Form 10-Q
period 1996-09-30
HF FINANCIAL CORP
filed 1996-11-12
CIK 881790

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                          OR

                    [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19772


                                  HF FINANCIAL CORP.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                               46-0418532
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

         225 South Main Avenue, Sioux Falls, SD                 57102
--------------------------------------------------------------------------------
         (Address of principal executive office)           (ZIP Code)

                                   (605)  333-7556
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                               -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of October 29, 1996 there were outstanding 2,909,108 common shares, net of 108,015 shares of treasury stock, with $.01 par value, of the registrant.

                                  HF FINANCIAL CORP.

                                      FORM 10-Q
                                        INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION


    Item 1.   Financial Statements (Unaudited):

              Consolidated Statements of Financial Condition
                As of  September 30, 1996 and June 30, 1996                   1

              Consolidated Statements of Income  for the Three
                Months Ended September 30, 1996 and 1995                      2

              Consolidated Statement of Stockholders' Equity
                for the Three Months Ended  September 30, 1996                3

              Consolidated Statements of Cash Flows  for the
                for the Three Months Ended September 30, 1996 and 1995      4-5

              Notes to Consolidated Financial Statements                      6

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              7-17
    PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                              18

    Item 2.   Changes in Securities                                          18

    Item 3.   Default upon Senior Securities                                 18

    Item 4.   Submission of Matters to a Vote
                of Security Holders                                          18

    Item 5.   Other Information                                              18

    Item 6.   Exhibits and Reports on Form 8-K                               18

    Signatures                                                               19

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Dollars in Thousands)
                                     (Unaudited)
              ASSETS                               September 30,      June 30,
                                                       1996            1996
                                                   -------------     ----------
Cash and cash equivalents                            $  18,351       $  11,145
Securities available for sale                           40,319          41,168
Loans receivable, net                                  423,472         413,143
Loans held for sale                                      6,364           7,280
Mortgage-backed securities available for sale           42,793          59,495
Accrued interest receivable                              3,814           4,002
Foreclosed real estate and other properties                356             228
Office properties and equipment, at cost, net of
    accumulated depreciation                            15,071          15,046
Prepaid expenses and other assets                          893             510
Loan servicing rights, net                                 976             938
Deferred income taxes                                    1,585           1,552
Intangible assets, net                                     145             152
                                                    -------------    -----------
                                                     $ 554,139      $  554,659
                                                    -------------    -----------
                                                    -------------    -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                            $  407,818      $  398,166
Advances from Federal Home Loan Bank and other
    borrowings                                          78,025          90,123
Advances by borrowers for taxes and insurance            6,889           4,667
Accrued interest payable                                 5,794           5,853
Other liabilities                                        5,804           4,587
                                                    -------------    -----------
    Total Liabilities                                  504,330         503,396
                                                    -------------    -----------

Stockholders' Equity:
Preferred stock, $.01 par value, 500,000 shares
    authorized, none outstanding.                      - - - -         - - - -
Common stock, $.01 par value, 5,000,000 shares
    authorized, 3,017,123 shares outstanding at
    September 30, 1996 and  3,051,739 shares
    outstanding at June 30, 1996 (Note 3)                   31              31
Additional paid-in capital                              14,582          14,480
Retained earnings, substantially restricted             38,096          38,745
Unearned compensation                                     (568)           (569)
Treasury Stock                                          (1,647)           (802)
Net unrealized (loss) on securities available for
    sale                                                  (685)           (622)
                                                    -------------    -----------
    Total Stockholders' Equity                          49,809          51,263
                                                    -------------    -----------
                                                    $  554,139      $  554,659
                                                    -------------    -----------
                                                    -------------    -----------

See Notes to Consolidated Financial Statements.


                                        Page1

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                (Dollars in Thousands)
                                     (Unaudited)


                                               Three months ended September 30,
                                            -----------------------------------
                                                          1996             1995
                                                      ---------      ----------
Interest and dividend income:
     Loans receivable                                 $  9,685        $  8,271
     Mortgage-backed securities                            870           1,394
     Investment securities and other interest
      bearing deposits                                     592             818
                                                      ----------      ----------
                                                        11,147          10,483
                                                      ----------      ----------
Interest expense:
     Deposits                                            5,036           5,414
     Advances from FHLB and other borrowed
      money                                              1,246           1,159
                                                      ----------      ----------
                                                         6,282           6,573
                                                      ----------      ----------
     Net interest income                                 4,865           3,910
Provision for losses on loans                               90         - - - -
                                                      ----------      ----------

     Net interest income after provision for
      losses on loans                                    4,775           3,910
                                                      ----------      ----------

Noninterest income:
     Loan servicing income                                 238             177
     Loan fees and service charges                         175             292
     Fees on deposits                                      390             262
     Commission and insurance income                       183             230
     Appraisal and inspection fees                         166             172
     Gain on sale of securies, net                           2              58
     Gain on sales of loans                                131             125
     Other                                                 105              60
                                                      ----------      ----------
                                                         1,390           1,376
                                                      ----------      ----------
Noninterest expense:
     Compensation and employee benefits                  2,338           1,973
     Occupancy and equipment                               724             547
     Federal insurance premiums and assessment           2,877             230
     Other general and administrative expenses             854             812
     Losses, provision for losses and expenses
      on foreclosed real estate and other
      properties, net                                       35              92
                                                      ----------      ----------
                                                         6,828           3,654
                                                      ----------      ----------

Income(loss) before income taxes                          (663)          1,632

Income tax expense (credit)                               (285)            624
                                                      ----------      ----------

     Net income (loss)                                $   (378)       $  1,008
                                                      ----------      ----------
                                                      ----------      ----------

Earnings (loss) per  share:
     Net income (loss) per share                      $  (0.12)       $   0.32
                                                      ----------      ----------
                                                      ----------      ----------

See Notes to Consolidated Financial Statements

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended September 30, 1996
                                (Dollars In Thousands)
                                     (Unaudited)


                                                                Additional                                             Unrealized
                                                    Common        Paid-In      Retained     Unearned       Treasury       (Loss)
                                                     Stock        Capital      Earnings  Compensation        Stock     Net of tax
                                                 -----------    ----------     --------- -------------     ---------   ------------
Balance, June 30, 1996                             $     31      $ 14,480      $ 38,745      $   (569)     $   (802)     $   (622)

Net income (loss)                                   - - - -       - - - -          (378)      - - - -       - - - -       - - - -

Exercise of stock options for 20,384 shares         - - - -           102       - - - -       - - - -       - - - -       - - - -

Cash dividends ($0.09 per share)
     on common stock                                - - - -       - - - -          (271)      - - - -       - - - -       - - - -

Adjustment to unrealized gains (losses) on
     available for sale securities, net of tax      - - - -       - - - -       - - - -       - - - -       - - - -           (63)

Purchase of Treasury Stock                          - - - -       - - - -       - - - -       - - - -          (845)      - - - -

Amortization of unearned compensation               - - - -       - - - -       - - - -             1       - - - -       - - - -
                                                   ----------    ----------     ---------   -----------     ---------     ---------

Balance, September 30, 1996                        $     31      $ 14,582      $ 38,096      $   (568)     $ (1,647)     $   (685)
                                                   ----------    ----------     ---------   -----------     ---------     ---------
                                                   ----------    ----------     ---------   -----------     ---------     ---------


See Notes to Consolidated Financial Statements

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                     (Unaudited)
                                              Three Months Ended September 30,
                                            -----------------------------------
                                                    1996                  1995
                                            ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $    (378)          $    1,008
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
  Provision for losses on loans                        90              - - - -
  Depreciation                                        336                  173
  Amortization of premiums and discounts,
    net:
    Securities                                         23                   93
    Loans, loans held for sale and mortgage-
    backed securities                                 (42)                 (57)
  Reduction in cost of intangible assets                7                    7
  Reduction in purchased mortgage servicing
    rights                                             30                   90
  Amortization of unearned compensation                 1                    8
  Increase (decrease) in deferred loan fees          (498)                 101
  Loans originated for resale                     (10,637)             (11,146)
  Proceeds from the sale of loans                  10,742               11,271
  (Gain) on sale of loans                            (105)                (125)
  (Gain) loss on sale of securities                    (2)                 (58)
  Losses and provisions for losses on sales
    of foreclosed real estate and other
    properties, net                                     7                   33
  (Increase)decrease in accrued interest
    receivable                                        188                 (287)
  (Increase) decrease in prepaid expenses
    and other assets                                 (383)                (112)
  (Gain) Loss on disposal of property and
    equipment                                          (1)             - - - -
  (Increase) in originated mortgage
    servicing rights                                  (26)             - - - -
  Increase in other liabilities                     1,158                1,671
  (Increase) decrease in deferred income tax          (33)                 320
                                                ---------           ----------
    Net cash provided by operating
    activities                                  $     477           $    2,990
                                                ---------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
    Sales and maturities                        $   1,000           $    6,091
    Purchases                                     - - - -               (5,232)
  Proceeds from sale of property and
    equipment                                          36              - - - -
  Purchase of property and equipment:                (396)                (142)
  Purchase of mortgage servicing rights               (42)                 (29)
  Loans purchased                                  (5,067)              (7,109)
  Loans made to customers                         (28,875)             (47,072)
  Sale of participating interest in loans         - - - -                3,750
  Principal collected on loans                     24,770               20,327
  Proceeds from sale of foreclosed real
    estate and other properties, net                  118                  188
  Proceeds from sale/maturities of mortgage-
    backed securities                               8,117                2,815
  Repayment of mortgage-backed securities           8,306                2,601
                                                ---------           ----------
    Net cash provided by (used in) investing
    activities                                  $   7,967           $  (23,812)
                                                ---------           ----------


See Notes to Consolidated Financial Statements

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (Dollars in Thousands)
                                    (Unaudited)

                                              Three Months Ended September 30,
                                            -----------------------------------
                                                    1996                  1995
                                            ------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits           $   9,652           $   (4,951)
  Proceeds of advances from Federal Home
    Loan Bank and other borrowings                 $5,000               37,000
  Payments on advances from Federal Home
    Loan Bank and other borrowings                (17,098)             (12,098)
  Increase in advances by borrowers for
    taxes and insurance                             2,222                3,058
  Proceeds from issuance of common stock              102              - - - -
  Purchase of treasury stock                         (845)             - - - -
  Cash dividends paid                                (271)                (251)
                                                ---------            ---------
    Net cash provided by (used in) financing
    activities                                  $  (1,238)           $  22,758
                                                ---------            ---------
  Increase in cash and cash equivalents         $   7,206            $   1,936
  Cash and cash equivalents:
    Beginning                                      11,145                5,485
                                                ---------            ---------
    Ending                                      $  18,351            $   7,421
                                                ---------            ---------
                                                ---------            ---------

See Notes to Consolidated Financial Statements.

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For The Three months Ended September 30, 1996 and 1995
                                (Dollars in thousands)
                                     (unaudited)

NOTE 1.  SELECTED ACCOUNTING POLICIES

BASIS OF PRESENTATION:

    The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. In addition, a $2.6 million accrual for the assessment on SAIF deposits has been included the financial statements. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of HF Financial Corp. (the "Company"), its subsidiaries, HF Mortgage Corp., HF Card Services L.L.C. and Home Federal Savings Bank, (the "Bank") and the Bank's subsidiaries.


NOTE 2.  REGULATORY CAPITAL

The following table sets forth the Bank's compliance with its capital requirements at September 30, 1996:

                                                     Amount     Percent
                                                     ------     -------
         Tier I (Core) capital:
              Required . . . . . . . . . . . .      $16,614     3.00%
              Actual . . . . . . . . . . . . .       40,229     7.26
              Excess . . . . . . . . . . . . .       23,615     4.26%
         Risk-based capital:
              Required . . . . . . . . . . . .      $27,994     8.00%
              Actual . . . . . . . . . . . . .       44,412    12.69
              Excess . . . . . . . . . . . . .       16,418     4.69%


NOTE 3.  CHANGE IN CAPITAL STRUCTURE

    On December 20, 1995, the Company declared a two-for-one stock split in the form of a stock dividend of one share of common stock for each one share outstanding, payable to shareholders of record on January 10, 1996. The payment date was January 31, 1996. The earnings per share computations have been retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock split for all periods presented.

NOTE 4.  EARNINGS PER SHARE

    Earnings per share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding, including shares issuable upon exercise of dilutive options outstanding and have been retroactively adjusted for the two-for-one stock split in the form of a stock dividend payable to shareholders of record on January 10, 1996. The weighted average number of common and common equivalent shares outstanding for the three month period ended September 30, 1996 and 1995 as adjusted was 3,167,438 and 3,161,596 respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

GENERAL


    HF Financial Corp. ("Company") was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Bank") issued in the mutual to stock conversion of the Bank. The Company acquired all of the stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a new mortgage subsidiary as HF Mortgage Corp. ("Mortgage Corp."). The activities of the Company itself have no significant impact on the results of operations on a consolidated basis. Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services L.L.C. and Mortgage Corp.

    The Company's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, securities and mortgage-backed securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, gains and losses on sales of foreclosed property, securities available for sale, provisions for loan losses, service charge fees, subsidiary activities, operating expenses, regulatory assessments and income taxes.

    THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATES," "WILL," AND "INTENDS," OR COMPARABLE TECHNOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. POTENTIAL PURCHASERS OF THE COMPANY'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN AND IN OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

FINANCIAL CONDITION DATA

    At September 30, 1996, the Company had total assets of $554.1 million, a decrease of $520,000 from the level at June 30, 1996. The decrease in assets was due primarily to a decrease in mortgage-backed securities of $16.7 million which was partially offset by an increase in loans receivable of $10.3 million and an increase in cash and cash equivalents of $7.2 million. The decrease in mortgage-backed securities of $16.7 million was used to pay down advances from Federal Home Loan Bank and other borrowings of $12.1 million. The increase in loans receivable and cash and cash equivalents was funded primarily by an increase deposits of $9.7 million, and the remaining decrease in mortgage-backed securities from the levels of June 30, 1996. In addition, stockholders' equity decreased from $51.3 million at June 30, 1996 to $49.8 million at September 30, 1996, primarily due to the purchase of treasury stock of $845,000, a net loss of $378,000, and the payment of cash dividends of $271,000 to the Company's stockholders.

    The increase in loans receivable of $10.3 million was due primarily to originations exceeding amortizations and prepayments of principal. Loans held for sale include loans receivable that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rate, changes in prepayment risk or other similar factors.

    The decrease in mortgage-backed securities of $16.7 million was primarily the result of sales of $8.1million and amortizations and prepayments of principal of $8.3 million.

    The $9.7 million increase in deposits was due primarily to the Bank being successful in increasing certificates of deposits and checking accounts from customers.

    Advances from the FHLB and other borrowings decreased $12.1 million for the three months ended September 30, 1996 primarily due to the payment of $17.1 million on advances and other borrowings during the three months ended September 30, 1996. These payments were partially offset by the Bank obtaining $5.0 million of advances and borrowings to fund loans.

    The $2.2 million increase in advances by borrowers for taxes and insurance was due primarily to the receipt of escrow payments in excess of amounts paid out. The major escrow payments are primarily paid semiannually in April and October.

ANALYSIS OF NET INTEREST INCOME

    Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

    AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of non-accruing loans. The yields and costs for the three months ended September 30, 1996 and 1995 include fees which are considered adjustments to yield.


                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------------------
                                                                         1996                                1995
                                                      --------------------------------------  -------------------------------------
                                                             Average      Interest                Average      Interest
                                                         Outstanding      Earned/     Yield/  Outstanding      Earned/      Yield/
                                                             Balance      Paid         Rate       Balance      Paid         Rate
                                                      --------------    ----------  --------  ------------   ----------    --------
                                                                                    (Dollars in Thousands)

Interest-earning assets:
  Loans receivable (1)                                    $  432,550    $  9,685      8.96%    $  383,732    $  8,271      8.62%
  Mortgage-backed securities                                  53,771         870      6.47%        82,176       1,394      6.79%
  Other investment securities (2)                             36,436         497      5.46%        55,835         736      5.27%
  FHLB stock                                                   5,222          95      7.28%         4,676          82      7.01%
                                                          ----------    --------    ------     ----------    --------    ------
Total interest-earning assets                                527,979      11,147      8.45%       526,419      10,483      7.97%
                                                                        --------    ------                   --------    ------
  Non-interest earning assets.                                28,664                               20,332
                                                          ----------                           ----------
Total assets                                              $  556,643                           $  546,751
                                                          ----------                           ----------
                                                          ----------                           ----------
Interest-bearing liabilities:
Deposits:
  Now and money market accounts                           $   68,203    $    432      2.53%    $   56,396    $    411      2.92%
  Savings accounts                                            30,685         159      2.07%        31,267         195      2.49%
  Certificates of deposit                                    300,960       4,445      5.91%       312,126       4,808      6.16%
                                                           ---------    --------    ------     ----------    --------    ------
    Total deposits                                           399,848       5,036      5.04%       399,789       5,414      5.42%
FHLB Advances and other borrowings                            88,108       1,246      5.66%        81,871       1,159      5.66%
                                                           ---------    --------    ------     ----------    --------    ------

Total interest-bearing liabilities                           487,956       6,282      5.15%       481,660       6,573      5.46%
                                                                        --------    ------     ----------    --------    ------
  Other liabilities                                           17,889                               16,220
                                                          ----------                           ----------
Total liabilities                                            505,845                              497,880
  Equity                                                      50,798                               48,871
                                                          ----------                           ----------
Total liabilities and equity                              $  556,643                           $  546,751
                                                          ----------                           ----------
                                                          ----------                           ----------

Net interest income; interest rate spread                               $  4,865      3.30%                  $  3,910      2.51%
                                                                        --------    ------                   --------    ------
                                                                        --------    ------                   --------    ------

Net interest margin (3)                                                               3.69%                     2.97%
                                                                                    ------                     ------
                                                                                    ------                     ------

--------------------------------------------------------------------------------------------------------------------------------


(1)  Includes interest on accruing loans past due 90 days or more.
(2)  Includes primarily U.S. government securities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

    The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increases and decreases due to fluctuating outstanding balances that are due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                                            Three Months Ended September 30,
                                       ----------------------------------------
                                                      1996 vs 1995
                                       ----------------------------------------
                                                 (Dollars in Thousands)
                                       Increase
                                      (Decrease)                       Total
                                        Due to        Due to         Increase
                                        Volume         Rate         (Decrease)
                                      ----------    -----------     -----------
Interest-earning assets:
  Loans receivable (1)                  $  1,093       $   321        $  1,414
  Mortgage-backed securities                (460)          (64)           (524)
  Other investment securities (2)           (265)           26            (239)
  FHLB stock                                  10             3              13
                                       ---------      --------       ---------
Total interest-earning assets           $    378       $   286        $    664
                                       ---------      --------       ---------
                                       ---------      --------       ---------

Interest-bearing liabilities:
Deposits:
  Now and money markets                 $     75       $   (54)       $     21
  Savings accounts                            (3)          (33)            (36)
  Certificates of deposit                   (165)         (198)           (363)
                                       ---------      --------       ---------
   Total Deposits                            (93)         (285)           (378)
   FHLB Advances and other borrowings         88            (1)             87
                                       ---------      --------       ---------
Total Interest-bearing liabilities      $     (5)      $  (286)       $   (291)
                                       ---------      --------       ---------
                                       ---------      --------       ---------

Net interest income increase                                          $    955
                                                                     ---------
                                                                     ---------

--------------------------------------------------------------------------------

(1)  Includes interest on loans past due 90 days or more
(2)  Includes primarily U. S. Government Securities

ASSET QUALITY

    In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a monthly basis to identify loss potential and determine the adequacy of the allowance for possible loan losses. The following table sets forth the amounts and categories of the Bank's non-performing assets for the periods indicated.


                                                      Sept 30,       June 30,
                                                      --------       --------
                                                        1996           1996
                                                      --------       --------

Non-accruing loans:
  One to four Family                                $     804      $     682
  Commercial real estate                                  550            556
  Multi-family                                        - - - -        - - - -
  Mobile Homes                                             56             58
  Consumer                                                543            340
  Construction Loans                                      447        - - - -
  Commercial Business                                     526            427
                                                    ---------      ---------
Total                                               $   2,926      $   2,063
                                                    ---------      ---------

Accruing loans delinquent more than 90 days:
  One to four Family                                $ - - - -      $ - - - -
  Commercial real estate                              - - - -        - - - -
  Multi-family                                        - - - -        - - - -
  Mobile Homes                                        - - - -        - - - -
  Consumer                                            - - - -        - - - -
  Commercial Business                                 - - - -        - - - -
                                                    ---------      ---------
Total                                               $ - - - -      $ - - - -
                                                    ---------      ---------

Foreclosed Assets:
  One to four Family                                $      18      $      52
  Commercial real estate                              - - - -              1
  Multi-family                                        - - - -        - - - -
  Mobile Homes                                            146             88
  Consumer                                                192             87
  Commercial Business                                 - - - -        - - - -
                                                    ---------      ---------
Total                                               $     356      $     228
                                                    ---------      ---------
Total non-performing assets                         $   3,282      $   2,291
                                                    ---------      ---------
                                                    ---------      ---------

Total as a percentage of total assets                   0.59%          0.41%
                                                    ---------      ---------
                                                    ---------      ---------

Total Non-performing loans as a percentage of
 total loans                                            0.68%          0.49%
                                                    ---------      ---------
                                                    ---------      ---------


    Generally, when a loan becomes delinquent 90 days or more, the Bank will place the loan on a non-accrual status and, as a result, accrued interest income on the loan is taken out of income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status until the borrower has brought the loan current. Accruing loans delinquent 90 days or more are loans that are well-secured on which the Bank anticipates full collection of principal and interest.

    Non-performing assets increased to $3.3 million at September 30, 1996 from $2.3 million at June 30, 1996, an increase of $991,000. In addition, the ratio of non-performing assets to total assets, which is one indicator of credit risk exposure, increased to 0.59% at September 30, 1996 from 0.57% at June 30, 1996.

    Non-accruing loans increased to $2.9 million at September 30, 1996 from $2.2 million at June 30, 1996, an increase of $700,000. Included in the $2.9 million of non-accruing loans was a $547,000 loan secured by a motel, a $326,000 construction loan secured by land and the partially completed dwelling. For the three month period ended September 30, 1996, gross interest income of $119,000 would have been recognized on loans accounted for on a non-accrual basis had such loans been current in accordance with their original terms. Gross interest income of $112,000 was recognized as income on loans accounted for on a non-accrual basis.

    Foreclosed assets increased to $356,000 at September 30, 1996 from $228,000 at June 30, 1996, an increase of $128,000.

    At September 30, 1996, the Bank had approximately $7.0 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the September 30, 1996 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at September 30, 1996 will be adequate in the future.

    The following table sets forth information with respect to activity in the Bank's allowance for losses on loans during the periods indicated.


                                            Three Months Ended September 30,
                                            --------------------------------
                                                 1996                1995
                                            ---------           ---------
                                                 (Dollars in Thousands)

Balance at beginning of period              $   4,129           $   4,039

CHARGE-OFFS:
One- to four-family                               (27)            - - - -
Commercial                                    - - - -                 (35)
Multi-family                                  - - - -             - - - -
Consumer                                          (72)                (88)
Mobile homes                                      (41)                (74)
                                            -----------         -----------
Total charge-offs                           $    (140)          $    (198)
                                            -----------         -----------

RECOVERIES:
One- to four-family                         $ - - - -           $      49
Commercial                                    - - - -                  30
Multi-family                                       46                   1
Commercial business                                 1             - - - -
Consumer                                           48                  22
Mobile homes                                        9                  20
                                            -----------         -----------
Total recoveries                            $     104           $     122
                                            -----------         -----------

Net (charge-offs)                           $     (36)          $     (76)

Additions (recoveries) charged to
  operations                                       90             - - - -
                                            -----------         -----------

Balance at end of period                    $   4,183           $   3,963
                                            -----------         -----------
                                            -----------         -----------

Ratio of net (charge-offs) during the
  period to average loans outstanding
  during the period                           (0.01)%             (0.02)%
                                            -----------         -----------
                                            -----------         -----------

Ratio of allowance for loan losses to
  total loans at end of period                  0.97%               1.01%
                                            -----------         -----------
                                            -----------         -----------

Ratio of allowance for loan losses to
  non-performing loans at end of
  period (1)                                  142.96%             141.49%
                                            -----------         -----------
                                            -----------         -----------


   (1) Non-performing loans includes non-accruing loans and accruing loans delinquent more than 90 days.

    The allowance for loan losses was $4.2 million at September 30, 1996 as
compared to $4.0 million at September 30, 1995.    The ratio of the allowance
for losses on loans to total loans was 0.97% at September 30, 1996 and 1.01% at September 30, 1995. The Bank's management has considered non-performing assets and other assets of concern in establishing the allowance for losses on loans. The Bank will continue to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                  At September 30,1996     At June 30,1996
                                ------------------------  ---------------------
                                               Percent                Percent
                                              of Loans               of Loans
                                               in Each                in Each
                                              Category               Category
                                              to Total               to Total
                                  Amount       Loans       Amount     Loans
                                --------    -----------  --------    ----------

                                            (Dollars in Thousands)

One- to four- family (1)       $  1,601         38.28%  $  1,789         43.27%

Commercial and multi-family
 real estate (1)                  1,092         26.11%       957         23.21%

Mobile homes                        186          4.45%       191          4.62%

Consumer  (2)                     1,170         27.97%     1,060         25.69%

Commercial  business                134          3.20%       132          3.21%
                               --------       -------   --------       -------

  Total                        $  4,183        100.00%  $  4,129        100.00%
                               --------       -------   --------       -------
                               --------       -------   --------       -------

  (1)  Includes construction loans.
  (2)  Excludes allowances for losses related to mobile home loans.

    The allowance for possible losses on loans is maintained at a level which is considered by management to be adequate to absorb possible loan losses on existing loans that may become uncollectible, based on an evaluation of the collectability of loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for possible loan losses is established through a provision for possible loan losses charged to expense.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

    GENERAL. The Company's net income decreased $1.4 million from $1.0 million for the three months ended September 30, 1995 to a loss of $378,000 for the three months ended September 30, 1996. As discussed in more detail below, this decrease was due primarily to the increase in noninterest expense of $3.2 million (including the $2.6 million SAIF assessment) which was partially offset by an increase in net interest income of $955,000, and a decrease in income tax expense of $909,000.

    INTEREST INCOME. Interest income increased $664,000 from $10.5 million for the three months ended September 30, 1995 to $11.1 million for the three months ended September 30, 1996. Of this increase, $378,000 resulted from an increase in the average balance of interest-earning assets of $1.6 million and an increase of $286,000 was due to an increase in the average yield on interest-earning assets from 7.97% for the three months ended September 30, 1995 to 8.45% for the three months ended September 30, 1996.

    INTEREST EXPENSE. Interest expense decreased $291,000 from $6.6 million for the three months ended September 30, 1995 to $6.3 million for the three months ended September 30, 1996. The decrease was due to a decrease in average rates paid on interest-bearing liabilities from 5.46% for the three months ended September 30, 1995 to 5.15% for the three months ended September 30, 1996.

    NET INTEREST MARGIN. The Company's net interest margin for the three months ended September 30, 1996 as compared to September 30, 1995 increased 72 basis points to 3.69%. As discussed above, the yields on interest earning assets increased and the rates paid on interest-bearing liabilities decreased, resulting in an increase in net interest margin. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

    PROVISION FOR LOSSES ON LOANS. The allowance for possible losses on loans is maintained at a level which is considered by management to be adequate to absorb possible loan losses on existing loans that may become uncollectible, based on an evaluation of the collectability of loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for possible loan losses is established through a provision for possible loan losses charged to expense.

     During the three months ended September 30, 1996, the Company recorded a provision for losses on loans of $90,000 as compared to no provision for losses on loans for the three months ended September 30, 1995. The provision for loan losses of $90,000 for the three months ended September 30, 1996 compared to the same period in fiscal 1996 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

    The allowance for loan losses at September 30, 1996 was $4.2 million. The allowance increased from the June 30, 1996 balance primarily as a result of the provision for loan losses of $90,000 exceeding net chargeoffs of $36,000. The ratio of allowance for loan losses to non-performing loans at September 30, 1996 was 142.96% compared to 141.49% at September 30, 1995. The allowance for losses on loans to total loans at September 30, 1996 was 0.97% compared to 1.01% at September 30, 1995. The Bank's management believes that the September 30, 1996 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

    NONINTEREST INCOME. Noninterest income was $1.4 million for the three months ended September 30, 1996 and for the three months ended September 30, 1995.

    Loan fees and service charges decreased by $117,000 for the three months ended September 30, 1996 as compared to the same period in the prior fiscal year. This decrease was primarily due to a decrease in the initial service charge collected on the origination of mortgage loans which are not subject to amortization. This decrease was the result of a decrease in the amount of loans made to customers when comparing the three months ended September 30, 1996 to the same period in the prior fiscal year

    Fees on deposits increased $128,000 for the three months ended September
30, 1996 as compared to the same period in the prior fiscal year. This increase was due to an increase in the number of transaction accounts that customers have with the bank.

    NONINTEREST EXPENSE. Noninterest expense increased $3.1 million from $3.7 million for the three months ended September 30, 1995 to $6.8 million for the three months ended September 30, 1996. This increase resulted primarily from an increase in compensation and employee benefits of $365,000 and an increase in
federal insurance premiums of $2.6 million.   The increase in compensation and
employee benefits was due primarily to an increase in the number of employees for the Bank increasing to 247 at September 30, 1996 from 220 at September 30, 1995. The increase in the federal insurance premiums of $2.6 million is the result of the passage by Congress and the President of the United States of the Savings Association Insurance Fund "SAIF" legislation which assessed a one time
charge of $2.6 million to the Bank in order to recapitalize the SAIF.    See
"Liquidity and Capital Resources " for further discussion.

    INCOME TAX EXPENSE(CREDIT). The Company's income tax expense for the three months ended September 30, 1996 was a credit of $285,000 compared to expense of $624,000 for the three months ended September 30, 1995, a decrease
of $909,000.   This decrease was proportionate to the decrease in the Company's income before income tax.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank's primary sources of funds are deposits, advances from the Federal Home Loan Bank, amortization and prepayments of loan principal (including mortgage-backed securities) and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.

    Mortgage Corp.'s primary source of funds is a line of credit of $843,750 from the Bank. Mortgage Corp. originates loans and sells them either to the Bank or to secondary market investors. The line of credit is drawn upon to fund the loans that Mortgage Corp. makes to its customers. The line of credit is reduced when Mortgage Corp. receives funds from the investors who have purchased the loan. Mortgage Corp. originated approximately $3.2 million of loans during the three months ended September 30, 1996.

    Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required. At September 30, 1996, the Bank's regulatory liquidity ratio was 12.63%.

    Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales,
(iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the first three months of fiscal 1996, the Bank required funds beyond its ability to generate funds internally thus it used its borrowing capacity with the FHLB by obtaining advances. The Bank renewed the open line of credit with the FHLB in January 1996 at an amount of $20.0 million which will expire in January 1997.

    The Bank and Mortgage Corp. anticipate that they will have sufficient funds available to meet current loan commitments. At September 30, 1996, the Bank and Mortgage Corp. had outstanding commitments to originate loans of $23.1 million, to purchase loans of $635,000 and to sell loans of $12.1 million. There were no commitments to purchase or sell mortgage-backed securities, securities available for sale or securities to be held to maturity.

    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

    Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at September 30, 1996 the Bank met all current capital requirements.


    The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 7.26% at September 30, 1996.

    Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

    The Bank is a member of the Savings Association Insurance fund ("SAIF") and the deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). On September 30, 1996, Congress passed and President Clinton signed into law legislation to resolve the deposit insurance premium disparity. The banking package also included extensive regulatory relief for banks and thrifts. The banking package included a one-time special assessment on SAIF deposits to be imposed to bring the fund's reserve ratio to the statutory required 1.25 percent. The assessment rate was 65.7 basis points on deposits as of March 31, 1995 resulting in an assessment of $2.6 million on its deposits as recorded of March 31, 1995 which will be payable on November 29, 1996. In addition, the banking package includes the following items which will affect SAIF members: (1) Pro-rata sharing of the Financing Corporation ("FICO") obligation among Bank Insurance Fund ("BIF") and SAIF members will begin by January 1, 2000. From 1997 through 1999, partial sharing will occur, with SAIF deposits assessed 6.44 basis points and BIF deposits 1.29 basis points (2) Through December 31, 1998, the assessment rate for SAIF deposits cannot be lower than the rate for BIF deposits (3) The FDIC is prohibited from setting the semiannual assessment at a rate in excess of that needed to maintain or meet the required reserve ratio. Until the funds are merged, the FDIC is permitted to rebate or credit excess premiums to BIF members only (4) For a three-year period, the banking regulators are authorized to prevent SAIF insured institutions from "facilitating or encouraging" customers to shift their deposits to BIF-insured affiliates for the purposed of evading the SAIF premium
(5) The BIF and SAIF insurance funds will merge to form the Deposit Insurance Fund on January 1, 1999, if there are no savings associations in existence on that date (6) Pro-rata FICO sharing will begin and the ban on deposit shifting will end on the earlier of January 1, 2000 or when the last savings association ceases to exist and (7) The Treasury Department is directed to report to Congress by March 31, 1997, with its recommendations on a common charter for banks and savings institutions. The decrease in the SAIF deposit assessment from 23 basis points to 6.44 basis points is a savings of approximately 72% to the Bank on an annual basis which will impact net income for the Bank and the Company on an ongoing basis in the future.

IMPACT OF INFLATION AND CHANGING PRICES

    The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

EFFECT OF NEW ACCOUNTING STANDARDS

    In October 1995, the FASB issued SFAS No.123, "Accounting for Stock-Based Compensation." This Statement establishes a new fair value-based accounting method for stock-based compensation plans. Companies may continue to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in determining net income; however, they must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The disclosure requirements of SFAS No. 123 are required beginning in fiscal 1997. The Company plans to continue to account for such plans in accordance with APB Opinion No. 25.

    In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement establishes basic principles that states that an entity should recognize only assets it controls and liabilities it has incurred, assets should be "derecognized" only when control has been surrendered, liabilities should be "derecognized" only when they have been extinguished, and recognition of financial assets and liabilities should not be affected by the sequence of transactions unless the effect of the transactions is to maintain effective control over a transferred financial asset. This Statement applies prospectively for fiscal years beginning after December 31, 1996. This Statement is not expected to have a material effect on the financial position and results of operations of the Company or its subsidiaries.

    On July 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This Statement requires that a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values. This Statement requires a mortgage banking enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Bank recorded $26,000 as a gain on sale of loans as a result of adopting SFAS No. 122 for the three month period ended September 30, 1996.

                                  HF FINANCIAL CORP.

                                      FORM 10-Q

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
                                  None

Item 2.  CHANGES IN SECURITIES
              On October 23, 1996 the Board of Directors of the Company adopted a Shareholder Rights Plan (the "Plan"). The Plan is designed to enable HF Financial Corp. and its Board of Directors to develop and preserve long-term values for stockholders and to protect stockholders in the event an attempt is made to acquire control of HF Financial Corp. through certain coercive or unfair tactics or without an offer of fair value to all stockholders. The rights are being issued to stockholders of record as of the close of business on November 13, 1996 and they expire on October 22, 2006. The rights will automatically trade with HF Financial Corp.'s Common Stock. The Corporation, on October 29, 1996, filed a Registration Statement on a Form 8-A with respect to the registration of the rights.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                                  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                  None

Item 5.  OTHER INFORMATION
                                  None

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K

         a.   No exhibits on Form 8-K are required to filed.

         b.   No reports were filed.

--------------------------------------------------------------------------------
No other information is required to be filed under Part II of the form

                                  HF FINANCIAL CORP.

                                      FORM 10-Q
                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HF Financial Corp.
                                  -------------------------------------
                                            (Registrant)

Date:                        by
    ------------------          ---------------------------------------
                                       Curtis L. Hage, President
                                       and Chief Executive Officer
                                       (Duly Authorized Officer)

Date:                        by
    ------------------          ---------------------------------------

                                       Donald F. Bertsch, Senior
                                       Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)