Form 10-Q
period 1996-12-31
HF FINANCIAL CORP
filed 1997-02-05
CIK 881790

                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                    OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19772



                              HF FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        46-0418532
-------------------------------------------------------------------------------
 (State or other jurisdiction  of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

        225 South Main Avenue, Sioux Falls, SD                 57102
-------------------------------------------------------------------------------
       (Address of principal executive office)               (ZIP Code)

                                 (605) 333-7556
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----      ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of February 1, 1997 there were outstanding 3,014,331 common shares, net of 111,815 shares of treasury stock, with $.01 par value, of the registrant.

                           HF FINANCIAL CORP.

                               FORM 10-Q
                                INDEX

                                                                      Page
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

              Consolidated Statements of Financial Condition
                 As of December 31, 1996 and June 30, 1996                 1

              Consolidated Statements of Income for the Three and
                 Six Months Ended December 31, 1996 and 1995               2

              Consolidated Statement of Stockholders' Equity
                 for the Six Months Ended December 31, 1996                3

              Consolidated Statements of Cash Flows for the
                 for the Six Months Ended December 31, 1996 and 1995     4-5

              Notes to Consolidated Financial Statements                   6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             7-19

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                           20

     Item 2.  Changes in Securities                                       20

     Item 3.  Default upon Senior Securities                              20

     Item 4.  Submission of Matters to a Vote
                  of Security Holders                                     20

     Item 5.  Other Information                                           20

     Item 6.  Exhibits and Reports on Form 8-K                            20

     Signatures                                                           21

                HF FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (Dollars in Thousands)
                             (Unaudited)


                                                          December 31, 1996     June 30, 1996
                                                          -----------------     ---------------
Cash and cash equivalents                                   $        12,838       $     11,145
Securities available for sale                                        38,542             41,168
Loans receivable, net                                               429,764            413,143
Loans held for sale                                                   8,651              7,280
Mortgage-backed securities available for sale                        40,216             59,495
Accrued interest receivable                                           3,768              4,002
Foreclosed real estate and other properties                             329                228
Office properties and equipment, at cost, net of
   accumulated depreciation                                          15,125             15,046
Prepaid expenses and other assets                                       935                510
Loan servicing rights, net                                            1,033                938
Deferred income taxes                                                 1,397              1,552
Intangible assets, net                                                  137                152
                                                              -------------       ------------
                                                              $     552,735          $ 554,659
                                                              -------------       ------------
                                                              -------------       ------------


  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                      $     413,686          $ 398,166
Advances from Federal Home Loan Bank
    and other borrowings                                             74,102             90,123
Advances by borrowers for taxes and insurance                         4,361              4,667
Accrued interest payable                                              5,899              5,853
Other liabilities                                                     3,505              4,587
                                                              -------------       ------------
     Total Liabilities                                              501,553            503,396
                                                              -------------       ------------

Stockholders' Equity:
Preferred stock, $.01 par value, 500,000 shares authorized,
    none outstanding                                                   ----               ----
Common Stock, $.01 par value, 5,000,000 shares authorized,
   3,018,131 shares outstanding at December 31, 1996 and                 31                 31
   3,051,739 shares outstanding at June 30, 1996 (Note 3)
Additional paid-in capital                                           14,594             14,480
Retained Earnings, substantially restricted                          39,090             38,745
Unearned compensation                                                  (566)              (569)
Treasury stock, 108,015 shares repurchased at December 31,
    1996 and 53,015 shares repurchased at June 30, 1996              (1,647)              (802)
Net unrealized (loss) on securities available for sale                 (320)              (622)
                                                              -------------       ------------
     Total Stockholders' Equity                                      51,182             51,263
                                                              -------------       ------------
                                                               $    552,735          $ 554,659
                                                              -------------       ------------
                                                              -------------       ------------

See Notes to Consolidated Financial Statements.

                HF FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                       (Dollars in Thousands)
                            (Unaudited)

                                                                Three months ended December 31,  Six months ended December 31,
                                                                -------------------------------  -----------------------------
                                                                        1996            1995              1996            1995
                                                                ------------     -------------   -------------      ----------
Interest and dividend income:
    Loans receivable                                                 $ 9,669         $ 8,870           $19,354          $17,141
    Mortgage-backed securities                                           690           1,250             1,560            2,644
    Investment-securities and other interest bearing deposits            597             767             1,189            1,585
                                                                ------------      ----------       -----------       ----------
                                                                      10,956          10,887            22,103           21,370
                                                                ------------      ----------       -----------       ----------

Interest expense:
     Deposits                                                          5,067           5,291            10,103           10,705
     Advances from FHLB and other borrowed money                       1,123           1,434             2,369            2,593
                                                                 ------------      ----------       -----------       ----------
                                                                       6,190           6,725            12,472           13,298
                                                                 ------------      ----------       -----------       ----------

     Net interest income                                               4,766           4,162             9,631            8,072
Provision for losses on loans                                             64            ----               154             ----
                                                                 ------------      ----------       -----------       ----------

     Net interest income after provision for losses on loans           4,702           4,162             9,477            8,072
                                                                 ------------      ----------       -----------       ----------

Noninterest income:
     Loan servicing income                                               244             182               482              359
     Loan fees and service charges                                       273             230               448              522
     Fees on deposits                                                    391             294               781              556
     Commission and insurance income                                     196             185               379              415
     Appraisal and inspection fees                                       101             119               267              291
     Gain on sale of securities,net                                     ----              73                 2              131
     Gain on sales of loans                                              150             237               281              362
     Other                                                               147              97               252              157
                                                                ------------      ----------       -----------       ----------
                                                                       1,502           1,417             2,892            2,793
                                                                ------------      ----------       -----------       ----------

Noninterest expense:
     Compensation and employee benefits                                2,334           2,005             4,672            3,978
     Occupancy and equipment                                             733             556             1,457            1,103
     Federal insurance premiums and assessment                           236             236             3,113              466
     Other general and administrative expenses                           947             794             1,801            1,606
     Losses, provision for losses and expenses on foreclosed
        real estate and other properties, net                             39              64                74              156
                                                                ------------      ----------       -----------       ----------
                                                                       4,289           3,655            11,117            7,309
                                                                ------------      ----------       -----------       ----------

Income before income taxes                                             1,915           1,924             1,252            3,556

Income tax expense                                                       650             735               365            1,359
                                                                ------------      ----------       -----------       ----------
     Net income                                                       $1,265          $1,189              $887           $2,197
                                                                ------------      ----------       -----------       ----------
                                                                ------------      ----------       -----------       ----------

Earnings per share:
     Net income per share                                              $0.42           $0.39             $0.29            $0.69
                                                                ------------      ----------       -----------       ----------
                                                                ------------      ----------       -----------       ----------

See Notes to Consolidated Financial Statements

                     HF FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Six Months Ended December 31, 1996
                            (Dollars In Thousands)
                                 (Unaudited)



                                                            Additional                                               Unrealized
                                                Common       Paid-In        Retained      Unearned      Treasury        (loss)
                                                Stock        Capital        Earnings    Compensation      Stock       net of Tax
                                            ------------    ----------      --------    ------------    --------     -----------
Balance, June 30, 1996                         $     31      $ 14,480      $  38,745     $     (569)       $(802)   $      (622)

Net income                                      - - - -       - - - -            887        - - - -      - - - -        - - - -

Exercise of stock options for 21,392
shares                                          - - - -           114        - - - -        - - - -      - - - -        - - - -

Cash dividends ($0.18 per share)
  on common stock                               - - - -       - - - -           (542)       - - - -      - - - -        - - - -

Adjustment to unrealized (loss) on              - - - -       - - - -        - - - -        - - - -      - - - -            302
available for sale securities, net of tax

Purchase of 55,000  shares of treasury
stock                                           - - - -       - - - -        - - - -        - - - -         (845)       - - - -

Amortization of unearned compensation           - - - -       - - - -        - - - -              3      - - - -        - - - -
                                            ------------    ----------      --------    ------------    --------     -----------

Balance, December 31,1996                           $31       $14,594        $39,090          $(566)     $(1,647)     $   (320)
                                            ------------    ----------      --------    ------------    --------     -----------
                                            ------------    ----------      --------    ------------    --------     -----------

See Notes to Consolidated Financial Statements

                HF FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Unaudited)


                                                                     Six months ended December 31,
                                                                     -----------------------------
                                                                            1996             1995
                                                                     -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                             $887           $2,197
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for losses on loans                                           154          - - - -
     Depreciation                                                            682              348
     Amortization of premiums and  discounts, net:
          Securities                                                         (44)              30
          Loans, loans held for sale and mortgage-backed securities          (79)             126
     Reduction in cost of intangible assets                                   15               15
     Reduction in purchased mortgage servicing rights                         61              180
     Amortization of unearned compensation                                     3               14
     Increase (decrease) in deferred loan fees                              (444)             145
     Loans originated for resale                                         (23,031)         (28,419)
     Proceeds from the sale of loans                                      23,245           28,781
     (Gain) on sale of loans                                                (214)            (362)
     (Gain) loss on sale of securities                                        (2)            (131)
     Losses and provisions for losses on  sales of foreclosed
         real estate and other properties, net                                 7              (73)
     (Increase)decrease in accrued  interest receivable                      234             (299)
     (Increase) decrease in prepaid expenses and other assets               (425)             193
     (Gain) loss on disposal of property and equipment                        (1)         - - - -
     (Increase) in originated mortgage servicing rights                      (67)         - - - -
     Increase (decrease) in other  liabilities                            (1,036)           2,398
     (Increase) decrease in deferred income tax                              155              353
                                                                     -----------        ---------
          Net cash provided by operating activities                        $ 100         $ 5,496
                                                                     -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale:
          Sales and maturities                                         $   3,000        $  14,517
          Purchases                                                      - - - -           (5,939)
     Proceeds from sale of property and equipment                             70          - - - -
     Purchase of property and equipment:                                    (830)          (1,065)
     Purchase of mortgage servicing rights                                   (89)             (49)
     Loans purchased                                                      (8,319)         (10,708)
     Loans made to customers                                             (66,372)         (75,372)
     Sale of participating interests in  loans                             5,000            7,375
     Principal collected on loans                                         51,703           41,367
     Proceeds from sale of foreclosed real estate
          and other properties, net                                          192              552
     Proceeds from sale/maturities of  mortgage-backed securities          8,276            2,757
     Repayment of mortgage-backed  securities                             11,042            5,816
                                                                     -----------        ---------
          Net cash provided by (used in) investing activities         $    3,673        $ (20,749)
                                                                     -----------        ---------
                                                                     -----------        ---------

See Notes to Consolidated Financial Statements

                HF FINANCIAL CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       (Dollars in Thousands)
                                (Unaudited)


                                                                    Six Months Ended December 31,
                                                                    -----------------------------
                                                                            1996             1995
                                                                    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                  $15,520          $(5,263)
     Proceeds of advances from Federal Home Loan Bank and other           22,000           55,582
        borrowings
     Payments on advances from Federal Home  Loan Bank and other         (38,021)         (32,098)
        borrowings
    Increase (decrease) in advances by borrowers for taxes and              (306)             199
             insurance
     Proceeds from issuance of common stock                                  114          - - - -
     Purchase of treasury stock                                             (845)         - - - -
     Cash dividends paid                                                    (542)            (503)
                                                                     -----------      -----------
          Net cash provided by (used in) financing activities            $(2,080)         $17,917
                                                                     -----------      -----------
     Increase in cash and cash equivalents                                $1,693           $2,664
     Cash and cash equivalents:
          Beginning                                                       11,145            5,485
                                                                     -----------      -----------
          Ending                                                         $12,838           $8,149
                                                                     -----------      -----------
                                                                     -----------      -----------

See Notes to Consolidated Financial Statements.

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For The Six months Ended December 31, 1996 and 1995
                             (Dollars in thousands)
                                   (unaudited)

NOTE 1.   SELECTED ACCOUNTING POLICIES

BASIS OF PRESENTATION:

   The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of HF Financial Corp. (the "Company"), its subsidiaries, Home First Mortgage Corp.(formerly known as HF Mortgage Corp. ), HF Card Services L.L.C. and
Home Federal Savings Bank, (the "Bank") and the Bank's subsidiaries.


NOTE 2.   REGULATORY CAPITAL

The following table sets forth the Bank's compliance with its capital requirements at December 31, 1996:

                                                         Amount        Percent
                                                        --------       --------
         Tier I (Core) capital:
           Required  . . . . . . . . . . . . . . . . .  $16,563         3.00%
           Actual  . . . . . . . . . . . . . . . . . .   41,489         7.51
           Excess  . . . . . . . . . . . . . . . . . .   24,926         4.51%
         Risk-based capital:
           Required. . . . . . . . . . . . . . . . . .  $28,488         8.00%
           Actual. . . . . . . . . . . . . . . . . . .   45,941        12.90
           Excess. . . . . . . . . . . . . . . . . . .   17,453         4.90%

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

NOTE 4.   EARNINGS PER SHARE

    Earnings per share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding, including shares issuable upon exercise of dilutive options outstanding and have been retroactively adjusted for the two-for-one stock split in the form of a stock dividend payable to shareholders of record on January 10, 1996. The weighted average number of common and common equivalent shares outstanding for the six month period ended December 31, 1996 and 1995 as adjusted was 3,081,316 and 3,167,271 respectively. The weighted average number of common and common equivalent shares outstanding for the three month period ended December 31, 1996 and 1995 as adjusted was 2,991,596 and 3,080,892 respectively.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

   HF Financial Corp. ("Company") was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Bank") issued in the mutual to stock conversion of the Bank. The Company acquired all of the stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a new mortgage subsidiary as Home First Mortgage Corp. (formerly known as HF Mortgage Corp. ) ("Home First"). The activities of the Company itself have no significant impact on the results of operations on a consolidated basis. Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services L.L.C. and Home First

  The  Company's net income is primarily dependent upon the difference
(or "spread") between the average yield earned on loans, securities and mortgage-backed securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, gains and losses on sales of foreclosed property, securities available for sale, provisions for loan losses, service charge fees, subsidiary activities, operating expenses, regulatory assessments and income taxes.

   THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATES," "WILL," AND "INTENDS,"
OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. POTENTIAL PURCHASERS OF THE COMPANY'S SECURITIES
ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN AND IN OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

FINANCIAL CONDITION DATA

         At December 31, 1996, the Company had total assets of $552.7 million, a decrease of $1.9 million from the level at June 30, 1996. The decrease in assets was due primarily to a decrease in mortgage-backed securities of $18.9 million and in securities available for sale of $3.0 million which was partially offset by an increase in loans receivable of $16.6, an increase in loans held for sale of $1.4 million and an increase in cash and cash equivalents of $1.7 million. The decrease in mortgage-backed securities of $18.9 million was used to pay down advances from Federal Home Loan Bank and other borrowings of $16.0 million. The increase in loans receivable, loans held for sale and cash and cash equivalents was funded primarily by an increase deposits of $15.5 million, the decrease in securities held for sale of $3.0 million and the remaining decrease in mortgage-backed securities from the levels of June 30, 1996. In addition, stockholders' equity decreased from $51.3 million at June 30, 1996 to $51.2 million at December 31, 1996, primarily due to the purchase of treasury stock of $845,000, the payment of cash dividends of $542,000 to the Company's stockholders which was partially offset by net income of $887,000, by the issuance of common shares of stock of $114,000 and by a reduction in the unrealized loss on securities available for sale of $302,000.

      The increase in loans receivable of $16.6 million was due primarily to origination's and purchases exceeding amortization's and prepayments of principal. Loans held for sale include loans receivable that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rate, changes in prepayment risk or other similar factors.

      The decrease in mortgage-backed securities of $18.9 million was primarily the result of sales of $8.3 million and amortization's and prepayments of principal of $11.1 million.

      The $15.5 million increase in deposits was due primarily to the Bank being successful in increasing certificates of deposits and checking accounts from customers.

     Advances from the FHLB and other borrowings decreased $16.0 million for the six months ended December 31, 1996 primarily due to the payment of $38.0 million on advances and other borrowings during the six months ended December 31, 1996. These payments were partially offset by the Bank obtaining $22.0 million of advances to fund loans.

     The $1.1 million decrease in advances by borrowers for taxes and insurance was due primarily to the payment of real estate taxes in excess of receipts from borrowers. The major escrow payments are primarily paid semiannually in April and October.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

    AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of non-accruing loans.
The yields and costs for the three and six months ended December 31, 1996 and 1995 include fees which are considered adjustments to yield.

                                                                        Three Months Ended December 31,
                                          ---------------------------------------------------------------------------------------
                                                        1996                                             1995
                                          ------------------------------------------   ------------------------------------------
                                               Average       Interest                       Average       Interest
                                           Outstanding        Earned/         Yield/    Outstanding        Earned/         Yield/
                                               Balance           Paid           Rate      Balanced/           Paid           Rate
                                          ------------   ------------   ------------   ------------   ------------   ------------
                                                                             (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                    $ 439,512        $ 9,669          8.80%      $ 403,118       $  8,870          8.80%
     Mortgage-backed securities                 42,011            690          6.57%         76,706          1,250          6.52%
     Other investment securities (2)            37,102            505          5.44%         51,212            664          5.19%
     FHLB stock                                  5,222             92          7.05%          5,082            103          8.11%
                                              --------        -------         ------       --------        -------        -------
Total interest-earning assets                $ 523,847        $10,956          8.37%      $ 536,118       $ 10,887          8.12%
                                                              -------        -------                       -------        -------
                                                              -------        -------                       -------        -------
     Non-interest earning assets                26,901                                       20,504
                                             ---------                                     --------
Total assets                                 $ 550,748                                    $ 556,622
                                             ---------                                     --------
                                             ---------                                     --------
Interest-bearing liabilities:
Deposits:
     Now and money market accounts           $  70,917        $   461          2.60%      $  58,114        $   421          2.90%
     Savings accounts                           30,497            160          2.10%         30,821            183          2.38%
     Certificates of deposit                   302,126          4,446          5.89%        306,226          4,687          6.12%
                                              --------        -------         ------       --------        -------        -------
       Total deposits                        $ 403,540        $ 5,067          5.02%      $ 395,161        $ 5,291          5.36%
FHLB Advances and other borrowings              79,256          1,123          5.67%         93,902          1,434          6.11%
                                              --------        -------         ------       --------        -------        -------
Total interest-bearing liabilities           $ 482,796        $ 6,190          5.13%      $ 489,063        $ 6,725          5.50%
                                                              -------         ------                       -------        -------
                                                              -------         ------                       -------        -------
     Other liabilities                          17,300                                       17,639
                                              --------                                     --------
Total liabilities                            $ 500,096                                    $ 506,702
     Equity                                     50,652                                       49,920
                                              --------                                     --------
Total liabilities and equity                 $ 550,748                                    $ 556,622
                                              --------                                     --------
                                              --------                                     --------

Net interest income; interest rate spread                     $ 4,766          3.24%                       $ 4,162          2.62%
                                                              -------         ------                       -------        -------
                                                              -------         ------                       -------        -------

Net interest margin (3)                                                        3.64%                                        3.11%
                                                                              ------                                      -------
                                                                              ------                                      -------

                                                                      Six Months Ended December 31,
                                          ---------------------------------------------------------------------------------------
                                                        1996                                             1995
                                          ------------------------------------------   ------------------------------------------
                                               Average       Interest                       Average       Interest
                                           Outstanding        Earned/         Yield/    Outstanding        Earned/         Yield/
                                               Balance           Paid           Rate      Balanced/           Paid           Rate
                                          ------------   ------------     ----------   ------------   ------------   ------------
                                                                            (Dollars in Thousands)
Interest-earning  assets:
     Loans receivable (1)                    $ 436,051        $19,354          8.88%      $ 393,425       $ 17,141          8.71%
     Mortgage-backed securities                 47,891          1,560          6.51%         79,441          2,644          6.66%
     Other investment securities (2)            36,769          1,002          5.45%         53,524          1,400          5.23%
     FHLB stock                                  5,222            187          7.16%          4,879            185          7.58%
                                             ---------        -------       --------       --------        -------        -------

Total interest-earning assets                  525,933         22,103          8.41%        531,269         21,370          8.04%
                                                              -------       --------                       -------        -------
     Non-interest earning assets.               27,783                                       20,418
                                             ---------                                    ---------
Total assets                                $  553,716                                    $ 551,687
                                             ---------                                    ---------
                                             ---------                                    ---------

Interest-bearing liabilities:
Deposits:
     Now and money market accounts          $   68,951        $   893          2.59%      $  57,255        $   832          2.91%
     Savings accounts                           30,591            319          2.09%         31,044            378          2.44%
     Certificates of deposit                   301,542          8,891          5.90%        309,176          9,495          6.14%
                                             ---------        -------       --------       --------        -------        -------
        Total deposits                         401,084         10,103          5.04%        397,475         10,705          5.39%
FHLB Advances and other borrowings              83,682          2,369          5.66%         87,247          2,593          5.94%
                                             ---------        -------       --------       --------        -------        -------

Total interest-bearing liabilities             484,766         12,472          5.15%        484,722         13,298          5.49%
                                                              -------        -------                       -------         ------
     Other liabilities                          17,594                                       17,569
                                             ---------                                     --------
Total liabilities                              502,360                                      502,291
     Equity                                     51,356                                       49,396
                                             ---------                                     --------
Total liabilities and equity                $  553,716                                    $ 551,687
                                             ---------                                     --------
                                             ---------                                     --------

Net interest income; interest rate spread                    $  9,631          3.26%                       $ 8,072          2.56%
                                                             --------      ---------                       -------       --------
                                                             --------      ---------                       -------       --------
Net interest margin  (3)                                                       3.66%                                        3.04%
                                                                             -------                                     --------
                                                                             -------                                     --------

-------------------------------------------------------------------------------

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



                                                 Three months ended December 31,             Six Months Ended December 31,
                                           -------------------------------------------  --------------------------------------
                                                          1996 vs 1995                                1996 vs 1995
                                           -------------------------------------------  --------------------------------------
                                                                            (Dollars in Thousands)

                                            Increase                                  Increase                     Total
                                           (Decrease)                    Total       (Decrease)                  Increase
                                             Due to        Due to       Increase      Due to        Due to       (Decreae)
                                             Volume         Rate       (Decrease)     Volume         Rate
                                           -----------   -----------   ----------   -----------   -----------   -----------
Interest-earning assets:
    Loans receivable (1)                   $     801        $    (2)      $   799      $  1,892      $   321      $ 2,213
     Mortgage-backed securities                (856)             296        (560)       (1,028)         (56)      (1,084)
     Other investmentsecurities (2)            (296)             137        (159)         (457)           59        (398)
     FHLB stock                                   11            (22)         (11)            12         (10)            2
                                           ---------        --------      -------      --------       ------       ------
Total interest-earning assets              $   (340)        $    409      $    69      $    419      $   314      $   733
                                           ---------        --------      -------      --------       ------       ------
                                           ---------        --------      -------      --------       ------       ------
Interest-bearing liabilities:
Deposits:
    Now and money markets                  $     156        $  (116)      $    40      $    151      $  (90)      $    61
    Savings accounts                               8            (31)         (23)           (5)         (54)         (59)
    Certificates of deposit                      (2)           (239)        (241)         (225)        (379)        (604)
                                           ---------        --------      -------      --------       ------       ------
      Total Deposits                       $     162        $  (386)      $ (224)      $   (79)      $ (523)      $ (602)
                                           ---------        --------      -------      --------       ------       ------
FHLB Advances and other
     borrowings                            $   (276)        $   (35)      $ (311)        ($101)      $ (123)       ($224)
                                           ---------        --------      -------      --------       ------       ------
Total Interest-bearing liabilities         $   (114)        $  (421)      $ (535)      $  (180)      $ (646)      $ (826)
                                           ---------        --------      -------      --------       ------      -------
                                           ---------        --------      -------      --------       ------      -------

Net interest income increase                                              $   604                                 $ 1,559
                                                                          -------                                --------
                                                                          -------                                --------

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

                                                 Dec 31,    June 30,
                                                -------     --------
                                                  1996        1996
                                                -------     --------

Non-accruing loans:
     One to four Family                       $     859   $      682
     Commercial real estate                         239          556
     Multi-family                               - - - -      - - - -
     Mobile Homes                                   104           58
     Consumer                                       633          340
     Construction Loans                             241      - - - -

     Commercial Business                            609          427
                                                -------        -----
Total                                         $   2,685    $   2,063
                                                -------        -----
Accruing loans delinquent more than 90 days:
     One to four Family                       $ - - - -    $ - - - -
     Commercial real estate                     - - - -      - - - -
          Multi-family                          - - - -      - - - -
     Mobile Homes                               - - - -      - - - -
     Consumer                                   - - - -      - - - -
     Commercial Business                        - - - -      - - - -
                                                -------        -----
Total                                         $ - - - -    $ - - - -
                                                -------        -----
Foreclosed Assets:
     One to four Family                       $ - - - -    $      52
     Commercial real estate                     - - - -            1
     Multi-family                               - - - -      - - - -
     Mobile Homes                                    59           88
     Consumer                                       270           87
     Commercial Business                        - - - -      - - - -
                                                -------        -----
Total                                         $     329    $     228
                                                -------        -----
Total non-performing assets                   $   3,014    $   2,291
                                                -------        -----
                                                -------        -----

Total as a percentage of total assets             0.55%        0.41%
                                                -------        -----
                                                -------        -----
Total Non-performing loans as a
percentage of total loans                         0.61%        0.49%
                                                -------        -----
                                                -------        -----

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

      Non-performing assets increased to $3.0 million at December 31, 1996 from $2.3 million at June 30, 1996, an increase of $723,000. In addition, the ratio of non-performing assets to total assets, which is one indicator of credit risk exposure, increased to 0.55% at December 31, 1996 from 0.41% at June 30, 1996.

     Non-accruing loans increased to $2.7 million at December 31, 1996 from $2.1 million at June 30, 1996, an increase of $600,000. Included in the $2.7 million of non-accruing loans were three commercial business loans to one borrower totaling $536,000. For the six month period ended December 31, 1996, gross interest income of $58,000 would have been recognized on loans accounted for on a non-accrual basis had such loans been current in accordance with their original terms. Gross interest income of $72,000 was received as income on loans accounted for on a non-accrual basis.

      Foreclosed assets increased to $329,000 at December 31, 1996 from $228,000 at June 30, 1996, an increase of $101,000.

      At December 31, 1996, the Bank had approximately $11.8 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the December 31, 1996 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at December 31, 1996 will be adequate in the future.

      The following table sets forth information with respect to activity in the Bank's allowance for losses on loans during the periods indicated.

                                                  Six Months Ended December 31,
                                             ----------------------------------
                                                 1996                     1995
                                             ---------                 --------
                                                     (Dollars in Thousands)

    Balance at beginning of period           $  4,129                  $  4,039
    CHARGE-OFFS:
    One- to four-family                          (47)                       (1)
    Commercial                                - - - -                      (35)
    Multi-family                              - - - -                   - - - -
    Consumer                                    (224)                     (240)
    Mobile homes                                (112)                     (179)
                                             ---------                 --------
    Total charge-offs                        $  (383)                  $  (455)
                                             ---------                 --------
    RECOVERIES:
    One- to four-family                      $     14                  $     50
    Commercial                                    493                        55
    Multi-family                                   46                         5
    Commercial business                             1                   - - - -
    Consumer                                       83                        53
    Mobile homes                                   27                        43
                                             ---------                 --------
    Total recoveries                         $    664                  $    206
                                             ---------                 --------
    Net (charge-offs) recoveries             $    281                  $  (249)
    Additions charged to operations               154                   - - - -
                                             ---------                 --------
    Balance at end of period                 $  4,564                  $  3,790
                                             ---------                 --------
                                             ---------                 --------
    Ratio of net (charge-offs) recoveries
         during the period to
         average loans outstanding during
         the period                              0.06%                   (0.06)%
                                             ---------                 --------
                                             ---------                 --------
    Ratio of allowance for loan losses to
         total loans at end
         of period                              1.03%                    0.95%
                                             ---------                 --------
                                             ---------                 --------
    Ratio of allowance for loan losses to
      non-performing loans at end of
      period (1)                              169.73%                   106.68%
                                             ---------                 --------
                                             ---------                 --------

      (1) Non-performing loans includes non-accruing loans and accruing loans delinquent more than 90 days.

      The allowance for loan losses was $4.6 million at December 31, 1996 as compared to $3.8 million at December 31, 1995. The ratio of the allowance for losses on loans to total loans was 1.03% at December 31, 1996 and 0.95% at December 31, 1995. The Bank's management has considered non-performing assets and other assets of concern in establishing the allowance for losses on loans. The Bank will continue to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                         At December 31, 1996            At June 30, 1996
                                                       Percent of                   Percent of
                                                        Loans in                     Loans in
                                                          Each                         Each
                                                        Category                     Category
                                                        to Total                     to Total
                                         Amount          Loans           Amount       Loans
                                    -----------       -----------   -----------    -----------
                                                         (Dollars in Thousands)
    One- to four-family (1)           $   1,723            37.74%        $1,789         43.27%


    Commercial and multi-family real
      estate (1)                          1,142            25.02%           957         23.21%


    Mobile homes                            187             4.11%           191          4.62%


    Consumer  (2)                         1,300            28.47%         1,060         25.69%


    Commercial business                     212             4.65%           132          3.21%
                                    -----------       -----------   -----------    -----------

      Total                            $  4,564           100.00%        $4,129        100.00%
                                    -----------       -----------   -----------    -----------
                                    -----------       -----------   -----------    -----------

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

      GENERAL. The Company's net income increased $76,000 from $1.2 million for the three months ended December 31, 1995 to $1.3 million for the three months ended December 31, 1996. As discussed in more detail below, this increase was due primarily to an increase in net interest income of $604,000, an increase in noninterest income of $85,000 and a decrease in income tax expense of $85,000 which was partially offset by an increase in noninterest expense of $634,000 and an increase in the provision for losses on loans of $64,000.

      INTEREST INCOME. Interest income increased $69,000 from $10.9 million for the three months ended December 31, 1995 to $11.0 million for the three months ended December 31, 1996. Of this increase, $409,000 resulted from an increase in the average yield on interest-earning assets from 8.12% for the three months ended December 31, 1995 to 8.37% for the three months ended December 31, 1996. This increase was partially offset by $340,000 due to a decrease in the average balance of interest-earning assets of $12.3 million.

      INTEREST EXPENSE. Interest expense decreased $535,000 from $6.7 million for the three months ended December 31, 1995 to $6.2 million for the three months ended December 31, 1996. There was a decrease of $421,000 due to a decrease in average rates paid on interest-bearing liabilities from 5.50% for the three months ended December 31, 1995 to 5.13% for the three months ended December 31, 1996 and there was a decrease of $114,000 due to a decrease in the average balance of interest-bearing liabilities of $6.3 million.

     NET INTEREST MARGIN. The Company's net interest margin for the three months ended December 31, 1996 as compared to December 31, 1995 increased 53 basis points to 3.64%. As discussed above, the yields on interest earning assets increased and the rates paid on interest-bearing liabilities decreased, resulting in an increase in net interest margin. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

     PROVISION FOR LOSSES ON LOANS. During the three months ended December 31, 1996, the Company recorded a provision for losses on loans of $64,000 as compared to no provision for losses on loans for the three months ended December 31, 1995. The provision for loan losses of $64,000 for the three months ended December 31, 1996 compared to the same period in fiscal 1996 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

      NONINTEREST INCOME. Noninterest income was $1.5 million for the three months ended December 31, 1996 as compared to $1.4 million for the three months ended December 31, 1995 an increase of $85,000.

      Gain on the sale of loans decreased $87,000 to $150,000 for the three months ended December 31, 1996 from $237,000 for the three months ended December 31, 1995. The decrease in the total gain on sale of loans is related to the decrease in loans originated for resale when comparing the three months ended December 31, 1996 to the three months ended December 31, 1995.

      Gain on sale of securities, net decreased $73,000 for the three months ended December 31, 1996 as compared to the same period in fiscal 1996. This decrease is due to the Company not selling any securities during the three months ended December 31, 1996 as compared to the same period in the prior fiscal year.

      NONINTEREST EXPENSE. Noninterest expense increased $634,000 from $3.7 million for the three months ended December 31, 1995 to $4.3 million for the three months ended December 31, 1996. This increase resulted primarily from an increase in compensation and employee benefits of $329,000 an increase in occupancy and equipment of $177,000 and an increase in other general and administrative expenses of $153,000. The increase in compensation and employee benefits was due primarily to an increase in the number of employees for the Bank increasing to 244 at December 31, 1996 from 236 at December 31, 1995. The increase in occupancy and equipment was due primarily to depreciation on the new hardware and software system that was placed in operation in May, 1996.

     INCOME TAX EXPENSE. The Company's income tax expense for the three months ended December 31, 1996 was $650,000 compared to $735,000 for the three months ended December 31, 1995, a decrease of $85,000. This decrease was due to a decrease in the effective tax rate to 34% for the three months ended December 31, 1996 as compared to 38% for the same period in the prior fiscal year.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     GENERAL. The Company's net income decreased $1.3 million from $2.2 million for the six months ended December 31, 1995 to $887,000 for the six months ended December 31, 1996. As discussed in more detail below, this decrease was due primarily to the increase in noninterest expense of $3.8 million (including the $2.6 million SAIF assessment which is discussed in the noninterest expense section) and an increase in the provision for losses on loans of $154,000 which were partially offset by an increase in net interest income of $1.6 million, and a decrease in income tax expense of $1.0 million.

     INTEREST INCOME. Interest income increased $773,000 from $21.4 million for the six months ended December 31, 1995 to $22.1 million for the six months ended December 31, 1996. This increase was primarily due to increase in interest earned on loans. The average yield on loans increased from 8.71% to 8.88% while the average balance of loans increased $42.7 million during this period. The increase in interest earned on loans was partially offset by a decrease in interest earned on mortgage-backed securities and investment securities primarily due to decrease in the average balances of $31.6 million and $16.4 million, respectively.

      INTEREST EXPENSE. Interest expense decreased $826,000 from $13.3 million for the six months ended December 31, 1995 to $12.5 million for the six months ended December 31, 1996. The decrease was due to a decrease in average rates paid on interest-bearing liabilities from 5.49% for the six months ended December 31, 1995 to 5.15% for the six months ended December 31, 1996.

      NET INTEREST MARGIN. The Company's net interest margin for the six months ended December 31, 1996 as compared to December 31, 1995 increased 62 basis points to 3.66%. As discussed above, the yields on interest earning assets increased and the rates paid on interest-bearing liabilities decreased, resulting in an increase in net interest margin. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

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

       During the six months ended December 31, 1996, the Company recorded a provision for losses on loans of $154,000 as compared to no provision for losses on loans for the six months ended December 31, 1995. The provision for loan losses of $154,000 for the six months ended December 31, 1996 compared to the same period in fiscal 1996 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

      The allowance for loan losses at December 31, 1996 was $4.6 million. The allowance increased from the June 30, 1996 balance primarily as a result of the provision for loan losses of $154,000 and of recoveries exceeding charge-offs by $281,000. The ratio of allowance for loan losses to non-performing loans at December 31, 1996 was 169.73% compared to 106.68% at December 31, 1995. The allowance for losses on loans to total loans at December 31, 1996 was 1.03% compared to 0.95% at December 31, 1995. The Bank's management believes that the December 31, 1996 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

     NONINTEREST INCOME. Noninterest income was $2.9 million for the six months ended December 31, 1996 as compared to $2.8 million for the six months ended December 31, 1995.

      Fees on deposits increased $225,000 for the six months ended December 31, 1996 as compared to the same period in the prior fiscal year. This increase was due to an increase in the number of transaction accounts that customers have with the bank.

      Gain on sale of securities, net decreased $129,000 for the six months ended December 31, 1996 as compared to the same period in fiscal 1996. This decrease is due to the Company selling fewer securities during the six months ended December 31, 1996 as compared to the same period in the prior fiscal year.

      NONINTEREST EXPENSE. Noninterest expense increased $3.8 million from $7.3 million for the six months ended December 31, 1995 to $11.1 million for the six months ended December 31, 1996. This increase resulted primarily from an increase in compensation and employee benefits of $694,000 and an increase in federal insurance premiums of $2.6 million, an increase in occupancy and equipment of $354,000 and an increase in other general and administrative expense of $195,000. The increase in compensation and employee benefits was due primarily to an increase in the number of employees for the Bank increasing to 244 at December 31, 1996 from 236 at December 31, 1995. The increase in the federal insurance premiums of $2.6 million is the result of the passage by Congress and the President of the United States of the Savings Association Insurance Fund "SAIF" legislation which assessed a one time charge of $2.6 million to the Bank in order to recapitalize the SAIF. See "Liquidity and Capital Resources " for further discussion. The increase in occupancy and equipment costs is due primarily to depreciation on the hardware and software system that was placed in operation in May, 1996.

     INCOME TAX EXPENSE. The Company's income tax expense for the six months ended December 31, 1996 was $365,000 compared to $1.4 million for the six months ended December 31, 1995, a decrease of $994,000. This decrease was proportionate to the decrease in the Company's income before income tax and due to the decrease in the effective tax rate to 29% for the six months ended December 31, 1996 as compared to 38% for the same period in the prior fiscal year.

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

      Home First 's primary source of funds is a line of credit of $843,750 from the Bank and a $300,000 line of credit from the Company. Home First originates loans and sells them either to the Bank or to secondary market investors. The line's of credit are drawn upon to fund the loans that Home First makes to its customers. The line's of credit are reduced when Home First receives funds from the investors who have purchased the loans. Home First originated approximately $5.5 million of loans during the six onths ended December 31, 1996.

     Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required. At December 31, 1996, the Bank's regulatory liquidity ratio was 8.95%.

      Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales,
(iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the first six months of fiscal 1997, the Bank required funds beyond its ability to generate funds internally thus it used its borrowing capacity with the FHLB by obtaining advances. The Bank renewed the open line of credit with the FHLB in January 1997 at an amount of $20.0 million which will expire in January 1998.

      The Bank and Home First anticipate that they will have sufficient funds available to meet current loan commitments. At December 31, 1996, the Bank and Home First had outstanding commitments to originate loans of $23.9 million, to purchase loans of $500,000 and to sell loans of $14.5 million. There were no commitments to purchase or sell mortgage-backed securities, securities available for sale or securities to be held to maturity.

     Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

      Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at December 31, 1996 the Bank met all current capital requirements.

      The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core (Tier 1) capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 7.51% at December 31, 1996.

      Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

     The Bank is a member of the Savings Association Insurance fund ("SAIF") and the deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). On September 30, 1996, Congress passed and President Clinton signed into law legislation to resolve the deposit insurance premium disparity. The banking package also included extensive regulatory relief for banks and thrifts. The banking package included a one-time special assessment on SAIF deposits to be imposed to bring the fund's reserve ratio to the statutory required 1.25 percent. The assessment rate was 65.7 basis points on deposits as of March 31, 1995 resulting in an assessment of $2.6 million on the Bank's deposits as recorded on March 31, 1995 which will be payable on November 29, 1996. In addition, the banking package includes the following items which will affect SAIF members: (1) Pro-rata sharing of the Financing Corporation ("FICO") obligation among Bank Insurance Fund ("BIF") and SAIF members will begin by January 1, 2000. From 1997 through 1999, partial sharing will occur, with SAIF deposits assessed 6.44 basis points and BIF deposits 1.29 basis points
(2) Through December 31, 1998, the assessment rate for SAIF deposits cannot be lower than the rate for BIF deposits (3) The FDIC is prohibited from setting the semiannual assessment at a rate in excess of that needed to maintain or meet the required reserve ratio. Until the funds are merged, the FDIC is permitted to rebate or credit excess premiums to BIF members only (4) For a three-year period, the banking regulators are authorized to prevent SAIF insured institutions from "facilitating or encouraging" customers to shift their deposits to BIF-insured affiliates for the purposed of evading the SAIF premium
(5) The BIF and SAIF insurance funds will merge to form the Deposit Insurance Fund on January 1, 1999, if there are no savings associations in existence on that date (6) Pro-rata FICO sharing will begin and the ban on deposit shifting will end on the earlier of January 1, 2000 or when the last savings association ceases to exist and (7) The Treasury Department is directed to report to Congress by March 31, 1997, with its recommendations on a common charter for banks and savings institutions. The decrease in the SAIF deposit assessment from 23 basis points to 6.44 basis points is a savings of approximately 72% to the Bank on an annual basis which will impact net income for the Bank and the Company on an ongoing basis in the future.

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

     On July 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This Statement requires that a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values. This Statement requires a mortgage banking enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Bank recorded $68,000 as a gain on sale of loans as a result of adopting SFAS No. 122 for the six month period ended December 31, 1996. SFAS No. 122 is superceeded by SFAS No. 125 effective at January 1, 1997.

     In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". This Statement defers for one year the effective date of (a) of paragraph 15 of Statement 125 and (b) for repurchase agreements, dollar-roll, securities lending and similar transactions, of paragraphs 9-12 and 237(b) of Statement 125. This Statement is not expected to have a material effect on the financial position and results of operations of the Company or its subsidiaries.

                               HF FINANCIAL CORP.

                                   FORM 10-Q

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
                                  None

Item 2.  CHANGES IN SECURITIES
                                  None
Item 3.  DEFAULTS UPON SENIOR SECURITIES
                                  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                  None

Item 5.  OTHER INFORMATION
                                  None

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K

         a.  No exhibits on Form 8-K are required to filed.

         b.  No reports were filed.

-------------------------------------------------------------------------------
No other information is required to be filed under Part II of the form

                               HF FINANCIAL CORP.

                                  FORM 10-Q
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HF Financial Corp.
                                            ------------------------------
                                                     (Registrant)

Date:        1-5-97                       by /s/ Curtis L. Hage
     ------------------------               ------------------------------
                                             Curtis L. Hage, President
                                             and Chief Executive Officer
                                             (Duly Authorized Officer)

Date:        1-5-97                       by /s/ Donald F. Bertsch
     ------------------------               ------------------------------
                                             Donald F. Bertsch, Senior
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)