Form 10-Q
period 1997-03-31
HF FINANCIAL CORP
filed 1997-05-08
CIK 881790

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
         (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ----      ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of May 1, 1997 there were outstanding 2,989,421 common shares, net of 138,315 shares of treasury stock, with $.01 par value, of the registrant.

                                  HF FINANCIAL CORP.

                                      FORM 10-Q
                                        INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited):

              Consolidated Statements of Financial Condition
                As of  March 31, 1997 and June 30, 1996                       1

              Consolidated Statements of Income  for the Three and
                Nine  Months Ended March 31, 1997 and 1996                    2

              Consolidated Statement of Stockholders' Equity
                for the Nine months ended  March 31, 1997                     3

              Consolidated Statements of Cash Flows  for the
                for the Nine months ended March 31, 1997 and 1996           4-5

              Notes to Consolidated Financial Statements                      6

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              7-19
PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                              20

    Item 2.   Changes in Securities                                          20

    Item 3.   Default upon Senior Securities                                 20

    Item 4.   Submission of Matters to a Vote
                of Security Holders                                          20

    Item 5.   Other Information                                              20


    Item 6.   Exhibits and Reports on Form 8-K                               20

    Signatures                                                               21

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Dollars in Thousands)
                                     (Unaudited)



                             ASSETS                                  MARCH 31, 1997      JUNE 30, 1996
                                                                     --------------      -------------
Cash and cash equivalents                                                $   26,158         $   11,145
Securities available for sale                                                50,770             41,168
Loans receivable, net                                                       422,913            413,143
Loans held for sale                                                           5,934              7,280
Mortgage-backed securities available for sale                                32,137             59,495
Accrued interest receivable                                                   3,697              4,002
Foreclosed real estate and other properties                                     247                228
Office properties and equipment, at cost, net of
   accumulated depreciation                                                  15,821             15,046
Prepaid expenses and other assets                                               869                510
Loan servicing rights, net                                                    1,093                938
Deferred income taxes                                                         1,517              1,552
Intangible assets, net                                                          131                152
                                                                         ----------         ----------
                                                                         $  561,287         $  554,659
                                                                         ----------         ----------
                                                                         ----------         ----------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                 $  418,226         $  398,166
Advances from Federal Home Loan Bank
  and other borrowings                                                       73,768             90,123
Advances by borrowers for taxes and insurance                                 6,636              4,667
Accrued interest payable                                                      6,651              5,853
Other liabilities                                                             4,404              4,587
                                                                         ----------         ----------
  Total Liabilities                                                         509,685            503,396
                                                                         ----------         ----------

Stockholders' Equity:
Preferred stock, $.01 par value, 500,000 shares authorized,
  none outstanding                                                             ----               ----
Common Stock, $.01 par value, 5,000,000 shares authorized,
  3,126,146 shares outstanding at March 31, 1997 and
  3,051,739 shares outstanding at June 30, 1996                                  31                 31

Additional paid-in capital                                                   14,594             14,480
Retained Earnings, substantially restricted                                  40,127             38,745
Unearned compensation                                                         (566)              (569)
Treasury stock,  128,315 shares  at March 31, 1997 and 53,015
   shares  at June 30, 1996                                                 (2,021)              (802)
Net unrealized (loss) on securities  available for sale                       (563)              (622)
                                                                         ----------         ----------
    Total Stockholders' Equity                                               51,602             51,263
                                                                         ----------         ----------
                                                                         $  561,287         $  554,659
                                                                         ----------         ----------
                                                                         ----------         ----------


See Notes to Consolidated Financial Statements.

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                       (Dollars in Thousands Except for Share)
                                     (Unaudited)


                                                                Three months ended March 31,  Nine months ended March 31,
                                                                ----------------------------  ---------------------------
                                                                       1997           1996           1997           1996
                                                                -----------    -----------    -----------   ------------
Interest and dividend income:
    Loans receivable                                                 $9,468         $9,055        $28,822        $26,146
    Mortgage-backed securities                                          602          1,271          2,162          3,915
    Investment-securities and other interest bearing deposits           743            744          1,932          2,329
                                                                -----------    -----------    -----------   ------------
                                                                     10,813         11,020         32,916         32,390
                                                                -----------    -----------    -----------   ------------
Interest expense:
    Deposits                                                          5,089          5,001         15,192         15,706
    Advances from FHLB and other  borrowed money                      1,037          1,290          3,406          3,883
                                                                -----------    -----------    -----------   ------------
                                                                      6,126          6,291         18,598         19,589
                                                                -----------    -----------    -----------   ------------

    Net interest income                                               4,687          4,729         14,318         12,801
Provision for losses on loans                                           166            120            320            120

                                                                -----------    -----------    -----------   ------------

    Net interest income after provision for losses on loans           4,521          4,609         13,998         12,681
                                                                -----------    -----------    -----------   ------------

Noninterest income:
    Loan servicing income                                               370            188            852            547
    Loan fees and service charges                                       188            147            636            669
    Fees on deposits                                                    410            292          1,191            848
    Commission and insurance income                                     156            174            535            589
    Appraisal and inspection fees                                        90            142            357            433
    Gain on sale of securities, net                                     148            369            150            500
    Gain on sales of loans                                               47            223            328            585
    Other                                                               325             80            577            237
                                                                -----------    -----------    -----------   ------------
                                                                      1,734          1,615          4,626          4,408
                                                                -----------    -----------    -----------   ------------
Noninterest expense:
    Compensation and employee benefits                                2,347          2,183          7,019          6,161
    Occupancy and equipment                                             721            624          2,178          1,727
    Federal insurance premiums and assessment                            43            232          3,156            698
    Other general and administrative expenses                         1,203            900          3,004          2,506
    Losses, provision for losses and expenses on foreclosed
      real estate and other properties, net                              82             22            156            178
                                                                -----------    -----------    -----------   ------------
                                                                      4,396          3,961         15,513         11,270
                                                                -----------    -----------    -----------   ------------

Income before income taxes                                            1,859          2,263          3,111          5,819

Income tax expense                                                      551            832            916          2,191
                                                                -----------    -----------    -----------   ------------

    Net income                                                       $1,308         $1,431         $2,195        $3,628
                                                                -----------    -----------    -----------   ------------
                                                                -----------    -----------    -----------   ------------
Earnings per share:
    Net income per share                                              $0.42          $0.45          $0.70          $1.15
                                                                -----------    -----------    -----------   ------------
                                                                -----------    -----------    -----------   ------------



See Notes to Consolidated Financial Statements

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           Nine months ended March 31, 1997
                                (Dollars In Thousands)
                                     (Unaudited)


                                                         Additional                                              Unrealized
                                               Common      Paid-In    Retained      Unearned       Treasury        (loss)
                                                 Stock      Capital    Earnings    Compensation      Stock       net of Tax
                                              -------   -----------  ---------  -------------     ---------    ------------

Balance, June 30, 1996                         $   31       $14,480    $38,745    $     (569)        $(802)      $    (622)

Net income                                       ----          ----      2,195           ----          ----            ----

Exercise of stock options for 21,392 shares      ----           114       ----           ----          ----            ----

Cash dividends ($0.27 per share)
   on common stock                               ----          ----      (813)           ----          ----            ----

Adjustment to unrealized (loss)                  ----          ----       ----           ----          ----              59
  on available for sale securities, net of tax

Purchase of 75,300 shares of treasury
stock                                            ----          ----       ----           ----       (1,219)            ----

Amortization of unearned compensation            ----          ----       ----              3          ----            ----
                                              -------   -----------  ---------  -------------     ---------    ------------


Balance, March 31, 1997                           $31       $14,594    $40,127         $(566)      $(2,021)      $    (563)
                                               -------   -----------  ---------  -------------   ---------    ------------
                                               -------   -----------  ---------  -------------   ---------    ------------




See Notes to Consolidated Financial Statements

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                    (Unaudited)


                                                                Nine months ended March 31,
                                                                ---------------------------
                                                                     1997             1996
                                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $2,195           $3,628
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for losses on loans                                       320              120
  Depreciation                                                      1,043              530
  Amortization of premiums and discounts, net:
    Securities                                                         58              211
    Loans, loans held for sale and mortgage-backed securities        (34)               20
  Reduction in cost of intangible assets                               21               21
  Reduction in purchased mortgage servicing rights                     97              270
  Amortization of unearned compensation                                 3               34
  Increase (decrease) in deferred loan fees                         (361)               54
  Loans originated for resale                                    (32,715)         (38,357)
  Proceeds from the sale of loans                                  33,043          38,942
  (Gain) on sale of loans                                           (328)            (585)
  (Gain) loss on sale of securities                                 (150)            (500)
  Losses and provisions for losses on sales of foreclosed
    real estate and other properties, net                              31               45
  (Increase)decrease in accrued interest receivable                   305            (207)
  (Increase) decrease in prepaid expenses and other assets          (359)              314
  (Gain) loss on disposal of property and equipment                   (3)             ----
  Increase in other liabilities                                       615            4,450
  Decrease in deferred income tax                                      35              395
                                                                ---------       ----------
    Net cash provided by operating activities                   $   3,816        $   9,385
                                                                ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
    Sales and maturities                                        $  11,048        $  32,489
    Purchases                                                    (20,446)         (11,459)
  Proceeds from sale of property and equipment                         70             ----
  Purchase of property and equipment:                             (1,885)          (1,605)
  Purchase of mortgage servicing rights                             (252)             (79)
  Loans purchased                                                (10,594)         (27,124)
  Loans made to customers                                        (94,658)        (110,137)
  Sale of participating interests in loans                          6,124            7,375
  Principal collected on loans                                     90,503           74,180
  Proceeds from sale of foreclosed real estate
    and other properties, net                                         192              565
  Purchase of mortgage-backed securities                             ----         (20,154)
  Proceeds from sale/maturities of mortgage-backed securities      13,236          20, 617
  Repayment of mortgage-backed securities                          14,103           11,751
                                                                ---------       ----------
    Net cash provided by (used in) investing activities         $   7,441       $ (23,581)
                                                                ---------       ----------



See Notes to Consolidated Financial Statements

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (Dollars in Thousands)
                                     (Unaudited)


                                                                Nine months ended March 31,
                                                                ---------------------------
                                                                     1997              1996
                                                                ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                        $20,060           $13,881
  Proceeds of advances from Federal Home Loan Bank and other
    borrowings                                                     22,000            65,582
  Payments on advances from Federal Home Loan Bank and other
    borrowings                                                   (38,355)          (52,130)
  Increase (decrease) in advances by borrowers for taxes and
    insurance                                                       1,969             3,402
  Proceeds from issuance of common stock                              114                25
  Purchase of treasury stock                                      (1,219)              ----
  Cash dividends paid                                               (813)             (755)
                                                                ---------        ----------
    Net cash provided by  financing activities                     $3,756           $30,005
                                                                ---------        ----------

  Increase in cash and cash equivalents                           $15,013           $15,809
  Cash and cash equivalents:
    Beginning                                                      11,145             5,485
                                                                ---------        ----------
    Ending                                                        $26,158           $21,294
                                                                ---------        ----------
                                                                ---------        ----------








See Notes to Consolidated Financial Statements.

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For The Nine months ended March 31, 1997 and 1996
                                (Dollars in thousands)
                                     (unaudited)

NOTE 1.  SELECTED ACCOUNTING POLICIES

BASIS OF PRESENTATION:

    The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of HF Financial Corp. (the "Company"), its subsidiaries, HomeFirst Mortgage Corp.(formerly known as HF Mortgage Corp.), HF Card Services L.L.C. and Home Federal Savings Bank, (the "Bank") and the Bank's subsidiaries.


NOTE 2.  REGULATORY CAPITAL

The following table sets forth the Bank's compliance with its capital requirements at March 31, 1997:

                                                        Amount      Percent
                                                        ------      -------
         Tier I (Core) capital:
            Required . . . . . . . . . . . . . .       $16,823      3.00%
            Actual . . . . . . . . . . . . . . .        41,901      7.47
            Excess . . . . . . . . . . . . . . .        25,078      4.47%
         Risk-based capital:
            Required . . . . . . . . . . . . . .       $28,104      8.00%
            Actual . . . . . . . . . . . . . . .        46,292     13.18
            Excess . . . . . . . . . . . . . . .        18,188      5.18%


NOTE 3.  EARNINGS PER SHARE

    Earnings per share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding, including shares issuable upon exercise of dilutive options outstanding. The weighted average number of common and common equivalent shares outstanding for the nine month period ended March 31, 1997 and 1996 as adjusted was 3,126,756 and 3,163,589 respectively. The weighted average number of common and common equivalent shares outstanding for the three month period ended March 31, 1997 and 1996 as adjusted was 3,107,894 and 3,163,589 respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

GENERAL


    HF Financial Corp. ("Company") was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Bank") issued in the mutual to stock conversion of the Bank. The Company acquired all of the stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a new mortgage subsidiary as HomeFirst Mortgage Corp. (formerly known as HF Mortgage Corp. ) ("HomeFirst"). In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of the membership interest of this entity. HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide. The activities of the Company itself have no significant impact on the results of operations on a consolidated basis. Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services L.L.C. and HomeFirst

    The Company's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, securities and mortgage-backed securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, gains and losses on sales of foreclosed property, securities available for sale, provisions for loan losses, service charge fees, subsidiary activities, operating expenses, regulatory assessments and income taxes.

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

FINANCIAL CONDITION DATA

    At March 31, 1997, the Company had total assets of $561.3 million, an increase of $6.6 million from the level at June 30, 1996. The increase in assets was due primarily to an increase in cash and cash equivalents of $15.0 million, in securities available for sale of $9.6 million and in loans receivable of $9.8 million which was partially offset by a decrease in mortgage-backed securities of $27.4 million, and a decrease in loans held for sale of $1.4 million. The decrease in mortgage-backed securities available for sale of $27.4 million was used to pay down advances from Federal Home Loan Bank and other borrowings of $16.4 million. The increase in loans receivable, securities available for sale and cash and cash equivalents was funded primarily by an increase in deposits of $20.1 million, a decrease in loans held for sale of $1.4 million and the remaining decrease in mortgage-backed securities from the levels of June 30, 1996. In addition, stockholders' equity increased from $51.3 million at June 30, 1996 to $51.6 million at March 31, 1997, primarily due to net income of $$2.2 million, and by the issuance of common shares of stock of $114,000, which was partially reduced by the purchase of treasury stock of $$1.2 million, and the payment of cash dividends of $813,000 to the Company's stockholders.

    The increase in loans receivable of $9.8 million was due primarily to originations and purchases exceeding amortizations and prepayments of principal. Loans held for sale include loans receivable that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rate, changes in prepayment risk or other similar factors.

    The decrease in mortgage-backed securities of $27.4 million was primarily the result of sales of $12.0 million and amortizations and prepayments of principal of $15.4 million.

    The $20.1 million increase in deposits was due primarily to the Bank increasing certificates of deposits and checking accounts from customers.

    Advances from the FHLB and other borrowings decreased $16.4 million for the nine months ended March 31, 1997 primarily due to the payment of $38.4 million on advances and other borrowings during the nine months ended March 31, 1997. These payments were partially offset by the Bank obtaining $22.0 million of advances to fund loans.

    The $2.0 million increase in advances by borrowers for taxes and insurance was due primarily to receipts from borrowers exceeding payments of real estate taxes. The major escrow payments are primarily paid semiannually in April and October.

ANALYSIS OF NET INTEREST INCOME

    Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

    AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of non-accruing loans. The yields and costs for the three and nine months ended March 31, 1997 and 1996 include fees which are considered adjustments to yield.


                                                           Three Months Ended March 31,
                                         --------------------------------------------------------------------
                                                        1997                              1996
                                         ---------------------------------    -------------------------------
                                               Average   Interest                 Average   Interest
                                           Outstanding    Earned/   Yield/    Outstanding    Earned/   Yield/
                                               Balance       Paid     Rate        Balance       Paid     Rate
                                         -------------  ---------  -------    -----------  ---------  -------
                                                                     (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                       $ 439,435   $  9,468    8.62%      $ 411,317   $  9,005    8.76%
  Mortgage-backed securities                    37,062        602    6.50%         73,995      1,271    6.87%
  Other investment securities (2)               45,988        651    5.66%         51,830        657    5.07%
  FHLB stock                                     5,222         92    7.05%          5,222         87    6.66%
                                         -------------  ---------  -------    -----------  ---------  -------

Total interest-earning assets                $ 527,707   $ 10,813    8.20%      $ 542,364   $ 11,020    8.13%
                                                        ---------  -------                 ---------  -------
                                                        ---------  -------                 ---------  -------
  Non-interest earning assets                   27,704                             21,059
                                         -------------                        -----------
Total assets                                 $ 555,411                          $ 563,423
                                         -------------                        -----------
                                         -------------                        -----------

Interest-bearing liabilities:
Deposits:
  Now and money market accounts              $  69,954   $    445    2.54%      $  60,661   $    399    2.63%
  Savings accounts                              30,407        153    2.01%         34,964        165    1.89%
  Certificates of deposit                      311,472      4,491    5.77%        306,318      4,437    5.79%
                                         -------------  ---------  -------    -----------  ---------  -------
    Total deposits                           $ 411,833   $  5,089    4.94%      $ 401,943   $  5,001    4.98%
FHLB Advances and other borrowings              74,494      1,037    5.57%         90,593      1,290    5.70%
                                         -------------  ---------  -------    -----------  ---------  -------

Total interest-bearing liabilities           $ 486,327   $  6,126    5.04%      $ 492,536   $  6,291    5.11%
                                                        ---------  -------                 ---------  -------
                                                        ---------  -------                 ---------  -------
  Other liabilities                             17,610                             19,563
                                         -------------                        -----------
Total liabilities                            $ 503,937                          $ 512,099
  Equity                                        51,474                             51,324
                                         -------------                        -----------
Total liabilities and equity                 $ 555,411                          $ 563,423
                                         -------------                        -----------
                                         -------------                        -----------
Net interest income; interest rate spread                $  4,687    3.16%                  $  4,729    3.02%
                                                        ---------  -------                 ---------  -------
                                                        ---------  -------                 ---------  -------

Net interest margin (3)                                              3.55%                              3.49%
                                                                   -------                            -------
                                                                   -------                            -------




                                                                Nine months ended March 31,
                                          -------------------------------------------------------------------
                                                       1997                              1996
                                          --------------------------------    -------------------------------
                                              Average    Interest                 Average   Interest
                                           Outstanding    Earned/   Yield/    Outstanding    Earned/   Yield/
                                               Balance      Paid     Rate          Balance       Paid     Rate
                                          ------------  ---------  -------    -----------  ---------  -------
                                                                 (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                       $ 436,976   $ 28,822    8.79%      $ 399,389   $ 26,146    8.73%
  Mortgage-backed securities                    44,281      2,162    6.51%         77,626      3,915    6.72%
  Other investment securities (2)               39,974      1,655    5.52%         53,432      2,057    5.13%
  FHLB stock                                     5,222        277    7.07%          4,994        272    7.26%
                                          ------------  ---------  -------    -----------  ---------  -------

Total interest-earning assets                  526,453     32,916    8.34%        535,441     32,390    8.07%
                                                        ---------  -------                 ---------  -------
  Non-interest earning assets.                  27,757                             20,633
                                          ------------                        -----------
Total assets                                 $ 554,210                          $ 556,074
                                          ------------                        -----------
                                          ------------                        -----------

Interest-bearing liabilities:
Deposits:
  Now and money market accounts              $  69,634   $  1,338    2.56%      $  58,969   $  1,231    2.78%
  Savings accounts                              30,530        472    2.06%         32,351        543    2.24%
  Certificates of deposit                      304,853     13,382    5.85%        308,223     13,932    6.03%
                                          ------------  ---------  -------    -----------  ---------  -------
     Total deposits                            405,017     15,192    5.00%        399,543     15,706    5.24%
FHLB Advances and other borrowings              80,619      3,406    5.63%         88,362      3,883    5.86%
                                          ------------  ---------  -------    -----------  ---------  -------

Total interest-bearing liabilities             485,636     18,598    5.11%        487,905     19,589    5.35%
                                                        ---------  -------                 ---------  -------
  Other liabilities                             17,600                             18,235
                                          ------------                        -----------
Total liabilities                              503,236                            506,140
  Equity                                        50,974                             49,934
                                          ------------                        -----------
Total liabilities and equity                 $ 554,210                          $ 556,074
                                          ------------                        -----------
                                          ------------                        -----------

Net interest income; interest rate spread                $ 14,318    3.23%                  $ 12,801    2.72%
                                                        ---------  -------                 ---------  -------
                                                        ---------  -------                 ---------  -------

Net interest margin (3)                                              3.63%                              3.19%
                                                                   -------                            -------
                                                                   -------                            -------
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


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


                                            Three months ended March 31,            Nine months ended March 31,
                                       -------------------------------------   -------------------------------------
                                                   1997 vs 1996                            1997 vs 1996
                                       ----------------------------------       -------------------------------
                                                                (Dollars in Thousands)


                                        Increase                                Increase               Total
                                       (Decrease)                 Total        (Decrease)             Increase
                                         Due to        Due to   Increase        Due to      Due to  (Decrease)
                                         Volume         Rate   (Decrease)       Volume       Rate
                                       ----------    ---------  ----------     ----------   --------  ----------
Interest-earning assets:
   Loans receivable (1)                   $   611     $  (148)    $    463       $  2,479    $   197   $   2,676
   Mortgage-backed securities               (617)         (52)       (669)        (1,628)      (125)     (1,753)
   Other investment securities (2)           (79)           73         (6)          (557)        155       (402)
   FHLB stock                                   -            5           5             12        (7)           5
                                       ----------    ---------  ----------     ----------   --------  ----------

Total interest-earning assets             $  (85)     $  (122)    $  (207)       $    306    $   220    $    526
                                       ----------    ---------  ----------     ----------   --------  ----------
                                       ----------    ---------  ----------     ----------   --------  ----------

Interest-bearing liabilities:
Deposits:
  Now and money markets                   $    60     $   (14)    $     46       $    205    $  (98)    $    107
  Savings accounts                           (23)           11        (12)           (28)       (43)        (71)
  Certificates of deposit                      76         (22)          54          (148)      (402)       (550)
                                       ----------    ---------  ----------     ----------   --------  ----------
   Total Deposits                         $   113     $   (25)    $     88             29      (543)       (514)
                                       ----------    ---------  ----------     ----------   --------  ----------
FHLB Advances and other
  borrowings                              $ (227)     $   (26)    $  (253)         ($327)      (150)      ($477)
                                       ----------    ---------  ----------     ----------   --------  ----------

Total Interest-bearing liabilities        $ (114)     $   (51)    $  (165)       $  (298)    $ (693)    $  (991)
                                       ----------    ---------  ----------     ----------   --------  ----------
                                       ----------    ---------  ----------     ----------   --------  ----------


Net interest income increase
(decrease)                                                         $  (42)                              $  1,517
                                                                ----------                            ----------
                                                                ----------                            ----------


----------------------------------------------------------------------------------------------------------------

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


                                                            March 31,  June 30,
                                                            ---------  --------
                                                              1997       1996
                                                            ---------  --------
Non-accruing loans:
  One to four Family                                        $   881    $   682
  Commercial real estate                                        154        556
  Multi-family                                                 ----       ----
  Mobile Homes                                                   97         58
  Consumer                                                      371        340
  Commercial Business                                           496        427
                                                           --------   --------
Total                                                       $ 1,999    $ 2,063
                                                           --------   --------

Accruing loans delinquent more than 90 days:
  One to four Family                                        $  ----    $  ----
  Commercial real estate                                       ----       ----
  Multi-family                                                 ----       ----
  Mobile Homes                                                 ----       ----
  Consumer                                                     ----       ----
  Commercial Business                                          ----       ----
                                                           --------   --------
Total                                                       $  ----    $  ----
                                                           --------   --------

Foreclosed Assets:
  One to four Family                                        $    31    $    52
  Commercial real estate                                       ----          1
  Multi-family                                                 ----       ----
  Mobile Homes                                                  105         88
  Consumer                                                      105         87
  Commercial Business                                          ----       ----
                                                           --------   --------
Total                                                       $   241    $   228
                                                           --------   --------

Total non-performing assets                                 $ 2,240    $ 2,291
                                                           --------   --------
                                                           --------   --------

Total as a percentage of total assets                         0.40%      0.41%
                                                           --------   --------
                                                           --------   --------

Total Non-performing loans as a percentage of total loans     0.46%      0.49%
                                                           --------   --------
                                                           --------   --------



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

    Non-performing assets decreased to $2.2 million at March 31, 1997 from $2.3 million at June 30, 1996, a decrease of $51,000. In addition, the ratio of non-performing assets to total assets, which is one indicator of credit risk exposure, decreased to 0.40% at March 31, 1997 from 0.41% at June 30, 1996.

    Non-accruing loans decreased to $2.0 million at March 31, 1997 from $2.1 million at June 30, 1996, a decrease of $64,000. Included in the $2.0 million of non-accruing loans were two commercial business loans to one borrower totaling

$346,000. For the nine month period ended March 31, 1997, gross interest income of $41,000 would have been recognized on loans accounted for on a non-accrual basis had such loans been current in accordance with their original terms.
Gross interest income of $111,000 was received as income on loans accounted for on a non-accrual basis.

    Foreclosed assets increased to $241,000 at March 31, 1997 from $228,000 at June 30, 1996, an increase of $13,000.

    At March 31, 1997, the Bank had approximately $7.3 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the March 31, 1997 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at March 31, 1997 will be adequate in the future.

    The following table sets forth information with respect to activity in the Bank's allowance for losses on loans during the periods indicated.



                                                            Nine months ended March 31,
                                                            ---------------------------
                                                                 1997              1996
                                                            ---------          --------
                                                               (Dollars in Thousands)

Balance at beginning of period                                $ 4,129           $ 4,039
CHARGE-OFFS:
One- to four-family                                              (76)              (22)
Commercial                                                       ----              (35)
Multi-family                                                     ----              ----
Consumer                                                        (487)             (402)
Mobile homes                                                    (154)             (301)
                                                             --------          --------
Total charge-offs                                             $ (717)           $ (760)
                                                             --------          --------

RECOVERIES
One- to four-family                                           $    14           $    50
Commercial                                                        493                56
Multi-family                                                       46                 6
Commercial business                                                 1                43
Consumer                                                          170                91
Mobile homes                                                       37                92
                                                             --------          --------
Total recoveries                                              $   761           $   338
                                                             --------          --------

Net (charge-offs) recoveries                                  $    44           $ (422)

Additions charged to operations                                   320               120
                                                             --------          --------

Balance at end of period                                      $ 4,493           $ 3,737
                                                             --------          --------
                                                             --------          --------

Ratio of net (charge-offs) recoveries during the period to
  average loans outstanding during the period                   0.01%           (0.11)%
                                                             --------          --------
                                                             --------          --------

Ratio of allowance for loan losses to total loans at end
  of period                                                     1.04%             0.89%
                                                             --------          --------
                                                             --------          --------

Ratio of allowance for loan losses to non-performing
  loans at end of period (1)                                   224.76%           98.76%
                                                              --------         --------
                                                              --------         --------


    (1) Non-performing loans includes non-accruing loans and accruing loans delinquent more than 90 days.

    The allowance for loan losses was $4.5 million at March 31, 1997 as
compared to $3.8 million at March 31, 1996.    The ratio of the allowance for
losses on loans to total loans was 1.04% at March 31, 1997 and 0.89% at March 31, 1996. The Bank's management has considered non-performing assets and other assets of concern in establishing the allowance for losses on loans. The Bank will continue to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                               At March 31, 1997        At June 30, 1996
                                                         Percent of                Percent of
                                                          Loans in                  Loans in
                                                           Each                       Each
                                                         Category                   Category
                                                         to Total                   to Total
                                                Amount     Loans       Amount         Loans
                                              --------   --------     -------      --------
                                                             (Dollars in Thousands)

One- to four- family (1)                       $ 1,710     38.06%     $ 1,789        43.27%

Commercial and multi-family real estate (1)      1,048     23.31%         957        23.21%

Mobile homes                                       173      3.86%         191         4.62%

Consumer  (2)                                    1,325     29.49%       1,060        25.69%

Commercial  business                               237      5.27%         132         3.21%
                                               -------   --------    --------    ----------

    Total                                      $ 4,493    100.00%     $ 4,129       100.00%
                                               -------   --------    --------    ----------
                                               -------   --------    --------    ----------




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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

    GENERAL. The Company's net income decreased $123,000 from $1.4 million for the three months ended March 31, 1996 to $1.3 million for the three months ended March 31, 1997. As discussed in more detail below, this decrease was due primarily to an increase in noninterest expense of $435,000, a decrease in net interest income of $42,000, and increase in the provision for losses on loans of $46,000 which was partially offset by an increase in noninterest income of $119,000 and a decrease in income tax expense of $281,000.

    INTEREST INCOME. Interest income decreased $207,000 from $11.0 million for the three months ended March 31, 1996 to $10.8 million for the three months ended March 31, 1997. There was a decrease of $85,000 due to a decrease in the average balance of interest-earning assets of $14.7 million and there was a decrease of $122,000 due primarily to a decrease in the average yield on loans receivable from 8.76% for the three months ended March 31, 1996 to 8.62% for the three months ended March 31, 1997.

    INTEREST EXPENSE. Interest expense decreased $165,000 from $6.3 million for the three months ended March 31, 1996 to $6.1 million for the three months ended March 31, 1997. There was a decrease of $114,000 due to a decrease in the average balance of interest-bearing liabilities of $6.3 million and there was a decrease of $51,000 due to a decrease in the average rates paid on interest-bearing liabilities from 5.11% for the three months ended March 31, 1996 to 5.04% for the three months ended March 31, 1997.

    NET INTEREST MARGIN. The Company's net interest margin for the three months ended March 31, 1997 as compared to March 31, 1996 increased 6 basis points to 3.55%. As discussed above, the yields on interest earning assets increased and the rates paid on interest-bearing liabilities decreased, resulting in an increase in net interest margin. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

    PROVISION FOR LOSSES ON LOANS. During the three months ended March 31, 1997, the Company recorded a provision for losses on loans of $166,000 as compared to a provision for losses on loans of $120,000 for the three months ended March 31, 1996. The provision for loan losses of $166,000 for the three months ended March 31, 1997 compared to the same period in fiscal 1996 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

    NONINTEREST INCOME. Noninterest income was $1.7 million for the three months ended March 31, 1997 as compared to $1.6 million for the three months ended March 31, 1996 an increase of $119,000.

    Gain on sale of securities, net decreased $221,000 for the three months ended March 31, 1997 as compared to the same period in fiscal 1996. This decrease is due to the Company having a lower amount of activity during the three months ended March 31, 1997 as compared to the same period in the prior fiscal year which resulted in fewer gains on sales of securities.

    The increase in other noninterest income of $245,000 for the three months ended March 31, 1997 as compared to the same period in fiscal 1996 is primarily due to fees received on unsecured credit cards of $236,000. This represents processing fees, interchange fees, annual fees and other miscellaneous fees. This unsecured credit card program is new in fiscal 1997.

    NONINTEREST EXPENSE. Noninterest expense increased $435,000 from $4.0 million for the three months ended March 31, 1996 to $4.4 million for the three months ended March 31, 1997. This increase resulted primarily from an increase in compensation and employee benefits of $164,000 an increase in occupancy and equipment of $97,000 and an increase in other general and administrative expenses of $303,000 which was partially offset by a reduction in the federal insurance premiums and assessment of $189,000. The increase in compensation and employee benefits was due primarily to an increase in the number of employees for the Bank increasing to 254 at March 31, 1997 from 242 at March 31, 1996.
The increase in occupancy and equipment was due primarily to depreciation on the new hardware and software system that was placed in operation in May, 1996. The decrease in the federal insurance premiums and assessments was due primarily to the reduction in the assessment 23 basis points for the three months ended March 31, 1996 to 6.44 basis points for the three months ended March 31, 1997.

    INCOME TAX EXPENSE. The Company's income tax expense for the three months ended March 31, 1997 was $551,000 compared to $832,000 for the three months ended March 31, 1996, a decrease of $281,000. This decrease was proportionate to the decrease in the Company's income before income tax and due to a decrease in the effective tax rate to 30% for the three months ended March 31, 1997 as compared to 37% for the same period in the prior fiscal year.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

    GENERAL. The Company's net income decreased $1.4 million from $3.6 million for the nine months ended March 31, 1996 to $2.2 million for the nine months ended March 31, 1997. As discussed in more detail below, this decrease was due primarily to the increase in noninterest expense of $4.2 million (including the $2.6 million SAIF assessment which is discussed in the noninterest expense section) and an increase in the provision for losses on loans of $200,000 which were partially offset by an increase in net interest income of $1.5 million, an increase in noninterest income of $218,000 and a decrease in income tax expense of $1.3 million.

    INTEREST INCOME. Interest income increased $526,000 from $32.4 million for the nine months ended March 31, 1996 to $32.9 million for the nine months ended March 31, 1997. This increase was primarily due to increase in interest earned on loans. The average yield on loans increased from 8.73% to 8.79% while the average balance of loans increased $37.6 million during this period. The increase in interest earned on loans was partially offset by a decrease in interest earned on mortgage-backed securities and investment securities primarily due to decrease in the average balances of $33.3 million and $13.5 million, respectively.

    INTEREST EXPENSE. Interest expense decreased $1.0 million from $19.6 million for the nine months ended March 31, 1996 to $18.6 million for the nine months ended March 31, 1997. The decrease was due to a decrease in average rates paid on interest-bearing liabilities from 5.35% for the nine months ended March 31, 1996 to 5.11% for the nine months ended March 31, 1997.

    NET INTEREST MARGIN. The Company's net interest margin for the nine months ended March 31, 1997 as compared to March 31, 1996 increased 44 basis points to 3.63%. As discussed above, the yields on interest earning assets increased and the rates paid on interest-bearing liabilities decreased, resulting in an increase in net interest margin. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

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

     During the nine months ended March 31, 1997, the Company recorded a provision for losses on loans of $320,000 as compared to $120,000 for the nine months ended March 31, 1996. The provision for loan losses of $320,000 for the nine months ended March 31, 1997 compared to the same period in fiscal 1996 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

    The allowance for loan losses at March 31, 1997 was $4.5 million. The allowance increased from the June 30, 1996 balance primarily as a result of the provision for loan losses of $320,000 and of recoveries exceeding charge-offs by $44,000. The ratio of allowance for loan losses to non-performing loans at March 31, 1997 was 224.76% compared to 98.76% at March 31, 1996. The allowance for losses on loans to total loans at March 31, 1997 was 1.04% compared to 0.89% at March 31, 1996. The Bank's management believes that the March 31, 1997 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

    NONINTEREST INCOME. Noninterest income was $4.6 million for the nine months ended March 31, 1997 as compared to $4.4 million for the nine months ended March 31, 1996.

    Fees on deposits increased $343,000 for the nine months ended March 31, 1997 as compared to the same period in the prior fiscal year. This increase was due to an increase in the number of transaction accounts that customers have with the bank.

    Gain on sale of securities, net decreased $350,000 for the nine months ended March 31, 1997 as compared to the same period in fiscal 1996. This decrease is due to the Company having a lower amount of activity during the nine months ended March 31, 1997 as compared to the same period in the prior fiscal year which resulted in fewer gains on sales of securities.

    The increase in other noninterest income of $340,000 for the nine months ended March 31, 1997 as compared to the same period in fiscal 1996 is primarily due to an increase in fees received on unsecured credit cards of $236,000. This represents processing fees, interchange fees, annual fees and other miscellaneous fees. This unsecured credit card program is new in fiscal 1997.

    NONINTEREST EXPENSE. Noninterest expense increased $4.2 million from $11.3 million for the nine months ended March 31, 1996 to $15.5 million for the nine months ended March 31, 1997. This increase resulted primarily from an increase in compensation and employee benefits of $858,000 and an increase in federal insurance premiums of $2.5 million, an increase in occupancy and equipment of $451,000 and an increase in other general and administrative expense of $498,000. The increase in compensation and employee benefits was due primarily to an increase in the number of employees for the Bank increasing to 254 at March 31, 1997 from 242 at March 31, 1996. The increase in the federal insurance premiums of $2.5 million is the result of the passage by Congress and the President of the United States of the Savings Association Insurance Fund "SAIF" legislation which assessed a one time charge of $2.6 million to the Bank
in order to recapitalize the SAIF.    See "Liquidity and Capital Resources " for
further discussion. The increase in occupancy and equipment costs is due primarily to depreciation on the hardware and software system that was placed in operation in May, 1996.

    INCOME TAX EXPENSE. The Company's income tax expense for the nine months ended March 31, 1997 was $916,000 compared to $2.2 million for the nine months ended March 31, 1996, a decrease of $1.3 million. This decrease was proportionate to the decrease in the Company's income before income tax and due to the decrease in the effective tax rate to 29% for the nine months ended March 31, 1997 as compared to 38% for the same period in the prior fiscal year.

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

    HomeFirst's primary source of funds is a line of credit of $850,000 from the Bank and a $300,000 line of credit from the Company. HomeFirst originates loans and sells them either to the Bank or to secondary market investors. The lines of credit are drawn upon to fund the loans that HomeFirst makes to its customers. The lines of credit are reduced when HomeFirst receives funds from the investors who have purchased the loans. HomeFirst originated approximately $8.4 million of loans during the nine months ended March 31, 1997.

    Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required. At March 31, 1997, the Bank's regulatory liquidity ratio was 14.36%.

    Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales,
(iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the first nine months of fiscal 1997, the Bank required funds beyond its ability to generate funds internally thus it used its borrowing capacity with the FHLB by obtaining advances. The Bank renewed the open line of credit with the FHLB in January 1997 at an amount of $20.0 million which will expire in January 1998.

    The Bank and HomeFirst anticipate that they will have sufficient funds available to meet current loan commitments. At March 31, 1997, the Bank and HomeFirst had outstanding commitments to originate loans of $13.0 million, to purchase loans of $2.7 million and to sell loans of $11.5 million. There were no commitments to purchase or sell mortgage-backed securities, securities available for sale or securities to be held to maturity.

    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

    Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at March 31, 1997 the Bank met all current capital requirements.

    The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core (Tier 1) capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 7.47% at March 31, 1997.

    Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

    The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). On September 30, 1996, Congress passed and President Clinton signed into law legislation to resolve the deposit insurance premium disparity. The banking package also included extensive regulatory relief for banks and thrifts. The banking package included a one-time special assessment on SAIF deposits to be imposed to bring the fund's reserve ratio to the statutory required 1.25 percent. The assessment rate was 65.7 basis points on deposits as of March 31, 1995 resulting in an assessment of $2.6 million on the Bank's deposits as recorded on March 31, 1995 which was paid on November 29, 1996. In addition, the banking package includes the following items which will affect SAIF members: (1) Pro-rata sharing of the Financing Corporation ("FICO") obligation among Bank Insurance Fund ("BIF") and SAIF members will begin by January 1, 2000. From 1997 through 1999, partial sharing will occur, with SAIF deposits assessed 6.44 basis points and BIF deposits 1.29 basis points (2) Through December 31, 1998, the assessment rate for SAIF deposits cannot be lower than the rate for BIF deposits (3) The FDIC is prohibited from setting the semiannual assessment at a rate in excess of that needed to maintain or meet the required reserve ratio. Until the funds are merged, the FDIC is permitted to rebate or credit excess premiums to BIF members only (4) For a three-year period, the banking regulators are authorized to prevent SAIF insured institutions from "facilitating or encouraging" customers to shift their deposits to BIF-insured affiliates for the purposed of evading the SAIF premium
(5) The BIF and SAIF insurance funds will merge to form the Deposit Insurance Fund on January 1, 1999, if there are no savings associations in existence on that date (6) Pro-rata FICO sharing will begin and the ban on deposit shifting will end on the earlier of January 1, 2000 or when the last savings association ceases to exist and (7) The Treasury Department is directed to report to Congress by March 31, 1997, with its recommendations on a common charter for banks and savings institutions. The decrease in the SAIF deposit assessment from 23 basis points to 6.44 basis points is a savings of approximately 72% to the Bank on an annual basis which will impact net income for the Bank and the Company on an ongoing basis in the future.

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

    On July 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This Statement requires that a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values. This Statement requires a mortgage banking enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Bank recorded $68,000 as a gain on sale of loans as a result of adopting SFAS No. 122 for the nine month period ended March 31, 1997. SFAS No. 122 is superceded by SFAS No. 125 effective at January 1, 1997.

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

                                  HF FINANCIAL CORP.

                                      FORM 10-Q

PART II.  OTHER INFORMATION
---------------------------
Item 1.  LEGAL PROCEEDINGS
                                         None

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



                                                 HF Financial Corp.
                                             ----------------------------
                                                    (Registrant)

Date: May 7, 1997                      by   /s/ Curtis L. Hage
     ----------------                       -----------------------------
                                            Curtis L. Hage, President
                                            and Chief Executive Officer
                                            (Duly Authorized Officer)

Date: May 7, 1997                      by  /s/ Donald F. Bertsch
     ----------------                      -------------------------------
                                            Donald F. Bertsch, Senior
                                            Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)