Form 10-K
period 1997-06-30
HF FINANCIAL CORP
filed 1997-09-29
CIK 881790

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 1997
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM ________________ TO _________________

COMMISSION FILE NUMBER 0-19972

                                  HF FINANCIAL CORP.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Delaware                                 46-0418532
---------------------------------       ---------------------------------------
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                 Identification No.)


225 South Main Avenue, Sioux Falls, South Dakota             57102
--------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (605) 333-7556
                                                   -----------------------

             Securities Registered Pursuant to Section 12(b) of the Act:

                                         NONE
                                         ----

             Securities Registered Pursuant to Section 12(g) of the Act:


                        COMMON STOCK, PAR VALUE $.01 PER SHARE
                        --------------------------------------
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
                                   YES  X   NO   .
                                    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 18, 1997, there were 3,142,810 issued and outstanding shares of the Registrant's Common Stock.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 18, 1997, was $74.9 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the Registrant.)

                         DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 1997 Annual Meeting of Stockholders.

                                        PART I

ITEM 1.  BUSINESS

THE COMPANY

HF Financial Corp. (the "Company") was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Home Federal" or the "Bank") issued in the mutual to stock conversion of Home Federal (the "Conversion"). The Company acquired all of the outstanding stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a mortgage subsidiary as HomeFirst Mortgage Corp. ("Mortgage Corp."). In May, 1996, the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of this entity. At June 30, 1997, the Company had total assets of $562.1 million and consolidated stockholders' equity of $53.0 million (or 9.43% of assets).

The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The activities of the Company itself have no significant impact on the results of operations on a consolidated basis. Unless otherwise indicated, all matters discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, Mortgage Corp. and HF Card Services.

The executive offices of the Company, the Mortgage Corp. and HF Card Services are located at 225 South Main Avenue, Sioux Falls, South Dakota 57102. The Company's telephone number at that address is (605) 333-7556.

THE BANK

Home Federal is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"). Originally chartered in 1929, Home Federal serves 14 cities in eastern South Dakota through its main office in Sioux Falls and its network of 18 retail banking offices located throughout eastern South Dakota.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential, consumer, multi-family, commercial real estate, construction, agricultural, credit card and commercial business loans. The Bank's consumer loan portfolio includes, among other things, mobile home loans, automobile loans, home equity loans, credit card loans, loans secured by deposit accounts and student loans.

The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. Home Federal does not rely on any brokered deposits and does not hold any non-investment grade bonds (i.e., "junk bonds").

At June 30, 1997, the Bank's loan portfolio totalled $453.7 million, which consisted of $165.6 million of one- to four- family residential mortgage loans, $60.0 million of multi-family real estate loans, $34.3 million of commercial real estate loans, $5.3 million of construction and development loans, $152.7 million of consumer loans, $8.3 million of agricultural loans and $27.5 million of commercial business loans. On such date, the Bank had $30.3 million of mortgage-backed securities and $46.9 million of investment securities.

MORTGAGE CORP.

HomeFirst Mortgage Corp. is a South Dakota Corporation with an office in Omaha, Nebraska. The Mortgage Corp. is a mortgage banking operation that originates one-to-four family residential loans which are sold into the secondary market. Mortgage Corp. had assets of $547,000 at June 30, 1997 and originated $10.6 million in one-to-four family residential loans during fiscal 1997. The Company will cease operations of the Mortgage Corp. during the first quarter of fiscal 1998.

HF CARD SERVICES

In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of the membership interest of this entity. HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide to sub-prime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional credit card issuers. HF Card Services had net income of $27,000 during fiscal year 1997.

OTHER SUBSIDIARIES

Home Federal, through its wholly-owned subsidiaries, Hometown Insurors, Inc. and Mid-America Service Corporation, offers credit-life, hazard and other insurance products and appraisal services. See "-- Subsidiary Activities." In addition, Home Federal's subsidiary, PMD, Inc., has been engaged in the business of buying, selling and managing repossessed real estate properties of Home Federal.

MARKET AREA

Based on total assets at June 30, 1997, Home Federal is the largest thrift institution headquartered in South Dakota. During its 68-year existence, among its other lending activities, Home Federal served its customers located in eastern South Dakota, including the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Hartford, Canton, Parker, Lennox, Aberdeen, Mobridge, Brookings and Redfield, and the communities surrounding such communities through its network of 19 full service offices. The Bank's immediate market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms.

Mortgage Corp. services customers located primarily in the cities of Omaha, Nebraska and Council Bluffs, Iowa.

HF Card Services provides services to customers nationwide.

LENDING ACTIVITIES

GENERAL. Historically, the Bank has originated fixed-rate one- to four-family mortgage loans. Since 1984, however, the Bank has emphasized the origination of adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate mortgage loans. The Bank has continued to originate fixed-rate mortgage loans in response to customer demand. During fiscal 1997, the Bank sold fixed-rate loans with maturities of 15 years or greater and conventional ARM loans into the secondary market and has historically retained servicing whenever possible. However, during fiscal 1997 the Bank sold the majority of the loans with servicing released.

While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences as well as consumer loans, the Bank also originates multi-family residential and commercial real estate, construction, agricultural and commercial business loans in its primary market area. During fiscal 1997, the Bank began making credit card loans to customers on a nationwide basis. The Bank originates residential and non-owner occupied construction loans that are presold to borrowers or held for sale by local builders and, on few occasions, makes land acquisition and development loans. The Bank's one- to four-family loans are primarily secured by homes located in its market area in South Dakota. At June 30, 1997, the Bank's net loan portfolio totalled $443.5 million.

LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.



                                                                               At June 30,
---------------------------------------------------------------------------------------------------------------------------------

                                                        1997                         1996                        1995
                                                        ----                         ----                        ----
                                             AMOUNT             PERCENT    AMOUNT            PERCENT     AMOUNT        PERCENT
                                             ------             -------    ------            -------     ------        -------
                                                             (Dollars In Thousands)
REAL ESTATE LOANS:
------------------
    One- to four-family. . . . . . . . .    $165,573          36.50%      $178,198          41.12%      $163,379        42.99%
    Multi-family . . . . . . . . . . . .      59,971          13.22         62,932          14.52         73,516        19.34
    Commercial . . . . . . . . . . . . .      34,252           7.55         26,130           6.03         22,400         5.89
    Construction and development . . . .       5,315           1.17         20,823           4.81         12,522         3.30
                                             -------         ------        -------         ------        -------      -------
    Total real estate loans. . . . . . .     265,111          58.44        288,083          66.48        271,817        71.52
                                             -------         ------        -------         ------        -------      -------

OTHER LOANS:
------------
Consumer Loans:
    Mobile Homes . . . . . . . . . . . .      15,571           3.43         20,031           4.62         25,462         6.70
    Automobiles. . . . . . . . . . . . .      66,483          14.66         48,181          11.12         32,583         8.57
    Home Improvement . . . . . . . . . .       1,957           0.43          1,146           0.26          2,456         0.65
    Deposit Account. . . . . . . . . . .       2,299           0.51          2,210           0.51          2,761         0.73
    Student. . . . . . . . . . . . . . .       6,409           1.41          5,729           1.32          2,884         0.76
    Junior Liens . . . . . . . . . . . .      36,779           8.11         23,152           5.34         20,157         5.30
    Credit Cards . . . . . . . . . . . .       2,310           0.51          - - -           0.00          - - -         0.00
    Other (1). . . . . . . . . . . . . .      20,934           4.61         25,475           5.88         10,784         2.84
                                             -------         ------        -------         ------        -------      -------
    Total consumer loans . . . . . . . .     152,742          33.67        125,924          29.05         97,087        25.55
                                             -------         ------        -------         ------        -------      -------

Commercial Business Loans. . . . . . . .      27,534           6.07         13,913           3.21         11,129         2.93
                                             -------         ------        -------         ------        -------      -------
Agricultural Loans . . . . . . . . . . .       8,261           1.82          5,461           1.26          - - -         0.00
                                             -------         ------        -------         ------        -------      -------

      Total other loans. . . . . . . . .     188,537          41.56        145,298          33.52        108,216        28.48
                                             -------         ------        -------         ------        -------      -------

      Total gross loans. . . . . . . . .     453,648         100.00%       433,381         100.00%       380,033       100.00%
                                             -------         ------        -------         ------        -------       ------
                                                             ------                        ------        -------       ------

LESS:
-----
    Loans in process . . . . . . . . . .     (4,272)                       (7,349)                      (10,934)
    Deferred fees and discounts. . . . .     (1,348)                       (1,480)                         (914)
    Allowance for lossess. . . . . . . .     (4,526)                       (4,129)                       (4,039)
                                            --------                      --------
      Total loans receivable, net. . . .    $443,502                      $420,423                      $364,146
                                            --------                      --------
                                            --------                      --------
                                                                   At June 30,
---------------------------------------------------------------------------------------------------------------------

                                                         1994                          1993
                                                         ----                          ----
                                               AMOUNT            PERCENT     AMOUNT         PERCENT
                                               ------            -------     ------         -------
                                                               (Dollars In Thousands)
REAL ESTATE LOANS:
------------------
    One- to four-family. . . . . . . . .   $145,142          44.56%      $144,552          45.42%
    Multi-family . . . . . . . . . . . .     56,906          17.48         50,669          15.92
    Commercial . . . . . . . . . . . . .     18,710           5.74         25,650           8.06
    Construction and development . . . .     17,590           5.40         14,116           4.44
                                             ------        -------         ------        -------
    Total real estate loans. . . . . . .    238,348          73.18        234,987          73.84
                                             ------        -------         ------        -------

OTHER LOANS:
------------
Consumer Loans:
    Mobile Homes . . . . . . . . . . . .     31,762           9.75         42,343          13.30
    Automobiles. . . . . . . . . . . . .     22,586           6.93         14,500           4.55
    Home Improvement . . . . . . . . . .      2,522           0.77          2,888           0.91
    Deposit Account. . . . . . . . . . .      2,051           0.63          2,450           0.77
    Student. . . . . . . . . . . . . . .      2,508           0.77          2,185           0.69
    Junior Liens . . . . . . . . . . . .     16,154           4.96         11,734           3.69
    Credit Cards . . . . . . . . . . . .      - - -           0.00          - - -           0.00
    Other (1). . . . . . . . . . . . . .      5,077           1.57          3,191           1.00
                                             ------        -------         ------        -------
    Total consumer loans . . . . . . . .     82,660          25.38         79,291          24.91
                                             ------        -------         ------        -------

Commercial Business Loans. . . . . . . .      4,700           1.44          3,976           1.25
                                             ------        -------         ------        -------
Agricultural Loans . . . . . . . . . . .      - - -           0.00          - - -           0.00
                                             ------        -------         ------        -------

      Total other loans. . . . . . . . .     87,360          26.82         83,267          26.16
                                             ------        -------         ------        -------

      Total gross loans. . . . . . . . .    325,708         100.00%       318,254         100.00%
                                            -------         ------        -------         ------
                                                            ------                        ------

LESS:
-----
    Loans in process . . . . . . . . . .   (11,552)                       (7,402)
    Deferred fees and discounts. . . . .      (909)                         (994)
    Allowance for lossess. . . . . . . .    (4,899)                       (4,829)
      Total loans receivable, net. . . .   $308,348                      $305,029
                                           --------                      --------
                                           --------                      --------






(1) Includes primarily second mortgage loans.

The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.




                                                                                    At June 30,
                                                  ------------------------------------------------------------------
                                                          1997                          1996                         1995
                                                          ----                          ----                         ----
                                                  AMOUNT        PERCENT         AMOUNT        PERCENT         AMOUNT     PERCENT
                                                 -------         ------        -------         ------        -------    ---------
                                                                               (Dollars In Thousands)
FIXED-RATE LOANS:
-----------------
Real Estate:
    One- to four-family. . . . . . . . . . . .   $72,198          15.92%       $82,108          18.95%     $  73,460        19.33%
    Multi-family, commercial & construction. .    18,463           4.07         24,706           5.70         18,821         4.95
                                                 -------         ------        -------         ------        -------    ---------
      Total real estate loans. . . . . . . . .    90,661          19.98        106,814          24.65         92,281        24.28
                                                 -------         ------        -------         ------        -------    ---------

Consumer (including mobile home loans) . . . .   124,054          27.35        114,434          26.40         94,955        24.99
Agricultural Loans . . . . . . . . . . . . . .     1,293           0.29          - - -           0.00          - - -         0.00
Commercial business. . . . . . . . . . . . . .     8,516           1.88            960           0.22          3,602          .95
                                                 -------         ------        -------         ------        -------    ---------
      Total fixed-rate loans . . . . . . . . .   224,524          49.49        222,208          51.27        190,838        50.22
                                                 -------         ------        -------         ------        -------    ---------

ADJUSTABLE-RATE LOANS:
----------------------
Real estate: . . . . . . . . . . . . . . . . .
    One- to four-family. . . . . . . . . . . .    93,375          20.58        105,389          24.32         96,213        25.32
    Multi-family, commercial & construction. .    81,075          17.87         75,880          17.51         83,323        21.92
                                                 -------         ------        -------         ------        -------    ---------
        Total real estate loans. . . . . . . .   174,450          38.45        181,269          41.83        179,536        47.24
                                                 -------         ------        -------         ------        -------    ---------

Consumer Loans . . . . . . . . . . . . . . . .    28,688           6.32         16,951           3.91          2,132          .56
Agricultural Loans . . . . . . . . . . . . . .     6,968           1.54          - - -           0.00          - - -         0.00
                                                                                               ------                   ---------
-------
Commercial business. . . . . . . . . . . . . .    19,018           4.19         12,953           2.99          7,527         1.98
                                                 -------         ------        -------         ------        -------    ---------
         Total adjustable-rate loans . . . . .   229,124          50.51        211,173          48.73        189,195        49.78
                                                 -------         ------        -------         ------        -------    ---------

         Total loans . . . . . . . . . . . . .   453,648         100.00%       433,381         100.00%       380,033       100.00%
                                                 -------         ------        -------         ------        -------    ---------
                                                                 ------                        ------                   ---------

LESS:
----
    Loans in process . . . . . . . . . . . . .   (4,272)                       (7,349)                      (10,934)
    Deferred fees and discounts. . . . . . . .   (1,348)                       (1,480)                         (914)
    Allowance for loan lossess . . . . . . . .   (4,526)                       (4,129)                       (4,039)
                                                 -------                       -------                     ---------

        Total loans receivable, net. . . . . .  $443,502                      $420,423                      $364,146
                                                 -------                       -------                     ---------
                                                 -------                       -------                     ---------




                                                                                At June 30,
                                               ------------------------------------------------------------------------
                                                               1994                          1993
                                                               ----                          ----
                                                      AMOUNT        PERCENT         AMOUNT        PERCENT
                                                   ---------      ---------      ---------      ---------
                                                                    (Dollars In Thousands)
FIXED-RATE LOANS:
-----------------
Real Estate:
    One- to four-family. . . . . . . . . . . .     $  77,615          23.83%     $  88,107          27.68%
    Multi-family, commercial & construction. .        18,929           5.81         25,050           7.87
                                                   ---------      ---------      ---------      ---------
      Total real estate loans. . . . . . . . .        96,544          29.64        113,157          35.55
                                                   ---------      ---------      ---------      ---------

Consumer (including mobile home loans) . . . .        79,899          24.53         76,178          23.93
Agricultural Loans . . . . . . . . . . . . . .         - - -           0.00          - - -           0.00
Commercial business. . . . . . . . . . . . . .         2,283           0.70          3,976           1.25
                                                   ---------      ---------      ---------      ---------
      Total fixed-rate loans . . . . . . . . .       178,726          54.87        193,311          60.73
                                                   ---------      ---------      ---------      ---------

ADJUSTABLE-RATE LOANS:
----------------------
Real estate: . . . . . . . . . . . . . . . . .
    One- to four-family. . . . . . . . . . . .        75,738          23.25         60,899          19.14
    Multi-family, commercial & construction. .        66,067          20.29         60,930          19.15
                                                   ---------      ---------      ---------      ---------
        Total real estate loans. . . . . . . .       141,805          43.54        121,829          38.29
                                                   ---------      ---------      ---------      ---------

Consumer Loans . . . . . . . . . . . . . . . .         2,760           0.85          3,114           0.98
Agricultural Loans . . . . . . . . . . . . . .         - - -           0.00          - - -           0.00
                                                   ---------      ---------      ---------      ---------
Commercial business. . . . . . . . . . . . . .         2,417           0.74          - - -          - - -
                                                   ---------      ---------      ---------      ---------
         Total adjustable-rate loans . . . . .       146,982          45.13        124,943          39.27
                                                   ---------      ---------      ---------      ---------

         Total loans . . . . . . . . . . . . .       325,708         100.00%       318,254         100.00%
                                                   ---------      ---------      ---------      ---------
                                                                  ---------                     ---------

LESS:
-----
    Loans in process . . . . . . . . . . . . .      (11,552)                       (7,402)
    Deferred fees and discounts. . . . . . . .         (909)                         (994)
    Allowance for loan lossess . . . . . . . .       (4,899)                       (4,829)
                                                   ---------                     ---------

        Total loans receivable, net. . . . . .      $308,348                      $305,029
                                                   ---------                     ---------
                                                   ---------                     ---------

The following schedule illustrates the scheduled principal contractual repayments of the Bank's loan portfolio at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                        Real Estate                          Non-Real Estate
                          ----------------------------------   -------------------------------------------------
Due during Years          One- to Four-  Multi-                                Credit                 Commercial
ending June 30,              Family      Family  Commercial (2)  Consumer       Cards   Agricultural   Business     Total
                             ------      ------  --------------  --------       -----   ------------   --------     -----
                                                          (Dollars in Thousands)
1998 (1) . . . . . . . .  $  3,943     $  2,266    $  2,516    $  31,099    $  2,310     $  4,064   $  18,643     $ 64,841
1999 . . . . . . . . . .     4,265        2,466       2,744       31,590       - - -        1,123       2,698       44,886
2000 . . . . . . . . . .     4,617        2,685       2,994       31,154       - - -        1,234       2,973       45,657
2001 and 2002. . . . . .    10,399        6,101       6,830       35,505       - - -          956       1,886       61,677
2003 to 2007 . . . . . .    34,377       20,652      20,882       18,039       - - -          884       1,323       96,157
2008 and following . . .   107,972       25,801       3,601        3,045       - - -        - - -          11      140,430
                           --------     --------    --------   ---------     --------    --------     ---------   ---------
Total. . . . . . . . . .  $165,573     $ 59,971    $ 39,567    $ 150,432    $  2,310     $  8,261    $ 27,534     $453,648
                           --------     --------    --------   ---------     --------    --------     ---------    --------
                           --------     --------    --------   ---------     --------    --------     ---------    --------



(1) Includes demand loans, loans having no stated maturity and overdraft loans.
(2) Includes construction loans.

The total amount of loans due after June 30, 1997 which have predetermined interest rates is $224.5 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $229.1 million.


Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1997, the Company's one- to four-family residential mortgage loans totalled $165.6 million, or approximately 36.5% of the Company's gross loan portfolio.

Historically, the Company has emphasized the origination of conventional ARM loans for retention in its portfolio and fixed-rate conforming loans suitable for sale in the secondary market. However, during fiscal 1997 the Company sold conventional ARM loans into the secondary market. Presently, the Company follows the practice of generally selling fixed rate conventional mortgage loans with maturities of 15 years or greater. See "-- Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." During the year ended June 30, 1997, the Company originated $44.9 million of adjustable-rate real estate loans, the majority of which were secured by one- to four-family residential real estate. During the same period, the Company originated $16.6 million, of fixed-rate real estate loans, the majority of which were secured by one- to four-family residential real estate. The Bank's one- to four-family residential mortgage originations are primarily in its market area.

The Company currently makes 15- and 30-year fixed and adjustable-rate one-to four-family residential mortgage loans in amounts up to 95% of the appraised value of the collateral property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure at or below the 80% level. The Company currently offers an ARM loan which has a fixed rate for the initial three years and converts to a one-year ARM loan for the remainder of the life of the loan. The Company also offers a one-year ARM loan with a rate below the Company's then current fixed-rate loan for a comparable 15- or 30-year term loan. These loans provide for up to a 2.0% annual cap and a lifetime cap of 6.0% over the fully-indexed rate. These ARM products have an interest rate margin generally 2.875% over the one-year Treasury Bill rate. These loans provide for up to a 2.0% annual cap and a lifetime cap of 6.0% over the fully-indexed rate calculated at the date of origination. As a consequence of using caps, the interest rates on these loans are not as rate sensitive as is the Company's cost of funds. The initial rate used for the loan is usually below the fully-indexed rate and is determined by the Company in accordance with market and competitive factors.

In addition, the Company offers a 30-year balloon loan which has a fixed-rate for the first five or seven years of the loan term. At the end of the five- or seven-year period, the loan converts to a 23- or 25-year fixed-rate loan at the then current market rate provided that the borrower qualifies at the new rate. If the borrower fails to qualify at the new rate, the loan becomes payable in full. These loans are underwritten to conform to the Federal Home Loan Mortgage Corporation's ("FHLMC") secondary market standards.

The Company also offers fixed-rate 15- through 30-year mortgage loans that conform to secondary market standards (i.e., Federal National Mortgage Bank ("FNMA"), Government National Mortgage Bank ("GNMA") and FHLMC standards). Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions. Residential loans generally do not include prepayment penalties. Most of these loans with maturities of 30 years are held for sale or sold in the secondary market. Historically, the Company has generally retained servicing rights on such loans whenever possible. However, during fiscal 1997 the Company sold the majority of its loans with servicing released.

The Bank also originates fixed-rate one- to four-family mortgage loans through the South Dakota Housing Development Authority ("SDHDA") program. These loans generally have terms not to exceed 30 years and are either insured by the FHA/VA or private mortgage insuror or must have no more than a 80% loan to value ratio. The Bank receives an origination fee of one percent of the loan amount from the borrower and a servicing fee currently three-eighths of one percent from the SDHDA for these services. The Bank is the largest servicer of loans for the SDHDA. At June 30, 1997, the Bank serviced $232.7 million of mortgage loans for the SDHDA.

In underwriting one- to four-family residential real estate loans, Home Federal evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. These criteria are also applied to loans purchased. Most property securing real estate loans made by Home Federal are appraised by an appraiser employed by Mid-America Service Corporation, Home Federal's wholly-owned subsidiary. Other appraisals are performed by independent appraisers selected by Home Federal. Home Federal requires borrowers to obtain title and fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Bank contain a "due-on-sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the collateral property.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank engages in multi-family and commercial real estate lending primarily in South Dakota and the adjoining mid-western states. These lending activities may include existing property or new construction development.

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

The Bank presently originates adjustable-rate, short-term balloon payment, fixed-rate multifamily and commercial real estate loans. The Bank's multi-family and commercial real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, churches, motels, strip shopping centers and nursing homes. The terms of such loans are negotiated on a case by case basis. Commercial real estate loans generally have terms that do not exceed 25 years. The Bank has a variety of rate adjustment features, call provisions and other terms in its multi-family and commercial real estate loan portfolio. Generally, the loans are made in amounts up to 75% of the appraised value of the collateral property and with debt service coverage ratios of 115% or higher. The debt service coverage is the ratio of net cash from operations before payment of debt service. However, these percentages may vary depending on the type of security and the guarantor. Such loans provide for a negotiated margin over a designated index which is generally the one-year Treasury Bill Rate. Fixed rate loans are generally made when advances from the Federal Home Loan Bank of Des Moines can be used to fund the loan. The Bank analyzes the financial condition of the borrower, the borrower's credit history, the borrower's prior record for producing sufficient income from similar loans, references and the reliability and predictability of the net income generated by the property securing the loan. The Bank generally requires personal guaranties of the borrowers. Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan. The sale of participation interests in a loan are necessitated by the amount of the loan or the loans to one borrower requirements which would require the sale of the loan. In return for servicing these loans for the participants, the Bank generally receives a fee of one-fourth to three-eighths of one percent. Also, income is received at loan closing from loan fees and discount points. Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by independent appraisers selected by Home Federal and reviewed by bank employees.

At June 30, 1997, the Bank had $60.0 million of multi-family and $34.3 million of commercial real estate loans, which represented 13.2% and 7.6%, respectively, of the Bank's gross loan portfolio. At June 30, 1997, $154,000 of the Bank's multi-family and commercial real estate portfolio or 0.1% of the Bank's gross loan portfolio was non-performing. See "-- Non-Performing Assets and Classified Loans" for a discussion of the Bank's largest non-performing assets and items of concern and the allowances established for each.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") includes a provision that limits the Bank's non-residential real estate lending (i.e., commercial real estate lending, other than lending on certain multi-family residences) to no more than four times its total capital. This maximum limitation, which at June 30, 1997 was $169.0 million, has not materially limited the Bank's lending practices. See "-- Regulation -- Regulatory Capital Requirements."

Under FIRREA, the maximum amount which Home Federal may lend to any one borrower is 15% of Home Federal's unimpaired capital and surplus or $7.0 million at June 30, 1997. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. See "-- Regulation -- Federal Regulation of Savings Associations" for a discussion of the loans-to-one borrower rule. On June 30, 1997, the Bank did not have any loans exceeding the loans to one borrower requirements.

At June 30, 1997, Home Federal had no loans in excess of its present legal lending limit. On such date, the Bank had loans in excess of $1.0 million to 43 borrowers or groups of affiliated borrowers.

CONSTRUCTION AND DEVELOPMENT LENDING. The Bank makes construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers for the construction of one- to four-family residences and condominiums and the development of one- to four-family lots in the Bank's primary market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for 6 to 12 months. These construction loans have rates and terms which match the one- to four-family permanent loans offered by the Bank. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1997, the Bank had $2.2 million of residential construction loans to borrowers intending to live in the properties upon completion of construction.

At June 30, 1997, the Bank had approximately $269,000 in construction loans to builders of one- to four-family residences. In addition, the Bank has developed a line of credit for qualified builders. This product provides the builder flexibility while the Bank maintains its credit standards. The line of credit does not advance more than 75% of the approved value or cost on a construction project, a mortgage is filed on each construction project and interest is collected monthly. These lines provide for the payment of interest and loan fees, with interest rates of 1% to 2.5% over the prime rate adjusted on a monthly basis.

The Bank also makes loans to developers for the purpose of developing one- to four-family lots. These loans typically have terms of one year and carry interest rates which float monthly based on a national designated index such as the prime rate. Loan commitment and partial release fees are charged. These loans generally provide for the payment of interest and loan fees from loan proceeds. The principal balance of these loans is typically paid down as lots are sold. At June 30, 1997, the Bank had no development loans outstanding.

Builder construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from the Bank as well as broker referrals and direct solicitations of developers and builders. The application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

The Bank makes loans for the construction of multi-family residential properties. Such loans are generally made at adjustable rates which adjust annually based upon a national designated index. At June 30, 1997, no
multi-family residential construction loans were outstanding.   At June 30,
1997, all of the Bank's construction loans were performing in accordance with their terms.

Construction loans are generally made up to a maximum loan-to-value ratio of 75% and land development loans are generally made up to a maximum loan-to-value ratio of 60%, based upon an independent appraisal. Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and development loans to borrowers other than owner occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property, or, for larger projects, both an appraisal and a study of the feasibility of the proposed project. The Bank's construction loan policy provides for the inspection of properties by in-house and independent inspectors at the commencement of construction and prior to disbursement of funds during the term of the construction loan.

CONSUMER LENDING. Management considers its consumer loan products to be an important component of its lending strategy. Specifically, consumer loans generally have shorter terms to maturity and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. For these reasons, Home Federal has continued to focus on the origination of consumer loans.

Home Federal offers a variety of secured consumer loans, including home improvement and second mortgage loans, loans secured by savings deposits, home equity loans, mobile home loans and automobile loans. In addition, Home Federal offers student loans, boat and vacation loans and other secured and unsecured consumer loans. All secured consumer loans over $100,000 must be approved by the Bank's loan committee except for loans over $250,000 which must be approved by the Bank's Board of Directors. The Bank originates consumer loans on both a direct and indirect basis. Direct loans are made when the Bank extends credit directly to the borrower. Indirect loans are obtained when the Bank purchases loan contracts from retailers of goods or services which have extended credit to their customers. The only indirect lending by Home Federal, described below, is with selected automobile dealers located in the Bank's lending area.

Most of the Bank's mobile home loans have been originated with fixed rates of interest and are generally made in amounts of up to a maximum of the lesser of 125% of the net invoice or 90% of the buyer's cost. The buyer's cost can include such items as freight, itemized set-up charges, physical damage insurance, sales tax and filing and recording fees. Home Federal is permitted by regulation to make mobile home loans for terms of up to 20 years, although most of the Bank's mobile home loans are for terms of 15 years or less. At June 30, 1997, mobile home loans amounted to $15.6 million or 3.4% of the Bank's gross loan portfolio.

Home Federal currently purchases automobile conditional sales contracts from selected dealers within its market area as well as originating automobile loans directly. At June 30, 1997, automobile loans amounted to $66.5 million or 14.7% of the Bank's gross loan portfolio.

Loans secured by second mortgages, together with loans secured by all prior liens, are limited to 100% or less of the appraised value of the property securing the loan and generally have maximum terms that do not exceed seven to ten years. As of June 30, 1997, such loans amounted to $36.8 million or 8.1% of the Bank's gross loan portfolio.

The student loans originated by Home Federal are guaranteed as to principal and interest by the South Dakota Education Assistance Corporation. Upon the student nearing graduation, Home Federal sells such student loans with servicing rights released. At June 30, 1997, student loans amounted to $6.4 million or 1.4% of the Bank's gross loan portfolio.

At June 30, 1997, the Bank's consumer loan portfolio totalled $152.7 million, or 33.7% of its gross loan portfolio. Of the consumer loan portfolio at June 30, 1997, 18.8% were adjustable-rate loans.

Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. Home Federal offers both open- and closed-end credit. Overdraft lending is extended through lines of credit that are tied to a negotiated order of withdrawal ("NOW") account. The credit lines generally bear interest at 18% and are generally limited to no more than $5,000. Loans secured by deposit accounts at the Bank are currently originated for up to 90% of the account balance (though historically the Bank has loaned up to 100%), with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on such loans is typically equal to 2% above the contract rate.

The underwriting standards employed by the Bank for consumer loans, including mobile home loans, include an application, a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as mobile homes, automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although management believes that the level of delinquencies in the Bank's consumer loan portfolio, has generally been low (at June 30, 1997, $480,000 (excluding $282,000 of repossessed consumer collateral), or approximately 0.31% of the consumer loan portfolio, was non-performing), there can be no assurance that delinquencies will not increase in the future.

CREDIT CARD LENDING. During fiscal 1991, the Bank began offering VISA/Mastercard card credit card services on an agency basis to its customers. The Bank does not retain or have any credit liability related to the credit which is extended in connection with such cards. The Bank is paid a fee for each card issued and receives a fee for each transaction completed on these cards. During fiscal 1997, the Company made a strategic decision to enter the credit card business in a more direct fashion and took a majority (51%) position in a newly formed subsidiary, HF Card Services, L.L.C. The target market for credit cards in this line of business is sub-prime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional card issuers. The Bank manages the overall risk of the credit card program by its underwriting criteria that demands a recent history of acceptable performance on all accounts and product design and pricing which limits a new customer's available line of credit while providing an immediate revenue source. Examples include an unsecured product which starts with a $300 line of credit, but charges both a $50 annual fee and a $150 acceptance fee to the card, resulting in an initial $100 of available credit to the customer. The secured product also delivers a $300 line of credit to the customer, but charges a $50 annual fee and takes
$225 cash advance against the card to be held as a security deposit, resulting in an initial $25 of available credit to the customer. The Company had approximately $2.3 million in credit card loans at June 30, 1997. The Bank has added a new officer to its staff with 12 years of experience in the credit card industry. Back office support for credit card processing is being provided by an independent third party located in Sioux Falls, South Dakota. The Bank will continue to explore new credit card product opportunities and relationships with other interested businesses who are able to demonstrate a sound financial position coupled with positive industry backgrounds and whose ownership and management is found to be acceptable.

COMMERCIAL BUSINESS LENDING. In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates commercial loans to local businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management". At June 30, 1997, approximately $27.5 million or 6.1% of the Bank's total loan portfolio was comprised of commercial business loans. Home Federal's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and business expansion within the Bank's market area. Virtually all of Home Federal's commercial business loans have been to borrowers in its primary lending areas. The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration ("SBA") of which a portion of such loans are also guaranteed in part by the SBA. The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans. In the future, Home Federal intends to continue to expand its commercial business lending, subject to market conditions. Interest rates on commercial business loans adjust or float with a designated national index plus a specified margin.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Virtually all of the Bank's commercial business loans include personal guarantees. At June 30, 1997, none of the Bank's commercial business loan portfolio was non-performing.

AGRICULTURAL LOANS. In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Company established an agricultural lending department in fiscal 1996. The Company employed experienced lenders to establish this department and to ensure a high quality portfolio. The agricultural division offers four types of loans to its consumers: (1) operating loans which are used to fund operating expenses which typically have a one year term and are indexed to the national prime rate; (2) term loans on machinery equipment and breeding stock that may have a term up to seven years and require annual payments; (3) agricultural farmland term loans-which are used to fund land purchases or refinances; (4) specialized livestock loans-fund facilities and equipment for confinement enterprises.
These loans typically will have personal guarantees, a first lien on the real estate, interest rates adjustable to the national prime rate and require quarterly or monthly payments. All loans are secured by the operating assets of the borrower. The Bank had approximately $8.3 million of its loan portfolio in agricultural loans which was 1.8% of its loan portfolio at June 30, 1997.

Loan customers are required to supply current financial statements, tax returns for the past three to five years, and cash flow projections which are updated on an annual basis. In addition, on major loans the loan officer will perform an annual farm visit, obtain financial statements and perform a financial review of the loan.

At June 30, 1997, none of the agricultural loan portfolio was non-performing.

ORIGINATIONS, PURCHASES, SALES AND SERVICING OF LOANS AND MORTGAGE-BACKED SECURITIES

Real estate loans are originated by Home Federal's staff of salaried loan officers working in the Bank's retail banking offices and by the Mortgage Corp's. staff of commissioned loan officers working in Omaha, Nebraska. Loan applications are taken in each office, submitted to the main office for processing, for underwriting, and then, if the amount requested requires, to the loan committee for approval. Walk-in customers and referrals from real estate brokers and builders are important sources of loan originations.

The Company originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in its market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. Virtually all newly originated fixed-rate residential mortgage loans with maturities of 15 years or greater are originated pursuant to prior commitments for immediate sale in the secondary market. The Company sells loans to private investors as well as to FNMA and FHLMC. At June 30, 1997, the Company had $3.5 million of loans secured by one-to four-family residential real estate which were held for sale. See Notes 3 and 4 of the Notes to Consolidated Financial Statements. These loans are originated to satisfy customer demand and to generate fee income and sold to achieve the goals in the Bank's asset/liability management program. In selling these fixed-rate mortgage loans, the Bank has historically retained the servicing rights whenever possible. However, during fiscal 1997 the Bank has sold the majority of these loans with servicing released. The Bank also occasionally sells loan participations in order to diversify risk and to comply with loans-to-one borrower requirements.

Home Federal has had a substantial portfolio of fixed-rate and adjustable-rate mortgage-backed securities which it uses for investment and liquidity management. During fiscal 1997, the Bank purchased no mortgage-backed securities. At June 30, 1997, mortgage-backed securities totalled $30.3 million, or 6.30% of Home Federal's gross loans and mortgage-backed securities portfolio. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of Home Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements. Under the risk-based capital requirement, GNMA mortgage-backed securities have a risk-weighting of 0% and FNMA and FHLMC mortgage-backed securities and mortgage-backed securities issued by U.S. Government sponsored agencies have a risk weighting of 20%, in contrast to the 50% risk weight carried by residential loans. While the Bank could exchange its long-term, fixed-rate mortgage loans for FHLMC participation certificates in order to achieve the same benefit of increased liquidity, to date, it has not elected to do so.

Since 1982, the Bank has purchased mortgage servicing rights from other originators on loans of the SDHDA, a state agency which provides low-interest residential housing financing for first time home buyers in South Dakota. In return for servicing such portfolio, the Bank generally receives a fee of three-eighths of one percent from the SDHDA. At June 30, 1997, the Bank serviced $322.1 million in loans for others (primarily the SDHDA).

The contractual right to service mortgage loans has an economic value that, in accordance with generally accepted accounting principles, was not recognized in the Bank's financial statements prior to implementation of Statement of Financial Accounting Standards #122, "Accounting for Mortgage Servicing Rights", unless purchased. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age and maturity of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience on the loans, the types of loans and other factors.

The unamortized cost of loan servicing rights was $1.1 million at June 30, 1997. Home Federal had no long-term capitalized excess servicing fees receivable as of that date. Home Federal has elected to amortize the servicing rights over the life of the loans using the interest method. Management reviews its amortization schedules at least quarterly to assure that the carrying value of mortgage servicing is fairly stated.

From time to time, Home Federal has purchased whole loans and loan participations in accordance with its ongoing asset/liability management objectives.

The following table shows the loan and mortgage-backed securities origination, purchase and repayment activities of the Company for the years indicated.

                                              Year Ended June 30,
                                            -----------------------
                                            1997     1996      1995
                                            ----     ----      ----
                                             (Dollars in Thousands)
ORIGINATIONS BY TYPE:
Adjustable rate
    Real estate. . . . . . . . . . . .   $ 44,899  $ 26,848  $ 46,668
    Non-Real Estate. . . . . . . . . .     29,554    21,987    12,550
                                         --------  --------  --------
       Total adjustable rate . . . . .     74,453    48,835    59,218
                                         --------  --------  --------
    Fixed-rate:
    Real estate. . . . . . . . . . . .     16,601    33,083    33,710
    Non-real estate. . . . . . . . . .    104,217    89,847    51,403
                                         --------  --------  --------
       Total fixed-rate. . . . . . . .    120,818   122,930    85,113
                                         --------  --------  --------

         Total loans originated. . . .    195,271   171,765   144,331
                                         --------  --------  --------

PURCHASES:
    Loan participations. . . . . . . .     13,813    23,886    15,120
    Mortgage-backed securities . . . .      - - -    20,162    18,623
                                         --------  --------  --------
       Total purchased . . . . . . . .     13,813    44,048    33,743
                                         --------  --------  --------

SALES:
    Real estate loans. . . . . . . . .     53,250    55,050    31,943
    Mortgage-backed securities . . . .     12,184    20,978     - - -
                                         --------  --------  --------
       Total sales . . . . . . . . . .     65,434    76,028    31,943
PRINCIPAL REPAYMENTS . . . . . . . . .    147,954   104,358    81,212
                                         --------  --------  --------

       Total reductions. . . . . . . .    213,388   180,386   113,155
                                         --------  --------  --------

Other, net . . . . . . . . . . . . . .    (1,938)   (3,039)     (631)
                                         --------  --------  --------
       Net increase (decrease) . . . .   $(6,242)  $ 32,388  $ 64,288
                                         --------  --------  --------
                                         --------  --------  --------


NON-PERFORMING ASSETS AND CLASSIFIED LOANS

When a borrower fails to make a required payment on real estate secured loans within 10 to 15 days after the payment is due, the Bank generally institutes collection procedures by issuing a late notice. The customer is contacted again when the payment is 30 days past due. In the case of consumer loans, the borrower is sent a notice when a loan is 10 days past due and is contacted by telephone when a loan is 30 days past due. In most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 30 days, the Bank attempts additional written as well as verbal contacts and, if necessary, personal contact with the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, reviews the condition of the property and the financial circumstances of the borrower.
Based upon the results of any such investigation, the Bank may: (i) accept a repayment program which under appropriate circumstances could involve an extension in the case of consumer loans for the arrearage from the borrower,
(ii) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell, or (iii) initiate foreclosure proceedings. When a loan payment is delinquent for 90 days, the Bank generally will initiate foreclosure proceedings unless management is satisfied the credit problem is correctable.

Generally, when a loan becomes delinquent 90 days or more, the Bank will place the loan on a non-accrual status and, as a result, accrued interest income on the loan is taken out of income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status until the borrower has brought the loan current.

The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at June 30, 1997.

The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual amounts which are overdue.




                                                     REAL ESTATE
-------------------------------------------------------------------------------------------------
                         One- to four-family          Commercial              Consumer
-------------------------------------------------------------------------------------------------
                                     Percent                 Percent                  Percent
                                     of Total                of Total                 of Total
                     Number  Amount   Loans   Number  Amount  Loans   Number  Amount   Loans
                     ------  ------   -----   ------  ------  ------- ------  -------  ------
                                    (Dollars in Thousands)
Loans delinquent for:
  30-59 days . . .    48  $1,065      0.23%        0   $  0    0.00%   231   $ 2,216    0.49%
  60-89 days . . .    19     670      0.15         2     29    0.01     77       671    0.15
  90 days
  and over . . . .    28     725      0.16         1    154    0.03     45       487    0.11
                      --  ------      ----         -   ----    ----    ---    ------    ----
Total Delinquent
   loans . . . . .    95  $2,460      0.54%        3   $183    0.04%   353    $3,374    0.74%
                      --  ------      ----         -   ----    ----    ---    ------    ----
                      --  ------      ----         -   ----    ----    ---    ------    ----
                                   NON REAL ESTATE
---------------------------------------------------------------------------
                         Credit Card                    Business
---------------------------------------------------------------------------
                                       Percent                     Percent
                                       of Total                    of Total
                     Number    Amount   Loans    Number   Amount     Loans
                     ------    ------   -----    ------   ------    -------
                                   (Dollars in Thousands)
Loans delinquent for:
  30-59 days . . .   294      $100      0.02%        9    $  405      0.09%
  60-89 days . . .   162        64      0.01         4       946      0.21
  90 days
  and over . . . .   165        68      0.01         0         0      0.00
                     ---      ----      ----       ---     -----      ----
Total Delinquent
   loans . . . . .   621      $232      0.05%       13    $1,351      0.30%
                     ---      ----      ----       ---    -----       ----
                     ---      ----      ----       ---    -----       ----



------------------------

There were no construction and development loans delinquent at June 30, 1997. There were no agricultural loans delinquent at June 30, 1997.
There were no multi-family loans delinquent at June 30, 1997.

The following table sets forth the amounts and categories of the Bank's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans. The Bank did not have any material troubled debt restructurings at any of the dates presented.

                                                     At June 30,
                                   --------------------------------------------
                                   1997      1996      1995      1994      1993
                                   ----      ----      ----      ----      ----
                                               (Dollars in Thousands)
Non-accruing loans:
  One- to four-family. . . .     $  618    $  682    $  169    $  263    $  298
  Commercial real estate . .        154       556       710       717       906
  Multi-family . . . . . . .      - - -     - - -     1,611     1,718     1,871
  Mobile homes . . . . . . .         52        58       198       122       123
  Consumer(1). . . . . . . .        428       340        23        51        47
  Commercial business. . . .      - - -       427     - - -     - - -     - - -
                                   -----     -----     -----     -----     -----
    Total. . . . . . . . . .      1,252     2,063     2,711     2,871     3,245
                                   -----     -----     -----     -----     -----
Accruing loans delinquent more
    than 90 days
  One- to four-family. . . .      - - -     - - -       143        60        97
  Commercial real estate . .      - - -     - - -     - - -     - - -     - - -
  Multi-family . . . . . . .      - - -     - - -     - - -     - - -     - - -
  Mobile homes . . . . . . .      - - -     - - -         7        51     - - -
  Consumer(1). . . . . . . .      - - -     - - -         2        10     - - -
  Commercial business. . . .      - - -     - - -     - - -     - - -     - - -
                                   -----     -----     -----     -----     -----
    Total. . . . . . . . . .      - - -     - - -       152       121        97
                                   -----     -----     -----     -----     -----
Foreclosed assets:
  One- to four-family. . . .        311        52       108        50       203
  Commercial real estate . .      - - -         1         3     1,005     1,069
  Multi-family . . . . . . .      - - -     - - -     - - -       150     1,380
  Mobile homes . . . . . . .        124        88        38       152       198
  Credit Cards . . . . . . .      - - -     - - -     - - -     - - -     - - -
  Consumer(1). . . . . . . .        158        87        54        25        19
  Commercial Business. . . .      - - -     - - -     - - -     - - -     - - -
                                   -----     -----     -----     -----     -----
    Total. . . . . . . . . .        593       228       203     1,382     2,869
                                   -----     -----     -----     -----     -----
Total non-performing
  assets(2). . . . . . . . .     $1,845    $2,291    $3,066    $4,374    $6,211
                                   -----     -----     -----     -----     -----
                                   -----     -----     -----     -----     -----
Non-performing assets to total
  assets(3). . . . . . . . .      0.33%     0.41%     0.57%     0.89%     1.29%
                                   -----     -----     -----     -----     -----
                                   -----     -----     -----     -----     -----
Non-performing loans to
  total loans(4) . . . . . .      0.28%     0.49%     0.79%     0.97%     1.10%
                                   -----     -----     -----     -----     -----
                                   -----     -----     -----     -----     -----

---------------------
(1)  Consists of non-performing consumer loans exclusive of mobile home loans.
(2) Non-performing assets includes non-accruing loans, accruing loans delinquent more than 90 days and foreclosed assets.
(3) Percentage is calculated based upon total assets of the Company, the Bank, HF Card Services L.L.C. and the Mortgage Corp. on a consolidated basis.
(4) Non-performing loans includes non-accruing loans and accruing loans delinquent more than 90 days.

For the year ended June 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $178,000. Income that was recorded on these non-accrual loans amounted to approximately $88,000 for the year ended June 30, 1997.

NON-ACCRUING LOANS. As of June 30, 1997, the Bank had $1.3 million in net book value of non-accruing loans. Included in non-accruing loans at June 30, 1997 were 15 loans totalling $618,000 secured by one- to four-family real estate, one loan in the amount of $154,000 secured by commercial real estate, five mobile home loans totalling $52,000, and thirty-eight consumer loans (excluding mobile home loans) totalling $428,000.

ACCRUING LOANS DELINQUENT MORE THAN 90 DAYS. At June 30, 1997 the bank had no accruing loans delinquent more than 90 days.

FORECLOSED ASSETS. As of June 30, 1997, the Bank had $593,000 of foreclosed assets. The balance of foreclosed assets at June 30, 1997 consisted of $158,000 in consumer (other than mobile homes) collateral, $124,000 in mobile homes and $311,000 in single-family residences.

OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the previous table, as of June 30, 1997 there was also an aggregate of $8.1 million in net book value of loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the thrift institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "Special Mention" by management.

When a thrift institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a thrift institution classifies problem assets as "loss, " it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 1997, the Bank had classified $4.9 million of its assets as special mention (including certain loans discussed herein), $4.4 million as substandard (including certain loans discussed herein), and approximately $555,000 as doubtful. Classified assets at June 30, 1997 consisted of the $1.8 million of non-performing assets, and the $8.1 million of other loans of concern discussed above.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such property is established by a charge to operations if the carrying value of the property exceeds its estimated net realizable value.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Bank's allowances result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1997, the Bank had a total allowance for losses on loans of $4.5 million, or 1.02% of total loans. See Note 1 of the Notes to Consolidated Financial Statements for a description of the Bank's policy of provision for losses on loans.

The following table sets forth information with respect to activity in the Bank's allowance for losses on loans during the periods indicated.




                                                       Year Ended June 30,
                                    --------------------------------------------------------
                                      1997        1996        1995       1994          1993
                                      ----        ----        ----       ----          ----
                                                        (Dollars in Thousands)
  Balance at beginning of
    period . . . . . . . . .        $4,129      $4,039       $4,899    $4,829         $4,552

  Charge-offs
       One- to four-family .          (104)        (23)         (34)      (61)           (30)
       Commercial. . . . . .           (15)        (35)       - - -       (40)          (666)
       Multi-family. . . . .         - - -       - - -         (400)     (322)         - - -
       Consumer. . . . . . .          (757)       (487)        (264)     (102)          (269)
       Credit Cards. . . . .           (59)      - - -        - - -     - - -          - - -
       Mobile homes. . . . .          (186)       (305)        (265)     (220)          (501)
                                    -------       -----        -----    ------
       Total charge-offs . .        (1,121)       (850)        (963)     (745)        (1,466)
                                    -------       -----        -----    ------
  Recoveries:
       One- to four-family .            24          51           16         6             41
       Commercial. . . . . .           493          58           90       359            115
       Multi-family. . . . .            46           6          398        87            310
       Commercial Business .             1          43           54        40            101
       Consumer. . . . . . .           194         100           54        40            101
       Credit Cards. . . . .            19       - - -        - - -     - - -          - - -
       Mobile homes. . . . .            48          92           60        48             66
                                    -------       -----        -----    ------
       Total recoveries. . .           825         350          618       540            633
                                    -------       -----        -----    ------
       Net recoveries
         (charge-offs) . . .          (296)       (500)        (345)     (205)          (833)
                                    -------       -----        -----    ------

  Additions (recoveries) charged
  to operations. . . . . . .           693         590         (515)      275          1,110
                                    -------       -----        -----    ------
  Balance at end of period .        $4,526      $4,129       $4,039    $4,899         $4,829
                                    -------       -----        -----    ------
                                    -------       -----        -----    ------
  Ratio of net recoveries
  (charge-offs) during the
  period to average loans
  outstanding during the
  period . . . . . . . . . .         (0.07)%      (.12)%       (.10)%    (.07)%         (.26)%
                                    -------       -----        -----    ------
                                    -------       -----        -----    ------
  Ratio of allowance for loan
  losses to total loans at
  end of period. . . . . . .          1.02%       0.98%        1.11%     1.59%          1.58%
                                    -------       -----        -----    ------
                                    -------       -----        -----    ------
  Ratio of allowance for loan
  losses to non-performing
  loans at end of period(1).        361.50%     200.15%      141.08%    163.74        144.49%
                                    -------       -----        -----    ------
                                    -------       -----        -----    ------




-----------------
(1) Non-performing loans include non-accruing loans and accruing loans delinquent more than 90 days.

    The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:



                                                                          At June 30,
                                       -------------------------------------------------------------------------
                                             1997                     1996                    1995
                                             ----                     -----                   ----
                                                 Percentage of            Percentage of            Percentage of
                                                   Loans in                 Loans in                 Loans in
                                                    Each                      Each                     Each
                                                 Category to              Category to               Category to
                                       Amount    Total Loans    Amount    Total Loans    Amount     Total Loans
                                       ------    ------------   ------    ------------   ------     -----------

                                                               (Dollars in thousands)
One-to four-family(1). . . . . . .    $1,540        36.50%     $1,789        43.27%     $  910        44.64%
Commercial and multi-family
  real estate(1) . . . . . . . . .       926        21.94         957        23.21       1,743        26.88
Mobile homes . . . . . . . . . . .       145         3.43         191         4.62         608         6.70
Consumer(2). . . . . . . . . . . .     1,254        29.73       1,060        25.69         644        18.85
Credit Cards . . . . . . . . . . .       329         0.51       - - -        - - -       - - -        - - -
Agricultural . . . . . . . . . . .        77         1.82       - - -        - - -       - - -        - - -
Commercial business. . . . . . . .       255         6.07         132         3.21         134         2.93
                                       ------      ------       ------      ------       ------      ------
  Total. . . . . . . . . . . . . .    $4,526       100.00%     $4,129       100.00%     $4,039       100.00%
                                       ------      ------       ------      ------       ------      ------
                                       ------      ------       ------      ------       ------      ------
                                                           At June 30,
                                     --------------------------------------------------
                                             1994                    1993
                                             ----                    ----
                                                 Percentage of            Percentage of
                                                   Loans in                 Loans in
                                                    Each                      Each
                                                 Category to              Category to
                                       Amount    Total Loans    Amount    Total Loans
                                       ------    ------------   ------    ------------

                                                           (Dollars in thousands)
One-to four-family(1). . . . . . .  $  1,320        47.08%     $1,388        46.82%
Commercial and multi-family
  real estate(1) . . . . . . . . .     1,677        26.10       1,640        27.02
Mobile homes . . . . . . . . . . .       908         9.75       1,123        13.30
Consumer(2). . . . . . . . . . . .       901        15.63         599        11.61
Credit Cards . . . . . . . . . . .     - - -        - - -       - - -        - - -
Agricultural . . . . . . . . . . .     - - -        - - -       - - -        - - -
Commercial business. . . . . . . .        93         1.44          79         1.25
                                       ------      ------       ------      ------
  Total. . . . . . . . . . . . . .  $  4,899       100.00%   $  4,829       100.00%
                                       ------      ------       ------      ------
                                       ------      ------       ------      ------



--------------------

  (1)  Includes construction loans.
  (2)  Excludes allowances for losses relating to mobile home loans.

MORTGAGE-BACKED SECURITIES

Home Federal had maintained a substantial portfolio of mortgage-backed securities which it held for investment and liquidity purposes. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments and sales, as a source of liquidity. During Fiscal 1997, the Bank had $12.1 million of sales and repayments of $17.2 million. The bank had no purchases of mortgage-backed securities during fiscal 1997. The $29.2 million decrease in mortgage-backed securities was used primarily to fund the increase in loans receivable during fiscal 1997. For information regarding the carrying and market values of Home Federal's mortgage-backed securities portfolio, see
Note 2 of the Notes to Consolidated Financial Statements. Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of GNMA securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation." In order to reduce its risk-based capital requirement, Home Federal may consider securitizing a portion of its fixed-rate mortgage loan portfolio. However, securitizing mortgage loans may result in a reduction in yield.

The following table sets forth the contractual maturities (without any prepayment assumptions) of the Bank's mortgage-backed securities at June 30, 1997 at amortized cost.




                                                                                   DUE IN
                                                    ------------------------------------------------------------------
                                                    6 Months  6 Months  1 to 3   3 to 5    5 to 10  Over 10   Total at
                                                     or Less  to 1 Year  Years    Years     Years    Years    June 30,
                                                    --------  ---------  -----   ------    -------  --------  --------
                                                                                                                1997
                                                                                                                ----
       FIXED RATE:
       Federal Home Loan Mortgage Corporation . . .  $- - -    $- - -    $1,202    $1,220    $- - -  $  - - -   $ 2,422
       Federal National Mortgage Association. . . .   - - -     - - -       860     - - -     - - -     3,857     4,717
       Government National Mortgage Association . .   - - -     - - -     - - -     - - -     - - -       140       140
       Real Estate Mortgage Investment Conduit. . .   - - -     - - -    - - --    - - --     - - -     3,577     3,577
                                                     ------    ------   -------   -------   -------  --------   -------
           Total Fixed Rate . . . . . . . . . . . .   - - -     - - -     2,062     1,220     - - -     7,574    10,856
                                                     ------    ------   -------   -------   -------  --------   -------
       VARIABLE RATE:
       Resolution Trust Corporation . . . . . . . .   - - -     - - -     - - -     - - -     - - -       989       989
       Resolution Funding Mortgage Security . . . .   - - -     - - -     - - -     - - -     - - -     1,515     1,515
       Real Estate Mortgage Investment Conduit. . .   - - -     - - -     - - -     - - -     - - -    10,808    10,808
       Federal Home Loan Mortgage Corporation . . .   - - -     - - -     - - -     - - -     - - -     4,143     4,143
       Federal National Mortgage Association. . . .   - - -     - - -     - - -     - - -     - - -     2,259     2,259
                                                     ------    ------   -------   -------   -------  --------   -------
           Total Variable Rate. . . . . . . . . . .   - - -     - - -     - - -     - - -     - - -    19,714    19,714
                                                     ------    ------   -------   -------   -------  --------   -------
                 Total. . . . . . . . . . . . . . .  $- - -    $- - -    $2,062    $1,220    $- - -   $27,288 $  30,570
                                                     ------    ------   -------   -------   -------  --------   -------
                                                     ------    ------   -------   -------   -------  --------   -------

Based on historical experience, Home Federal believes that its mortgage-backed securities will be prepaid significantly in advance of the date of maturity as reflected in the table above. For information regarding prepayment assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations and Asset/Liability Management".

INVESTMENT ACTIVITIES

Home Federal is required under OTS regulation to maintain minimum levels of investments that qualify as liquid assets. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed by management adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 11.5%. See "- Regulation - Liquidity."

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

At June 30, 1997, the Company had $6.0 million in interest-bearing deposits, and investment securities totalled $41.8 million, or 7.4% of its total assets. As of such date, the Bank also had a $5.2 million investment in the stock of the FHLB of Des Moines in order to satisfy the FHLB of Des Moines' requirement for membership. It is the Bank's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues rated investment grade. At June 30, 1997, the average term to maturity or repricing of the investment securities portfolio was 0.58 years.

The following table sets forth the composition of the Company's and the Bank's investment portfolio at the dates indicated.



                                                                            June 30,
                                               --------------------------------------------------------------------
                                                       1997                   1996                    1995
                                                       ----                   ----                    ----
                                               Amortized   % of     Amortized       % of     Amortized       % of
                                                 Cost      Total      Cost          Total       Cost         Total
                                                 ----      -----      ----          -----       ----         -----
         Interest-bearing deposits. . . . .    $ 6,000     11.32%   $  - - -        - - -%   $  - - -        - - -%
                                               -------    ------    --------      -------    --------      -------
                                               -------    ------    --------      -------    --------      -------
         Investment securities:
           U.S. government securities . . .      7,019     13.24%     14,280        22.91%     23,561        29.02%
           Federal agency obligations . . .     21,428     40.41      36,086        57.89      48,147        59.30
           Federal Home Loan Bank . . . . .     11,999     22.63       - - -        - - -       - - -        - - -
           FHLMC preferred stock. . . . . .        500      0.94         508         0.81         500          .61
           FNMA common stock. . . . . . . .          8      0.02           8         0.01           8          .01
           Redwood Financial common stock .        462      0.87       - - -        - - -       - - -        - - -
           Tax Free Bonds . . . . . . . . .        385      0.73         565         0.91         565         0.69
           Corporate Bond . . . . . . . . .      - - -     - - -       6,222         9.99       5,324         6.56
                                               -------    ------    --------      -------    --------      -------
              Subtotal. . . . . . . . . . .     41,801     78.84      57,669        92.52      78,105        96.19
                                               -------    ------    --------      -------    --------      -------
         FHLB stock . . . . . . . . . . . .      5,222      9.84       4,665         7.48       3,091         3.81

           Total investment securities and
           FHLB stock . . . . . . . . . .      $53,023    100.00%    $62,334       100.00%    $81,196       100.00%
                                               -------    ------    --------      -------    --------      -------
                                               -------    ------    --------      -------    --------      -------
         Average remaining life or term to
         repricing, excluding FHLB stock,
         FHLMC Preferred Stock, Redwood
         Financial Common Stock . . . . . .            .58 years               1.46 years               2.01 years


    The composition and maturities of the investment securities portfolio, excluding FHLB of Des Moines stock, FNMA stock, FHLMC preferred stock, and Redwood Financial Stock are indicated in the following table.


                                                                 At June 30, 1997
                                        -------------------------------------------------------------------
                                     Less than 1   1 to 5      5 to 10      Over 10       Total Investment
                                       Year         Years       Years        Years          Securities
                                       Cost         Cost        Cost          Cost       Cost     Market Value
                                       ----         ----        ----          ----       ----     ------------
                                                               (Dollars in Thousands)
U.S. government securities . . . .     - - -     $  7,019       - - -        - - -      $7,019       $7,018
Federal agency obligations . . . .    10,000       23,427       - - -        - - -      33,427       33,286
Tax Free Bonds . . . . . . . . . .     - - -        - - -       - - -          385         385          403
                                      -------      -------      ------      -------     -------      -------
Total investment securities. . . .   $10,000      $30,446      $  ---       $  385     $40,831      $40,707
                                      -------      -------      ------      -------     -------      -------
                                      -------      -------      ------      -------     -------      -------

Weighted average yield . . . . . .      5.14%        6.09%       0.00%        6.50%       5.86%
                                      -------      -------      ------      -------     -------      -------
                                      -------      -------      ------      -------     -------      -------




    The Company's investment securities portfolio at June 30, 1997 contained no tax-exempt securities in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government or its agencies. The Company's investment securities portfolio also contained no non-investment grade or other corporate debt securities (i.e., "junk bonds"). In addition, the Company does not invest in derivatives as defined by SFAS #119.

    Home Federal's investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by Home Federal officers must be within specified limits and approved in advance by the Board of Directors for transactions over certain limits. At the present time, Home Federal does not have any investments that are held for trading purposes. At June 30, 1997, the Company has $46.9 million of securities available for sale, including FHLB stock of $5.2 million. See "Note 2 in the Notes to Consolidated Financial Statements".

    SOURCES OF FUNDS

    GENERAL. The Bank's primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities), and, to a lesser extent, sales of mortgage loans, sales or maturities of investment securities, mortgage-backed securities, and short term investments.

    Borrowings, presently all from the FHLB of Des Moines, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities. The Bank in recent years has not relied on outside borrowings other than FHLB borrowings. The availability of funds from loan sales is influenced by general interest rates.

    DEPOSITS. Home Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of statement savings accounts, NOW and checking accounts, money market and certificate accounts ranging in terms from 30 days to five years. The Bank's deposit products also include IRA certificates and Keogh plan retirement certificates. The Bank only solicits deposits from its market area and does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits.

    The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

    The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its statement savings, money market, NOW and checking accounts are stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Company as of the dates indicated.



                                                                               At June 30,
                                                 ------------------------------------------------------------------------
                                                          1997                    1996                     1995
                                                 -----------------------   ---------------------    ---------------------
                                                              Percent of              Percent of                Percent of
                                                  Amount         Total     Amount        Total      Amount        Total
                                                  ------         -----     ------        -----      ------        -----
                                                                          (Dollars in Thousands)
TRANSACTION ACCOUNTS:
Savings Accounts weighted average rates
of 2.02%, 2.44%and 2.48% at June 30,
1997, 1996 and 1995                              $ 28,968        6.93%    $ 31,445        7.90%    $ 31,002        7.74%
NOW Accounts weighted average rates
of 1.51%, 1.44% and 1.78% at June 30,
1997, 1996 and 1995. . . . . . . . . . . . . .     26,924        6.44       22,030        5.53       21,545        5.38
Non-interest bearing Accounts. . . . . . . . .     18,663        4.46       11,293        2.84        5,045        1.25
Money Market Accounts weighted average
rates of 4.03%, 2.90% and 3.% at
June 30, 1997, 1996 and 1995 . . . . . . . . .     34,421        8.23       34,339        8.62       29,811        7.44
                                                 --------      ------     --------      ------     --------      ------

Total Transaction Accounts . . . . . . . . . .    108,976       26.06       99,107       24.89       87,403       21.81
                                                 --------      ------     --------      ------     --------      ------

CERTIFICATES OF DEPOSIT:

    0.00 - 3.99% . . . . . . . . . . . . . . .        322        0.08          191        0.01          259         .06
    4.00 - 4.99% . . . . . . . . . . . . . . .      6,230        1.49       28,524        7.16       30,542        7.62
    5.00 - 5.99% . . . . . . . . . . . . . . .    175,399       41.94      152,678       38.35       84,108       20.99
    6.00 - 6.99% . . . . . . . . . . . . . . .    100,314       23.99       86,363       21.69      120,661       30.11
    7.00 - 7.99% . . . . . . . . . . . . . . .     25,819        6.17       29,551        7.42       69,478       17.34
    8.00 - 8.99% . . . . . . . . . . . . . . .      1,114        0.27        1,747        0.44        7,659        1.91
    9.00% and greater. . . . . . . . . . . . .         12        0.00            5        0.01          565         .14
                                                 --------      ------     --------      ------     --------      ------

Total Certificates of Deposit. . . . . . . . .    309,210       73.94      299,059       75.11      313,272       78.19
                                                 --------      ------     --------      ------     --------      ------
Total Deposits . . . . . . . . . . . . . . . .   $418,186      100.00%    $398,166      100.00%    $400,675      100.00%
                                                 --------      ------     --------      ------     --------      ------
                                                 --------      ------     --------      ------     --------      ------

The following table sets forth the savings flows at the Company during the periods indicated. Net increase (decrease) refers to the amount of deposits during a period less the amount of withdrawals during the period. The net withdrawals (before interest credited) during the years ended June 30, 1997, 1996, and 1995 reflect management's strategy of pricing deposits to control the Bank's cost of funds. The Bank generally prices its deposits to remain competitive with other financial institutions, but does not necessarily seek to match the highest rates paid by competing institutions in its market area. Deposit flows at savings associations, however, may also be influenced by external factors such as governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts.


                                                  Year Ended June 30,
                                      -----------------------------------------
                                           1997          1996           1995
                                           ----          ----           ----
                                                (Dollars in Thousands)

         Opening balance . . . . . .    $398,166       $400,675       $392,415

         Net (withdrawals) . . . . .       (763)       (23,188)       (11,642)

         Interest credited . . . . .      20,783         20,679         19,902
                                        --------       --------       --------

         Ending balance  . . . . . .    $418,186       $398,166       $400,675
                                        --------       --------       --------
                                        --------       --------       --------

         Net increase (decrease) . .     $20,020       ($2,509)         $8,260
                                        --------       --------       --------
                                        --------       --------       --------

         Percent increase
           (decrease). . . . . . . .       5.03%        (0.63%)          2.11%
                                        --------       --------       --------
                                        --------       --------       --------


The following table shows rate and repricing information for the Company's certificates of deposit as of June 30, 1997.

                        0.00-        4.00-       5.00-        6.00-       7.00%        8.00%       9.00%                  Percent
                        3.99%        4.99%       5.99%        6.99%       7.99%        8.99%    or Greater     Total      of Total
                        -----        -----       -----        -----       -----        -----    ----------     -----      --------
                                                                 (Dollars in Thousands)
  CERTIFICATES OF DEPOSIT
  MATURING IN QUARTER
  ENDING:
  September 30, 1997.   $  63       $2,522    $ 48,806     $  9,092     $   767       $   34       $   3      $61,287       19.82%
  December 31, 1997 .      45           26      32,371        4,150         352           14           4       36,962       11.95
  March 31, 1998. . .      14        1,375      21,503        7,006          11          126       - - -       30,035        9.71
  June 30, 1998 . . .   - - -        1,140      20,447       14,243         922           97       - - -       36,849       11.92
  September 30, 1998.      29        1,140      22,996       14,243         922           97       - - -       39,427       12.75
  December 31, 1998 .     113            7       3,887       14,939         633          220           2       19,801        6.40
  March 31, 1999. . .       9           19       7,180        3,820       6,247          189           3       17,467        5.65
  June 30, 1999 . . .   - - -        - - -       6,519        9,277      11,802           23       - - -       27,621        8.93
  September 30, 1999.   - - -        - - -       2,618        9,227       1,345           60       - - -       13,250        4.29
  December 31, 1999 .   - - -        - - -       3,373        7,602       1,746           54       - - -       12,775        4.13
  March 31, 2000. . .      49        - - -       1,615        4,151         710           93       - - -        6,618        2.14
  June 30, 2000 . . .   - - -        - - -         346          508         316        - - -       - - -        1,170        0.38
  Thereafter. . . . .   - - -            1       3,738        2,056          46          107       - - -        5,948        1.92
                        -----       ------    --------     --------     -------       ------       -----     --------      ------

  Total   . . . . . .    $322       $6,230    $175,399     $100,314     $25,819       $1,114       $  12     $309,210      100.00%
                        -----       ------    --------     --------     -------       ------       -----     --------      ------
                        -----       ------    --------     --------     -------       ------       -----     --------      ------

  Percent of Total. .    0.10%        2.01%      56.74%       32.44%       8.35%        0.36%       0.00%      100.00%
                        -----       ------    --------     --------     -------       ------       -----     --------
                        -----       ------    --------     --------     -------       ------       -----     --------



The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.


                                                                          Maturity
                                         --------------------------------------------------------------------
                                                                Over                Over
                                         3 Months              3 to 6             6 to 12             Over
                                         or Less               Months              Months           12 Months               Total
                                         -------               ------              ------           ---------               -----
                                                                          (Dollars in Thousands)
Certificates of deposit less than
$100,000 . . . . . . . . . .              $46,096             $26,797             $43,890            $124,705            $241,488

Certificates of deposit of
$100,000 or more . . . . . .                2,329               3,932              19,568              11,379              37,208

Public funds(1)  . . . . . .               12,862               6,233               3,426               7,993              30,514
                                           ------               -----               -----               -----              ------

Total certificates of deposit             $61,287             $36,962             $66,884            $144,077            $309,210
                                          -------             -------             -------            --------            --------
                                          -------             -------             -------            --------            --------

 --------------------
(1) Includes certificates of deposit of $100,000 or more from governmental and other public entities.


The Bank solicits certificates of deposit of $100,000 or greater ("jumbo certificates") from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 7 of Notes to Consolidated Financial Statements. In July 1997, the Bank received deposits of approximately $36,000 from a local governmental entity which requires a pledge of collateral of 110% of deposits. The Bank subsequently pledged debt and mortgage-backed securities to meet this requirement.

BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

Home Federal's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain of its mortgage loans and mortgage-backed securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1997, the Bank's FHLB advances totalled $74.2 million, representing 14.6% of total liabilities.

The following table sets forth the maximum month-end balances and average balances of FHLB advances and other borrowings at the dates indicated.



                                         YEAR ENDED JUNE 30,
                                       ------------------------
                                       1997      1996      1995
                                       ----      ----      ----
                                        (Dollars in Thousands)
         MAXIMUM BALANCE:
         FHLB advances . . . . . .   $87,516   $97,996   $86,286
         Other borrowings. . . . .       600       600       600

         AVERAGE BALANCE:
         FHLB advances . . . . . .   $77,629   $86,851   $75,215
         Other borrowings. . . . .       562       600       600

The following table sets forth certain information as to the Bank's FHLB advances and other borrowings at the dates indicated.

                                         Year Ended June 30,
                                      --------------------------
                                       1997      1996       1995
                                       ----      ----       ----
                                         (Dollars in Thousands)

         FHLB advances . . . . . .  $ 74,219   $ 89,523  $ 73,095
         Other borrowings. . . . .       524        600       600
                                    --------   --------  --------
         Total borrowings. . . . .  $ 74,743   $ 90,123  $ 73,695
                                    --------   --------  --------
                                    --------   --------  --------

         Weighted average interest
         rate of FHLB advances . .     5.69%      5.59%     5.73%

SUBSIDIARY ACTIVITIES

As a federally chartered thrift institution, Home Federal is permitted by OTS regulations to invest up to 2% of its assets, or $11.2 million at June 30, 1997, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Home Federal's investment in and loans to its service corporations was approximately $278,000. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

Home Federal has three service corporations, Hometown Insurors, Inc. ("Hometown"), Mid-America Service Corporation ("Mid-America") and PMD, Inc. ("PMD").

Hometown, located in Sioux Falls, South Dakota, provides a full line of insurance products to customers of Home Federal and members of the general public in Home Federal's market area. Insurance products offered by Hometown include annuities and life, credit life, health, homeowners, and auto insurance and, to a lesser extent, certain commercial-related insurance products. Home Federal's investment in Hometown was approximately $118,000 at June 30, 1997. Hometown had a loss before tax of $33,000 for the 1997 fiscal year.

Mid-America, is an appraisal company located in Sioux Falls, South Dakota, that provides appraisal services to Home Federal and other lenders in the Bank's market area. At June 30, 1997, the Bank had a $159,000 investment in Mid-America. Mid-America had income before tax of $13,000 for the 1997 fiscal year.

PMD, located in Sioux Falls, South Dakota is engaged in the business of buying, selling and managing repossessed real estate properties. At June 30, 1997, the Bank had a $1,000 investment in PMD. PMD had no activity during fiscal year 1997.

In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of the membership interest of this entity. HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide. At June 30, 1997, the Company had a $60,000 investment in HF Card Services. HF Card Services had net income of $27,000 for the 1997 fiscal year.

COMPETITION

Home Federal faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Bank's market areas. Commercial banks and finance companies provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges and the types of loans it originates.

The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. There are approximately 33 financial institutions which compete for deposits in Minnehaha County. According to information contained in reports prepared by Sheshunoff Information Services, a publisher of thrift financial information, the Bank is the fourth largest financial institution based on total deposits in Minnehaha County, excluding Citibank. Management estimates that its deposit market share in Minnehaha County, where the majority of its deposits are located, is approximately 10%.

EMPLOYEES

At June 30, 1997, the Bank had a total of 269 employees including 22 employees of the Bank's service corporations. At June 30, the Mortgage Corp. had a total of 5 employees, including part-time employees.

The Bank's and Mortgage Corp's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

REGULATION

GENERAL. Home Federal is a federally chartered thrift institution, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Home Federal is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of Home Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations where deposits are federally insured.

The Bank is a member of the Savings Association Insurance Fund (the "SAIF") and the deposits of the Bank are insured by the FDIC. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document. The following discussion is intended to be a summary of the material statutes, regulations and policies applicable to savings associations and their holding companies, and it does not purport to be a comprehensive discussion.

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS. As an office of the Department of the Treasury, the OTS has extensive authority over the operations of federal savings associations, such as the Bank. Pursuant to this authority, Home Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last examination of the Bank by the OTS concluded on February 3, 1997. Examiners may require a federal savings association to provide for higher general or specific loan loss-reserves. Financial institutions in various regions of the United States have been called upon by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

ASSESSMENTS. The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. In addition, the general assessment, to be paid on a semi-annual basis, is computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations (unlike the Bank) that are classified as "troubled" are required to pay a 50% premium over the standard assessment. The Bank's OTS assessment (standard assessment) for the fiscal year ended June 30, 1997 was approximately $126,000.

ENFORCEMENT. The OTS also has extensive enforcement authority over all savings associations and their holding companies, including Home Federal and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the

OTS is required.

BUSINESS ACTIVITIES. The investment and lending authority of the Bank is prescribed by federal laws and regulations. The Bank is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of regulatory capital, except with approval of the OTS.
Home Federal is in compliance with each of these restrictions.

Under the Homeowners Loan Act ("HOLA"), savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus.
Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 1997, the Bank's lending limit under this restriction was $7.0 million. In addition, the Bank may provide purchase money financing for the sale of any asset without regard to the loans-to-one borrower limitation so long as no new funds are advanced and the Bank is not placed in a more detrimental position than if it had held the asset. Home Federal is in compliance with the loans-to-one-borrower limitation.

SAFETY AND SOUNDNESS STANDARDS. Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. The OTS and the federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

ACCOUNTING STANDARDS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires the OTS to establish accounting standards to be applicable to all savings associations for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate generally accepted accounting standards to the same degree as is prescribed by federal banking agencies for banks, or may be more stringent than such requirements.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. Home Federal is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

The Bank is a member of the Savings Association Insurance fund ("SAIF") and the deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). On September 30, 1996, Congress passed and President Clinton signed into law legislation to resolve the deposit insurance premium disparity. The banking package also included extensive regulatory relief for banks and thrifts. The banking package included a one-time special assessment on SAIF deposits to be imposed to bring the fund's reserve ratio to the statutory required 1.25 percent.
The assessment rate was 65.7 basis points on deposits as of March 31, 1995 resulting in an assessment of $2.6 million on the Bank's deposits as recorded of March 31, 1995 which was paid on November 29, 1996. In addition, the banking package includes the following items which will affect SAIF members:
(1) Pro-rata sharing of the Financing Corporation ("FICO") obligation among Bank Insurance Fund ("BIF) and SAIF members will begin by January 1, 2000. From 1997 through 1999, partial sharing will occur, with SAIF deposits assessed 6.44 basis points and BIF deposits 1.29 basis points (2) Through December 31, 1998, the assessment rate for SAIF deposits cannot be lower than the rate for BIF deposits (3) The FDIC is prohibited from setting the semi-annual assessment at a rate in excess of that needed to maintain or meet the required reserve ratio. Until the funds are merged, the FDIC is permitted to rebate or credit excess premiums to BIF members only (4) For a three- year period, the banking regulators are authorized to prevent SAIF insured institutions from "facilitating or encouraging" customers to shift their deposits to BlF-insured affiliates for the purpose of evading the SAIF premium (5) The BIF and SAIF insurance funds will merge to form the Deposit Insurance Fund on January 1, 1999, if there are no savings associations in existence on that date (6) Pro-rata FICO sharing will begin and the ban on deposit shifting will end on the earlier of January 1, 2000 or when the last savings association ceases to exist and (7) The Treasury Department was directed to report to Congress by March 31, 1997, with its recommendations on a common charter for banks and savings institutions. The decrease in the SAIF deposit assessment from 23 basis points to 6.44 basis points is a savings of approximately 72% to the Bank on an annual basis, exclusive of the one-time assessment, which will impact net income for the Bank and the Company on an ongoing basis in the future.

FDICIA also authorizes the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC adopted a transitional risk-based assessment system, effective January 1, 1993, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. The permanent system, adopted in June 1993 and effective January 1, 1994, continues the risk classification system established under the transitional rule. Under this system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

The financing corporations created by FIRREA and the Competitive Equality Banking Act of 1987 are also empowered to assess premiums on savings associations to help fund the liquidation or sale of troubled savings associations. Such premiums cannot, however, exceed the amount of SAIF assessments and are paid in lieu thereof.

The FDIC has proposed regulations that generally prohibit payments to directors, officers and employees contingent upon termination of their affiliation with an FDIC-insured institution or its holding company (i.e., "golden parachute payments") if the payment is received after or in contemplation of, among other things, insolvency, or a determination that the institution or holding company is in "troubled condition." Certain types of employee benefit plans are not subject to the prohibition. The proposed regulations would also generally prohibit certain indemnification payments for civil money penalties or other enforcement action. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or its effect on the Bank or the Company.
REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.
These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The capital regulations require tangible capital not less than 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related earnings on withdrawable accounts and deposits that qualify as core capital. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and other categories must be deducted from tangible capital. The OTS has proposed a rule which would limit the amount of purchased mortgage servicing rights, together with purchased credit card receivables, includable as tangible and core capital to 50% of such capital. No assurance can be given as to the final form of such regulation or the date of its effectiveness. At June 30, 1997, Home Federal had $1.1 million of unamortized loan servicing rights, none of which were required to be deducted from tangible capital.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers to solely as mortgage banking activities are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. All subsidiaries of the Bank are includable subsidiaries.

At June 30, 1997, the Bank had Tier I (Leverage) capital equal to $42.5 million, or 7.57% of adjusted total assets, which is $25.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, and up to 25% of other intangibles which meet certain separate salability and market valuation tests. At June 30, 1997, the Bank had $1.1 million in intangible assets which were subject to these tests. The amount of servicing rights includable as core capital is limited to 50% of such capital.

Effective December 31, 1990, national banks were required to maintain a ratio of core capital to adjusted total assets not less than 3%. Only those national banks that receive a composite rating of one (the highest rating) under the "CAMEL" rating system for commercial banks and that, in general, are considered strong banking organizations will qualify for the 3% requirement. All other national banks must maintain a core capital ratio of 3% plus an additional 100 to 200 basis points that would be established on a case-by-case basis. As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the MACRO rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 3% plus at least an additional 100 to 200 basis points. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital up to 100% of core capital. At June 30, 1997, Home Federal had no capital instruments that qualified as supplementary capital and $4.5 million of general loss reserves, which was in excess of 1.25% of risk-weighted assets by $40,000.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Home Federal had no such exclusions from capital and assets at June 30, 1997.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by the appropriate risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government, (ii) 20% for securities (other than equity securities) issued by U.S. Government sponsored agencies, high quality mortgage-backed securities and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC except for those classes with residual characteristics or stripped mortgaged-related securities, (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC, and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, repossessed and loans more than 90 days past due.

On June 30, 1997, the Bank had total capital of $47.0 million (including $42.5 million in core capital and $4.5 million in qualifying supplementary capital) and risk-weighted assets of $365.2 million (including $1.1 million in converted off-balance sheet assets), or total capital of 12.87% of risk-weighted assets. This amount was $17.8 million above the 8.0% requirement in effect on that date.

The following table sets forth Home Federal's compliance with its capital requirements at June 30, 1997.

                                                           PERCENT OF
                                                           APPLICABLE
                                  AMOUNT                    ASSETS(1)
                                  ------                   ----------
                                        (DOLLARS IN THOUSANDS)

GAAP capital. . . . . . . . . .   $42,254                       7.42%
                                  -------                       -----
                                  -------                       -----
Tier I (Leverage) capital . . .   $42,4957.57%
Required(3) . . . . . . . . . .    16,831                       3.00
                                  -------                       ----
Excess over requirement . . . .   $25,664                       4.57%
                                  -------                       -----
                                  -------                       -----

Risk based capital(4) . . . . .   $47,02112.87%
Required. . . . . . . . . . . .    29,224                       8.00
                                  -------                       ----
Excess over requirement . . . .   $17,7974.87%
                                  ------------
                                  ------------

---------------------

(1) Tier I (Leverage) capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets.

(2) The Bank's investment in its subsidiaries is included for purposes of calculating regulatory capital.

(3) The OTS is expected to adopt a core capital requirement for savings associations comparable to the requirement for national banks that became effective December 31, 1990. The OTS core capital requirement is anticipated to be at least 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and-soundness, with a 4% to 5% core capital requirement for all other thrifts. No prediction can be made as to the exact nature of any new OTS core capital regulation, or the date of its effectiveness, and the core capital requirement to be applicable to the Bank under such regulation.

(4) Includes qualifying supplementary capital of $4.5 million.

Under FDICIA all the Federal banking agencies, including the OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans.

The OTS has adopted a final rule which requires every savings association with more than normal interest rate risk to deduct from total capital an amount equal to 50% of its interest-rate risk exposure multiplied by the market value of its assets. This exposure is a measure of the potential decline in the market value of portfolio equity of a savings association greater than 2%, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline) affecting on- and off-balance sheet assets and liabilities. Given Home Federal's capital position, this rule is not expected to have a material impact on its financial condition or results of operations. The OTS has delayed implementation of this Rule as of June 30, 1997.

Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against any association that fails to meet its capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be subject to one or more of the additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate.

An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further restrictions on its activities in addition to those applicable to significantly undercapitalized associations. The FDIC must restrict the activities of a critically undercapitalized association and, among other things, prohibit any material transaction outside the ordinary course of business or engaging in certain transactions with affiliates, without the approval of the FDIC. The OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the association's operations or the appointment of a receiver or conservator or a forced merger into another institution. The grounds for appointment of a conservator or receiver include substantially insufficient capital and losses or likely losses that will deplete substantially all capital with no reasonable prospect for replenishment of capital without federal assistance.

If the OTS determines that an association is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice it is authorized to reclassify a well-capitalized association as an adequately capitalized association and if the association is adequately capitalized, to impose the restrictions applicable to an undercapitalized association.

The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's and the Company's operations and profitability and the value of the Company's Common Stock. The Company's shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company of those persons owning shares of the Company's Common Stock.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, and other transactions charged to the capital account. See "-Regulatory Capital Requirements".

Generally, Tier I associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination.

Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four-quarter period.

Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval written prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. The Bank is classified as a Tier I association.

As a subsidiary of the Company, the Bank will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings associations. Under the proposed regulations, the approval of the OTS would be required only for capital distributions by an association that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. A savings association would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a savings association holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings and would continue to be in troubled condition, has received either of the two highest composite supervisory ratings and would continue to be adequately capitalized after such distribution. Notice would have to be given to the OTS by any association that is held by a savings association holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings. An association's capital rating would be determined under the prompt corrective action regulations.

LIQUIDITY. All savings associations, including Home Federal, are required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United State Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 11.54% and a short-term liquid asset ratio of 4.21%.

ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with Generally Accepted Accounting Principles "GAAP". Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these rules.

The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

BRANCHING. Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See "QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

COMMUNITY REINVESTMENT. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Association received a "Satisfactory" CRA rating in its most recent examination.

In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas;
(b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. At June 30, 1997, the Bank met the test and has always met the test since its effectiveness.

Loans and mortgage-backed securities secured by domestic residential housing, FHLB stock, credit card loans, educational loans and certain small business loans as well as certain obligations of the FSLIC, the FDIC and certain other related entities may be included in qualifying thrift investments without limit. FHLMC and FNMA stock and certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included, in varying amounts, to the extent of 20% of portfolio assets.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

TRANSACTIONS WITH AFFILIATES. The Association's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, an affiliate of the Association is any company that controls the Association or any other company that is controlled by a company that controls the Association, excluding the Association's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissable for bank holding companies under Section 4(c) of the BHS Act and (b) from purchasing the securities of any affiliate other than a subsidiary.
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

The Association's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as those for loans to unaffiliated individuals.

REAL ESTATE LENDING STANDARDS. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is registered with and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

FEDERAL SECURITIES LAW. The stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $49.3 million. The amount of aggregate transaction accounts in excess of $49.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.4 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. At June 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, Home Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1997, Home Federal had $5.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.60% and were 7.05% for fiscal year 1997.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in Home Federal's capital.

For the fiscal year ended June 30, 1997, dividends paid by the FHLB of Des Moines to Home Federal totalled approximately $368,000, which constitute a $4,000 increase in the amount of dividends received in fiscal 1996. The $92,000 dividend received for the quarter ended June 30, 1997 reflects an annualized rate of 7.05% or 9.3% increase from the rate for the same period in fiscal 1996.

FEDERAL AND STATE TAXATION

During fiscal year 1997, the Small Business Job Protection Act of 1996 was signed into law which repealed the percentage of taxable income method of computing the bad debt deduction for savings institutions for tax years beginning after December 31, 1995. Beginning in fiscal year 1997, the Bank is required to recapture into income the excess of its June 30, 1996 loan loss reserves for "qualifying" and "nonqualifying" loans over its June 30, 1988 loan loss reserves for "qualifying" and "nonqualifying" loans. This excess which was $720 at June 30, 1997, is required to be recaptured ratably over a six year period. The onset of recapture can be delayed for one or two years if the Bank meets a residential loan originations requirement. To qualify for a deferral each year, the Bank will be required to lend as much in dollar terms on residential real estate as in the average of the most recent six years. The residential loan calculation does not include refinancings and home equity loans. At June 30, 1997, the Bank's recorded deferred tax liability of $245 provides for the recapture of the loan loss reserves.

In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997, the Bank's Excess for tax purposes totalled approximately $4.8 million.

The Company, the Bank and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through 1985. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiaries.

SOUTH DAKOTA TAXATION. The Bank is subject to the South Dakota franchise tax to the extent that such corporations are engaged in business in the state of South Dakota. South Dakota does not have a corporate income tax. The franchise tax will be imposed at a rate of 6% on franchise taxable income which is computed in the same manner as federal taxable income with some minor variations to comply with South Dakota law, other than the carryover of net operating losses which is not permitted under South Dakota law. A South Dakota return of franchise tax must be filed annually.

NEBRASKA TAXATION. The Mortgage Corp. is subject to the Nebraska Corporate Income tax to the extent that such corporations are engaged in business in the state of Nebraska. The Corporate Income tax is imposed at rates of 5.58% to 7.81% on corporate taxable income which is computed in the same manner as federal taxable income with some minor variations to comply with Nebraska law. A Nebraska return of Corporate Income tax must be filed annually.

DELAWARE TAXATION. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

EXECUTIVE OFFICERS OF THE COMPANY
The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank.

CURTIS L. HAGE - Mr. Hage, age 51, is Chairman, President and Chief Executive Officer of the Bank. He was elected Chairman of the Board of Directors of the Bank in September 1996 and has held the position of President and Chief Executive Officer of the Bank since February 1991. Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986. Since joining the Association in 1968, he served in various capacities prior to being elected Executive Vice President. Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

GENE F. UHER - Mr. Uher, age 50, is Executive Vice President/Chief Operations Officer, a position he has held since March 1997. He was employed as Executive Vice President for Packers Bank, Omaha, Nebraska from 1996 until joining Home Federal. Prior to that time, he was employed as Executive Vice President/Chief Operating Officer for

Conservative Savings Bank, F.S.B., Omaha, Nebraska from 1989 to 1996. Mr. Uher received his B.A. degree from Lincoln School of Commerce, Lincoln, Nebraska. He is a graduate of the School of Executive Development at University of Connecticut.

DONALD F. BERTSCH - Mr. Bertsch, age 58, is Senior Vice President/Chief Financial Officer, a position he has held since January 1991. Prior to joining Home Federal, Mr. Bertsch was employed for 27 years by First Bank System, a bank holding company located in Minneapolis, Minnesota, in a variety of management positions including Vice President/Administrative Services from 1984 to 1990.
He also served as Senior Vice President and Cashier of the National Bank of South Dakota from 1972 to 1979. Mr. Bertsch has over 33 years experience in the banking industry and is a graduate of the University of Wisconsin Graduate School of Banking and holds a Bachelor of Science from Northern State University.

MICHAEL R. BREIDENBACH - Mr. Breidenbach, age 50, is Senior Vice President/Retail Banking, a position he has held since October 1993. Mr. Breidenbach joined Home Federal in February 1992. Prior to that time, he was employed by the Resolution Trust Corporation from 1990 to February 1992 and by Metropolitan Federal Bank as Regional Sales Manager from 1979 to 1990. He is a graduate of the School for Executive Development at Arizona State University and holds a Bachelor of Science from Northern State University.

MARY F. HITZEMANN - Ms. Hitzemann, age 45, is Senior Vice President/Human Resources, a position she has held since October 1993. Ms. Hitzemann joined Home Federal in January 1993. Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992. Ms. Hitzemann received her B.A. degree from Augustana College.

JOHN B. "JACK" NEUROTH - Mr. Neuroth, age 62, is Senior Vice President/Senior Commercial Lending Officer, a position he has held since September 1996. Mr. Neuroth joined Home Federal in 1966. He is responsible for commercial real estate lending. Mr. Neuroth received his B.S. from the University of South Dakota.

JOHN E. ROERS - Mr. Roers, age 50, is Senior Vice President/Agricultural Lending, a position he has held since joining Home Federal on October 31, 1995. Prior to that time, he was employed as Agricultural Loan Officer and Department Manager for Western Bank, Sioux Falls (then First Bank) from June 1981 to October 1996 and for Western Bank, Marshall, Minnesota from February 1974 to May 1981. Mr. Roers received his Bachelor of Science and Masters of Science from North Dakota State University.

MARK S. SIVERTSON - Mr. Sivertson, age 39, is Senior Vice President/Trust Officer, a position he has held since July 1996. He joined Home Federal in February 1995 as Vice President/Trust Officer. Prior to joining Home Federal, Mr. Sivertson was Vice President and Trust Officer in charge of the Investment Management and Trust Department at Western Bank. He holds a law degree from the University of North Dakota and the Certified Trust Financial Advisor designation from the American Bankers Association.

MICHAEL H. ZIMMERMAN - Mr. Zimmerman, age 44, is Senior Vice President/Senior Retail Lending Officer, a position he has held since joining Home Federal in August 1996. Prior to that time, he was employed as Vice President/Mortgage Loan Manager for First Trust and Savings Bank, Cedar Rapids, Iowa from October 1995 to August 1996 and as Vice President/Eastern Regional Manager for Homeland Savings Bank FSB, Waterloo, Iowa from May 1995 to October 1995; and as Vice President/ Manager Real Estate Lending for Homeland Bank, N.A., Waterloo, Iowa from August 1992 to April 1995. Mr. Zimmerman received his B.A. from Dana College, Blair, Nebraska.

RICHARD H.C. BEVERLEY - Mr. Beverley, age 54, is Vice President/Sales, a position he has held since joining the Bank in June 1996. Prior to that time, he was employed by Hauge Associates, Inc. as Director of Sales from September 1993 to May 1996 and Sears Roebuck and Co. as Store General Manager - Empire Mall from May 1966 to June 1993. Mr. Beverley attended Bradley University, Peoria, Illinois.

CARTER V. BROTON - Mr. Broton, age 43, is Vice President/General Auditor, a position he has held since joining the Bank in February 1993. Prior to that time he was employed by Norwest Corporation as Professional Practices Manager of the Audit Department from 1990 to 1993, and by Citibank from 1983 to 1990. Mr. Broton received his

MBA degree from the University of South Dakota.

MICHAEL J. ECHOLS - Mr. Echols, age 53, is Vice President/Loan Service, a position he has held since joining the Bank in June 1996. Prior to that time he was employed by South Dakota Housing Development Authority as Executive Director from 1974 to 1996.

TED ELLINGER - Mr. Ellinger, age 49, is Vice President/Bank Coordinator. He joined Home Federal in July 1974 and was promoted to his present position in October 1993. Mr. Ellinger is responsible for the Brookings, Dell Rapids, Canton, Freeman, Lennox and Parker branches.

RANDY FINK - Mr. Fink, age 43, is Vice President/Construction Lending, a position he has held since October 1995. In January 1983, Mr. Fink joined Home Federal and in 1989 was promoted to Vice President/Single Family Lending.

IRA D. FRERICKS - Mr. Frericks, age 37, is Vice President/Controller of the Bank. He joined Home Federal in 1988 as an Internal Auditor and was promoted to Assistant Vice President/Internal Auditor in January 1990, Assistant Vice President/Controller in March 1991 and Vice President in January 1992. Prior to joining Home Federal, Mr. Frericks was employed by McGladrey & Pullen, a public accounting firm, from 1984 to 1988. He is a certified public accountant. Mr. Frericks received his B.S. Degree from the University of South Dakota and is a graduate of the University of Wisconsin Graduate School of Banking.

HUGH R. FULLERTON, JR. - Mr. Fullerton, age 48, is Vice President/Credit Card Services, a position he has held since joining the Bank in November 1996. Prior to that time, he was employed by First Premier as Vice President-Merchant Services from 1992 to 1996 and by Citibank as Senior Account Manager from 1986 to 1992. He was employed by US West as Director of Credit Services from 1971 to 1986. Mr. Fullerton received his BS and MBA degrees from the University of South Dakota.

JOANNE M. HAASE - Ms. Haase, age 34, is Vice President/Marketing, a position she has held since joining the Bank in August 1996. Prior to that time, she was employed by University of Sioux Falls as Director of Adult Learner Services from January 1992 to August 1996 and has a combined six years as Investment Executive and Residential Real Estate Appraiser. Ms. Haase received her MBA degree from University of Sioux Falls, Sioux Falls, South Dakota and BA from University of San Diego, San Diego, California.

DIANE HOVDA - Ms. Hovda, age 52, is Vice President/Private Banking, a position she has held since June of 1997. She joined Home Federal in May 1995 as Vice President/Bank Coordinator. Prior to that time, she was employed by Western Bank, Sioux Falls from 1974 to 1995, and for First National Bank and National Bank of South Dakota from 1966 to 1974.

KEITH HURLEY - Mr. Hurley, age 35, is Vice President/Bank Coordinator. He joined Home Federal in January 1989 and was promoted to his present position in October 1993. Mr. Hurley is responsible for the two Aberdeen banks, the Mobridge, Pierre, Redfield and the Winner banks.

SHARON MANUEL - Ms. Manuel, age 47, is Vice President/Electronic Banking. She joined Home Federal in April 1994. Ms. Manuel is responsible for managing technology-oriented projects such as automated telephone banking, debit card, bill payment services and home banking. Prior to joining Home Federal, she was employed by Citibank for 13 years.

GARY L. SMITH - Mr. Smith, age 43, is Vice President/Information Systems. He joined Home Federal in 1979 and was promoted to his present position in 1988.

NATALIE SOLBERG - Ms. Solberg, age 34, is Vice President/ Retail Support, a position she has held since 1997. She joined Home Federal in February 1994 and was promoted to Vice President/In-Touch Banking in October 1995. Prior to joining Home Federal, she was the Customer Service Manager and various other positions for Bank of New York from October 1989 to October 1993. She received her BS from Northern State University.

MARK SWENSON - Mr. Swenson, age 34, is Vice President/Bank Manager, a position he has held since joining Home Federal in May 1995. Prior to that time, he was employed as Managing Officer, Senior Personal Banking Officer, Marketing Specialist for Western Bank Northeast, Sioux Falls from 1986 to May 1996. Mr. Swenson received his BS from South Dakota State University and his MBA from the University of South Dakota.

KENT WIGG - Mr. Wigg, age 50, is Vice President/Personal Banking, a position he has held since joining Home Federal in September 1995. Prior to that time, he was employed by Western Bank, Sioux Falls (then First Bank) from August 1985 to September 1995. And for First National Bank, Sioux City, Iowa from May 1974 to August 1985. He received his BS from Iowa State University and his MBA from University of South Dakota. Additionally, he is a Graduate of Colorado School of Banking, a Certified Trust Specialist (CTS), a Certified Investment Specialist (CIS) and a Certified Financial Planner (CFS).

ITEM 2.  PROPERTIES

The Company and the Bank conduct their business at their main office located at 225 S. Main at llth, Sioux Falls, South Dakota 57102. The Bank also conducts business from 18 other retail banking locations located in its primary market area. The Mortgage Corp. conducts business in Omaha, Nebraska.

The Bank owns each of its offices, except for three offices that it leases. The Mortgage Corp. leases office space. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was $15.1 million. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company, Home Federal and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Home Federal and the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK LISTING

The Company's Common stock is traded under the symbol "HFFC" on the NASDAQ National Market System.

The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters of the two years ended June 30, 1997 and 1996. Quotations for such periods are as reported by NASDAQ for National Market System issues. On December 20, 1995, the Company declared a two-for-one stock split in the form of a stock dividend on one share of common stock for each one share outstanding, payable to shareholders of record on January 10, 1996. The quotations for the periods listed below have been retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock split for all periods presented.

                        FISCAL 1997       HIGH      LOW
                        ----------------------------------
                        1st Quarter       $16.00    $15.00
                        2nd Quarter       $17.50    $14.75
                        3rd Quarter       $20.50    $16.75

                        4th Quarter       $21.50    $18.75

                        FISCAL 1996       HIGH      LOW
                        ----------------------------------
                        1st Quarter       $16.88    $14.09
                        2nd Quarter       $15.44    $15.25
                        3rd Quarter       $16.75    $14.00
                        4th Quarter       $15.50    $13.25

As of September 15, the Company had 653 holders of record of its Common Stock.

The transfer agent for the Company's Common Stock is Chemical Bank, Bank Window Church Street Station, New York, NY, 10015-4000.

DIVIDENDS

HF Financial Corp. paid quarterly cash dividends of $0.09 per share throughout fiscal year 1997. In addition, HF Financial Corp. paid quarterly cash dividends of $0.825 throughout fiscal year 1996. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of HF Financial Corp., tax considerations, industry standards, economic conditions, general business practices and other factors the board of directors deems relevant. HF Financial Corp.'s ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Home Federal Savings Bank (the "Bank"), which are subject to federal and state regulations.

SALES OF UNREGISTERED STOCK
The Company has had no sales of unregistered stock within the last three fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth selected financial data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and results of Operations and Financial Conditions." The Company's selected financial statement and operations data for each of the years set forth below have been derived from financial statements which have been audited by McGladrey & Pullen LLP, independent public accountants.


                                                                                At  June 30,
                                                    --------------------------------------------------------------------
                                                      1997           1996           1995           1994           1993
                                                    --------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Selected Financial Statement Data:
Total assets                                       $562,114       $554,659       $535,682       $491,325       $482,541
Loan receivable, net                                440,019        413,143        360,007        306,306        279,350
Loans held for sale                                   3,483          7,280          4,139          2,042         25,679
Mortgage-backed securities                          - - - -        - - - -         83,384         74,894         62,254
Mortgage-backed securities available for sale        30,340         59,495        - - - -        - - - -        - - - -
Investment securities                               - - - -         - - --         28,932         74,737         68,623
Securities available or held for sale                46,940         41,168         33,402          6,459         14,009
Deposits                                            418,186        398,166        400,675        392,415        413,078
Advances from FHLB of Des Moines
 and other borrowings                                74,743         90,123         73,695         42,860         21,625
Stockholders' equity                                 52,974         51,263         48,354         46,022         40,735


                                                                                       Year Ended June 30,
                                                             ---------------------------------------------------------------------
                                                               1997           1996           1995           1994           1993
                                                             ---------------------------------------------------------------------
                                                                                     (Dollars in Thousands)
Selected Operations Data:
Interest and dividend income                                 $ 44,012       $ 43,465       $ 38,126       $ 36,692       $ 40,816
Interest expense                                               24,832         25,761         24,008         20,221         23,372
                                                             --------       --------       --------       --------       --------
 Net interest income                                           19,180         17,704         14,118         16,471         17,444
 Provision (recoveries) for losses on loans                       693            590           (515)           275          1,110
                                                             --------       --------       --------          -----         ------
 Net interest income after provision (recoveries)
  for losses on loans                                          18,487         17,114         14,633         16,196         16,334
Loan servicing income                                           1,150            689            754            564            526
Loan fees and service charges                                     946            791            586            879            699
Gain (loss) on mortgage-backed securities, and securities
 available or held for sale, net                                  150            500            164           (156)            55
Other non-interest income                                       4,226          3,668          2,626          2,879          1,937
Noninterest expense                                           (19,703)       (15,147)       (13,855)       (14,072)       (12,478)
                                                             --------       --------       --------       --------       --------
 Income before income taxes and cumulative
  effect of accounting changes                                  5,256          7,615          4,908          6,290          7,073
Income tax expense                                              1,582          2,893          1,803          2,465          2,333
                                                             --------       --------       --------       --------       --------
 Income before cumulative effect of
  accounting changes                                            3,674          4,722          3,105          3,825          4,740
Cumulative effect of accounting changes                       - - - -        - - - -             93          2,000          - - -
                                                             --------       --------       --------       --------       --------
 Net income                                                  $  3,674       $  4,722       $  3,198       $  5,825       $  4,740
                                                             --------       --------       --------       --------       --------
                                                             --------       --------       --------       --------       --------
Earnings per share: (4)
 Income before cumulative effect of
  accounting changes                                         $   1.19       $   1.49       $   0.99       $   1.23       $   1.53
 Cumulative effect of accounting changes                      - - - -        - - - -           0.03           0.64        - - - -
                                                             --------       --------       --------       --------       --------
 Net Income                                                  $   1.19       $   1.49       $   1.02       $   1.87       $   1.53
                                                             --------       --------       --------       --------       --------
                                                             --------       --------       --------       --------       --------

Dividends per share (5)                                      $   0.36        $  0.33       $   0.30       $   0.25       $   0.20
Dividends payout ratio                                          29.48%         21.41%         29.41%         13.40%         13.11%


                                                                                     Year Ended June 30,
                                                                    ----------------------------------------------
                                                                     1997      1996     1995       1994      1993
                                                                    ----------------------------------------------
                                                                                    (Dollars in Thousands)

Other Data:
Interest rate spread information:
 Average during period                                              3.24%     2.88%     2.40%     3.21%     3.49%
 End of period                                                      3.36      3.01      2.36      3.15      3.56
Net interest margin (1)                                             3.64      3.31      2.80      3.55      3.75
Average interest-earning assets to average
 interest-bearing liabilities                                       1.08      1.09      1.08      1.08      1.05
Equity to total assets (end of period)                              9.42      9.24      9.03      9.37      8.44
Equity-to-assets ratio (ratio of average equity
 to average total assets)                                           9.25      8.97      8.94      9.10      7.80
Nonperforming assets to total assets
 (end of period) (2)                                                0.33      0.41      0.57      0.89      1.29
Allowance for losses on loans to non-performing
 loans (end of period) (3)                                        361.50    200.15    141.08    163.74    144.49
Allowance for losses on loans to total loans
 (end of period)                                                    1.02      0.98      1.11      1.59      1.58
Nonperforming loans to total loans
 (end of period)(3)                                                 0.28      0.49      0.79      0.97      1.10
Other noninterest expense to average total assets                   3.55      2.71      2.64      2.89      2.54
Net interest income after provision (recoveries) for losses on
 loans to noninterest expense (end of period)                      93.83    112.99    105.62    115.09    130.90
Return on assets  (ratio of net income to average
 total assets)                                                      0.66      0.85      0.61      1.20      0.97
Return on equity (ratio of net income to average
 equity)                                                            7.17%     9.43%     6.81%    13.14%    12.37%
Number of full-service offices                                       19        19        18        16        16


1)  Net Interest income divided by average interest-earning assets.
2) Nonperforming assets include non-accruing loans, accruing loans delinquent more than 90 days and foreclosed assets.
3) Nonperforming loans include non-accruing loans and accruing loans delinquent more than 90 days.
4) Earnings per share are retroactively adjusted for the two-for-one stock split in the form of a stock dividend payable to shareholders of record on January 10, 1996.
5) Dividends per share are retroactively adjusted for the two-for-one stock split in the form of a stock dividend payable to shareholders of record on January 10, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

HF Financial Corp. ("Company") was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Bank") issued in the mutual to stock conversion of the Bank. The Company acquired all of the stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a new mortgage subsidiary as HomeFirst Mortgage Corp. ("Mortgage Corp."), which has assets of approximately $547,000 at June 30, 1997. In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of this entity. The activities of the Company itself have no significant impact on the results of operations on a consolidated basis. Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services and the Mortgage Corp.

Home Federal has been, and intends to continue to be, a financial institution that offers a variety of financial services to meet the needs of families in the communities it serves. The Bank has focused on serving families located in its market area, generally defined as eastern South Dakota and including the cities and the communities surrounding the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Canton, Parker, Lennox, Aberdeen, Mobridge, Brookings, Hartford and Redfield, South Dakota. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four- family residential, consumer, multi-family, commercial real estate, agricultural, construction and commercial business loans. The Bank's consumer loan portfolio includes, among other things, mobile home loans, automobile loans, home equity loans, credit card loans, loans secured by deposit accounts and student loans.

The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. Home Federal does not rely on any brokered deposits and does not hold any non-investment grade bonds (i.e. "junk bonds"). The Bank also receives loan servicing income on loans serviced for others. Home Federal, through its wholly-owned subsidiaries, offers annuities, credit-life, health, life, hazard and other insurance products and appraisal services.

HomeFirst Mortgage Corp. is a South Dakota Corporation with an office in Omaha, Nebraska. The Mortgage Corp. is a mortgage banking operation that originates one-to-four family residential loans which are sold into the secondary market and to the Bank. The Company will cease operation of HomeFirst Mortgage Corp. during the first quarter of fiscal 1998.

HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide. The target market for HF Card Services is sub-prime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional card issuers.

The Company's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed securities and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets. To better insulate itself from such risk, the Company has, over the last few years, attempted to increase both numerically and on a percentage basis its holding of consumer and commercial loans. The Company has also decreased its ratio of fixed-rate to adjustable-rate loans. The Company's net income is also affected by, among other things, gains and losses on sales of foreclosed property, loans, mortgage-backed securities and securities available for sale, provisions for loan losses, service charge fees, subsidiary activities, operating expenses and income taxes.

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


FINANCIAL CONDITION DATA

At June 30, 1997, the Company had total assets of $562.1 million, an increase of $7.5 million from the level at June 30, 1996. The increase in assets was due primarily to an increase in loans receivable of $26.9 million, in cash and cash equivalents of $6.8 million and in securities available for sale of $5.8 million. The increase in loans receivable, cash and cash equivalents and securities available for sale was funded primarily by a decrease in mortgage-backed securities of $29.2 million and an increase in deposits of $20.0 million from the levels at June 30, 1996. The remaining excess funds received from the mortgage-backed securities and deposits were used to paydown advances from Federal Home Loan Bank and other borrowings by $15.4 million from levels at June 30, 1996. In addition, stockholders' equity increased from $51.3 million at June 30, 1996 to $53.0 million at June 30, 1997, primarily due to net income of $3.7 million and the change in the net unrealized loss on securities available for sale of $400,000, which was offset by the payment of cash dividends of $1.1 million to the Company's stockholders and treasury stock purchases of $1.6 million.

The increase in loans receivable of $26.9 million was due primarily to originations exceeding amortizations and prepayments of principal. Loans held for sale include loans receivable that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rate, changes in prepayment risk or other similar factors.

The decrease in mortgage-backed securities of $29.2 million was primarily the result of sales of $12.2 million and amortizations and prepayments of principal exceeding purchases. The Bank had no purchases of mortgage-backed securities in fiscal year 1997. The Bank's sales of mortgage-backed securities were for liquidity management.

The increase in securities available for sale of $5.8 million from the level at June 30, 1996 is primarily due to purchases of $20.0 million exceeding sales and maturities of securities available for sale of $15.1 million during the year ended June 30, 1997.

The $20.0 million increase in deposits was primarily due to an increase in checking accounts of $12.3 million and an increase in certificates of deposit of $10.2 million which were offset by a decrease in savings accounts of $2.5 million.

Advances from the FHLB and other borrowings decreased $15.4 million for the year ended June 30, 1997 primarily due to the Company obtaining $34.0 million of advances and borrowings for liquidity management and to fund loans. These advances were offset by the payment of $49.4 million on advances and other borrowings during the year ended June 30, 1997.

ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of non-accruing loans. The yields and costs for the years ended June 30, 1997, 1996 and 1995 include fees which are considered adjustments to yield.



                                                                       Year Ended June 30,
                                        --------------------------------------------------------------------------------------
                                                         1997                                          1996
                                        --------------------------------------------------------------------------------------
                                           Average      Interest                       Average        Interest
                                         Outstanding      Earned/        Yield/      Outstanding        Earned/       Yield/
                                           Balance        Paid           Rate          Balance          Paid          Rate
                                         --------        --------       --------      --------        --------      --------
                                                                     (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                   $437,230       $ 38,596          8.83%       $404,622       $ 35,628          8.81%
  Mortgage-backed securities               41,119          2,668          6.49%         74,853          4,918          6.57%
  Other investment securities (2)          42,953          2,380          5.54%         49,859          2,555          5.12%
  FHLB stock                                5,222            368          7.05%          5,051            364          7.21%
                                         --------       --------       --------       --------       --------       --------

Total interest-earning assets            $526,524       $ 44,012          8.36%       $534,385       $ 43,465          8.13%
                                                        --------       --------                      --------       --------
  Non-interest earning assets.             27,762                                       24,054
                                         --------                                     --------
Total assets                             $554,286                                     $558,439
                                         --------                                     --------
                                         --------                                     --------

Interest-bearing liabilities:
Deposits:
  Now and money market accounts          $ 71,323       $  1,794          2.52%      $  61,466       $  1,646          2.68%
  Savings accounts                         30,227            626          2.07%         33,140            699          2.11%
  Certificates of deposit                 306,085         17,969          5.87%        307,586         18,370          5.97%
                                         --------       --------       --------       --------       --------       --------
    Total deposits                       $407,635       $ 20,389          5.00%       $402,192       $ 20,715          5.15%
FHLB Advances & other borrowings           77,644          4,443          5.72%         88,129          5,046          5.73%
                                         --------       --------       --------       --------       --------       --------

Total interest-bearing liabilities       $485,279       $ 24,832          5.12%       $490,321       $ 25,761          5.25%
                                                        --------       --------                      --------       --------
  Other liabilities                        17,740                                       18,021
                                         --------                                     --------
Total liabilities                         503,019                                      508,342
  Equity                                   51,267                                       50,097
                                         --------                                     --------
Total liabilities and equity             $554,286                                     $558,439
                                         --------                                     --------
                                         --------                                     --------

Net interest income; interest rate spread
                                                        $ 19,180          3.24%                      $ 17,704          2.88%
                                                        --------       --------                      --------       --------

Net interest margin (3)                                                   3.64%                                        3.31%
                                                                       --------                                     --------
                                                                       --------                                     --------




                                                   Year Ended June 30,
                                        ----------------------------------------
                                                          1995
                                        ----------------------------------------
                                           Average      Interest
                                         Outstanding     Earned/         Yield/
                                           Balance        Paid           Rate
                                         --------        --------       --------
                                                 (Dollars in Thousands)

Interest-earning assets:
  Loans receivable (1)                   $343,679       $ 28,728          8.36%
  Mortgage-backed securities               83,277          5,097          6.12%
  Other investment securities (2)          73,044          3,995          5.47%
  FHLB stock                                3,993            306          7.66%
                                         --------       --------       --------

Total interest-earning assets            $503,993       $ 38,126          7.56%
                                                        --------       --------
  Non-interest earning assets.             21,383
                                         --------
Total assets                             $525,376
                                         --------
                                         --------

Interest-bearing liabilities:
Deposits:
  Now and money market accounts          $ 56,816       $  1,579          2.78%
  Savings accounts                         32,094            760          2.37%
  Certificates of deposit                 299,385         17,342          5.79%
                                         --------       --------       --------
    Total deposits                       $388,295       $ 19,681          5.07%
FHLB Advances & other borrowings           76,604          4,327          5.65%
                                         --------       --------       --------

Total interest-bearing liabilities       $464,899       $ 24,008          5.16%
                                                        --------       --------
  Other liabilities                        13,521
                                         --------
Total liabilities                        $478,420
  Equity                                   46,956
                                         --------
Total liabilities and equity             $525,376
                                         --------
                                         --------

Net interest income; interest rate spread
                                                        $ 14,118          2.40%
                                                        --------       --------

Net interest margin (3)                                                   2.80%
                                                                       --------
                                                                       --------



--------------------------------------------------------------------------------

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



                                                Year Ended June 30,                       Year Ended June 30,
                                     ------------------------------------------------------------------------------------
                                                   1997 vs 1996                               1996 vs 1995
                                     ------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)

                                     Increase                                     Increase
                                     (Decrease)                    Total          (Decrease)                     Total
                                      Due to        Due to        Increase         Due to        Due to         Increase
                                      Volume         Rate         (Decrease)       Volume         Rate         (Decrease)
                                     -------        -------        -------        -------        -------        -------
Interest-earning assets:
  Loans receivable (1)               $ 2,878        $    90        $ 2,968        $ 5,366        $ 1,534        $ 6,900
  Mortgage-backed securities          (2,189)           (61)        (2,250)          (553)           374           (179)
  Other investment securities (2)       (383)           208           (175)        (1,188)          (252)        (1,440)
  FHLB stock                              12             (8)             4             76            (18)            58
                                     -------        -------        -------        -------        -------        -------

Total interest-earning assets        $   318        $   229        $   547        $ 3,701        $ 1,638        $ 5,339
                                     -------        -------        -------        -------        -------        -------
                                     -------        -------        -------        -------        -------        -------

Interest-bearing liabilities:
Deposits:
  Now and money markets              $   159        $   (11)       $   148        $   125        $   (58)       $    67
  Savings accounts                       (60)           (13)           (73)            22            (83)           (61)
  Certificates of deposit                (88)          (313)          (401)           490            538          1,028
                                     -------        -------        -------        -------        -------        -------
   Total Deposits                         11           (337)          (326)           637            397          1,034
                                     -------        -------        -------        -------        -------        -------
FHLB Advances and other borrowings      (600)            (3)          (603)           660             59            719
                                     -------        -------        -------        -------        -------        -------

Total Interest-bearing liabilities   $  (589)       $  (329)       $  (929)       $ 1,297        $   456        $ 1,753
                                     -------        -------        -------        -------        -------        -------
                                     -------        -------        -------        -------        -------        -------


Net interest income increase

                                                                   $ 1,476                                      $ 3,586
                                                                   -------                                      -------
                                                                   -------                                      -------


--------------------------------------------------------------------------------
(1)  Includes interest on loans past due 90 days or more
(2)  Includes primarily U. S. Government Securities

The following table presents the yields received on loans, investments, and other interest-earning assets, the rates paid on savings deposits and borrowings and the resultant rate spreads at the dates indicated.

                                                At June 30,
                                          --------------------------
                                          1997      1996     1995
                                          --------------------------

Weighted average yield on:
Loans receivable                           8.85%     8.53%   8.47%
Mortgage-backed securities                 6.32      6.32    6.61
Other investment securities (1)            5.82      5.40    5.55
FHLB stock                                 6.75      7.00    7.96

Combined weighted average yield on
 Interest-earning assets                   8.45      8.04    7.81


Weighted average rate paid on:
Deposits                                   4.99      4.92    5.33
FHLB advances                              5.69      5.53    6.03

Combined weighted average rate paid on
 interest-bearing liabilities              5.09      5.03    5.45

Spread                                     3.36%     3.01%   2.36%


(1) Includes primarily U.S. government and agency securities



ASSET QUALITY

In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a monthly basis to identify loss potential and determine the adequacy of the allowance for loan losses. The following table sets forth the amounts and categories of the Bank's nonperforming assets for the periods indicated.



                                                                              At June 30,
                                                              --------------------------------------
                                                                 1997           1996        1995
                                                              --------------------------------------
                                                                          (Dollars in Thousands)

Total Nonaccruing loans                                      $  1,252       $  2,063       $  2,711
Total accruing loans delinquent more than 90 days (1)         - - - -        - - - -            152
Total foreclosed assets                                           593            228            203
                                                             --------       --------       --------
Total nonperforming assets                                   $  1,845       $  2,291       $  3,066
                                                             --------       --------       --------
                                                             --------       --------       --------

Ratio of nonperforming assets to total assets                   0.33%          0.41%          0.57%
                                                             --------       --------       --------
                                                             --------       --------       --------

Ratio of nonperforming loans to total loans (2)                 0.28%          0.49%          0.79%
                                                             --------       --------       --------
                                                             --------       --------       --------


--------------------------------------------------------------------------------

(1) During fiscal year 1996, the Company changed its policy to provide that when a loan becomes 90 days delinquent the loan will be placed on a nonaccrual status.

(2) Nonperforming loans includes nonaccruing loans and loans delinquent more than 90 days.

As of June 30, 1996, when a loan becomes 90 days delinquent, the Bank places the loan on a non-accrual status and, as a result, accrued interest income on the loan is taken out of income. Future interest income is recognized on a cash basis. The loan will remain on a nonaccrual status until the borrower has brought the loan current.

Nonperforming assets decreased to $1.8 million at June 30, 1997 from $2.3 million at June 30, 1996, a decrease of $446,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.33% at June 30, 1997 from 0.41% at June 30, 1996.

Nonaccruing loans decreased to $1.3 million at June 30, 1997 from $2.1 million at June 30, 1996, a decrease of $811,000. Included in nonaccruing loans at June 30, 1997 were 15 loans totaling $618,000 secured by one- to four-family real estate, one loan in the amount of $154,000 secured by commercial real estate, five mobile home loans totaling $52,000, and thirty-eight consumer loans totaling $428,000. For the year ended June 30, 1997, gross interest income of $266,000 would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms. Gross interest income of $178,000 was recognized as income on loans accounted for on a nonaccrual basis.

Foreclosed assets increased to $593,000 at June 30, 1997 from $228,000 at June 30, 1996, an increase of $365,000.

At June 30, 1997, the Bank had approximately $8.1 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for loan losses. The allowance for loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the June 30, 1997 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at June 30, 1997 will be adequate in the future.

The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.


                                                                                 Year Ended June 30,
                                                                       ---------------------------------------
                                                                           1997          1996           1995
                                                                       ---------------------------------------
                                                                               (Dollars In Thousands)
Balance at beginning of period                                         $  4,129       $  4,039       $  4,899
Total Charge-offs                                                        (1,121)          (850)          (963)
Total Recoveries                                                            825            350            618
                                                                       ---------      ---------      ---------
Net (Charge-offs)                                                          (296)          (500)          (345)
Additions (recoveries) charged to operations                                693            590           (515)
                                                                       ---------      ---------      ---------

Balance at end of period                                               $  4,526       $  4,129       $  4,039
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------

Ratio of net (charge-offs) during the period to average loans
 outstanding during the period                                            (0.07)%        (0.12)%        (0.10)%
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------

Ratio of allowance for loan losses to total loans at end of period         1.02%          0.98%          1.11%
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------

Ratio of allowance for loan losses to nonperforming loans at end of
 period                                                                  361.50%        200.15%        141.08%
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------



The allowance for loan losses was $4.5 million at June 30, 1997 as compared to $4.1 million at June 30, 1996. The ratio of the allowance for loan losses to total loans was 1.02% at June 30, 1997 and 0.98% at June 30, 1996. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Bank will continue to monitor its allowance for loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The allowance for loan losses is maintained at a level which is considered by management to be adequate to absorb loan losses on existing loans that may become uncollectible, based on an evaluation of the collectability of loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. During fiscal 1995, the Company had recoveries of prior provisions of $515,000 which are not expected to occur in the future.

COMPARISON OF THE YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

GENERAL. The Company's net income decreased $1.0 million from $4.7 million for the year ended June 30, 1996 to $3.7 million for the year ended June 30, 1997. As discussed in more detail below, this decrease was due primarily to the increase in noninterest expense of $4.6 million (including the $2.6 million SAIF assessment discussed below under the heading "Noninterest Expense" section) and an increase in the provision for loan losses of $103,000 which were partially offset by an increase in net interest income of $1.4 million, an increase in noninterest income of $824,000 and a decrease in income tax expense of $1.3 million.

INTEREST INCOME. Interest income increased $547,000 from $43.5 million for the year ended June 30, 1996 to $44.0 million for the year ended June 30, 1997.
This increase was primarily due to an increase in interest earned on loans. The average yield on loans increased from 8.81% to 8.83% while the average balance of loans increased $32.6 million during this period due to originations and purchases exceeding amortizations, prepayments and sales during the year ended June 30, 1997. The increase in interest earned on loans was partially offset by a decrease in interest earned on mortgage-backed securities and investment securities primarily due to a decrease in the average balances of $33.7 million and $6.9 million, respectively from the prior fiscal year.

INTEREST EXPENSE. Interest expense decreased $929,000 from $25.8 million for the year ended June 30, 1996 to $24.8 million for the year ended June 30, 1997. This decrease was largely attributable to a decrease in average rates paid on deposits and a decrease in the average balance of FHLB Advances. The average rates on deposits decreased from 5.15% for the year ended June 30, 1996 to 5.00% for the year ended June 30, 1997. The average balance of FHLB Advances decreased $10.5 million for the year ended June 30, 1997 as compared to the prior fiscal year. These decreases were partially offset by an increase in the average balance of deposits of $5.4 million for the year ended June 30, 1997 as compared to the same period in the prior fiscal year.

NET INTEREST MARGIN. The Company's net interest margin for the year ended June 30, 1997 as compared to June 30, 1996 increased 33 basis points to 3.64%. As discussed above, the yields on interest-earning assets increased and the rates paid on interest-bearing liabilities decreased, resulting in an increase in net interest margin. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

PROVISION FOR LOSSES ON LOANS. The allowance for loan losses is maintained at a level which is considered by management to be adequate to absorb loan losses on existing loans that may become uncollectible, based on an evaluation of the collectability of loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for possible loan losses is established through a provision for loan losses charged to expense.

During the year ended June 30, 1997, the Company recorded a provision for losses on loans of $693,000 as compared to $590,000 for the year ended June 30, 1996. The provision for loan losses of $693,000 for the year ended June 30, 1997 compared to the same period in fiscal 1996 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

The allowance for loan losses at June 30, 1997 was $4.5 million. The allowance increased $397,000 from the June 30, 1996 balance primarily as a result of the provision for loan losses of $693,000 exceeding net charge-offs of $296,000. The ratio of allowance for loan losses to nonperforming loans at June 30, 1997 was 361.50% compared to 200.15% at June 30, 1996. The allowance for loan losses loans to total loans at June 30, 1997 was 1.02% compared to 0.98% at June 30, 1996. The Bank's management believes that the June 30, 1997 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

NONINTEREST INCOME. Noninterest income was $6.5 million for the year ended June 30, 1997 as compared to $5.6 million for the year ended June 30, 1996, an increase of $824,000.

Loan servicing income increased $461,000 for the year ended June 30, 1997 as compared to the same period in fiscal 1996. This increase was primarily due to the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights" as of July 1, 1996. The Company recorded $200,000 of income as a result of adopting SFAS No. 122. In addition, the Company was able to reduce the amortization of loan servicing rights as a result of an increase in market rates during the first three quarters of fiscal 1997.

Loan fees and service charges increased by $155,000 for the year ended June 30, 1997 as compared to the same period in the prior fiscal year. This increase was primarily due to an increase in late charge income of $175,000 as compared to the same period in the prior fiscal year. The majority of the increase was from late charges on credit card loans of $143,000.

Gain on the sale of loans decreased $483,000 to $352,000 for the year ended June 30, 1997 from $835,000 for the year ended June 30, 1996. Loans originated for resale and sales of participation interest in loans that were sold during the year ended June 30, 1997 were $53.3 million as compared to $55.1 million in the year ended June 30, 1996.

Fees on deposits increased $445,000 for the year ended June 30, 1997 as compared to the same period in the prior fiscal year. This increase was due to an increase in the number of transaction accounts that customers have with the bank. See "Financial Condition Data" for further discussion.

Gain on sale of securities, net decreased $350,000 for the year ended June 30, 1997 as compared to the same period in fiscal 1996. This decrease is due to the Company selling $12.2 million of securities available for sale and mortgage-backed securities available for sale during fiscal 1997 as compared to $33.6 million during the same period in the prior fiscal year which resulted in fewer gains on sales of securities.

The increase in credit card income of $613,000 for the year ended June 30, 1997 as compared to the same period in fiscal 1996 is primarily due to an increase in fees received on unsecured credit cards of $613,000. This represents processing fees, interchange fees, annual fees and other miscellaneous fees. This unsecured credit card program is new in fiscal 1997.

NONINTEREST EXPENSE. Noninterest expense increased $4.6 million from $15.1 million for the year ended June 30, 1996 to $19.7 million for the year ended June 30, 1997. This increase resulted primarily from an increase in compensation and employee benefits of $834,000, an increase in federal insurance premiums of $2.3 million, an increase in occupancy and equipment of $203,000 and an increase in other general and administrative expense of $840,000.

The increase in compensation and employee benefits was due primarily to an increase in compensation paid to employees during the year ended June 30, 1997 as compared to the same period in the prior fiscal year of $738,000. The increase was primarily due to the number of employees for the Company increasing to 274 at June 30, 1997 from 246 at June 30, 1996.

The increase in the federal insurance premiums of $2.3 million is the result of the passage by Congress and the President of the United States of the Savings Association Insurance Fund "SAIF" legislation which assessed a one time charge of $2.6 million to the Bank in order to recapitalize the SAIF. See "Liquidity and Capital Resources " for further discussion.

The increase in occupancy and equipment costs is due primarily to depreciation of the computer hardware and software system that was placed in operation in May, 1996.

The increase of $840,000 in other general and administrative expenses was due primarily to an increase in the cost of third party processors of credit cards of $465,000. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program which was new in fiscal 1997. In addition, there was an increase in amortization of intangible assets of $121,000. This increase was primarily the result of the write off of the intangible asset relating to the purchase of HomeFirst Mortgage Corp. This write off occurred in the fourth quarter of fiscal 1997. The write off was based upon the Company's intention to cease the operation of HomeFirst Mortgage Corp in the first quarter of fiscal 1998.

The increase in net losses, provision for losses and expenses on foreclosed real estate and other properties is primarily due to the Bank recording a gain of approximately $355,000 on the disposal of one property during the fourth quarter of fiscal 1996. The Bank did not have such a gain during fiscal 1997.

INCOME TAX EXPENSE. The Company's income tax expense for the year ended June 30, 1997 was $1.6 million compared to $2.9 million for the year ended June 30, 1996, a decrease of $1.3 million. This decrease was proportionate to the decrease in the Company's income before income tax and due to the decrease in the effective tax rate to 30% for the year ended June 30, 1997 as compared to 38% for the same period in the prior fiscal year. In fiscal 1997, the Company realized tax deductions related to stock compensation for which it was not required to record an expense in its financial statements. These deductions will not recur and the effective tax rate will increase in fiscal 1998.


COMPARISON OF THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

GENERAL. The Company's net income increased $1.5 million from $3.2 million for the year ended June 30, 1995 to $4.7 million for the year ended June 30, 1996. As discussed in more detail below, this increase was primarily due to the increase in net interest income of $3.6 million and an increase in noninterest income of $1.5 million which were partially offset by an increase in noninterest expense of $1.3 million, an increase in the provision for loan losses of $1.1 million and an increase in income tax expense of $1.1 million.

INTEREST INCOME. Interest income increased $5.3 million from $38.1 million for the year ended June 30, 1995 to $43.5 million for the year ended June 30, 1996. This increase was primarily due to the increase in interest earned on loans.
The average yield on loans increased from 8.36% to 8.81%, while the average balance of loans increased $60.9 million during this period due to loan originations exceeding loan amortizations and prepayments by customers during the year ended June 30, 1996. The increase in the average yield earned on loans was due to current market rates being at a higher rate on loan originations as compared to the rates on loans having amortizations and prepayments of principal during the period. The increase in interest earned on loans was partially offset by a decrease in interest earned on investment securities primarily due to a decrease in the average balance of investment securities of $23.2 million. During this period the average yield on investment securities decreased from 5.47% to 5.12% due to current market rates being at a lower rate on new purchases as compared to the rates of matured investment securities.

INTEREST EXPENSE. Interest expense increased $1.8 million from $24.0 million for the year ended June 30, 1995 to $25.8 million for the year ended June 30, 1996. This increase was largely attributable to the increase in the average balance of deposits and FHLB Advances of $13.9 million and $11.5 million respectively for the year ended June 30, 1996 as compared to the prior fiscal year. In addition, the weighted average rate paid on deposits increased from 5.07% for the year ended June 30, 1995 to 5.15% for the year ended June 30, 1996 and the weighted average rate paid on FHLB Advances increased from 5.65% for the year ended June 30, 1995 to 5.73% for the year ended June 30, 1996.

NET INTEREST MARGIN. The Company's net interest margin for the year ended June 30, 1996 as compared to June 30, 1995 increased 51 basis points to 3.31%. As discussed above, the yields on interest earning assets increased and the rates paid on interest-bearing liabilities decreased, resulting in an increase in net interest margin. During the third quarter of fiscal 1996, market rates of interest decreased. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

PROVISION FOR LOSSES ON LOANS. During the year ended June 30, 1996, the Company recorded a provision for losses on loans of $590,000 as compared to a recovery of $515,000 for year ended June 30, 1995. The provision for loan losses of $590,000 for the year ended June 30, 1996 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions.

NONINTEREST INCOME. Noninterest income was $5.6 million for the year ended June 30, 1996 as compared to $4.1 million for the year ended June 30, 1995 an increase of $1.5 million.

Gain on the sale of loans increased $516,000 to $835,000 for the year ended June 30, 1996 from $319,000 for the year ended June 30, 1995. Loans originated for resale and sales of participation interest in loans that were sold during the year ended June 30, 1996 were $55.0 million as compared to $31.9 million in the year ended June 30, 1995.

Gain on sale of securities, net increased $336,000 for the year ended June 30, 1996 as compared to the same period in fiscal 1995. This increase was due primarily to the sale of $12.5 million of securities and $20.6 million of mortgage-backed securities during the year ended June 30, 1996 as compared to sales of $10.1 million during the year ended June 30, 1995. See "Financial Condition Data" for further discussion.

Loan fees and service charges increased by $205,000 for the year ended June 30, 1996 as compared to the same period in the prior fiscal year. This increase was primarily due to an increase in the initial service charge collected of $114,000 on the origination of mortgage loans which are not subject to amortization. In addition, there was an increase in late charge income of $66,000 which was primarily due to the increase in the loan portfolio for fiscal 1996 as compared to fiscal 1995.

Appraisal and inspection fee income increased $210,000 for the year ended June 30, 1996 as compared to the same period in the prior fiscal year. This increase was due primarily to an increase in appraisal activity of Mid-America Service Corporation.

Fees on deposits increased $245,000 for the year ended June 30, 1996 as compared to the same period in fiscal 1995. This increase was due to an increase in the fees on transaction accounts that was implemented in July 1995.

NONINTEREST EXPENSE. Noninterest expense increased $1.3 million from $13.9 million for the year ended June 30, 1995 to $15.2 million for the year ended June 30, 1996. This increase resulted primarily from an increase in compensation and employee benefits of $1.8 million, and an increase in occupancy and equipment of $148,000 which were partially offset by a decrease in the reduction in cost of intangible assets of $465,000 and a decrease in losses, provision for losses and expenses on foreclosed real estate and other properties of $148,000.

The increase in compensation and employee benefits was due primarily to an increase of $1.5 million in compensation paid to employees during the year ended June 30, 1996 as compared to the same period in the prior fiscal year an increase in health insurance premiums of $239,000 and an increase in payroll taxes of $84,000. The increase in compensation was primarily due to the number of employees for the Company increasing to 246 at June 30, 1996 from 228 at June 30, 1995 which resulted in an increase of $900,000 in compensation paid as compared to the prior fiscal year and the Company paid incentive compensation to employees in the amount of $483,000 in fiscal 1996 as compared to no incentive compensation in the prior fiscal year. In addition, an increase in overtime of $133,000 was due primarily to the Company installing a new data processing hardware and software system in the third and fourth quarters of fiscal 1996.

The increase of $148,000 in occupancy and equipment cost was due primarily to an increase in maintenance agreements of $133,000, building insurance of $95,000 and computer expense of $173,000 which were partially offset by a decrease in depreciation on the mainframe computer system of $329,000 which was replaced in May 1996.

The decrease in net losses, provision for losses and expenses on foreclosed real estate and other properties is primarily due to the Bank recording a gain of approximately $355,000 on the disposal of one property during the fourth quarter of fiscal 1996.

INCOME TAX EXPENSE. The Company's income tax expense for the year ended June 30, 1996 was $2.9 million compared to $1.8 million for the year ended June 30,
1995, an increase of $1.1 million.   This increase was proportionate to an
increase in the Company's income before income tax.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, amortization and prepayments of loan principal (including mortgage- backed securities) and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.

Mortgage Corp.'s primary source of funds was a line of credit of $843,750 from the Bank and a line of credit from the Company of $300,000. Mortgage Corp. originates loans and sells them either to the Bank or to secondary market investors. The line of credit is drawn upon to fund the loans that Mortgage Corp. makes to its customers. The line of credit is reduced when Mortgage Corp. receives funds from the investors who have purchased the loan. Mortgage Corp. originated approximately $10.6 million of loans during the year ended June 30, 1997.

Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The

Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At June 30, 1997, the Bank's regulatory liquidity ratio was 11.54%.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and
(v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During fiscal 1997, the Bank acquired funds internally that allowed it to reduce its borrowings with the FHLB by $15.4 million. See "Financial Condition Data" for further discussion. The Bank renewed its open line of credit with the FHLB in January 1997 at an amount of $20.0 million which will expire in January 1998. Management expects this line of credit to be renewed at that time. There were no outstanding advances on this line of credit at June 30, 1997.

The Bank and Mortgage Corp. anticipate that they will have sufficient funds available to meet current loan commitments. At June 30, 1997, the Bank and Mortgage Corp. had outstanding commitments to originate or purchase loans of $27.3 million and to sell loans of $17.4 million. There was no commitment to purchase or sell mortgage-backed securities, securities available for sale or securities to be held to maturity.

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

In April of 1996, the Company initiated a stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1996 through April 30, 1997, 138,315 shares of common stock were purchased pursuant to this program. In April of 1997, the Company initiated another stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1997 through April 30, 1998. In accordance with the provisions of the current stock buy back program, the Company had purchased 10,000 shares of common stock as of June 30, 1997.

On December 20, 1995, the Company declared a two-for-one stock split in the form of a stock dividend of one share of common stock for each one share outstanding, payable to shareholders of record on January 10, 1996. Earnings and dividends per share have been retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock split for all periods presented. The stockholders' equity of the Company was adjusted for the effect of the two-for-one stock split and $16 was transferred from additional paid-in capital to common stock.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at June 30, 1997 the Bank met all current capital requirements.

The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 7.57% at June 30, 1997.

Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

During the first quarter of fiscal 1997, the Small Business Job Protection Act of 1996 was signed into law which repealed the percentage of taxable income method of computing the bad debt deduction for savings institutions for tax years beginning after December 31, 1995. Beginning in fiscal year 1997, the Bank is required to recapture into income the excess of its June 30, 1996 loan loss reserves for "qualifying" and "nonqualifying" loans over its June 30, 1988 loan loss reserves for "qualifying" and "nonqualifying" loans. This excess which was $720,000 at June 30, 1997, is required to be recaptured ratably over a six year period. The onset of recapture can be delayed for one or two years if the Bank meets a residential loan originations requirements. At June 30, 1997, the Bank's recorded deferred tax liability of $245,000 provides for the recapture of the loan loss reserves.

At June 30, 1997 and 1996, securities with a fair value of $35.5 million and $36.6 million, respectively, were pledged as collateral for public deposits and other purposes. Additionally, in July 1997, the Bank received deposits of approximately $36.0 million from a local governmental entity which requires a pledge of collateral of 110% of the deposits. The Bank subsequently pledged debt and mortgage-backed securities to meet this requirement.


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


EFFECT OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

The FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997.

The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previous unconsolidated subsidiaries. This Statement does not apply to nonpublic business enterprises or to not-for-profit organizations. This Statement is effective for financial statements for periods beginning after December 15, 1997.

In the first quarter of fiscal 1997, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This Statement requires that a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values.

In the third quarter of fiscal year 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement establishes basic principles that state that an entity should recognize only assets it controls and liabilities it has incurred. Assets should be "derecognized" only when control has been surrendered, liabilities should be "derecognized" only when they have been extinguished, and recognition of financial assets and liabilities should not be affected by the sequence of transactions unless the effect of the transactions is to maintain effective control over a transferred financial asset. Statement No. 125 also continues the recognition of mortgage servicing rights on sold loans and supersedes Statement No. 122 for transactions after January 1, 1997.

In accordance with the provisions of Statement Nos. 122 and 125, mortgage servicing rights in the amount of $200,000 were capitalized during the year ended June 30, 1997. The fair value of capitalized mortgage servicing rights was $174,000 at June 30, 1997. The fair value of the mortgage servicing rights was estimated as the present value of the expected future cash flows using a discount rate of 15.0% at June 30, 1997. The Company recognized expense for amortization of the cost of mortgage servicing rights in the amount of $19,000 for the year ended June 30, 1997. The effect of adopting Statement Nos. 122 and 125 increased net income by $181,000 for the year ended June 30, 1997.


YEAR 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem will affect virtually every computer operation in some way by the rollover of the two digit value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is establishing the process for evaluating and managing the risks associated with this problem. The financial impact to the Company and its financial position or results of operations can be not be estimated as of June 30, 1997.


ASSET/LIABILITY MANAGEMENT

Home Federal, like other thrift institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest-earning assets. As a continuing part of its financial strategy, the Bank considers methods of managing this asset/liability mismatch consistent with maintaining acceptable levels of net interest income.

In order to properly monitor interest rate risk, the Board of Directors has created an Asset/Liability Committee composed principally of its President, Executive Vice President, Senior Vice Presidents, Vice President/Marketing and Vice President/Controller. The principal responsibilities of this Committee are to assess Home Federal's asset/liability mix and recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates.

In managing the asset/liability mix, Home Federal has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. The effect of this policy will generally be to reduce the Bank's one-year gap. The goal of this policy is to provide a relatively consistent level of net interest income in varying interest rate cycles and to minimize the potential for significant fluctuations from period to period.

At June 30, 1997, the Bank's cumulative one-year gap as a percentage of total assets was a negative 5.87% and its one- to three-year gap as a percentage of total assets was a positive 1.97%.

The following table sets forth the scheduled repricing or maturity of the Bank's assets and liabilities which mature or reprice within one year based on various assumptions on rates of repricing/prepayment that have been determined by the OTS and published in "Selected Asset and Liability Price Tables as of June 30, 1997". In preparing the following table, it has been assumed, consistent with the assumptions used by the OTS in assessing the interest rate sensitivity of savings institutions, that: (i) adjustable-rate first mortgage loans will prepay at a rate of 10% per year; (ii) fixed-maturity deposits will not be withdrawn prior to maturity; and (iii) escrow accounts are assumed to reprice or be withdrawn in the first three month period. Savings accounts and transaction accounts are expected to reprice 100% within the first year.

Using these classifications, fixed-rate mortgage loans and mortgage-backed securities are assumed to prepay annually as follows:

              Weighted Average         Prepayment
              Interest Rate            Assumption
               ----------------         ----------

              Less than 7.00%            8.00%
               7.00 to 7.99%             9.00
               8.00 to 8.99%            12.00
               9.00 to 9.99%            14.00
              10.00% and over           22.00

The effect of these assumptions is to quantify the dollar amount of items that are interest-sensitive and can be repriced within each of the periods specified. Such repricing can occur in one of three ways: (i) the rate of interest to be paid on an asset or liability may adjust periodically on the basis of an index;
(ii) an asset or liability such as a mortgage loan may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (iii) an asset or liability may mature, at which time the proceeds can be reinvested at current market rates. The following table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Bank's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period, may, in fact, mature or reprice at different times and at different volumes. The table does not include redeployment of funds from contractual amortization and the possible impact of annual ceilings on adjustable-rate loans and securities.



                                                                                  Maturing or Repricing
                                                             ---------------------------------------------------------------------
                                                               Within         Over 1-3     Over 3-5         Over
                                                              One Year          Years        Years         5 Years        Total
                                                             ---------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Interest -earning assets:


Real estate loans (including mortgage backed
     securities)                                            $ 214,151      $  14,112      $  24,154      $  39,782     $  242,199
Consumer loans                                                 54,872         84,507         10,442          2,921        152,742
Commercial business loans                                      23,838          7,916          2,411          1,630         35,795
Investment securities and other                                31,803         19,873         ------            385         52,061
                                                             ----------     ----------     ----------     ----------     ----------
Total interest-earning assets                                 324,664        126,108         37,007         44,718        532,797
                                                             ----------     ----------     ----------     ----------     ----------

Interest-bearing liabilities:

Transaction accounts                                        $  89,562       $   ----      $    ----      $    ----     $   89,562
Savings accounts                                               28,968           ----           ----           ----         28,968
Certificates of deposit                                       188,609         61,150         59,451           ----        309,210
Other borrowings                                                  453           ----            524           ----            977
FHLB advances                                                  50,000         21,000          1,000          2,219         74,219
                                                             ----------     ----------     ----------     ----------     ----------

Total interest-bearing liabilities                            357,592         82,150         60,975          2,219        502,936
                                                             ----------     ----------     ----------     ----------     ----------

Interest-earning assets less interest-bearing liabilities     (32,928)        43,958        (23,968)        42,499         46,747
                                                             ----------     ----------     ----------     ----------     ----------

Cumulative interest rate sensitivity gap                      (32,928)        11,030        (12,938)        29,561
                                                             ----------     ----------     ----------     ----------

Cumulative gap as a percent of  interest-earning
assets                                                         (6.18)%          2.07%         (2.43)%         5.55%
                                                             ----------     ----------     ----------     ----------
                                                             ----------     ----------     ----------     ----------

Cumulative gap as a percent of total assets                    (5.87)%          1.97%         (2.31)%         5.27%
                                                             ----------     ----------     ----------     ----------
                                                             ----------     ----------     ----------     ----------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company as of June 30, 1997, and 1996 together with the Independent Auditor's Report are included in this Form 10-K on the pages indicated below.


                             HF FINANCIAL CORP.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Contents
                                -----------

    -----------------------------------------------------------

    INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . 66

    -----------------------------------------------------------

    CONSOLIDATED FINANCIAL STATEMENTS

    Statements of financial condition  . . . . . . . .67-68

    Statements of income . . . . . . . . . . . . . . .69-70

    Statements of stockholders' equity . . . . . . . . . 71

    Statements of cash flows . . . . . . . . . . . . .72-74

    Notes to consolidated financial statements . . . 75-105

                          MCGLADREY & PULLEN, LLP


                        INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for debt and marketable equity securities in 1995.


                                              McGladrey & Pullen, LLP


Sioux Falls, South Dakota
August 15, 1997

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1997 AND 1996
(DOLLARS IN THOUSANDS)


ASSETS                                                                           1997         1996
----------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                  $  17,957      $  11,145
Securities available for sale (Note 2)                                        46,940         41,168
Mortgage-backed securities available for sale (Note 2)                        30,340         59,495
Loans receivable (Notes 3 and 8)                                             440,019        413,143
Loans held for sale (Note 3)                                                   3,483          7,280
Accrued interest receivable (Note 5)                                           4,136          4,002
Foreclosed real estate and other properties                                      593            228
Office properties and equipment, at cost, net of
  accumulated depreciation (Note 6)                                           15,070         15,046
Prepaid expenses and other assets                                                870            510
Mortgage servicing rights (Note 4)                                             1,134            938
Deferred income taxes (Note 9)                                                 1,569          1,552
Intangible assets                                                                  3            152
                                                                            ------------------------




                                                                           $ 562,114      $ 554,659
                                                                            ------------------------
                                                                            ------------------------


See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

JUNE 30, 1997 AND 1996
(DOLLARS IN THOUSANDS)


LIABILITIES AND STOCKHOLDERS' EQUITY                                            1997          1996
----------------------------------------------------------------------------------------------------
Liabilities
  Deposits (Note 7)                                                       $  418,186     $  398,166
  Advances from Federal Home Loan Bank and other borrowings (Note 8)          74,743         90,123
  Advances by borrowers for taxes and insurance                                4,074          4,667
  Accrued interest payable                                                     6,560          5,853
  Other liabilities                                                            5,577          4,587
                                                                           -------------------------
    Total Liabilities                                                        509,140        503,396
                                                                           -------------------------
Commitments and Contingencies (Note 18)

Stockholders' Equity (Notes 10, 11, 12, 15 and 16)
  Preferred stock, $.01 par value, 500,000 shares authorized,
    none outstanding                                                             ---            ---
  Series A Junior Participating Preferred Stock, $1.00
    stated value, 50,000 shares authorized, none outstanding                     ---            ---
  Common stock, $.01 par value, 5,000,000 shares
    authorized, 2,986,215 and 3,051,738
    shares outstanding at June 30, 1997 and 1996                                  31             31
  Additional paid-in capital                                                  14,695         14,480
  Retained earnings, substantially restricted                                 41,336         38,745
  Unearned compensation                                                         (453)          (569)
  Net unrealized loss on securities available for sale                          (222)          (622)
  Less cost of treasury stock, 1997 148,315 shares,
    1996 53,015 shares                                                        (2,413)          (802)
                                                                           -------------------------
                                                                              52,974         51,263
                                                                           -------------------------
                                                                          $  562,114     $  554,659
                                                                           -------------------------
                                                                           -------------------------


HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1997           1996           1995
----------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans receivable                                          $  38,596      $  35,628      $  28,728
  Mortgage-backed securities                                    2,668          4,918          5,097
  Investment securities and interest-bearing deposits           2,748          2,919          4,301
                                                             ---------------------------------------
                                                               44,012         43,465         38,126
                                                             ---------------------------------------
Interest expense:
  Deposits                                                     20,389         20,715         19,681
  Advances from Federal Home Loan Bank and other borrowings     4,443          5,046          4,327
                                                             ---------------------------------------
                                                               24,832         25,761         24,008
                                                             ---------------------------------------
    Net interest income                                        19,180         17,704         14,118
Provision (recoveries) for losses on loans                        693            590           (515)
                                                             ---------------------------------------
    Net interest income after provision (recoveries) for
      losses on loans                                          18,487         17,114         14,633
                                                             ---------------------------------------
Noninterest income:
  Loan servicing income                                         1,150            689            754
  Loan fees and service charges                                   946            791            586
  Fees on deposits                                              1,633          1,188            943
  Commission and insurance income                                 699            780            769
  Appraisal and inspection fees                                   461            576            366
  Gain on sale of loans                                           352            835            319
  Gain on sale of securities, net                                 150            500            164
  Trust income                                                    112             70            ---
  Credit card fee income                                          613            ---            ---
  Other                                                           356            219            229
                                                             ---------------------------------------
                                                                6,472          5,648          4,130
                                                             ---------------------------------------


See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1997           1996           1995
----------------------------------------------------------------------------------------------------
Noninterest expense:
  Compensation and employee benefits                         $  9,658       $  8,824       $  7,069
  Occupancy and equipment                                       2,705          2,502          2,354
  Federal insurance premiums (Note 7)                           3,199            931            914
  Advertising                                                     398            531            596
  Credit card processing expense                                  465          - - -          - - -
  Other general and administrative expenses                     2,923          2,536          2,486
  (Gains) losses and provision for losses and expenses
    on foreclosed real estate and other properties, net           206           (205)           (57)
  Reduction in cost of intangible assets                          149             28            493
                                                              --------------------------------------
                                                               19,703         15,147         13,855
                                                              --------------------------------------
    Income before income taxes and cumulative effect
      of accounting change                                      5,256          7,615          4,908
Income tax expense (Note 9)                                     1,582          2,893          1,803
                                                              --------------------------------------
Income before cumulative effect of accounting change            3,674          4,722          3,105
Cumulative effect of accounting change (Note 1)                   ---            ---             93
                                                              --------------------------------------
    Net Income                                                $ 3,674        $ 4,722        $ 3,198
                                                              --------------------------------------
                                                              --------------------------------------
Earnings per share (Note 12):
Income before cumulative effect of accounting change          $  1.19        $  1.49        $  0.99
Cumulative effect of accounting change                            ---            ---           0.03
                                                              --------------------------------------
    Net Income Per Share                                      $  1.19        $  1.49        $  1.02
                                                              --------------------------------------
                                                              --------------------------------------



HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS)

                                                                1997            1996          1995
----------------------------------------------------------------------------------------------------
Common stock:
  Balance at beginning of year                               $     31       $     15       $     15
  Exercise of stock options (Note 16)                              --             --             --
  Stock split in the form of a stock dividend (Note 12)            --             16             --
                                                             --------------------------------------
  Balance at end of year                                     $     31       $     31       $     15
                                                             --------------------------------------
                                                             --------------------------------------
Additional paid-in capital:
  Balance at beginning of year                               $ 14,480       $ 14,209       $ 14,154
  Additional paid-in capital from exercise of stock options
    (Note 16)                                                     215            287             55
  Stock split in the form of a stock dividend (Note 12)      $     --       $   (16)       $     --
                                                             --------------------------------------
  Balance at end of year                                     $ 14,695       $ 14,480       $ 14,209
                                                             --------------------------------------
                                                             --------------------------------------
Retained earnings:
  Balance at beginning of year                               $ 38,745       $ 35,034       $ 32,750
  Net income                                                    3,674          4,722          3,198
  Cash dividends paid ($.36, $.33 and $.30 per share
    in 1997, 1996 and 1995, respectively) (Note 12)           (1,083)        (1,011)          (914)
                                                             --------------------------------------
  Balance at end of year                                     $ 41,336       $ 38,745       $ 35,034
                                                             --------------------------------------
                                                             --------------------------------------
Unearned compensation:
  Balance at beginning of year                               $  (569)       $  (719)       $  (897)
  Restricted stock awards                                         --             --            (14)
  Amortization of unearned compensation (Note 15)                 116           150            192
                                                             --------------------------------------
  Balance at end of year                                     $  (453)       $  (569)       $  (719)
                                                             --------------------------------------
                                                             --------------------------------------
Net unrealized loss on securities available for sale:
  Balance at beginning of year                               $  (622)       $  (185)       $    --
  Unrealized loss on date of adoption of Statement
    No. 115, net of related deferred taxes                         --            --           (233)
  Change in unrealized loss during the year, net of
    related deferred taxes                                        400          (437)            48
                                                             --------------------------------------
  Balance at end of year                                     $  (222)       $  (622)       $  (185)
                                                             --------------------------------------
                                                             --------------------------------------
Treasury stock:
  Balance at beginning of year                               $  (802)       $    --       $     --
  Purchase of treasury stock (Note 11)                        (1,611)          (802)            --
                                                             --------------------------------------
  Balance at end of year                                     $(2,413)       $  (802)            --
                                                             --------------------------------------
                                                             --------------------------------------

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS)


                                                                1997            1996          1995
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                $   3,674      $   4,722       $  3,198
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Cumulative effect of accounting change                         --             --           (93)
    Provision (recoveries) for losses on loans                    693            590          (515)
    Depreciation                                                1,378            721          1,037
    Amortization of premiums and discounts, net:
       Securities available for sale                               68            218             80
       Mortgage-backed securities available for sale               41             10            152
    Reduction in cost of intangible assets                        149             28            493
    Reduction in mortgage servicing rights                        139            360            330
    Amortization of unearned compensation                         116            150            192
    FHLB stock dividends                                           --          (102)             --
    Increase in deferred loan fees                                282            570            451
    Loans originated for resale                              (45,553)       (47,675)       (20,677)
    Proceeds from the sale of loans                            45,905         48,510         20,996
    (Gain) on sale of loans                                     (352)          (835)          (319)
    Mortgage servicing rights capitalized (Note 4)              (200)            --             --
    (Gain) on sale of securities, net                           (150)          (500)          (164)
    (Gains) losses and provision for losses on sales of
       foreclosed real estate and other properties, net            53          (345)          (311)
    (Gain) loss on disposal of office properties and
       equipment, net                                              22            (1)            (1)
    Change in other assets and liabilities (Note 19)            1,659          1,886          2,755
                                                              --------------------------------------
         Net cash provided by operating activities              7,924          8,307          7,604
                                                              --------------------------------------

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS)


                                                               1997           1996           1995
---------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Loans purchased                                         $   (13,813)    $  (23,886)    $  (15,120)
  Loans made to customers                                    (149,718)      (124,090)      (123,654)
  Principal collected on loans                                130,717         81,308         71,231
  Sale of participation interests in loans                      7,697          7,375         11,266
  Purchase of mortgage-backed securities available
    for sale                                                       --        (20,162)       (18,623)
  Proceeds from sale of mortgage-backed securities
    available for sale                                         12,184         20,978             --
  Repayments on mortgage-backed securities available
    for sale                                                   17,234         23,050          9,981
  Securities available for sale:
    Sales and maturities                                       15,056         32,257         20,620
    Purchases                                                 (20,446)       (11,355)        (5,961)
  Securities to be held to maturity:
    Maturities                                                     --             30          5,000
    Purchases                                                      --             --         (1,000)
  Proceeds from sale of office properties and equipment           709              2            23
  Purchase of office properties and equipment                  (2,133)        (2,827)        (2,097)
  Purchase of mortgage servicing rights                          (135)           (95)          (126)
  Purchase of intangible assets                                    --
     --           (155)
   Proceeds from sale of foreclosed real estate and
     other properties, net                                         645          2,176          2,033
                                                            ----------------------------------------
        Net cash (used in) investing activities                (2,003)       (15,239)        (46,582)
                                                            ----------------------------------------
Cash Flows From Financing Activities
  Net increase (decrease) in demand deposit, NOW,
    savings accounts and certificates of deposit               20,020         (2,509)          6,973
  Proceeds of advances from Federal Home Loan Bank and
    other borrowings                                           34,000         90,582         222,100
  Payments on advances from Federal Home Loan Bank
    and other borrowings                                      (49,380)       (74,154)       (191,265)
  Increase (decrease) in advances by borrowers for
    taxes and insurance                                         (593)            199             723
  Payment on other liabilities for purchase of property
    and equipment                                               (677)             --              --
  Payment received on purchase of branch deposits, net            --              --             912
  Purchase of treasury stock                                   (1,611)          (802)             --
  Proceeds from issuance of common stock                          215            287              55
  Purchase of common stock for management recognition and
    retention  plan                                                --             --             (14)
  Cash dividends paid                                          (1,083)        (1,011)           (914)
                                                            ----------------------------------------
        Net cash provided by financing activities                 891         12,592          38,570
                                                            ----------------------------------------


HF FINANCIAL CORP. AND SUBSIDIARIES

YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS)


                                                               1997            1996          1995
----------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents        $   6,812      $   5,660      $   (408)

Cash and Cash Equivalents
  Beginning                                                    11,145          5,485          5,893
                                                             ---------------------------------------
  Ending                                                    $  17,957      $  11,145      $   5,485
                                                             ---------------------------------------
                                                             ---------------------------------------
Supplemental Disclosures of Cash Flows Information
  Cash payments for:
    Interest                                                $  24,125      $  24,331      $  21,747
    Income and franchise taxes, net                             1,576          1,839          1,842

Supplemental Schedule of Noncash Investing and
  Financing Activities
  Property and equipment additions included in
    other liabilities                                              --            677             --
  Foreclosed real estate and other properties acquired
    in settlement of loans                                      1,295          2,878          2,388
  Loans made in connection with the sale of foreclosed
    real estate and other properties                               41             54            125
  Transfer of securities classified as held to maturity
    to securities available for sale                               --        100,667             --
  Transfer of investment securities to securities
    available for sale                                             --             --         41,725
  Transfer of investment securities to securities
    classified as held to maturity                                 --             --         33,012
  Transfer of securities held for sale to securities
    available for sale                                             --             --          6,459
  Stock split in the form of a stock dividend                      --             16             --
  Change in unrealized loss on securities available
    for sale                                                      604           (631)          (287)
  Deferred income taxes related to change in unrealized
    loss on securities available for sale                        (204)           194            102

Payment received on purchase of branch deposits, net:
  Deposits assumed                                           $     --       $     --       $ (1,287)
  Less:
    Premium on deposits                                            --             --             58
    Property and equipment purchased                               --             --            317
                                                              --------------------------------------
    Payment received on purchase of branch deposits, net     $     --       $     --       $   (912)
                                                              --------------------------------------
                                                              --------------------------------------

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of HF Financial Corp. (the Company) and subsidiaries conform to generally accepted accounting principles and to general practice within the industry. The following is a description of the more significant of those policies that the Company follows in preparing and presenting its consolidated financial statements.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company, its 51% owned subsidiary, HF Card Services, L.L.C., and its wholly-owned subsidiaries, HomeFirst Mortgage Corp. and Home Federal Savings Bank (the Bank) and the Bank's subsidiaries, Hometown Insurors, Inc., Mid-America Service Corporation and PMD, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The Company has committed to a plan to cease the operations of HomeFirst Mortgage Corp. (HFMC). The HFMC office is scheduled to close on August 31, 1997.

BASIS OF FINANCIAL STATEMENT PRESENTATION: The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize possible losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS: For purposes of reporting the statements of cash flows, the Company includes as cash equivalents all cash accounts, which are not subject to withdrawal restrictions or penalties and time deposits with original maturities of 90 days or less. The Company had $6,000 of cash equivalents at June 30, 1997 and no cash equivalents at June 30, 1996.

TRUST ASSETS: Assets of the trust department, other than trust cash on deposit at the Bank, are not included in these financial statements because they are not assets of the Bank.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SECURITIES AND ACCOUNTING CHANGE: The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of July 1, 1994. Statement No. 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual securities are acquired, and that the appropriateness of such classification be reassessed at each reporting date.

Securities classified as held to maturity are those debt securities that the Company has both the positive intent and ability to hold to maturity regardless of changes in market condition, liquidity needs, or changes in general economic conditions. These securities are stated at amortized cost. Securities available for sale are those debt or equity securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at market value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect.

Premiums and discounts on securities are amortized over the contractual lives of those securities, except for mortgage-backed securities, for which prepayments are probable and predictable, which are amortized over the estimated expected repayment terms of the underlying mortgages. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Gains and losses on the sale of securities are determined using the specific identification method.

The effect of the adoption of Statement No. 115 on July 1, 1994 was to decrease securities by $353, increase deferred tax assets by $120, and decrease equity by $233. The cumulative effect on net income as a result of adopting the statement was $93 ($.03 per share).

LOANS HELD FOR SALE: Loans receivable which the Bank may sell or intends to sell prior to maturity are carried at the lower of net book value or market value on an aggregate basis. Such loans held for sale include loans receivable that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or other similar factors.

LOANS RECEIVABLE: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees, costs and discounts.

Discounts and premiums on loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for prepayments.
                                          76

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE (CONTINUED): Uncollectible interest on loans that are impaired or contractually past due is charged off based on management's periodic evaluation. The charge to interest income is equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is no longer in doubt, in which case the loan is returned to accrual status.

The Company includes all loans considered impaired under FASB Statement No. 114 in its evaluation of the adequacy of the allowance for loan losses. A loan is impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans was not material at June 30, 1997 and 1996.

The allowance for loan losses is increased by provisions charged to income and reduced by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

LOAN ORIGINATION FEES AND RELATED DISCOUNTS: Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for prepayments. Commitment fees and costs relating to commitments, the likelihood of exercise of which is remote, are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

LOAN SERVICING: The cost allocated to mortgage servicing rights purchased or retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income. Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans. The Bank stratifies its capitalized mortgage servicing rights based on the interest rate of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FORECLOSED REAL ESTATE AND OTHER PROPERTIES: Real estate and other properties acquired through, or in lieu of, loan foreclosure are initially recorded at lower of cost or fair value less estimated costs to sell at the date of foreclosure. Costs relating to improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

Valuations are periodically performed by management, and charge-offs to operations are made if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

OFFICE PROPERTIES AND EQUIPMENT: Land is carried at cost. All other office properties and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and improvements and leasehold improvements are depreciated primarily on the straight-line method over the estimated useful lives of the assets which is five to fifty years. Furniture, fixtures, equipment, data processing equipment and automobile are depreciated using both the straight-line and declining balance methods over the estimated useful lives of the assets which is five to twelve years.

LONG-LIVED ASSETS AND ACCOUNTING CHANGE: In the first quarter of fiscal year 1997, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. There was no cumulative effect on the financial statements as a result of the adoption of Statement No. 121.

INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


STOCK-BASED COMPENSATION: In the first quarter of fiscal year 1997, the Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation". The Company has elected to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Note 16 to the consolidated financial statements contains a summary of the disclosures of pro forma net income and earnings per share as if the fair value based method of accounting as defined in Statement No. 123 had been applied.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS: FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented in Note 17 do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    CASH AND CASH EQUIVALENTS: The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate their fair values.

    SECURITIES: Fair values for investment securities are based on quoted market prices, except for stock in the Federal Home Loan Bank for which fair value is assumed to equal cost.

    LOANS: Approximately 51% and 49% of loans at June 30, 1997 and 1996, respectively, are variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values on these loans are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality or from market quotes from the Federal Home Loan Mortgage Corporation for fixed-rate mortgage loans.

    ACCRUED INTEREST RECEIVABLE: The carrying value of accrued interest receivable approximates its fair value.

    OFF-STATEMENT-OF-FINANCIAL-CONDITION INSTRUMENTS: Fair values for the Company's off-statement-of-financial-condition instruments (unused lines of credit and letters of credit), which are based upon fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and counterparties' credit standing, are not significant.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    DEPOSITS: The fair values for savings, NOW and money market accounts equal their carrying amounts which represent the amount payable on demand. Statement No. 107 prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificates of deposit.

    BORROWED FUNDS: The carrying amounts reported for variable rate advances approximate their fair values. Fair values for fixed-rate advances and other borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on advances and borrowings with corresponding maturity dates.

    ACCRUED INTEREST PAYABLE AND ADVANCES BY BORROWERS FOR TAXES AND INSURANCE:
    The carrying values of accrued interest payable and advances by borrowers for taxes and insurance approximate their fair values.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 2.  INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities at June 30, 1997 are as follows:

                                                         Gross          Gross
                                        Amortized     Unrealized     Unrealized         Fair
                                           Cost          Gains        (Losses)          Value
-----------------------------------------------------------------------------------------------
Securities available for sale:
  Debt securities:
    U.S. Treasury issues                 $  7,019       $      9        $   (10)      $  7,018
    U.S. government agencies and
      corporations                         21,428             10           (102)        21,336
    Federal Home Loan Bank                 11,999          - - -            (49)        11,950
    Municipal bond                            385             18          - - -            403
                                         -----------------------------------------------------
                                           40,831             37           (161)        40,707
                                         -----------------------------------------------------
  Equity securities:
    FHLMC preferred stock                     500              5          - - -            505
    Stock in Federal Home Loan
      Bank of Des Moines                    5,222          - - -          - - -          5,222
    Common stock:
        FNMA                                    8          - - -          - - -              8
        Other                                 462             36          - - -            498
                                         -----------------------------------------------------
                                            6,192             41          - - -          6,233
                                         -----------------------------------------------------

Mortgage-backed securities:
  GNMA                                        140             11          - - -            151
  REMIC                                    10,061          - - -           (478)         9,583
  FHLMC                                     6,565            155            (29)         6,691
  Resolution Trust Corporation                989             11          - - -          1,000
  FNMA                                      6,976            173             (4)         7,145
  FNMA REMIC                                  250          - - -             (1)           249
  Other triple A rated mortgage-
    backed securities                       5,590          - - -            (69)         5,521
                                         -----------------------------------------------------
                                           30,571            350           (581)        30,340
                                         -----------------------------------------------------
                                         $ 77,594       $    428        $  (742)      $ 77,280
                                         -----------------------------------------------------
                                         -----------------------------------------------------


HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 2.  INVESTMENTS IN SECURITIES (CONTINUED)

The amortized cost and fair values of debt securities as of June 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized        Fair
                                                     Cost          Value
                                                  ------------------------
    Due in one year or less                       $  10,000      $   9,946
    Due after one year through five years            30,446         30,358
    Due after ten years                                 385            403
                                                  ------------------------
                                                     40,831         40,707
    Mortgage-backed securities                       30,571         30,340
                                                  ------------------------
                                                  $  71,402      $  71,047
                                                  ------------------------
                                                  ------------------------


Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities. The Bank, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank in an amount equal to 1% of its outstanding home loans. No ready market exists for the Bank stock, and it has no quoted market value. For disclosure purposes, such stock is assumed to have a fair value which is equal to cost.

Proceeds from the sale of securities available for sale were $56, $12,644 and $10,120 and resulted in a net gain of $8, $140 and $164 in fiscal years 1997, 1996 and 1995, respectively.

Proceeds from the sale of mortgage-backed securities available for sale were $12,184 and $18,161 and resulted in a net gain of $142 and $302 in fiscal years 1997 and 1996, respectively. In fiscal year 1996, the Bank sold held to maturity mortgage-backed securities resulting in proceeds of $2,817 and a net gain of $58. In connection therewith, all remaining securities classified as held to maturity securities with an amortized cost of $100,667 and a net unrealized loss of $193 were transferred to the available for sale classification in fiscal year 1996 to comply with the provisions of Statement No. 115. There were no sales of mortgage-backed securities in fiscal year 1995.

At June 30, 1997 and 1996, securities with a fair value of $35,526 and $36,609, respectively, were pledged as collateral for public deposits and other purposes. Additionally, in July 1997, the Bank received deposits of approximately $36,000 from a local governmental entity which requires a pledge of collateral of 110% of the deposits. The Bank subsequently pledged debt and mortgage-backed securities to meet this requirement.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 2.  INVESTMENTS IN SECURITIES (CONTINUED)

The amortized cost and fair values of investments in securities at June 30, 1996 are as follows:

                                                        Gross          Gross
                                        Amortized     Unrealized     Unrealized
                                           Cost          Gains          (Losses)    Fair Value
                                        ------------------------------------------------------
Securities available for sale:
  Debt securities:
    U.S. Treasury issues                 $  9,060       $      5       $    (18)      $  9,047
    U.S. government agencies and
      corporations                         21,005          - - -           (457)        20,548
    Federal Home Loan Bank                  5,000          - - -            (34)         4,966
    Municipal bond                            385              4          - - -            389
                                        ------------------------------------------------------
                                           35,450              9           (509)        34,950
                                        ------------------------------------------------------
Equity securities:
  FHLMC preferred stock                       500          - - -             (2)           498
  Stock in Federal Home Loan Bank
    of Des Moines                           5,222          - - -          - - -          5,222
  Common stock:
    FNMA                                        8          - - -          - - -              8
    Other                                     510          - - -            (20)           490
                                        ------------------------------------------------------
                                            6,240          - - -            (22)         6,218
                                        ------------------------------------------------------

Mortgage-backed securities:
  GNMA                                        246             19          - - -            265
  REMIC                                    18,124          - - -           (489)        17,635
  FHLMC                                    11,682            182            (97)        11,767
  Resolution Trust Corporation             10,664          - - -             (1)        10,663
  FNMA                                     11,615            155            (43)        11,727
  FNMA REMIC                                2,687          - - -          - - -          2,687
  Other triple A rated mortgage-
    backed securities                       4,873             16           (138)         4,751
                                        ------------------------------------------------------
                                           59,891            372           (768)        59,495
                                        ------------------------------------------------------
                                        $ 101,581      $     381     $   (1,299)     $ 100,663
                                        ------------------------------------------------------
                                        ------------------------------------------------------


HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 3.  LOANS RECEIVABLE AND LOANS HELD FOR SALE

Loans receivable at June 30, 1997 and 1996 consist of the following:

                                                                        1997           1996
                                                                    ----------------------------
Loans secured by real estate:
  Residential:
    One-to-four family                                               $  162,090     $  170,918
    Multi-family                                                         59,971         62,932
  Commercial                                                             34,252         26,130
  Construction and development                                            5,315         20,823
Consumer and other loans:
  Automobile                                                             66,483         48,181
  Junior liens on mortgages                                              36,779         23,152
  Commercial                                                             27,534         13,913
  Other loans                                                            20,934         25,505
  Mobile homes                                                           15,571         20,031
  Agriculture                                                             8,261          5,431
  Education loans                                                         6,409          5,729
  Credit card loans                                                       2,310          - - -
  Loans on savings accounts                                               2,299          2,210
  Home improvement loans                                                  1,957          1,146
                                                                    ----------------------------
                                                                        450,165        426,101
Less:
  Undisbursed portion of loans in process                                 4,272          7,349
  Deferred loan fees and unearned discounts and premiums, net             1,348          1,480
  Allowance for loan losses                                               4,526          4,129
                                                                    ----------------------------
                                                                     $  440,019     $  413,143
                                                                    ----------------------------
                                                                    ----------------------------


Loans held for sale totaling $3,483 and $7,280 at June 30, 1997 and 1996, respectively, consist of one-to-four family fixed-rate loans.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 3.  LOANS RECEIVABLE AND LOANS HELD FOR SALE (CONTINUED)

Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                 1997           1996           1995
                              ----------------------------------------
Balance, beginning             $  4,129       $  4,039       $  4,899
  Provision (recoveries)
    charged to income               693            590           (515)
  Charge-offs                    (1,121)          (850)          (963)
  Recoveries                        825            350            618
                              ----------------------------------------
Balance, ending                $  4,526       $  4,129       $  4,039
                              ----------------------------------------
                              ----------------------------------------


Nonaccrual loans for which interest has been reduced totaled approximately $1,252, $2,063 and $2,711 at June 30, 1997, 1996 and 1995, respectively.
Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended June 30 are summarized below:

                                  1997            1996           1995
                              ----------------------------------------
Interest income that would
  have been recorded           $    266       $    457       $    227
Interest income recognized          (88)          (379)           (30)
                              ----------------------------------------
Interest income foregone       $    178       $     78       $    197
                              ----------------------------------------
                              ----------------------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 4.  LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $322,058 and $315,704 at June 30, 1997 and 1996, respectively.

Custodial balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $1,848 and $2,488 at June 30, 1997 and 1996, respectively.

In the first quarter of fiscal year 1997, the Company adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights". This Statement requires that a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and then sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values.

In the third quarter of fiscal year 1997, the Company adopted FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement establishes basic principles that state that an entity should recognize only assets it controls and liabilities it has incurred. Assets should be "derecognized" only when control has been surrendered, liabilities should be "derecognized" only when they have been extinguished, and recognition of financial assets and liabilities should not be affected by the sequence of transactions unless the effect of the transactions is to maintain effective control over a transferred financial asset. Statement No. 125 also continues the recognition of mortgage servicing rights on loans sold and supersedes Statement No. 122 for transactions after January 1, 1997.

In accordance with the provisions of Statement Nos. 122 and 125, mortgage servicing rights in the amount of $200 were capitalized during the year ended June 30, 1997. The fair value of capitalized mortgage servicing rights was $174 at June 30, 1997. The fair value of the mortgage servicing rights was estimated as the present value of the expected future cash flows using a discount rate of 15.0% at June 30, 1997. The Company recognized expense for amortization of the cost of mortgage servicing rights in the amount of $19 for the year ended June 30, 1997. The effect of adopting Statement Nos. 122 and 125 increased net income by $181 for the year ended June 30, 1997.


No valuation allowance was provided for mortgage servicing rights capitalized during the year ended June 30, 1997.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 5.  ACCRUED INTEREST RECEIVABLE
The following is a summary of accrued interest receivable at June 30, 1997 and 1996 by asset type:

                                                         1997          1996
                                                      -----------------------
    Loans receivable and loans held for sale           $  3,215      $  3,144
    Securities available for sale                           737           482
    Mortgage-backed securities available for sale           184           376
                                                      -----------------------
                                                       $  4,136      $  4,002
                                                      -----------------------
                                                      -----------------------


Dividends receivable on investments are included with accrued interest receivable.


NOTE 6.  OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment at June 30, 1997 and 1996 consist of the following:


                                                         1997          1996
                                                      -----------------------
Land                                                   $  1,852      $  1,917
Buildings and improvements                               14,836        13,996
Leasehold improvements                                      303           458
Furniture, fixtures, equipment and automobile             7,929         9,200
                                                      -----------------------
                                                         24,920        25,571
Less accumulated depreciation and amortization           (9,850)      (10,525)
                                                      -----------------------
                                                       $ 15,070      $ 15,046
                                                      -----------------------
                                                      -----------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 7.  DEPOSITS

Deposits at June 30, 1997 and 1996 consist of the following:

                                                1997           1996
                                            --------------------------
Savings accounts                             $  28,968      $  31,445
NOW accounts                                    26,924         22,030
Noninterest bearing accounts                    18,663         11,293
Money market accounts                           34,421         34,339
Certificates                                   309,210        299,059
                                            --------------------------
                                             $ 418,186      $ 398,166
                                            --------------------------
                                            --------------------------



A summary of savings certificates by maturity at June 30, 1997 is as follows:

Maturity in:
-----------------------------------------------------------------------
6 months or less                                            $  98,249
More than 6 months through 1 year                              66,884
More than 1 year through 3 years                              138,129
More than 3 years through 5 years                               5,890
Thereafter                                                         58
                                                           -----------
                                                           $  309,210
                                                           -----------
                                                           -----------


Eligible savings accounts are insured up to $100 by the Savings Association Insurance Fund (SAIF) under management of the Federal Deposit Insurance Corporation (FDIC). The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $66,742 and $62,266 at June 30, 1997 and 1996, respectively.


On September 30, 1996, the President signed into law Savings Association Insurance Fund legislation which assessed a one time charge of approximately $2,600 to the Bank. An assessment was imposed on the Bank and other member institutions of the SAIF in order to recapitalize the SAIF and facilitate the future merger of the Bank Insurance Fund (BIF) and SAIF into the Deposit Insurance Fund.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 8.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Maturities of advances from the Federal Home Loan Bank of Des Moines at June 30, 1997 and 1996 are as follows:

                                                                         1997           1996
                                                                     --------------------------
Fixed rate advances (with rates ranging from 4.5% to 6.6%):
  Due in one year or less                                             $  33,000      $  29,200
  Due after one through two years                                        16,000         15,000
  Due after two years through five years                                  6,000         13,000
  Due after five years                                                    2,224          3,328
                                                                     --------------------------
    Total fixed rate advances                                            57,224         60,528
                                                                     --------------------------
Variable rate advances (with rates ranging from 5.6% to 5.7%):
  Due in one year or less                                                12,995         17,995
  Due after one year through two years                                    4,000          7,000
  Due after two years through five years                                  - - -          4,000
                                                                     --------------------------
    Total variable rate advances                                         16,995         28,995
                                                                     --------------------------
                                                                      $  74,219      $  89,523
                                                                     --------------------------
                                                                     --------------------------



Aggregate maturities of advances are as follows: 1998 $45,995; 1999 $20,000; 2000 $5,000; 2001 $0; 2002 $1,000; and thereafter $2,224.

The Bank has a $20,000 open line of credit with the Federal Home Loan Bank of Des Moines which expires January 2, 1998. There were no advances outstanding on this line of credit at June 30, 1997.

Advances, including amounts advanced on the open line of credit, are secured by stock in the Federal Home Loan Bank of Des Moines and first mortgage loans with balances exceeding 150% of the amount of the advances.


Other borrowings consist of a note payable to the South Dakota Housing Development Authority (SDHDA) which had balance of $524 and $600 at June 30, 1997 and 1996, respectively. The SDHDA loaned $600 to the Bank at 0% interest rate per annum. The funds are to be used by the Bank to originate $600 in qualified home improvement loans. The note is due on August 31, 2000 and includes a demand feature which may be exercised if certain restrictions are not met. On August 8, 1996, the SDHDA exercised the demand feature on a portion of the note and requested payment of $76.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 9.  INCOME TAX MATTERS

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis. In fiscal years prior to the 1997 fiscal year, the Bank was allowed a special bad debt deduction based on 8 percent of taxable income, or on specified experience formulas. The Bank used the percentage of taxable income method in 1996 and the specified experience formula in 1995. Effective for fiscal year 1997, federal income tax laws have changed to eliminate the percentage of taxable income and experience formulas for the Company and only allow bad debt deductions based on actual charge offs. The Bank is required to recapture into income the excess of its June 30, 1996 loan loss reserves for "qualifying" and "nonqualifying" loans over its June 30, 1988 loan loss reserves for "qualifying" and "nonqualifying" loans. This excess, which was $720 at June 30, 1997, is required to be recaptured ratably over a six year period. The onset of recapture can be delayed for up to two years if the Bank meets residential loan origination requirements. At June 30, 1997, the Bank's recorded deferred tax liability of $245 provides for the recapture of the loan loss reserves and is netted against the deferred tax asset.

The consolidated provision for income taxes consists of the following for the years ended June 30:

                                                          1997           1996           1995
                                                       ----------------------------------------
Current:
  Federal                                               $  1,577       $  2,134       $    898
  State                                                      226            379            247
Deferred:
  Federal (benefit)                                         (221)           380            658
                                                       ----------------------------------------
                                                        $  1,582       $  2,893       $  1,803
                                                       ----------------------------------------
                                                       ----------------------------------------


Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in the tax expense are as follows:

                                                          1997           1996           1995
                                                       ----------------------------------------
Computed "expected" tax expense                         $  1,840       $  2,665       $  1,718
Increase (decrease) in income taxes resulting from:
  Goodwill amortization                                    - - -          - - -            156
  Tax exempt interest income                                 (58)           (67)           (48)
  Stock compensation deductible for tax                     (155)           (33)           (20)
  State taxes, net of federal benefit                        149            250            163
  Other, net                                                (194)            78           (166)
                                                       ----------------------------------------
                                                        $  1,582       $  2,893       $  1,803
                                                       ----------------------------------------
                                                       ----------------------------------------


HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 9.  INCOME TAX MATTERS (CONTINUED)

The components of the net deferred tax asset as of June 30, 1997 and 1996 are as follows:

                                                               1997           1996
                                                            -------------------------
Deferred tax assets:
  Allowance for loan losses                                  $  1,294       $  1,160
  Deferred loan fees                                              323            399
  Deferred credit card fees                                       193          - - -
  Discounts on loans from acquired associations                   193            252
  Accrued expenses                                                111             74
  Net unrealized loss on securities available for sale             92            296
  Other                                                            27          - - -
                                                            -------------------------
                                                                2,233          2,181
  Less valuation allowance                                       (239)          (239)
                                                            -------------------------
                                                                1,994          1,942
                                                            -------------------------

Deferred tax liabilities:
  FHLB stock dividends                                            234            234
  Office properties and equipment                                 185             56
  Other                                                             6            100
                                                            -------------------------
                                                                  425            390
                                                            -------------------------
                                                             $  1,569       $  1,552
                                                            -------------------------
                                                            -------------------------



Retained earnings at June 30, 1997 and 1996, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts for financial statement purposes was approximately $1,634 at June 30, 1997 and 1996.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 10. REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 1996, the most recent examination by the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table summarizes the Bank's compliance with its regulatory capital requirements at June 30, 1997:

                                    Bank's Capital               Required Capital              Excess Capital
                             --------------------------------------------------------------------------------------
                                Amount         Percent        Amount         Percent        Amount         Percent
                             --------------------------------------------------------------------------------------
Tier I (leverage) capital     $  42,495          7.57%      $  16,832          3.00%      $  25,663          4.57%
Total risk-based capital         47,021         12.87%         29,224          8.00%         17,797          4.87%


HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 11. STOCKHOLDERS' EQUITY AND DIVIDENDS RESTRICTIONS

In April of 1996, the Company approved a stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1996 through April 30, 1997. In April of 1997, the Company renewed the stock buy back program in which up to an additional 10% of the common stock of the Company may be acquired from May 1, 1997 through April 30, 1998. In accordance with the provisions of its stock buy back program, the Company purchased 95,300 shares of treasury stock during fiscal year 1997 and 53,015 shares of treasury stock during fiscal year 1996.

On October 23, 1996, the Company approved the creation of 50,000 shares of Preferred Stock, designated as "Series A Junior Participating Preferred Stock" with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance.

On October 23, 1996, the Company also declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock of the Company. The dividend was paid on November 13, 1996 to the stockholders of record on such date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $65 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The Rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The Rights expire on October 22, 2006, which date may be extended subject to certain additional conditions.

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992 who continue to maintain deposits at the Bank after its conversion from a Federal mutual savings and loan association to a Federal stock savings bank pursuant to its Plan of Conversion (Plan) adopted August 21, 1991, or (ii) the Bank's regulatory capital requirements. As a "Tier 1" institution (an institution with capital in excess of its capital requirements, both immediately before the proposed capital distribution and after giving effect to such distribution), the Bank may make capital distributions without the prior consent of the Office of Thrift Supervision (OTS) in any calendar year. The capital distribution is equal to the greater of 100% of net income for the year to date plus 50% of the amount by which the lesser of the institution's tangible, core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period. On July 22, 1997, the Bank mailed written notification to the OTS of its intention to pay $1,117 in dividends to the Company.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 12. EARNINGS PER SHARE

Earnings per share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding, including shares issuable upon exercise of dilutive options outstanding. The weighted number of common and common equivalent shares outstanding for the year ended June 30, 1997 and 1996 and as retroactively adjusted for the year ended June 30, 1995 were 3,087,940, 3,152,652 and 3,134,652, respectively.

On December 20, 1995, the Company declared a two-for-one stock split in the form of a stock dividend of one share of common stock for each one share outstanding, payable to shareholders of record on January 10, 1996. Earnings and dividends per share have been retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock split for all periods presented. The stockholders' equity of the Company was adjusted for the effect of the two-for-one stock split and $16 was transferred from additional paid-in capital to common stock.

NOTE 13. FASB STATEMENTS

The FASB issued Statement No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

The FASB issued Statement No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 13. FASB STATEMENTS (CONTINUED)

The FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previous unconsolidated subsidiaries. This Statement is effective for financial statements for periods beginning after December 15, 1997.

NOTE 14. DEFINED BENEFIT PLAN

The Company has a noncontributory defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of twenty-one and have completed one year of service. The benefits are based on years of service and the employee's compensation of the highest five out of the past ten years. The Company's funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time. One hundred percent vesting occurs after five years, and retirement with age 65.

The components of pension cost for the years ended June 30 consist of the following:

                                                     1997      1996      1995
                                                   ----------------------------
Service cost                                        $  193    $  162    $  139
Interest cost on projected benefit obligation          102        96        77
Actual return on plan assets                          (176)     (105)      (82)
Net amortization and deferral                           55        (2)      (21)
                                                   ----------------------------
                                                    $  174    $  151    $  113
                                                   ----------------------------
                                                   ----------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 14. DEFINED BENEFIT PLAN (CONTINUED)

The following table sets forth the plan's funded status as of June 30, 1997 and 1996, respectively, and the amounts recognized in the accompanying statements of financial condition:

                                                                    1997           1996
                                                                 -------------------------
Actuarial present value of benefit obligations:
  Vested benefits                                                 $  1,337       $  1,309
                                                                 -------------------------
                                                                 -------------------------

  Accumulated benefits                                            $  1,419       $  1,385
                                                                 -------------------------
                                                                 -------------------------

Projected benefit obligation for services rendered to date        $ (1,742)      $ (1,535)
Plan assets at fair value                                            1,651          1,501
                                                                 -------------------------
Projected benefit obligation (in excess of) plan assets                (91)           (34)
Unrecognized net loss                                                  691            623
Unrecognized prior service cost (benefit)                             (362)          (411)
Unrecognized transitional obligation                                   109            121
                                                                 -------------------------
Prepaid pension cost                                              $    347       $    299
                                                                 -------------------------
                                                                 -------------------------


The weighted-average post-retirement and pre-retirement discount rates used in determining the actuarial present value of the benefit obligations were 6.0% and 7.5% for both fiscal years 1997 and 1996. The rate of increase in future compensation levels used to determine the actuarial present value of the benefit obligations was 5.50% and 4.75% for fiscal years 1997 and 1996, respectively. The expected long-term rate of return on plan assets was 8.0% for both fiscal years 1997 and 1996.

During 1995, lump sum payments totaling $781 were paid to terminated participants, constituting a settlement which resulted in a loss of $196 for the year ending June 30, 1995.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 15. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP includes an employee savings plan feature which provides for voluntary contributions by eligible employees on a tax-deferred basis with no matching contribution by the Company. All shares owned by the ESOP are included in earnings per share computations, with shares being allocated to eligible employees as the corresponding ESOP debt is repaid. At June 30, 1997, the ESOP holds 194,070 shares comprised of 110,807 shares which have been allocated to eligible employees and 83,263 shares remaining unallocated. Dividends on unallocated shares are used to fund the release of unallocated shares annually. Annual contributions are limited to the maximum tax-deductible amount and amounts necessary to ensure continued compliance with the Bank's regulatory capital requirements. During 1994, HF Financial Corp. made payments to the ESOP trust in the amount of $906 to enable the trust to pay off the ESOP debt. HF Financial Corp. recorded a receivable equal to the amounts paid which is reflected as a deduction from stockholders' equity (unearned compensation) in the accompanying consolidated statements of financial condition. The receivable is reduced as the Bank makes contributions to the Plan which in turn are used to repay the Company and the corresponding compensation expense is recorded.

For financial statement purposes, expense for the ESOP is determined on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred. The compensation cost charged to expense was $129, $122 and $161 for 1997, 1996 and 1995, respectively.

The Company has elected not to adopt the accounting treatment for the ESOP shares provided by AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans", as all ESOP shares were held by the ESOP as of December 31, 1992 and are allowed to be accounted for under previously existing accounting standards.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 16. STOCK-BASED COMPENSATION PLANS

The Company has stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants under the fixed stock option plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                           1997           1996
                                        -------------------------
Net income:
  As reported                            $  3,674       $  4,722
  Pro forma                                 3,630          4,721

Earnings per share:
  As reported                                1.19           1.49
  Pro forma                                  1.18           1.49


The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement have been applied only to options granted after June 30, 1995.

Under the Company's stock option and incentive plan (Option Plan), stock options of 552,000 common shares may be granted to directors and officers of the Bank. Options granted under the Option Plan may be either options that qualify as Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or options that do not qualify. The Option Plan also provides for the award of stock appreciation rights, limited stock appreciation rights and restricted stock. In fiscal year 1997, the Option Plan was amended to increase the number of shares of the Company's common stock reserved for issuance under the Option Plan from 302,000 to 552,000.

At June 30, 1997, 437,470 shares of common stock were reserved for issuance under the Option Plan. The options granted under the Option Plan expire ten years from the date of grant.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in fiscal years 1997 and 1996, respectively: a dividend rate as a percentage of stock price of 1.85% for both years; price volatility of 12% for both years, risk-free interest rates of 6.79% and 6.89%; and expected lives of seven years for both years.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 16. STOCK-BASED COMPENSATION PLANS (CONTINUED)

A summary of the status of the plan and changes during the years ended June 30 are as follows:

                                                     1997                          1996
                                        -----------------------------------------------------------
                                                         Weighted                      Weighted
                                                          Average                       Average
    Fixed Options                          Shares     Exercise Price     Shares     Exercise Price
---------------------------------------------------------------------------------------------------
Outstanding at beginning of year          131,880     $         7.70    191,426     $         7.07
    Granted                                36,485              16.13        624              15.55
    Forfeited                               - - -              - - -     (4,988)             11.98
    Exercised                             (29,776)              7.24    (55,182)              5.21
                                        -----------------------------------------------------------
Outstanding at end of year                138,589     $        10.02    131,880     $         7.70
                                        ---------                     ---------
                                        ---------                     ---------


Options for 96,650, 113,866 and 81,376 were exercisable at June 30, 1997, 1996 and 1995, respectively. The weighted average fair value of options granted were $8.38 and $8.46 for the fiscal years ended June 30, 1997 and 1996, respectively.

Fixed options outstanding at June 30, 1997 are summarized as follows:

             Options Outstanding         Options Exercisable
        -------------------------------------------------------
                                        Remaining
           Number         Number       Contractual    Exercise
         Outstanding    Exercisable       Life         Price
        -------------------------------------------------------

              58,040         58,040         4         $   5.00
               6,794          6,794         5             7.56
               5,000          4,000         6            11.00
              24,852         14,912         7            12.25
               6,794          6,794         6            13.13
                 400            160         8            14.88
              29,305          5,860         8            15.31
                 224             90         8            16.75
               7,180          - - -         9            19.50
            ------------------------
             138,589         96,650
            ------------------------
            ------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 16. STOCK-BASED COMPENSATION PLANS (CONTINUED)

Under the Management Recognition and Retention Plan (MRP), restricted stock awards covering shares representing an aggregate of up to two and one-half percent of outstanding common shares may be granted to directors and officers of the Bank. Further information concerning the MRP restricted stock awards is as follows:

                                                                  Outstanding
                                                                     Awards
                                                                  ------------
June 30, 1995                                                          49,752
  Awards granted                                                        - - -
  Awards canceled                                                       - - -
  Awards vested                                                       (46,752)
                                                                  ------------
June 30, 1996                                                           3,000
  Awards granted                                                        - - -
  Awards canceled                                                       - - -
  Awards vested                                                        (2,500)
                                                                  ------------
June 30, 1997                                                             500
                                                                  ------------
                                                                  ------------


Awards vest at the rate of 25% per year of continuous service with the Bank. The unearned compensation under the MRP is recorded as a reduction of stockholders' equity and is amortized to operations as the shares vest.

During the year ended June 30, 1997, the Company approved a Director Restricted Stock Plan (Plan) which provides that awards of restricted shares of the Company's common stock be made to outside directors of the Company. The Plan is designed to allow for payment of the annual retainer fee in shares of the Company's common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index. Each outside director is entitled to all voting, dividend and distribution rights until the expiration of the award. The effective date of the Plan is July 1, 1997. The Plan has 50,000 shares allocated to it and is in effect for a period of ten years. On July 1, 1997, 3,050 shares were awarded under the Plan as the annual retainer for the Company's Board of Directors for the year ending June 30, 1998.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments are as follows:


                                                                   June 30,
                                            --------------------------------------------------------
                                                       1997                         1996
                                            --------------------------------------------------------
                                              Carrying                      Carrying
                                               Amount      Fair Value        Amount      Fair Value
                                            --------------------------------------------------------
Financial Assets
  Cash and cash equivalents                  $  17,957      $  17,957      $  11,145      $  11,145
  Securities                                    77,280         77,280        100,663        100,663
  Loans                                        443,502        446,009        420,423        421,443
  Accrued interest receivable                    4,136          4,136          4,002          4,002

Financial Liabilities
  Deposits                                     418,186        416,145        398,166        401,235
  Borrowed funds                                74,743         74,200         90,123         89,285
  Accrued interest payable and advances
    by borrowers for taxes and insurance        10,634         10,634         10,520         10,520


HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 18. COMMITMENTS, CONTINGENCIES AND CREDIT RISK

The Bank originates first mortgage and consumer loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. Mobile home loans are concentrated primarily in the upper midwest states. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset. At June 30, 1997 and 1996, the Bank has approximately $428 and $585 of loans sold with recourse to the Federal National Mortgage Association (FNMA). The collateral securing these loans are one-to-four family mortgage loans which are seasoned. Unused lines of credit and letters of credit amounted to $32,943 and $718 at June 30, 1997 and $23,000 and $184 at June 30, 1996, respectively, and are collateralized in substantially the same manner as loans receivable.

The Company had outstanding commitments to originate or purchase and sell loans of approximately $27,254 and $17,425, respectively, at June 30, 1997. The portion of commitments to originate fixed rate loans totaled $13,694 with a range in interest rates of 4.9% to 10.0%. No losses are expected to be sustained in the fulfillment of any of these commitments.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

NOTE 19. CASH FLOW INFORMATION
Changes in other assets and liabilities at June 30, 1997, 1996 and 1995 consist of:

                                                1997       1996        1995
                                             ---------------------------------
(Increase) in accrued interest receivable $ (134) $ (466) $ (308) (Increase) decrease in prepaid expenses and
  other assets                                    (360)       699          62
(Increase) decrease in deferred income taxes      (221)       380         794
Increase in accrued interest payable and
  other liabilities                              2,374      1,273       2,207
                                             ---------------------------------
                                              $  1,659   $  1,886    $  2,755
                                             ---------------------------------
                                             ---------------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 20. FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)

The Company's condensed balance sheets as of June 30, 1997 and 1996 and related condensed statements of income and cash flows for each of the years in the three year period ended June 30, 1997 are as follows:

                               CONDENSED BALANCE SHEETS


                                                        1997        1996
                                                    -----------------------
Assets
  Cash, all with Home Federal Savings Bank           $   9,295   $   7,563
  Investments, marketable securities                     1,003       1,988
  Investment in Home Federal Savings Bank               42,707      41,439
  Investment in HomeFirst Mortgage Corp.                   244         475
  Investment in HF Card Services, L.L.C.                    60           3
  Other                                                    114         237
                                                    -----------------------
                                                     $  53,423   $  51,705
                                                    -----------------------
                                                    -----------------------

Liabilities                                          $     449   $     442
Stockholders' equity                                    52,974      51,263
                                                    -----------------------
                                                     $  53,423   $  51,705
                                                    -----------------------
                                                    -----------------------


                            CONDENSED STATEMENTS OF INCOME


                                           1997         1996        1995
                                        -----------------------------------
Interest income                          $    495     $    543    $    439
Equity in earnings of subsidiaries          3,531        4,683       3,224
Other income                                   58        - - -          10
Expenses                                     (314)        (486)       (534)
Income tax benefit (expense)                  (96)         (18)         59
                                        -----------------------------------
    Net income                           $  3,674     $  4,722    $  3,198
                                        -----------------------------------
                                        -----------------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 20. FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY) (CONTINUED)

                          CONDENSED STATEMENTS OF CASH FLOWS


                                                          1997           1996           1995
                                                       ----------------------------------------
Cash Flows From Operating Activities
  Net income                                            $  3,674       $  4,722       $  3,198
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of unearned compensation                    116            150            178
    Equity in earnings of subsidiaries                    (3,531)        (4,683)        (3,224)
    Cash dividends received from subsidiary                2,839          3,307          2,673
    Increase in liabilities                                    7            175            135
    Other, net                                                93            (92)          (126)
                                                       ----------------------------------------
      Net cash provided by operating activities            3,198          3,579          2,834
                                                       ----------------------------------------

Cash Flows From Investing Activities
  Purchase of investment securities                        - - -         (5,507)         - - -
  Proceeds from maturities and sales of securities         1,056          5,200          3,500
  Investment in HF Card Services, L.L.C.                     (43)            (8)         - - -
  Investment in HomeFirst Mortgage Company                 - - -           (250)          (500)
                                                       ----------------------------------------
      Net cash provided by (used in) investing
        activities                                         1,013           (565)         3,000
                                                       ----------------------------------------

Cash Flows From Financing Activities
  Purchase of treasury stock                              (1,611)          (802)         - - -
  Cash dividends paid                                     (1,083)        (1,011)          (914)
  Proceeds from issuance of common stock                     215            287             55
                                                       ----------------------------------------
      Net cash (used in) financing activities             (2,479)        (1,526)          (859)
                                                       ----------------------------------------
      Increase in cash                                     1,732          1,488          4,975

Cash at Beginning of Period                                7,563          6,075          1,100
                                                       ----------------------------------------
Cash at End of Period                                   $  9,295       $  7,563       $  6,075
                                                       ----------------------------------------
                                                       ----------------------------------------


HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands except earnings per share)

                                           Year Ended June 30, 1997
                              -------------------------------------------------
                                 First        Second      Third        Fourth
                              -------------------------------------------------
Total interest income          $  11,147    $  10,956   $  10,813    $  11,096
Net interest income                4,865        4,766       4,687        4,862
Provision for losses on loans         90           64         166          373
Net income (loss)                   (378)       1,265       1,308        1,479

Earnings (loss) per share          (0.12)        0.42        0.42         0.48


                                           Year Ended June 30, 1996
                              -------------------------------------------------
                                 First        Second      Third        Fourth
                              -------------------------------------------------
Total interest income          $  10,483    $  10,887   $  11,020    $  11,075
Net interest income                3,910        4,162       4,729        4,903
Provision for losses on loans      - - -        - - -         120          470
Net income                         1,008        1,189       1,431        1,094

Earnings per share                  0.32         0.39        0.45         0.35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

DIRECTORS

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-K is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, except for information contained under the headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, except for information contained under the headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed with this report.
(1)  See index to consolidated financial statements on page 65 of this report.
(2) All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

    (a) (3) EXHIBITS

                                                                                  SEQUENTIAL
                                                                                 PAGE NUMBER
                                                           REFERENCE TO         WHERE ATTACHED
                                                           PRIOR FILING          EXHIBITS ARE
                                                            OR EXHIBIT            LOCATED IN
REGULATION                                                    NUMBER                 THIS
S-K EXHIBIT                                                  ATTACHED              FORM 10-K
  NUMBER               DOCUMENT                               HERETO                REPORT

      3(i)    Articles of Incorporation                         (1)             Not Applicable

     3(ii)    By-Laws                                           (1)             Not Applicable

       4.0    Rights Agreement                                  (5)             Not Applicable

      10.1    Employment contracts between the Bank and
              Curtis L. Hage and Donald F. Bertsch              (1)             Not Applicable

      10.2    Amendment to employment contract between
              the Bank and Curtis L. Hage                       (4)             Not Applicable

      10.3    Amendment to employment contract between
              the Bank and Donald F. Bertsch                    (4)             Not Applicable

      10.4    1991 Stock Option and Incentive Plan              (2)             Not Applicable

      10.5    Articles of Incorporation of HF Card
              Services L.L.C.                                   (4)             Not Applicable

      10.6    Amendment to 1991 Stock Option and
              Incentive Plan                                    10.6            Page 110

      10.7    1996 Director Restricted Stock Plan               10.7            Page 111

      10.8    Employment Contract between the Bank
              and Gene F. Uher                                  10.8            Page 120

        21    Subsidiaries of Registrant                        21              Page 130

        23    Consents of Experts and Counsel                   23              Page 131

        27    Financial Data Schedule                           27              Page 132


_____________
(1) Filed as exhibits to the Company's Form S-1 registration statement filed on December 6, 1991 (File No. 33-44383) pursuant to Section 5 of the Securities Act of 1933.
(2) Filed as exhibits to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1993.
(3) Filed as exhibits to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1994.
(4) Filed as exhibits to the Company's Annual Report on Form 10k for the fiscal year ended June 30, 1996.
(5) Filed as Exhibit I to the Company's filing on Form 8-A, filed on October 28, 1996.

All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) REPORTS ON FORM 8-K

No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                      SIGNATURES


    Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HF FINANCIAL CORP.


                                       By /s/ Curtis L. Hage
                                         -----------------------------------
                                         Curtis L. Hage, Chairman, President
                                         and Chief Executive Officer
                                         (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Curtis L. Hage                     /s/ Donald F. Bertsch
-------------------------------------  -------------------------------------
Curtis L. Hage, Chairman, President    Donald F. Bertsch, Senior Vice
and Chief Executive Officer            President and Chief Financial Officer
(PRINCIPAL EXECUTIVE AND OPERATING     (PRINCIPAL FINANCIAL AND ACCOUNTING
OFFICER)                               OFFICER)


Date: September 17, 1997               Date: September 17, 1997
      -------------------------------        -------------------------------


/s/ Thomas L. Van Wyhe                 /s/ Paul J. Hallem
-------------------------------------  -------------------------------------
Thomas L. Van Wyhe, Director           Paul J. Hallem, Director


Date: September 17, 1997               Date: September 17, 1997
      -------------------------------        -------------------------------


/s/ Jeffrey G. Parker                  /s/ Robert L. Hanson
-------------------------------------  -------------------------------------
Jeffrey G. Parker, Director            Robert L. Hanson, Director


Date: September 17, 1997               Date: September 17, 1997
-------------------------------------        -------------------------------

/s/ William G. Pederson
-------------------------------------  -------------------------------------
William. G. Pederson, Director         Kevin T. Kirby


Date: September 17, 1997               Date:
      -------------------------------        -------------------------------


                                       -------------------------------------
                                       JoEllen G. Koerner, Ph.D.


                                       Date:
                                             -------------------------------

                                  INDEX TO EXHIBITS


  Exhibit
  Number
-----------

   10.6       Amendment to 1991 Stock Option and Incentive Plan

   10.7       1996 Director Restricted Stock Plan

   10.8       Employment Contract between the Bank and Gene F. Uher

   21         Subsidiaries of Registrant

   23         Consents of Experts and Counsel