Form 10-Q
period 1997-09-30
HF FINANCIAL CORP
filed 1997-11-07
CIK 881790

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

    As of October 30, 1997 there were outstanding 2,937,715 common shares, net of 170,315 shares of treasury stock, with $.01 par value, of the registrant.

                                  HF FINANCIAL CORP.

                                      FORM 10-Q
                                        INDEX

                                                                            Page

PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited):

              Consolidated Statements of Financial Condition
                As of  September 30, 1997 and June 30, 1997                  1

              Consolidated Statements of Income  for the Three
                Months Ended September 30, 1997 and 1996                     2

              Consolidated Statement of Stockholders' Equity
                for the Three months ended  September 30, 1997               3

              Consolidated Statements of Cash Flows  for the
                Three months ended September 30, 1997 and 1996              4-5

              Notes to Consolidated Financial Statements                     6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operationns               7-18

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                              19

    Item 2.   Changes in Securities                                          19

    Item 3.   Default upon Senior Securities                                 19

    Item 4.   Submission of Matters to a Vote
              of Security Holders                                            19

    Item 5.   Other Information                                              19

    Item 6.   Exhibits and Reports on Form 8-K                               19

    Signatures                                                               20

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Dollars in Thousands)
                                     (Unaudited)


                              ASSETS                                   September 30, 1997          June 30, 1997
                                                                       ------------------       ------------------
Cash and cash equivalents                                              $           20,309       $           17,957
Securities available for sale                                                      59,627                   46,940
Loans receivable, net                                                             433,260                  440,019
Loans held for sale                                                                 9,677                    3,483
Mortgage-backed securities available for sale                                      29,015                   30,340
Accrued interest receivable                                                         4,219                    4,136
Foreclosed real estate and other properties                                           320                      593
Office properties and equipment, at cost, net of accumulated
   depreciation                                                                    14,794                   15,070
Prepaid expenses and other assets                                                   1,026                      870
Loan servicing rights, net                                                          1,168                    1,134
Deferred income taxes                                                               1,471                    1,569
Intangible assets, net                                                                  3                        3
                                                                       ------------------       ------------------
                                                                       $          574,889       $          562,114
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                               $          434,582       $          418,186
Advances from Federal Home Loan Bank
   and other borrowings                                                            67,719                   74,743
Advances by borrowers for taxes and insurance                                       6,775                    4,074
Accrued interest payable                                                            6,087                    6,560
Other liabilities                                                                   5,541                    5,577
                                                                       ------------------       ------------------
   TOTAL LIABILITIES                                                              520,704                  509,140
                                                                       ------------------       ------------------


Stockholders' Equity
Preferred stock, $.01 par value, 500,000 shares authorized,
   none outstanding                                                                  ----                     ----
Series A Junior Participating Preferred Stock, $1.00 stated value,
   50,000 shares authorized none outstanding                                         ----                     ----
Common stock, $.01 par value, 5,000,000 shares authorized,
   2,973,715 shares outstanding at September 30, 1997
   and 2,986,215 shares outstanding at June 30, 1997                                   31                       31
Additional paid-in capital                                                         14,817                   14,695
Retained earnings, substantially restricted                                        42,706                   41,336
Unearned compensation                                                                (453)                    (453)
Net unrealized (loss) on securities available for sale                                (15)                    (222)
Less cost of 170,315 and 148,315 shares
   of treasury stock at September 30, 1997 and June 30, 1997                       (2,901)                  (2,413)
                                                                       ------------------       ------------------
   TOTAL STOCKHOLDERS' EQUITY                                                      54,185                   52,974
                                                                       ------------------       ------------------
                                                                       $          574,889       $          562,114
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------


See Notes to Consolidated Financial Statements.

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in Thousands Except for Per Share Data)
                                     (Unaudited)

                                                                                   Three months ended
                                                                                      September 30,
                                                                       -------------------------------------------
                                                                             1997                      1996
                                                                       ------------------       ------------------
Interest and dividend income:
Loans receivable                                                       $           10,475       $            9,685
   Mortgage-backed securities                                                         477                      870
   Investment securities and other interest bearing deposits                        1,052                      592
                                                                       ------------------       ------------------
                                                                                   12,004                   11,147
                                                                       ------------------       ------------------

Interest expense:
   Deposits                                                                         5,664                    5,036
   Advances from FHLB and other borrowed money                                        996                    1,246
                                                                       ------------------       ------------------
                                                                                    6,660                    6,282
                                                                       ------------------       ------------------

    Net interest income                                                             5,344                    4,865
Provision for losses on loans                                                         526                       90
                                                                       ------------------       ------------------
   Net interest income after provision for losses on loans                          4,818                    4,775
                                                                       ------------------       ------------------

Noninterest income:
   Loan servicing income                                                              266                      238
   Loan fees and service charges                                                      550                      175
   Fees on deposits                                                                   535                      390
   Commission and insurance income                                                    208                      183
   Appraisal and inspection fees                                                       79                      166
   Gain on sale of securies, net                                                        5                        2
   Gain on sales of loans                                                             216                      131
   Credit card fee income                                                             598                       --
   Other                                                                               72                      105
                                                                       ------------------       ------------------
                                                                                    2,529                    1,390
                                                                       ------------------       ------------------

Noninterest expense:
   Compensation and employee benefits                                               2,481                    2,338
   Occupancy and equipment                                                            653                      724
   Federal insurance premiums and assessment                                           68                    2,877
   Credit card processing expense                                                     345                       --
   Other general and administrative expenses                                        1,081                      854
   Losses, provision for losses and expenses on foreclosed
     real estate and other properties, net                                            153                       35
                                                                       ------------------       ------------------
                                                                                    4,781                    6,828
                                                                       ------------------       ------------------
Income (loss) before income taxes                                                   2,566                     (663)

Income tax expense (credit)                                                           882                     (285)
                                                                       ------------------       ------------------
   Net income (loss)                                                   $            1,684       $             (378)
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------

Earnings (loss) per share:
   Net income (loss) per share                                         $             0.55       $            (0.12)
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------


See Notes to Consolidated Financial Statements

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three months ended September 30, 1997
                                (Dollars In Thousands)
                                     (Unaudited)

                                                           Additional                                  Unrealized
                                             Common         Paid-In       Retained      Unearned         (Loss)        Treasury
                                             Stock          Capital       Earnings     Compensation    Net of tax       Stock
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance, June 30, 1997                    $         31   $     14,695   $     41,336   $       (453)  $       (222)  $     (2,413)

Net income                                        ----           ----          1,684           ----           ----           ----

Exercise of stock options for 9,500 shares        ----            122           ----           ----           ----           ----

Cash dividends ($0.105 per share)
   on common stock                                ----           ----           (314)          ----           ----           ----

Adjustment to unrealized gains (losses)
   on available for sale securities,
   net of tax                                     ----           ----           ----           ----            207           ----

Purchase of Treasury Stock                        ----           ----           ----           ----           ----           (488)

Amortization of unearned compensation             ----           ----           ----           ----           ----           ----
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance, September 30, 1997               $         31   $     14,817   $     42,706   $       (453)  $        (15)  $     (2,901)
                                          ------------   ------------   ------------   ------------   ------------   ------------
                                          ------------   ------------   ------------   ------------   ------------   ------------


See Notes to Consolidated Financial Statements

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                    (Unaudited)


                                                                            Three months ended September 30,
                                                                       -------------------------------------------
                                                                             1997                      1996
                                                                       ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $            1,684       $             (378)
   Adjustments to reconcile net income(loss) cash provided
     by operating activities:
   Provision for losses on loans                                                      526                       90
   Depreciation                                                                       360                      336
   Amortization of premiums and discounts, net:
     Securities                                                                      (101)                      23
     Loans, loans held for sale and mortgage-backed securities                         12                      (42)
   Reduction in cost of intangible assets                                            ----                        7
   Reduction in loan mortgage servicing rights                                         51                       30
   Amortization of unearned compensation                                             ----                        1
   (Decrease) in deferred loan fees                                                  (323)                    (498)
   Loans originated for resale                                                    (24,675)                 (10,637)
   Proceeds from the sale of loans                                                 24,891                   10,742
   (Gain) on sale of loans                                                           (216)                    (105)
   (Gain) loss on sale of securities                                                   (5)                      (2)
   Losses and provisions for losses on sales of foreclosed
     real estate and other properties, net                                            116                        7
   (Increase)decrease in accrued interest receivable                                  (83)                     188
   (Increase) decrease in prepaid expenses and other assets                          (156)                    (383)
   (Gain) loss on disposal of property and equipment                                    2                       (1)
   Increase (decrease) in other liabilities                                          (509)                   1,158
   (Increase) decrease in deferred income tax                                          98                      (33)
                                                                       ------------------       ------------------
      Net cash provided by operating activities                        $            1,672       $              503
                                                                       ------------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale:
     Sales and maturities                                              $            6,033       $            1,000
     Purchases                                                                    (18,558)                    ----
   Proceeds from sale of property and equipment                                        46                       36
   Purchase of property and equipment:                                               (132)                    (396)
   Purchase of mortgage servicing rights                                              (85)                     (68)
   Loans purchased                                                                 (4,199)                  (5,067)
   Loans made to customers                                                        (40,833)                 (28,875)
   Sale of participating interests in loans                                         2,345                     ----
   Principal collected on loans                                                    43,206                   24,770
   Proceeds from sale of foreclosed real estate
     and other properties, net                                                       ----                      118
   Proceeds from sale/maturities of mortgage-backed securities                       ----                    8,117
   Repayment of mortgage-backed securities                                          1,464                    8,306
                                                                       ------------------       ------------------
      Net cash provided by (used in) investing activities              $          (10,713)      $            7,941
                                                                       ------------------       ------------------


See Notes to Consolidated Financial Statements

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (Dollars in Thousands)
                                     (Unaudited)


                                                                            Three months ended September 30,
                                                                       -------------------------------------------
                                                                             1997                      1996
                                                                       ------------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                            $           16,396       $            9,652
   Proceeds of advances from Federal Home Loan Bank and other
     borrowings                                                                     5,000                    5,000
   Payments on advances from Federal Home Loan Bank and other
     borrowings                                                                   (12,024)                 (17,098)
   Increase in advances by borrowers for taxes and insurance                        2,701                    2,222
   Proceeds from issuance of common stock                                             122                      102
   Purchase of treasury stock                                                        (488)                    (845)
   Cash dividends paid                                                               (314)                    (271)
                                                                       ------------------       ------------------
     Net cash provided by (used in) financing activities               $           11,393       $           (1,238)
                                                                       ------------------       ------------------

   Increase in cash and cash equivalents                               $            2,352       $            7,206
   Cash and cash equivalents:
     Beginning                                                                     17,957                   11,145
                                                                       ------------------       ------------------
     Ending                                                            $           20,309       $           18,351
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------


See Notes to Consolidated Financial Statements.

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For The Three months ended September 30, 1997 and 1996
                                (Dollars in thousands)
                                     (unaudited)

NOTE 1.   SELECTED ACCOUNTING POLICIES

BASIS OF PRESENTATION:

     The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of HF Financial Corp. (the "Company"), its subsidiaries, HomeFirst Mortgage Corp.(formerly known as HF Mortgage Corp. ), HF Card Services L.L.C. and Home Federal Savings Bank, (the "Bank") and the Bank's subsidiaries.


NOTE 2.   REGULATORY CAPITAL

The following table sets forth the Bank's compliance with its capital requirements at September 30, 1997:

                                                  Amount    Percent
                                                  -------   -------
          Tier I (Tangible) capital:
              Required. . . . . . . . . . . .     $17,213      3.00%
              Actual. . . . . . . . . . . . .      42,881      7.47
              Excess. . . . . . . . . . . . .      25,668      4.47%
          Risk-based capital:
              Required. . . . . . . . . . . .     $30,162      8.00%
              Actual. . . . . . . . . . . . .      47,594     12.62
              Excess. . . . . . . . . . . . .      17,432      4.62%


NOTE 3.   EARNINGS PER SHARE

     Earnings per share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding, including shares issuable upon exercise of dilutive options outstanding. The weighted average number of common and common equivalent shares outstanding for the three month period ended September 30, 1997 and 1996 as adjusted was 3,065,435 and 3,167,438 respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS



GENERAL


     HF Financial Corp. ("Company") was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Bank") issued in the mutual to stock conversion of the Bank. The Company acquired all of the stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a new mortgage subsidiary as HomeFirst Mortgage Corp. ("Mortgage Corp."). In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of this entity. The activities of the Company itself have no significant impact on the results of operations on a consolidated basis. Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services and the Mortgage Corp.

     HomeFirst Mortgage Corp. is a South Dakota Corporation which had an office in Omaha, Nebraska. The Mortgage Corp. was a mortgage banking operation that originated one-to-four family residential loans which were sold into the secondary market and to the Bank. The Company ceased operation of Homefirst Mortgage Corp. during the first quarter of fiscal 1998.

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


FINANCIAL CONDITION DATA

         At September 30, 1997, the Company had total assets of $574.9 million, an increase of $12.8 million from the level at June 30, 1997. The increase in assets was due primarily to an increase in securities available for sale of $12.7 million and cash and cash equivalents of $2.4 million. The increase in securities available for sale, and cash and cash equivalents was funded primarily by a decrease in mortgage-backed securities of $1.3 million, an increase in deposits of $16.4 million and an increase in advances by borrowers for taxes and insurance of $2.7 million from the levels at June 30, 1997. The remaining excess funds received from the mortgage-backed securities, deposits and advances by borrowers for taxes and insurance were used to paydown advances from Federal Home Loan Bank and other borrowings by
$7.0 million from levels at June 30, 1997.   In addition, stockholders'
equity increased from $53.0 million at June 30,

1997 to $54.2 million at September 30, 1997, primarily due to net income of $1.7 million and the change in the net unrealized loss on securities available for sale of $207,000, which was offset by the payment of cash dividends of $314,000 to the Company's stockholders and an increase in treasury stock of $488,000.

     The decrease in mortgage-backed securities of $1.3 million was primarily the result of amortizations and prepayments of principal exceeding purchases. The Bank had no purchases of mortgage-backed securities during the three months ended September 30, 1997.

     The increase in securities of $12.7 million from the level at June 30, 1997 is primarily due to purchases of $18.6 million exceeding sales and maturities of securities available for sale of $6.0 million during the three months ended September 30, 1997.

     The $16.4 million increase in deposits was primarily due to an increase in savings accounts of $20.2 million, an increase in checking accounts of $6.3 million, and an increase in money market accounts of $3.0 million which were partially offset by a decrease in certificates of deposit of $13.1 million. In July and August 1997, the Bank received deposits of approximately $38.0 million from local governmental entities which requires a pledge of collateral of 110% of the deposits. The Bank subsequently pledged debt and mortgage-backed securities to meet this requirement.

     Advances from the FHLB and other borrowings decreased $7.0 million for the three month period ended September 30, 1997 primarily due to the payment of $12.0 million on advances and other borrowings during the three month period ended September 30, 1997. These advances were partially offset by the Company obtaining $5.0 million of advances and borrowings for liquidity management and to fund loans.

     The $2.7 million increase in advances by borrowers for taxes and insurance was due primarily to the receipt of escrow payments in excess of amounts paid out. The major escrow payments are primarily paid semiannually in April and October.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

     AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the three month period September 30, 1997 and 1996 include fees which are considered adjustments to yield.

                                                                      Three Months Ended September 30,
                                           ---------------------------------------------------------------------------------------
                                                              1997                                        1996
                                           ------------------------------------------   ------------------------------------------

                                              Average       Interest                       Average       Interest
                                            Outstanding      Earned/        Yield/       Outstanding      Earned/        Yield/
                                              Balance         Paid           Rate          Balance         Paid           Rate
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1). . . . . . . .     $    453,790   $     10,475           9.23%  $    432,550   $      9,685           8.96%
   Mortgage-backed securities. . . . .           29,901            477           6.38%        53,771            870           6.47%
   Other investment securities (2) . .           66,040            960           5.81%        36,436            497           5.46%
   FHLB stock. . . . . . . . . . . . .            5,222             92           7.05%         5,222             95           7.28%
                                           ------------   ------------   ------------   ------------   ------------   ------------
Total interest-earning assets. . . . .     $    554,953   $     12,004           8.65%  $    527,979   $     11,147           8.45%
                                                          ------------   ------------                  ------------   ------------
                                                          ------------   ------------                  ------------   ------------
   Non-interest earning assets . . . .           29,241                                       28,664
                                           ------------                                 ------------
Total assets . . . . . . . . . . . . .     $    584,194                                 $    556,643
                                           ------------                                 ------------
                                           ------------                                 ------------

Interest-bearing liabilities:
Deposits:
   Now and money market accounts . . .     $     80,989   $        507           2.50%  $     68,203   $        432           2.53%
   Savings accounts. . . . . . . . . .           60,794            579           3.81%        30,685            159           2.07%
   Certificates of deposit . . . . . .          302,201          4,578           6.06%       300,960          4,445           5.91%
                                           ------------   ------------   ------------   ------------   ------------   ------------
     Total deposits. . . . . . . . . .     $    443,984   $      5,664           5.10%  $    399,848   $      5,036           5.04%
   FHLB Advances and other
     borrowings. . . . . . . . . . . .           68,135            996           5.85%        88,108          1,246           5.66%
                                           ------------   ------------   ------------   ------------   ------------   ------------

Total interest-bearing liabilities . .     $    512,119   $      6,660           5.20%  $    487,956   $      6,282           5.15%
                                                          ------------   ------------                  ------------   ------------
                                                          ------------   ------------                  ------------   ------------
   Other liabilities . . . . . . . . .           18,417                                       17,889
                                           ------------                                 ------------
Total liabilities. . . . . . . . . . .     $    530,536                                 $    505,845
   Equity. . . . . . . . . . . . . . .           53,658                                       50,798
                                           ------------                                 ------------
Total liabilities and equity . . . . .     $    584,194                                 $    556,643
                                           ------------                                 ------------
                                           ------------                                 ------------

Net interest income; interest
   rate spread . . . . . . . . . . . .                    $      5,344           3.45%                 $      4,865           3.30%
                                                          ------------   ------------                  ------------   ------------
                                                          ------------   ------------                  ------------   ------------

Net interest margin (3). . . . . . . .                                           3.85%                                        3.69%
                                                                         ------------                                 ------------
                                                                         ------------                                 ------------

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


                                                Three months ended September 30,
                                             ----------------------------------------
                                                          1997 vs 1996
                                             ----------------------------------------
                                              Increase       Increase
                                             (Decrease)     (Decrease)        Total
                                               Due to         Due to        Increase
                                               Volume          Rate        (Decrease)
                                             ----------     ----------     ----------
                                                      (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                      $      483     $      307     $      790
   Mortgage-backed securities                      (383)           (10)          (393)
   Other investment securities (2)                  417             46            463
   FHLB stock                                        --             (3)            (3)
                                             ----------     ----------     ----------

Total interest-earning assets                $      517     $      340     $      857
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------
Interest-bearing liabilities:
Deposits:
   Now and money markets                     $       81    $        (6)    $       75
   Savings accounts                                 222            199            421
   Certificates of deposit                           20            112            132
                                             ----------     ----------     ----------
     Total Deposits                          $      323     $      305     $      628
                                             ----------     ----------     ----------
     FHLB Advances and other borrowings      $     (287)    $       37     $     (250)
                                             ----------     ----------     ----------
Total Interest-bearing liabilities           $       36     $      342     $      378
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------

Net interest income increase                                               $      479
                                                                           ----------
                                                                           ----------


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


                                                                          September 30,              June 30,
                                                                       ------------------       ------------------
                                                                              1997                     1997
                                                                       ------------------       ------------------
                                                                                   (Dollars in Thousands)
Non-accruing loans:
   One to four Family                                                  $            1,454       $              618
   Commercial real estate                                                            ----                      154
   Multi-family                                                                      ----                     ----
   Mobile Homes                                                                       135                       52
   Credit Cards                                                                      ----                     ----
   Consumer                                                                           514                      428
   Commercial Business                                                                353                     ----
                                                                       ------------------       ------------------
Total                                                                  $            2,456       $            1,252
                                                                       ------------------       ------------------

Accruing loans delinquent more than 90 days:
   One to four Family                                                  $             ----       $             ----
   Commercial real estate                                                            ----                     ----
   Multi-family                                                                      ----                     ----
   Mobile Homes                                                                      ----                     ----
   Credit Cards                                                                      ----                     ----
   Consumer                                                                          ----                     ----
   Commercial Business                                                               ----                     ----
                                                                       ------------------       ------------------
Total                                                                  $             ----       $             ----
                                                                       ------------------       ------------------

Foreclosed Assets:
   One to four Family                                                  $              177       $              311
   Commercial real estate                                                            ----                     ----
   Multi-family                                                                      ----                     ----
   Mobile Homes                                                                        13                      124
   Credit Cards                                                                      ----                     ----
   Consumer                                                                           130                      158
   Commercial Business                                                               ----                     ----
                                                                       ------------------       ------------------
Total                                                                  $              320       $              593
                                                                       ------------------       ------------------

Total non-performing assets                                            $            2,776       $            1,845
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------

Total as a percentage of total assets                                                0.48%                    0.41%
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------

Total Non-performing loans as a percentage of total loans                            0.55%                    0.49%
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------



    (1) Nonperforming loans includes nonaccruing loans and loans delinquent more than 90 days.

    (2) Percentage is calculated based upon total assets of the Company, the Bank, HF Card Services and the Mortgage Corp. on a consolidated basis.

    (3) Nonperforming assets includes nonaccruing loans, accruing loans delinquent more than 90 days and foreclosed assets.

    When a loan becomes 90 days delinquent, the Bank places the loan on a non-accrual status and, as a result, accrued interest income on the loan is taken out of income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status until the borrower has brought the loan current.

    Nonperforming assets increased to $2.8 million at September 30, 1997 from $1.8 million at June 30, 1997, an increase of $931,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.48% at September 30, 1997 from 0.41% at June 30, 1997.

    Nonaccruing loans increased to $2.5 million at September 30, 1997 from $1.3 million at June 30, 1997, an increase of $1.2 million. Included in nonaccruing loans at September 30, 1997 were 39 loans totaling $1.5 million secured by one- to four-family real estate, nine mobile home loans totaling $135,000, four commercial business loans totaling $353,000 and forty-five consumer loans totaling $514,000. For the three months ended September 30, 1997, gross interest income of $160,000 would have been recognized on loans accounted for on a non-accrual basis had such loans been current in accordance with their original terms. Gross interest income of $5,000 was recognized as income on loans accounted for on a non-accrual basis.

    Foreclosed assets decreased to $320,000 at September 30, 1997 from $593,000 at June 30, 1997, a decrease of $273,000.

    At September 30, 1997, the Bank had approximately $7.1 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the September 30, 1997 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at September 30, 1997 will be adequate in the future.

    The following table sets forth information with respect to activity in the Bank's allowance for losses on loans during the periods indicated.


                                                                                   Three Months Ended
                                                                       -------------------------------------------
                                                                             9/30/97                  9/30/96
                                                                       ------------------       ------------------
                                                                                  (Dollars in Thousands)
BALANCE AT BEGINNING OF PERIOD                                         $            4,526       $            4,129
CHARGE-OFFS:
One- to four-family                                                                   (16)                     (27)
Commercial                                                                           ----                     ----
Multi-family                                                                         ----                     ----
Consumer                                                                             (172)                     (72)
Credit Cards                                                                         (175)                    ----
Mobile homes                                                                          (64)                     (41)
                                                                       ------------------       ------------------
Total charge-offs                                                      $             (427)      $             (140)
                                                                       ------------------       ------------------

RECOVERIES:
One- to four-family                                                    $                6       $             ----
Commercial                                                                           ----                     ----
Multi-family                                                                         ----                       46
Commercial business                                                                  ----                        1
Consumer                                                                               45                       46
Credit Cards                                                                          137                     ----
Mobile homes                                                                            9                        9
                                                                       ------------------       ------------------
Total recoveries                                                       $              197       $              104
                                                                       ------------------       ------------------

Net (charge-offs) recoveries                                           $             (230)      $              (36)

Additions charged to operations                                                       526                       90
                                                                       ------------------       ------------------

Balance at end of period                                               $            4,822       $            4,183
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------

Ratio of net (charge-offs) recoveries during the period to
   average loans outstanding during the period                                      (0.05)%                  (0.01)%
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------

Ratio of allowance for loan losses to total loans at end
   of period                                                                         1.08%                    0.98%
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------

Ratio of allowance for loan losses to non-performing
   loans at end of period (1)                                                      196.32%                  200.15%
                                                                       ------------------       ------------------
                                                                       ------------------       ------------------


          (1) Non-performing loans includes non-accruing loans and accruing loans delinquent more than 90 days.



    The allowance for loan losses was $4.8 million at September 30, 1997 as
compared to $4.2 million at September  30, 1996.    The ratio of the allowance
for losses on loans to total loans was 1.08% at September 30, 1997 and 0.98% at September 30, 1996. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for losses on loans. The Bank will continue to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                             At September 30, 1997           At June 30, 1997
                                                                           Percent                       Percent
                                                                           of Loans                      of Loans
                                                                           in Each                       in Each
                                                                           Category                      Category
                                                                           to Total                      to Total
                                                             Amount          Loans         Amount          Loans
                                                          ------------   ------------   ------------   ------------
                                                                            (Dollars in Thousands)
One- to four- family                                      $      1,405          33.53%  $      1,540          36.50%

Commercial and multi-family real estate (1)                        899          21.46%           926          21.94%

Mobile homes                                                       138           3.29%           145           3.43%

Consumer                                                         1,314          31.35%         1,254          29.73%

Credit Cards                                                       667           0.86%           329           0.51%

Agricultural                                                       108           2.58%            77           1.82%

Commercial  business                                               291           6.94%           255           6.07%
                                                          ------------   ------------   ------------   ------------

     Total                                                $      4,822         100.00%  $      4,526         100.00%
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------


     (1)   Includes construction loans.



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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     GENERAL. The Company's net income increased $2.1 million to $1.7 million for the three months ended September 30, 1997 as compared to a loss of $378,000 for the three months ended September 30, 1996. As discussed in more detail below, this increase was due primarily to the decrease in noninterest expense of $2.0 million and an increase in noninterest income of $1.1 million which were partially offset by an increase in income tax expense of $1.2 million.

     INTEREST INCOME. Interest income increased $857,000 from $11.1 million for the three months ended September 30, 1996 to $12.0 million for the three months ended September 30, 1997. This increase was primarily due to an increase in interest earned on interest earning assets and an increase in the average balance of interest earnings assets. The average yield on interest earning assets increased from 8.45% to 8.65% and the average balance of interest earning assets increased $27.0 million when comparing the three months ended Septemer 30, 1997 to the same period in the prior fiscal year.

     INTEREST EXPENSE. Interest expense increased $378,000 from $6.3 million for the three months ended September 30, 1996 to $6.7 million for the three months ended September 30, 1997. This increase was largely attributable to an increase in average rates paid on interest bearing liabilities and an increase in the average balance of interest bearing liabilities. The average rates on interest bearing liabilities increased from 5.15% for the three months ended September 30, 1996 to 5.20% for the three months ended September 30, 1997. The average balance of interest bearing liabilities increased $24.2 million for the three months ended September 30, 1997 as compared to the same period in the prior fiscal year.

     NET INTEREST MARGIN. The Company's net interest margin for the three months ended September 30, 1997 as compared to September 30, 1996 increased 16 basis points to 3.85%. As discussed above, the yields on interest earning assets increased more than the rates paid on interest-bearing liabilities, resulting in an increase in net interest margin. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

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

      During the three months ended September 30, 1997, the Company recorded a provision for losses on loans of $526,000 as compared to $90,000 for the three months ended September 30, 1996. The provision for loan losses of $526,000 for the three months ended September 30, 1997 compared to the same period in fiscal 1996 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. The Bank increased its provision for losses on loans to aid in absorbing possible loan losses from the credit card loan program. See "Asset Quality" for further discussion.

     The allowance for loan losses at September 30, 1997 was $4.8 million. The allowance increased approximately $296,000 from the June 30, 1997 balance primarily as a result of the provision for loan losses of $526,000 exceeding net charge-offs of $230,000. The ratio of allowance for loan losses to nonperforming loans at September 30, 1997 was 196.32% compared to 200.15% at September 30, 1996. The allowance for losses on loans to total loans at September 30, 1997 was 1.08% compared to 0.98% at September 30, 1996. The Bank's management believes that the September 30, 1997 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

     NONINTEREST INCOME. Noninterest income was $2.5 million for the three months ended September 30, 1997 as compared to $1.4 million for the three months ended September 30, 1996, an increase of $1.1 million.

     Loan fees and service charges increased by $375,000 for the three months ended September 30, 1997 as compared to the same period in the prior fiscal year. The majority of the increase was from late charges on credit cards loans of $223,000. The credit card program began in the second quarter of fiscal 1997.


     Fees on deposits increased $145,000 for the three months ended September 30, 1997 as compared to the same period in the prior fiscal year. This increase was due to an increase in the number of transaction accounts that customers have with the bank. See "Financial Condition Data" for further discussion.

     The increase in credit card income of $598,000 for the three months ended September 30, 1997 as compared to the same period in fiscal 1996 is primarily due to an increase in fees received on unsecured credit cards. This represents processing fees, interchange fees, annual fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997.

     NONINTEREST EXPENSE. Noninterest expense decreased $2.0 million from $6.8 million for the three months ended September 30, 1996 to $4.8 million for the three months ended September 30, 1997. This decrease was primarily from a decrease in federal insurance premiums and assessments of $2.8 million, which was partially offset by an increase in compensation and employee benefits of $143,000, and an increase in losses, provision for losses and expenses on foreclosed real estate and other properties, net.

     The decrease in the federal insurance premiums of $2.8 million is the result of the passage by Congress and the President of the United States of the Savings Association Insurance Fund "SAIF" legislation which resulted in a one time assessment of $2.6 million to the Bank in order to recapitalize the SAIF during the first quarter of fiscal 1997. This one time assessment was charged to the Bank on September 30, 1996.

     There was an increase of $345,000 in the cost of third party processors of credit cards of $345,000. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program. The Company began processing credit cards in the second quarter of fiscal 1997.

     INCOME TAX EXPENSE. The Company's income tax expense for the three months ended September 30, 1997 was $882,000 compared to a credit of $285,000 for the three months ended September 30, 1996, an increase of $2.1 million. This increase was proportionate to the increase in the Company's income before income tax as compared to the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are deposits, amortization and prepayments of loan principal (including mortgage-backed securities) and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.

     Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At September 30, 1997, the Bank's regulatory liquidity ratio was 5.89%.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales,
(iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the three months ended September 30, 1997, the Bank generated funds internally that allowed it to pay down FHLB advances. The Bank renewed its open line of credit with the FHLB in January 1997 at an amount of $20.0 million which will expire in January 1998.
Management expects this line of credit to be renewed at this time.   There were
no outstanding advances on this line of credit at September 30, 1997.

     The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1997, the Bank had outstanding commitments to originate or purchase loans of $44.7 million and to sell loans of $27.0 million. In addition, the Bank had committments to purchase $3.5 million securities available for sale. There was no commitment to purchase or sell mortgage-backed securities, or securities to be held to maturity.

     Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.


     In April of 1996, the Company initiated a stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1996 through April 30, 1997. A total of 138,315 shares of common stock were purchased pursuant to this program. In April of 1997, the Company initiated another stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1997 through April 30, 1998. In accordance with the provisions of the current stock buy back program, the Company had purchased 32,000 shares of common stock as of September 30, 1997.

     Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at September 30, 1997, the Bank met all current capital requirements.

     The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 7.47% at September 30, 1997

     Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation or its effect of the Bank.

     During the first quarter of fiscal 1997, the Small Business Job Protection Act of 1996 was signed into law which repealed the percentage of taxable income method of computing the bad debt deduction for savings institutions for tax years beginning after December 31, 1995. Beginning in fiscal year 1997, the Bank is required to recapture into income the excess of its June 30, 1997 loan loss reserves for "qualifying" and "nonqualifying" loans over its June 30, 1988 loan loss reserves for "qualifying" and "nonqualifying" loans. This excess which was $720,000 at June 30, 1997 and September 30, 1997, is required to be recaptured ratably over a six year period. The onset of recapture can be delayed for one or two years if the Bank meets a residential loan originations requirement in effect in 1996 and 1997. To qualify for a deferral each year, the Bank will be required to lend as much in dollar terms on residential real estate as in the average of the most recent six years. The residential loan calculation does not include refinancing and home equity loans. At June 30, 1997 and September 30, 1997, the Bank's recorded deferred tax liability of $245,000 provides for the recapture of the loan loss reserves.

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

     The FASB issued SFAS No. 130, " Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997.

     The FASB issued SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No.14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previous unconsolidated subsidiaries. This Statement does not apply to nonpublic business enterprises or to not-for-profit organizations. This Statement is effective for financial statements for periods beginning after December 15, 1997.

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



                                             HF Financial Corp.

                                        ---------------------------------
                                                (Registrant)

Date:                                 by
---------------------------------       ---------------------------------
                                             Curtis L. Hage, Chairman,
                                             President and Chief Executive
                                             Officer
                                             (Duly Authorized Officer)

Date:                                 by
---------------------------------       ---------------------------------
                                             Donald F. Bertsch, Senior
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)