Form 10-Q
period 1997-12-31
HF FINANCIAL CORP
filed 1998-01-28
CIK 881790

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                      OR

               / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19772

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----     ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of January 26, 1998 there were outstanding 2,977,365 common shares, net of 170,315 shares of treasury stock, with $.01 par value, of the registrant.

                              HF FINANCIAL CORP.

                                   FORM 10-Q
                                     INDEX


                                                                         Page
     PART I.        Financial Information
     ------------------------------------
            Item 1. Financial Statements (Unaudited):

                    Consolidated Statements of Financial Condition
                      As of  December 31, 1997 and June 30, 1997           1

                    Consolidated Statements of Income  for the Three and
                       Six Months Ended December 31, 1997 and 1996         2

                    Consolidated Statement of Stockholders' Equity
                      for the Six months ended  December 31, 1997          3

                    Consolidated Statements of Cash Flows  for the
                      Six months ended December 31, 1997 and 1996        4-5

                     Notes to Consolidated Financial Statements            6

            Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations     7-19

     PART II.       Other Information
     --------------------------------
            Item 1. Legal Proceedings                                    20

            Item 2. Changes in Securities                                20

            Item 3. Default upon Senior Securities                       20

            Item 4. Submission of Matters to a Vote
                      of Security Holders                                20

            Item 5. Other Information                                    20

            Item 6. Exhibits and Reports on Form 8-K                     20

            Signatures                                                   21

                      HF FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in Thousands)
                                  (Unaudited)


                ASSETS                                          December 31,      June 30,
                                                                   1997             1997
                                                                --------------------------

Cash and cash equivalents                                          $  25,612    $  17,957
Securities available for sale                                         66,241       46,940
Loans receivable, net                                                427,498      440,019
Loans held for sale                                                   10,521        3,483
Mortgage-backed securities available for sale                         27,913       30,340
Accrued interest receivable                                            4,355        4,136
Foreclosed real estate and other properties                              358          593
Office properties and equipment, at cost, net of
    accumulated depreciation                                          14,789       15,070
Prepaid expenses and other assets                                        746          870
Loan servicing rights, net                                             1,233        1,134
Deferred income taxes                                                  1,402        1,569
Intangible assets, net                                                   ---            3
                                                                           -
                                                                  -----------------------
                                                                  $  580,668   $  562,114
                                                                  -----------------------
                                                                  -----------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                          $  444,613   $  418,186
Advances from Federal Home Loan Bank
     and other borrowings                                             65,694       74,743
Advances by borrowers for taxes and insurance                          4,488        4,074
Accrued interest payable                                               6,360        6,560
Other liabilities                                                      3,905        5,577
                                                                  -----------------------
     Total Liabilities                                               525,060      509,140
                                                                  -----------------------


Stockholders' Equity
Preferred stock, $.01 par value, 500,000 shares authorized,
    none outstanding                                                    ----         ----
Series A Junior Participating Preferred Stock, $1.00 stated
   value, 50,000 shares authorized, none outstanding                    ----         ----
Common Stock, $.01 par value, 5,000,000 shares authorized,
   3,147,680 shares outstanding at December 31, 1997 and
   3,134,530 shares outstanding at June 30, 1997                          31           31
Additional paid-in capital                                            14,835       14,695
Retained earnings, substantially restricted                           43,976       41,336
Unearned compensation                                                   (453)        (453)
Net unrealized gain (loss) on securities available for sale              120         (222)
Less cost of 170,315 and 148,315 shares of treasury stock at
   December 31, 1997 and June 30, 1997                                (2,901)      (2,413)
                                                                  -----------------------
     Total Stockholders' Equity                                       55,608       52,974
                                                                  -----------------------
                                                                   $ 580,668    $ 562,114
                                                                  -----------------------
                                                                  -----------------------
See Notes to Consolidated Financial Statements.


                      HF FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands Except for Per Share Data)
                                  (Unaudited)


                                                                               Three months                   Six months
                                                                            ended December 31,            ended December 31,
                                                                        ------------------------   ---------------------------
                                                                             1997          1996          1997           1996
                                                                        --------       --------     ---------      ---------
Interest and dividend income:
     Loans receivable                                                   $  10,069      $  9,669     $  20,544      $  19,354
     Mortgage-backed securities                                               458           690           935          1,560
     Investment securities and other interest bearing deposits              1,093           597         2,145          1,189
                                                                        ---------      --------     ---------      ---------
                                                                           11,620        10,956        23,624         22,103
                                                                        ---------      --------     ---------      ---------
Interest expense:
     Deposits                                                               5,508         5,067        11,172         10,103
     Advances from FHLB and other borrowed money                              972         1,123         1,968          2,369
                                                                        ---------      --------     ---------      ---------
                                                                            6,480         6,190        13,140         12,472
                                                                        ---------      --------     ---------      ---------

     Net interest income                                                    5,140         4,766        10,484          9,631
Provision for losses on loans                                                 804            64         1,330            154
                                                                        ---------      --------     ---------      ---------
     Net interest income after provision for losses on loans                4,336         4,702         9,154          9,477
                                                                        ---------      --------     ---------      ---------
Noninterest income:
     Loan servicing income                                                    288           244           554            482
     Loan fees and service charges                                            127           273           677            448
     Fees on deposits                                                         570           391         1,105            781
     Commission and insurance income                                          202           196           410            379
     Appraisal and inspection fees                                            100           101           179            267
     Gain on sale of securities, net                                            5          ----            10              2
     Gain on sales of loans                                                    71           150           287            281
     Credit Card fee income                                                 1,386          ----         1,984           ----
     Other                                                                     65           147           137            252
                                                                        ---------      --------     ---------      ---------
                                                                            2,814         1,502         5,343          2,892
                                                                        ---------      --------     ---------      ---------
Noninterest expense:
     Compensation and employee benefits                                     2,451         2,334         4,932          4,672
     Occupancy and equipment                                                  648           733         1,301          1,457
     Federal insurance premiums and assessment                                 69           236           137          3,113
     Credit card processing expense                                           511          ----           856           ----
     Other general and administrative expenses                                981           947         2,062          1,801
     Losses, provision for losses and expenses on foreclosed
      real estate and other properties, net                                    70            39           223             74
                                                                        ---------      --------     ---------      ---------
                                                                            4,730         4,289         9,511         11,117
                                                                        ---------      --------     ---------      ---------
     Income before income taxes                                             2,420         1,915         4,986          1,252
Income tax expense                                                            798           650         1,680            365
                                                                        ---------      --------     ---------      ---------
     Net income                                                         $   1,622      $  1,265     $   3,306      $     887
                                                                        ---------      --------     ---------      ---------
                                                                        ---------      --------     ---------      ---------
Earnings per share:
     Basic                                                              $    0.57      $   0.42     $    1.11      $    0.29
                                                                        ---------      --------     ---------      ---------
                                                                        ---------      --------     ---------      ---------
     Diluted                                                            $    0.55      $   0.41     $    1.08      $    0.29
                                                                        ---------      --------     ---------      ---------
                                                                        ---------      --------     ---------      ---------

See Notes to Consolidated Financial Statements

                      HF FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Six months ended December 31, 1997
                            (Dollars In Thousands)
                                  (Unaudited)

                                                                 Additional                                           Unrealized
                                                   Common         Paid-In        Retained      Unearned    Treasury   Gain (Loss)
                                                    Stock         Capital        Earnings    Compensation    Stock    Net of tax
                                                   -------       ---------      ---------    ------------  ---------  -----------
Balance, June 30, 1997                             $    31       $  14,695      $  41,336      $  (453)      $(2,413)    $  (222)


Net income                                            ----            ----          3,306         ----          ----        ----

Exercise of stock options for 13,150 shares           ----             140           ----         ----          ----        ----

Cash dividends ($0.21 per share)
     on common stock                                  ----            ----           (666)        ----          ----        ----

Adjustment to unrealized gains (losses) on
     available for sale securities, net of tax        ----            ----           ----         ----          ----         342

Purchase of Treasury Stock                            ----            ----           ----         ----          (488)       ----

Amortization of unearned compensation                 ----            ----           ----         ----          ----        ----
                                                   -------       ---------      ---------      --------      --------    --------


Balance, December 31, 1997                         $    31       $  14,835      $  43,976      $  (453)      $(2,901)    $   120
                                                   -------       ---------      ---------      --------      --------    --------
                                                   -------       ---------      ---------      --------      --------    --------


See Notes to Consolidated Financial Statements

                      HF FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                       (Unaudited)


                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                          1997         1996
                                                      --------       ------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $  3,306       $  887
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision  for losses on loans                           1,330          154
  Depreciation                                               727          682
  Amortization of premiums and discounts, net:
       Securities                                            (6)          (44)
       Mortgage-backed securities and loans                (144)          (79)
  Reduction in cost of intangible assets                       3           15
  Reduction in loan servicing rights                         101           61
  Amortization of unearned compensation                   ----              3
  (Decrease) in deferred loan fees                         (371)         (444)
  Loans originated for resale                           (40,953)      (23,031)
  Proceeds from the sale of loans                         41,240       23,245
  (Gain) on sale of loans                                  (287)         (214)
  (Gain) on sale of securities                              (10)           (2)
  Losses and provisions for losses on sales of foreclosed
    real estate and other properties, net                    152            7
  (Gain) on disposal of equipment                            (5)           (1)
  (Increase) decrease in accrued interest receivable       (219)          234
  (Increase) decrease in prepaid expenses and
    other assets                                             124         (425)
  (Decrease) in other liabilities                        (1,872)       (1,036)
  Decrease in deferred income tax                            167          155
                                                        --------       ------
     Net cash provided by operating activities          $  3,283       $  167
                                                        --------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loans purchased                                        (7,506)       (8,319)
  Loans made to customers                               (99,213)      (66,372)
  Principal collected on loans                            94,205       51,703
  Sale of participating interest in loans                 16,550        5,000
  Proceeds from sale/maturities of mortgage-
    backed securities                                        ---        8,276
  Repayment of mortgage-backed securities                  2,632       11,042
  Securities available for sale:
       Sales and maturities                               14,054        3,000
       Purchases                                        (33,058)          ---
  Proceeds from sale of property and equipment                49           70
  Purchase of property and equipment:                      (490)         (830)
  Purchase of Loan servicing rights                        (200)         (156)
  Proceeds from sale of foreclosed real estate
    and other properties, net                                571          192
                                                        --------       ------
       Net cash provided by (used in)
         investing activities                          $(12,406)       $3,606
                                                        --------       ------

See Notes to Consolidated Financial Statements

                      HF FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (Dollars in Thousands)
                                       (Unaudited)

                                                       Six Months Ended December 31,
                                                       -----------------------------
                                                             1997          1996
                                                       ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                               $ 26,427     $  15,520
  Proceeds of advances from Federal Home Loan Bank         25,000        22,000
  Payments on advances from Federal Home Loan Bank        (34,049)      (38,021)
  Increase (decrease)  in advances by borrowers for
    taxes and insurance                                       414          (306)
  Purchase of treasury stock                                 (488)         (845)
  Proceeds from issuance of common stock                      140           114
  Cash dividends paid                                        (666)         (542)
                                                         --------     ----------
       Net cash provided by (used in) financing
         activities                                      $ 16,778      $ (2,080)
                                                         --------     ----------
  Increase in cash and cash equivalents                  $  7,655     $   1,693
  Cash and cash equivalents:
       Beginning                                           17,957        11,145
                                                         --------     ----------
       Ending                                            $ 25,612     $  12,838
                                                         --------     ----------
                                                         --------     ----------

See Notes to Consolidated Financial Statements.

                      HF FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For The Six months ended December 31, 1997 and 1996
                            (Dollars in thousands)
                                  (unaudited)

NOTE 1.   SELECTED ACCOUNTING POLICIES

BASIS OF PRESENTATION:

     The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of HF Financial Corp. (the "Company"), its subsidiaries, HomeFirst Mortgage Corp. (formerly known as HF Mortgage Corp. ), HF Card Services L.L.C. and Home Federal Savings Bank, (the "Bank") and the Bank's subsidiaries.

NOTE 2.   REGULATORY CAPITAL

The following table sets forth the Bank's compliance with its capital requirements at December 31, 1997:

                                                  Amount     Percent
                                                  -------    -------
     Tier I (Tangible) capital:
        Required  . . . . . . . . . . . . . . . . $17,391     3.00%
        Actual  . . . . . . . . . . . . . . . . .  43,298     7.47
        Excess  . . . . . . . . . . . . . . . . .  25,907     4.47%
     Risk-based capital:
        Required  . . . . . . . . . . . . . . . . $30,065     8.00%
        Actual  . . . . . . . . . . . . . . . . .  47,996    12.77
        Excess  . . . . . . . . . . . . . . . . .  17,931     4.77%


NOTE 3.   EARNINGS PER SHARE

     The Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share" for the period ending December 31, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior-period EPS data presented. The Company restated the three months ended December 31, 1996 which reduced earnings per share by 1 cent. The six months ended December 31, 1996 had no impact on the previously reported earnings per share for the Company as a result of the adoption of the new standard.

     Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended December 31, 1997 and 1996 as adjusted was 2,856,386 and 3,023,325 respectively. The weighted average number of common shares outstanding for the six month period ended December 31, 1997 and 1996 as adjusted was 2,972,320 and 3,011,511 respectively.

     Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended December 31, 1997 and 1996 as adjusted was 2,939,093 and 3,079,589 respectively. The weighted average number of common and dilutive potential common equivalent shares outstanding for the six month period ended December 31, 1997 and 1996 as adjusted was 3,051,023 and 3,069,421 respectively.


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

FINANCIAL CONDITION DATA

         At December 31, 1997, the Company had total assets of $580.7 million, an increase of $18.6 million from the level at June 30, 1997. The increase in assets was due primarily to an increase in securities available for sale of $19.3 million, cash and cash equivalents of $7.7 million and loans held for sale of $7.0 million. The increase in securities available for sale, cash and cash equivalents and loans held for sale was funded primarily by a decrease in loans receivable of $12.5 million, mortgage-backed securities of $2.4 million, and an increase in deposits of $26.4 million from the levels at June 30, 1997. The remaining excess funds received from the mortgage-backed securities, and deposits were used to paydown advances from Federal Home Loan Bank and other
borrowings by $9.0 million from levels at June 30, 1997.   In addition,
stockholders' equity increased from $53.0 million at June 30, 1997 to $55.6 million at December 31, 1997, primarily due to net income of $3.3 million and the change in the net unrealized gain (loss) on securities available for sale of $342,000, which was offset by the payment of cash dividends of $666,000 to the Company's stockholders and the purchase of treasury stock of $488,000.

     The decrease in mortgage-backed securities of $2.4 million was primarily the result of amortizations and prepayments of principal exceeding purchases. The Bank had no purchases of mortgage-backed securities during the six months ended December 31, 1997.

     The decrease in loans receivable of $12.5 million was primarily the result of amortizations, sales and prepayments of principal exceeding originations.

     The increase in securities from the level at June 30, 1997 is primarily due to purchases of $33.0 million exceeding sales and maturities of securities available for sale of $14.0 million during the six months ended December 31, 1997.

     The $26.4 million increase in deposits was primarily due to an increase in savings accounts of $27.2 million, an increase in checking accounts of $11.1 million, and an increase in money market accounts of $5.7 million which were partially offset by a decrease in certificates of deposit of $17.6 million. In July and August 1997, the Bank received deposits of approximately $38.0 million from local governmental entities which requires a pledge of collateral of 110% of the deposits. The Bank subsequently pledged debt and mortgage-backed securities to meet this requirement. As of December 31, 1997, the Bank had total deposits from local governmental entities of $50.8 million.

     Advances from the FHLB and other borrowings decreased $9.0 million for the six month period ended December 31, 1997 primarily due to the repayment of $34.0 million on advances and other borrowings during the six month period ended December 31, 1997. These advances were partially offset by the Company obtaining $25.0 million of additional advances and borrowings for liquidity management and to fund loans.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

     AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the three and six months ended December 31, 1997 and 1996 include fees which are considered adjustments to yield.


                                                                          Three Months Ended December 31,
                                               ------------------------------------------------------------------------------
                                                                  1997                                        1996
                                               ----------------------------------------    ----------------------------------

                                                  Average       Interest                      Average    Interest
                                              Outstanding        Earned/        Yield/    Outstanding      Earned/   Yield/
                                                  Balance          Paid           Rate        Balance        Paid     Rate
                                               ----------      ---------      --------     ----------    --------   -------
                                                                             (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                      $  445,892      $  10,069         9.03%     $  439,512    $  9,669     8.80%
     Mortgage-backed securities                    28,611            458         6.40%         42,011         690     6.57%
     Other investment securities (2)               68,038          1,001         5.88%         37,102         505     5.44%
     FHLB stock                                     5,222             92         7.05%          5,222          92     7.05%
                                               ----------      ---------      --------     ----------    --------   -------

Total interest-earning assets                     547,763      $  11,620         8.49%        523,847      10,956     8.37%
                                                               ---------      --------                   --------   -------
     Non-interest earning assets.                  31,081                                      26,901
                                               ----------                                  ----------
Total assets                                   $  578,844                                  $  550,748
                                               ----------                                  ----------
                                               ----------                                  ----------

Interest-bearing liabilities:
Deposits:
     Now and money market accounts             $   88,354      $     567         2.57%     $   70,917    $    461     2.60%
     Savings accounts                              49,992            445         3.56%         30,497         160     2.10%
     Certificates of deposit                      299,702          4,496         6.00%        302,126       4,446     5.89%
                                               ----------      ---------      --------     ----------    --------   -------
          Total deposits                          438,048          5,508         5.03%        403,540       5,067     5.02%
FHLB Advances and other borrowings                 66,960            972         5.81%         79,256       1,123     5.67%
                                               ----------      ---------      --------     ----------    --------   -------
Total interest-bearing liabilities                505,008          6,480         5.13%        482,796       6,190     5.13%
                                                               ---------      --------                   --------   -------
     Other liabilities                             18,760                                      17,300
                                               ----------                                   ---------
Total liabilities                                 523,768                                     500,096
     Equity                                        55,076                                      50,652
                                               ----------                                   ---------
Total liabilities and equity                   $  578,844                                   $ 550,748
                                               ----------                                   ---------
                                               ----------                                   ---------
Net interest income; interest rate spread                      $   5,140         3.36%                   $  4,766     3.24%
                                                               ---------      --------                   --------   -------
                                                               ---------      --------                   --------   -------
Net interest margin (3)                                                          3.75%                                3.64%
                                                                              --------                              -------
                                                                              --------                              -------

                                    Page 9


                                                                          Six Months Ended December 31,
                                               ------------------------------------------------------------------------------
                                                                  1997                                        1996
                                               ----------------------------------------    ----------------------------------

                                                  Average       Interest                      Average    Interest
                                              Outstanding        Earned/        Yield/    Outstanding      Earned/   Yield/
                                                  Balance          Paid           Rate        Balance        Paid     Rate
                                               ----------      ---------      --------     ----------    --------   -------
                                                                             (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                      $  450,008      $  20,544         9.13%     $ 436,051     $ 19,354     8.88%
     Mortgage-backed securities                    29,256            935         6.39%        47,891        1,560     6.51%
     Other investment securities (2)               67,039          1,961         5.85%        36,769        1,002     5.45%
     FHLB stock                                     5,222            184         7.05%         5,222          187     7.16%
                                               ----------      ---------      --------     ---------     --------     -----
Total interest-earning assets                     551,525         23,624         8.57%       525,933       22,103     8.41%
                                                               ---------      --------                   --------     -----
     Non-interest earning assets.                  30,139                                     27,783
                                               ----------                                  ---------
Total assets                                   $  581,664                                  $ 553,716
                                               ----------                                  ---------
                                               ----------                                  ---------

Interest-bearing liabilities:
Deposits:
     Now and money market accounts              $  84,648      $   1,074         2.54%     $  68,951     $    893     2.59%
     Savings accounts                              55,393          1,024         3.70%        30,591          319     2.09%
     Certificates of deposit                      300,952          9,074         6.03%       301,542        8,891     5.90%
                                               ----------      ---------      --------     ---------     --------     -----
          Total deposits                          440,993         11,172         5.07%       401,084       10,103     5.04%
FHLB Advances and other borrowings                 67,714          1,968         5.81%        83,682        2,369     5.66%
                                               ----------      ---------      --------     ---------     --------     -----

Total interest-bearing liabilities                508,707         13,140         5.17%       484,766       12,472     5.15%
                                                               ---------      --------                   --------     -----
     Other liabilities                             18,589                                     17,594
                                               ----------                                  ---------
Total liabilities                                 527,296                                    502,360
     Equity                                        54,368                                     51,356
                                               ----------                                  ---------
Total liabilities and equity                   $  581,664                                  $ 553,716
                                               ----------                                  ---------
                                               ----------                                  ---------

Net interest income; interest rate spread                      $  10,484         3.40%                   $ 9,631      3.26%
                                                               ---------      --------                   --------     -----
                                                               ---------      --------                   --------     -----

Net interest margin (3)                                                          3.80%                                3.66%
                                                                              --------                                -----
                                                                              --------                                -----

-----------------------------------------------------------------------------------------------------------------------------

(1)  Includes interest on accruing loans past due 90 days or more.
(2)  Includes primarily U.S. government securities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                                    Page 10

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



                                            Three months ended December 31,             Six months ended December 31,
                                          ---------------------------------         ------------------------------------
                                                     1997 vs 1996                               1997 vs 1996
                                          ---------------------------------         ------------------------------------
                                          Increase    (Decrease)     Total          Increase     (Decrease)         Total
                                           Due to       Due to      Increase         Due to        Due to         Increase
                                           Volume         Rate     (Decrease)        Volume         Rate         (Decrease)
                                          --------    ---------    ----------       --------     ---------       ---------
                                                                    (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                   $  142        $  258       $  400         $  637         $  553        $  1,190
     Mortgage-backed securities               (217)          (15)        (232)          (596)           (29)           (625)
     Other investment securities (2)           438            58          496            883             73             956
                                            ------        ------       ------         ------         ------        --------

Total interest-earning assets               $  363        $  301       $  664         $  924         $  597        $  1,521
                                            ------        ------       ------         ------         ------        --------
                                            ------        ------       ------         ------         ------        --------

Interest-bearing liabilities:
Deposits:
    Now and money markets                   $  113        $   (7)      $  106         $  199         $  (18)         $  181
    Savings accounts                           139           148          287            458            247             705
    Certificates of deposit                    (35)           83           48            (18)           201             183
                                            ------        ------       ------         ------         ------        --------
      Total Deposits                           217           224          441            639            430           1,069
                                            ------        ------       ------         ------         ------        --------
      FHLB Advances and other
           borrowings                         (176)           25         (151)          (464)            63            (401)
                                            ------        ------       ------         ------         ------        --------

Total Interest-bearing liabilities           $  41        $  249       $  290         $  175         $  493          $  668
                                            ------        ------       ------         ------         ------        --------
                                            ------        ------       ------         ------         ------        --------

Net interest income increase                                           $  374                                        $  853
                                                                       ------                                      --------
                                                                       ------                                      --------

----------------------------------------------------------------------------------------------------------------------------

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


                                                      Nonperforming Assets As Of
                                                      --------------------------
                                                      December 31,      June 30,
                                                      ------------      --------
                                                          1997            1997
                                                      ------------      --------
                                                        (Dollars in Thousands)

Non-accruing loans:
     One to four Family                                $      680    $      618
     Commercial real estate                                  ----           154
     Multi-family                                            ----          ----
     Mobile Homes                                              83            52
     Credit Cards                                            ----          ----
     Consumer                                                 512           428
     Commercial Business                                      280          ----
                                                       ----------    ----------
Total                                                  $    1,555    $    1,252
                                                       ----------    ----------
Accruing loans delinquent more than 90 days:
     One to four Family                                $     ----    $     ----
     Commercial real estate                                  ----          ----
     Multi-family                                            ----          ----
     Mobile Homes                                            ----          ----
     Credit Cards                                             179          ----
     Consumer                                                ----          ----
     Commercial Business                                     ----          ----
                                                       ----------    ----------
Total                                                  $      179    $     ----
                                                       ----------    ----------
Foreclosed Assets:
     One to four Family                                $      194    $      311
     Commercial real estate                                  ----          ----
     Multi-family                                            ----          ----
     Mobile Homes                                             109           124
     Credit Cards                                            ----          ----
     Consumer                                                  55           158
     Commercial Business                                     ----          ----
                                                       ----------    ----------
Total                                                  $      358    $      593
                                                       ----------    ----------

Total non-performing assets                            $    2,092    $    1,845
                                                       ----------    ----------
                                                       ----------    ----------

Total as a percentage of total assets                       0.36%          0.33
                                                       ----------    ----------
                                                       ----------    ----------

Total Non-performing loans as a percentage
     of total loans                                         0.39%         0.28%
                                                       ----------    ----------
                                                       ----------    ----------


     (1) Nonperforming loans includes nonaccruing loans and loans delinquent more than 90 days.

     (2) Percentage is calculated based upon total assets of the Company, the Bank, HF Card Services and the Mortgage Corp. on a consolidated basis.

     (3) Nonperforming assets includes nonaccruing loans, accruing loans delinquent more than 90 days and foreclosed assets.

     On all loans except credit cards loans, when a loan becomes 90 days delinquent, the Bank places the loan on a non-accrual status and, as a result, accrued interest income on the loan is taken out of income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status until the borrower has brought the loan current. Credit card loans accrue interest income until 120 days delinquent, at that time the loans is charged off to the allowance for loan loss.

     Nonperforming assets increased to $2.1 million at December 31, 1997 from $1.8 million at June 30, 1997, an increase of $247,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.36% at December 31, 1997 as compared to 0.33% at June 30, 1997.

     Nonaccruing loans increased to $1.6 million at December 31, 1997 from $1.3 million at June 30, 1997, an increase of $303,000. Included in nonaccruing loans at December 31, 1997 were 21 loans totaling $680,000 secured by one- to four-family real estate, six mobile home loans totaling $83,000, four commercial business loans totaling $280,000 and forty consumer loans totaling $512,000. For the six months ended December 31, 1997, gross interest income of $195,092 would have been recognized on loans accounted for on a non-accrual basis had such loans been current in accordance with their original terms. Gross interest income of $40,326 was recognized as income on loans accounted for on a non-accrual basis.

     Accruing loans delinquent more than 90 days increased by $179,311 due to credit card loans. The Company began issuing credit cards in fiscal 1997.

     Foreclosed assets decreased to $358,000 at December 31, 1997 from $593,000 at June 30, 1997, a decrease of $235,000.

     At December 31, 1997, the Bank had approximately $8.5 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the December 31, 1997 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at December 31, 1997 will be adequate in the future.

     The following table sets forth information with respect to activity in the Bank's allowance for losses on loans during the periods indicated.


                                                            Six Months Ended
                                                         ----------------------
                                                         12/31/97      12/31/96
                                                         --------      --------
                                                         (Dollars in Thousands)
BALANCE AT BEGINNING OF PERIOD                           $  4,526      $  4,129
CHARGE-OFFS:
One- to four-family                                           (77)          (48)
Commercial                                                   ----          ----
Multi-family                                                 ----          ----
Consumer                                                     (541)         (222)
Credit Cards                                                 (330)         ----
Mobile homes                                                 (117)         (113)
                                                         --------      ---------
Total charge-offs                                        $ (1,065)     $   (383)
                                                         --------      ---------

RECOVERIES:
One- to four-family                                      $     10      $     14
Commercial                                                   ----           493
Multi-family                                                 ----            46
Commercial business                                          ----             1
Consumer                                                       87            83
Credit Cards                                                  141          ----
Mobile homes                                                   15            27
                                                         --------      ---------
Total recoveries                                         $    253      $    664
                                                         --------      ---------

Net (charge-offs) recoveries                             $   (812)     $    281

Additions charged to operations                             1,330           154
                                                         --------      ---------

Balance at end of period                                 $  5,044      $  4,564
                                                         --------      ---------
                                                         --------      ---------

Ratio of net (charge-offs) recoveries during
   the period to  average loans outstanding
   during the period                                        (0.18)%        0.06%
                                                         --------      ---------
                                                         --------      ---------

Ratio of allowance for loan losses to total
   loans at end of period                                    1.14%         1.03%
                                                         --------      ---------
                                                         --------      ---------

Ratio of allowance for loan losses to non-performing
     loans at end of period (1)                            290.89%       169.73%
                                                         --------      ---------
                                                         --------      ---------

(1) Nonperforming loans includes nonaccruing loans and accruing loans delinquent more than 90 days.

The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for losses on loans. The Bank will continue to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                           At December 31, 1997                 At June 30, 1997
                                                         ---------------------------       ----------------------------
                                                                            Percent                           Percent
                                                                            of Loans                          of Loans
                                                                            in Each                            in Each
                                                                            Category                          Category
                                                                            to Total                          to Total
                                                           Amount            Loans           Amount            Loans
                                                         --------            ------        --------           --------
                                                                              (Dollars in Thousands)
One- to four-family                                      $  1,381             33.53%       $  1,540             36.50%

Commercial and multi-family real estate (1)                   884             21.46%            926             21.94%

Mobile homes                                                  136              3.29%            145              3.43%

Consumer                                                    1,291             31.35%          1,254             29.73%

Credit Cards                                                  960              0.85%            329              0.51%

Agricultural                                                  106              2.58%             77              1.82%

Commercial  business                                          286              6.94%            255              6.07%
                                                         --------            ------        --------           --------

          Total                                          $  5,044            100.00%       $  4,526            100.00%
                                                         --------            ------        --------           --------
                                                         --------            ------        --------           --------

          (1)  Includes construction loans.

     The allowance for possible losses on loans is maintained at a level which is considered by management to be adequate to absorb possible loan losses on existing loans that may become uncollectible, based on an evaluation of the collectability of loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for possible loan losses is established through a provision for losses on loans charged to expense.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     GENERAL. The Company's net income increased $357,000 to $1.6 million for the three months ended December 31, 1997 as compared to $1.3 million for the three months ended December 31, 1996. As discussed in more detail below, this increase was due primarily to the increase in noninterest income $1.3 million, and an increase in net interest income of $374,000 which were partially offset by an increase in noninterest expense of $441,000 and an increase in the provision for losses on loans of $740,000.

     INTEREST INCOME. Interest income increased $664,000 from $11.0 million for the three months ended December 31, 1996 to $11.6 million for the three months ended December 31, 1997. This increase was primarily due to an increase in interest earned on interest earning assets and an increase in the average balance of interest earnings assets. The average yield on interest earning assets increased from 8.37% to 8.49% and the average balance of interest earning assets increased $23.9 million when comparing the three months ended December 31, 1997 to the same period in the prior fiscal year.

     INTEREST EXPENSE. Interest expense increased $290,000 from $6.2 million for the three months ended December 31, 1996 to $6.5 million for the three months ended December 31, 1997. This increase was largely attributable to an increase in the average balance of interest bearing liabilities. The average rates on interest bearing liabilities remained stable at 5.13% for the three months ended December 31, 1996 and December 31, 1997, respectively. The average balance of interest bearing liabilities increased $22.2 million for the three months ended December 31, 1997 as compared to the same period in the prior fiscal year.

     NET INTEREST MARGIN. The Company's net interest margin for the three months ended December 31, 1997 as compared to December 31, 1996 increased 11 basis points to 3.75%. As discussed above, the yields on interest earning assets increased more than the rates paid on interest-bearing liabilities, resulting in an increase in net interest margin. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

     PROVISION FOR LOSSES ON LOANS.      During the three months ended December
31, 1997, the Company recorded a provision for losses on loans of $804,000 as compared to $64,000 for the three months ended December 31, 1996. The provision for loan losses of $804,000 for the three months ended December 31, 1997 compared to the same period in fiscal 1996 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. The Bank increased its provision for losses on loans to aid in absorbing possible loan losses from the credit card loan program. See "Asset Quality" for further discussion.

     NONINTEREST INCOME. Noninterest income was $2.8 million for the three months ended December 31, 1997 as compared to $1.5 million for the three months ended December 31, 1996, an increase of $1.3 million.

     Fees on deposits increased $179,000 for the three months ended December 31, 1997 as compared to the same period in the prior fiscal year. This increase was due to an increase in the number of transaction accounts that customers have with the bank. See "Financial Condition Data" for further discussion.

     The increase in credit card income of $1.4 million for the three months ended December 31, 1997 as compared to the same period in fiscal 1996 is primarily due to an increase in fees received on unsecured credit cards. This represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. Interest income on credit card loans is included in interest income on loans.

     NONINTEREST EXPENSE. Noninterest expense increased $441,000 from $4.3 million for the three months ended December 31, 1996 to $4.7 million for the three months ended December 31, 1997.

     There was an increase of $511,000 in the cost of third party processors of credit cards. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program. The Company began processing credit cards in the second quarter of fiscal 1997.

     INCOME TAX EXPENSE. The Company's income tax expense for the three months ended December 31, 1997 was $798,000 compared to $650,000 for the three months ended December 31, 1996, an increase of $148,000. This increase was proportionate to the increase in the Company's income before income tax as compared to the same period in the prior fiscal year.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

GENERAL. The Company's net income increased $2.4 million to $3.3 million for the six months ended December 31, 1997 as compared to $887,000 for the six months ended December 31, 1996. As discussed in more detail below, this increase was due primarily to the increase in noninterest income $2.5 million, an increase in net interest income of $853,000 and a decrease in noninterest expense of $1.6 million which were partially offset by an increase in the provision for losses on loans of $1.2 million and an increase in income tax expense of $1.3 million.

     INTEREST INCOME. Interest income increased $1.5 million from $22.1 million for the six months ended December 31, 1996 to $23.6 million for the six months ended December 31, 1997. This increase was primarily due to an increase in interest earned on interest earning assets and an increase in the average balance of interest earnings assets. The average yield on interest earning assets increased from 8.41% to 8.57% and the average balance of interest earning assets increased $25.6 million when comparing the six months ended December 31, 1997 to the same period in the prior fiscal year.

     INTEREST EXPENSE. Interest expense increased $668,000 from $12.5 million for the six months ended December 31, 1996 to $13.1 million for the six months ended December 31, 1996. The increase was primarily due to an increase in average rates paid on interest-bearing liabilities and an increase in the average balance of interest bearing liabilities. The average cost of funds paid on interest bearing liabilities increased from 5.15% for the six months ended December 31, 1996 to 5.17% for the six months ended December 31, 1996 and the average balance of interest earnings assets increased $23.9 million when comparing the six months ended December 31, 1997 to the same period in the prior fiscal year.

     NET INTEREST MARGIN. The Company's net interest margin for the six months ended December 31, 1997 as compared to December 31, 1996 increased 14 basis points to 3.80%. As discussed above, the yields on interest earning assets increased more than the rates paid on interest-bearing liabilities, resulting in an increase in net interest margin. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

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

      During the six months ended December 31, 1997, the Company recorded a provision for losses on loans of $1.3 million compared to $154,000 for the six months ended December 31, 1996. The provision for loan losses of $1.3 million for the six months ended December 31, 1997 compared to the same period in fiscal 1996 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. The Bank increased its provision for losses on loans primarily to provide for future expected write-offs on credit card loans. See "Asset Quality" for further discussion.

     The allowance for loan losses at December 31, 1997 was $5.0 million. The allowance increased from the June 30, 1997 balance primarily as a result of the provision for loan losses of $1.3 million which was reduced by charge-offs exceeding recoveries by $812,000. The ratio of allowance for loan losses to non-performing loans at December 31, 1997 was 290.89% compared to 169.73% at December 31, 1996. The allowance for losses on loans to total loans at December 31, 1997 was 1.14% compared to 1.03% at December 31, 1996. The Bank's management believes that the December 31, 1997 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

     NONINTEREST INCOME. Noninterest income was $5.3 million for the six months ended December 31, 1997 as compared to $2.9 million for the six months ended December 31, 1996.

     Fees on deposits increased $324,000 for the six months ended December 31, 1997 as compared to the same period in the prior fiscal year. This increase was due to an increase in the number of transaction accounts that customers have with the bank. See "Financial Condition Data" for further discussion.

     The increase in credit card income of $2.0 million for the six months ended December 31, 1997 as compared to the same period in fiscal 1996 is primarily due to an increase in fees received on unsecured credit cards. This represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. Interest income on credit card loans is included in interest income on loans.

     NONINTEREST EXPENSE. Noninterest expense decreased $1.6 million from $11.1 million for the six months ended December 31, 1996 to $9.5 million for the six months ended December 31, 1997. This decrease was primarily from a decrease in federal insurance premiums and assessments of $3.0 million, which was partially offset by an increase in compensation and employee benefits of $260,000, an increase in other general and administrative expenses of $261,000, and an increase in credit card processing expense of $856,000.

     The decrease in the federal insurance premiums of $3.0 million is the result of the passage by Congress and the President of the United States of the Savings Association Insurance Fund "SAIF" legislation which resulted in a one time assessment of $2.6 million to the Bank in order to recapitalize the SAIF during the first quarter of fiscal 1997. This one time assessment was charged to the Bank on September 30, 1996. In addition, the quarterly assessment rate of the Bank was reduced from 23 basis points to 6.5 basis points which has resulted in a lower assessment expense to the Bank.

     There was an increase of $856,000 in the cost of third party processors of credit cards. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program. The Company began processing credit cards in the second quarter of fiscal 1997.

     INCOME TAX EXPENSE. The Company's income tax expense for the six months ended December 31, 1996 was $1.7 million compared to $365,000 for the six months ended December 31, 1996, a decrease of $1.3 million. This increase was proportionate to the increase in the Company's income before income tax and due to the increase in the effective tax rate to 33.7% for the six months ended December 31, 1996 as compared to 29% for the same period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are deposits, amortization and prepayments of loan principal (including mortgage-backed securities) Advances from the Federal Home Loan Bank and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.

     Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At December 31, 1997, the Bank's regulatory liquidity ratio was 8.79%.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales,
(iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the six months ended December 31, 1997, the Bank generated funds internally that allowed it to pay down FHLB advances. The Bank renewed its open line of credit with the FHLB in January 1998 at an amount of $10.0 million which will expire in January 1999. Management expects this line of credit to be renewed at that time.
There were no outstanding advances on this line of credit at December 31, 1997.

     The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1997, the Bank had outstanding commitments to originate or purchase loans of $25.6 million and to sell loans of $22.0 million. The Bank had no commitments to purchase or sell securities available for sale. There was no commitment to purchase or sell mortgage-backed securities, or securities to be held to maturity.

     Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

     In April of 1996, the Company initiated a stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1996 through April 30, 1997. A total of 138,315 shares of common stock were purchased pursuant to this program. In April of 1997, the Company initiated another stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1997 through April 30, 1998. In accordance with the provisions of the current stock buy back program, the Company had purchased 32,000 shares of common stock as of December 31, 1997.

     Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at December 31, 1997, the Bank met all current capital requirements.

     The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 7.47% at December 31, 1997

     Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation or its effect of the Bank.

     During the first quarter of fiscal 1997, the Small Business Job Protection Act of 1996 was signed into law which repealed the percentage of taxable income method of computing the bad debt deduction for savings institutions for tax years beginning after December 31, 1996. Beginning in fiscal year 1997, the Bank is required to recapture into income the excess of its June 30, 1997 loan loss reserves for "qualifying" and "nonqualifying" loans over its June 30, 1988 loan loss reserves for "qualifying" and "nonqualifying" loans. This excess which was $720,000 at June 30, 1997, is required to be recaptured ratably over a six year period. The onset of recapture can be delayed for one or two years if the Bank meets a residential loan originations requirement in effect in 1996 and 1997. To qualify for a deferral each year, the Bank will be required to lend as much in dollar terms on residential real estate as in the average of the most recent six years. The residential loan calculation does not include refinancing and home equity loans. At June 30, 1997, the Bank's recorded deferred tax liability of $245,000 provides for the recapture of the loan loss reserves.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
                                   None

Item 2.   CHANGES IN SECURITIES
                                   None

Item 3.   DEFAULTS UPON SENIOR SECURITIES
                                   None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Meeting of Stockholders of the Company was held on November 19, 1997.

The individuals named below were declared to be duly elected directors of the Company for terms to expire in 2000. The following is a record of the votes cast in the election of Board of Directors of the Company:

                                             For        Withheld    Non-Voters
                                          ---------     --------    ----------

         Paul J. Hallem                   2,877,956       17,141        78,618
         JoEllen G. Koerner, Ph.D.        2,852,022       43,075        78,618
         Wm. G. Pederson                  2,875,664       19,433        78,618


The following is a record of votes cast in respect to the proposal to ratify the appointment of McGladrey & Pullen, LLP as the Company's auditors fo fiscal year ending June 30, 1998.


         For                       2,879,721              96.84%
         Against                       3,975               0.13%
         Abstain                      11,401               0.38%
         Non-Voters                   78,618               2.64%


Item 5.   OTHER INFORMATION
                                   None

Item 6.   EXHIBITS AND REPORTS OF FORM 8-K

          a.   No exhibits on Form 8-K are required to filed.

          b.   No reports were filed.

------------------------------------------------------------------------------

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



                                            HF Financial Corp.
                                      ------------------------------------
                                                 (Registrant)

Date:                              by
     ---------------                  ------------------------------------
                                      Curtis L. Hage, Chairman,  President
                                      and Chief Executive Officer
                                      (Duly Authorized Officer)

Date:                              by
     ---------------                  ------------------------------------
                                      Donald F. Bertsch, Senior
                                      Vice President and Chief
                                      Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)