Form 10-K405/A
period 1997-06-30
HF FINANCIAL CORP
filed 1998-04-09
CIK 881790

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K/A
                                 (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________

COMMISSION FILE NUMBER 0-19972

                                 HF FINANCIAL CORP.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Delaware                                     46-0418532
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
           or organization)                            Identification No.)


225 South Main Avenue, Sioux Falls, South Dakota               57102
--------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:         (605) 333-7556
                                                   -----------------------------

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

                         DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 1997 Annual Meeting of Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk


Interest Rate Risk Management

     The Company's net income is dependent on its net interest income. Net Interest income is susceptible to interest rate risk to the degree that Interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When Interest-bearing liabilities mature or reprice more quickly than Interest-earning assets in a given period, a significant Increase in market rates of interest could adversely affect net Interest Income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling Interest rates could result in a decrease in net income.

     In an attempt to manage its exposure to change in interest rates, management monitors the Company's Interest rate risk. Since 1992, management's asset-liability committee has met quarterly to review the Company's interest rate risk position and profitability, and to recommend adjustments for consideration by the Board of Directors. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income. See "Asset/Liability Management" for further analysis.

     In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's Interest rate risk position somewhat in order to increase its net Interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in Interest rates and to fluctuations in the difference between long-and short-term Interest rates.

     One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The OTS model is based on the balance sheet of the Bank. Various asset and liability categories were adjusted to reflect the consolidated NPV of the Company. These adjustments were not material to the outcome of the simulation analysis of NPV.

      The following table sets forth, at June 30, 1997, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or -400 basis points, measured in 100 basis point increments).


                                                   Estimated Increase
                                                    (Decrease) in NPV
                        Change in      Estimated
                      Interest Rates      NPV       Amount      Per
                       Basis Points      Amount                Cent
                    --------------------------------------------------
                                           (Dollars in thousands)
                          +400        $  34,588    $ (17,525)   (34)%
                          +300           39,763      (12,350)   (24)
                          +200           44,595       (7,518)   (14)
                          +100           48,924       (3,189)    (6)
                           ---           52,113
                          -100           53,586        1,473      3
                          -200           53,814        1,701      3
                          -300           54,253        2,140      4
                          -400           56,569        4,456      9



     Certain assumptions utilized by the OTS in assessing the interest rate risk of thrift institutions were employed in preparing data for the Bank included in the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in U. S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

     The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

     Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                                      SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HF FINANCIAL CORP.


                                     By /s/ Curtis L. Hage
                                        ----------------------------------------
                                        Curtis L. Hage, Chairman, President and
                                        Chief Executive Officer
                                        (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Curtis L. Hage                   /s/ Donald F. Bertsch
-----------------------------------  -------------------------------------------
Curtis L. Hage, Chairman, President  Donald F. Bertsch, Senior Vice President
and Chief Executive Officer          and Chief Financial Officer (PRINCIPAL
(PRINCIPAL EXECUTIVE AND OPERATING   FINANCIAL AND ACCOUNTING OFFICER)
OFFICER)


Date: April 9, 1998                  Date: April 9, 1998
                   ----------------                     ------------------------