Form 10-Q
period 1998-03-31
HF FINANCIAL CORP
filed 1998-05-04
CIK 881790

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

     As of April 30, 1998 there were outstanding 2,937,885 common shares, net of 212,815 shares of treasury stock, with $.01 par value, of the registrant.

                                 HF FINANCIAL CORP.

                                     FORM 10-Q
                                       INDEX

                                                                            Page
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited):

               Consolidated Statements of Financial Condition
                 As of  March 31, 1998 and June 30, 1997                       1

               Consolidated Statements of Income  for the Three and
                 Nine months ended March 31, 1998 and 1997                     2

               Consolidated Statement of Stockholders' Equity
                 for the Nine months ended  March 31, 1998                     3

               Consolidated Statements of Cash Flows  for the Nine months
                 ended March 31, 1998 and 1997                               4-5

               Notes to Consolidated Financial Statements                      6

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              7-20

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                              21

     Item 2.   Changes in Securities                                          21

     Item 3.   Default upon Senior Securities                                 21

     Item 4.   Submission of Matters to a Vote
                 of Security Holders                                          21

     Item 5.   Other Information                                              21

     Item 6.   Exhibits and Reports on Form 8-K                               21

     Signatures                                                               22

                        HF FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (Dollars in Thousands)
                                    (Unaudited)


                     ASSETS                                                                     March 31,       June 30,
                                                                                         1998           1997
                                                                                     -------------------------
Cash and cash equivalents                                                            $   22,245     $   17,957
Securities available for sale                                                            53,413         46,940
Loans receivable, net                                                                   420,739        440,019
Loans held for sale                                                                      12,571          3,483
Mortgage-backed securities available for sale                                            38,877         30,340
Accrued interest receivable                                                               4,014          4,136
Foreclosed real estate and other properties                                                 508            593
Office properties and equipment, at cost, net of accumulated
     depreciation                                                                        14,639         15,070
Prepaid expenses and other assets                                                           643            870
Loan servicing rights, net                                                                1,344          1,134
Deferred income taxes                                                                     1,427          1,569
Intangible assets, net                                                                     ----              3
                                                                                     -------------------------
                                                                                     $  570,420     $  562,114
                                                                                     -------------------------
                                                                                     -------------------------

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                             $  436,237     $  418,186
Advances from Federal Home Loan Bank
     and other borrowings                                                                60,607         74,743
Advances by borrowers for taxes and insurance                                             7,557          4,074
Accrued interest payable                                                                  6,541          6,560
Other liabilities                                                                         4,026          5,577
                                                                                     -------------------------
     Total Liabilities                                                                  514,968        509,140
                                                                                     -------------------------


Stockholders' Equity
Preferred stock, $.01 par value, 500,000 shares authorized,
     none outstanding                                                                      ----           ----
Series A Junior Participating Preferred Stock, $1.00 stated value
      50,000 shares authorized, none outstanding                                           ----           ----
Common stock, $.01 par value, 5,000,000 shares authorized,
      3,147,680 shares outstanding at March 31, 1998
      and  3,134,530 shares outstanding at June 30, 1997                                     31             31
Additional paid-in capital                                                               14,835         14,695
Retained earnings, substantially restricted                                              45,119         41,336
Unearned compensation                                                                      (453)          (453)
Net unrealized gain (loss) on securities available for sale                                  69           (222)
Less cost of 212,815 and 148,315 shares
     of treasury stock at March 31, 1998 and June 30, 1997                               (4,149)        (2,413)
                                                                                     -------------------------
     Total Stockholders' Equity                                                          55,452         52,974
                                                                                     -------------------------
                                                                                     $  570,420     $  562,114
                                                                                     -------------------------
                                                                                     -------------------------

See Notes to Consolidated Financial Statements.

                        HF FINANCIAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands Except for Per Share Data)
                                    (Unaudited)

                                                                       Three months ended March 31,  Nine months ended March 31,
                                                                       ----------------------------  --------------------------
                                                                           1998           1997           1998           1997
                                                                        --------       --------       --------       --------
Interest and dividend income:
     Loans receivable                                                   $  9,855       $  9,468       $ 30,399       $ 28,822
     Mortgage-backed securities                                              468            602          1,403          2,162
     Investment securities and other interest bearing deposits             1,079            743          3,224          1,932
                                                                        --------       --------       --------       --------
                                                                          11,402         10,813         35,026         32,916
                                                                        --------       --------       --------       --------
Interest expense:
     Deposits                                                              5,296          5,089         16,468         15,192
     Advances from FHLB and other borrowed money                             899          1,037          2,867          3,406
                                                                        --------       --------       --------       --------
                                                                           6,195          6,126         19,335         18,598
                                                                        --------       --------       --------       --------
     Net interest income                                                   5,207          4,687         15,691         14,318
Provision for losses on loans                                                898            166          2,228            320
                                                                        --------       --------       --------       --------
     Net interest income after provision for losses on loans               4,309          4,521         13,463         13,998
                                                                        --------       --------       --------       --------
Noninterest income:
     Loan servicing income                                                   309            370            863            852
     Loan fees and service charges                                           253            188            930            636
     Fees on deposits                                                        518            410          1,623          1,191
     Commission and insurance income                                         165            156            575            535
     Appraisal and inspection fees                                            90             90            269            357
     Gain on sale of securities, net                                        ----            148             10            150
     Gain on sales of loans                                                  193             47            480            328
     Credit card fee income                                                1,533           ----          3,517           ----
     Other                                                                    (6)           325            131            577
                                                                        --------       --------       --------       --------
                                                                           3,055          1,734          8,398          4,626
                                                                        --------       --------       --------       --------
Noninterest expense:
     Compensation and employee benefits                                    2,590          2,347          7,522          7,019
     Occupancy and equipment                                                 689            721          1,990          2,178
     Federal insurance premiums and assessment                                68             43            205          3,156
     Credit card processing expense                                          799            173          1,655            173
     Other general and administrative expenses                             1,064          1,030          3,126          2,831
     Losses, provision for losses and expenses on foreclosed
          real estate and other properties, net                               42             82            265            156
                                                                        --------       --------       --------       --------
                                                                           5,252          4,396         14,763         15,513
                                                                        --------       --------       --------       --------
Income before income taxes                                                 2,112          1,859          7,098          3,111

Income tax expense                                                           696            551          2,376            916
                                                                        --------       --------       --------       --------
     Net income                                                         $  1,416       $  1,308       $  4,722       $  2,195
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------
Earnings per  share:
     Basic                                                              $   0.48       $   0.43       $   1.59       $   0.73
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------
     Diluted                                                            $   0.46       $   0.43       $   1.54       $   0.71
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Nine months ended March 31, 1998
                             (Dollars In Thousands)
                                   (Unaudited)


                                                                Additional                                             Unrealized
                                                    Common       Paid-In       Retained     Unearned       Treasury     Gain (Loss)
                                                    Stock        Capital       Earnings   Compensation       Stock     Net of tax
                                                ------------  ------------  ------------  ------------ ------------- -------------
Balance, June 30, 1997                              $     31      $ 14,695      $ 41,336      $   (453)     $ (2,413)    $    (222)

Net income                                              ----          ----         4,722          ----          ----          ----

Exercise of stock options for 13,150 shares             ----           140          ----          ----          ----          ----

Cash dividends ($0.315 per share)
     on common stock                                    ----          ----          (939)         ----          ----          ----

Adjustment to unrealized gain (loss) on
     available for sale securities, net of tax          ----          ----          ----          ----          ----           291

Purchase of Treasury Stock                              ----          ----          ----          ----        (1,736)         ----

Amortization of unearned compensation                   ----          ----          ----          ----          ----          ----
                                                    --------      --------      --------      --------      -------- -------------


Balance, March 31, 1998                             $     31      $ 14,835      $ 45,119       $  (453)     $ (4,149)     $     69
                                                    --------      --------      --------      --------      --------      --------
                                                    --------      --------      --------      --------      --------      --------


See Notes to Consolidated Financial Statements

                      HF FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                                 Nine Months Ended March 31,
                                                                                ------------------------------
                                                                                    1998                1997
                                                                                ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $    4,722          $    2,195
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision  for losses on loans                                                  2,228                 320
     Depreciation                                                                    1,127               1,043
     Amortization of premiums and discounts, net:
          Securities                                                                   (10)                 58
          Mortgage-backed securities and loans                                        (101)                (34)
     Reduction in cost of intangible assets                                              3                  21
     Reduction in loan servicing rights                                                155                  97
     Amortization of unearned compensation                                            ----                   3
     (Decrease) in deferred loan fees                                                  (93)               (361)
     Loans originated for resale                                                   (62,080)            (32,715)
     Proceeds from the sale of loans                                                62,560              33,043
     (Gain) on sale of loans                                                          (480)               (328)
     (Gain) loss on sale of securities                                                 (10)               (150)
     Losses and provisions for losses on sales of foreclosed
          real estate and other properties, net                                        156                  31
     (Gain) on disposal of equipment                                                    (9)                 (3)
     Decrease in accrued interest receivable                                           122                 305
     (Increase) decrease in prepaid expenses and other assets                          227                (359)
     (Decrease) increase in other liabilities                                       (1,570)                615
     Decrease in deferred income tax                                                   142                  35
                                                                                ----------          ----------
          Net cash provided by operating activities                             $    7,089          $    3,816
                                                                                ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans purchased                                                               (11,535)            (10,594)
     Loans made to customers                                                      (122,888)            (94,658)
     Principal collected on loans                                                  125,125              90,503
     Sale of participating interest in loans                                        16,550               6,124
     Purchase of mortgage-backed securities                                        (12,507)               ----
     Proceeds from sale/maturities of mortgage-backed securities                      ----              13,236
     Repayment of mortgage-backed securities                                         4,051              14,103
     Securities available for sale:
          Sales and maturities                                                      39,975              11,048
          Purchases                                                                (46,117)            (20,446)
     Proceeds from sale of property and equipment                                       55                  70
     Purchase of property and equipment:                                              (742)             (1,885)
     Purchase of Loan servicing rights                                                (365)               (252)
     Proceeds from sale of foreclosed real estate
          and other properties, net                                                    734                 192
                                                                                ----------          ----------
          Net cash provided by (used in) investing activities                   $   (7,664)         $    7,441
                                                                                ----------          ----------

See Notes to Consolidated Financial Statements

                      HF FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                           Nine Months Ended March 31,
                                                                1998           1997
                                                            ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                               $   18,051     $   20,060
     Proceeds of advances from Federal Home Loan Bank
          and other borrowings                                  25,000         22,000
     Payments on advances from Federal Home Loan Bank
          and other borrowings                                 (39,136)       (38,355)
    Increase (decrease)  in advances by borrowers for
          taxes and insurance                                    3,483          1,969
    Purchase of treasury stock                                  (1,736)        (1,219)
    Proceeds from issuance of common stock                         140            114
    Cash dividends paid                                           (939)          (813)
                                                            ----------     ----------
          Net cash provided by financing activities         $    4,863     $    3,756
                                                            ----------     ----------

     Increase in cash and cash equivalents                  $    4,288     $   15,013
     Cash and cash equivalents:
          Beginning                                             17,957         11,145
                                                            ----------     ----------
          Ending                                            $   22,245     $   26,158
                                                            ----------     ----------
                                                            ----------     ----------

See Notes to Consolidated Financial Statements.

                        HF FINANCIAL CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For The Nine months ended March 31, 1998 and 1997
                               (Dollars in thousands)
                                    (unaudited)
NOTE 1.   SELECTED ACCOUNTING POLICIES

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

NOTE 2.   REGULATORY CAPITAL

The following table sets forth the Bank's compliance with its capital requirements at March 31, 1998:

                                                 Amount        Percent
                                                 ------        -------
          Tier I (Tangible) capital:
             Required  . . . . . . . . . . .    $17,085          3.00%
             Actual. . . . . . . . . . . . .     43,455          7.63
             Excess. . . . . . . . . . . . .     26,370          4.63%
          Risk-based capital:
             Required. . . . . . . . . . . .    $30,051          8.00%
             Actual. . . . . . . . . . . . .     48,150         12.82
             Excess. . . . . . . . . . . . .     18,099          4.82%

NOTE 3.   EARNINGS PER SHARE

     The Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share" for the period ending March 31, 1998. This Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior-period EPS data presented. The Company restated the three months ended March 31, 1997 which increased basic earnings per share by 1 cent. The Company restated the nine months ended March 31, 1997 which increased basic earnings per share by 3 cents.

     Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended March 31, 1998 and 1997 as adjusted was 2,975,126 and 3,008,189 respectively. The weighted average number of common shares outstanding for the nine month period ended March 31, 1998 and 1997 as adjusted was 2,972,863 and 3,014,497 respectively.

     Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended March 31, 1998 and 1997 as adjusted was 3,065,626 and 3,074,739 respectively. The weighted average number of common and dilutive potential common equivalent shares outstanding for the nine month period ended March 31, 1998 and 1997 as adjusted was 3,058,612 and 3,084,387 respectively. The Company restated the three and nine months ended March 31, 1997 which increased diluted earnings per share by 1 cent for each period.

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


FINANCIAL CONDITION DATA

     At March 31, 1998, the Company had total assets of $570.4 million, an increase of $8.3 million from the level at June 30, 1997. The increase in assets was due primarily to an increase in loans held for sale of $9.1 million, mortgage-backed securities of $8.5 million, securities available for sale of $6.5 million and cash and cash equivalents of $4.3 million. The increase in loans held for sale, mortgage-backed securities, securities available for sale and cash and cash equivalents was funded primarily by a decrease in loans receivable of $19.3 million and an increase in deposits of $18.1 million from the levels at June 30, 1997. The remaining excess funds received from the deposits were used to paydown advances from Federal Home Loan Bank and other
borrowings by $14.1 million from levels at June 30, 1997.   In addition,
stockholders' equity increased from $53.0 million at June 30, 1997 to $55.0 million at March 31, 1998, primarily due to net income of $4.7 million and the change in the net unrealized gain (loss) on securities available for sale of $291,000, which was offset by the payment of cash dividends of $939,000 to the Company's stockholders and the purchase of treasury stock of $1.7 million.

     The decrease in loans receivable of $19.3 million was primarily the result of amortizations, sales and prepayments of principal exceeding originations. The Company had an increase in principal collected on loans of $34.6 million and an increase in the sale of participating interests in loans of $10.4 million as compared to the same period in the prior fiscal year which was partially offset by an increase in originations and purchases of loans of $29.1 million in the nine months ended March 31, 1998 as compared to the same period in the prior fiscal year. The increase in the principal collected on loans resulted primarily from the demand of consumers who are refinancing to obtain lower interest rate loans in the current rate environment. The Company has attempted to maintain its yield on new originations and has been reluctant to match competitors' lower interest rates on certain loan types such as multi-family loans and consumer loans which has resulted in funds being available to invest in mortgage-backed securities and securities available for sale.

     The increase in mortgage-backed securities of $8.5 million was primarily the result of purchases exceeding amortizations and prepayments of principal. The Bank purchased mortgage-backed securities in the amount of $12.5 million during the nine months ended March 31, 1998. The purchased mortgage-backed securities were issued by US Government Agencies which have a balloon feature of five or seven years.

     The increase in securities from the level at June 30, 1997 is primarily due to purchases of $46.0 million exceeding sales and maturities of securities available for sale of $40.0 million during the nine months ended March 31, 1998. The purchased securities available for sale were issued by US Government Agencies with a final maturity of three years or less.

     The $18.1 million increase in deposits was primarily due to an increase in savings accounts of $17.7 million, an increase in checking accounts of $12.9 million, and an increase in money market accounts of $7.7 million which were partially offset by a decrease in certificates of deposit of $20.2 million. In July and August 1997, the Bank received deposits of approximately $38.0 million from local governmental entities which requires a pledge of collateral of 110% of the deposits. The Bank subsequently pledged debt and mortgage-backed securities to meet this requirement. As of March 31, 1998, the Bank had total deposits from local governmental entities of $45.3 million.

     Advances from the FHLB and other borrowings decreased $14.1 million for the nine month period ended March 31, 1998 primarily due to the repayment of $39.1 million on advances and other borrowings during the nine month period ended March 31, 1998. These advances were partially offset by the Company obtaining $25.0 million of additional advances and borrowings for liquidity management and to fund loans.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

     AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the three and nine months ended March 31, 1998 and 1997 include fees which are considered adjustments to yield.



                                                                                Three Months Ended March 31,
                                                -----------------------------------------------------------------------------
                                                                 1998                                    1997
                                                ------------------------------------    -------------------------------------
                                                     Average       Interest                  Average       Interest
                                                 Outstanding        Earned/    Yield/    Outstanding        Earned/    Yield/
                                                     Balance           Paid      Rate        Balance           Paid      Rate
                                                 -----------    -----------    ------    -----------    -----------    ------
                                                                      (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1) . . . . . . . . . .       $  440,438     $    9,855     8.95%     $  439,435     $    9,468     8.62%
   Mortgage-backed securities . . . . . . .           29,598            468     6.32%         37,062            602     6.50%
   Other investment securities (2). . . . .           69,203            995     5.75%         45,988            651     5.66%
   FHLB stock . . . . . . . . . . . . . . .            5,222             84     6.43%          5,222             92     7.05%
                                                 -----------    -----------    ------    -----------    -----------    ------

Total interest-earning assets . . . . . . .       $  544,461     $   11,402     8.38%     $  527,707     $   10,813     8.20%
                                                                -----------    ------                   -----------    ------
                                                                -----------    ------                   -----------    ------
   Non-interest earning assets. . . . . . .           28,783                                  27,704
                                                 -----------                             -----------
Total assets. . . . . . . . . . . . . . . .       $  573,244                              $  555,411
                                                 -----------                             -----------
                                                 -----------                             -----------
Interest-bearing liabilities:
Deposits:
   Now and money market accounts. . . . . .       $   91,174     $      567     2.49%     $   69,954     $      445     2.54%
   Savings accounts . . . . . . . . . . . .           53,510            468     3.50%         30,407            153     2.01%
   Certificates of deposit. . . . . . . . .          291,067          4,261     5.86%        311,472          4,491     5.77%
                                                 -----------    -----------    ------    -----------    -----------    ------
      Total deposits. . . . . . . . . . . .       $  435,751     $    5,296     4.86%     $  411,833     $    5,089     4.94%
   FHLB Advances and other borrowings . . .           63,276            899     5.68%         74,494          1,037     5.57%
                                                 -----------    -----------    ------    -----------    -----------    ------

Total interest-bearing liabilities. . . . .       $  499,027     $    6,195     4.97%     $  486,327     $    6,126     5.04%
                                                                -----------    ------                   -----------    ------
                                                                -----------    ------                   -----------    ------
     Other liabilities. . . . . . . . . . .           18,296                                  17,610
                                                 -----------                             -----------
Total liabilities . . . . . . . . . . . . .       $  517,323                              $  503,937
   Equity . . . . . . . . . . . . . . . . .           55,921                                  51,474
                                                 -----------                             -----------
Total liabilities and equity. . . . . . . .       $  573,244                              $  555,411
                                                 -----------                             -----------
                                                 -----------                             -----------
Net interest income; interest rate spread .                      $    5,207     3.41%                    $    4,687     3.16%
                                                                -----------    ------                   -----------    ------
                                                                -----------    ------                   -----------    ------
Net interest margin (3) . . . . . . . . . .                                     3.83%                                   3.55%
                                                                               ------                                  ------
                                                                               ------                                  ------



                                                                                Nine Months Ended March 31,
                                                  ----------------------------------------------------------------------------------
                                                                    1998                                          1997
                                                  -----------------------------------       ----------------------------------------
                                                      Average       Interest                    Average          Interest
                                                  Outstanding       Earned/     Yield/      Outstanding           Earned/    Yield/
                                                      Balance       Paid         Rate           Balance         Paid           Rate
                                                  -----------      ---------    ------      -----------        ----------    -------
                                                                                 (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                          $  446,817       $ 30,399     9.07%        $ 436,976          $ 28,822      8.79%
     Mortgage-backed securities                        29,370          1,403     6.37%           44,281             2,162      6.51%
     Other investment securities (2)                   67,761          2,956     5.82%           39,974             1,655      5.52%
     FHLB stock                                         5,222            268     6.84%            5,222               277      7.07%
                                                  -----------      ---------    ------      -----------        ----------    -------

Total interest-earning assets                         549,170         35,026     8.50%          526,453            32,916      8.34%
                                                                   ---------    ------                         ----------    -------
     Non-interest earning assets.                      29,753                                    27,757
                                                  -----------                               -----------
Total assets                                       $  578,923                                 $ 554,210
                                                  -----------                               -----------
                                                  -----------                               -----------

Interest-bearing liabilities:
Deposits:
     Now and money market accounts                 $   86,890      $   1,641     2.52%       $   69,634         $   1,338      2.56%
     Savings accounts                                  54,765          1,492     3.63%           30,530               472      2.06%
     Certificates of deposit                          297,657         13,335     5.97%          304,853            13,382      5.85%
                                                  -----------      ---------    ------      -----------        ----------    -------
          Total deposits                              439,312         16,468     5.00%          405,017            15,192      5.00%
FHLB Advances and other borrowings                     66,234          2,867     5.77%           80,619             3,406      5.63%
                                                  -----------      ---------    ------      -----------        ----------    -------

Total interest-bearing liabilities                    505,546         19,335     5.10%          485,636            18,598      5.11%
                                                                   ---------    ------                         ----------    -------
     Other liabilities                                 18,491                                    17,600
                                                  -----------                               -----------
Total liabilities                                     524,037                                   503,236
     Equity                                            54,886                                    50,974
                                                  -----------                               -----------
Total liabilities and equity                       $  578,923                               $   554,210
                                                  -----------                               -----------
                                                  -----------                               -----------

Net interest income; interest rate spread                           $ 15,691     3.40%                          $  14,318      3.23%
                                                                   ---------    ------                         ----------    -------
                                                                   ---------    ------                         ----------    -------


Net interest margin (3)                                                          3.81%                                         3.63%
                                                                                ------                                       -------
                                                                                ------                                       -------

------------------------------------------------------------------------------------------------------------------------------------


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




                                                Three months ended March 31,                Nine months ended March 31,
                                        ----------------------------------------     ----------------------------------------
                                                        1998 vs 1997                                1998 vs 1997
                                        ----------------------------------------     ----------------------------------------
                                         Increase      (Decrease)       Total         Increase      (Decrease)       Total
                                          Due to         Due to        Increase        Due to         Due to        Increase
                                          Volume         Rate         (Decrease)       Volume          Rate        (Decrease)
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                                                       (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)               $       22     $      365     $      387     $      670     $      907     $    1,577
     Mortgage-backed securities               (120)           (14)          (134)          (712)           (47)          (759)
     Other investment securities (2)           331             13            344          1,212             89          1,301
     FHLB stock                               ----             (8)            (8)          ----             (9)            (9)
                                        ----------     ----------     ----------     ----------     ----------     ----------

Total interest-earning assets           $      233     $      356     $      589     $    1,170     $      940     $    2,110
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------     ----------     ----------

Interest-bearing liabilities:
Deposits:
    Now and money markets               $      134     $      (12)    $      122     $      326     $      (23)    $      303
    Savings accounts                           160            156            315            660            360          1,020
    Certificates of deposit                   (296)            66           (230)          (322)           275            (47)
                                        ----------     ----------     ----------     ----------     ----------     ----------
      Total Deposits                            (3)           210            207            664            612          1,276
                                        ----------     ----------     ----------     ----------     ----------     ----------
      FHLB Advances and other
         borrowings                           (158)            20           (138)          (623)            84           (539)
                                        ----------     ----------     ----------     ----------     ----------     ----------

Total Interest-bearing liabilities      $     (161)    $      230     $       69     $       41     $      696     $      737
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------     ----------     ----------

Net interest income increase
                                                                      $      520                                   $    1,373
                                                                      ----------                                   ----------
                                                                      ----------                                   ----------
-----------------------------------------------------------------------------------------------------------------------------

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

                                                   Nonperforming Assets As Of
                                                 ------------------------------
                                                March 31, 1998    June 30, 1997
                                                --------------    -------------
                                                     (Dollars in Thousands)
Non-accruing loans:
     One to four Family                           $      729        $      618
     Commercial real estate                             ----               154
     Multi-family                                       ----              ----
     Mobile Homes                                        100                52
     Credit Cards                                       ----              ----
     Consumer                                            570               428
     Agriculture                                         250              ----
     Commercial Business                                 365              ----
                                                  ----------        ----------
Total                                             $    2,014        $    1,252
                                                  ----------        ----------
Accruing loans delinquent more than 90 days:
     One to four Family                           $     ----        $     ----
     Commercial real estate                             ----              ----
     Multi-family                                       ----              ----
     Mobile Homes                                       ----              ----
     Credit Cards                                        291              ----
     Consumer                                           ----              ----
     Agriculture                                        ----              ----
     Commercial Business                                ----              ----
                                                  ----------        ----------
Total                                             $      291        $     ----
                                                  ----------        ----------
Foreclosed Assets:
     One to four Family                           $      123        $      311
     Commercial real estate                             ----              ----
     Multi-family                                       ----              ----
     Mobile Homes                                         86               124
     Credit Cards                                       ----              ----
     Consumer                                            299               158
     Agriculture                                        ----              ----
     Commercial Business                                ----              ----
                                                  ----------        ----------
Total                                             $      508        $      593
                                                  ----------        ----------

Total non-performing assets (3)                   $    2,813        $    1,845
                                                  ----------        ----------
                                                  ----------        ----------

Total as a percentage of total assets (2)              0.49%             0.33%
                                                  ----------        ----------
                                                  ----------        ----------

Total Non-performing loans as a percentage
   of total loans                                      0.53%             0.28%
                                                  ----------        ----------
                                                  ----------        ----------

     (1) Nonperforming loans includes nonaccruing loans and loans delinquent more than 90 days.

     (2) Percentage is calculated based upon total assets of the Company, the Bank, HF Card Services and the Mortgage Corp. on a consolidated basis.

     (3) Nonperforming assets includes nonaccruing loans, accruing loans delinquent more than 90 days and foreclosed assets.

     On all loans except credit card loans, when a loan becomes 90 days delinquent, the Bank places the loan on a non-accrual status and, as a result, accrued interest income on the loan is taken out of income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status until the borrower has brought the loan current. Credit card loans accrue interest income until 120 days delinquent, at that time the related accrued interest and deferred fees are reversed out of current year earnings.

     Nonperforming assets increased to $2.8 million at March 31, 1998 from $1.8 million at June 30, 1997, an increase of $968,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.49% at March 31, 1998 as compared to 0.33% at June 30, 1997.

     Nonaccruing loans increased to $2.0 million at March 31, 1998 from $1.3 million at June 30, 1997, an increase of $762,000. Included in nonaccruing loans at March 31, 1998 were nineteen loans totaling $729,000 secured by one- to four-family real estate, eight mobile home loans totaling $100,000, nine commercial business loans totaling $365,000, thirty-four consumer loans totaling $570,000 and one agriculture loan totaling $250,000. For the nine months ended March 31, 1998, gross interest income of $203,311 would have been recognized on loans accounted for on a non-accrual basis had such loans been current in accordance with their original terms. Gross interest income of $61,660 was recognized as income on loans accounted for on a non-accrual basis.

     Accruing loans delinquent more than 90 days increased by $290,528 due to credit card loans. The Company began investing in credit cards in fiscal 1997.

     Foreclosed assets decreased to $508,000 at March 31, 1998 from $593,000 at June 30, 1997, a decrease of $85,000.

     At March 31, 1998, the Bank had approximately $9.5 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the March 31, 1998 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at March 31, 1998 will be adequate in the future.

     The following table sets forth information with respect to activity in the Bank's allowance for losses on loans during the periods indicated.


                                                                           Nine Months Ended
                                                                      -------------------------
                                                                        3/31/98        3/31/97
                                                                      ----------     ----------
                                                                        (Dollars in Thousands)
Balance at beginning of period                                        $    4,526     $    4,129
CHARGE-OFFS:
One- to four-family                                                          (77)           (78)
Commercial                                                                  ----           ----
Multi-family                                                                ----           ----
Consumer                                                                    (797)          (484)
Agriculture                                                                 ----           ----
Credit Cards                                                                (519)          ----
Mobile homes                                                                (154)          (155)
                                                                      ----------     ----------
Total charge-offs                                                     $   (1,547)    $     (717)
                                                                      ----------     ----------

RECOVERIES:
One-to four-family                                                    $       12     $       14
Commercial                                                                  ----            493
Multi-family                                                                ----             46
Commercial business                                                         ----              1
Consumer                                                                     134            170
Agriculture                                                                 ----           ----
Credit Cards                                                                 161           ----
Mobile homes                                                                  25             37
                                                                      ----------     ----------
Total recoveries                                                      $      332     $      761
                                                                      ----------     ----------

Net (charge-offs) recoveries                                          $   (1,215)    $       44

Additions charged to operations                                            2,228            320
                                                                      ----------     ----------

Balance at end of period                                              $    5,539     $    4,493
                                                                      ----------     ----------
                                                                      ----------     ----------

Ratio of net (charge-offs) recoveries during the period to
     average loans outstanding during the period                          (0.27)%          0.01%
                                                                      ----------     ----------
                                                                      ----------     ----------

Ratio of allowance for loan losses to total loans at end
     of period                                                              1.26%          1.04%
                                                                      ----------     ----------
                                                                      ----------     ----------

Ratio of allowance for loan losses to non-performing
     loans at end of period (1)                                           240.30%        224.76%
                                                                      ----------     ----------
                                                                      ----------     ----------


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

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                       At March 31, 1998             At June 30, 1997
                                                  --------------------------    ---------------------------
                                                                   Percent                        Percent
                                                                  of Loans                       of Loans
                                                                   in Each                        in Each
                                                                  Category                       Category
                                                                  to Total                       to Total
                                                    Amount          Loans          Amount          Loans
                                                  ----------     -----------    -----------    -----------
                                                                      (Dollars in Thousands)
One- to four- family                              $    1,333          31.64%    $    1,540          36.50%

Commercial and multi-family real estate (1)              905          21.48%           926          21.94%

Mobile homes                                             119           2.82%           145           3.43%

Consumer                                               1,302          30.91%         1,254          29.73%

Credit Cards                                           1,389           1.51%           329           0.51%

Agricultural                                             130           3.08%            77           1.82%

Commercial  business                                     361           8.56%           255           6.07%
                                                  ----------     -----------    ----------     -----------

          Total                                   $    5,539         100.00%    $    4,526         100.00%
                                                  ----------     -----------    ----------     -----------
                                                  ----------     -----------    ----------     -----------

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     GENERAL. The Company's net income increased $108,000 to $1.4 million for the three months ended March 31, 1998 as compared to $1.3 million for the three months ended March 31, 1997. As discussed in more detail below, this increase was due primarily to the increase in noninterest income of $1.3 million, and an increase in net interest income of $520,000 which were partially offset by an increase in noninterest expense of $856,000, an increase in the provision for losses on loans of $732,000 and an increase in income tax expense of $145,000.

     INTEREST INCOME. Interest income increased $589,000 from $10.8 million for the three months ended March 31, 1997 to $11.4 million for the three months ended March 31, 1998. This increase was primarily due to an increase in interest earned on interest earning assets and an increase in the average balance of interest earnings assets. The average yield on interest earning assets increased from 8.20% to 8.38% and the average balance of interest earning assets increased $16.8 million when comparing the three months ended March 31, 1998 to the same period in the prior fiscal year.

     INTEREST EXPENSE. Interest expense increased $69,000 from $6.1 million for the three months ended March 31, 1997 to $6.2 million for the three months ended March 31, 1998. This increase was largely attributable to an increase in the average balance of interest bearing liabilities. The average rates on interest bearing liabilities remained relatively stable at 5.04% and 4.97% for the three months ended March 31, 1997 and March 31, 1998, respectively. The average balance of interest bearing liabilities increased $12.7 million for the three months ended March 31, 1998 as compared to the same period in the prior fiscal year.

     NET INTEREST MARGIN. The Company's net interest margin for the three months ended March 31, 1998 as compared to March 31, 1997 increased 28 basis points to 3.83%. As discussed above, the yields on interest earning assets increased more than the rates paid on interest-bearing liabilities, resulting in an increase in net interest margin. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

     PROVISION FOR LOSSES ON LOANS.      During the three months ended March 31,
1998, the Company recorded a provision for losses on loans of $898,000 as compared to $166,000 for the three months ended March 31, 1997. The provision for loan losses of $898,000 for the three months ended March 31, 1998 compared to the same period in fiscal 1997 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. The Bank increased its provision for losses on loans to aid in absorbing possible loan losses from the credit card loan program. See "Asset Quality" for further discussion.

     NONINTEREST INCOME. Noninterest income was $3.1 million for the three months ended March 31, 1998 as compared to $1.7 million for the three months ended March 31, 1997, an increase of $1.3 million.

     Fees on deposits increased $108,000 for the three months ended March 31, 1998 as compared to the same period in the prior fiscal year. This increase was due to an increase in the number of transaction accounts that customers have with the bank. See "Financial Condition Data" for further discussion.

     The increase in credit card income of $1.5 million for the three months ended March 31, 1998 as compared to the same period in fiscal 1997 is primarily due to an increase in fees received on unsecured credit cards. This represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. Interest income on credit card loans is included in interest income on loans.

     NONINTEREST EXPENSE. Noninterest expense increased $856,000 from $4.4 million for the three months ended March 31, 1997 to $5.3 million for the three months ended March 31, 1998.

     There was an increase of $626,000 in the cost of third party processors of credit cards. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program. The Company began processing credit cards in the second quarter of fiscal 1997.

     INCOME TAX EXPENSE. The Company's income tax expense for the three months ended March 31, 1998 was $696,000 compared to $551,000 for the three months ended March 31, 1997, an increase of $145,000. This increase was proportionate to the increase in the Company's income before income tax and due to the increase in the effective tax rate to 33.0% for the three months ended March 31, 1998 as compared to 29.6% for the same period in the prior fiscal year.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

GENERAL. The Company's net income increased $2.5 million to $4.7 million for the nine months ended March 31, 1998 as compared to $2.2 million for the nine months ended March 31, 1997. As discussed in more detail below, this increase was due primarily to the increase in noninterest income of $3.8 million, an increase in net interest income of $1.4 million and a decrease in noninterest expense of $750,000 which were partially offset by an increase in the provision for losses on loans of $1.9 million and an increase in income tax expense of $1.5 million.

     INTEREST INCOME. Interest income increased $2.1 million from $32.9 million for the nine months ended March 31, 1997 to $35.0 million for the nine months ended March 31, 1998. This increase was primarily due to an increase in interest earned on interest earning assets and an increase in the average balance of interest earnings assets. The average yield on interest earning assets increased from 8.34% to 8.50% and the average balance of interest earning assets increased $22.7 million when comparing the nine months ended March 31, 1998 to the same period in the prior fiscal year.

     INTEREST EXPENSE. Interest expense increased $737,000 from $18.6 million for the nine months ended March 31, 1997 to $19.3 million for the nine months ended March 31, 1998. This increase was primarily due to an increase in the average balance of interest bearing liabilities. The average rates on interest bearing liabilities remained stable at 5.11% and 5.10% for the nine months ended March 31, 1997 and March 31, 1998, respectively. The average balance of interest bearing liabilities increased $19.9 million when comparing the nine months ended March 31, 1998 to the same period in the prior fiscal year.

     NET INTEREST MARGIN. The Company's net interest margin for the nine months ended March 31, 1998 as compared to March 31, 1997 increased 18 basis points to 3.81%. As discussed above, the yields on interest earning assets increased more than the rates paid on interest-bearing liabilities, resulting in an increase in net interest margin. Because the Company's interest-bearing liabilities reprice faster than its interest-earning assets, when interest rates decrease, the Company generally experiences an increase in its net interest margin. The opposite is generally true during a period of increasing interest rates.

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

      During the nine months ended March 31, 1998, the Company recorded a provision for losses on loans of $2.2 million compared to $320,000 for the nine months ended March 31, 1997. The provision for loan losses of $2.2 million for the nine months ended March 31, 1998 compared to the same period in fiscal 1997 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. The Bank increased its provision for losses on loans primarily to provide for future expected write-offs on credit card loans. See "Asset Quality" for further discussion.

     The allowance for loan losses at March 31, 1998 was $5.5 million. The allowance increased from the June 30, 1997 balance primarily as a result of the provision for loan losses of $2.2 million which was reduced by charge-offs exceeding recoveries by $1.2 million. The ratio of allowance for loan losses to non-performing loans at March 31, 1998 was 240.30% compared to 224.76% at March 31, 1997. The allowance for losses on loans to total loans at March 31, 1998 was 1.26% compared to 1.04% at March 31, 1997. The Bank's management believes that the March 31, 1998 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

     NONINTEREST INCOME. Noninterest income was $8.4 million for the nine months ended March 31, 1998 as compared to $4.6 million for the nine months ended March 31, 1997.

     Fees on deposits increased $432,000 for the nine months ended March 31, 1998 as compared to the same period in the prior fiscal year. This increase was due to an increase in the number of transaction accounts that customers have with the bank. See "Financial Condition Data" for further discussion.

     The increase in credit card income of $3.5 million for the nine months ended March 31, 1998 as compared to the same period in fiscal 1997 is primarily due to an increase in fees received on unsecured credit cards. This represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. Interest income on credit card loans is included in interest income on loans.

     NONINTEREST EXPENSE. Noninterest expense decreased $750,000 from $15.5 million for the nine months ended March 31, 1997 to $14.8 million for the nine months ended March 31, 1998. This decrease was primarily from a decrease in federal insurance premiums and assessments of $3.0 million, which was partially offset by an increase in compensation and employee benefits of $503,000, an increase in other general and administrative expenses of $295,000 and an increase in credit card processing expense of $1.5 million.

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

     There was an increase of $1.5 million in the cost of third party processors of credit cards. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program. The Company began processing credit cards in the second quarter of fiscal 1997.

     INCOME TAX EXPENSE. The Company's income tax expense for the nine months ended March 31, 1998 was $2.4 million compared to $916,000 for the nine months ended March 31, 1997, an increase of $1.5 million. This increase was proportionate to the increase in the Company's income before income tax and due to the increase in the effective tax rate to 33.5% for the nine months ended March 31, 1998 as compared to 29.0% for the same period in the prior fiscal year.

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

     Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At March 31, 1998, the Bank's regulatory liquidity ratio was 8.94%.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales,
(iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the nine months ended March 31, 1998, the Bank generated funds internally that allowed it to pay down FHLB advances. The Bank renewed its open line of credit with the FHLB in January 1998 at an amount of $10.0 million which will expire in January 1999. Management expects this line of credit to be renewed at that time. There were no outstanding advances on this line of credit at March 31, 1998.

     The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 1998, the Bank had outstanding commitments to originate or purchase loans of $37.2 million and to sell loans of $26.6 million. The Bank had no commitments to purchase or sell securities available for sale. There was no commitment to purchase or sell mortgage-backed securities, or securities to be held to maturity.

     Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

     In April of 1996, the Company initiated a stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1996 through April 30, 1997. A total of 138,315 shares of common stock were purchased pursuant to this program. In April of 1997, the Company initiated another stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1997 through April 30, 1998. In accordance with the provisions of the current stock buy back program, the Company had purchased 74,500 shares of common stock as of March 31, 1998. In April of 1998, the Company initiated a third stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1998 through April 30, 1999. No shares of common stock have been purchased pursuant to this program.

     Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at March 31, 1998, the Bank met all current capital requirements.

     The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 7.63% at March 31, 1998

     Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation or its effect of the Bank.

     During the first quarter of fiscal 1997, the Small Business Job Protection Act of 1996 was signed into law which repealed the percentage of taxable income method of computing the bad debt deduction for savings institutions for tax years beginning after March 31, 1997. Beginning in fiscal year 1997, the Bank is required to recapture into income the excess of its June 30, 1997 loan loss reserves for "qualifying" and "nonqualifying" loans over its June 30, 1988 loan loss reserves for "qualifying" and "nonqualifying" loans. This excess which was $720,000 at June 30, 1997, is required to be recaptured ratably over a six year period. The onset of recapture can be delayed for one or two years if the Bank meets a residential loan originations requirement in effect in 1996 and 1997.
To qualify for a deferral each year, the Bank will be required to lend as much in dollar terms on residential real estate as in the average of the most recent six years. The residential loan calculation does not include refinancing and home equity loans. At June 30, 1997, the Bank's recorded deferred tax liability of $245,000 provides for the recapture of the loan loss reserves.

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

     The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This Statement also permits reduced disclosures for nonpublic entities. This Statement supersedes the disclosure requirements in FASB Statements No. 87, "Employers' Accounting for Pensions, No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement is effective for financial statements for periods beginning after December 15, 1997.

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

Item 1.   LEGAL PROCEEDINGS
                                   None

Item 2.   CHANGES IN SECURITIES
                                   None

Item 3.   DEFAULTS UPON SENIOR SECURITIES
                                   None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                   None

Item 5.   OTHER INFORMATION

          On April 24, 1998 the Board of Directors declared a three-for-two stock split in the form of a stock dividend of one-half share of common stock for each one share outstanding, payable to shareholders of record on May 8, 1998. The Payment Date will be on or about May 29, 1998.


Item 6.   EXHIBITS AND REPORTS OF FORM 8-K

          a.   Exhibit 27 is attached

          b.   A Report Form 8-K was filed on 4-15-98.


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



                                           HF Financial Corp.
                                     -----------------------------------
                                             (Registrant)

Date:     4/30/98             by   /s/ Curtis L. Hage
     ----------------------        ------------------------------------
                                    Curtis L. Hage, Chairman,  President
                                    and Chief Executive Officer
                                    (Duly Authorized Officer)

Date:     4/30/98             by   /s/ Donald F. Bertsch
     ----------------------        ------------------------------------
                                    Donald F. Bertsch, Senior
                                    Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)