Form 10-K405
period 1998-06-30
HF FINANCIAL CORP
filed 1998-09-25
CIK 881790

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                          OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM _________________ TO ___________________________

COMMISSION FILE NUMBER 0-19972

                                  HF FINANCIAL CORP.
-------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Delaware                                46-0418532
---------------------------------        -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


225 South Main Avenue, Sioux Falls, South Dakota                57104
-------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:          (605) 333-7556
                                                             -----------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 21, 1998 there were 4,749,180 issued and outstanding shares of the Registrant's Common Stock.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 21, 1998 was $66.1 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the Registrant.)

                        DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 1998 Annual Meeting of Stockholders.

                                       PART I

ITEM 1.  BUSINESS

THE COMPANY

HF Financial Corp. (the "Company") was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Home Federal" or the "Bank") issued in the mutual to stock conversion of Home Federal (the "Conversion"). The Company acquired all of the outstanding stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a mortgage subsidiary as HomeFirst Mortgage Corp. ("Mortgage Corp."). This subsidiary ceased operations in fiscal year 1998. In May, 1996, the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of this entity. At June 30, 1998, the Company had total assets of $571.0 million and consolidated stockholders' equity of $56.6 million (or 9.91% of assets).

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

The executive offices of the Company, the Mortgage Corp. and HF Card Services are located at 225 South Main Avenue, Sioux Falls, South Dakota 57104. The Company's telephone number at that address is (605) 333-7556.

THE BANK

Home Federal is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"). Originally chartered in 1929, Home Federal serves 14 cities in eastern South Dakota through its main office in Sioux Falls and its network of 18 retail banking offices located throughout eastern South Dakota and one internet branch which is located at www.homefederal.com.

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

At June 30, 1998, the Bank's loan portfolio totalled $450.1 million, which consisted of $131.1 million of one- to four- family residential mortgage loans, $54.6 million of multi-family real estate loans, $38.0 million of commercial real estate loans, $12.8 million of construction and development loans, $156.2 million of consumer loans, $16.3 million of agricultural loans and $41.1 million of commercial business loans. On such date, the Bank had $39.6 million of mortgage-backed securities and $44.2 million of investment securities.

MORTGAGE CORP.

HomeFirst Mortgage Corp. is a South Dakota Corporation which had an office in Omaha, Nebraska. The Company ceased operations of the Mortgage Corp. during the first quarter of fiscal 1998. The Mortgage Corp. was a mortgage banking operation that originated one- to four-family residential loans which were sold into the secondary market. The Mortgage Corp. had assets of $1,000 at June 30, 1998. The Mortgage Corp. had a net loss of $11,000 during the year ended
June 30, 1998. The primary exit costs involved were compensation costs of $28,000 and occupancy costs of $21,000.

HF CARD SERVICES

In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of the membership interest of this entity. HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide to sub-prime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional credit card issuers. HF Card Services had net income of $98,000 during fiscal year 1998.

OTHER SUBSIDIARIES

Home Federal, through its wholly-owned subsidiaries, Hometown Insurors, Inc. and Mid-America Service Corporation, offers credit-life, hazard and other insurance products and appraisal services. See "Subsidiary Activities." In addition, Home Federal's subsidiary, PMD, Inc., engages in the business of buying, selling and managing repossessed real estate properties of Home Federal. PMD, Inc. had no activity during fiscal year 1998.

MARKET AREA

Based on total assets at June 30, 1998, Home Federal is the largest thrift institution headquartered in South Dakota. During its 68-year existence, among its other lending activities, Home Federal served its customers located in eastern and central South Dakota, including the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Hartford, Canton, Parker, Lennox, Aberdeen, Mobridge, Brookings and Redfield, and the communities surrounding such communities through its network of 19 full service offices and one internet branch. The Bank's immediate market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms.

HF Card Services provides services to customers nationwide.

LENDING ACTIVITIES

GENERAL. Historically, the Bank has originated fixed-rate one- to four-family mortgage loans. Since 1984, however, the Bank has emphasized the origination of adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate mortgage loans. The Bank has continued to originate fixed-rate mortgage loans in response to customer demand. While the Bank sold fixed-rate loans with maturities of 15 years or greater and conventional ARM loans into the secondary market, during fiscal 1998 the Bank sold the majority of the loans with servicing released.

While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences as well as consumer loans, the Bank also originates multi-family residential and commercial real estate, construction, agricultural and commercial business loans in its primary market area. In addition, the Bank makes credit card loans to customers on a nationwide basis. The Bank originates residential and non-owner occupied construction loans that are presold to borrowers or held for sale by local builders and, on few occasions, makes land acquisition and development loans. The Bank's one- to four-family loans are primarily secured by homes located in its market area in South Dakota. At June 30, 1998, the Bank's net loan portfolio totalled $436.1 million.

LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.





                                                                            At June 30,
                                    ----------------------------------------------------------------------------------------------
                                          1998             1997               1996                1995                1994
                                     Amount  Percent Amount   Percent   Amount    Percent   Amount    Percent   Amount   Percent
                                    -------  ------- ------   -------   ------    -------   ------    -------   ------   ---------
                                                                      (Dollars In Thousands)
 REAL ESTATE LOANS:
     One- to four-family..........  $131,062  29.13% $165,573   36.50% $178,198     41.12% $163,379     42.99%  $145,142     44.56%
     Multi-family.................    54,560  12.12    59,971   13.22    62,932     14.52    73,516     19.34     56,906     17.48
     Commercial...................    38,002   8.44    34,252    7.55    26,130      6.03    22,400      5.89     18,710      5.74
     Construction and development.    12,804   2.85     5,315    1.17    20,823      4.81    12,522      3.30     17,590      5.40
                                     ------- ------  --------  ------   -------    ------   -------    ------   --------    ------
     Total real estate loans......   236,428  52.54   265,111   58.44   288,083     66.48   271,817     71.52    238,348     73.18
                                     ------- ------  --------  ------   -------    ------   -------    ------   --------    ------
 OTHER LOANS:
 Consumer Loans:
     Mobile home..................    11,152   2.48    15,571    3.43    20,031      4.62    25,462      6.70     31,762      9.75
     Automobiles..................    66,044  14.67    66,483   14.66    48,181     11.12    32,583      8.57     22,586      6.93
     Deposit account..............     2,167   0.48     2,299    0.51     2,210      0.51     2,761      0.73      2,051      0.63
     Student......................     6,986   1.55     6,409    1.41     5,729      1.32     2,884      0.76      2,508      0.77
     Junior liens.................    41,599   9.24    38,736    8.54    24,298      5.60    22,613      5.95     18,676      5.73
     Credit cards.................    12,335   2.74     2,310    0.51     - - -      0.00     - - -      0.00      - - -      0.00
     Other (1)....................    15,944   3.54    20,934    4.61    25,475      5.88    10,784      2.84      5,077      1.57
                                     ------- ------  --------  ------   -------    ------   -------    ------   --------    ------
     Total consumer loans.........   156,227  34.70   152,742   33.67   125,924     29.05    97,087     25.55     82,660     25.38
                                     ------- ------  --------  ------   -------    ------   -------    ------   --------    ------

 Commercial business..............    41,068   9.13    27,534    6.07    13,913      3.21    11,129      2.93      4,700      1.44
                                     ------- ------  --------  ------   -------    ------   -------    ------   --------    ------
 Agricultural.....................    16,327   3.63     8,261    1.82     5,461      1.26     - - -      0.00      - - -      0.00
                                     ------- ------  --------  ------   -------    ------   -------    ------   --------    ------

         Total other loans........   213,622  47.46   188,537   41.56   145,298     33.52   108,216     28.48     87,360     26.82
                                     ------- ------  --------  ------   -------    ------   -------    ------   --------    ------

         Total gross loans........   450,050 100.00%  453,648  100.00%  433,381    100.00%  380,033    100.00%   325,708    100.00%
                                     ------- ------  --------  ------   -------    ------   -------    ------   --------    ------
                                     ------- ------  --------  ------   -------    ------   -------    ------   --------    ------

 LESS:
     Loans in process.............    (5,199)          (4,272)           (7,349)            (10,934)             (11,552)
     Deferred fees and discounts..    (1,514)          (1,348)           (1,480)               (914)                (909)
     Allowance for losses.........    (7,199)          (4,526)           (4,129)             (4,039)              (4,899)
                                    --------         --------          --------            --------             --------
       Total loans receivable, net  $436,138         $443,502          $420,423            $364,146             $308,348
                                    --------         --------          --------            --------             --------
                                    --------         --------          --------            --------             --------

(1) Includes primarily second mortgage loans.

The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate loans at the dates indicated.


                                                                            At June 30,
                                    ----------------------------------------------------------------------------------------------
                                          1998              1997               1996               1995                1994
                                    Amount   Percent  Amount   Percent   Amount    Percent   Amount    Percent   Amount   Percent
                                    ------   -------  ------   -------   ------    -------  -------    -------  -------  ---------
                                                                      (Dollars In Thousands)
FIXED-RATE LOANS:
Real Estate:
   One- to four-family ...........  $ 69,679  15.48% $ 72,198   15.91% $ 82,108    18.95%  $ 73,460     19.33%  $ 77,615    23.83%
   Multi-family, commercial &
      construction................    19,729   4.38    18,463    4.07    24,706     5.70     18,821      4.95     18,929     5.81
                                     ------- ------  --------  ------   -------   ------    -------    ------   --------   ------
     Total real estate loans .....    89,408  19.86    90,661   19.98   106,814    24.65     92,281     24.28     96,544    29.64
                                     ------- ------  --------  ------   -------   ------    -------    ------   --------   ------

Consumer (including mobile
   home loans)....................   116,409  25.87   124,054   27.35   114,434    26.40     94,955     24.99     79,899    24.53
Agricultural .....................       982   0.22     1,293    0.29     - - -     0.00      - - -      0.00      - - -     0.00
Commercial business ..............     9,323   2.07     8,516    1.88       960     0.22      3,602       .95      2,283     0.70
                                     ------- ------  --------  ------   -------   ------    -------    ------   --------   ------
     Total fixed-rate loans ......   216,122  48.02   224,524   49.50   222,208    51.27    190,838     50.22    178,726    54.87
                                     ------- ------  --------  ------   -------   ------    -------    ------   --------   ------
ADJUSTABLE-RATE LOANS:
Real estate:
    One- to four-family ..........    61,383  13.64    93,375   20.58   105,389    24.32     96,213     25.32     75,738    23.25
    Multi-family, commercial &
      construction................    85,637  19.03    81,075   17.87    75,880    17.51     83,323     21.92     66,067    20.29
                                     ------- ------  --------  ------   -------   ------    -------    ------   --------   ------
         Total real estate loans..   147,020  32.67   174,450   38.45   181,269    41.83    179,536     47.24    141,805    43.54
                                     ------- ------  --------  ------   -------   ------    -------    ------   --------   ------

Consumer .........................    39,818   8.85    28,688    6.32    16,951     3.91      2,132       .56      2,760     0.85
Agricultural .....................    15,345   3.41     6,968    1.54     - - -     0.00      - - -      0.00      - - -     0.00
Commercial business ..............    31,745   7.05    19,018    4.19    12,953     2.99      7,527      1.98      2,417     0.74
                                     ------- ------  --------  ------   -------   ------    -------    ------   --------   ------
         Total adjustable-rate
           loans .................   233,928  51.98   229,124   50.50   211,173    48.73    189,195     49.78    146,982    45.13
                                     ------- ------  --------  ------   -------   ------    -------    ------   --------   ------


         Total loans .............   450,050 100.00%  453,648  100.00%  433,381   100.00%   380,033    100.00%   325,708   100.00%
                                     ------- ------  --------  ------   -------   ------    -------    ------   --------   ------
                                     ------- ------  --------  ------   -------   ------    -------    ------   --------   ------

Less:
    Loans in process .............    (5,199)          (4,272)           (7,349)            (10,934)             (11,552)
    Deferred fees and discounts ..    (1,514)          (1,348)           (1,480)               (914)                (909)
    Allowance for loan losses ....    (7,199)          (4,526)           (4,129)             (4,039)              (4,899)
                                     -------         --------           -------             -------             --------
         Total loans receivable,
           net ...................  $436,138         $443,502          $420,423            $364,146             $308,348
                                    --------         --------          --------            --------             --------
                                    --------         --------          --------            --------             --------

The following schedule illustrates the scheduled principal contractual repayments of the Bank's loan portfolio at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.




                                            Real Estate                                         Non-Real Estate
                              -------------------------------------     --------------------------------------------------------
Due during years ending     One- to Four-   Multi-                                   Credit                 Commercial
June 30,                      Family        Family   Commercial (2)     Consumer     Cards    Agricultural   Business      Total
                              -------       -------  --------------     --------     ------   ------------  ---------      -----
                                                                 (Dollars in Thousands)
1999 (1)..............       $   3,148    $  2,363     $    3,590      $   33,786    $  12,335   $   5,561   $  28,144    $ 88,927
2000..................           3,410       2,575          3,927          34,093        - - -       5,736       3,596      53,337
2001..................           3,698       2,804          4,301          33,389        - - -         344       3,960      48,496
2002 and 2003.........           8,349       6,378          9,872          29,930        - - -         788       2,460      57,777
2004 to 2008..........          27,816      21,626         24,739           5,662        - - -       2,630       2,908      85,381
2009 and following....          84,641      18,814          4,377           7,032        - - -       1,268       - - -     116,132
                            ----------    --------     ----------      ----------    ---------   ---------   ---------    --------
Total.................      $  131,062    $ 54,560     $   50,806      $  143,892    $  12,335   $  16,327   $  41,068    $450,050
                            ----------    --------     ----------      ----------    ---------   ---------   ---------    --------
                            ----------    --------     ----------      ----------    ---------   ---------   ---------    --------


----------
(1)  Includes demand loans, loans having no stated maturity and overdraft loans.
(2)  Includes construction loans.

The total amount of loans due after June 30, 1999 which have predetermined interest rates is $176.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $184.4 million.

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

ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1998, the Company's one- to four-family residential mortgage loans totalled $131.1 million, or approximately 29.1% of the Company's gross loan portfolio.

Historically, the Company has emphasized the origination of conventional ARM loans for retention in its portfolio and fixed-rate conforming loans suitable for sale in the secondary market. However, during fiscal 1998 the Company sold conventional ARM loans into the secondary market. Presently, the Company follows the practice of generally selling fixed rate conventional mortgage loans with maturities of 15 years or greater. See "Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." During the year ended June 30, 1998, the Company originated $25.6 million of adjustable-rate real estate loans, the majority of which were secured by one- to four-family residential real estate. During the same period, the Company originated $89.6 million of fixed-rate real estate loans, the majority of which were secured by one- to four-family residential real estate. The Bank's one- to four-family residential mortgage originations are primarily in its market area.

The Company currently makes 15- and 30-year fixed and adjustable-rate one- to four-family residential mortgage loans in amounts up to 95% of the appraised value of the collateral property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure at or below the 80% level. The Company currently offers an ARM loan which has a fixed rate for the initial three years and converts to a one-year ARM loan for the remainder of the life of the loan. The Company also offers a one-year ARM loan with a rate below the Company's then current fixed-rate loan for a comparable 15- or 30-year term loan. These loans provide for up to a 2.0% annual cap and a lifetime cap of 6.0% over the fully-indexed rate. These ARM products have an interest rate margin generally 2.875% over the one-year Treasury Bill rate. These loans provide for up to a 2.0% annual cap and a lifetime cap of 6.0% over the fully-indexed rate calculated at the date of origination. As a consequence of using caps, the interest rates on these loans are not as rate sensitive as is the Company's cost of funds. The initial rate used for the loan is usually below the fully-indexed rate and is determined by the Company in accordance with market and competitive factors.

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

The Company also offers fixed-rate 15- through 30-year mortgage loans that conform to secondary market standards (i.e., Federal National Mortgage Bank ("FNMA"), Government National Mortgage Bank ("GNMA") and FHLMC standards). Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions. Residential loans generally do not include prepayment penalties. Most of these loans with maturities of 30 years are held for sale or sold in the secondary market. While the Company has generally retained servicing rights on such loans whenever possible, during fiscal 1998 the Company sold the majority of its loans with servicing released.

The Bank also originates fixed-rate one- to four-family mortgage loans through the South Dakota Housing Development Authority ("SDHDA") program. These loans generally have terms not to exceed 30 years and are either insured by the FHA/VA or private mortgage insuror or must have no more than a 80% loan to value ratio. The Bank receives an origination fee of one percent of the loan amount from the borrower and a servicing fee currently three-eighths of one percent from the SDHDA for these services. The Bank is the largest servicer of loans for the SDHDA. At June 30, 1998, the Bank serviced $278.2 million of mortgage loans for the SDHDA.

In underwriting one- to four-family residential real estate loans, Home
Federal evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. These criteria are also applied to loans purchased. Most property securing real estate loans made by Home Federal is appraised by an appraiser employed by Mid-America Service Corporation, Home Federal's wholly-owned subsidiary. Other appraisals are performed by independent appraisers selected by Home Federal. Home Federal requires borrowers to obtain title, fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Bank contain a "due-on-sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the collateral property.

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

The Bank presently originates adjustable-rate, short-term balloon payment, fixed-rate multifamily and commercial real estate loans. The Bank's multi-family and commercial real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, churches, motels, strip shopping centers and nursing homes. The terms of such loans are negotiated on a case by case basis. Commercial real estate loans generally have terms that do not exceed 25 years. The Bank has a variety of rate adjustment features, call provisions and other terms in its multi-family and commercial real estate loan portfolio. Generally, the loans are made in amounts up to 75% of the appraised value of the collateral property and with debt service coverage ratios of 115% or higher. The debt service coverage is the ratio of net cash from operations before payment of debt service. However, these percentages may vary depending on the type of security and the guarantor. Such loans provide for a negotiated margin over a designated index which is generally the one-year Treasury Bill Rate. Fixed rate loans are generally made when advances from the Federal Home Loan Bank ("FHLB") of Des Moines can be used to fund the loan. The Bank analyzes the financial condition of the borrower, the borrower's credit history, the borrower's prior record for producing sufficient income from similar loans, references and the reliability and predictability of the net income generated by the property securing the loan. The Bank generally requires personal guaranties of borrowers. Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan. The sale of participation interests in a loan are necessitated by the amount of the loan or the Loans to One Borrower requirements which would require the sale of the loan. In return for servicing these loans for the participants, the Bank generally receives a fee of one-fourth to three-eighths of one percent. Also, income is received at loan closing from loan fees and discount points. Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by independent appraisers selected by Home Federal and reviewed by Bank employees.

At June 30, 1998, the Bank had $54.6 million of multi-family and $38.0 million of commercial real estate loans, which represented 12.1% and 8.4%, respectively, of the Bank's gross loan portfolio. At June 30, 1998, $719,000 of the Bank's multi-family and commercial real estate portfolio or 0.2% of the Bank's gross loan portfolio was non-performing. See "Non-Performing Assets and Classified Loans" for a discussion of the Bank's largest non-performing assets and items of concern and the allowance established for each.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") includes a provision that limits the Bank's non-residential real estate lending (i.e., commercial real estate lending, other than lending on certain multi-family residences) to no more than four times its total capital. This maximum limitation, which at June 30, 1998 was $176.8 million, has not materially limited the Bank's lending practices. See "Regulation - Regulatory Capital Requirements."

Under FIRREA, the maximum amount which Home Federal may lend to any one borrower is 15% of Home Federal's unimpaired capital and surplus or $7.7 million at June 30, 1998. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. See "Regulation" for a discussion of the loans-to-one borrower rule. On June 30, 1998, the Bank did not have any loans exceeding the Loans to One Borrower requirements.

At June 30, 1998, Home Federal had no loans in excess of its present legal lending limit. On such date, the Bank had loans in excess of $1.0 million to 47 borrowers or groups of affiliated borrowers.

CONSTRUCTION AND DEVELOPMENT LENDING. The Bank makes construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers for the construction of one- to four-family residences and condominiums and the development of one- to four-family lots in the Bank's primary market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs 6 to 12 months. These construction loans have rates and terms which match the one- to four-family permanent loans offered by the Bank. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1998, the Bank had $2.1 million of residential construction loans to borrowers intending to live in the properties upon completion of construction.

The Bank has a line of credit for qualified builders. This product provides the builder flexibility while the Bank maintains its credit standards. The line of credit does not advance more than 75% of the approved value or cost on a construction project and a mortgage is filed on each construction project and interest is collected monthly. These lines provide for the payment of interest and loan fees, with interest rates of 1% to 2.5% over the prime rate adjusted on a monthly basis.

The Bank also makes loans to developers for the purpose of developing one- to four-family lots. These loans typically have terms of one year and carry interest rates which float monthly based on a national designated index such as the prime rate. Loan commitment and partial release fees are charged. These loans generally provide for the payment of interest and loan fees from loan proceeds. The principal balance of these loans is typically paid down as lots are sold. At June 30, 1998, the Bank had no development loans outstanding.

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

The Bank makes loans for the construction of multi-family residential properties. Such loans are generally made at adjustable rates which adjust annually based upon a national designated index. At June 30, 1998, the Bank had $1.3 million of multi-family residential construction loans. At June 30, 1998, all of the Bank's construction loans were performing in accordance with their terms.

Construction loans are generally originated with a maximum loan-to-value ratio of 75% and land development loans are generally originated with a maximum loan-to-value ratio of 60%, based upon an independent appraisal. Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and development loans to borrowers other than owner occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property, or for larger projects, both an appraisal and a study of the feasibility of the proposed project. The Bank's construction loan policy provides for the inspection of properties by in-house and independent inspectors at the commencement of construction and prior to disbursement of funds during the term of the construction loan.

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

Most of the Bank's mobile home loans have been originated with fixed rates of interest and are generally made in amounts of up to a maximum of the lesser of 125% of the net invoice or 90% of the buyer's cost. The buyer's cost can include such items as freight, itemized set-up charges, physical damage insurance, sales tax and filing and recording fees. Home Federal is permitted by regulation to make mobile home loans for terms of up to 20 years, although most of the Bank's mobile home loans are for terms of 15 years or less. At June 30, 1998, mobile home loans amounted to $11.1 million or 2.5% of the Bank's gross loan portfolio.

Home Federal currently purchases automobile conditional sales contracts from selected dealers within its market area as well as originating automobile loans directly. At June 30, 1998, automobile loans amounted to $66.0 million or 14.7% of the Bank's gross loan portfolio.

Loans secured by second mortgages, together with loans secured by all prior liens, are limited to 100% or less of the appraised value of the property securing the loan and generally have maximum terms that do not exceed seven to ten years. As of June 30, 1998, such loans amounted to $41.6 million or 9.2% of the Bank's gross loan portfolio.

The student loans originated by Home Federal are guaranteed as to principal and interest by the South Dakota Education Assistance Corporation. Upon the student nearing graduation, Home Federal sells such student loans with servicing rights released. At June 30, 1998, student loans amounted to $7.0 million or 1.6% of the Bank's gross loan portfolio.

At June 30, 1998, the Bank's consumer loan portfolio totalled $156.2 million, or 34.7% of its gross loan portfolio. Of the consumer loan portfolio at June 30, 1998, 25.5% were adjustable-rate loans.

Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. Home Federal offers both open- and closed-end credit. Overdraft lending is extended through lines of credit that are tied to a negotiated order of withdrawal ("NOW") account.
The credit lines generally bear interest at 18% and are generally limited to no more than $5,000. Loans secured by deposit accounts at the Bank are currently originated for up to 90% of the account balance (although historically the Bank has loaned up to 100% of the account balance), with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on such loans is typically equal to 2% above the contract rate.

The underwriting standards employed by the Bank for consumer loans, including mobile home loans, include an application, a determination of the applicant's payment history on other debts, and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as mobile homes, automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although management believes that the level of delinquencies in the Bank's consumer loan portfolio, has generally been low (at June 30, 1998, $1.0 million) (excluding $140,000 of repossessed consumer collateral), or approximately 0.64% of the consumer loan portfolio, was non-performing, there can be no assurance that delinquencies will not increase in the future.

CREDIT CARD LENDING. During fiscal year 1991, the Bank began offering VlSA/Mastercard card credit card services on an agency basis to its customers. The Bank does not retain or have any credit liability related to the credit which is extended in connection with such cards. The Bank is paid a fee for each card issued and receives a fee for each transaction completed on these cards. During fiscal 1997, the Company made a strategic decision to enter the credit card business in a more direct fashion and took a majority (51%) position in a newly formed subsidiary, HF Card Services, L.L.C. The target market for credit cards in this line of business is sub-prime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional card issuers. The Bank manages the overall risk of the credit card program by its underwriting criteria that demands a recent history of acceptable performance on all accounts and product design and pricing which limits a new customer's available line of credit while providing an immediate revenue source. Examples include an unsecured product which starts with a $300 line of credit, but charges both a $50 annual fee and a $150 acceptance fee to the card, resulting in an initial $100 of available credit to the customer. The secured product also delivers a $300 line of credit to the customer, but charges a $50 annual fee and takes $225 cash advance against the card to be held as a security deposit, resulting in an initial $25 of available credit to the customer. The Company had approximately $12.3 million in credit card loans at June 30, 1998. The Bank added a new officer to its staff in fiscal year 1997 with 12 years of experience in the credit card industry. Credit card processing is being provided by independent third parties. The Bank will continue to explore new credit card product opportunities and relationships with other interested businesses who are able to demonstrate a sound financial position coupled with positive industry backgrounds and whose ownership and management is found to be acceptable.

COMMERCIAL BUSINESS LENDING. In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates commercial loans to local businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management". At June 30, 1998, approximately $41.1 million or 9.1% of the Bank's total loan portfolio was comprised of commercial business loans. Home Federal's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and business expansion within the Bank's market area. Virtually all of Home Federal's commercial business loans have been to borrowers in its primary lending areas. The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration ("SBA") of which a portion of such loans are also guaranteed in part by the SBA. The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans. In the future, Home Federal intends to continue to expand its commercial business lending, subject to market conditions. Interest rates on commercial business loans adjust or float with a designated national index plus a specified margin.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Virtually all of the Bank's commercial business loans include personal guarantees. At June 30, 1998, seven of the Bank's commercial business loans totaling $396,000 were non-performing.

AGRICULTURAL LOANS. In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Company established an agricultural lending department in fiscal year 1996. The Company employed experienced lenders to establish this department and to ensure a high quality portfolio. The agricultural division offers four types of loans to its consumers: (1) operating loans which are used to fund operating expenses which typically have a one year term and are indexed to the national prime rate; (2) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (3) agricultural farmland term loans which are used to fund land purchases or refinances; (4) specialized livestock loans fund facilities and equipment for confinement enterprises. These loans typically will have personal guarantees, a first lien on the real estate, interest rates adjustable to the national prime rate, and require quarterly or monthly payments. All loans are secured by the operating assets of the borrower. The Bank had approximately $16.3 million of its loan portfolio in agricultural loans which was 3.6% of its loan portfolio at June 30, 1998.

Loan customers are required to supply current financial statements, tax returns for the past three to five years, and cash flow projections which are updated on an annual basis. In addition, on major loans the loan officer will perform an annual farm visit, obtain financial statements and perform a financial review of the loan.

At June 30, 1998, none of the agricultural loan portfolio was non-performing.

ORIGINATIONS, PURCHASES, SALES AND SERVICING OF LOANS AND MORTGAGE-BACKED SECURITIES

Real estate loans are originated by Home Federal's staff of salaried loan officers working in the Bank's retail banking offices. Loan applications are taken in each office, submitted to the main office for processing, for underwriting, and then, if the amount requested requires, to the loan committee for approval. Walk-in customers and referrals from real estate brokers and builders are important sources of loan originations.

The Company originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in its market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. Virtually all newly originated fixed-rate residential mortgage loans with maturities of 15 years or greater are originated pursuant to prior commitments for immediate sale in the secondary market. The Company sells loans to private investors as well as to FNMA and FHLMC. At June 30, 1998, the Company had $9.6 million of loans secured by one- to four-family residential real estate which were held for sale. See Notes 3 and 4 of the Notes to Consolidated Financial Statements. These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals in the Bank's asset/liability management program. In selling these fixed-rate mortgage loans, the Bank has historically retained the servicing rights whenever possible. However, during fiscal 1998 the Bank has sold the majority of these loans with servicing released. The Bank also occasionally sells loan participations in order to diversify risk and to comply with loans-to-one borrower requirements.

Home Federal has had a substantial portfolio of fixed-rate and adjustable-rate mortgage-backed securities which it uses for investment and liquidity management. During fiscal 1998, the Bank purchased $16.6 million of mortgage-backed securities. At June 30, 1998, mortgage-backed securities totalled $39.6 million, or 8.1% of Home Federal's gross loans and mortgage-backed securities portfolio. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of Home Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements. Under the risk-based capital requirement, GNMA mortgage-backed securities have a risk-weighting of 0% and FNMA and FHLMC mortgage-backed securities and mortgage-backed securities issued by U.S. Government sponsored agencies have a risk weighting of 20%, in contrast to the 50% risk weight carried by residential loans. While the Bank could exchange its long-term, fixed-rate mortgage loans for FHLMC participation certificates in order to achieve the same benefit of increased liquidity, to date, it has not elected to do so.

Since 1982, the Bank has purchased mortgage servicing rights from other originators on loans of the SDHDA, a state agency that provides low-interest residential housing financing for first time home buyers in South Dakota. In return for servicing such portfolio, the Bank generally receives a fee of three-eighths of one percent from the SDHDA. At

June 30, 1998, the Bank serviced $364.3 million in loans for others (primarily the SDHDA).

The contractual right to service mortgage loans has an economic value. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age and maturity of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience on the loans, the types of loans and other factors.

The unamortized cost of loan servicing rights was $1.4 million at June 30, 1998. Home Federal had no long-term capitalized excess servicing fees receivable as of that date. Home Federal has elected to amortize the servicing rights over the life of the loans using the interest method. Management reviews its amortization schedules at least quarterly to assure that the carrying value of mortgage servicing is fairly stated.

From time to time, Home Federal has purchased whole loans and loan participations in accordance with its ongoing asset/liability management objectives.

The following table shows the loan and mortgage-backed securities origination, purchase and repayment activities of the Company for the years indicated.

                                                         Years Ended June 30,
                                                     --------------------------
                                                       1998      1997     1996
                                                       ----      ----     ----
                                                        (Dollars in Thousands)
ORIGINATIONS BY TYPE:
Adjustable rate:
  Real estate. . . . . . . . . . . . . . . . .      $ 25,580  $ 44,899  $26,848
  Non-real estate. . . . . . . . . . . . . . .        32,659    29,554   21,987
                                                     -------   -------   ------
     Total adjustable rate. . . . . . . . .           58,239    74,453   48,835
                                                    --------  --------  -------
Fixed-rate:
  Real estate. . . . . . . . . . . . . . . . .        89,582    16,601   33,083
  Non-real estate. . . . . . . . . . . . . . .        93,869   104,217   89,847
                                                    --------  --------  -------
     Total fixed-rate. . . . . . . . . . . . .       183,451   120,818  122,930
                                                    --------  --------  -------
        Total loans originated . . . . . . . .       241,690   195,271  171,765
                                                    --------  --------  -------
PURCHASES:
  Loan participations. . . . . . . . . . . . .        21,510    13,813   23,886
  Mortgage-backed securities . . . . . . . . .        16,573     - - -   20,162
                                                    --------  --------  -------
     Total purchased . . . . . . . . . . . . .        38,083    13,813   44,048
                                                    --------  --------  -------
SALES:
  Real estate loans. . . . . . . . . . . . . .       106,397    53,250   55,050
  Mortgage-backed securities . . . . . . . . .           477    12,184   20,978
                                                    --------  --------  -------
     Total sales . . . . . . . . . . . . . . .       106,874    65,434   76,028
PRINCIPAL REPAYMENTS                                 165,509   147,954  104,358
                                                    --------  --------  -------

     Total reductions. . . . . . . . . . . . .       272,383   213,388  180,386
                                                    --------  --------  -------
Other, net . . . . . . . . . . . . . . . . . .        (5,622)   (1,938)  (3,039)
                                                    --------  --------  -------
     Net increase (decrease) . . . . . . . . .      $  1,768  $ (6,242) $32,388
                                                    --------  --------  -------
                                                    --------  --------  -------


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

The Company includes all loans considered impaired in nonaccrual loans. The amount of impaired loans was not material at June 30, 1998.

The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1998. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual amounts which are overdue.




                                                                               At June 30, 1998
                                                                            (Dollars in Thousands)
                                            -------------------------------------------------------------------------------------
                                                                                 REAL ESTATE
                                            -------------------------------------------------------------------------------------
                                                      One- to four-family                             Commercial
                                            -------------------------------------------------------------------------------------
                                                                          Percent                                       Percent
                                                                          of Total                                      of Total
                                              Number         Amount        Loans             Number         Amount       Loans
                                             -------         ------       --------          -------        -------       ------
 Loans delinquent for:
   30-59 days.......................             21       $    533           0.12%               1       $    159         0.04%
   60-89 days.......................              4             37           0.01                1            311         0.07
   90 days and over.................             13            745           0.17                3            720         0.16
                                               ----       --------          -----              ---       --------       ------
 Total delinquent loans ............             38       $  1,315           0.30%               5       $  1,190         0.27%
                                               ----       --------          -----              ---       --------       ------
                                               ----       --------          -----              ---       --------       ------




                                                        At June 30, 1998
                                                     (Dollars in Thousands)
                                            ---------------------------------------
                                                          REAL ESTATE
                                            ---------------------------------------
                                                           Consumer
                                            ---------------------------------------
                                                                          Percent
                                                                          of Total
                                              Number         Amount        Loans
                                             -------         ------       --------
 Loans delinquent for:
   30-59 days.......................            266       $  1,967           0.44%
   60-89 days.......................             43            364           0.08
   90 days and over.................             52            544           0.12
                                               ----       --------          -----

 Total delinquent loans ............            361       $  2,875           0.64%
                                               ----       --------          -----
                                               ----       --------          -----


                                                                               At June 30, 1998
                                                                            (Dollars in Thousands)
                                            -------------------------------------------------------------------------------------
                                                                               NON REAL ESTATE
                                            -------------------------------------------------------------------------------------
                                                        Credit Card                                       Business
                                            -------------------------------------------------------------------------------------
                                                                          Percent                                       Percent
                                                                          of Total                                      of Total
                                             Number           Amount        Loans           Number         Amount        Loans
                                             -------         ------       --------          -------        -------       ------
 Loans delinquent for:
   30-59 days.......................          3,502       $  1,293           0.29%               9           $432         0.10%
   60-89 days.......................          1,406            617           0.14                4            196         0.04
   90 days and over.................          1,104            530           0.12                7            396         0.09
                                              -----       --------          -----              ----      --------       ------

 Total delinquent loans ............          6,012       $  2,440           0.55%               20        $1,024         0.23%
                                              -----       --------          -----              ----      --------       ------
                                              -----       --------          -----              ----      --------       ------



----------

There were no construction and development loans delinquent at June 30, 1998. There were no agricultural loans delinquent at June 30, 1998.
There were no multi-family loans delinquent at June 30, 1998.

The following table sets forth the amounts and categories of the Bank's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans. The Bank did not have any material troubled debt restructurings at any of the dates presented.



                                                                              At June 30,
                                                        --------------------------------------------------------
                                                        1998          1997       1996         1995        1994
                                                        ----           ----      ----         ----        ----
                                                                            (Dollars in Thousands)
Non-accruing loans:
     One- to four-family . . . . . . . . . . . . .      $  623       $  618      $  682       $  169      $  263
     Commercial real estate. . . . . . . . . . . .         719          154         556          710         717
     Multi-family. . . . . . . . . . . . . . . . .       - - -        - - -       - - -        1,611       1,718
     Mobile homes. . . . . . . . . . . . . . . . .          31           52          58          198         122
     Credit cards. . . . . . . . . . . . . . . . .       - - -        - - -       - - -        - - -       - - -
     Consumer(1) . . . . . . . . . . . . . . . . .         482          428         340           23          51
     Commercial business . . . . . . . . . . . . .         396        - - -         427        - - -       - - -
     Agricultural. . . . . . . . . . . . . . . . .       - - -        - - -       - - -        - - -       - - -
                                                        ------       ------       ------      ------      -------
        Total. . . . . . . . . . . . . . . . . . .       2,251        1,252       2,063        2,711       2,871
                                                        ------       ------       ------      ------      -------

Accruing loans delinquent more than 90 days
     One- to four-family . . . . . . . . . . . . .       - - -        - - -       - - -          143          60
     Commercial real estate. . . . . . . . . . . .       - - -        - - -       - - -        - - -       - - -
     Multi-family. . . . . . . . . . . . . . . . .       - - -        - - -       - - -        - - -       - - -
     Mobile homes. . . . . . . . . . . . . . . . .       - - -        - - -       - - -            7          51
     Credit cards. . . . . . . . . . . . . . . . .         530        - - -       - - -        - - -       - - -
     Consumer(1) . . . . . . . . . . . . . . . . .       - - -        - - -       - - -            2          10
     Agricultural. . . . . . . . . . . . . . . . .       - - -        - - -       - - -        - - -       - - -
     Commercial business . . . . . . . . . . . . .       - - -        - - -       - - -        - - -       - - -
                                                        ------       ------       ------      ------      -------
        Total. . . . . . . . . . . . . . . . . . .         530        - - -       - - -          152         121
                                                        ------       ------       ------      ------      -------

Foreclosed assets:
     One- to four-family . . . . . . . . . . . . .          22          311          52          108          50
     Commercial real estate. . . . . . . . . . . .       - - -        - - -           1            3       1,005
     Multi-family. . . . . . . . . . . . . . . . .       - - -        - - -       - - -        - - -         150
     Mobile homes. . . . . . . . . . . . . . . . .          67          124          88           38         152
     Credit cards. . . . . . . . . . . . . . . . .       - - -        - - -       - - -        - - -       - - -
     Consumer(1) . . . . . . . . . . . . . . . . .         140          158          87           54          25
     Agricultural. . . . . . . . . . . . . . . . .       - - -        - - -       - - -        - - -       - - -
     Commercial business . . . . . . . . . . . . .       - - -        - - -       - - -        - - -       - - -
                                                        ------       ------       ------      ------      -------
        Total. . . . . . . . . . . . . . . . . . .         229          593         228          203       1,382
                                                        ------       ------       ------      ------      -------

Total non-performing assets(2) . . . . . . . . . .      $3,010       $1,845      $2,291       $3,066      $4,374
                                                        ------       ------       ------      ------      -------
                                                        ------       ------       ------      ------      -------

Non-performing assets to total assets(3) . . . . .        0.53%        0.33%       0.41%        0.57%       0.89%
                                                        ------       ------       ------      ------      -------
                                                        ------       ------       ------      ------      -------

Non-performing loans to total loans(4) . . . . . .        0.63%        0.28%       0.49%        0.79%       0.97%
                                                        ------       ------       ------      ------      -------
                                                        ------       ------       ------      ------      -------


----------
(1) Consists of non-performing consumer loans exclusive of mobile home loans and credit card loans.
(2) Non-performing assets includes non-accruing loans, accruing loans delinquent more than 90 days and foreclosed assets.
(3) Percentage is calculated based upon total assets of the Company, the Bank, HF Card Services L.L.C. and the Mortgage Corp. on a consolidated basis.
(4) Non-performing loans includes non-accruing loans and accruing loans delinquent more than 90 days.

For the year ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $229,000. Income that was recorded on these non-accrual loans amounted to approximately $250,000 for the year ended June 30, 1998.

NON-ACCRUING LOANS. As of June 30, 1998, the Bank had $2.3 million in net book value of non-accruing loans. Included in non-accruing loans at June 30, 1998 were ten loans totalling $623,000 secured by one- to four-family real estate, three loans in the amount of $719,000 secured by commercial real estate, seven commercial business loans totalling $396,000, five mobile home loans totalling $31,000, and thirty-three consumer loans (excluding mobile home loans) totalling $482,000.

ACCRUING LOANS DELINQUENT MORE THAN 90 DAYS. At June 30, 1998 the Bank had $530,000 accruing credit card loans delinquent more than 90 days. When a loan becomes 90 days delinquent, except for credit card loans, the Bank places the loan on a non-accrual status and, as a result, accrued interest income on the loan is taken out of income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status until the borrower has brought the loan current. Credit card loans remain in accrual status until 120 days, when accrued interest income on the loan is taken out of income.

FORECLOSED ASSETS. As of June 30, 1998, the Bank had $229,000 of foreclosed assets. The balance of foreclosed assets at June 30, 1998 consisted of $140,000 in consumer (other than mobile homes) collateral, $67,000 in mobile homes and $22,000 in single-family residences.

OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the previous table, as of June 30, 1998 there were also an aggregate of $8.1 million in net book value of loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

When a thrift institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in amounts deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a thrift institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 1998, the Bank had classified $5.1 million of its assets as special mention (including certain loans discussed herein), $5.0 million as substandard (including certain loans discussed herein), and approximately $1.0 million as doubtful. Classified assets at June 30, 1998 consisted of the $3.0 million of non-performing assets, and the $8.1 million of other loans of concern discussed above.

ALLOWANCE FOR LOAN LOSSES. The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans, that exceed $250,000 and a monthly credit review and reporting process on all types of loans that results in the calculation of guideline reserves based on the risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, previous loan experience, current economic conditions and other factors that, in management's judgment, deserve recognition. In regard to credit card loans, the Company is providing a reserve in a range of 25% to 30% of the loan balance until the credit card portfolio becomes seasoned. As of June 30, 1998, $3.2 million of the $7.2 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan portfolio and have made no recommendations for increases in the allowances during the five year period ended June 30, 1998. The Company has historically maintained a positive variance from the minimum estimated allowance for loan losses based on the analyses that are conducted by bank management and corporate credit personnel. Management has reviewed the allocations in the various classifications of loans and believes the allowance was adequate at all times during the five year period ended June 30, 1998.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Bank's allowances result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1998, the Bank had a total allowance for losses on loans of $7.2 million, or 1.62% of total loans. See Note 1 of the Notes to Consolidated Financial Statements for a description of the Bank's policy regarding the provision for losses on loans.

The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.


                                                                           Years Ended June 30,
                                             -----------------------------------------------------------------------
                                                   1998           1997           1996           1995          1994
                                                   ----           ----           ----           -----         ----
                                                                           (Dollars in Thousands)
Balance at beginning of period . . . . . . .     $4,526         $4,129         $4,039         $4,899         $4,829
Charge-offs:
One- to four-family. . . . . . . . . . . . .        (95)          (104)           (23)           (34)           (61)
     Commercial. . . . . . . . . . . . . . .       (173)           (15)           (35)         - - -            (40)
     Multi-family. . . . . . . . . . . . . .      - - -          - - -          - - -           (400)          (322)
     Consumer. . . . . . . . . . . . . . . .     (1,065)          (757)          (487)          (264)          (102)
     Agriculture . . . . . . . . . . . . . .      - - -          - - -          - - -          - - -          - - -
     Credit cards. . . . . . . . . . . . . .       (906)           (59)         - - -          - - -          - - -
     Mobile homes. . . . . . . . . . . . . .       (184)          (186)          (305)          (265)          (220)
                                                -------        -------         ------         ------         ------
     Total charge-offs . . . . . . . . . . .     (2,423)        (1,121)          (850)          (963)          (745)
                                                -------        -------         ------         ------         ------
Recoveries:
     One- to four-family . . . . . . . . . .         12             24             51             16              6
     Commercial. . . . . . . . . . . . . . .      - - -            493             58             90            359
     Multi-family. . . . . . . . . . . . . .      - - -             46              6            398             87
     Commercial Business . . . . . . . . . .      - - -              1             43          - - -          - - -
     Consumer. . . . . . . . . . . . . . . .        184            194            100             54             40
     Agriculture . . . . . . . . . . . . . .      - - -          - - -          - - -          - - -          - - -
     Credit cards. . . . . . . . . . . . . .        179             19          - - -          - - -          - - -
     Mobile homes. . . . . . . . . . . . . .         32             48             92             60             48
                                                -------        -------         ------         ------         ------
     Total recoveries. . . . . . . . . . . .        407            825            350            618            540
                                                -------        -------         ------         ------         ------

     Net (charge-offs) . . . . . . . . . . .     (2,016)          (296)          (500)          (345)          (205)
                                                -------        -------         ------         ------         ------

Additions (recoveries) charged to
operations . . . . . . . . . . . . . . . . .      4,689            693            590           (515)           275
                                                -------        -------         ------         ------         ------

Balance at end of period . . . . . . . . . .     $7,199         $4,526         $4,129         $4,039         $4,899
                                                -------        -------         ------         ------         ------
                                                -------        -------         ------         ------         ------

Ratio of net (charge-offs) during the
period to average loans outstanding during
the period . . . . . . . . . . . . . . . .  .     (0.45)%        (0.07)%        (0.12)%        (0.10)%        (0.07)%
                                                -------        -------         ------         ------         ------
                                                -------        -------         ------         ------         ------
Ratio of allowance for loan losses to total
loans at end of period . . . . . . . . . . .       1.62%          1.02%          0.98%          1.11%          1.59%
                                                -------        -------         ------         ------         ------
                                                -------        -------         ------         ------         ------
Ratio of allowance for loan losses to non-
performing loans at end of period(1) . . . .     258.86%        361.50%        200.15%        141.08%        163.74%
                                                -------        -------         ------         ------         ------
                                                -------        -------         ------         ------         ------


----------------------------
(1) Non-performing loans include non-accruing loans and accruing loans delinquent more than 90 days.

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:



                                                                                At June 30,
                                            ----------------------------------------------------------------------------------------
                                                   1998                             1997                        1996
                                                   ----                             ----                        ----
                                                         Percent of                     Percent of                     Percent of
                                                          Loans in                       Loans in                       Loans in
                                                            Each                           Each                           Each
                                                         Category to                    Category to                    Category to
                                           Amount        Total Loans        Amount      Total Loans      Amount        Total Loans
                                           -------       -------------      ------      -----------      ------        -----------
                                                                           (Dollars in thousands)

One-to four-family(1). . . . . .            $1,203         29.12%           $1,540        36.50%          $1,789          43.27%
Commercial and multi-family
     real estate(1). . . . . . .               967         23.41               926        21.94              957          23.21
Mobile homes . . . . . . . . . .               102          2.48               145         3.43              191           4.62
Consumer(2). . . . . . . . . . .             1,219         29.49             1,254        29.73            1,060          25.69
Credit cards . . . . . . . . . .             3,181          2.74               329         0.51            - - -          - - -
Agricultural . . . . . . . . . .               150          3.63                77         1.82            - - -          - - -
Commercial business. . . . . . .               377          9.13               255         6.07              132           3.21
                                            ------         ------           ------        ------          ------         -------
     Total . . . . . . . . . . .            $7,199        100.00%           $4,526       100.00%          $4,129         100.00%
                                            ------         ------           ------        ------          ------         -------
                                            ------         ------           ------        ------          ------         -------

                                                                    At June 30,
                                            -----------------------------------------------------------
                                                     1995                          1994
                                                     -----                          ----
                                                           Percent of                      Percent of
                                                             Loans in                       Loans in
                                                               Each                           Each
                                                           Category to                    Category to
                                             Amount        Total Loans        Amount      Total Loans
                                             -------       -------------      ------      -----------
                                                               (Dollars in thousands)
One-to four-family(1). . . . . .              $910         44.64%              $1,320        47.08%
Commercial and multi-family
     real estate(1). . . . . . .             1,743         26.88                1,677        26.10
Mobile homes . . . . . . . . . .               608          6.70                  908         9.75
Consumer(2). . . . . . . . . . .               644         18.85                  901        15.63
Credit cards . . . . . . . . . .             - - -          - - -               - - -        - - -
Agricultural . . . . . . . . . .             - - -          - - -               - - -        - - -
Commercial business. . . . . . .               134           2.93                  93         1.44
                                            ------         ------              ------        ------
     Total . . . . . . . . . . .            $4,039         100.00%             $4,899       100.00%
                                            ------         ------              ------        ------
                                            ------         ------              ------        ------

----------
(1)  Includes construction loans and credit card loans.
(2) Excludes allowance for loan losses relating to mobile home loans and credit card loans.

MORTGAGE-BACKED SECURITIES

Home Federal had maintained a substantial portfolio of mortgage-backed securities which it held for investment and liquidity purposes. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments and sales, as a source of liquidity. During fiscal year 1998, the Bank had $477,000 of sales and repayments of $6.9 million. The Bank had $16.6 million of purchases of mortgage-backed securities during fiscal year 1998. For information regarding the carrying and market values of Home Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements. Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of GNMA securities) in contrast to the 50% risk weight carried by residential loans.
See "Regulation." In order to reduce its risk-based capital requirement, Home Federal may consider securitizing a portion of its fixed-rate mortgage loan portfolio. However, securitizing mortgage loans may result in a reduction in yield.

The following table sets forth the contractual maturities (without any prepayment assumptions) of the Bank's mortgage-backed securities at June 30, 1998, at amortized cost.




                                                                                      DUE IN
                                               -----------------------------------------------------------------------------------
                                               6 Months     6 Months    1 to 3    3 to 5    5 to 10     Over 10        Total at
                                                or Less    to 1 Year     Years     Years     Years       Years      June 30, 1998
                                               ---------   ---------    ------    -------   --------    -------     --------------
FIXED-RATE:
Federal Home Loan Mortgage Corporation            $- - -       $- - -     $3,903   $2,930    $   882    $   - - -         $  7,715
Federal National Mortgage Association              - - -        - - -      2,118    3,522      6,565          989           13,194
Government National Mortgage Association           - - -        - - -      - - -    - - -      - - -          102              102
Real Estate Mortgage Investment Conduit            - - -        - - -      - - -    - - -      - - -        2,715            2,715
                                                  ------       ------     ------  -------     ------    ---------         --------
  Total Fixed-Rate                                 - - -        - - -      6,021    6,452      7,447        3,806           23,726
                                                  ------       ------     ------  -------     ------    ---------         --------
VARIABLE-RATE:
Resolution Trust Corporation                       - - -        - - -      - - -    - - -      - - -          733              733
Resolution Funding Mortgage Security               - - -        - - -      - - -    - - -      - - -        1,210            1,210
Real Estate Mortgage Investment Conduit            - - -        - - -      - - -    - - -      - - -        9,809            9,809
Federal Home Loan Mortgage Corporation             - - -        - - -      - - -    - - -      - - -        2,307            2,307
Federal National Mortgage Association              - - -        - - -      - - -    - - -      - - -        1,918            1,918
                                                  ------       ------     ------  -------     ------    ---------         --------
  Total Variable-Rate                              - - -        - - -      - - -    - - -      - - -       15,977           15,977
                                                  ------       ------     ------  -------     ------    ---------         --------

     Total                                        $- - -       $- - -     $6,021   $6,452     $7,447      $19,783         $ 39,703
                                                  ------       ------     ------  -------     ------    ---------         --------
                                                  ------       ------     ------  -------     ------    ---------         --------



Based on historical experience, Home Federal believes that its mortgage-backed securities will be prepaid significantly in advance of the date of maturity as reflected in the table above. For information regarding prepayment assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations and Asset/Liability Management".

INVESTMENT ACTIVITIES

Home Federal is required under OTS regulation to maintain minimum levels of investments that qualify as liquid assets. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed by management adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.0%. See "Regulation
- Liquidity."

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

At June 30, 1998, the Company had $12.0 million in interest-bearing deposits, and investment securities totalled $40.6 million, or 7.1% of its total assets. As of such date, the Bank also had a $3.7 million investment in the stock of the FHLB of Des Moines in order to satisfy the FHLB of Des Moines' requirement for membership. It is the Bank's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues rated investment grade. At June 30, 1998, the average term to maturity or repricing of the investment securities portfolio was 0.54 years.

The following table sets forth the composition of the Company's and the Bank's investment portfolio at the dates indicated.

                                                                                     June 30,
                                                 --------------------------------------------------------------------------------
                                                           1998                        1997                         1996
                                                           ----                        ----                         ----
                                                  Amortized       % of        Amortized       % of        Amortized         % of
                                                    Cost          Total         Cost          Total         Cost            Total
                                                   -----         ------         -----         ------        ------          -----
                                                                                (Dollar in Thousands)
Interest-bearing deposits...............             $12,000         21.36%       $6,000         11.32%     $  - - -         - - -%
                                                     -------       -------       -------       -------       -------       -------
                                                     -------       -------       -------       -------       -------       -------
Investment securities:
      U.S. government securities........               2,994          5.33%        7,019         13.24%       14,280         22.91%
      Federal agency obligations........              24,492         43.59        21,428         40.41        36,086         57.89
      Federal Home Loan Bank............              11,997         21.35        11,999         22.63         - - -         - - -
      FHLMC preferred stock.............                 500          0.89           500          0.94           508          0.81
      FNMA common stock.................                   8          0.01             8          0.02             8          0.01
      Redwood Financial common stock....               - - -         - - -           462          0.87         - - -         - - -
      Tax free bonds....................                 540          0.96           385          0.73           565          0.91
      Corporate bond....................               - - -         - - -         - - -         - - -         6,222          9.99
                                                     -------       -------       -------       -------       -------       -------
         Subtotal.......................              40,531         72.13        41,801         78.84        57,669         92.52
                                                     -------       -------       -------       -------       -------       -------

FHLB stock..............................               3,657          6.51         5,222          9.84         4,665          7.48
                                                     -------       -------       -------       -------       -------       -------

      Total investment securities and
      FHLB stock........................             $56,188        100.00%      $53,023        100.00%      $62,334        100.00%
                                                     -------       -------       -------       -------       -------       -------
                                                     -------       -------       -------       -------       -------       -------

Average remaining life or term to
repricing excluding FHLB
stock, FHLMC Preferred Stock, Redwood                            .54 years                   .58 years                  1.46 years
Financial Common Stock

     The composition and maturities of the investment securities portfolio, excluding FHLB of Des Moines stock, FNMA stock and FHLMC preferred stock are indicated in the following table.



                                                                            At June 30, 1998
                                            ---------------------------------------------------------------------------------------
                                               Less than 1     1 to 5           5 to 10       Over 10          Total Investment
                                                  Year          Years            Years         Years              Securities
                                                                                                             ----------------------
                                                  Cost           Cost            Cost           Cost          Cost     Market Value
                                             --------------  ----------        ---------      --------      -------    ------------
                                                                     (Dollars in Thousands)

U.S. government securities . . . . . . .        $   ---        $ 2,994         $  ---         $  ---        $ 2,994        $ 3,018
Federal agency obligations . . . . . . .          1,998         34,491            ---            ---         36,489         36,473
Tax Free Bonds . . . . . . . . . . . . .            ---            110             45            385            540            573
                                                -------        -------         ------         ------        -------        -------
Total investment securities. . . . . . .        $ 1,998        $37,595         $   45         $  385        $40,023        $40,064
                                                -------        -------         ------         ------        -------        -------
                                                -------        -------         ------         ------        -------        -------
Weighted average yield . . . . . . . . .           5.62%          6.02%          7.63%          6.50%          6.01%
                                                 -------        -------         ------         ------        -------
                                                 -------        -------         ------         ------        -------


The Company's investment securities portfolio at June 30, 1998 contained no tax-exempt securities in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government or its agencies. The Company's investment securities portfolio also contained no non-investment grade or other corporate debt securities (i.e., "junk bonds"). In addition, the Company does not invest in derivatives as defined by SFAS #119.

Home Federal's investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by Home Federal officers within specified limits and approved in advance by the Board of Directors for transactions over these limits. At the present time, Home Federal does not have any investments that are held for trading purposes. At June 30, 1998, the Company has $44.2 million of securities available for sale, including FHLB stock of $3.7 million. See "Note 2 in the Notes to Consolidated Financial Statements".

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



                                                                                        At June 30,
                                                                 -------------------------------------------------------------
                                                                       1998                 1997                 1996
                                                                 --------------------  ------------------   ------------------
                                                                          Percent of           Percent of          Percent of
                                                                 Amount     Total      Amount     Total     Amount    Total
                                                                 ------     -----      ------     -----     ------    -----
                                                                                     (Dollars in Thousands)
TRANSACTION ACCOUNTS:
Savings Accounts weighted average rates of 2.02%, 2.44%
and 2.48% at June 30, 1998, 1997 and 1996. . . . . . . . . . . .  $61,266     13.72%   $28,968      6.93%    $31,445      7.90%
NOW Accounts weighted average rates of 1.51%, 1.44%
and 1.78% at June 30, 1998, 1997 and 1996. . . . . . . . . . . .   24,659      5.52     24,614      5.88      22,030      5.53
Non-interest bearing Accounts. . . . . . . . . . . . . . . . . .   33,403      7.48     20,973      5.02      11,293      2.84
Money Market Accounts weighted average rates of 4.03%, 2.90%
and 3.% at June 30, 1998, 1997 and 1996. . . . . . . . . . . . .   43,868      9.84     34,421      8.23      34,339      8.62
                                                                 --------    ------   --------    ------    --------    -------
Total Transaction Accounts . . . . . . . . . . . . . . . . . . .  163,196     36.56    108,976     26.06      99,107     24.89
                                                                 --------    ------   --------    ------    --------    -------

CERTIFICATES OF DEPOSIT:
     0.00 - 3.99%. . . . . . . . . . . . . . . . . . . . . . . .      ---      0.00        322      0.08         191      0.01
     4.00 - 4.99%. . . . . . . . . . . . . . . . . . . . . . . .    9,891      2.22      6,230      1.49      28,524      7.17
     5.00 - 5.99%. . . . . . . . . . . . . . . . . . . . . . . .  150,856     33.79    175,399     41.94     152,678     38.36
     6.00 - 6.99%. . . . . . . . . . . . . . . . . . . . . . . .   97,386     21.81    100,314     23.99      86,363     21.70
     7.00 - 7.99%. . . . . . . . . . . . . . . . . . . . . . . .   23,983      5.37     25,819      6.17      29,551      7.42
     8.00 - 8.99%. . . . . . . . . . . . . . . . . . . . . . . .    1,055      0.24      1,114      0.27       1,747      0.44
     9.00% and greater . . . . . . . . . . . . . . . . . . . . .       57      0.01         12      0.00           5      0.01
                                                                  -------    ------   --------    ------    --------    -------

Total Certificates of Deposit. . . . . . . . . . . . . . . . . .  283,228     63.44    309,210     73.94     299,059     75.11
                                                                 --------    ------   --------    ------    --------    -------
Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . $446,424    100.00%  $418,186    100.00%   $398,166    100.00%
                                                                 --------    ------   --------    ------    --------    -------
                                                                 --------    ------   --------    ------    --------    -------

The following table sets forth the savings flows at the Company during the periods indicated. Net increase (decrease) refers to the amount of deposits during a period less the amount of withdrawals during the period. The net deposits (withdrawals) before interest credited during the years ended June 30, 1998, 1997, and 1996 reflect management's strategy of pricing deposits to control the Bank's cost of funds. The Bank generally prices its deposits to remain competitive with other financial institutions, but does not necessarily seek to match the highest rates paid by competing institutions in its market area. Deposit flows at savings associations, however, may also be influenced by external factors such as governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts.



                                                  Year Ended June 30,
                                     ---------------------------------------
                                        1998            1997          1996
                                        ----            ----          ----
                                            (Dollars in Thousands)

Opening balance. . . . . . . .       $418,186       $398,166       $400,675

Net deposits (withdrawals) . .          6,039           (763)       (23,188)

Interest credited. . . . . . .         22,199         20,783         20,679
                                     --------        --------        -------

Ending balance . . . . . . . .       $446,424       $418,186       $398,166
                                     --------       ---------      --------
                                     --------       ---------      --------

Net increase (decrease). . . .        $28,238         $20,020        ($2,509)
                                     --------        --------        -------
                                     --------        --------        -------

Percent increase (decrease). .          6.75%          5.03%         (0.63%)
                                     -------         -------        -------
                                     -------         -------        -------

The following table shows rate and repricing information for the Company's certificates of deposit as of June 30, 1998.


                              0.00-       5.00-        6.00-       7.00%        8.00%      9.00%                    Percent
                              4.99%       5.99%        6.99%       7.99%        8.99%    or Greater     Total      of Total
                             ------       -----        ----        ----         ----     ----------     -----      --------
                                                                  (Dollars in Thousands)
CERTIFICATES OF DEPOSIT
MATURING IN QUARTER
ENDING:
September 30, 1998 . . . .   $5,687   $  31,688    $  15,136     $    49      $   147    $   ---       $52,707     18.61%
December 31, 1998. . . . .    4,183      20,880       16,711         654          190        ---        42,618     15.05
March 31, 1999 . . . . . .       15      21,082        3,740       6,386          191        ---        31,414     11.09
June 30, 1999. . . . . . .        6      21,107       11,789      12,158           25        ---        45,085     15.92
September 30, 1999 . . . .      ---      14,623       23,334       1,402           66        ---        39,425     13.92
December 31, 1999. . . . .      ---      11,234       15,312       1,788           66        ---        28,400     10.03
March 31, 2000 . . . . . .      ---      10,648        5,109       1,158          248        ---        17,163      6.06
June 30, 2000. . . . . . .      ---       6,796          927         341          ---         57         8,121      2.87
September 30, 2000 . . . .      ---       2,116        1,339         ---           72        ---         3,527      1.24
December 31, 2000. . . . .      ---       4,790           97           2           21        ---         4,910      1.73
March 31, 2001 . . . . . .      ---       1,025          166          25          ---        ---         1,216      0.43
June 30, 2001. . . . . . .      ---         611          378         ---          ---        ---           989      0.35
Thereafter . . . . . . . .      ---       4,256        3,348          20           29        ---         7,653      2.70
                             ------     -------      -------      ------       ------    --------     --------    -------
Total. . . . . . . . . . .   $9,891    $150,856      $97,386     $23,983       $1,055    $    57      $283,228    100.00%
                             ------     -------      -------     -------       ------    --------     --------    -------
                             ------     -------      -------     -------       ------    --------     --------    -------
Percent of Total . . . . .     3.49%      53.27%       34.38%       8.47%        0.37%       0.02%      100.00%
                             ------     -------      -------     -------       ------    --------     --------
                             ------     -------      -------     -------       ------    --------     --------

     The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.


                                                                                  Maturity
                                                          --------------------------------------------------------
                                                                           Over           Over
                                                          3 Months        3 to 6        6 to 12        Over
                                                          or Less         Months         Months       12 months       Total
                                                          --------       -------        --------      ---------       ------
                                                                                    (Dollars in Thousands)
Certificates of deposit less than
$100,000 . . . . . . . . . . . . . . . . . . . . .        $39,755        $33,640        $64,437        $93,337       $231,169

Certificates of deposit of
$100,000 or more . . . . . . . . . . . . . . . . .          4,417          5,283          8,631         17,793         36,124

Public funds(1). . . . . . . . . . . . . . . . . .          8,536          3,695          3,432            272         15,935
                                                          -------        -------        -------       --------       --------

Total certificates of deposit. . . . . . . . . . .        $52,708        $42,618        $76,500       $111,402       $283,228
                                                          -------        -------        -------       --------       --------
                                                          -------        -------        -------       --------       --------


--------------------
(1) Includes certificates of deposit of $100,000 or more from governmental and other public entities.

The Bank solicits certificates of deposit of $100,000 or greater ("jumbo certificates") from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 7 of Notes to Consolidated Financial Statements. Deposits at June 30, 1998 and 1997 include $38.3 million and $4.1 million, respectively of deposits from one local governmental entity, the majority of which are demand accounts.

BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

Home Federal's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain of its mortgage loans and mortgage-backed securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1998, the Bank's FHLB advances totalled $50.1 million, representing 9.76% of total liabilities.

The following table sets forth the maximum month-end balances and average balances of FHLB advances and other borrowings at the dates indicated.


                                                  Years Ended June 30,
                                                  --------------------
                                              1998         1997      1996
                                              ----         ----      ----
                                                  (Dollars in Thousands)
                    MAXIMUM BALANCE:
                    FHLB advances. . . .   $74,219       $87,516    $97,996
                    Other borrowings . .       524           600        600

                    AVERAGE BALANCE:
                    FHLB advances. . . .   $63,532       $77,629    $86,851
                    Other borrowings . .       524           562        600


The following table sets forth certain information as to the Bank's FHLB advances and other borrowings at the dates indicated.


                                                  Years Ended June 30,
                                                  --------------------
                                              1998         1997      1996
                                              ----         ----      ----
                                                  (Dollars in Thousands)
                    FHLB advances. . . .  $ 50,111      $ 74,219   $ 89,523
                    Other borrowings . .       524           524        600
                                          --------      --------   --------
                    Total borrowings . .  $ 50,635      $ 74,743   $ 90,123
                                          --------      --------   --------
                                          --------      --------   --------

                    Weighted average
                    interest rate of
                    FHLB advances. . . .      5.69%         5.69%      5.59%

SUBSIDIARY ACTIVITIES

As a federally chartered thrift institution, Home Federal is permitted by OTS regulations to invest up to 2% of its assets, or $11.4 million at June 30, 1998, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Home Federal's investment in and loans to its service corporations was approximately $120,000. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

Home Federal has three subsidiary corporations, Hometown Insurors, Inc. ("Hometown"), Mid-America Service Corporation ("Mid-America") and PMD, Inc. ("PMD").

Hometown, located in Sioux Falls, South Dakota, provides a full line of insurance products to customers of Home Federal and members of the general public in Home Federal's market area. Insurance products offered by Hometown include annuities and life, credit life, health, homeowners, and auto insurance and, to a lesser extent, certain commercial-related insurance products. Home Federal had a negative investment in Hometown of $18,000 at June 30, 1998. Hometown had a loss before tax of $122,000 for the 1998 fiscal year. In July, 1998, Home Federal infused capital of $50,000 into Hometown.

Mid-America, is an appraisal company located in Sioux Falls, South Dakota, that provides appraisal services to Home Federal and other lenders in the Bank's market area. At June 30, 1998, the Bank had a $138,000 investment in Mid-America. Mid-America had income before tax of $46,000 for the 1998 fiscal year.

PMD, located in Sioux Falls, South Dakota is engaged in the business of buying, selling and managing repossessed real estate properties. At June 30, 1998, the Bank had a $1,000 investment in PMD. PMD had no activity during fiscal year 1998.

In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of the membership interest of this entity. HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide. At June 30, 1998, the Company had a negative investment in HF Card Services of $14,000. HF Card Services had net income of $98,000 for the 1998 fiscal year.

HomeFirst Mortgage Corp. is a South Dakota Corporation which had office in Omaha, Nebraska. The Mortgage Corp. was a mortgage banking operation that originated one- to four- family residential loans which were sold into the secondary market. The Mortgage Corp. had assets of $1,000 at June 30, 1998.
The Company ceased operations of the Mortgage Corp. during the first quarter of fiscal 1998. The Mortgage Corp. had a net loss of $11,000 during the year ended June 30, 1998. The primary exit costs involved were compensation costs of $28,000 and occupancy costs of $21,000.

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

The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. There are approximately 24 financial institutions which compete for deposits in Minnehaha County. According to information contained in reports prepared by the FDIC, the Bank is the third largest financial institution based on total deposits in Minnehaha County, excluding Citibank and Hurley State Bank. Management estimates that its deposit market share in Minnehaha County, where the majority of its deposits are located, is approximately 12%.

EMPLOYEES

At June 30, 1998, the Bank had a total of 292 employees including 23 employees of the Bank's service corporations.

The Bank's employees are not represented by any collective bargaining group. Management considers its relations with its employee to be good.

REGULATION

GENERAL. The Bank is a federally chartered thrift institution, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations where deposits are federally insured.

The Bank is a member of the Savings Association Insurance Fund (the "SAIF") and the deposits of the Bank are insured by the FDIC. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document. The following discussion is intended to be a summary of the material statutes, regulations and policies applicable to savings associations and their holding companies, and it does not purport to be a comprehensive discussion of such statutes, regulations and policies.

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS. As an office of the Department of the Treasury, the OTS has extensive authority over the operations of federal savings associations, such as the Bank. Pursuant to this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last examination of the Bank by the OTS concluded on June 15, 1998. Examiners may require a federal savings association to provide for higher general or specific loan loss-reserves.

ASSESSMENTS. The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. In addition, the general assessment, paid on a semi-annual basis, is computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations (unlike the Bank) that are classified as "troubled" are required to pay a 50% premium over the standard assessment. The Bank's OTS assessment (standard assessment) for the fiscal year ended June 30, 1998 was approximately $131,000.

The OTS has proposed amendments to its regulations that are intended to assess savings associations on a more equitable basis. The proposed regulations would base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in percentage increases for a savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact on the smaller savings institutions, the OTS is proposing to permit the portion of the assessment based on assets size either under the current regulations or under the amended regulations. Management believes that, assuming the proposed regulations are adopted as proposed, any change in its rate of OTS assessments will not be material.

ENFORCEMENT. Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association.
If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended (the "HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property;
(c) a limit of 20% of an association's assets on the aggregate amount of commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Under the Homeowners Loan Act ("HOLA"), savings associations are generally subject to the same limits on Loans to One Borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 1998, the Bank's lending limit under this restriction was $7.7 million. In addition, the Bank may provide purchase money financing for the sale of any asset without regard to the loans-to-one borrower limitation so long as no new funds are advanced and the Bank is not placed in a more detrimental position than if it had held the asset. Home Federal is in compliance with the loans-to-one-borrower limitation.

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

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

On September 30, 1996, Congress passed and President Clinton signed into law The Deposit Insurance Funds Act of 1996 ("Funds Act") to resolve the deposit insurance premium disparity. The Funds Act also included extensive regulatory relief for banks and thrifts. The Funds Act included a one-time special assessment on SAIF deposits to be imposed to bring the fund's reserve ratio to the statutory required 1.25 percent. The assessment rate was 65.7 basis points on deposits as of March 31, 1995 resulting in an assessment of $2.6 million on the Bank's deposits as recorded of March 31, 1995 which was paid on November 29, 1996. In addition, the Funds Act includes the following items which affect SAIF members: (1) Pro-rata sharing of the Financing Corporation ("FICO") obligation among Bank Insurance Fund ("BIF) and SAIF members will begin by January 1, 2000. From 1997 through 1999, partial sharing will occur, with SAIF deposits assessed
6.44 basis points and BIF deposits 1.29 basis points (2) Through December 31, 1998, the assessment rate for SAIF deposits cannot be lower than the rate for BIF deposits (3) The FDIC is prohibited from setting the semi-annual assessment at a rate in excess of that needed to maintain or meet the required reserve ratio. Until the funds are merged, the FDIC is permitted to rebate or credit excess premiums to BIF members only (4) For a three-year period, the banking regulators are authorized to prevent SAIF insured institutions from "facilitating or encouraging" customers to shift their deposits to BlF-insured affiliates for the purpose of evading the SAIF premium (5) The BIF and SAIF insurance funds will merge to form the Deposit Insurance Fund on January 1, 1999, if there are no savings associations in existence on that date (6) Pro-rata FICO sharing will begin and the ban on deposit shifting will end on the earlier of January 1, 2000 or when the last savings association ceases to exist and (7) The Treasury Department was directed to report to Congress by March 31, 1997, with its recommendations on a common charter for banks and savings institutions. The 1997 decrease in the SAIF deposit assessment from 23 basis points to 6.44 basis points is a savings of approximately 72% to the Bank on an annual basis, exclusive of the one-time assessment, which will impact net income for the Bank and the Company on an ongoing basis in the future.

FDICIA also authorizes the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC adopted a transitional risk-based assessment system, effective January 1, 1993, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from
 .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. The permanent system, adopted in June 1993 and effective January 1, 1994, continues the risk classification system established under the transitional rule. Under this system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Assessments currently range from 0.0% of deposits for institutions in the highest category to 0.27% of deposits for institutions in the lowest category. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

The financing corporations created by FIRREA and the Competitive Equality Banking Act of 1987 are also empowered to assess premiums on savings associations to help fund the liquidation or sale of troubled savings associations. Such premiums cannot, however, exceed the amount of SAIF assessments and are paid in lieu thereof.

The FDIC has adopted regulations that generally prohibit payments to directors, officers and employees contingent upon termination of their affiliation with an FDIC-insured institution or its holding company (i.e., "golden parachute payments") if the payment is received after or in contemplation of, among other things, insolvency, or a determination that the institution or holding company is in "troubled condition." Certain types of employee benefit plans are not subject to the prohibition. The regulations would also generally prohibit certain indemnification payments for civil money penalties or other enforcement action.

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

The capital regulations require tangible capital not less than 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related earnings on withdrawable accounts and deposits that qualify as core capital. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and other categories must be deducted from tangible capital. The OTS has proposed a rule which would limit the amount of purchased mortgage servicing rights, together with purchased credit card receivables, includable as tangible and core capital to 50% of such capital. No assurance can be given as to the final form of such regulation or the date of its effectiveness. At June 30, 1998, Home Federal had $1.4 million of unamortized loan servicing rights, none of which were required to be deducted from tangible capital.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers such as mortgage banking activities are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. All subsidiaries of the Bank are includable subsidiaries.

At June 30, 1998, the Bank had Tier I (Leverage) capital equal to $44.2 million, or 7.75% of adjusted total assets, which is $27.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, and up to 25% of other intangibles which meet certain separate salability and market valuation tests. At June 30, 1998, the Bank had $1.4 million in intangible assets which were subject to these tests. The amount of servicing rights includable as core capital is limited to 50% of such capital.

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

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital up to 100% of core capital. At June 30, 1998, Home Federal had no capital instruments that qualified as supplementary capital and $7.2 million of general loss reserves, which was in excess of 1.25% of risk-weighted assets by $2.4 million.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Home Federal had no such exclusions from capital and assets at June 30, 1998.

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

On June 30, 1998, the Bank had total capital of $49.0 million (including $44.2 million in core capital and $4.8 million in qualifying supplementary capital) and risk-weighted assets of $386.8 million (including $2.3 million in converted off-balance sheet assets), or total capital of 12.76% of risk-weighted assets. This amount was $18.3 million above the 8.0% requirement in effect on that date.

The following table sets forth Home Federal's compliance with its capital requirements at June 30, 1998.


                                                                 PERCENT OF
                                                                  APPLICABLE
                                              AMOUNT               ASSETS(1)
                                              ------             -----------
                                                 (DOLLARS IN THOUSANDS)
GAAP capital . . . . . . . . . . .           $44,191                  7.75%
                                             -------                 ------
                                             -------                 ------
Tier I (Leverage) capital. . . . .           $44,201                  7.75%
Required(3). . . . . . . . . . . .            17,113                  3.00
                                             -------                 ------
Excess over requirement. . . . . .           $27,088                  4.75%
                                             -------                 ------
                                             -------                 ------

Risk based capital(4). . . . . . .           $49,036                 12.76%
Required . . . . . . . . . . . . .            30,754                  8.00
                                             -------                 ------
Excess over requirement. . . . . .           $18,282                  4.76%
                                             -------                 ------
                                             -------                 ------


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

(4)  Includes qualifying supplementary capital of $4.8 million.

Under FDICIA all the Federal banking agencies, including the OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans.

The OTS has adopted a final rule which requires every savings association with more than normal interest rate risk to deduct from total capital an amount equal to 50% of its interest-rate risk exposure multiplied by the market value of its assets. This exposure is a measure of the potential decline in the market value of portfolio equity of a savings association greater than 2%, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline) affecting on- and off-balance sheet assets and liabilities. Given Home Federal's capital position, this rule is not expected to have a material impact on its financial condition or results of operations. The OTS has delayed implementation of this Rule as of June 30, 1998.

Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

PROMPT CORRECTIVE ACTION STANDARDS. The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against any association that fails to meet its capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below that are applicable to significantly undercapitalized associations.

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

The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, and other transactions charged to the capital account. See "Regulatory Capital Requirements".

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

LIQUIDITY. All savings associations, including Home Federal, are required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United State Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Furthermore, every savings association must maintain sufficient liquidity to ensure its safe and sound operation. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

Monetary penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1998, the Bank was in compliance with the liquidity requirements, with the overall liquid asset ratio at 6.04%.

ACCOUNTING FOR INVESTMENTS. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with Generally Accepted Accounting Principles "GAAP". Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these rules.

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

The CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

     QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less the sum of goodwill and other intangible assets, properties used to conduct the savings association's business and specified liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. At June 30, 1998, the Bank maintained 85.71% of its portfolio assets in qualified thrift investments, and thus met the test. The Bank has always met the QTL test since its effectiveness.

Loans and mortgage-backed securities secured by domestic residential housing, FHLB stock, credit card loans, educational loans and certain small business loans as well as certain obligations of the FSLIC, the FDIC and certain other related entities may be included in qualifying thrift investments without limit. FHLMC and FNMA stock and certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included, in varying amounts, not to exceed 20% of portfolio assets.

Any savings association that fails to meet the QTL test must either convert to a national bank charter or operate under certain restrictions on its activities, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities and dispose of any investments not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Holding Company Regulation."

TRANSACTIONS WITH AFFILIATES. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, an affiliate of the Association is any company that controls the Association or any other company that is controlled by a company that controls the Association, excluding the Association's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissable for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary.
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

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

If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "Qualified Thrift Lender Test."

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

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $47.8 million. The amount of aggregate transaction accounts in excess of $47.8 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.7 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. At June 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

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

As a member, Home Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1998, Home Federal had $3.7 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.34% and were 6.83% for fiscal year 1998.

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

For the fiscal year ended June 30, 1998, dividends paid by the FHLB of Des Moines to Home Federal totalled approximately $337,000, which constitute a $31,000 decrease in the amount of dividends received in fiscal 1997. The $69,000 dividend received for the quarter ended June 30, 1998 reflects an annualized rate of 6.79% or 2.7% increase from the rate for the same period in fiscal 1997.

FEDERAL AND STATE TAXATION

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis. In fiscal years prior to the 1997 fiscal year, the Bank was allowed a special bad debt deduction based on 8 percent of taxable income, or on specified experience formulas. The Bank used the percentage of taxable income method in 1996. Effective for fiscal year 1997, federal income tax laws changed to eliminate the percentage of taxable income and experience formulas for the Bank and only allow bad debt deductions based on actual charge-offs. The Bank is required to recapture into income the excess of its June 30, 1996 loan loss reserves for "qualifying" and "nonqualifying" loans over its June 30, 1988 loan loss reserves for "qualifying" and "nonqualifying" loans. This excess, which was $720,000 at June 30, 1998, is required to be recaptured ratably over a six year period. The onset of recapture was delayed in fiscal years 1998 and 1997 since the Bank met a residential loan origination requirement which allowed for a two year delay in recapture. At June 30, 1998, the Bank's recorded deferred tax liability of $245,000 provides for the recapture of the loan loss reserves and is netted against the deferred tax asset.

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

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998, the Bank's Excess for tax purposes totalled approximately $4.8 million.

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

CURTIS L. HAGE - Mr. Hage, age 52, is Chairman, President and Chief Executive Officer of the Bank. He was elected Chairman of the Board of Directors of the Bank in September 1996 and has held the position of President and Chief Executive Officer of the Bank since February 1991. Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986. Since joining the Association in 1968, he served in various capacities prior to being elected Executive Vice President. Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

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

DONALD F. BERTSCH - Mr. Bertsch, age 59, is Senior Vice President/Chief Financial Officer, a position he has held since January 1991. Prior to joining Home Federal, Mr. Bertsch was employed for 27 years by First Bank System, a bank holding company located in Minneapolis, Minnesota, in a variety of management positions including Vice President/Administrative Services from 1984 to 1990.
He also served as Senior Vice President and Cashier of the National Bank of South Dakota from 1972 to 1979. Mr. Bertsch has over 35 years experience in the banking industry and is a graduate of the University of Wisconsin Graduate School of Banking and holds a Bachelor of Science from Northern State University.

TERRY L. KAPPES - Mr. Kappes, age 44, is Senior Vice President/Retail Banking, a position he has held since June 1998. Prior to that time, he was employed with Bank One - Colorado, Grand Junction, Colorado from 1993 until joining Home Federal with his most recent position being Senior Vice President/Retail Market Manager. Mr. Kappes served as Senior Vice President for First Bank System, Billings, Montana from 1988 to 1991 and First Bank of South Dakota, Sioux Falls, South Dakota from 1977 to 1988.

MARY F. HITZEMANN - Ms. Hitzemann, age 45, is Senior Vice President/Human Resources, a position she has held since October 1993. Ms. Hitzemann joined Home Federal in January 1993. Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992. Ms. Hitzemann received her B.A. degree from Augustana College.

JOHN B. "JACK" NEUROTH - Mr. Neuroth, age 63, is Senior Vice President/Senior Commercial Lending Officer, a position he has held since September 1996.
Mr. Neuroth joined Home Federal in 1966. He is responsible for commercial real estate lending. Mr. Neuroth received his B.S. from the University of South Dakota.

GEORGE D. ROBERTS - Mr. Roberts, age 51, is Senior Vice President/Hometown Insurors, Inc., a subsidiary of Home Federal Savings Bank. Mr. Roberts has held this position since October 1996. He was employed as Agency Manager for Principal Financial Group from 1987 until joining Hometown Insurors, Inc. Prior to that time, he was employed as a Brokerage Consultant for Bankers Life of Des Moines from 1983 to 1987. Mr. Roberts received his B.S. from the University of Nebraska, Omaha, Nebraska. He also holds the designation of LUTCF.

JOHN E. ROERS - Mr. Roers, age 51, is Senior Vice President/Agricultural Lending, a position he has held since joining Home Federal on October 31, 1995. Prior to that time, he was employed as Agricultural Loan Officer and Department Manager for Western Bank, Sioux Falls (then First Bank) from June 1981 to October 1996 and for Western Bank, Marshall, Minnesota from February 1974 to May 1981. Mr. Roers received his Bachelor of Science and Masters of Science from North Dakota State University.

MARK S. SIVERTSON - Mr. Sivertson, age 40, is Senior Vice President/Trust Officer, a position he has held since July 1996. He joined Home Federal in February 1995 as Vice President/Trust Officer. Prior to joining Home Federal, Mr. Sivertson was Vice President and Trust Officer in charge of the Investment Management and Trust Department at Western Bank. He holds a law degree from the University of North Dakota and the Certified Trust Financial Advisor designation from the American Bankers Association.

MICHAEL H. ZIMMERMAN - Mr. Zimmerman, age 45, is Senior Vice President/Senior Retail Lending Officer, a position he has held since joining Home Federal in August 1996. Prior to that time, he was employed as Vice President/Mortgage Loan Manager for First Trust and Savings Bank, Cedar Rapids, Iowa from October 1995 to August 1996 and as Vice President/Eastern Regional Manager for Homeland Savings Bank FSB, Waterloo, Iowa from May 1995 to October 1995; and as Vice President/ Manager Real Estate Lending for Homeland Bank, N.A., Waterloo, Iowa from August 1992 to April 1995. Mr. Zimmerman received his B.A. from Dana College, Blair, Nebraska.

RICHARD H.C. BEVERLEY - Mr. Beverley, age 55, is Vice President/Sales, a position he has held since joining the Bank in June 1996. Prior to that time, he was employed by Hauge Associates, Inc. as Director of Sales from September 1993 to May 1996 and Sears Roebuck and Co. from May 1966 to June 1993.
Mr. Beverley attended Bradley University, Peoria, Illinois.

MICHAEL R. BREIDENBACH - Mr. Breidenbach, age 50, is Vice President/Commercial Lending, a position he has held since June 1998. Mr. Breidenbach has held various positions since joining Home Federal in February 1992. Prior to that time, he was employed by the Resolution Trust Corporation from 1990 to February 1992 and by Metropolitan Federal Bank as Regional Sales Manager from 1979 to 1990. He is a graduate of the School for Executive Development at Arizona State University and holds a Bachelor of Science from Northern State University.

CARTER V. BROTON - Mr. Broton, age 44, is Vice President/General Auditor, a position he has held since joining the Bank in February 1993. Prior to that time he was employed by Norwest Corporation as Professional Practices Manager of the Audit Department from 1990 to 1993, and by Citibank from 1983 to 1990.
Mr. Broton received his

MBA degree from the University of South Dakota.

MICHAEL J. ECHOLS - Mr. Echols, age 54, is Vice President/Loan Service, a position he has held since joining the Bank in June 1996. Prior to that time he was employed by South Dakota Housing Development Authority as Executive Director from 1974 to 1996.

TED ELLINGER - Mr. Ellinger, age 50, is Vice President/Bank Coordinator. He joined Home Federal in July 1974 and was promoted to his present position in October 1993. Mr. Ellinger is responsible for the Brookings, Dell Rapids, Canton, Freeman, Lennox and Parker branches.

RANDALL D. FINK - Mr. Fink, age 44, is Vice President/Mortgage Loan Production Manager, a position he has held since October 1995. In January 1983, Mr. Fink joined Home Federal and in 1989 was promoted to Vice President/Single Family Lending.

IRA D. FRERICKS - Mr. Frericks, age 38, is Vice President/Controller of the Bank. He joined Home Federal in 1988 as an Internal Auditor and was promoted to Assistant Vice President/Internal Auditor in January 1990, Assistant Vice President/Controller in March 1991 and Vice President in January 1992. Prior to joining Home Federal, Mr. Frericks was employed by McGladrey & Pullen, a public accounting firm, from 1984 to 1988. He is a certified public accountant. Mr. Frericks received his B.S. Degree from the University of South Dakota and is a graduate of the University of Wisconsin Graduate School of Banking.

HUGH R. FULLERTON, JR. - Mr. Fullerton, age 49, is Vice President/Credit Card Services, a position he has held since joining the Bank in November 1996. Prior to that time, he was employed by First Premier as Vice President-Merchant Services from 1992 to 1996 and by Citibank as Senior Account Manager from 1986 to 1992. He was employed by US West as Director of Credit Services from 1971 to 1986. Mr. Fullerton received his BS and MBA degrees from the University of South Dakota.

GAIL G. GROTENHUIS - Ms. Grotenhuis, age 45, is Vice President/General Manager of Mid-America Service Corporation, a subsidiary of Home Federal Savings Bank. Ms. Grotenhuis joined Mid-America in 1993 and was appointed Vice President in 1997.

DIANE HOVDA - Ms. Hovda, age 53, is Vice President/Financial Management, a position she has held since June of 1997. She joined Home Federal in May 1995 as Vice President/Bank Coordinator. Prior to that time, she was employed by Western Bank, Sioux Falls from 1974 to 1995, and for First National Bank and National Bank of South Dakota from 1966 to 1974.

SHARON A. MANUEL - Ms. Manuel, age 48, is Vice President/Electronic Banking. She joined Home Federal in April 1994. Ms. Manuel is responsible for managing technology-oriented projects such as automated telephone banking, debit card, bill payment services and home banking. Prior to joining Home Federal, she was employed by Citibank for 13 years.

GARY L. SMITH - Mr. Smith, age 44, is Vice President/Information Systems. He joined Home Federal in 1979 and was promoted to his present position in 1988.

NATALIE A. SOLBERG - Ms. Solberg, age 35, is Vice President/ Retail Support, a position she has held since 1997. She joined Home Federal in February 1994 and was promoted to Vice President/In-Touch Banking in October 1995. Prior to joining Home Federal, she was the Customer Service Manager and various other positions for Bank of New York from October 1989 to October 1993. She received her BS from Northern State University.

GARY G. SIEVERDING - Mr. Sieverding, age 34, is Vice President/Commercial Business Lending. He joined Home Federal in 1996 and was promoted to his present position in 1997. Prior to joining Home Federal, he was with First Savings Bank - Sioux Falls, First Bank of South Dakota, N.A. and Western Bank in various management capacities. Mr. Sieverding received his education from South Dakota State University, Brookings, SD and his ABA from the National Commercial Lending School, Norman, OK.

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

KENT WIGG - Mr. Wigg, age 51, is Vice President/Financial Management, a position he has held since joining Home Federal in September 1995. Prior to that time, he was employed by Western Bank, Sioux Falls (then First Bank) from August 1985 to September 1995. And for First National Bank, Sioux City, Iowa from May 1974 to August 1985. He received his BS from Iowa State University and his MBA from University of South Dakota. Additionally, he is a Graduate of Colorado School of Banking, a Certified Trust Specialist (CTS), a Certified Investment Specialist (CIS) and a Certified Financial Planner (CFS).

ITEM 2.  PROPERTIES

The Company and the Bank conduct their business at their main office located at 225 S. Main at llth, Sioux Falls, South Dakota 57104. The Bank also conducts business from 18 other retail banking locations located in its primary market area.

The Bank owns each of its offices, except for one office that it leases. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 1998 was $14.3 million. See Note 6 of Notes to Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK LISTING

The Company's Common stock is traded under the symbol "HFFC" on the NASDAQ National Market System.

The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters of the two years ended June 30, 1998 and 1997. Quotations for such periods are as reported by NASDAQ for National Market System issues. On April 24, 1998, the Company declared a three-for-two stock split in the form of a stock dividend on one-half share of common stock for each one share outstanding, payable to shareholders of record on May 8, 1998. The quotations for the periods listed below have been retroactively adjusted based upon the new shares outstanding after the effect of the three-for-two stock split for all periods presented.


                FISCAL 1998            HIGH           LOW
              --------------------------------------------
                1st Quarter           $18.00        $14.17
                2nd Quarter           $18.17        $16.50
                3rd Quarter           $20.00        $18.00
                4th Quarter           $24.16        $19.75

                FISCAL 1997            HIGH           LOW
              --------------------------------------------
                1st Quarter           $10.67        $10.00
                2nd Quarter           $11.67         $9.83
                3rd Quarter           $13.67        $11.17
                4th Quarter           $14.33        $12.50

As of September 15, 1998, the Company had 622 holders of record of its Common Stock.

The transfer agent for the Company's Common Stock is Chemical Bank, Bank Window Church Street Station, New York, NY, 10015-4000.

DIVIDENDS

HF Financial Corp. paid quarterly cash dividends of $0.07 per share throughout fiscal year 1998. In addition, HF Financial Corp. paid quarterly cash dividends of $0.06 throughout fiscal year 1997. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of HF Financial Corp., tax considerations, industry standards, economic conditions, general business practices and other factors the board of directors deems relevant. HF Financial Corp.'s ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Home Federal Savings Bank (the "Bank"), which are subject to federal and state regulations.

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


                                                                                     At  June 30,
                                                       ----------------------------------------------------------------------
                                                         1998             1997           1996          1995            1994
                                                       ----------------------------------------------------------------------
                                                                                 (Dollars in Thousands)

Selected Statement of Financial Condition Data:
Total assets                                            $570,979        $562,114       $554,659       $535,682       $491,325
Loans receivable, net                                    426,522         440,019        413,143        360,007        306,306
Loans held for sale                                        9,616           3,483          7,280          4,139          2,042
Mortgage-backed securities                                  ----            ----           ----         83,384         74,894
Mortgage-backed securities available for sale             39,647          30,340         59,495           ----           ----
Investment securities                                       ----            ----           ----         28,932         74,737
Securities available or held for sale                     44,232          46,940         41,168         33,402          6,459
Deposits                                                 446,424         418,186        398,166        400,675        392,415
Advances from FHLB of Des Moines
  and other borrowings                                    50,635          74,743         90,123         73,695         42,860
Stockholders' equity                                      56,601          52,974         51,263         48,354         46,022

                                                                                 Years Ended June 30,
                                                       ----------------------------------------------------------------------
                                                          1998            1997           1996           1995           1994
                                                       ----------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
Interest and dividend income                            $ 46,201        $ 44,012       $ 43,465       $ 38,126       $ 36,692
Interest expense                                          25,449          24,832         25,761         24,008         20,221
                                                        --------        --------       --------       --------       --------
   Net interest income                                    20,752          19,180         17,704         14,118         16,471
Provision (recoveries) for losses on loans                 4,689             693            590           (515)           275
                                                        --------        --------       --------       --------       --------
   Net interest income after provision (recoveries)
      for losses on loans                                 16,063          18,487         17,114         14,633         16,196
Loan servicing income                                      1,187           1,150            689            754            564
Loan fees and service charges                              1,184             946            791            586            879
Gain (loss) on mortgage-backed securities,
  and securities available or held for sale, net             226             150            500            164           (156)
Credit card fee income                                     6,163             613           ----           ----           ----
Other noninterest income                                   4,871           3,613          3,668          2,626          2,879
Noninterest expense                                      (19,983)        (19,703)       (15,147)       (13,855)       (14,072)
                                                        --------        --------       --------       --------       --------
   Income before income taxes and cumulative
     effect of accounting changes                          9,711           5,256          7,615          4,908          6,290
Income tax expense                                         3,238           1,582          2,893          1,803          2,465
                                                        --------        --------       --------       --------       --------
   Income before cumulative effect of
      accounting changes                                   6,473           3,674          4,722          3,105          3,825
Cumulative effect of accounting changes                     ----            ----           ----             93          2,000
                                                        --------        --------       --------       --------       --------
   Net income                                           $  6,473        $  3,674       $  4,722       $  3,198       $  5,825
Earnings per share: (4)                                 --------        --------       --------       --------       --------
                                                        --------        --------       --------       --------       --------
   Income before cumulative effect of
      accounting changes
           Basic                                        $   1.46        $   0.81       $   1.03       $   0.66       $   0.82
           Diluted                                      $   1.42        $   0.79       $   1.00       $   0.66       $   0.82
   Net Income
           Basic                                        $   1.46           $0.81          $1.03          $0.68          $1.25




           Diluted                                         $1.42           $0.79          $1.00          $0.68          $1.25

Dividends per share (5)                                    $0.28           $0.24          $0.22          $0.20          $0.17
Dividends payout ratio                                     19.28%          29.48%         21.41%         29.41%         13.40%

                                                                                 Years Ended June 30,
                                                       ----------------------------------------------------------------------
                                                          1998            1997           1996           1995           1994
                                                       ----------------------------------------------------------------------
Other Data:
Interest rate spread information:
  Average during period                                     3.40%           3.24%          2.88%          2.40%          3.21%
  End of period                                             3.41            3.36           3.01           2.36           3.15
Net interest margin (1)                                     3.80            3.64           3.31           2.80           3.55
Average interest-earning assets to average
   interest-bearing liabilities                             1.09            1.08           1.09           1.08           1.08
Equity to total assets (end of period)                      9.91            9.42           9.24           9.03           9.37
Equity-to-assets ratio (ratio of average equity
   to average total assets)                                 9.59            9.25           8.97           8.94           9.10
Nonperforming assets to total assets
  (end of period) (2)                                       0.53            0.33           0.41           0.57           0.89
Allowance for loan losses to nonperforming
  loans (end of period) (3)                               258.86          361.50         200.15         141.08         163.74
Allowance for loan losses to total loans
  (end of period)                                           1.62            1.02           0.98           1.11           1.59
Nonperforming loans to total loans
  (end of period)(3)                                        0.63            0.28           0.49           0.79           0.97
Other noninterest expense to average total assets           3.47            3.55           2.71           2.64           2.89
Net interest income after provision (recoveries)
    for losses on loans to noninterest expense
    (end of period)                                        80.38           93.83         112.99         105.62         115.09
Return on assets  (ratio of net income to average
  total assets)                                             1.13            0.66           0.85           0.61           1.20
Return on equity (ratio of net income to average
   equity)                                                 11.73%           7.17%          9.43%          6.81%         13.14%
Number of full-service offices                                19              19             19             18             16


1)  Net interest income divided by average interest-earning assets.
2) Nonperforming assets include nonaccruing loans, accruing loans delinquent more than 90 days and foreclosed assets.
3) Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.
4) Earnings per share are retroactively adjusted for the two-for-one stock split in the form of a stock dividend payable to shareholders of record on January 10, 1996 and for the three-for-two stock split in the form of a stock dividend payable to shareholders of record on May 8, 1998.
5) Dividends per share are retroactively adjusted for the two-for-one stock split in the form of a stock dividend payable to shareholders of record on January 10, 1996 and for the three-for-two stock split in the form of a stock dividend payable to shareholders of record on May 8, 1998.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

GENERAL

HF Financial Corp. ("Company") was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Bank") issued in the mutual to stock conversion of the Bank. The Company acquired all of the stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a new mortgage subsidiary as HomeFirst Mortgage Corp. ("Mortgage Corp."). The Company ceased operation of the Mortgage Corp. during fiscal 1998. In May 1996, the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of this entity. The activities of the Company itself have no significant impact on the results of operations on a consolidated basis. Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services and the Mortgage Corp.

The Bank has been, and intends to continue to be, a financial institution that offers a variety of financial services to meet the needs of families in the communities it serves. The Bank has focused on serving families located in its market area, generally defined as eastern South Dakota and including the cities and the communities surrounding the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Canton, Parker, Lennox, Aberdeen, Mobridge, Brookings, Hartford and Redfield, South Dakota. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four- family residential, consumer, multi-family, commercial real estate, agricultural, construction and commercial business loans. The Bank's consumer loan portfolio includes, among other things, mobile home loans, automobile loans, home equity loans, credit card loans, loans secured by deposit accounts and student loans.

The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. The Bank does not rely on any brokered deposits and does not hold any non-investment grade bonds (i.e. "junk bonds"). The Bank also receives loan servicing income on loans serviced for others. The Bank, through its wholly-owned subsidiaries, offers annuities, credit-life, health, life, hazard and other insurance products and appraisal services.

HomeFirst Mortgage Corp. is a South Dakota Corporation that had an office in Omaha, Nebraska. The Mortgage Corp. was a mortgage banking operation that originated one- to four- family residential loans which were sold into the secondary market and to the Bank. The Company ceased operation of HomeFirst Mortgage Corp. during the first quarter of fiscal 1998. The Mortgage Corp had a net loss of $11,000 during fiscal year 1998. The primary exit costs involved were compensation costs of $28,000 and occupancy costs of $21,000.

HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide. The target market for HF Card Services is sub-prime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional card issuers.

The Company's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed securities and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets. To better insulate itself from such risk, the Company has over the last few years, attempted to increase both numerically and on a percentage basis its holding of consumer and commercial loans. The Company has also decreased its ratio of fixed-rate to adjustable-rate loans. The Company's net income is also affected by, among other things, gains and losses on sales of foreclosed property, loans, securities, provision for losses on loans, service charge fees, credit card fees, subsidiary activities, operating expenses and income taxes.

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

FINANCIAL CONDITION DATA

At June 30, 1998, the Company had total assets of $571.0 million, an increase of $8.9 million from the level at June 30, 1997. The increase in assets was due primarily to an increase in cash and cash equivalents of $7.5 million and in mortgage-backed securities of $9.3 million. The increase in cash and cash equivalents and mortgage-backed securities was funded primarily by a decrease in loans receivable of $13.5 million, a decrease in securities available for sale of $2.7 million and an increase in deposits of $28.2 million from the levels at June 30, 1997. The remaining excess funds received from the loans receivable, securities available for sale and deposits were used to paydown advances from Federal Home Loan Bank ("FHLB") and other borrowings by $24.1 million from
levels at June 30, 1997.   In addition, stockholders' equity increased from
$52.9 million at June 30, 1997 to $56.6 million at June 30, 1998, primarily due to net income of $6.5 million and the change in the net unrealized loss on securities available for sale of $213,000, which was offset by the payment of cash dividends of $1.2 million to the Company's stockholders and an increase in treasury stock of $2.1 million.

The decrease in loans receivable of $13.5 million was due primarily to amortizations and prepayments of principal exceeding originations of principal.

The increase in mortgage-backed securities of $9.3 million was primarily the result of purchases of $16.6 million exceeding sales, amortizations and prepayments of principal. The Bank's purchases of mortgage-backed securities were comprised primarily of thirty year, fixed-rate, mortgage-backed securities that have a principal payment balloon in the fifth or seventh year.

The decrease in securities of $2.7 million from the level at June 30, 1997 is primarily due to sales and maturities of securities available for sale of $55.9 million exceeding purchases of $52.9 million during the year ended June 30, 1998. The Bank's purchases of securities available for sale were comprised primarily of U.S. Government agency securities which have a maturity of three years or less that have a call feature that varies from three months to one year.

The increase in deferred tax assets of $1.6 million is due primarily to the increase in the allowance for credit card loan losses from $329,000 at June 30, 1997 to $3.2 million at June 30, 1998, an increase of $2.9 million which when tax effected resulted in an increase in deferred tax assets of $1.1 million. See "Notes to Consolidated Financial Statements Note 9" for further discussion on income taxes.

The $28.2 million increase in deposits was primarily due to an increase in savings accounts of $32.3 million, an increase in now accounts and demand accounts of $12.5 million and an increase in money market accounts of $9.4 million which were offset by a decrease in certificates of deposit of $26.0 million. The number of demand, now and money market accounts increased from 18,925 at June 30, 1997 to 20,620 at June 30, 1998 for an 8.96% increase. These increases were primarily the result of a focused marketing campaign during the fiscal year. In addition, the average balance of accounts in this category increased from $4,228 at June 30, 1997 to $4,943 at June 30, 1998, for a 16.91%
increase. The number of savings accounts decreased slightly from 19,008 at June 30, 1997 to 18,775 however the average balance of savings accounts increased from $1,524 at June 30, 1997 to $3,263 at June 30, 1998 for a 114.11% increase.
The majority of the increase in savings accounts were from deposits from local governmental entities.

Advances from the FHLB and other borrowings decreased $24.1 million for the year ended June 30, 1998 primarily due to the payment of $53.1 million on advances and other borrowings which were partially offset by the Company obtaining $29.0 million of advances and borrowings during the fiscal year.

ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the years ended June 30, 1998, 1997 and 1996 include fees which are considered adjustments to yield.


                                                                           YEARS ENDED JUNE 30,
                                      ---------------------------------------------------------------------------------------------
                                               1998                                 1997                           1996
                                      ---------------------------------------------------------------------------------------------
                                          Average   Interest               Average  Interest              Average  Interest
                                      Outstanding    Earned/   Yield/  Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/
                                          Balance       Paid     Rate      Balance     Paid     Rate      Balance      Paid    Rate
                                      -----------   --------   ------  -----------  -------   ------  -----------  --------  ------
                                                                           (Dollars in thousands)

Interest-earning assets:
     Loans receivable (1)               $445,511     $40,154   9.01%     $437,230   $38,596   8.83%     $404,622  $35,628     8.81%
     Mortgage-backed securities           32,213       2,023   6.28%       41,119     2,668   6.49%       74,853    4,918     6.57%
     Other investment securities (2)      62,931       3,687   5.86%       42,953     2,380   5.54%       49,859    2,555     5.12%
     FHLB stock                            4,940         337   6.82%        5,222       368   7.05%        5,051      364     7.21%
                                        --------     -------   ----      --------   -------   ----      --------  -------     ----
Total interest-earning assets           $545,595     $46,201   8.47%     $526,524   $44,012   8.36%     $534,385  $43,465     8.13%
                                                     -------   ----                 -------   ----                -------     ----
     Noninterest-earning assets           29,712                           27,762                         24,054
                                        --------                         --------                       --------
Total assets                            $575,307                         $554,286                       $558,439
                                        --------                         --------                       --------
                                        --------                         --------                       --------
Interest-bearing liabilities:
Deposits:
     Checking and money market           $89,429     $ 2,273   2.54%     $ 71,323   $ 1,794   2.52%     $ 61,466  $ 1,646     2.68%
     Savings                              53,260       1,904   3.57%       30,227       626   2.07%       33,140      699     2.11%
     Certificates of deposit             294,797      17,554   5.95%      306,085    17,969   5.87%      307,586   18,370     5.97%
                                        --------     -------   ----      --------   -------   ----      --------  -------     ----
          Total deposits                $437,486     $21,731   4.97%     $407,635   $20,389   5.00%     $402,192  $20,715     5.15%
FHLB advances and other
borrowings                                64,350       3,718   5.78%       77,644     4,443   5.72%       88,129    5,046     5.73%
                                        --------     -------   ----      --------   -------   ----      --------  -------     ----
Total interest-bearing liabilities      $501,836     $25,449   5.07%     $485,279   $24,832   5.12%     $490,321  $25,761     5.25%
                                                     -------   ----                 -------   ----                -------     ----
     Other liabilities                    18,278                           17,740                         18,021
                                        --------                         --------                       --------
Total liabilities                       $520,114                         $503,019                       $508,342
     Equity                               55,193                           51,267                         50,097
                                        --------                         --------                       --------
Total liabilities and equity            $575,307                         $554,286                       $558,439
                                        --------                         --------                       --------
                                        --------                         --------                       --------

Net interest income; interest
rate spread                                          $20,752   3.40%                $19,180   3.24%               $17,704     2.88%
                                                     -------   ----                 -------   ----                -------     ----
Net interest margin (3)                                        3.80%                          3.64%                           3.31%
                                                               ----                           ----                            ----
                                                               ----                           ----                            ----
-----------------------------------------------------------------------------------------------------------------------------------

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


                                                            Years Ended June 30,                    Years Ended June 30,
                                             ------------------------------------------   ---------------------------------------
                                                                 1998 vs 1997                            1997 vs 1996
                                             ------------------------------------------   ---------------------------------------
                                                                             (Dollars in Thousands)

                                                 Increase      Increase                      Increase      Increase
                                               (Decrease)     (Decrease)        Total      (Decrease)    (Decrease)         Total
                                                  Due to         Due to       Increase        Due to        Due to       Increase
                                                  Volume           Rate     (Decrease)        Volume          Rate      (Decrease)
                                               ----------     ----------    ----------     ----------    ----------     ---------
Interest-earning assets:
     Loans receivable (1)                        $  746           $812         $1,558         $2,878         $   90       $2,968
     Mortgage-backed securities                    (559)           (86)          (645)        (2,189)           (61)      (2,250)
     Other investment securities (2)              1,170            137          1,307           (383)           208         (175)
     FHLB stock                                     (19)           (12)           (31)            12             (8)           4
                                                 ------           ----         ------         ------         ------       ------

Total interest-earning assets                    $1,338           $851         $2,189         $  318         $  229       $  547
                                                 ------           ----         ------         ------         ------       ------
                                                 ------           ----         ------         ------         ------       ------

Interest-bearing liabilities:
Deposits:
    Checking and money market                    $  460           $ 19         $  479         $  159         $  (11)      $  148
    Savings                                         823            455          1,278            (60)           (13)         (73)
    Certificates of deposit                        (672)           257           (415)           (88)          (313)        (401)
                                                 ------           ----         ------         ------         ------       ------
      Total deposits                                611            731          1,342             11           (337)         326
FHLB advances and other borrowings                 (768)            43           (725)          (600)            (3)        (603)
                                                 ------           ----         ------         ------         ------       ------

Total Interest-bearing liabilities               $ (157)          $774         $  617         $ (589)        $ (340)      $ (929)
                                                 ------           ----         ------         ------         ------       ------
                                                 ------           ----         ------         ------         ------       ------

Net interest income increase                                                   $1,572                                     $1,476
                                                                               ------                                     ------
                                                                               ------                                     ------

--------------------------------------------------------------------------------------------------------------------------------

(1)  Includes interest on loans past due 90 days or more.
(2)  Includes primarily U.S. Government securities.

The following table presents the yields received on loans, investments, and other interest-earning assets, the rates paid on savings deposits and borrowings and the resultant rate spreads at the dates indicated.


                                                    At June 30,
                                            -----------------------------
                                            1998        1997         1996
                                            -----------------------------

Weighted average yield on:
Loans receivable                            9.07%       8.85%        8.53%
Mortgage-backed securities                  6.10        6.32         6.32
Other investment securities (1)             6.21        5.82         5.40
FHLB stock                                  6.79        6.75         7.00

Combined weighted average yield on
     Interest-earning assets                8.47        8.45         8.04

Weighted average rate paid on:
Deposits                                    4.95        4.99         4.92
FHLB advances                               5.85        5.69         5.53

Combined weighted average rate paid on
     interest-bearing liabilities           5.06        5.09         5.03

Spread                                      3.41%       3.36%        3.01%

(1) Includes primarily U.S. Government and agency securities.

ASSET QUALITY

In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a monthly basis to identify loss potential and determine the adequacy of the allowance for loan losses. The following table sets forth the amounts and categories of the Bank's nonperforming assets for the periods indicated.


                                                            At June 30,
                                                     ------------------------
                                                     1998       1997     1996
                                                     ------------------------
                                                       (Dollars in Thousands)

Total nonaccruing loans                            $2,251     $1,252   $2,063
Total accruing loans delinquent more than 90 days     530       ----     ----
Total foreclosed assets                               229        593      228
                                                   ------     ------   ------
Total nonperforming assets                         $3,010     $1,845   $2,291
                                                   ------     ------   ------
                                                   ------     ------   ------

Ratio of nonperforming assets to total assets        0.53%      0.33%    0.41%

                                                   ------     ------   ------
                                                   ------     ------   ------

Ratio of nonperforming loans to total loans (1)      0.63%      0.28%    0.49%
                                                   ------     ------   ------
                                                   ------     ------   ------

---------------------------------------------------------------------

(1) Nonperforming loans include nonaccruing loans and loans delinquent more than 90 days.

     When a loan becomes 90 days delinquent, except for credit card loans, the Bank places the loan on a non-accrual status and, as a result, accrued interest income on the loan is taken out of income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status until the borrower has brought the loan current. Credit card loans remain in accrual status until 120 days, when accrued interest income on the loan is taken out of income.

     Nonperforming assets increased to $3.0 million at June 30, 1998 from $1.8 million at June 30, 1997, an increase of $1.2 million. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.53% at June 30, 1998 from 0.33% at June 30, 1997.

     Nonaccruing loans increased to $2.3 million at June 30, 1998 from $1.3 million at June 30, 1997, an increase of $1.0 million. Included in nonaccruing loans at June 30, 1998 were ten loans totaling $623,000 secured by one- to four-family real estate, three loans in the amount of $719,000 secured by commercial real estate, five mobile home loans totaling $31,000, seven commercial business loans totaling $396,000 and thirty-three consumer loans totaling $482,000. For the year ended June 30, 1998, gross interest income of $229,000 would have been recognized on loans accounted for on a non-accrual basis had such loans been current in accordance with their original terms. Gross interest income of $250,000 was recognized as income on loans accounted for on a non-accrual basis.

     Foreclosed assets decreased to $229,000 at June 30, 1998 from $593,000 at June 30, 1997, a decrease of $364,000.

     At June 30, 1998, the Bank had approximately $8.1 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the June 30, 1998 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at June 30, 1998 will be adequate in the future.

     The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.


                                                   Years Ended June 30,
                                            -----------------------------------
                                              1998         1997           1996
                                            -----------------------------------
                                                   (Dollars In Thousands)

Balance at beginning of period            $ 4,526      $ 4,129         $ 4,039
Total charge-offs                         (2,423)      (1,121)           (850)
Total recoveries                              407          825             350
                                          -------      -------         -------
Net (charge-offs)                         (2,016)        (296)           (500)
Additions charged to operations             4,689          693             590
                                          -------      -------         -------

Balance at end of period                  $ 7,199      $ 4,526         $ 4,129
                                          -------      -------         -------
                                          -------      -------         -------

Ratio of net (charge-offs) during the
period to average loans outstanding
during the period                          (0.45)%      (0.07)%         (0.12)%
                                          -------      -------         -------
                                          -------      -------         -------

Ratio of allowance for loan losses
to total loans at end of period              1.62%        1.02%           0.98%
                                          -------      -------         -------
                                          -------      -------         -------

Ratio of allowance for loan losses to
nonperforming loans at end of period       258,86%      361.50%         200.15%
                                          -------      -------         -------
                                          -------      -------         -------

     The allowance for loan losses was $7.2 million at June 30, 1998 as compared to $4.5 million at June 30, 1997. The ratio of the allowance for losses on loans to total loans was 1.62% at June 30, 1998 and 1.02% at June 30, 1997. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for losses on loans. The Bank continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

     The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000 and a monthly credit review and reporting process on all types of loans that results in the calculation of the guidelines reserves based on the risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, previous loan experience, current economic conditions and other factors that in management's judgment deserve recognition. In regard to credit card loans, the Company is providing a reserve in a range of 25% to 30% of the loan balance until the credit card portfolio becomes seasoned. As of June 30, 1998, $3.2 million of the $7.2 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan portfolio and have made no recommendations for increases in the allowances during the three year period ended June 30, 1998. The Company has historically maintained a positive variance from the minimum estimated allowance for loan losses based on the analyses that are conducted by bank management and corporate credit personnel. Management has reviewed the allocations in the various classifications of loans and believes the allowance was adequate at all times during the three year period ended June 30, 1998.

COMPARISON OF THE YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

GENERAL. The Company's net income increased $2.8 million to $6.5 million for the year ended June 30, 1998 as compared to $3.7 million for the year ended June 30, 1997. As discussed in more detail below, this increase was due primarily to the increase in noninterest income of $7.2 million and an increase in net interest income of $1.6 million which were partially offset by an increase in the provision for losses on loans of $4.0 million and an increase in income tax expense of $1.7 million.

INTEREST INCOME. Interest income increased $2.2 million from $44.0 million for the year ended June 30, 1997 to $46.2 million for the year ended June 30, 1998. This increase was primarily due to an increase in interest earned on loans and investment securities. The average yield on loans increased from 8.83% to 9.01% while the average balance of loans increased $8.3 million during this period due to originations and purchases exceeding amortizations, prepayments and sales during the year ended June 30, 1998. The increase in the yield is due primarily to the changing type of loans that comprise the portfolio of the Company to loans that have a higher yield than single-family real estate loans. Commercial business loans, agricultural loans and credit card loans comprise 15.50% of the total loan portfolio at June 30, 1998 as compared to 8.40% at June 30, 1997. In addition, one-to four-family loans comprise 29.13% of the total loan portfolio
at June 30, 1998 as compared to 36.50% at June 30, 1997.   The increase in
interest earned on investment securities was primarily due to an increase in the average balance of investment securities of $20.0 million. During this period the average yield on investment securities increased from 5.54% to 5.86% due to current market rates being at a higher rate on new purchases as compared to the rates of matured investment securities. The increase in the average balance of investment securities was due to the Company's purchase of primarily U.S. Government securities which have a maturity of three years or less that have a call feature that varies from three months to one year. The increase in interest earned on loans and investment securities was partially offset by a decrease in interest earned on mortgage-backed securities primarily due to a decrease in the average balance of $8.9 million from the prior fiscal year.

INTEREST EXPENSE. Interest expense increased $617,000 from $24.8 million for the year ended June 30, 1997 to $25.4 million for the year ended June 30, 1998. This increase was primarily due to an increase in the average balance of savings, demand, now and money market account balances and due to an increase in the average rate paid on savings which were partially reduced by a decrease in the average balance of certificates of deposit and FHLB advances and other borrowings. The average balance of savings accounts increased $23.0 million during the year ended June 30, 1998. In addition, the average rate paid on savings accounts increased from 2.07% for the year ended June 30, 1997 to 3.57%
for the year ended June 30, 1998.    The average balance of demand, now and
money market accounts increased $18.1 million during the year ended June 30, 1998. The increase in the average balance of savings, demand, now and money market accounts of $41.1 million was used to reduce the average balance of FHLB advances by $13.3 million and to reduce the average balance of certificates of deposit by $11.3 million. The majority of the increase in savings, demand, now and money market accounts were from deposits from local governmental entities and commercial customers. See "Financial Condition Data" for further discussion.

NET INTEREST INCOME. The Company's net interest income for the year ended June 30, 1998 increased $1.6 million, or 8.19%, to $20.8 million compared to $19.2 million for the same period ended June 30, 1997. The increase in net interest income reflects an overall increase in average net interest-earning assets during the period resulting from internal increases in the portfolio of loans and securities. The net interest spread on average interest-earning assets increased to 3.40% for the period ended June 30, 1998 from 3.24% for the same period in 1997. The increase in the net interest spread is due primarily to the increased yield on interest-earning assets due to a change in the loan portfolio mix during fiscal year 1998.

During the fiscal years ended June 30, 1998 and 1997, the Company increased its origination of commercial, agricultural, credit card and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sold the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

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

During the year ended June 30, 1998, the Company recorded a provision for losses on loans of $4.7 million compared to $693,000 for the year ended June 30, 1997. The provision for losses on loans of $4.7 million for the year ended June 30, 1998 compared to the same period in fiscal 1997 is primarily to provide for future expected write-offs on credit card loans and to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

The allowance for loan losses at June 30, 1998 was $7.2 million. The allowance increased from the June 30, 1997 balance primarily as a result of the provision for losses on loans of $4.7 million which was reduced by charge-offs exceeding recoveries by $2.0 million. The ratio of allowance for loan losses to nonperforming loans at June 30, 1998 was 258.86% compared to 361.50% at June 30, 1997. The allowance for losses on loans to total loans at June 30, 1998 was 1.62% compared to 1.02% at June 30, 1997. The Bank's management believes that the June 30, 1998 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

NONINTEREST INCOME. Noninterest income was $13.6 million for the year ended June 30, 1998 as compared to $6.5 million for the year ended June 30, 1997.

Loan fees and service charges increased by $238,000 for the year ended June 30, 1998 as compared to the same period in the prior fiscal year. This increase was primarily due to an increase in mortgage loan activity of $53.7 million from $61.5 million during the year ended June 30, 1997 to $115.2 million for the year ended June 30, 1998.

Gain on the sale of loans increased $733,000 to $1.1 million for the year ended June 30, 1998 from $352,000 for the year ended June 30, 1997. Loans originated for resale and sales of participation interest in loans that were sold during the year ended June 30, 1998 were $106.4 million as compared to $53.3 million in the year ended June 30, 1997.

Fees on deposits increased $557,000 for the year ended June 30, 1998 as compared to the same period in the prior fiscal year. This increase was due to an increase in the number of transaction accounts that customers have with the Bank. See "Financial Condition Data" for further discussion.

The increase in credit card income of $5.6 million for the year ended June 30, 1998 as compared to the same period in fiscal 1997 is primarily due to an increase in fees received on unsecured credit cards. This represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. Interest income on credit card loans is included in interest income on loans.

NONINTEREST EXPENSE. Noninterest expense increased $280,000 from $19.7 million for the year ended June 30, 1997 to $20.0 million for the year ended June 30, 1998. This increase was primarily from an increase in compensation and employee benefits of $494,000, an increase in other general and administrative expenses of $146,000, an increase in advertising of $252,000, and an increase in credit card processing expense of $2.4 million which were partially offset by a decrease in federal insurance premiums and assessments of $2.9 million.

The increase in compensation and employee benefits was due primarily to an increase in health insurance of $89,000, an increase in incentive compensation of $139,000, an increase in pension costs of $98,000, and an increase in compensation of $332,000 due to merit raises, which were partially offset by a reduction in temporary personnel costs of $118,000 and other employee benefits of $34,000.

The decrease in the federal insurance premiums of $2.9 million is the result of the passage by Congress and the President of the United States of the Savings Association Insurance Fund "SAIF" legislation which resulted in a one time assessment of $2.6 million to the Bank in order to recapitalize the SAIF during the first quarter of fiscal 1997. This one time assessment was charged to the Bank on September 30, 1996. In addition, the quarterly assessment rate of the Bank was reduced from 23 basis points to 6.5 basis points which has resulted in a lower assessment expense to the Bank.

There was an increase of $2.4 million in the cost of third party processors of credit cards. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program. The increase in expense is due primarily to an increase in the number of credit cards from 10,651 as of June 30, 1997 to 50,512 as of June 30, 1998. The Company began offering credit cards in the second quarter of fiscal 1997.

INCOME TAX EXPENSE. The Company's income tax expense for the year ended June 30, 1998 was $3.2 million compared to $1.6 million for the year ended June 30, 1997, an increase of $1.7 million. This increase was proportionate to the increase in the Company's income before income tax and due to the increase in the effective tax rate to 33.30% for the year ended June 30, 1998 as compared to 30.00% for the same period in the prior fiscal year.


COMPARISON OF THE YEARS ENDED JUNE 30, 1997 AND JUNE 30, 1996

GENERAL. The Company's net income decreased $1.0 million from $4.7 million for the year ended June 30, 1996 to $3.7 million for the year ended June 30, 1997. As discussed in more detail below, this decrease was due primarily to the increase in noninterest expense of $4.6 million (including the $2.6 million SAIF assessment discussed below under the heading "Noninterest Expense" section) and an increase in the provision for losses on loans of $103,000 which were partially offset by an increase in net interest income of $1.5 million, an increase in noninterest income of $824,000 and a decrease in income tax expense of $1.3 million.

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

NET INTEREST INCOME. The Company's net interest income for the year ended June 30, 1997 increased $1.5 million, or 8.33%, to $19.2 million compared to $17.7 million for the same period ended June 30, 1996. The increase in net interest income reflects an overall increase in the net interest spread on average interest earnings assets from 2.88% for the year ended June 30, 1996 to 3.24% for the year ended June 30, 1997. The increase in the net interest spread was primarily due to an increase in the yield on interest-earning assets increasing from 8.13% for the year ended June 30, 1996 to 8.36% for the year ended June 30, 1997.

PROVISION FOR LOSSES ON LOANS. During the year ended June 30, 1997, the Company recorded a provision for losses on loans of $693,000 as compared to $590,000 for the year ended June 30, 1996. The provision for losses on loans of $693,000 for the year ended June 30, 1997 as compared to the same period in fiscal 1996 is primarily related to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

NONINTEREST INCOME. Noninterest income was $6.5 million for the year ended June 30, 1997 as compared to $5.6 million for the year ended June 30, 1996, an increase of $824,000.

Loan servicing income increased $461,000 for the year ended June 30, 1997 as compared to the same period in fiscal 1996. This increase was primarily due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" as of July 1, 1996. The Company recorded $200,000 of income as a result of adopting SFAS No. 122. In addition, the Company was able to reduce the amortization of loan servicing rights as a result of an increase in market rates during the first three quarters of fiscal 1997.

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

Gain on sale of securities, net decreased $350,000 for the year ended June 30, 1997 as compared to the same period in fiscal 1996. This decrease is due to the Company selling $12.2 million of securities available for sale and mortgage-backed securities available for sale during fiscal 1997 compared to $33.6 million during the same period in the prior fiscal year which resulted in fewer gains on sales of securities.

The increase in credit card income of $613,000 for the year ended June 30, 1997 as compared to the same period in fiscal 1996 is primarily due to an increase in fees received on unsecured credit cards of $613,000. This represents processing fees, interchange fees, annual fees and other miscellaneous fees. This unsecured credit card program is new in fiscal 1997.

NONINTEREST EXPENSE. Noninterest expense increased $4.6 million from $15.1 million for the year ended June 30, 1996 to $19.7 million for the year ended June 30, 1997. This increase resulted primarily from an increase in compensation and employee benefits of $834,000, an increase in federal insurance premiums of $2.3 million, an increase in occupancy and equipment of $203,000, an increase in other general and administrative expenses of $387,000, an increase in credit card processing expense of $465,000 and an increase in amortization of intangible assets of $121,000 which were partially offset by a decrease in advertising of $133,000.

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

There was an increase of $465,000 in the cost of third party processors of credit cards. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program which was new in fiscal 1997.

There was an increase in amortization of intangible assets of $121,000. This increase was primarily the result of the write off of the intangible asset relating to the purchase of HomeFirst Mortgage Corp. This write off occurred in the fourth quarter of fiscal 1997. The write off was based upon the Company's intention to cease the operation of HomeFirst Mortgage Corp. in the first quarter of fiscal 1998.

The increase in net losses, provision for losses and expenses on foreclosed real estate and other properties is primarily due to the Bank recording a gain of approximately $355,000 on the disposal of one property during the fourth quarter of fiscal 1996. The Bank did not have such a gain during fiscal 1997.

INCOME TAX EXPENSE. The Company's income tax expense for the year ended June 30, 1997 was $1.6 million compared to $2.9 million for the year ended June 30, 1996, a decrease of $1.3 million. This decrease was proportionate to the decrease in the Company's income before income tax and due to the decrease in the effective tax rate to 30% for the year ended June 30, 1997 as compared to 38% for the same period in the prior fiscal year. In fiscal 1997, the Company realized tax deductions related to stock compensation for which it had not been required to record an expense in its financial statements. These deductions are not expected to recur and the effective tax rate will increase in fiscal 1998.

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

Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At June 30, 1998, the Bank's regulatory liquidity ratio was 6.04%.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and
(v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During fiscal 1998, the Bank acquired funds that allowed it to reduce its borrowings with the FHLB by
$24.1 million. See "Financial Condition Data" for further discussion. The Bank renewed its open line of credit with the FHLB in January 1998 at an amount of $10.0 million which will expire December 31, 1998. Management expects this line
of credit to be renewed at this time.   There were no outstanding advances on
this line of credit at June 30, 1998.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 1998, the Bank had outstanding commitments to originate or purchase loans of $39.7 million and to sell loans of $20.9 million. The Bank had outstanding commitments to purchase securities available for sale of $7.0 million. There was no commitment to sell mortgage-backed securities or securities available for sale.

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

In April of 1996, the Company initiated a stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1996 through April 30, 1997. A total of 207,472 shares of common stock were purchased pursuant to this program. In April of 1997, the Company initiated another stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1997 through April 30, 1998. A total of 111,750 shares of common stock were purchased pursuant to this program. In April of 1998, the Company initiated a third stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1998 through April 30, 1999. In accordance with the provisions of the current stock buy back program, the Company had purchased 15,000 shares of common stock as of June 30, 1998.

On December 20, 1995, the Company declared a two-for-one stock split in the form of a stock dividend of one share of common stock for each one share outstanding, payable to shareholders of record on January 10, 1996. Earnings and dividends per share have been retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock split for all periods presented. The stockholders' equity of the Company was adjusted for the effect of the two-for-one stock split and $16,000 was transferred from additional paid-in capital to common stock.

On April 24, 1998, the Company declared a three-for-two stock split in the form of a stock dividend of one-half share of common stock for each one share outstanding, payable to shareholders of record on May 8, 1998. Earnings and dividends per share have been retroactively adjusted based upon the new shares outstanding after the effect of the three-for-two stock split for all periods presented. The stockholders' equity of the Company was adjusted for the effect of the three-for-two stock split and $16,000 was transferred from additional paid-in capital to common stock.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at June 30, 1998 the Bank met all current capital requirements.

The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 7.75% at June 30, 1998.

Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

During the first quarter of fiscal 1997, the Small Business Job Protection Act of 1996 was signed into law which repealed the percentage of taxable income method of computing the bad debt deduction for savings institutions for tax years beginning after December 31, 1995. Beginning in fiscal year 1997, the Bank is required to recapture into income the excess of its June 30, 1996 loan loss reserves for "qualifying" and "nonqualifying" loans over its June 30, 1988 loan loss reserves for "qualifying" and "nonqualifying" loans. This excess, which was $720,000 at June 30, 1998, is required to be recaptured ratably over a six year period. The onset of recapture was delayed in fiscal years 1998 and 1997 since the Bank met a residential loan origination requirement which allowed for a two year delay in recapture. At June 30, 1998, the Bank's recorded deferred tax liability of $245,000 provides for the recapture of the loan loss reserves.

At June 30, 1998 and 1997, securities with a fair value of $64.6 million and $35.5 million, respectively, were pledged as collateral for public deposits and other purposes. Deposits at June 30, 1998 and 1997 include $38.3 million and $4.1 million respectively, of deposits from one local governmental entity, the majority of which are demand accounts.

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

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods.

YEAR 2000

The Year 2000 issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Bank is heavily dependent on computer processing in its business activities and the Year 2000 issue creates risk for the Bank from unforeseen problems in the Bank's computer system and from third parties with whom the Bank processes financial information. Such failures of the Bank's computer system and/or third parties computer systems could have a material impact on the Bank's ability to conduct its business.

In May 1997, the Company developed a five step plan that follows the guidelines as specified by the Federal Financial Institutions Examination Councils. As new requirements are provided by this council, the plan is modified to reflect the new requirements. Management of the Company is updated at least monthly on the status of the plan and the Bank's Information Systems Steering Committee has changed from a quarterly meeting to a bi-monthly meeting to be more proactive on Year 2000. In addition, the Board of Directors of the Company are updated on the status of the Year 2000 project at each of its meetings. The five stages of the plan are as follows: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases were completed by December 31, 1997. The assessment phase included hardware, software and third party vendors that provide a service to the Company (i.e. utility companies, alarm companies, payroll providers, electronic funds transfer providers, insurance providers, loan participation companies, mortgage loan secondary market agencies, and governmental agencies). The renovation, validation and implementation phases are currently in process and progressing as planned. Currently, systems that are known to be noncompliant with Year 2000 have already been replaced or are scheduled to be upgraded or replaced by December 31, 1998. In May 1996, the Bank installed new hardware and operations systems software
which the vendor has represented to be Year 2000 compliant.   All mission
critical systems of the 1996 installation, both hardware and software, are scheduled to be tested in the first quarter of fiscal 1999. In addition, testing will be performed with service providers that are providing the capability to test with the Bank. The Company has included in its test plan various dates that have been required by regulatory agencies. The overall plan of the Company has a scheduled completion date of December 31, 1998.

Based on the Bank's review of its computer systems, management believes the cost of the remediation effort to make the systems Year 2000 compliant is approximately $100,000. Approximately $20,000 was incurred in fiscal 1998 with
the remaining $80,000 to be incurred in fiscal 1999.   In addition,
approximately 1,500 to 2,000 man hours are expected to be incurred by Bank personnel related to Year 2000 issues which have an estimated cost of $60,000. Management expects these costs to be incurred in fiscal 1999. Such costs will be charged against income as they are incurred.

ASSET/LIABILITY MANAGEMENT

The Bank, like other thrift institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest-earning assets. As a continuing part of its financial strategy, the Bank considers methods of managing this asset/liability mismatch consistent with maintaining acceptable levels of net interest income.

In order to properly monitor interest rate risk, the Board of Directors has created an Asset/Liability Committee composed principally of its President, Executive Vice President, Senior Vice Presidents, Vice President/Marketing and Vice President/Controller. The principal responsibilities of this Committee are to assess the Bank's asset/liability mix and recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates.

In managing the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. The effect of this policy will generally be to reduce the Bank's one-year gap. The goal of this policy is to provide a relatively consistent level of net interest income in varying interest rate cycles and to minimize the potential for significant fluctuations from period to period.

At June 30, 1998, the Bank's cumulative one-year gap as a percentage of total assets was a negative 11.89% and its one- to three-year gap as a percentage of total assets was a negative 6.57%.

The following table sets forth the scheduled repricing or maturity of the Bank's assets and liabilities which mature or reprice within one year based on various assumptions on rates of repricing/prepayment that have been determined by the OTS and published in "Selected Asset and Liability Price Tables as of June 30, 1998". In preparing the following table, it has been assumed, consistent with the assumptions used by the OTS in assessing the interest rate sensitivity of savings institutions, that: (i) adjustable-rate first mortgage loans will prepay at a rate of 10% per year; (ii) fixed-maturity deposits will not be withdrawn prior to maturity; and (iii) escrow accounts are assumed to reprice or be withdrawn in the first three month period. Savings accounts and transaction accounts are expected to reprice 100.00% within the first year.

Using these classifications, fixed-rate mortgage loans and mortgage-backed securities are assumed to prepay annually as follows:


     Weighted Average                   Prepayment
      Interest Rate                     Assumption
     ----------------                   ----------

     Less than 7.00%                       11.00%
      7.00 to 7.99%                        18.00
      8.00 to 8.99%                        28.00
      9.00% and over                       34.00

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


                                                                       Maturing or Repricing
                                             ----------------------------------------------------------------------
                                                  Within      Over 1-3       Over 3-5           Over
                                                One Year         Years          Years        5 Years          Total
                                             ----------------------------------------------------------------------
                                                                      (Dollars in Thousands)

Interest-earning assets:

Real estate loans (including
   mortgage-backed securities)                $ 136,281     $  79,981         $32,864        $27,005       $276,131
Consumer loans                                   95,170        33,109          27,539            409        156,227
Commercial business and agriculture loans        42,337         6,089           7,113          1,857         57,396
Investment securities and other                  20,665        25,492           9,108            464         55,729
                                              ---------     ---------         -------        -------       --------
Total interest-earning assets                 $ 294,453     $ 144,671         $76,624        $29,735       $545,483
                                              ---------     ---------         -------        -------       --------
                                              ---------     ---------         -------        -------       --------

Interest-bearing liabilities:

Transaction accounts                          $ 101,930     $    ----         $  ----        $  ----       $101,930
Savings accounts                                 61,266          ----            ----           ----         61,266
Certificates of deposit                         171,824       103,751           7,575             78        283,228
Other borrowings                                    340           524            ----           ----            864
FHLB advances                                    27,000        10,000          11,666          1,445         50,111
                                              ---------     ---------         -------        -------       --------

Total interest-bearing liabilities            $ 362,360     $ 114,275         $19,241        $ 1,523       $497,399
                                              ---------     ---------         -------        -------       --------

Interest-earning assets less
interest-bearing liabilities                  $(67,907)     $  30,396         $57,383        $28,212       $ 48,084
                                              ---------     ---------         -------        -------       --------

Cumulative interest rate sensitivity gap      $(67,907)     $(37,511)         $19,872        $48,084
                                              ---------     ---------         -------        -------

Cumulative gap as a percent of
interest-earning assets                         (12.45)%       (6.88)%           3.64%          8.81%
                                              ---------     ---------         -------        -------

Cumulative gap as a percent of total assets     (11.89)%       (6.57)%           3.48%          8.42%
                                              ---------     ---------         -------        -------

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Pages 6 through 8 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Interest Rate Risk Management

     The Company 's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that Interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

     In an attempt to manage its exposure to change in interest rates, management monitors the Company's interest rate risk. Since 1991, management's asset-liability committee has met monthly to review the Company's interest rate risk position and profitability, and to recommend adjustments for consideration by the Board of Directors. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board 's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

     In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term Interest rates.

     Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the lives of its interest-earning assets. The Company's recent purchases of mortgage-backed securities and securities available for sale have had either short or medium terms to maturity or adjustable interest rates. At June 30, 1998, the Company had securities available for sale of $39.6 million with contractual maturities of five years or less and adjustable rate mortgage-backed securities of $16.0 million. Mortgage-backed securities amortize and experience prepayments of principal; the Company has received average cash flows from principal paydowns, maturities, sales and calls of securities of $50.2 million annually over the past three fiscal years. The Company also controls interest rate risk reduction by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 1998, the Company had $61.3 million of regular savings accounts, $43.9 million of money market accounts and $58.1 million of NOW and demand accounts, representing 36.6% of total depositor accounts.

     One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following table sets forth, at June 30, 1998, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 400 basis points, measured in 100 basis point increments).


                                        Estimated Increase
                                        (Decrease) in NPV
                                        ------------------
       Change in        Estimated
     Interest Rates    NPV Amount        Amount        Percent
     --------------    ----------        ------        -------

     Basis Points             (Dollars in thousands)

          +400          $53,167         $(8,431)       (14)%
          +300           56,299          (5,300)        (9)
          +200           58,959          (2,640)        (4)
          +100           60,826            (773)        (1)
           ---           61,599             ---        ---
          -100           62,783           1,184          2
          -200           63,789           2,191          4
          -300           66,326           4,727          8
          -400           69,809           8,211         13

     Certain assumptions utilized by the OTS in assessing the interest rate risk of thrift institutions were employed in preparing data for the Bank included in the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. In addition, a change in U. S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company as of June 30, 1998, and 1997 together with the Independent Auditor's Report are included in this Form 10-K on the pages indicated below.

                                  HF FINANCIAL CORP.
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents
                                    --------


     --------------------------------------------------------------------------------
     INDEPENDENT AUDITOR'S REPORT. . . . . . . . . . . . . . . . . . . . . . . . . 70

     --------------------------------------------------------------------------------

     CONSOLIDATED FINANCIAL STATEMENTS

     Statements of financial condition . . . . . . . . . . . . . . . . . . . . .71-72

     Statements of income. . . . . . . . . . . . . . . . . . . . . . . . . . . .73-74

     Statements of stockholders' equity. . . . . . . . . . . . . . . . . . . . . . 75
     Statements of cash flows. . . . . . . . . . . . . . . . . . . . . . . . . .76-78
     Notes to consolidated financial statements. . . . . . . . . . . . . . . . 79-109




                            INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.




                                             /s/ McGladrey & Pullen, LLP

                                             McGLADREY & PULLEN, LLP


Sioux Falls, South Dakota
August 13, 1998

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1998 AND 1997
(DOLLARS IN THOUSANDS)


ASSETS                                                          1998           1997
--------------------------------------------------------------------------------------
Cash and cash equivalents                                    $  25,458      $  17,957
Securities available for sale (Note 2)                          44,232         46,940
Mortgage-backed securities available for sale (Note 2)          39,647         30,340
Loans receivable (Notes 3 and 8)                               426,522        440,019
Loans held for sale (Note 3)                                     9,616          3,483
Accrued interest receivable (Note 5)                             4,338          4,136
Foreclosed real estate and other properties                        229            593
Office properties and equipment, at cost, net of
  accumulated depreciation (Note 6)                             14,317         15,070
Prepaid expenses and other assets                                1,999            870
Mortgage servicing rights (Note 4)                               1,423          1,134
Deferred income taxes (Note 9)                                   3,198          1,569
Intangible assets                                                   -               3
                                                             -------------------------











                                                             $ 570,979      $ 562,114
                                                             -------------------------
                                                             -------------------------

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                 1998           1997
-------------------------------------------------------------------------------------------
Liabilities
   Deposits (Note 7)                                              $ 446,424      $ 418,186
   Advances from Federal Home Loan Bank and other
      borrowings (Note 8)                                            50,635         74,743
   Advances by borrowers for taxes and insurance                      4,792          4,074
   Accrued interest payable                                           5,898          6,560
   Other liabilities                                                  6,629          5,577
                                                                  -------------------------
          TOTAL LIABILITIES                                         514,378        509,140
                                                                  -------------------------

Commitments and Contingencies (Note 18)

Stockholders' Equity (Notes 9, 10, 11, 12, 15 and 16)
   Preferred stock, $.01 par value, 500,000 shares
      authorized, none outstanding                                      -               -
   Series A Junior Participating Preferred Stock, $1.00 stated
      value, 50,000 shares authorized, none outstanding                 -               -
   Common stock, $.01 par value, 5,000,000 shares
      authorized, 4,730,276 and 4,701,795
      shares outstanding at June 30, 1998 and 1997                       47             31
   Additional paid-in capital                                        14,863         14,695
   Retained earnings, substantially restricted                       46,561         41,336
   Unearned compensation                                               (340)          (453)
   Net unrealized loss on securities available for sale                  (9)          (222)
   Less cost of treasury stock, 1998 334,222 shares,
      1997 222,472 shares                                            (4,521)        (2,413)
                                                                  -------------------------
                                                                     56,601         52,974
                                                                  -------------------------
                                                                  $ 570,979      $ 562,114
                                                                  -------------------------
                                                                  -------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     1998           1997           1996
----------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans receivable                                               $  40,154      $  38,596      $  35,628
   Mortgage-backed securities                                         2,023          2,668          4,918
   Investment securities and
      interest-bearing deposits                                       4,024          2,748          2,919
                                                                  ----------------------------------------
                                                                     46,201         44,012         43,465
                                                                  ----------------------------------------

Interest expense:
   Deposits                                                          21,731         20,389         20,715
   Advances from Federal Home Loan Bank
      and other borrowings                                            3,718          4,443          5,046
                                                                  ----------------------------------------
                                                                     25,449         24,832         25,761
                                                                  ----------------------------------------
          NET INTEREST INCOME                                        20,752         19,180         17,704
Provision for losses on loans                                         4,689            693            590
                                                                  ----------------------------------------
          NET INTEREST INCOME AFTER
             PROVISION FOR LOSSES ON LOANS                           16,063         18,487         17,114
                                                                  ----------------------------------------

Noninterest income:
   Loan servicing income                                              1,187          1,150            689
   Loan fees and service charges                                      1,184            946            791
   Fees on deposits                                                   2,190          1,633          1,188
   Commission and insurance income                                      749            699            780
   Appraisal and inspection fees                                        369            461            576
   Gain on sale of loans                                              1,085            352            835
   Gain on sale of securities, net                                      226            150            500
   Trust income                                                         201            112             70
   Credit card fee income                                             6,163            613             -
   Other                                                                277            356            219
                                                                  ----------------------------------------
                                                                     13,631          6,472          5,648
                                                                  ----------------------------------------


See Notes to Consolidated Financial Statements.

                                                                     1998           1997           1996
----------------------------------------------------------------------------------------------------------
Noninterest expense:
   Compensation and employee benefits                             $  10,152      $   9,658      $   8,824
   Occupancy and equipment                                            2,701          2,705          2,502
   Federal insurance premiums (Note 7)                                  278          3,199            931
   Advertising                                                          650            398            531
   Credit card processing expense                                     2,827            465             -
   Other general and administrative expenses                          3,069          2,923          2,536
   (Gains) losses and provision for losses and
      expenses on foreclosed real estate and
      other properties, net                                             303            206           (205)
   Reduction in cost of intangible assets                                 3            149             28
                                                                  ----------------------------------------
                                                                     19,983         19,703         15,147
                                                                  ----------------------------------------
          INCOME BEFORE INCOME TAXES                                  9,711          5,256          7,615
Income tax expense (Note 9)                                           3,238          1,582          2,893
                                                                  ----------------------------------------
          Net income                                              $   6,473      $   3,674      $   4,722
                                                                  ----------------------------------------
                                                                  ----------------------------------------

Earnings per share (Note 12):
   Basic                                                          $    1.46      $    0.81      $    1.03
   Diluted                                                        $    1.42      $    0.79      $    1.00


HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          1998           1997           1996
---------------------------------------------------------------------------------------------------------------
Common stock:
   Balance at beginning of year                                        $      31      $      31      $      15
   Exercise of stock options (Note 16)                                        -              -              -
   Stock split in the form of a stock dividend (Note 12)                      16             -              16
                                                                       ----------------------------------------
   Balance at end of year                                              $      47      $      31      $      31
                                                                       ----------------------------------------
                                                                       ----------------------------------------

Additional paid-in capital:
   Balance at beginning of year                                        $  14,695      $  14,480      $  14,209
   Additional paid-in capital from exercise of stock options (Note 16)       184            215            287
   Stock split in the form of a stock dividend (Note 12)                     (16)            -             (16)
                                                                       ----------------------------------------
   Balance at end of year                                              $  14,863      $  14,695      $  14,480
                                                                       ----------------------------------------
                                                                       ----------------------------------------

Retained earnings:
   Balance at beginning of year                                        $  41,336      $  38,745      $  35,034
   Net income                                                              6,473          3,674          4,722
   Cash dividends paid ($.28, $.24 and $.22 per share
     in 1998, 1997 and 1996, respectively) (Note 12)                      (1,248)        (1,083)        (1,011)
                                                                       ----------------------------------------
   Balance at end of year                                              $  46,561      $  41,336      $  38,745
                                                                       ----------------------------------------
                                                                       ----------------------------------------

Unearned compensation:
   Balance at beginning of year                                        $    (453)     $    (569)     $    (719)
   Amortization of unearned compensation (Note 15)                           113            116            150
                                                                       ----------------------------------------
   Balance at end of year                                              $    (340)     $    (453)     $    (569)
                                                                       ----------------------------------------
                                                                       ----------------------------------------

Net unrealized loss on securities available for sale:
   Balance at beginning of year                                        $    (222)     $    (622)     $    (185)
   Change in unrealized loss during the year, net of related
     deferred taxes                                                          213            400           (437)
                                                                       ----------------------------------------
   Balance at end of year                                              $      (9)     $    (222)     $    (622)
                                                                       ----------------------------------------
                                                                       ----------------------------------------

Treasury stock:
   Balance at beginning of year                                        $  (2,413)     $    (802)     $      -
   Purchase of treasury stock (Note 11)                                   (2,108)        (1,611)          (802)
                                                                       ----------------------------------------
   Balance at end of year                                              $  (4,521)     $  (2,413)     $    (802)
                                                                       ----------------------------------------
                                                                       ----------------------------------------


See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)


                                                                     1998           1997           1996
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                     $   6,473      $   3,674      $   4,722
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for losses on loans                                   4,689            693            590
      Depreciation                                                    1,653          1,378            721
      Amortization of premiums and discounts, net:
        Securities available for sale                                   (25)            68            218
        Mortgage-backed securities available for sale                    37             41             10
      Reduction in cost of intangible assets                              3            149             28
      Reduction in mortgage servicing rights                            216            139            360
      Amortization of unearned compensation                             113            116            150
      FHLB stock dividends                                               -              -            (102)
      Increase in deferred loan fees                                    166            282            570
      Loans originated for resale                                   (89,777)       (45,553)       (47,675)
   Proceeds from the sale of loans                                   90,862         45,905         48,510
   (Gain) on sale of loans                                           (1,085)          (352)          (835)
   Mortgage servicing rights capitalized (Note 4)                      (224)          (200)            -
   (Gain) on sale of securities, net                                   (226)          (150)          (500)
   (Gains) losses and provision for losses on sales of
      foreclosed real estate and other properties, net                  194             53           (345)
   (Gain) loss on disposal of office properties and
      equipment, net                                                     (7)            22             (1)
   Change in other assets and liabilities (Note 19)                  (2,659)         1,659          1,886
                                                                  ----------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                   10,403          7,924          8,307
                                                                  ----------------------------------------


See Notes to Consolidated Financial Statements.


                                                                          1998           1997           1996
---------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Loans purchased                                                     $ (21,510)     $ (13,813)     $ (23,886)
   Loans made to customers                                              (151,913)      (149,718)      (124,090)
   Principal collected on loans                                          158,563        130,717         81,308
   Sale of participation interests in loans                               16,620          7,697          7,375
   Mortgage-backed securities available for sale:
      Sales                                                                  477         12,184         20,978
      Purchases                                                          (16,573)            -         (20,162)
      Repayments                                                           6,939         17,234         23,050
   Securities available for sale:
      Sales and maturities                                                55,934         15,056         32,257
      Purchases                                                          (52,860)       (20,446)       (11,355)
   Securities held to maturity:
      Maturities                                                              -              -              30
   Proceeds from sale of office properties and equipment                      55            709              2
   Purchase of office properties and equipment                              (948)        (2,133)        (2,827)
   Purchase of mortgage servicing rights                                    (281)          (135)           (95)
   Proceeds from sale of foreclosed real estate
      and other properties, net                                              919            645          2,176
                                                                       ----------------------------------------
         NET CASH (USED IN) INVESTING ACTIVITIES                          (4,578)        (2,003)       (15,239)
                                                                       ----------------------------------------

Cash Flows From Financing Activities
   Net increase (decrease) in demand deposit, NOW,
      savings accounts and certificates of deposit                        28,238         20,020         (2,509)
   Proceeds of advances from Federal Home Loan
      Bank and other borrowings                                           29,000         34,000         90,582
   Payments on advances from Federal Home Loan
      Bank and other borrowings                                          (53,108)       (49,380)       (74,154)
   Increase (decrease) in advances by borrowers for taxes
      and insurance                                                          718           (593)           199
   Payment on other liabilities for purchase of property
      and equipment                                                           -            (677)            -
   Purchase of treasury stock                                             (2,108)        (1,611)          (802)
   Proceeds from issuance of common stock                                    184            215            287
   Cash dividends paid                                                    (1,248)        (1,083)        (1,011)
                                                                       ----------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,676            891         12,592
                                                                       ----------------------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

YEARS ENDED JUNE 30, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)


                                                                          1998           1997           1996
---------------------------------------------------------------------------------------------------------------

         INCREASE IN CASH AND CASH EQUIVALENTS                         $   7,501      $   6,812      $   5,660

Cash and Cash Equivalents
   Beginning                                                              17,957         11,145          5,485
                                                                       ----------------------------------------
   Ending                                                              $  25,458      $  17,957      $  11,145
                                                                       ----------------------------------------
                                                                       ----------------------------------------
Supplemental Disclosures of Cash Flows Information
   Cash payments for:
      Interest                                                         $  26,111      $  24,125      $  24,331
      Income and franchise taxes, net                                      4,376          1,576          1,839

Supplemental Schedule of Noncash Investing and Financing Activities
   Property and equipment additions included in other liabilities             -              -             677
   Foreclosed real estate and other properties acquired in
      settlement of loans                                                    749          1,295          2,878
   Loans made in connection with the sale of foreclosed real
      estate and other properties                                             30             41             54
   Transfer of securities classified as held to maturity to
      securities available for sale                                           -              -         100,667
   Stock split in the form of a stock dividend                                16             -              16
   Change in unrealized loss on securities available for sale                302            604           (631)
   Deferred income taxes related to change in unrealized loss
      on securities available for sale                                       (89)          (204)           194



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

The Company ceased operations of HomeFirst Mortgage Corp. during the first quarter of 1998, with no material affect on the consolidated financial statements.

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

CASH AND CASH EQUIVALENTS: For purposes of reporting the statements of cash flows, the Company includes as cash equivalents all cash accounts, which are not subject to withdrawal restrictions or penalties and time deposits with original maturities of 90 days or less. The Company had $12,000 of cash equivalents at June 30, 1998 and $6,000 at June 30, 1997.

TRUST ASSETS: Assets of the trust department, other than trust cash on deposit at the Bank, are not included in these financial statements because they are not assets of the Bank.

SECURITIES: Management determines the appropriate classification of securities at the date individual securities are acquired and evaluates the appropriateness of such classifications at each balance sheet date.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SECURITIES (CONTINUED): Securities held to maturity are those debt securities that the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost. Securities available for sale are those debt or equity securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at market value and unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect.

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

LOANS RECEIVABLE (CONTINUED): The Company includes all loans considered impaired in its evaluation of the adequacy of the allowance for loan losses. A loan is impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans was not material at June 30, 1998 and 1997.

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

LOAN ORIGINATION FEES AND RELATED DISCOUNTS: Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for prepayments. Annual credit card fees net of loan origination costs are deferred and amortized over the one year privilege period. Commitment fees and costs relating to commitments, the likelihood of exercise of which is remote, are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

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

OFFICE PROPERTIES AND EQUIPMENT: Land is carried at cost. All other office properties and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and improvements and leasehold improvements are depreciated primarily on the straight-line method over the estimated useful lives of the assets which is five to fifty years. Furniture, fixtures, equipment and automobile are depreciated using both the straight-line and declining balance methods over the estimated useful lives of the assets which is three to twelve years.

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

STOCK-BASED COMPENSATION: In fiscal year 1997, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation". The Statement established standards for accounting for stock-based compensation, but also allows companies to continue to account for stock-based compensation under the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and make certain additional disclosures in the notes to the financial statements. The Company continues to account for stock-based compensation in accordance with APB Opinion No. 25.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     CASH AND CASH EQUIVALENTS: The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate their fair values.

     SECURITIES: Fair values for investment securities are based on quoted market prices, except for stock in the Federal Home Loan Bank for which fair value is assumed to equal cost.

     LOANS: Approximately 52% and 51% of loans at June 30, 1998 and 1997, respectively, are variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values on these loans are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality or from quoted market prices of similar loans sold, adjusted for differences in loan characteristics.

     ACCRUED INTEREST RECEIVABLE: The carrying value of accrued interest receivable approximates its fair value.

     OFF-STATEMENT-OF-FINANCIAL-CONDITION INSTRUMENTS: Fair values for the Company's off-statement-of- financial-condition instruments (unused lines of credit and letters of credit), which are based upon fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and counterparties' credit standing, are not significant.

     DEPOSITS: The fair values for deposits with no defined maturities equal their carrying amounts which represent the amount payable on demand. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificates of deposit.

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

NOTE 2.   INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities at June 30, 1998, all of which are classified as available for sale according to management's intent, are as follows:

                                                               Gross          Gross
                                              Amortized     Unrealized     Unrealized
                                                 Cost          Gains         (Losses)     Fair Value
                                              ------------------------------------------------------
Debt securities:
  U.S. Treasury issues                        $   2,994     $       24     $        -     $    3,018
  U.S. government agencies
    and corporations                             24,492             46            (37)        24,501
  Federal Home Loan Bank                         11,997              4            (29)        11,972
  Municipal bonds                                   540             34             (1)           573
                                              ------------------------------------------------------
                                                 40,023            108            (67)        40,064
                                              ------------------------------------------------------

Equity securities:
  FHLMC preferred stock                             500              3              -            503
  Stock in Federal Home Loan
    Bank of Des Moines                            3,657              -              -          3,657
  FNMA common stock                                   8              -              -              8
                                              ------------------------------------------------------
                                                  4,165              3              -          4,168
                                              ------------------------------------------------------

Mortgage-backed securities:
  GNMA                                              102              8              -            110
  REMIC                                           9,296              -           (225)         9,071
  FHLMC                                          10,022             65            (19)        10,068
  Resolution Trust Corporation                      733              -             (3)           730
  FNMA                                           15,112            163            (27)        15,248
  Other triple A rated mortgage-backed
    securities                                    4,438              3            (21)         4,420
                                              ------------------------------------------------------
                                                 39,703            239           (295)        39,647
                                              ------------------------------------------------------
                                              $  83,891     $      350     $     (362)    $   83,879
                                              ------------------------------------------------------
                                              ------------------------------------------------------

The amortized cost and fair values of debt securities as of June 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                          Amortized      Fair
                                                             Cost        Value
                                                          ---------------------
Due in one year or less                                   $   1,998  $    2,000

Due after one year through five years                        37,595      37,600

Due after five years through ten years                           45          45

Due after ten years                                             385         419
                                                          ---------------------

                                                             40,023      40,064

Mortgage-backed securities                                   39,703      39,647
                                                          ---------------------

                                                          $  79,726  $   79,711
                                                          ---------------------
                                                          ---------------------


Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities. The Bank, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank. No ready market exists for the Bank stock, and it has no quoted market value. For disclosure purposes, such stock is assumed to have a fair value which is equal to cost.

Proceeds from the sale of securities available for sale were $6,959, $56 and $12,644 and resulted in a net gain of $215, $8 and $140 in fiscal years 1998, 1997 and 1996, respectively.

Proceeds from the sale of mortgage-backed securities available for sale were $477, $12,184 and $18,161 and resulted in a net gain of $11, $142 and $302 in fiscal years 1998, 1997 and 1996, respectively. In fiscal year 1996, the Bank sold held to maturity mortgage-backed securities resulting in proceeds of $2,817 and a net gain of $58. In connection therewith, all remaining securities classified as held to maturity securities with an amortized cost of $100,667 and a net unrealized loss of $193 were transferred to the available for sale classification in fiscal year 1996 to comply with the provisions of FASB Statement No. 115.

At June 30, 1998 and 1997, securities with a fair value of $64,596 and $35,526, respectively, were pledged as collateral for public deposits and other purposes.

The amortized cost and fair values of investments in securities at June 30, 1997, all of which are classified as available for sale according to management's intent, are as follows:

                                                               Gross          Gross
                                              Amortized     Unrealized     Unrealized
                                                 Cost          Gains         (Losses)     Fair Value
                                              ------------------------------------------------------
Debt securities:
  U.S. Treasury issues                        $   7,019     $        9     $      (10)    $    7,018
  U.S. government agencies
    and corporations                             21,428             10           (102)        21,336
  Federal Home Loan Bank                         11,999              -            (49)        11,950
  Municipal bond                                    385             18              -            403
                                              ------------------------------------------------------
                                                 40,831             37           (161)        40,707
                                              ------------------------------------------------------

Equity securities:
  FHLMC preferred stock                             500              5              -            505
  Stock in Federal Home Loan
    Bank of Des Moines                            5,222              -              -          5,222
  Common stock:
    FNMA                                              8              -              -              8
    Other                                           462             36              -            498
                                              ------------------------------------------------------
                                                  6,192             41              -          6,233
                                              ------------------------------------------------------

Mortgage-backed securities:
  GNMA                                              140             11              -            151
  REMIC                                          10,061              -           (478)         9,583
  FHLMC                                           6,565            155            (29)         6,691
  Resolution Trust Corporation                      989             11              -          1,000
  FNMA                                            6,976            173             (4)         7,145
  FNMA REMIC                                        250              -             (1)           249
  Other triple A rated mortgage-backed
    securities                                    5,590              -            (69)         5,521
                                              ------------------------------------------------------
                                                 30,571            350           (581)        30,340
                                              ------------------------------------------------------
                                              $  77,594     $      428     $     (742)    $   77,280
                                              ------------------------------------------------------
                                              ------------------------------------------------------

NOTE 3.   LOANS RECEIVABLE AND LOANS HELD FOR SALE

Loans receivable at June 30, 1998 and 1997 consist of the following:

                                                                     1998                1997
                                                                  -----------------------------
Loans secured by real estate:
  Residential:
    One-to-four family                                            $ 121,446           $ 162,090
    Multi-family                                                     54,560              59,971
  Commercial                                                         38,002              34,252
  Construction and development                                       12,804               5,315
Consumer and other loans:
  Automobile                                                         66,044              66,483
  Junior liens on mortgages                                          41,599              38,736
  Commercial business                                                41,068              27,534
  Agriculture                                                        16,327               8,261
  Credit card                                                        12,335               2,310
  Mobile home                                                        11,152              15,571
  Education                                                           6,986               6,409
  Loans on savings accounts                                           2,167               2,299
  Other loans                                                        15,944              20,934
                                                                  -----------------------------
                                                                    440,434             450,165

Less:
  Undisbursed portion of loans in process                             5,199               4,272
  Deferred loan fees and unearned discounts and premiums, net         1,514               1,348
  Allowance for loan losses                                           7,199               4,526
                                                                  -----------------------------
                                                                  $ 426,522           $ 440,019
                                                                  -----------------------------
                                                                  -----------------------------


Loans held for sale totaling $9,616 and $3,483 at June 30, 1998 and 1997, respectively, consist of one-to-four family fixed-rate loans.

Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                       1998           1997           1996
                                                    --------------------------------------
Balance, beginning                                  $  4,526       $  4,129       $  4,039
  Provision charged to income                          4,689            693            590
  Charge-offs                                         (2,423)        (1,121)          (850)
  Recoveries                                             407            825            350
                                                    --------------------------------------
Balance, ending                                     $  7,199       $  4,526       $  4,129
                                                    --------------------------------------
                                                    --------------------------------------


Nonaccrual loans for which interest has been reduced totaled approximately $2,251, $1,252 and $2,063 at June 30, 1998, 1997 and 1996, respectively.
Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended June 30 are summarized below:

                                                       1998           1997           1996
                                                      ------------------------------------
Interest income that would
  have been recorded                                  $  479         $  266         $  457
Interest income recognized                              (250)           (88)          (379)
                                                      ------------------------------------
Interest income foregone                              $  229         $  178         $   78
                                                      ------------------------------------
                                                      ------------------------------------

NOTE 4.   LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $364,288 and $322,058 at June 30, 1998 and 1997, respectively.

Custodial balances maintained in connection with the foregoing loan servicing, and included in deposits and advances by borrowers for taxes and insurance, were approximately $2,231 and $1,848 at June 30, 1998 and 1997, respectively.

Mortgage servicing rights in the amount of $224 and $200 were capitalized during the years ended June 30, 1998 and 1997, respectively. The fair values of capitalized mortgage servicing rights were $298 and $174 at June 30, 1998 and 1997, respectively. The fair values of the mortgage servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 15.0% for both periods. The Company recognized expense for amortization of the cost of mortgage servicing rights in the amount of $96 and $19 for the years ended June 30, 1998 and 1997, respectively.

No valuation allowances were provided for mortgage servicing rights capitalized during the years ended June 30, 1998 and 1997.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 5.   ACCRUED INTEREST RECEIVABLE

The following is a summary of accrued interest receivable at June 30, 1998 and 1997 by asset type:

                                                             1998        1997
                                                      --------------------------
  Loans receivable and loans held for sale             $     3,414  $     3,215
  Securities available for sale                                713          737
  Mortgage-backed securities available for sale                211          184
                                                      --------------------------
                                                       $     4,338  $     4,136
                                                      --------------------------
                                                      --------------------------

Dividends receivable on investments are included with accrued interest receivable.


NOTE 6.   OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at June 30, 1998 and 1997 consist of the following:

                                                             1998        1997
                                                      --------------------------
  Land                                                 $     1,920  $     1,852
  Buildings and improvements                                15,189       14,836
  Leasehold improvements                                       303          303
  Furniture, fixtures, equipment and automobile              8,241        7,929
                                                      --------------------------
                                                            25,653       24,920
  Less accumulated depreciation and amortization           (11,336)      (9,850)
                                                      --------------------------
                                                       $    14,317  $    15,070
                                                      --------------------------
                                                      --------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 7.   DEPOSITS

Deposits at June 30, 1998 and 1997 consist of the following:


                                                             1998        1997
                                                      --------------------------
  Savings accounts                                     $   61,266   $    28,968
  NOW accounts                                             24,659        24,614
  Noninterest bearing accounts                             33,403        20,973
  Money market accounts                                    43,868        34,421
  Certificates                                            283,228       309,210
                                                      --------------------------
                                                       $  446,424   $   418,186
                                                      --------------------------
                                                      --------------------------

Scheduled maturities of savings certificates are as follows:

Maturing in fiscal year:
--------------------------------------------------------------------------------
  1999                                                              $   171,824
  2000                                                                   93,109
  2001                                                                   10,642
  2002                                                                    4,835
  2003                                                                    2,740
  Thereafter                                                                 78
                                                                   -------------
                                                                    $   283,228
                                                                   -------------
                                                                   -------------

Eligible savings accounts are insured up to $100 by the Savings Association Insurance Fund (SAIF) under management of the Federal Deposit Insurance Corporation (FDIC). The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $51,612 and $66,742 at June 30, 1998 and 1997, respectively. Deposits at June 30, 1998 and 1997 include $38,250 and $4,113, respectively, of deposits from one local governmental entity, the majority of which are demand accounts.

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

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 8.   ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Maturities of advances from the Federal Home Loan Bank of Des Moines at June 30, 1998 and 1997 are as follows:

                                                             1998        1997
                                                      --------------------------
Fixed-rate advances (with rates ranging from
4.5% to 6.6%):
  Due in one year or less                              $    23,000  $    33,000
  Due after one through two years                           10,000       16,000
  Due after two years through five years                    11,666        6,000
  Due after five years                                       1,445        2,224
                                                      --------------------------
    Total fixed-rate advances                               46,111       57,224
                                                      --------------------------
Variable-rate advances (with rates ranging from
5.6% to 5.7%):
  Due in one year or less                                    4,000       12,995
  Due after one year through two years                          -         4,000
                                                      --------------------------
    Total variable-rate advances                             4,000       16,995
                                                      --------------------------
                                                       $    50,111  $    74,219
                                                      --------------------------
                                                      --------------------------


Aggregate maturities of advances are as follows: 1999 $27,000; 2000 $10,000; 2001 $0; 2002 $1,000; 2003 $10,666; and thereafter $1,445.

The Bank also has a $10,000 variable rate open line of credit with the Federal Home Loan Bank of Des Moines which expires December 31, 1998. There were no advances outstanding on this line of credit at June 30, 1998.

Advances, including amounts advanced on the open line of credit, are secured by stock in the Federal Home Loan Bank of Des Moines and first mortgage loans with balances exceeding 130% of the amount of the advances.

Other borrowings consist of a note payable to the South Dakota Housing Development Authority (SDHDA) which had balance of $524 at June 30, 1998 and 1997. The SDHDA loaned $600 to the Bank at 0% interest rate per annum. The funds are to be used by the Bank to originate $600 in qualified home improvement loans. The note is due on August 31, 2000.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 9.   INCOME TAX MATTERS

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis. In fiscal years prior to the 1997 fiscal year, the Bank was allowed a special bad debt deduction based on 8 percent of taxable income, or on specified experience formulas. The Bank used the percentage of taxable income method in 1996. Effective for fiscal year 1997, federal income tax laws changed to eliminate the percentage of taxable income and experience formulas for the Bank and only allow bad debt deductions based on actual charge-offs. The Bank is required to recapture into income the excess of its June 30, 1996 loan loss reserves for "qualifying" and "nonqualifying" loans over its June 30, 1988 loan loss reserves for "qualifying" and "nonqualifying" loans. This excess, which was $720 at June 30, 1998, is required to be recaptured ratably over a six year period. The onset of recapture was delayed in fiscal years 1998 and 1997 since the Bank met a residential loan origination requirement which allowed for a two year delay in recapture. At June 30, 1998, the Bank's recorded deferred tax liability of $245 provides for the recapture of the loan loss reserves and is netted against the deferred tax asset.


The consolidated provision for income taxes consists of the following for the years ended June 30:

                                               1998         1997         1996
                                         ---------------------------------------
Current:
  Federal                                 $     4,424  $     1,577  $     2,134
  State                                           532          226          379
Deferred:
  Federal (benefit)                            (1,718)        (221)         380
                                         ---------------------------------------
                                          $     3,238  $     1,582  $     2,893
                                         ---------------------------------------
                                         ---------------------------------------


Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in the tax expense are as follows:

                                               1998         1997         1996
                                         ---------------------------------------
Computed "expected" tax expense           $     3,399  $     1,840  $     2,665
Increase (decrease) in income taxes
  resulting from:
    Tax exempt interest income                    (55)         (58)         (67)
    Stock compensation deductible for tax         (32)        (155)         (33)
    State taxes, net of federal benefit           346          149          250
    Benefit of income taxed at lower rates       (100)         (53)         (76)
    Other, net                                   (320)        (141)         154
                                         ---------------------------------------
                                          $     3,238  $     1,582  $     2,893
                                         ---------------------------------------
                                         ---------------------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 9.   INCOME TAX MATTERS (CONTINUED)

The components of the net deferred tax asset as of June 30, 1998 and 1997 are as follows:

                                                             1998        1997
                                                      --------------------------
Deferred tax assets:
  Allowance for loan losses                             $    2,326  $     1,294
  Deferred loan fees                                           260          323
  Deferred credit card fees                                    881          193
  Discounts on loans from acquired associations                147          193
  Accrued expenses                                             171          111
  Net unrealized loss on securities available for sale           3           92
  Other                                                         28           27
                                                      --------------------------
                                                             3,816        2,233

  Less valuation allowance                                    (239)        (239)
                                                      --------------------------
                                                             3,577        1,994
                                                      --------------------------
Deferred tax liabilities:
  FHLB stock dividends                                         148          234
  Office properties and equipment                              226          185
  Other                                                          5            6
                                                      --------------------------
                                                               379          425
                                                      --------------------------
                                                        $    3,198  $     1,569
                                                      --------------------------
                                                      --------------------------


Retained earnings at June 30, 1998 and 1997, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts for financial statement purposes was approximately $1,634 at June 30, 1998 and 1997.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 10.  REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 1998, the most recent examination by the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table summarizes the Bank's compliance with its regulatory capital requirements at June 30, 1998:

                             Bank's Capital    Required Capital   Excess Capital

                            ----------------------------------------------------
                             Amount  Percent   Amount  Percent   Amount  Percent
                            ----------------------------------------------------
As of June 30, 1998:
  Tier I (core) capital     $ 44,201   7.75%  $ 17,113   3.00%  $ 27,088   4.75%
  Total risk-based capital    49,036  12.76     30,754   8.00     18,282   4.76

As of June 30, 1997:
  Tier I (core) capital       42,495   7.57     16,832   3.00     25,663   4.57
  Total risk-based capital    47,021  12.87     29,224   8.00     17,797   4.87

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 11.  STOCKHOLDERS' EQUITY AND DIVIDENDS RESTRICTIONS

In April 1996, the Company initiated a stock buy back program. A total of 207,472 shares of common stock were purchased pursuant to this program. In April 1997, the Company initiated another stock buy back program. A total of 111,750 shares of common stock were purchased pursuant to this program. In April 1998, the Company initiated a third stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1998 through April 30, 1999. A total of 15,000 shares of common stock were purchased pursuant to this program through June 30, 1998.

During 1996, the Company approved the creation of 50,000 shares of Preferred Stock, designated as "Series A Junior Participating Preferred Stock" with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance.

During 1996, the Company also declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock of the Company. The dividend was paid on November 13, 1996 to the stockholders of record on such date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $65 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The Rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The Rights expire on October 22, 2006, which date may be extended subject to certain additional conditions.

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992 who continue to maintain deposits at the Bank after its conversion from a Federal mutual savings and loan association to a Federal stock savings bank pursuant to its Plan of Conversion (Plan) adopted August 21, 1991, or (ii) the Bank's regulatory capital requirements. As a "Tier 1" institution (an institution with capital in excess of its capital requirements, both immediately before the proposed capital distribution and after giving effect to such distribution), the Bank may make capital distributions without the prior consent of the Office of Thrift Supervision (OTS) in any calendar year. The capital distribution is equal to the greater of 100% of net income for the year to date plus 50% of the amount by which the lesser of the institution's tangible, core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period. On July 22, 1998, the Bank mailed written notification to the OTS of its intention to pay $1,223 in dividends to the Company.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 12.  EARNINGS PER SHARE

Earnings (loss) per share are calculated in accordance with the provisions of FASB Statement No. 128, "Earnings Per Share", which was effective for fiscal year 1998. This Statement establishes standards for computing and presenting earnings (loss) per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of an income statement for all entities with complex capital structures. All prior years' EPS data in this report have been recalculated to reflect the provisions of Statement No. 128.


A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share for the fiscal years ended June 30, 1998, 1997 and 1996 follow.

                                                                         Per
                                                Net        Shares       Share
                                              Income                   Amount
                                           -------------------------------------
1998:
  Basic EPS                                 $     6,473   4,447,543  $     1.46
  Effect of dilutive securities:
  Exercise of stock options                          -      120,197        0.04
                                           -------------------------------------
  Diluted EPS                               $     6,473   4,567,740  $     1.42
                                           -------------------------------------
                                           -------------------------------------

1997:
  Basic EPS                                 $     3,674   4,537,319  $     0.81
  Effect of dilutive securities:
  Exercise of stock options                          -       94,591        0.02
                                           -------------------------------------
  Diluted EPS                               $     3,674   4,631,910  $     0.79
                                           -------------------------------------
                                           -------------------------------------

1996:
  Basic EPS                                 $     4,722   4,587,672  $     1.03
  Effect of dilutive securities:
  Exercise of stock options                          -      141,306        0.03
                                           -------------------------------------
  Diluted EPS                               $     4,722   4,728,978  $     1.00
                                           -------------------------------------
                                           -------------------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 12.  EARNINGS PER SHARE (CONTINUED)

On April 24, 1998, the Company declared a three-for-two stock split in the form of a stock dividend of one-half share of common stock for each one share outstanding, payable to shareholders of record on May 8, 1998. All data related to common shares has been retroactively adjusted based upon the new shares outstanding after the effect of the three-for-two stock split for all periods presented. The stockholders' equity of the Company was adjusted for the effect of the three-for-two stock split and $16 was transferred from additional paid-in capital to common stock.

On December 20, 1995, the Company declared a two-for-one stock split in the form of a stock dividend of one share of common stock for each one share outstanding, payable to shareholders of record on January 10, 1996. All data related to common shares was retroactively adjusted based upon the new shares outstanding after the effect of the two-for-one stock split for all periods presented. The stockholders' equity of the Company was adjusted for the effect of the two-for-one stock split and $16 was transferred from additional paid-in capital to common stock.


NOTE 13.  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and the Accounting Standards Executive Committee have issued certain Statements of Financial Accounting Standards and Statements of Position, respectively, which have required effective dates occurring after the Company's June 30, 1998 year end. The Company's financial statements, including the disclosures therein, are not expected to be materially affected by those accounting pronouncements.

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

The components of pension cost for the years ended June 30 consist of the following:

                                               1998         1997         1996
                                           -------------------------------------
  Service cost                              $     277    $     193    $     162
  Interest cost on projected benefit
    obligation                                    125          102           96
  Actual return on plan assets                   (239)        (176)        (105)
  Net amortization and deferral                   106           55           (2)
                                           -------------------------------------
                                            $     269    $     174    $     151
                                           -------------------------------------
                                           -------------------------------------


The following table sets forth the plan's funded status as of June 30, 1998 and 1997, respectively, and the amounts recognized in the accompanying statements of financial condition:

                                                                       1998         1997
                                                                  ---------------------------
Actuarial present value of benefit obligations:
  Vested benefits                                                  $     1,390   $     1,337
                                                                  ---------------------------
                                                                  ---------------------------
  Accumulated benefits                                             $     1,520   $     1,419
                                                                  ---------------------------
                                                                  ---------------------------

  Projected benefit obligation for services rendered to date       $    (1,931)  $    (1,742)
  Plan assets at fair value                                              2,014         1,651
                                                                  ---------------------------
  Projected benefit obligation (in excess of) plan assets                   83           (91)
  Unrecognized net loss                                                    536           691
  Unrecognized prior service cost (benefit)                               (312)         (362)
  Unrecognized transitional obligation                                      97           109
                                                                  ---------------------------
  Prepaid pension cost                                             $       404   $       347
                                                                  ---------------------------
                                                                  ---------------------------


The weighted-average post-retirement and pre-retirement discount rates used in determining the actuarial present value of the benefit obligations were 6.0% and 7.5% for both fiscal years 1998 and 1997. The rate of increase in future compensation levels used to determine the actuarial present value of the benefit obligations was 5.50% for both fiscal years 1998 and 1997. The expected long-term rate of return on plan assets was 8.0% for both fiscal years 1998 and 1997.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 15.  EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they worked at least 1,000 hours. The ESOP includes an employee savings plan feature which provides for voluntary contributions by eligible employees on a tax-deferred basis with no matching contribution by the Company. All shares owned by the ESOP are included in earnings per share computations, with shares being allocated to eligible employees as the corresponding ESOP debt is repaid. At June 30, 1998, the ESOP holds 274,337 shares comprised of 180,666 shares which have been allocated to eligible employees and 93,671 shares remaining unallocated. Dividends on unallocated shares are used to fund the release of unallocated shares annually. Annual contributions are limited to the maximum tax-deductible amount and amounts necessary to ensure continued compliance with the Bank's regulatory capital requirements. During 1994, HF Financial Corp. made payments to the ESOP trust in the amount of $906 to enable the trust to pay off the ESOP debt. HF Financial Corp. recorded a receivable equal to the amounts paid which is reflected as a deduction from stockholders' equity (unearned compensation) in the accompanying consolidated statements of financial condition. The receivable is reduced as the Bank makes contributions to the Plan which in turn are used to repay the Company and the corresponding compensation expense is recorded.


For financial statement purposes, expense for the ESOP is determined on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred. The compensation cost charged to expense was $121, $129 and $122 for 1998, 1997 and 1996, respectively.

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

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 16.  STOCK-BASED COMPENSATION PLANS

The Company has stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for grants under the fixed stock option plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the grant date fair values of awards (the method described in Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                1998         1997        1996
                                              ---------------------------------
Net income:
  As reported                                 $  6,473     $  3,674    $  4,722
  Pro forma                                      6,383        3,630       4,721

Basic earnings per share:
  As reported                                     1.46         0.81        1.03
  Pro forma                                       1.43         0.80        1.03

Diluted earnings per share:
  As reported                                     1.42         0.79       1.00
  Pro forma                                       1.40         0.78       1.00

The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the Statement have been applied only to options granted after June 30, 1995.

Under the Company's stock option and incentive plan (Option Plan), stock options of 828,000 common shares may be granted to directors and officers of the Bank. Options granted under the Option Plan may be either options that qualify as Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or options that do not qualify. The Option Plan also provides for the award of stock appreciation rights, limited stock appreciation rights and restricted stock. In fiscal year 1997, the Option Plan was amended to increase the number of shares of the Company's common stock reserved for issuance under the Option Plan from 453,000 to 828,000.

At June 30, 1998, 634,108 shares of common stock were reserved for issuance under the Option Plan. The options granted under the Option Plan expire ten years from the date of grant.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 16.  STOCK-BASED COMPENSATION PLANS (CONTINUED)

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in fiscal years 1998, 1997 and 1996, respectively: a dividend rate as a percentage of stock price of 1.30% in 1998 and 1.85% for years 1997 and 1996, respectively; price volatility of 18.0% in 1998 and 12.0% for years 1997 and 1996, respectively, risk-free interest rates of 6.34%, 6.79% and 6.89%, respectively, and expected lives of seven years for all three years.

A summary of the status of the plan and changes during the years ended June 30 are as follows:

                                                         1998                         1997                         1996
                                                  --------------------------------------------------------------------------------
                                                                Weighted                    Weighted                     Weighted
                                                                Average                     Average                       Average
                                                                Exercise                    Exercise                     Exercise
Fixed Options                                     Shares         Price         Shares        Price         Shares          Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                  207,883       $    6.68      197,820      $    5.13       287,139     $     4.71


   Granted                                         69,629           16.25       54,727          10.75           936          10.37

   Forfeited                                       (1,899)          13.95          -              -          (7,482)          7.99

   Exercised                                      (22,097)           4.09      (44,664)          4.83       (82,773)          3.47
                                                  --------------------------------------------------------------------------------
Outstanding at end of year                        253,516       $    9.48      207,883      $    6.68       197,820     $     5.13
                                                  -------                      -------                      -------
                                                  -------                      -------                      -------

Options for 157,298, 144,975 and 170,799 were exercisable at June 30, 1998, 1997 and 1996, respectively. The weighted average fair value of options granted were $5.21, $5.59 and $5.64 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 16.  STOCK-BASED COMPENSATION PLANS (CONTINUED)

Fixed options outstanding at June 30, 1998 are summarized as follows:

                             Options Outstanding         Options Exercisable
                          ------------------------------------------------------
                                                      Remaining
                            Number         Number     Contractu       Exercise
                          Outstanding   Exercisable    al Life         Price
                          ------------------------------------------------------
                                68,055        68,055   3 years       $     3.33

                                10,191        10,191   6 years             5.04

                                 7,500         7,500   5 years             7.33

                                35,010        28,008   6 years             8.17

                                10,191        10,191   4 years             8.75

                                   600           360   7 years             9.92

                                42,410        16,963   8 years            10.21

                                   336           202   7 years            11.17

                                10,770         2,154   8 years            13.00

                                68,453        13,674   9 years            16.25
                          --------------------------
                               253,516       157,298
                          --------------------------
                          --------------------------

Under the Management Recognition and Retention Plan (MRP), restricted stock awards covering shares representing an aggregate of up to two and one-half percent of outstanding common shares may be granted to directors and officers of the Bank. Further information concerning the MRP restricted stock awards is as follows:

                                                                   Outstanding
                                                                      Awards
                                                                   -----------
June 30, 1996                                                          4,500
  Awards granted                                                         --
  Awards canceled                                                        --
  Awards vested                                                       (3,750)
                                                                   -----------
June 30, 1997                                                            750
  Awards granted                                                         --
  Awards canceled                                                        --
  Awards vested                                                         (750)
                                                                   -----------
June 30, 1998                                                            --
                                                                   -----------
                                                                   -----------

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

During the year ended June 30, 1997, the Company approved a Director Restricted Stock Plan (Plan) which provides that awards of restricted shares of the Company's common stock be made to outside directors of the Company. The Plan is designed to allow for payment of the annual retainer fee in shares of the Company's common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index. Each outside director is entitled to all voting, dividend and distribution rights during the restriction period. The effective date of the Plan is July 1, 1997. The Plan has 75,000 shares allocated to it and is in effect for a period of ten years. During fiscal year 1998, 6,405 shares were awarded and $94 of expense was incurred under the Plan as the annual retainer for the Company's Board of Directors for the year ending June 30, 1998. On July 1, 1998, 4,046 shares were awarded under the Plan as the annual retainer for the year ended June 30, 1999.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 17.  FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

Estimated fair values of the Company's financial instruments are as follows:

                                                                                            June 30,
                                                                   ---------------------------------------------------------------
                                                                              1998                               1997
                                                                   ---------------------------------------------------------------
                                                                   Carrying                            Carrying
                                                                    Amount           Fair Value         Amount          Fair Value
                                                                   ---------------------------------------------------------------
Financial Assets

  Cash and cash equivalents                                        $   25,458        $   25,458       $   17,957        $   17,957
  Securities                                                           83,879            83,879           77,280            77,280
  Loans                                                               436,138           439,146          443,502           446,009
  Accrued interest receivable                                           4,338             4,338            4,136             4,136


Financial Liabilities
  Deposits                                                            446,424           445,368          418,186           416,145
  Borrowed funds                                                       50,635            50,303           74,743            74,200
  Accrued interest payable and advances
   by borrowers for taxes and insurance                                10,690            10,690           10,634            10,634

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 18.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK

The Bank originates first mortgage and consumer loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. The Bank issues, through third parties, primarily unsecured credit cards nationwide to a target customer market consisting of sub-prime credit customers who have either an insufficient credit history or a negative credit history.
The Bank has established specific underwriting standards for credit card loans. Collateral for substantially all noncredit card consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset. At June 30, 1998 and 1997, the Bank has approximately $344 and $428 of loans sold with recourse to the Federal National Mortgage Association (FNMA). The collateral securing these loans are one-to-four family mortgage loans which are seasoned. Unused lines of credit and letters of credit amounted to $38,359 and $1,918 at June 30, 1998 and $32,943 and $718 at June 30, 1997, respectively, and are collateralized in substantially the same manner as loans receivable.

The Bank had outstanding commitments to originate or purchase and sell loans of approximately $39,662 and $20,930, respectively, at June 30, 1998. The portion of commitments to originate or purchase fixed rate loans totaled $21,182 with a range in interest rates of 5.11% to 10.50%. At June 30, 1998, the Bank had outstanding commitments to purchase investments of $7,000. No losses are expected to be sustained in the fulfillment of any of these commitments.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

NOTE 19.  CASH FLOW INFORMATION

Changes in other assets and liabilities at June 30, 1998, 1997 and 1996 consist of:

                                                 1998       1997       1996
                                              -------------------------------
(Increase) in accrued interest receivable     $    (202) $   (134)  $    (466)
(Increase) decrease in prepaid expenses
  and other assets                               (1,129)     (360)        699
(Increase) decrease in deferred income taxes     (1,718)     (221)        380
Increase in accrued interest payable and
  other liabilities                                 390      2,374      1,273
                                              -------------------------------
                                              $  (2,659) $   1,659  $   1,886
                                              -------------------------------
                                              -------------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 20.FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)

The Company's condensed balance sheets as of June 30, 1998 and 1997 and related condensed statements of income and cash flows for each of the years in the three year period ended June 30, 1998 are as follows:


                              CONDENSED BALANCE SHEETS


                                                       1998        1997
                                                    ---------------------
Assets
  Cash, all with Home Federal Savings Bank          $  11,711   $   9,295
  Investments, marketable securities                      503       1,003
  Investments in subsidiaries                          44,518      43,011
  Other                                                     8         114
                                                    ---------------------
                                                    $  56,740   $  53,423
                                                    ---------------------
                                                    ---------------------

Liabilities                                         $     139   $     449
Stockholders' equity                                   56,601      52,974
                                                    ---------------------
                                                    $  56,740   $  53,423
                                                    ---------------------
                                                    ---------------------


                            CONDENSED STATEMENTS OF INCOME


                                           1998        1997        1996
                                        ---------------------------------
Interest income                         $    543    $    495    $     543
Equity in earnings of subsidiaries         6,038       3,531        4,683
Other income                                 491          58           -
Expenses                                   (321)        (314)        (486)
Income tax expense                         (278)         (96)         (18)
                                        ---------------------------------
    Net income                          $  6,473    $  3,674    $   4,722
                                        ---------------------------------
                                        ---------------------------------


HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 20.  FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY) (CONTINUED)


                         CONDENSED STATEMENTS OF CASH FLOWS

                                                                 1998            1997            1996
                                                              -----------------------------------------
Cash Flows From Operating Activities
  Net income                                                    $   6,473       $   3,674     $   4,722
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of unearned compensation                             113             116           150
    Equity in earnings of subsidiaries                             (6,038)         (3,531)       (4,683)
    Cash dividends received from subsidiaries                       4,531           2,839         3,307
    (Gain) on sale of securities, net                                (194)             -             -
    Increase (decrease) in liabilities                               (310)              7           175
    Other, net                                                        357              93           (92)
                                                              -----------------------------------------
      Net cash provided by operating activities                     4,932           3,198         3,579
                                                              -----------------------------------------

Cash Flows From Investing Activities
  Purchase of investment securities                                    -               -         (5,507)
  Proceeds from maturities and sales of securities                    656           1,056         5,200
  Investment in HF Card Services, L.L.C.                               -              (43)           (8)
  Investment in HomeFirst Mortgage Corp.                               -               -           (250)
                                                              -----------------------------------------
      Net cash provided by (used in) investing activities             656           1,013          (565)
                                                              -----------------------------------------


Cash Flows From Financing Activities
  Purchase of treasury stock                                       (2,108)         (1,611)         (802)
  Cash dividends paid                                              (1,248)         (1,083)       (1,011)
  Proceeds from issuance of common stock                              184             215           287
                                                              -----------------------------------------
      Net cash (used in) financing activities                      (3,172)         (2,479)       (1,526)
                                                              -----------------------------------------
      Increase in cash                                              2,416           1,732         1,488

Cash at Beginning of Period                                         9,295           7,563         6,075
                                                              -----------------------------------------
Cash at End of Period                                           $  11,711       $   9,295     $   7,563
                                                              -----------------------------------------
                                                              -----------------------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands except earnings per share)

                                             Year Ended June 30, 1998
                                     ----------------------------------------
                                       First     Second     Third     Fourth
                                     ----------------------------------------
Total interest income                $ 12,004   $ 11,620  $ 11,402  $  11,175
Net interest income                     5,344      5,140     5,207      5,061
Provision for losses on loans             526        804       898      2,461
Net income                              1,684      1,622     1,416      1,751

Earnings per share:
  Basic                                  0.38       0.36      0.32       0.40
  Diluted                                0.37       0.35      0.31       0.38

                                             Year Ended June 30, 1997
                                     ----------------------------------------
                                       First     Second     Third     Fourth
                                     ----------------------------------------
Total interest income                $ 11,147   $ 10,956  $ 10,813  $  11,096
Net interest income                     4,865      4,766     4,687      4,862
Provision for losses on loans              90         64       166        373
Net income (loss)                        (378)     1,265     1,308      1,479

Earnings (loss) per share:
  Basic                                 (0.08)      0.28      0.29       0.33
  Diluted                               (0.08)      0.27      0.28       0.32

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

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

DIRECTORS

     Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

     Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-K is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, except for information contained under the headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, except for information contained under the headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed with this report.
     (1) See index to consolidated financial statements on page 69 of this report.
     (2) All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

     (a) (3) EXHIBITS

                                                   REFERENCE     SEQUENTIAL
                                                      TO        PAGE NUMBER
                                                     PRIOR     WHERE ATTACHED
                                                    FILING      EXHIBITS ARE
                                                  OR EXHIBIT     LOCATED IN
 REGULATION                                         NUMBER          THIS
 S-K EXHIBIT                                       ATTACHED      FORM 10-K
   NUMBER                  DOCUMEN                  HERETO         REPORT
      3(i) Articles of Incorporation                  (1)      Not Applicable

     3(ii) By-Laws                                    (1)      Not Applicable

       4.0 Rights Agreement                           (5)      Not Applicable

      10.1 Employment contracts between the Bank      (1)      Not Applicable
           and Curtis L. Hage and Donald F.
           Bertsch

      10.2 Amendment to employment contract           (4)      Not Applicable
           between the Bank and Curtis L. Hage

      10.3 Amendment to employment contract           (4)      Not Applicable
           between the Bank and Donald F.
           Bertsch

      10.4 1991 Stock Option and Incentive Plan       (2)      Not Applicable

      10.5 Articles of Incorporation of HF Card       (4)      Not Applicable
           Services L.L.C.

      10.6 Amendment to 1991 Stock Option and         (6)      Not Applicable
           Incentive Plan

      10.7 1996 Director Restricted Stock Plan        (6)      Not Applicable

      10.8 Employment Contract between the Bank       (6)      Not Applicable
           and Gene F. Uher

      10.9 Employment Contract between the Bank      10.9           Page
           and Mark S. Sivertson

     10.10 Employment Contract between the Bank      10.10          Page
           and Michael H. Zimmerman

     10.11 Change in Control Contract between        10.11          Page
           the Bank and Gene F. Uher

     10.12 Change in Control Contract between        10.12          Page
           the Bank and Mark S. Sivertson

     10.13 Change in Control Contract between        10.13          Page
           the Bank and Michael H. Zimmerman

        21 Subsidiaries of Registrant                 21            Page

        23 Consents of Experts and Counsel            23            Page

        27 Financial Data Schedule                    27            Page

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

(5) Filed as Exhibit I to the Company's filing on Form 8-A, filed on October 28, 1996.
(6) Filed as exhibits to the Company's Annual Report on Form 10k for the fiscal year ended June 30, 1997.

All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) REPORTS ON FORM 8-K

No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                     SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HF FINANCIAL CORP.

                                          By /s/ Curtis L. Hage
                                             --------------------------------
                                             Curtis L. Hage, Chairman,
                                             President and Chief Executive
                                             Officer
                                             Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ Curtis L. Hage                            /s/ Donald F. Bertsch
-------------------------------------         ----------------------------------
Curtis L. Hage, Chairman, President           Donald F. Bertsch, Senior Vice
and Chief Executive Officer                   President and Chief Financial
(PRINCIPAL EXECUTIVE AND OPERATING            Officer (PRINCIPAL FINANCIAL AND
OFFICER)                                      ACCOUNTING OFFICER)

Date:  9/16/98                                Date:  9/16/98
     --------------------------------              -----------------------------


/s/ Thomas L. Van Wyhe                        /s/ Paul J. Hallem
-------------------------------------         --------------------------------
Thomas L. Van Wyhe, Director                  Paul J. Hallem, Director


Date:  9/16/98                                Date:  9/16/98
     --------------------------------              ---------------------------


/s/ Jeffrey G. Parker                         /s/ Robert L. Hanson
-------------------------------------         --------------------------------
Jeffrey G. Parker, Director                   Robert L. Hanson, Director


Date:  9/16/98                                Date:  9/16/98
     --------------------------------              ---------------------------


/s/ William G. Pederson                       /s/ JoEllen G. Koerner
-------------------------------------         --------------------------------
William. G. Pederson, Director                JoEllen G. Koerner, Ph.D.,
                                              Director


Date:  9/18/98                                Date:  9/17/98
     --------------------------------              ---------------------------


/s/ Kevin T. Kirby
-------------------------------------
Kevin T. Kirby, Director


Date:  9/16/98
     --------------------------------

                                 INDEX TO EXHIBITS


       Exhibit
       Number
    ------------
       10.9      Employment Contract between the Bank and Mark S. Sivertson

       10.10     Employment Contract between the Bank and Michael H. Zimmerman

       10.11     Change in Control Contract between the Bank and Gene F. Uher

       10.12     Change in Control Contract between the Bank and Mark S.
                 Sivertson

       10.13     Change in Control Contract between the Bank and Michael H.
                 Zimmerman

       21        Subsidiaries of Registrant

       23        Consents of Experts and Counsel

       27.1      Financial Data Schedule

       27.2      Financial Data Schedule Restated

       27.3      Financial Data Schedule Restated