Form 10-Q
period 1998-09-30
HF FINANCIAL CORP
filed 1998-11-09
CIK 881790

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                         OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19772


                                 HF FINANCIAL CORP.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             Delaware                                            46-0418532
------------------------------------------------------------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

        225 South Main Avenue, Sioux Falls, SD                    57104
------------------------------------------------------------------------------
        (Address of principal executive office)                 (ZIP Code)

                                     (605)   333-7556
------------------------------------------------------------------------------
                   (Registrant's telephone number, including area code)

                                     Not Applicable
------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of November 3, 1998 there were 4,753,218 issued and outstanding shares of the Registrant's Common Stock, with $.01 par value.

                                 HF FINANCIAL CORP.

                                     FORM 10-Q
                                       INDEX


                                                                         Page
     PART I.   FINANCIAL INFORMATION
     -------------------------------

     Item 1.   Financial Statements (Unaudited):

               Consolidated Statements of Financial Condition
                 As of  September 30, 1998 and June 30, 1998                1

               Consolidated Statements of Income  for the Three
                 months ended September 30, 1998 and 1997                   2

               Consolidated Statement of Stockholders' Equity
                 for the Three months ended  September 30, 1998             3

               Consolidated Statements of Cash Flows  for the Three
                 months ended September 30, 1998 and 1997                 4-5

               Notes to Consolidated Financial Statements                 6-7

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           8-19

     Item 3.   Quantitative and Qualitative Disclosures about
                 Market Risk                                               20

     PART II.       OTHER INFORMATION
     --------------------------------

     Item 1.   Legal Proceedings                                           21

     Item 2.   Changes in Securities                                       21

     Item 3.   Default upon Senior Securities                              21

     Item 4.   Submission of Matters to a Vote
                 of Security Holders                                       21

     Item 5.   Other Information                                           21


     Item 6.   Exhibits and Reports on Form 8-K                            21

     Signatures                                                            22


Item 1.

                        HF FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (Dollars in Thousands)
                                    (Unaudited)


                     ASSETS                         September 30,      June 30,
                                                        1998             1998
                                                    ---------------------------
Cash and cash equivalents                           $       9,372      $ 25,458
Securities available for sale                              38,537        44,232
Mortgage-backed securities available for sale              43,566        39,647
Loans receivable                                          436,025       426,522
Loans held for sale                                         7,099         9,616
Accrued interest receivable                                 4,305         4,338
Foreclosed real estate and other properties                   250           229
Office properties and equipment, at cost, net of
     accumulated depreciation                              14,252        14,317
Prepaid expenses and other assets                           2,472         1,999
Mortgage servicing rights                                   1,489         1,423
Deferred income taxes                                       3,281         3,198
                                                    ---------------------------
                                                    $     560,648      $570,979
                                                    ---------------------------
                                                    ---------------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                       $     421,144      $446,424
     Advances from Federal Home Loan Bank
          and other borrowings                             66,008        50,635
     Advances by borrowers for taxes and insurance          6,985         4,792
     Accrued interest payable                               5,526         5,898
     Other liabilities                                      5,894         6,629
                                                    ---------------------------
          Total liabilities                               505,557       514,378
                                                    ---------------------------


Stockholders' Equity
     Preferred stock, $.01 par value, 500,000
          shares authorized, none outstanding             - - - -       - - - -
     Series A Junior Participating Preferred
          Stock, $1.00 stated value, 50,000
          shares authorized, none outstanding             - - - -       - - - -
     Common stock, $.01 par value, 5,000,000
          shares authorized, 4,749,180 and
          4,730,276 shares outstanding at
          September 30,1998 and June 30, 1998                  47            47
     Additional paid-in capital                            15,093        14,863
     Retained earnings, substantially
          restricted                                       47,466        46,561
     Unearned compensation                                   (340)         (340)
     Accumulated other comprehensive income                   231            (9)
     Less cost of treasury stock, September 30,
          1998 465,222 shares, June 30, 1998
          334,222 shares                                   (7,406)       (4,521)
                                                    ---------------------------
                                                           55,091        56,601
                                                    ---------------------------
                                                    $     560,648      $570,979
                                                    ---------------------------
                                                    ---------------------------


See Notes to Consolidated Financial Statements

                        HF FINANCIAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in Thousands, Except Per Share Data)
                                    (Unaudited)


                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                             1998          1997
                                                     ------------     ---------------
Interest and dividend income:
     Loans receivable                                  $    9,884          $   10,178
     Mortgage-backed securities                               597                 477
     Investment securities and interest-bearing
       deposits                                               685               1,052
                                                     ------------     ---------------
                                                           11,166              11,707
                                                     ------------     ---------------
Interest expense:
     Deposits                                               5,215               5,664
     Advances from Federal Home Loan Bank
          and other borrowings                                784                 996
                                                     ------------     ---------------
                                                            5,999               6,660
                                                     ------------     ---------------
            Net interest income                             5,167               5,047
Provision for losses on loans                               1,562                 526
                                                     ------------     ---------------
            Net interest income after provision
              for losses on loans                           3,605               4,521
                                                     ------------     ---------------
Noninterest income:
     Credit card fee income                                 3,062                 821
     Fees on deposits                                         600                 535
     Loan servicing income                                    310                 266
     Loan fees and service charges                            240                 327
     Gain on sale of loans                                    197                 513
     Other                                                    357                 364
                                                     ------------     ---------------
                                                            4,766               2,826
                                                     ------------     ---------------
Noninterest expense:
     Compensation and employee benefits                     2,633               2,481
     Credit card processing expense                         1,949                 345
     Other general and administrative expenses              1,044               1,081
     Occupancy and equipment                                  690                 653
     Federal insurance premiums                                75                  68
     Other                                                     44                 153
                                                     ------------     ---------------
                                                            6,435               4,781
                                                     ------------     ---------------
            Income before income taxes                      1,936               2,566
Income tax expense                                            643                 882
                                                     ------------     ---------------
           Net income                                      $1,293              $1,684
                                                     ------------     ---------------
                                                     ------------     ---------------
Earnings per  share
     Basic                                                  $0.30               $0.38
                                                     ------------     ---------------
                                                     ------------     ---------------
     Diluted                                                $0.29               $0.37
                                                     ------------     ---------------
                                                     ------------     ---------------


See Notes to Consolidated Financial Statements

                    HF FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   Three Months Ended September 30, 1998
               (Dollars In Thousands, Except Per Share Data)
                                (Unaudited)


                                                                                                 Accumulated
                                               Additional                                            Other        Total
                                     Common     Paid-In     Retained    Unearned       Treasury  Comprehensive Stockholders'
                                     Stock      Capital     Earnings   Compensation      Stock       Income       Equity
                                 ----------    ---------    ---------  -----------     --------  ------------- -------------
Balance, June 30, 1998           $       47    $  14,863    $  46,561  $      (340)    $ (4,521) $        (9)  $   56,601

Comprehensive income:
  Net income                        - - - -      - - - -        1,293      - - - -      - - - -      - - - -        1,293
  Change in unrealized gain
    (loss), available for sale,
    net of related deferred
    taxes of $120                   - - - -      - - - -      - - - -      - - - -      - - - -          240          240
                                 ----------    ---------    ---------  -----------     --------  ------------- -------------
      Total comprehensive income    - - - -      - - - -        1,293      - - - -      - - - -          240        1,533

Exercise of stock options for
  18,904 shares                     - - - -          230      - - - -      - - - -      - - - -      - - - -          230

Cash dividends paid ($0.09 per
   share) on common stock           - - - -      - - - -         (388)     - - - -      - - - -      - - - -         (388)

Purchase of treasury stock          - - - -      - - - -      - - - -      - - - -       (2,885)     - - - -       (2,885)
                                 ----------    ---------    ---------  -----------     --------  ------------- -------------
Balance, September 30, 1998      $       47    $  15,093    $  47,466  $      (340)    $ (7,406) $       231   $   55,091
                                 ----------    ---------    ---------  -----------     --------  ------------- -------------
                                 ----------    ---------    ---------  -----------     --------  ------------- -------------


                        HF FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                     (Unaudited)


                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                                1998           1997
                                                          --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $      1,293       $      1,684
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision  for losses on loans                              1,562                526
     Depreciation                                                  384                360
     Amortization of premiums and discounts, net:
         Securities available for sale                              (7)              (101)
         Mortgage-backed securities available for sale               7                 12
     Reduction in mortgage servicing rights                         65                 51
     Increase (decrease) in deferred loan fees                     213               (323)
     Loans originated for resale                               (20,096)           (24,675)
     Proceeds from the sale of loans                            20,293             24,891
     (Gain) on sale of loans                                      (197)              (216)
     Mortgage servicing rights capitalized                         (61)               (36)
     (Gain) on sale of securities, net                              (3)                (5)
     Losses and provision for losses on sales of
        foreclosed real estate and other properties, net             9                116
     (Gain) loss on disposal of office properties and
        equipment, net                                              (1)                 2
     (Increase) decrease in accrued interest receivable             33                (83)
     (Increase) in prepaid expenses and other assets              (473)              (156)
     (Increase) decrease in deferred income taxes                 (206)                98
     (Decrease) in accrued interest payable and other
        liabilities                                             (1,107)              (509)
                                                          --------------     -------------
            Net cash provided by operating activities     $      1,708       $      1,636
                                                          --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans purchased                                               (9,243)            (4,199)
  Loans made to customers                                      (51,784)           (40,833)
  Principal collected on loans                                  49,631             43,206
  Sale of participation interests in loans                       2,500              2,345
  Mortgage-backed securities available for sale:
     Sales                                                       4,489          - - - -
     Purchases                                                 (11,512)         - - - -
     Repayments                                                  3,270              1,464
  Securities available for sale:
     Sales and maturities                                       15,005              6,033
  Purchases                                                     (9,110)           (18,558)
  Proceeds from sale of office properties and equipment              1                 46
  Purchase of office properties and equipment                     (319)              (132)
  Purchase of mortgage servicing rights                            (70)               (49)
  Proceeds from sale of foreclosed real estate
     and other properties, net                                     105           - - - -
                                                          --------------     -------------
          Net cash (used in) investing activities         $     (7,037)      $     (10,677)
                                                          --------------     -------------


See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (Dollars in Thousands)
                                    (Unaudited)


                                                    Three Months Ended September 30,
                                                           1998          1997
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   ($25,280)       $16,396
  Proceeds of advances from Federal Home Loan
     Bank and other borrowings                            24,400          5,000
  Payments on advances from Federal Home Loan
     Bank and other borrowings                            (9,027)       (12,024)
  Increase (decrease)  in advances by borrowers
     for taxes and insurance                               2,193          2,701
  Purchase of treasury stock                              (2,885)          (488)
  Proceeds from issuance of common stock                     230            122
  Cash dividends paid                                       (388)          (314)
                                                    ------------   ------------
     Net cash provided by (used in) financing
        activities                                      $(10,757)       $11,393
                                                    ------------   ------------
     Increase (decrease) in cash and cash
        equivalents                                     $(16,086)        $2,352

Cash and Cash Equivalents
  Beginning                                               25,458         17,957
                                                    ------------   ------------
  Ending                                                  $9,372        $20,309
                                                    ------------   ------------
                                                    ------------   ------------


See Notes to Consolidated Financial Statements

                        HF FINANCIAL CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For The Three months ended September 30, 1998 and 1997
                               (Dollars in Thousands)
                                    (unaudited)

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

NOTE 2.   REGULATORY CAPITAL

The following table sets forth the Bank's compliance with its capital requirements at September 30, 1998:


                                                 Amount       Percent
                                                 ------       -------
          Tier I (Core) capital:
             Required. . . . . . . . . . . .    $16,770         3.00%
             Actual. . . . . . . . . . . . .     44,246         7.91
             Excess. . . . . . . . . . . . .     27,476         4.91
          Risk-based capital:
             Required. . . . . . . . . . . .    $30,958         8.00%
             Actual. . . . . . . . . . . . .     49,120        12.69
             Excess. . . . . . . . . . . . .     18,162         4.69


NOTE 3.   EARNINGS PER SHARE

     Earnings (loss) per share are calculated in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share", which was effective for fiscal year 1998. This Statement establishes standards for computing and presenting earnings (loss) per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. All prior periods EPS data in this report have been recalculated to reflect the provisions of Statement No. 128. The Company restated the three months ended September 30, 1997 which increased basic earnings per share by 1 cent.

     Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended September 30, 1998 and 1997 as adjusted was 4,321,832 and 4,473,970 respectively.

     Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended September 30, 1998 and 1997 as adjusted was 4,450,830 and 4,587,424 respectively. The Company restated the three months ended September 30, 1997 which had no affect on diluted earnings per share.

NOTE 4.   NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS")

The FASB issued SFAS No. 130, " Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement was adopted July 1, 1998 and is reflected in the accompanying consolidated financial statements .

     The FASB issued SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management has determined that the adoption of SFAS No. 131 does not presently have an impact on the Company's consolidated financial statements.

     The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This Statement also permits reduced disclosures for nonpublic entities. This Statement supersedes the disclosure requirements in FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement is effective for financial statements for periods beginning after December 15, 1997. Management anticipates providing the required disclosures in its June 30, 1999 consolidated financial statements.

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. Management is evaluating the impact of this Statement on the Company's consolidated financial statements.

The FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement further amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. Management is evaluating the impact of this Statement on the Company's consolidated financial statements.

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

     HomeFirst Mortgage Corp. is a South Dakota Corporation which had an office in Omaha, Nebraska. The Mortgage Corp. was a mortgage banking operation that originated one- to four-family residential loans which were sold into the secondary market and to the Bank. The Company intends to ceased operation of HomeFirst Mortgage Corp. during the first quarter of fiscal 1998.

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

     In May 1997, the Company developed a five-step plan that follows the guidelines as specified by the Federal Financial Institutions Examination Councils. As this council provides new requirements, the plan is modified to reflect the new requirements. Management of the Company is updated at least monthly on the status of the plan and the Bank's Information Systems Steering Committee has changed from a quarterly meeting to a bi-monthly meeting to be
more proactive on Year 2000.   In addition, the Board of Directors of the
Company is updated on the status of the Year 2000 project at each of its meetings. The five stages of the plan are as follows: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases were completed by December 31, 1997. The assessment phase included hardware, software and third party vendors that provide a service to the Company (i.e. utility companies, alarm companies, payroll providers, electronic funds transfer providers, insurance providers, loan participation companies, mortgage loan secondary market agencies, and governmental agencies). The renovation, validation and implementation phases are currently in process and progressing as planned. Currently, systems that are known to be noncompliant with Year 2000 have already been replaced or are scheduled to be upgraded or replaced by
December 31, 1998.   In May 1996, the Bank installed new hardware and operations systems software that the vendor has represented to be Year 2000 compliant.
All mission critical systems of the 1996 installation, both hardware and software, are scheduled to be tested in the first half of fiscal 1999. Testing has been completed and verified for the bank's core processing system for the dates of December 31, 1999 and January 2, 2000. In addition, testing will be performed with service providers that are providing the capability to test with the Bank. The Company has included in its test plan the various dates that have been required by regulatory agencies. The overall plan of the Company has a scheduled completion date of December 31, 1998.

     The Bank is in the process of writing contingency plans for all software and hardware providers. In addition, contingency plans are also being written for all outside service providers. The contingency plan is scheduled to be completed by November 30, 1998. The Bank is also involved in a customer awareness and employee education program regarding the Year 2000.

     Based on the Bank's review of its computer systems, management believes the cost of the remediation effort to make the systems Year 2000 compliant is approximately $100,000. Approximately $20,000 was incurred in fiscal 1998 with
the remaining $80,000 to be incurred in fiscal 1999.   In addition,
approximately 2000 to 2,500 man hours are expected to be incurred by Bank personnel related to Year 2000 issues which have an estimated cost of $70,000. Management expects these costs to be incurred in fiscal 1999. Such costs will be charged against income as they are incurred.

FINANCIAL CONDITION DATA

         At September 30, 1998, the Company had total assets of $560.6 million, a decrease of $10.3 million from the level at June 30, 1998. The decrease in assets was due primarily to a decrease of cash and cash equivalents of $16.1 million and securities available for sale of $5.7 million. The decrease in cash and cash equivalents and securities available for sale were partially used to fund the increase in loans receivable of $9.5 million and mortgage-backed securities of $3.9 million from the levels at June 30, 1998. The decrease in deposits of $25.3 million was partially offset by an increase in advances from Federal Home Loan Bank ("FHLB") and other borrowings of $15.4 million and advances by borrowers for taxes and insurance of $2.2 million from levels at June 30, 1998 with the remaining being offset from cash and cash equivalents and
securities available for sale.   In addition, stockholders' equity decreased
from $56.6 million at June 30, 1998 to $55.1 million at September 30, 1998, primarily due to the purchase of treasury stock of $2.9 million and the payment of cash dividends of $388,000 which was partially offset by net income of $1.3 million.
     The increase in loans receivable of $9.5 million was primarily the result of originations exceeding amortizations, sales and prepayments of principal.
The increase in loans receivable resulted partially from growth in the credit card loan portfolio of $4.7 million to $17.0 million at September 30, 1998 as compared to $12.3 million at June 30, 1998.

     The increase in mortgage-backed securities of $3.9 million was primarily the result of purchases exceeding amortizations and prepayments of principal. The Bank purchased mortgage-backed securities in the amount of $11.5 million during the three months ended September 30, 1998. The Bank's purchases of mortgage-backed securities were comprised primarily of thirty year, fixed-rate, mortgage-backed securities that have a principal payment balloon in the fifth or seventh year.

     The decrease in securities of $5.7 million from the level at June 30, 1998 is primarily due to sales and maturities of $15.0 million exceeding purchases of securities available for sale of $9.1 million during the three months ended September 30, 1998. The Bank's purchases of securities available for sale were comprised primarily of U.S. Government agency securities which have a maturity of three years or less that have a call feature that varies from three months to one year.

     The $25.3 million decrease in deposits was primarily due to a decrease in savings accounts of $21.0 million and a decrease in certificates of deposit of $6.5 million which were partially offset by an increase in money market accounts of $3.0 million. The decrease in deposits primarily related to the withdrawal of savings account funds from one local governmental entity in the amount of $25.0 million during the three month period ended September 30, 1998. As of September 30, 1998, the Bank had total deposits from local governmental entities of $40.7 million.

     Advances from the FHLB and other borrowings increased $15.4 million for the three month period ended September 30, 1998 primarily due to obtaining new advances in the amount of $24.4 million which were partially offset by payments of $9.0 million on advances and other borrowings during the three month period ended September 30, 1998.

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

     AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the three months ended September 30, 1998 and 1997 include fees which are considered adjustments to yield.


                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------
                                                          1998                                        1997
                                             ---------------------------------------------------------------------------------
                                                 Average      Interest                     Average      Interest
                                             Outstanding      Earned/         Yield/   Outstanding      Earned/         Yield/
                                                 Balance      Paid              Rate       Balance      Paid              Rate
                                             -----------   -----------   -----------   -----------   -----------   -----------
                                                                            (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                       $440,782     $   9,884         8.97%      $453,790     $  10,178         8.97%
     Mortgage-backed securities                   40,273           597         5.93%        29,901           477         6.38%
     Other investment securities (2)              41,251           623         6.04%        66,040           960         5.81%
     FHLB stock                                    3,657            62         6.78%         5,222            92         7.05%
                                             -----------   -----------   -----------   -----------   -----------   -----------

Total interest-earning assets                   $525,963     $  11,166         8.49%      $554,953     $  11,707         8.44%
                                                           -----------   -----------                 -----------   -----------
     Noninterest-earning assets                   28,122                                    29,241
                                             -----------                               -----------
Total assets                                    $554,085                                  $584,194
                                             -----------                               -----------
                                             -----------                               -----------

Interest-bearing liabilities:
Deposits:
     Checking and money market                   $99,614     $     656         2.63%       $80,989     $     507         2.50%
     Savings                                      48,849           420         3.44%        60,794           579         3.81%
     Certificates of deposit                     278,671         4,139         5.94%       302,201         4,578         6.06%
                                             -----------   -----------   -----------   -----------   -----------   -----------
          Total deposits                        $427,134     $   5,215         4.88%      $443,984     $   5,664         5.10%
FHLB advances and other borrowings                54,628           784         5.74%        68,135           996         5.85%
                                             -----------   -----------   -----------   -----------   -----------   -----------
Total interest-bearing liabilities              $481,762     $   5,999         4.98%      $512,119     $   6,660         5.20%
                                                           -----------   -----------                 -----------   -----------
     Other liabilities                            17,598                                    18,417
                                             -----------                               -----------
Total liabilities                               $499,360                                  $530,536
     Equity                                       54,725                                    53,658
                                             -----------                               -----------
Total liabilities and equity                    $554,085                                  $584,194
                                             -----------                               -----------
                                             -----------                               -----------

Net interest income; interest rate spread                    $   5,167         3.51%                   $   5,047         3.24%
                                                           -----------   -----------                 -----------   -----------
                                                           -----------   -----------                 -----------   -----------

Net interest margin (3)                                                        3.93%                                     3.64%
                                                                         -----------                               -----------
                                                                         -----------                               -----------


------------------------------------------------------------------------------
(1)  Includes interest on accruing loans past due 90 days or more.
(2)  Includes primarily U.S. Government securities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

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


                                               Three Months Ended September 30,
                                               ----------------------------------
                                                        1998 vs 1997
                                               ----------------------------------
                                                           Increase      Increase
                                               (Decrease) (Decrease)       Total
                                                 Due to     Due to       Increase
                                                 Volume      Rate       (Decrease)
                                               ---------- -----------   ---------
                                                      (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                         $(292)      $(2)        $(294)
     Mortgage-backed securities                     154       (34)          120
     Other investment securities (2)               (374)       37          (337)
     FHLB stock                                     (27)       (3)          (30)
                                               ---------- -----------   ---------

Total interest-earning assets                     $(539)      $(2)        $(541)
                                               ---------- -----------   ---------
                                               ---------- -----------   ---------

Interest-bearing liabilities:
Deposits:
    Checking and money market                      $123       $26          $149
    Savings                                        (103)      (56)         (159)
    Certificates of deposit                        (349)      (90)         (439)
                                               ---------- -----------   ---------
      Total deposits                               (329)     (120)         (449)
FHLB advances and other borrowings                 (194)      (18)         (212)
                                               ---------- -----------   ---------

Total interest-bearing liabilities                $(523)    $(138)        $(661)
                                               ---------- -----------   ---------
                                               ---------- -----------   ---------

Net interest income increase                                               $120
                                                                        ---------


------------------------------------------------------------------------------
(1)  Includes interest on loans past due 90 days or more.
(2)  Includes primarily U. S. Government securities.

ASSET QUALITY

    In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a monthly basis to identify loss potential and determine the adequacy of the allowance for possible loan losses. The following table sets forth the amounts and categories of the Bank's nonperforming assets for the periods indicated.


                                                    Nonperforming Assets As Of
                                                    ---------------------------
                                                    September 30,      June 30,
                                                    -------------   -----------
                                                        1998             1998
                                                    -------------   -----------
                                                       (Dollars in Thousands)
Nonaccruing loans:
     One- to four-family                               $      645    $      623
     Commercial real estate                                 1,153           719
     Multi-family                                       - - - -       - - - -
     Mobile homes                                              39            31
     Credit cards                                       - - - -       - - - -
     Consumer                                                 647           482
     Agriculture                                        - - - -       - - - -
     Commercial business                                    1,118           396
                                                    -------------   -----------
              Total                                    $    3,602    $    2,251
                                                    -------------   -----------

Accruing loans delinquent more than 90 days:
     One- to four-family                               $- - - -      $- - - -
     Commercial real estate                             - - - -       - - - -
     Multi-family                                       - - - -       - - - -
     Mobile homes                                       - - - -       - - - -
     Credit cards                                           1,343           530
     Consumer                                           - - - -       - - - -
     Agriculture                                        - - - -       - - - -
     Commercial business                                - - - -       - - - -
                                                    -------------   -----------
              Total                                    $    1,343    $      530
                                                    -------------   -----------

Foreclosed Assets:
     One- to four-family                               $       95    $       22
     Commercial real estate                             - - - -       - - - -
     Multi-family                                       - - - -       - - - -
     Mobile homes                                              84            67
     Credit cards                                       - - - -       - - - -
     Consumer                                                  71           140
     Agriculture                                        - - - -       - - - -
     Commercial business                                - - - -       - - - -
                                                    -------------   -----------
              Total                                    $      250    $      229
                                                    -------------   -----------

Total nonperforming assets                             $    5,195    $    3,010
                                                    -------------   -----------
                                                    -------------   -----------

Ratio of nonperforming assets to total assets               0.93%         0.53%
                                                    -------------   -----------
                                                    -------------   -----------

Ratio of nonperforming loans to total loans                 1.10%         0.63%
                                                    -------------   -----------
                                                    -------------   -----------


     When a loan becomes 90 days delinquent, except for credit card loans, the Bank places the loan on a nonaccrual status and, as a result, accrued interest income on the loan is taken out of income. Future interest income is recognized on a cash basis. The loan will remain on a nonaccrual status until the borrower has brought the loan current. Credit card loans remain in accrual status until 120 days, when accrued interest income on the loan is taken out of income.

     Nonperforming assets increased to $5.2 million at September 30, 1998 from $3.0 million at June 30, 1998, an increase of $2.2 million. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.93% at September 30, 1998 as compared to 0.53% at June 30, 1998.

     Nonaccruing loans increased to $3.6 million at September 30, 1998 from $2.3 million at June 30, 1998, an increase of $1.3 million. Included in nonaccruing loans at September 30, 1998 were sixteen loans totaling $645,000 secured by one- to four-family real estate, ten loans totaling $1.2 million secured by commercial real estate, five mobile home loans totaling $39,000, fifty consumer loans totaling $647,000 and seven commercial business loans totaling $1.2 million. For the three months ended September 30, 1998, gross interest income of $81,000 would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms. Gross interest income of $124,000 was recognized as income on loans accounted for on a nonaccrual basis.

     Accruing loans delinquent more than 90 days increased to $1.3 million at September 30, 1998 from $530,000 at June 30, 1998, an increase of $813,000 due to credit card loans.

     Foreclosed assets increased to $250,000 at September 30, 1998 from $229,000 at June 30, 1998, an increase of $21,000.

     At September 30, 1998, the Bank had approximately $9.3 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the September 30, 1998 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at September 30, 1998 will be adequate in the future.

     The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.


                                                          Three Months Ended
                                                       ------------------------
                                                          9/30/98       9/30/97
                                                       ----------    ----------
                                                         (Dollars in Thousands)
Balance at beginning of period                         $    7,199    $    4,526
Charge-offs:
     One- to four-family                                - - - -             (16)
     Commercial                                         - - - -       - - - -
     Multi-family                                       - - - -       - - - -
     Commercial business                                      (44)    - - - -
     Consumer                                                (252)         (172)
     Agriculture                                        - - - -       - - - -
     Credit cards                                            (713)         (175)
     Mobile homes                                             (14)          (64)
                                                       ----------    ----------
          Total charge-offs                            $   (1,023)   $     (427)
                                                       ----------    ----------

Recoveries:
     One- to four-family                               $- - - -              $6
     Commercial                                         - - - -       - - - -
     Multi-family                                       - - - -       - - - -
     Commercial business                                       41     - - - -
     Consumer                                                  36            45
     Agriculture                                        - - - -       - - - -
     Credit cards                                              27           137
     Mobile homes                                               3             9
                                                       ----------    ----------
          Total recoveries                             $      107    $      197
                                                       ----------    ----------

          Net (charge-offs)                            $     (916)   $     (230)

Additions charged to operations                             1,562           526
                                                       ----------    ----------

Balance at end of period                               $    7,845    $    4,822
                                                       ----------    ----------
                                                       ----------    ----------

Ratio of net (charge-offs) recoveries during
     the period to Average loans outstanding
     during the period                                    (0.21)%       (0.05)%
                                                       ----------    ----------
                                                       ----------    ----------

Ratio of allowance for loan losses to total
     loans at end of period                                1.74%         1.08%
                                                       ----------    ----------
                                                       ----------    ----------

Ratio of allowance for loan losses to
     nonperforming loans at end of period (1)             158.65%       196.32%
                                                       ----------    ----------
                                                       ----------    ----------


     (1) Nonperforming loans includes nonaccruing loans and accruing loans delinquent more than 90 days.

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                           At September 30, 1998       At June 30, 1998
                                                           ---------------------      ---------------------
                                                                    Percent of                   Percent of
                                                                     Loans in                     Loans in
                                                                       Each                        Each
                                                                    Category to                 Category to
                                                           Amount   Total Loans        Amount   Total Loans
                                                           ------   -----------       -------   -----------
                                                                         (Dollars in Thousands)
One- to four-family                                        $1,192        28.12%        $1,203        29.12%

Commercial and multi-family real estate (1)                 1,008        23.79%           967        23.41%

Commercial  business                                          380         8.97%           377         9.13%

Consumer                                                    1,248        29.45%         1,219        29.49%

Agricultural                                                  164         3.88%           150         3.63%

Credit cards                                                3,756         3.49%         3,181         2.74%

Mobile homes                                                   97         2.30%           102         2.48%
                                                           ------   -----------       -------   -----------

          Total                                            $7,845       100.00%        $7,199       100.00%
                                                           ------   -----------       -------   -----------
                                                           ------   -----------       -------   -----------


        (1)     Includes construction loans.


     The allowance for loan losses was $7.8 million at September 30, 1998 as
compared to $7.2 million at June 30, 1998.    The ratio of the allowance for
loan losses to total loans was 1.74% at September 30, 1998 and 1.08% at September 30, 1997. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Bank continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

     The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000 and a monthly credit review and reporting process on all types of loans that results in the calculation of the guidelines reserves based on the risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, previous loan experience, current economic conditions and other factors that in management's judgment deserve recognition. In regard to credit card loans, the Company is providing a reserve in a range of 22% to 30% of the loan balance until the credit card portfolio becomes seasoned. As of September 30, 1998, $3.8 million of the $7.8 million allowance for loan losses was reserved for the credit card loan portfolio. The Office of Thrift Supervision ("OTS") has reviewed the Company's methodology for determining allowance requirements on the Company's loan portfolio and have made no recommendations for increases in the allowances during the three months ended September 30, 1998 and the fiscal year ended June 30, 1998. The Company has historically maintained a positive variance from the minimum estimated allowance for loan losses based on the analyses that are conducted by Bank management and corporate credit personnel. Management has reviewed the allocations in the various classifications of loans and believes the allowance was adequate at all times during the three months ended September 30, 1998 and the fiscal year ended June 30, 1998.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     GENERAL. The Company's net income decreased $391,000 to $1.3 million for the three months ended September 30, 1998 as compared to $1.7 million for the three months ended September 30, 1997. As discussed in more detail below, this decrease was due primarily to a decrease in loan fees and service charges of $87,000, a decrease in gain on sale of loans of $316,000, and a decrease in commission and insurance income of $71,000. These reductions in income were partially offset by a reduction in income tax expense of $239,000.

     INTEREST INCOME. Interest income decreased $541,000 from $11.7 million for the three months ended September 30, 1997 to $11.2 million for the three months ended September 30, 1998. This decrease was primarily due to a decrease in interest earned on interest-earning assets due to a decrease in the average balance of interest-earnings assets. The average yield on interest-earning assets remained relatively stable at 8.49% and 8.44% for the three months ended September 30, 1998 and September 30, 1997, respectively. The average balance of interest-earning assets decreased $29.0 million when comparing the three months ended September 30, 1998 to the same period in the prior fiscal year.

     INTEREST EXPENSE. Interest expense decreased $661,000 from $6.7 million for the three months ended September 30, 1997 to $6.0 million for the three months ended September 30, 1998. This decrease was largely attributable to a decrease in the average balance of interest-bearing liabilities. The average rates on interest-bearing liabilities decreased from 5.20% to 4.98% for the three months ended September 30, 1997 and September 30, 1998, respectively. The average balance of interest-bearing liabilities decreased $30.4 million for the three months ended September 30, 1998 as compared to the same period in the prior fiscal year.

     NET INTEREST INCOME. The Company's net interest income for the three months ended September 30, 1998 increased $120,000, or 2.37%, to $5.2 million as compared to $5.0 million for the same period ended September 30, 1997.
The increase in the net interest income reflects an overall increase in the net interest spread on average interest-earning assets from 3.24% for the three months ended September 30, 1997 to 3.51% for the three months ended September 30, 1998. The increase in the net interest spread was primarily due to a decrease in the rates paid on interest-bearing liabilities from 5.20% for the three months ended September 30, 1997 to 4.98% for the three months ended September 30, 1998.

     During the three months ended September 30, 1998, the Company increased its average balances of commercial, agricultural, credit card and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sold the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. However, lending activity will carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

     PROVISION FOR LOSSES ON LOANS. During the three months ended September 30, 1998, the Company recorded a provision for losses on loans of $1.6 million as compared to $526,000 for the three months ended September 30, 1997. The provision for losses on loans of $1.6 million for the three months ended September 30, 1998 compared to the same period in fiscal 1998 is primarily to provide for future expected write-offs on credit card loans and to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

     NONINTEREST INCOME. Noninterest income was $4.8 million for the three months ended September 30, 1998 as compared to $2.8 million for the three months ended September 30, 1997, an increase of $1.9 million.

     The increase in credit card fee income of $2.2 million for the three months ended September 30, 1998 as compared to the same period in fiscal 1998 is primarily due to an increase in fees received on unsecured credit cards. This represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. Interest income on credit card loans is included in interest income on loans.

     NONINTEREST EXPENSE. Noninterest expense increased $1.7 million from $4.8 million for the three months ended September 30, 1997 to $6.4 million for the three months ended September 30, 1998.

     There was an increase of $1.6 million in the cost of third party processors of credit cards. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program. The Company began processing credit cards in the second quarter of fiscal 1997.

     INCOME TAX EXPENSE. The Company's income tax expense for the three months ended September 30, 1998 was $643,000 as compared to $882,000 for the three months ended September 30, 1997, a decrease of $239,000. This decrease was proportionate to the decrease in the Company's income before income tax and due to the decrease in the effective tax rate to 33.21% for the three months ended September 30, 1998 as compared to 34.37% for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are deposits, amortization and prepayments of loan principal (including mortgage-backed securities), advances from the FHLB and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.

     Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At September 30, 1998, the Bank's regulatory liquidity ratio was 6.06%.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales,
(iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the three months ended September 30, 1998, the Bank required funds beyond its ability to generate funds internally. Thus it used its borrowing capacity with the FHLB by obtaining advances, which increased its borrowings with the FHLB by $15.4 million. The Bank renewed its open line of credit with the FHLB in January 1998 at an amount of $10.0 million which will expire December 31, 1998. Management expects this line of credit to be renewed at this time. There were no outstanding advances on this line of credit at September 30, 1998.

     The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1998, the Bank had outstanding commitments to originate or purchase loans of $48.1 million and to sell loans of $15.7 million. The Bank had no commitments to purchase or sell mortgage-backed securities or securities available for sale.

     Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

     In April of 1997, the Company initiated a stock buy back program in which up to 10% of the common stock of the Company could be acquired beginning May 1, 1997 through April 30, 1998. A total of 111,750 shares of common stock were purchased pursuant to this program. In April of 1998, the Company initiated another stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1998 through April 30, 1999. In accordance with the provisions of the current stock buy back program, the Company had purchased 146,000 shares of common stock as of September 30, 1998.

     Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at September 30, 1998, the Bank met all current capital requirements.

     The OTS has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 7.91% at September 30, 1998.

     Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

     During the first quarter of fiscal 1997, the Small Business Job Protection Act of 1996 was signed into law which repealed the percentage of taxable income method of computing the bad debt deduction for savings institutions for tax years beginning after December 31, 1995. Beginning in fiscal year 1997, the Bank is required to recapture into income the excess of its June 30, 1996 loan loss reserves for "qualifying" and "nonqualifying" loans over its June 30, 1988 loan loss reserves for "qualifying" and "nonqualifying" loans. This excess which was $720,000 at June 30, 1998, is required to be recaptured ratably over a six year period. The onset of recapture was delayed in fiscal years 1998 and 1997 since the Bank met a residential loan origination requirement which allowed for a two year delay in recapture. At June 30, 1998, the Bank's recorded deferred tax liability of $245,000 provides for the recapture of the loan loss reserves.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The composition of the Bank's balance sheet results in maturity mismatches between interest-earning assets and interest-bearing liabilities. The scheduled maturities of the Bank's fixed rate interest-earning assets are longer than the scheduled maturities of its fixed rate interest-bearing liabilities. This mismatch exposes the Bank to interest rate risk. In a rising rate scenario, as measured by the OTS interest rate risk exposure simulation model, the estimated market or portfolio value ("PV") of the Bank's assets would decline in value to a greater degree than the change in the PV of the Bank's liabilities, thereby reducing net portfolio value ("NPV"), the estimated market value of its shareholders' equity.

     As of March 31, 1998, under a rate shock scenario of plus 200 basis points ("bp"), the Bank's pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 10.57%. The post-shock NPV ratio was estimated to be 9.99%, a decline of 58bp. As of June 30, 1998, the most recent report available, the Bank's sensitivity to interest rate changes decreased slightly. The post-shock ratio for a 200 bp increase in market interest rates as of June 30, 1998 was estimated to be 10.18%, a decrease of 30bp from the pre-shock NPV ratio estimate of 10.48%.

In managing the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. The effect of this policy will generally be to reduce the Bank's sensitivity to interest rate changes. The goal of this policy is to provide a relatively consistent level of net interest income in varying interest rate cycles and to minimize the potential for significant fluctuations from period to period.

Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES
                                   None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                   None

Item 5.   OTHER INFORMATION
                                   None

Item 6.   EXHIBITS AND REPORTS OF FORM 8-K

          a.   Exhibit 27.1 and Exhibit 27.2 are attached.

          b.   Report Form 8-K is not required to be filed at this time.

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



                                        HF Financial Corp.
                                   -------------------------------------------
                                        (Registrant)

Date:  11/5/98                by   /s/ Curtis L. Hage
     ----------                    -------------------------------------------
                                        Curtis L. Hage, Chairman,  President
                                        and Chief Executive Officer
                                        (Duly Authorized Officer)

Date:  11/6/98                by   /s/ Gene F. Uher
     ----------                    -------------------------------------------
                                        Gene F. Uher, Executive Vice President,
                                        Chief Operations Officer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)