Form 10-Q
period 1998-12-31
HF FINANCIAL CORP
filed 1999-02-12
CIK 881790

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19772

                               HF FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          46-0418532
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


     225 South Main Avenue, Sioux Falls, SD                    57104
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of February 10, 1999 there were 4,753,218 issued and outstanding shares of the Registrant's Common Stock, with $.01 par value.

                               HF FINANCIAL CORP.
                                   FORM 10-Q
                                     INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Statements of Financial Condition
                    As of December 31, 1998 and June 30, 1998                  1

                  Consolidated Statements of Income for the Three and
                    Six months ended December 31, 1998 and 1997                2

                  Consolidated Statement of Stockholders' Equity
                    for the Six months ended December 31, 1998                 3

                  Consolidated Statements of Cash Flows for the Six
                    months ended December 31, 1998 and 1997                  4-5

                  Notes to Consolidated Financial Statements                 6-7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8-21

         Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                               22

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           23

         Item 2.  Changes in Securities                                       23

         Item 3.  Default upon Senior Securities                              23

         Item 4.  Submission of Matters to a Vote
                    of Security Holders                                       23

         Item 5.  Other Information                                           23

         Item 6.  Exhibits and Reports on Form 8-K                            23

         Signatures                                                           24

Item 1.

                         HF FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Dollars in Thousands)
                                     (Unaudited)

                            ASSETS                                   December 31,       June 30,
                                                                        1998              1998
                                                                     ------------     ------------
Cash and cash equivalents                                            $     18,412     $     25,458
Securities available for sale                                              41,494           44,232
Mortgage-backed securities available for sale                              49,180           39,647
Loans receivable                                                          450,053          426,522
Loans held for sale                                                        14,666            9,616
Accrued interest receivable                                                 4,268            4,338
Foreclosed real estate and other properties                                   244              229
Office properties and equipment, at cost, net of
     accumulated depreciation                                              14,259           14,317
Prepaid expenses and other assets                                           4,416            1,999
Mortgage servicing rights                                                   1,592            1,423
Deferred income taxes                                                       4,017            3,198
                                                                     ------------     ------------
                                                                     $    602,601     $    570,979
                                                                     ------------     ------------
                                                                     ------------     ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                           $    440,844     $    446,424
  Advances from Federal Home Loan Bank
    and other borrowings                                                   89,154           50,635
  Advances by borrowers for taxes and insurance                             5,040            4,792
  Accrued interest payable                                                  5,519            5,898
  Other liabilities                                                         8,903            6,629
                                                                     ------------     ------------
    Total liabilities                                                     549,460          514,378
                                                                     ------------     ------------
Stockholders' Equity
  Preferred stock, $.01 par value, 500,000 shares authorized,
    none outstanding                                                            -                -
  Series A Junior Participating Preferred Stock, $1.00 stated
    value, 50,000 shares authorized, none outstanding                           -                -
  Common stock, $.01 par value, 10,000,000 shares authorized,
    4,753,218 and 4,730,276 shares outstanding at December 31,
    1998 and June 30, 1998                                                     48               47
  Additional paid-in capital                                               15,106           14,863
  Retained earnings, substantially restricted                              48,167           46,561
  Unearned compensation                                                      (340)            (340)
  Accumulated other comprehensive income                                      114               (9)
  Less cost of treasury stock, December 31, 1998 604,772 shares,
    June 30, 1998 334,222 shares                                           (9,954)          (4,521)
                                                                     ------------     ------------
                                                                           53,141           56,601
                                                                     ------------     ------------
                                                                     $    602,601     $    570,979
                                                                     ------------     ------------
                                                                     ------------     ------------

See Notes to Consolidated Financial Statements

                      HF FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands, Except Per Share Data)
                                 (Unaudited)

                                                        Three Months Ended December 31,          Six Months Ended December 31,
                                                        ------------------------------          ------------------------------
                                                            1998              1997                  1998              1997
                                                        ------------      ------------          ------------      ------------
Interest and dividend income:
  Loans receivable                                      $     10,261      $     10,069          $     20,145      $     20,247
  Mortgage-backed securities                                     689               458                 1,286               935
  Investment securities and interest-bearing deposits            622             1,093                 1,307             2,145
                                                        ------------      ------------          ------------      ------------
                                                              11,572            11,620                22,738            23,327
                                                        ------------      ------------          ------------      ------------
Interest expense:
  Deposits                                                     5,085             5,508                10,300            11,172
  Advances from Federal Home Loan Bank
    and other borrowings                                       1,072               972                 1,856             1,968
                                                        ------------      ------------          ------------      ------------
                                                               6,157             6,480                12,156            13,140
                                                        ------------      ------------          ------------      ------------

        Net interest income                                    5,415             5,140                10,582            10,187
Provision for losses on loans                                  1,696               804                 3,258             1,330
                                                        ------------      ------------          ------------      ------------
        Net interest income after provision
          for losses on loans                                  3,719             4,336                 7,324             8,857
                                                        ------------      ------------          ------------      ------------
Noninterest income:
  Credit card fee income                                       2,099             1,163                 5,161             1,984
  Fees on deposits                                               564               570                 1,164             1,105
  Loan servicing income                                          308               288                   618               554
  Loan fees and service charges                                  366               350                   606               677
  Gain on sale of loans                                          103                71                   300               584
  Other                                                          884               372                 1,241               736
                                                        ------------      ------------          ------------      ------------
                                                               4,324             2,814                 9,090             5,640
                                                        ------------      ------------          ------------      ------------
Noninterest expense:
  Compensation and employee benefits                           2,607             2,451                 5,240             4,932
  Credit card processing expense                               1,913               511                 3,862               856
  Other general and administrative expenses                    1,034               981                 2,078             2,062
  Occupancy and equipment                                        694               648                 1,384             1,301
     Federal insurance premiums                                   76                69                   151               137
     Other                                                        54                70                    98               223
                                                        ------------      ------------          ------------      ------------
                                                               6,378             4,730                12,813             9,511
                                                        ------------      ------------          ------------      ------------

        Income before income taxes                             1,665             2,420                 3,601             4,986

Income tax expense                                               578               798                 1,221             1,680
                                                        ------------      ------------          ------------      ------------
                Net income                              $      1,087      $      1,622          $      2,380      $      3,306
                                                        ------------      ------------          ------------      ------------
                                                        ------------      ------------          ------------      ------------
Earnings per  share:
  Basic                                                        $0.25             $0.36                 $0.55             $0.74
                                                        ------------      ------------          ------------      ------------
                                                        ------------      ------------          ------------      ------------
  Diluted                                                      $0.25             $0.35                 $0.54             $0.72
                                                        ------------      ------------          ------------      ------------
                                                        ------------      ------------          ------------      ------------

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Six Months Ended December 31, 1998
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                                      Accumulated
                                                    Additional                                           Other         Total
                                           Common     Paid-In   Retained     Unearned     Treasury   Comprehensive  Stockholders'
                                            Stock     Capital   Earnings   Compensation     Stock        Income       Equity
                                         ---------- ---------- ---------- -------------- ----------- -------------- -------------
Balance, June 30, 1998                    $     47   $ 14,863   $ 46,561     $   (340)    $ (4,521)    $     (9)      $ 56,601

Comprehensive income:
  Net income                                     -          -      2,380            -            -            -          2,380
  Change in unrealized gain (loss),
   available for sale, net of
   related deferred taxes of $63                 -          -          -            -            -          123            123
                                          --------   --------   --------     --------     --------     --------       --------
     Total comprehensive income                  -          -      2,380            -            -          123          2,503

Exercise of stock options for
  22,942 shares                                  1        243          -            -            -            -            244

Cash dividends paid ($0.18 per share)
  on common stock                                -          -       (774)           -            -            -           (774)

Purchase of treasury stock                       -          -          -            -       (5,433)           -         (5,433)
                                          --------   --------   --------     --------     --------     --------       --------

Balance, December 31, 1998                $     48   $ 15,106   $ 48,167     $   (340)    $ (9,954)    $    114       $ 53,141
                                          --------   --------   --------     --------     --------     --------       --------
                                          --------   --------   --------     --------     --------     --------       --------



See Notes to Consolidated Financial Statements

                     HF FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                                     SIX MONTHS ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                         1998             1997
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $      2,380     $      3,306
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision  for losses on loans                                          3,258            1,330
    Depreciation                                                              777              727
    Amortization of premiums and discounts, net:
      Securities available for sale                                           (10)              (6)
      Mortgage-backed securities available for sale                            12             (144)
    Reduction in cost of intangible assets                                      -                3
    Reduction in mortgage servicing rights                                    132              101
    Increase (decrease) in deferred loan fees                                 364             (371)
    Loans originated for resale                                           (34,483)         (40,953)
    Proceeds from the sale of loans                                        34,783           41,240
    (Gain) on sale of loans                                                  (300)            (584)
    Mortgage servicing rights capitalized                                    (104)             (77)
    (Gain) on sale of securities, net                                          (3)             (10)
    Losses and provision for losses on sales of
      foreclosed real estate and other properties, net                         28              152
    (Gain) loss on disposal of office properties and equipment, net            29               (5)
    (Increase) decrease in accrued interest receivable                         70             (219)
    (Increase) decrease in prepaid expenses and other assets               (2,417)             124
    (Increase) decrease in deferred income taxes                             (882)             167
    Increase (decrease) in accrued interest payable and other
      liabilities                                                           1,895           (1,872)
                                                                     ------------     ------------
        Net cash provided by operating activities                    $      5,529     $      2,909
                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans purchased                                                         (20,342)          (7,506)
  Loans made to customers                                                (109,898)         (99,213)
  Principal collected on loans                                             95,232           94,502
  Sale of participation interests in loans                                  2,500           16,550
  Mortgage-backed securities available for sale:
    Sales                                                                   4,489                -
    Purchases                                                             (21,430)               -
    Repayments                                                              7,435            2,632
  Securities available for sale:
    Sales and maturities                                                   24,005           14,054
    Purchases                                                             (21,106)         (33,058)
  Proceeds from sale of office properties and equipment                        44               49
  Purchase of office properties and equipment                                (792)            (490)
  Purchase of mortgage servicing rights                                      (197)            (123)
  Proceeds from sale of foreclosed real estate
    and other properties, net                                                 262              571
                                                                     ------------     ------------
        Net cash (used in) investing activities                      $    (39,798)    $    (12,032)
                                                                     ------------     ------------

See Notes to Consolidated Financial Statements

                      HF FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                     SIX MONTHS ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                         1998             1997
                                                                     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                 $     (5,580)    $     26,427
 Proceeds of advances from Federal Home Loan Bank
   and other borrowings                                                    59,600           25,000
 Payments on advances from Federal Home Loan Bank
   and other borrowings                                                   (21,081)         (34,049)
 Increase in advances by borrowers for
   taxes and insurance                                                        248              414
 Purchase of treasury stock                                                (5,433)            (488)
 Proceeds from issuance of common stock                                       243              140
 Cash dividends paid                                                         (774)            (666)
                                                                     ------------     ------------
        Net cash provided by financing activities                    $     27,223     $     16,778
                                                                     ------------     ------------

        Increase (decrease) in cash and cash equivalents             $     (7,046)    $      7,655

Cash and Cash Equivalents
  Beginning                                                                25,458           17,957
                                                                     ------------     ------------
  Ending                                                             $     18,412     $     25,612
                                                                     ------------     ------------
                                                                     ------------     ------------



See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For The Six months ended December 31, 1998 and 1997
                             (Dollars in Thousands)
                                   (unaudited)

NOTE 1. SELECTED ACCOUNTING POLICIES

BASIS OF PRESENTATION:

        The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of HF Financial Corp. (the "Company"), its subsidiaries, HomeFirst Mortgage Corp. (formerly known as HF Mortgage Corp.), HF Card Services L.L.C. and Home Federal Savings Bank, (the "Bank") and the Bank's subsidiaries.

NOTE 2. REGULATORY CAPITAL

The following table sets forth the Bank's compliance with its capital requirements at December 31, 1998:

                                                       AMOUNT         PERCENT
                                                       ------         -------
     Tier I (Core) capital:
       Required  . . . . . . . . . . . . . . . . .     $18,018         3.00%
       Actual  . . . . . . . . . . . . . . . . . .      44,764         7.45
       Excess  . . . . . . . . . . . . . . . . . .      26,746         4.45
     Risk-based capital:
       Required. . . . . . . . . . . . . . . . . .     $32,618         8.00%
       Actual  . . . . . . . . . . . . . . . . . .      49,896        12.24
       Excess  . . . . . . . . . . . . . . . . . .      17,278         4.24

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

        Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended December 31, 1998 and 1997 as adjusted was 4,284,121 and 4,461,514 respectively. The weighted average number of common shares outstanding for the six month period ended December 31, 1998 and 1997 as adjusted was 4,302,085 and 4,467,028 respectively.

        Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended December 31, 1998 and 1997 as adjusted was 4,356,389 and 4,585,575 respectively. The weighted average number of common and dilutive potential common shares outstanding for the six month period ended December 31, 1998 and 1997 as adjusted was 4,411,153 and 4,585,083 respectively.

NOTE 4. NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS")

        The FASB issued SFAS No. 130, " Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement was adopted July 1, 1998 and is reflected in the accompanying consolidated financial statements.

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

        The FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement further amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage Banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage Banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage Banking enterprise. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. As of December 31, 1998, the Company has no securitized mortgage loans held for sale. There is no impact from this Statement on the Company's consolidated financial statements at December 31, 1998.

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

        HomeFirst Mortgage Corp. is a South Dakota Corporation which had an office in Omaha, Nebraska. The Mortgage Corp. was a mortgage Banking operation that originated one-to four-family residential loans which were sold into the secondary market and to the Bank. The Company ceased operation of HomeFirst Mortgage Corp. during the first quarter of fiscal 1998.

        HF Card Services was established to provide secured, partially secured and unsecured credit cards nationwide. The target market for HF Card Services is sub-prime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional card issuers.

        The Company's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed securities and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets. To better insulate itself from such risk, the Company has, over the last few years, attempted to increase both numerically and on a percentage basis its holding of consumer and commercial loans The Company's net income is also affected by, among other things, gains and losses on sales of foreclosed property, loans, mortgage-backed securities and securities available for sale, provisions for loan losses, service charge fees, subsidiary activities, operating expenses and income taxes.

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

ACQUISITION OF DAKOTA STATE BANK

        On December 15, 1998 the Bank and Dakota State Bank ("DSB") jointly announced the signing of a definitive Stock Purchase Agreement whereby the Bank will acquire 100% of the outstanding capital stock of DSB for cash consideration. With the acquisition, the Company's assets will increase to approximately $650.0 million. Regulatory approval is expected in the second half of fiscal 1999. The new locations along the Interstate 29 highway corridor between Sioux Falls and Brookings support the Company's expansion into commercial and agricultural markets. The Company will operate 25 branches in 18 South Dakota communities and will continue to offer Internet Banking which serves customers nationwide.

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

        In May 1997, the Company developed a five-step plan that follows the guidelines as specified by the Federal Financial Institutions Examination Councils. As this council provides new requirements, the plan is modified to reflect the new requirements. Management of the Company is updated at least monthly on the status of the plan and the Bank's Information Systems Steering Committee has changed from a quarterly meeting to a bi-monthly meeting to be more proactive on Year 2000. In addition, the Board of Directors of the Company is updated on the status of the Year 2000 project on a quarterly basis at its regularly scheduled meetings or as circumstances may change requiring new information to be shared with the Board of Directors. The five stages of the plan are as follows: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases were completed by December 31, 1997. The assessment phase included hardware, software and third party vendors that provide a service to the Company (i.e. utility companies, alarm companies, payroll providers, electronic funds transfer providers, insurance providers, loan participation companies, mortgage loan secondary market agencies, and governmental agencies). The renovation, validation and implementation phases are near completion as planned. Currently, all mission critical systems that are known to be noncompliant with Year 2000 have already been renovated as of December 31, 1998. As of December 31, 1998, there were 3 non-mission critical systems that needed to be renovated and are scheduled for renovation in the third quarter of fiscal 1999. In May 1996, the Bank installed new hardware and operations systems software that the vendor has represented to be Year 2000 compliant. All mission critical systems of the 1996 installation, both hardware and software, are scheduled to be tested in the first half of fiscal 1999. Testing has been completed and verified for the Bank's core processing system for the dates of September 9,1999, December 31, 1999, January 2, 2000, February 29, 2000, and March 31, 2000. Testing for December 31, 2000 is scheduled for March of 1999. All mission critical PC software applications have been tested for all specific dates as determined by the Federal Financial Institution Examination Council's guidelines. In addition, testing will be performed with service providers that are providing the capability to test with the Bank. The Company will continue its Year 2000 plan in 1999 by continually monitoring updates as provided by vendors.

        The Bank has written contingency plans for all software and hardware providers. In addition, contingency plans are also being written for all outside service providers. These contingency plans are now under review for adequacy and if applicable, will be tested. The Bank is also involved in a customer awareness and employee education program regarding the year 2000.

        Based on the Bank's review of its computer systems, management believes the cost of the corrections to make the systems Year 2000 compliant to be less than $80,000. Approximately $20,000 was incurred in fiscal 1998 with an additional $45,000 incurred in the six months ended December 31, 1998. The Bank sees no further major expenditures that are Year 2000 related. In addition, approximately 2,000 to 2,500 man hours are expected to be incurred by Bank personnel related to Year 2000 issues which have an estimated cost of $70,000. Management expects these costs to be incurred in fiscal 1999. Such costs will be charged against income as they are incurred.

FINANCIAL CONDITION DATA

         At December 31, 1998, the Company had total assets of $602.6 million, an increase of $31.6 million from the level at June 30, 1998. The increase in assets was due primarily to an increase in loans receivable of $23.5 million, mortgage-backed securities of $9.5 million and loans held for sale of $5.1 million. The increase in loans receivable, mortgage-backed securities and loans held for sale was funded primarily by a decrease in cash and cash equivalents of $7.0 million, a decrease in securities available for sale of $2.7 million and an increase in advances from Federal Home Loan Bank ("FHLB") and other borrowings of $38.5 million from the levels at June 30, 1998. The remaining excess funds received from advances from FHLB and other borrowings were used to offset the decrease in deposits of $5.6 million and the increase in prepaid expenses and other assets of $2.4 million from the levels at June 30, 1998. In addition, stockholders' equity decreased from $56.6 million at June 30, 1998 to $53.1 million at December 31, 1998, primarily due to the purchase of treasury stock of $5.4 million and the payment of cash dividends of $774,000 which was partially offset by net income of $2.4 million.

        The increase in loan receivables of $23.5 million was primarily the result of originations exceeding amortizations, sales and prepayments of principal. The increase in loan receivables resulted partially from growth in the credit card loan portfolio of $7.1 million to $19.4 million at December 31, 1998 as compared to $12.3 million at June 30, 1998.

        The increase in mortgage-backed securities of $9.5 million was primarily the result of purchases exceeding sales, amortizations and prepayments of principal. The Bank purchased mortgage-backed securities in the amount of $21.4 million and sold mortgage-backed securities in the amount of $4.5 million during the six months ended December 31, 1998. The Bank's purchases of mortgage-backed securities included $14.9 million of thirty year, fixed-rate, mortgage-backed securities and $6.5 million of thirty year, fixed-rate, mortgage-backed securities that have a principal payment balloon in the seventh year.

        The decrease in securities of $2.7 million from the level at June 30, 1998 is primarily due to calls and maturities of securities available for sale of $24.0 million exceeding purchases of $21.1 million during the six months ended December 31, 1998. The Bank's purchases of securities available for sale were comprised primarily of U.S. Government agency securities which have a maturity of three years or less that have a call feature that varies from three months to one year.

        The $5.6 million decrease in deposits was primarily due to a decrease in savings accounts of $10.6 million and a decrease in certificates of deposit of $7.9 million which were partially offset by an increase in money market accounts of $7.8 million and an increase in demand and now accounts of $5.1 million. As of December 31, 1998, the Bank had total deposits from local governmental entities of $52.1 million.

        Advances from the FHLB and other borrowings increased $38.5 million for the six month period ended December 31, 1998 primarily due to the Company obtaining new advances in the amount of $59.6 million which were partially offset by payments of $21.1 million on advances and other borrowings during the six month period ended December 31, 1998.

ANALYSIS OF NET INTEREST INCOME

        Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

        AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the three and six months ended December 31, 1998 and 1997 include fees which are considered adjustments to yield.

                                                            THREE MONTHS ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------
                                                       1998                                  1997

                                       -------------------------------------  -----------------------------------
                                           Average     Interest                   Average    Interest
                                       Outstanding      Earned/      Yield/   Outstanding     Earned/     Yield/
                                           Balance         Paid        Rate       Balance        Paid       Rate
                                       ------------  -----------  ----------  ------------  ----------   --------
                                                                (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                 $459,236     $ 10,261       8.94%      $445,892    $ 10,069       9.03%
     Mortgage-backed securities             47,066          689       5.86%        28,611         458       6.40%
     Other investment securities (2)        38,720          557       5.75%        68,038       1,001       5.88%
     FHLB stock                              3,968           65       6.55%         5,222          92       7.05%
                                       ------------  -----------  ----------  ------------  ----------   --------

Total interest-earning assets             $548,990     $ 11,572       8.43%      $547,763    $ 11,620       8.49%
                                                     -----------  ----------                ----------   --------
                                                     -----------  ----------                ----------   --------
     Noninterest-earning assets             31,472                                 31,081
                                       ------------                           ------------
Total assets                              $580,462                               $578,844
                                       ------------                           ------------
                                       ------------                           ------------

Interest-bearing liabilities:
     Checking and money market            $107,262    $     670       2.50%     $  88,354    $    567       2.57%
     Savings                                43,269          311       2.88%        49,992         445       3.56%
     Certificates of deposit               281,160        4,104       5.84%       299,702       4,496       6.00%
                                       ------------  -----------  ----------  ------------  ----------   --------
          Total deposits                  $431,691    $   5,085       4.71%      $438,048    $  5,508       5.03%
     FHLB advances and other borrowings     77,210        1,072       5.55%        66,960         972       5.81%
                                       ------------  -----------  ----------  ------------  ----------   --------

Total interest-bearing liabilities        $508,901    $   6,157       4.84%      $505,008    $  6,480       5.13%
                                                     -----------  ----------                ----------   --------
                                                     -----------  ----------                ----------   --------
     Other liabilities                      17,125                                 18,760
                                       ------------                           ------------
Total liabilities                         $526,026                               $523,768
                                            54,436                                 55,076
                                       ------------                           ------------
Total liabilities and equity              $580,462                               $578,844
                                       ------------                           ------------
                                       ------------                           ------------

Net interest income; interest rate spread             $   5,415       3.59%                  $  5,140       3.36%
                                                     -----------  ----------                ----------   --------
                                                     -----------  ----------                ----------   --------

Net interest margin (3)                                               3.95%                                 3.75%
                                                                  ----------                             --------
                                                                  ----------                             --------

--------------------------------------------------------------------------------
(1)  Includes interest on accruing loans past due 90 days or more.
(2)  Includes primarily U.S. Government securities.
(3) Net interest margin is net interest income divided by average interest-earning assets.


                                                             SIX MONTHS ENDED DECEMBER 31,

                                       --------------------------------------------------------------------------
                                                       1998                                  1997
                                       -------------------------------------  -----------------------------------
                                           Average     Interest                   Average     Interest
                                       Outstanding      Earned/      Yield/   Outstanding      Earned/    Yield/

                                           Balance     Paid            Rate       Balance     Paid          Rate
                                       --------------------------------------------------------------------------
                                                                (Dollars in Thousands)

Interest-earning assets:

     Loans receivable (1)                 $450,009     $ 20,145       8.95%      $450,008     $ 20,247     9.00%
     Mortgage-backed securities                                       5.89%                                6.39%
                                            43,670        1,286                    29,256          935
     Other investment securities (2)                                  5.90%                                5.85%
                                            39,985        1,180                    67,039        1,961
     FHLB stock                                                       6.66%                                7.05%
                                             3,813          127                     5,222          184
                                       ------------ ------------ -----------  ------------ ------------ ---------
                                       ------------ ------------ -----------  ------------ ------------ ---------

Total interest-earning assets             $537,477     $ 22,738       8.46%      $551,525     $ 23,327     8.46%
                                                    ------------ -----------               ------------ ---------
                                                    ------------ -----------               ------------ ---------
     Noninterest-earning assets

                                            29,796                                 30,139
                                       ------------                           ------------
                                       ------------                           ------------
Total assets                              $567,273                               $581,664
                                       ------------                           ------------
                                       ------------                           ------------

Interest-bearing liabilities:

     Checking and money market            $103,438    $   1,326       2.56%     $  84,648    $   1,074     2.54%
     Savings                                                          3.17%                                3.70%
                                            46,059          731                    55,393        1,024
     Certificates of deposit               279,915                    5.89%       300,952                  6.03%
                                                          8,243                                  9,074
                                       ------------ ------------ -----------  ------------ ------------ ---------
                                       ------------ ------------ -----------  ------------ ------------ ---------
          Total deposits                  $429,412     $ 10,300       4.80%      $440,993     $ 11,172     5.07%
     FHLB advances and other                                          5.63%                                5.81%
borrowings                                  65,919        1,856                    67,714        1,968
                                       ------------ ------------ -----------  ------------ ------------ ---------
                                       ------------ ------------ -----------  ------------ ------------ ---------

Total interest-bearing liabilities        $495,331     $ 12,156       4.91%      $508,707     $ 13,140     5.17%
                                                    ------------ -----------               ------------ ---------
                                                    ------------ -----------               ------------ ---------
     Other liabilities

                                            17,361                                 18,589
                                       ------------                           ------------
                                       ------------                           ------------
Total liabilities                         $512,692                               $527,296
     Equity
                                            54,581                                 54,368
                                       ------------                           ------------
                                       ------------                           ------------
Total liabilities and equity              $567,273                               $581,664
                                       ------------                           ------------
                                       ------------                           ------------

Net interest income; interest rate
spread                                                 $ 10,582       3.55%                   $ 10,187     3.29%
                                                    ------------ -----------               ------------ ---------
                                                    ------------ -----------               ------------ ---------

Net interest margin (3)                                               3.94%                                3.69%
                                                                 -----------                            ---------
                                                                 -----------                            ---------

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

                                            Three Months Ended December 31,                  Six Months Ended December 31,
                                     ----------------------------------------------  ----------------------------------------------
                                                     1998 vs. 1997                                   1998 vs. 1997
                                     ----------------------------------------------  ----------------------------------------------
                                       Increase        Increase                         Increase        Increase
                                      (Decrease)      (Decrease)         Total         (Decrease)      (Decrease)         Total
                                        Due to          Due to          Increase         Due to          Due to          Increase
                                        Volume           Rate          (Decrease)        Volume           Rate          (Decrease)
                                     ------------    ------------     ------------    ------------    ------------     ------------
                                                                          (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                  $   300         $  (108)        $   192         $   --          $  (102)         $  (102)
   Mortgage-backed securities                283             (52)            231             443             (92)             351
   Other investment securities (2)          (426)            (18)           (444)           (795)             14             (781)
   FHLB stock                                (21)             (6)            (27)            (48)             (9)             (57)
                                     -------------   -------------    -------------  -------------    -------------   -------------
Total interest-earning assets            $   136         $  (184)        $   (48)        $  (400)        $  (189)         $  (589)
                                     -------------   -------------    -------------  -------------    -------------   -------------
                                     -------------   -------------    -------------  -------------    -------------   -------------

Interest-bearing liabilities:
  Checking and money market              $   120         $   (17)        $   103         $   239         $    13          $   252
  Savings                                    (54)            (80)           (134)           (160)           (133)            (293)
  Certificates of deposit                   (274)           (118)           (392)           (627)           (204)            (831)
                                     -------------   -------------    -------------  -------------    -------------   -------------
    Total deposits                          (208)           (215)            (423)          (548)           (324)            (872)

FHLB advances and other borrowings           146             (46)             100            (52)            (60)            (112)
                                     -------------   -------------    -------------  -------------    -------------   -------------

Total interest-bearing liabilities       $   (62)        $  (261)         $  (323)       $  (600)        $  (384)         $  (984)
                                     -------------   -------------    -------------  -------------    -------------   -------------
                                     -------------   -------------    -------------  -------------    -------------   -------------

Net interest income increase                                              $   275                                         $   395
                                                                      -------------                                   -------------
                                                                      -------------                                   -------------


--------------------------------------------------------------------------------

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

                                                                        Nonperforming Assets As Of
                                                                --------------------------------------------
                                                                  December 31,                 June 30,
                                                                ------------------        ------------------
                                                                      1998                       1998
                                                                ------------------        ------------------
                                                                          (Dollars in Thousands)
Nonaccruing loans:
     One- to four-family                                             $    365                   $    623
     Commercial real estate                                               415                        719
     Multi-family                                                         --                         --
     Mobile homes                                                          55                         31
     Credit cards                                                         --                         --
     Consumer                                                             531                        482
     Agriculture                                                          225                        --
     Commercial business                                                  159                        396
                                                                ------------------        ------------------
              Total                                                  $  1,750                   $  2,251
                                                                ------------------        ------------------

Accruing loans delinquent more than 90 days:
     One- to four-family                                             $    --                    $    --
     Commercial real estate                                               --                         --
     Multi-family                                                         --                         --
     Mobile homes                                                         --                         --
     Credit cards                                                       1,601                        530
     Consumer                                                             --                         --
     Agriculture                                                          --                         --
     Commercial business                                                  --                         --
                                                                ------------------        ------------------
              Total                                                  $  1,601                   $    530
                                                                ------------------        ------------------

Foreclosed assets:
     One- to four-family                                             $    123                   $     22
     Commercial real estate                                               --                         --
     Multi-family                                                         --                         --
     Mobile homes                                                          55                         67
     Credit cards                                                         --                         --
     Consumer                                                              66                        140
     Agriculture                                                          --                         --
     Commercial business                                                  --                         --
                                                                ------------------        ------------------
              Total                                                  $    244                   $    229
                                                                ------------------        ------------------

Total nonperforming assets                                           $  3,595                   $  3,010
                                                                ------------------        ------------------
                                                                ------------------        ------------------

Ratio of nonperforming assets to total assets                            0.60%                     0.53%
                                                                ------------------        ------------------
                                                                ------------------        ------------------

Ratio of nonperforming loans to total loans                              0.71%                     0.63%
                                                                ------------------        ------------------
                                                                ------------------        ------------------


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

        Nonperforming assets increased to $3.6 million at December 31, 1998 from $3.0 million at June 30, 1998, an increase of $585,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.60% at December 31, 1998 as compared to 0.53% at June 30, 1998.

        Nonaccruing loans decreased from $2.3 million at June 30, 1998 to $1.8 million at December 31, 1998, a decrease of $501,000. Included in nonaccruing loans at December 31, 1998 were twelve loans totaling $365,000 secured by one-to four-family real estate, two loans totaling $415,000 secured by commercial real estate, six mobile home loans totaling $55,000, thirty-five consumer loans totaling $531,000, two agriculture loans totaling $225,000 and five commercial business loans totaling $159,000. For the six months ended December 31, 1998, gross interest income of $30,000 would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms. Gross interest income of $40,000 was recognized as income on loans accounted for on a nonaccrual basis.

        Accruing credit card loans delinquent more than 90 days increased to $1.6 million at December 31, 1998 from $530,000 at June 30, 1998. Additionally, $4.8 million of credit card loans are delinquent 30 days at December 31, 1998 as compared to $2.4 million at June 30, 1998. Management has determined that increased delinquencies were primarily due to a change in loan underwriting criteria during the fourth quarter of fiscal 1998 that had the impact of reducing the overall quality of credit card loans that were originated from the fourth quarter of fiscal 1998 through the first six months of fiscal 1999. Management is reviewing the increased level of credit card delinquencies, and the loan underwriting criteria and collection procedures in the credit card portfolio and will cease processing credit card applications under the current underwriting criteria by March 5, 1999, the earliest contractual date possible. Net charge-offs for the six months ended December 31, 1998 were $1.6 million as compared to $189,000 for the same period in fiscal 1998. Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $9.7 million in the next six months. Of this amount, about 31% will be a charge-off against allowance for loan losses, of which the Company currently provides a loan loss reserve of 22% of credit card loans in the allowance. The remaining 69% will be charged against deferred credit card fee income, interest income and credit card fee income in future periods. The Company is discussing the ramifications of the above projections with its 49% partner in HF Card Services to institute changes in loan underwriting criteria and collection procedures which should enhance the profitability of any future credit card products.

        Foreclosed assets increased to $244,000 at December 31, 1998 from $229,000 at June 30, 1998, an increase of $15,000.

        At December 31, 1998, the Bank had approximately $8.0 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the December 31, 1998 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at December 31, 1998 will be adequate in the future.

        The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.

                                                             Six Months Ended
                                                      -------------------------------
                                                          12/31/98          12/31/97
                                                      -------------      ------------
                                                          (Dollars in Thousands)

Balance at beginning of period                           $  7,199          $  4,526
CHARGE-OFFS:
  One- to four-family                                         (20)              (77)
  Commercial                                                  --                --
  Commercial business                                         (61)              --
  Consumer                                                   (507)             (541)
  Agriculture                                                (446)              --
  Credit cards                                             (1,643)             (330)
  Mobile homes                                                (35)             (117)
                                                      -------------      ------------
    Total charge-offs                                    $ (2,712)         $ (1,065)
                                                      -------------      ------------

RECOVERIES:
  One- to four-family                                    $     11          $     10
  Commercial                                                  --                --
  Multi-family                                                --                --
  Commercial business                                          53               --
  Consumer                                                     98                87
  Agriculture                                                 --                --
  Credit cards                                                 79               141
  Mobile homes                                                 18                15
                                                      -------------      ------------
    Total recoveries                                     $    259          $    253
                                                      -------------      ------------

    Net (charge-offs)                                    $ (2,453)         $   (812)

Additions charged to operations                             3,258             1,330
                                                      -------------      ------------

Balance at end of period                                 $  8,004          $  5,044
                                                      -------------      ------------
                                                      -------------      ------------

Ratio of net (charge-offs) recoveries
  during the period to average loans outstanding
  during the period                                         (0.55)%           (0.18)%
                                                      -------------      ------------
                                                      -------------      ------------

Ratio of allowance for loan losses to total
  loans at end of period                                     1.69%             1.14%
                                                      -------------      ------------
                                                      -------------      ------------

Ratio of allowance for loan losses to
  nonperforming loans at end of period (1)                 238.85%           290.89%
                                                      -------------      ------------
                                                      -------------      ------------

(1) Nonperforming loans includes nonaccruing loans And accruing loans delinquent more than 90 days.

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                             At December 31, 1998                At June 30, 1998
                                                         ------------------------------    -----------------------------
                                                                           Percent of                       Percent of
                                                                            Loans in                         Loans in
                                                                              Each                             Each
                                                                          Category to                       Category to
                                                            Amount        Total Loans         Amount        Total Loans
                                                         -------------    ------------     -------------    ------------
                                                                              (Dollars in Thousands)

One- to four-family                                        $  1,159          29.85%           $  1,203         29.12%

Commercial and multi-family real estate (1)                     888          22.90%                967         23.41%

Commercial  business                                            385           9.92%                377          9.13%

Consumer                                                      1,076          27.74%              1,219         29.49%

Agricultural                                                    145           3.74%                150          3.63%

Credit cards                                                  4,274           3.85%              3,181          2.74%

Mobile homes                                                     77           2.00%                102          2.48%
                                                         -------------    ------------     -------------    ------------

   Total                                                   $  8,004         100.00%           $  7,199        100.00%
                                                         -------------    ------------     -------------    ------------
                                                         -------------    ------------     -------------    ------------


(1)   Includes construction loans.

        The allowance for loan losses was $8.0 million at December 31, 1998 as compared to $7.2 million at June 30, 1998. The ratio of the allowance for loan losses to total loans was 1.69% at December 31, 1998 and 1.62% at June 30, 1998. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Bank continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio, historical experience and as economic conditions dictate.

        The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000 and a monthly credit review and reporting process on all types of loans that results in the calculation of the guidelines reserves based on the risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit and other factors that in management's judgment deserve recognition. In regard to credit card loans, the Company is providing a reserve in a range of 22% to 30% of the loan balance until the credit card portfolio becomes seasoned. As of December 31, 1998, $4.3 million of the $8.0 million allowance for loan losses was reserved for the credit card loan portfolio. The Company has historically maintained a positive variance from the minimum estimated allowance for loan losses based on the analyses that are conducted by Bank management and corporate credit personnel. This unallocated portion of the allowance is based upon assessment of general economic conditions as well as specific economic factors in the individual locations the Company serves. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's historical loss factors; and it recognizes that knowledge of the portfolio may be incomplete. Management has reviewed the allocations in the various classifications of loans and believes the allowance was adequate at all times during the six months ended December 31, 1998 and the fiscal year ended June 30, 1998.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

        GENERAL. The Company's net income decreased $926,000 to $2.4 million for the six months ended December 31, 1998 as compared to $3.3 million for the six months ended December 31, 1997. As discussed in more detail below, this decrease was due primarily to an increase in noninterest expense of $3.3 million and an increase in provision for losses on loans of $1.9 million. These increases were partially offset by an increase in noninterest income of $3.5 million, an increase in net interest income of $395,000 and a reduction in income tax expense of $459,000.

        INTEREST INCOME. Interest income decreased $589,000 from $23.3 million for the six months ended December 31, 1997 to $22.7 million for the six months ended December 31, 1998. This decrease was primarily due to a decrease in the average balance of interest-earnings assets. The average balance of interest-earning assets decreased $14.0 million when comparing the six months ended December 31, 1998 to the same period in the prior fiscal year.

        INTEREST EXPENSE. Interest expense decreased $984,000 from $13.1 million for the six months ended December 31, 1997 to $12.2 million for the six months ended December 31, 1998. This decrease was largely attributable to a decrease in the average balance of interest-bearing liabilities and to a decrease in the rates paid on interest-bearing liabilities. The average rates paid on interest-bearing liabilities decreased from 5.17% to 4.91% for the six months ended December 31, 1997 and December 31, 1998, respectively. The average balance of interest-bearing liabilities decreased $13.4 million for the six months ended December 31, 1998 as compared to the same period in the prior fiscal year.

        NET INTEREST INCOME. The Company's net interest income for the six months ended December 31, 1998 increased $395,000, or 3.88%, to $10.6 million as compared to $10.2 million for the same period ended December 31, 1997. The increase in the net interest income reflects an overall increase in the net interest spread on average interest-earning assets from 3.29% for the six months ended December 31, 1997 to 3.55% for the six months ended December 31, 1998. The increase in the net interest spread was primarily due to a decrease in the rates paid on interest-bearing liabilities from 5.17% for the six months ended December 31, 1997 to 4.91% for the six months ended December 31, 1998.

        During the six months ended December 31, 1998, the Company increased its average balances of commercial, agricultural and credit card loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sold the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. However, lending activity will carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

        PROVISION FOR LOSSES ON LOANS. During the six months ended December 31, 1998, the Company recorded a provision for losses on loans of $3.3 million as compared to $1.3 million for the six months ended December 31, 1997. The provision for losses on loans of $3.3 million for the six months ended December 31, 1998 compared to the same period in fiscal 1998 is primarily to provide for future expected write-offs on credit card loans and reflects management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

        During the six months ended December 31, 1998, the Company had net charge-offs of credit card loans of $1.6 million as compared to $189,000 for the six months ended December 31, 1997. The net charge-offs for the six months ended December 31, 1998 exceeded management's expectations. Delinquencies on credit card loans increased from 19.66% at June 30, 1998 to 24.55% at December 31, 1998.

        NONINTEREST INCOME. Noninterest income was $9.1 million for the six months ended December 31, 1998 as compared to $5.6 million for the six months ended December 31, 1997, an increase of $3.5 million.

        The increase in credit card fee income of $3.2 million for the six months ended December 31, 1998 as compared to the same period in fiscal 1998 is primarily due to an increase in fees received on unsecured credit cards. This is a result of the credit card loan portfolio increasing from $12.3 million at June 30, 1998 to $19.4 million at December 31, 1999. The credit card loan portfolio had a balance of $4.8 million at December 31, 1997. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. A reduction in future credit card applications will decrease the level of these fees. Interest income on credit card loans is included in interest income on loans.

        NONINTEREST EXPENSE. Noninterest expense increased $3.3 million from $9.5 million for the six months ended December 31, 1997 to $12.8 million for the six months ended December 31, 1998.

        There was an increase of $3.0 million in the cost of third party processors of credit cards. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the increased amount of unsecured credit card loans. The Company began processing credit cards in the second quarter of fiscal 1997.

        INCOME TAX EXPENSE. The Company's income tax expense for the six months ended December 31, 1998 was $1.2 million as compared to $1.7 million for the six months ended December 31, 1997, a decrease of $459,000. This decrease was primarily due to the decrease in the Company's income before income tax

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

        GENERAL. The Company's net income decreased $535,000 to $1.1 million for the three months ended December 31, 1998 as compared to $1.6 million for the three months ended December 31, 1997. As discussed in more detail below, this decrease was due primarily to an increase in noninterest expense of $1.6 million and an increase in provision for losses on loans of $892,000. These increases were partially offset by an increase in noninterest income of $1.5 million, an increase in net interest income of $275,000 and a reduction in income tax expense of $220,000.

        INTEREST INCOME. Interest income decreased $48,000 when comparing the three months ended December 31, 1998 to the three months ended December 31, 1997. This decrease was primarily due to a decrease in the average yield of interest-earnings assets which was partially offset by an increase in the average balance of interest-earning assets. The average yield on interest-earning assets decreased from 8.49% to 8.43% for the three months ended December 31, 1997 and December 31, 1998, respectively. The average balance of interest-earning assets increased $1.2 million when comparing the three months ended December 31, 1998 to the same period in the prior fiscal year.

        INTEREST EXPENSE. Interest expense decreased $323,000 from $6.5 million for the three months ended December 31, 1997 to $6.2 million for the three months ended December 31, 1998. This decrease was largely attributable to a decrease in the average rate paid on interest-bearing liabilities. The average rates on interest-bearing liabilities decreased from 5.13% to 4.84% for the three months ended December 31, 1997 and December 31, 1998, respectively.

        NET INTEREST INCOME. The Company's net interest income for the three months ended December 31, 1998 increased $275,000, or 5.35%, to $5.4 million as compared to $5.1 million for the same period ended December 31, 1997. The increase in the net interest income reflects an overall increase in the net interest spread on average interest-earning assets from 3.36% for the three months ended December 31, 1997 to 3.59% for the three months ended December 31, 1998. The increase in the net interest spread was primarily due to a decrease in the rates paid on interest-bearing liabilities from 5.13% for the three months ended December 31, 1997 to 4.84% for the three months ended December 31, 1998.

        During the three months ended December 31, 1998, the Company increased its average balances of commercial, agricultural and credit card loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sold the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. However, lending activity will carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

        PROVISION FOR LOSSES ON LOANS. During the three months ended December 31, 1998, the Company recorded a provision for losses on loans of $1.7 million as compared to $804,000 for the three months ended December 31, 1997. The provision for losses on loans of $1.7 million for the three months ended December 31, 1998 compared to the same period in fiscal 1998 is primarily to provide for future expected write-offs on credit card loans and to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

        NONINTEREST INCOME. Noninterest income was $4.3 million for the three months ended December 31, 1998 as compared to $2.8 million for the three months ended December 31, 1997, an increase of $1.5 million.

        The increase in credit card fee income of $936,000 for the three months ended December 31, 1998 as compared to the same period in fiscal 1998 is primarily due to an increase in fees received on unsecured credit cards. This is a result of the credit card loan portfolio increasing from $17.0 million at September 30, 1998 to $19.4 million at December 31, 1999. The balance of the credit card loan portfolio at December 31, 1997 was $4.8 million. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. A reduction in future credit card applications will decrease the level of these fees. Interest income on credit card loans is included in interest income on loans.

        NONINTEREST EXPENSE. Noninterest expense increased $1.6 million from $4.7 million for the three months ended December 31, 1997 to $6.4 million for the three months ended December 31, 1998.

        There was an increase of $1.4 million in the cost of third party processors of credit cards. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the increased amount of unsecured credit card loans. The Company began processing credit cards in the second quarter of fiscal 1997.

        INCOME TAX EXPENSE. The Company's income tax expense for the three months ended December 31, 1998 was $578,000 as compared to $798,000 for the three months ended December 31, 1997, a decrease of $220,000. This decrease was primarily due to the decrease in the Company's income before income tax. This decrease was partially offset by the increase in the effective tax rate from 32.98% for the three months ended December 31, 1997 to 34.71% for the three months ended December 31, 1998.

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

        Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At December 31, 1998, the Bank's regulatory liquidity ratio was 8.17%.

        Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the six months ended December 31, 1998, the Bank required funds beyond its ability to generate funds internally. Thus it used its borrowing capacity with the FHLB by obtaining advances, which increased its borrowings with the FHLB by $38.5 million.

        The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1998, the Bank had outstanding commitments to originate or purchase loans of $41.3 million and to sell loans of $18.9 million. The Bank had no commitments to purchase or sell mortgage-backed securities or securities available for sale.

        Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

        In April of 1997, the Company initiated a stock buy back program in which up to 10% of the common stock of the Company could be acquired beginning May 1, 1997 through April 30, 1998. A total of 111,750 shares of common stock were purchased pursuant to this program. In April of 1998, the Company initiated another stock buy back program in which up to 10% of the common stock of the Company may be acquired beginning May 1, 1998 through April 30, 1999. In accordance with the provisions of the current stock buy back program, the Company had purchased 285,550 shares of common stock as of December 31, 1998.

        Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at December 31, 1998, the Bank met all current capital requirements.

        The OTS has adopted a core capital requirement for savings institutions comparable to the requirement for national Banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 7.45% at December 31, 1998.

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

        As of June 30, 1998, under a rate shock scenario of plus 200 basis points ("bp"), the Bank's pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 10.48%. The post-shock NPV ratio was estimated to be 10.18%, a decline of 30bp. As of September 30, 1998, the most recent report available, the Bank's sensitivity to interest rate changes increased slightly. The post-shock ratio for a 200 bp increase in market interest rates as of September 30, 1998 was estimated to be 10.11%, a decrease of 53bp from the pre-shock NPV ratio estimate of 10.64%.

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

                                      None

Item 3. DEFAULTS UPON SENIOR SECURITIES

                                      None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were submitted to a vote by the stockholders of HF Financial Corp. at the Annual Meeting of Stockholders on November 18, 1998:

        a.  Election of Board of Directors of the Company.

            Robert L. Hanson*     For:  3,991,929   Vote Withheld:  17,043    Non-Voters:  274,986
            Kevin T. Kirby*       For:  3,987,367   Vote Withheld:  21,605    Non-Voters:  274,986

            *Terms to expire 2001.

            Continuing Board of Directors - Curtis L. Hage, JoEllen G. Koerner, Wm. G. Pederson, Paul J. Hallem, Jeffrey G. Parker and Thomas L. Van Wyhe.

        b. Amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 10,000,000.

                                     NUMBER OF VOTES             % VOTES CAST

            For                          3,221,108                   75.19%
            Against                        762,181                   17.79%
            Abstain                         25,683                    0.60%
            Non-Voters                     274,986                    6.42%

        c. Ratification of the re-appointment of McGladrey & Pullen, LLP as the Company's auditors for fiscal year ending June 30, 1999.

                                     NUMBER OF VOTES             % VOTES CAST

            For                          3,995,339                   93.26%
            Against                          5,917                    0.14%
            Abstain                          7,716                    0.18%
            Non-Voters                     274,986                    6.42%

Item 5. OTHER INFORMATION

                                      None

Item 6. EXHIBITS AND REPORTS OF FORM 8-K

        a.  Exhibit 27.1 and Exhibit 27.2 are attached.
        b.  Report Form 8-K is not required to be filed at this time.

--------------------------------------------------------------------------------
No other information is required to be filed under Part II of the form.

                               HF FINANCIAL CORP.

                                    FORM 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HF Financial Corp.

                                 ----------------------------------------------
                                                (Registrant)

Date:          2/10/99           by /S/ CURTIS L. HAGE
      ---------------------         -------------------------------------------
                                     Curtis L. Hage, Chairman, President
                                     And Chief Executive Officer
                                     (Duly Authorized Officer)

Date:          2/10/99           by /S/ BRENT E. JOHNSON
      ---------------------         -------------------------------------------
                                     Brent E. Johnson, Senior Vice President,
                                     Chief Financial Officer And Treasurer
                                     (Principal Financial and Accounting Officer)
