Form 10-Q
period 1999-03-31
HF FINANCIAL CORP
filed 1999-05-14
CIK 881790

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

         As of May 10, 1999 there were 4,753,218 issued and outstanding shares of the Registrant's Common Stock, with $.01 par value.

                               HF FINANCIAL CORP.

                                    FORM 10-Q
                                      INDEX

                                                                            Page
PART I.            Financial Information
----------------------------------------
     Item 1.       Financial Statements (Unaudited):

                   Consolidated Statements of Financial Condition
                       As of March 31, 1999 and June 30, 1998              1

                   Consolidated Statements of Income for the Three and
                       Nine months ended March 31, 1999 and 1998           2

                   Consolidated Statement of Stockholders' Equity
                       for the Nine months ended March 31, 1999            3

                   Consolidated Statements of Cash Flows for the Nine
                       months ended March 31, 1999 and 1998              4-5

                   Notes to Consolidated Financial Statements            6-7

       Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations    8-21

       Item 3.     Quantitative and Qualitative Disclosures about
                       Market Risk                                        22

PART II.           Other Information
------------------------------------
       Item 1.     Legal Proceedings                                      23

       Item 2.     Changes in Securities                                  23

       Item 3.     Default upon Senior Securities                         23

       Item 4.     Submission of Matters to a Vote of Security Holders    23

       Item 5.     Other Information                                      23


       Item 6.     Exhibits and Reports on Form 8-K                       23

       Signatures                                                         24

Item 1.
                        HF FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (Dollars in Thousands)
                                   (Unaudited)

                               ASSETS                      March 31,    June 30,
                                                             1999         1998
                                                           ---------------------
Cash and cash equivalents                                  $ 15,686     $ 25,458
Securities available for sale                                49,642       44,232
Mortgage-backed securities available for sale                45,211       39,647
Loans receivable                                            454,789      426,522
Loans held for sale                                          11,073        9,616
Accrued interest receivable                                   4,035        4,338
Foreclosed real estate and other properties                     207          229
Office properties and equipment, at cost, net of
     accumulated depreciation                                14,154       14,317
Prepaid expenses and other assets                             3,658        1,999
Mortgage servicing rights                                     1,685        1,423
Deferred income taxes                                         4,045        3,198
                                                           ---------------------
                                                           $604,185     $570,979
                                                           ---------------------
                                                           ---------------------

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                              $443,545     $446,424
     Advances from Federal Home Loan Bank
       and other borrowings                                  88,876       50,635
     Advances by borrowers for taxes and insurance            8,806        4,792
     Accrued interest payable                                 6,002        5,898
     Other liabilities                                        5,488        6,629
                                                           ---------------------
          Total liabilities
                                                            552,717      514,378
                                                           ---------------------

Stockholders' Equity
     Preferred stock, $.01 par value, 500,000
       shares authorized, none outstanding                     ----         ----
     Series A Junior Participating Preferred Stock,
       $1.00 stated value, 50,000 shares authorized,
       none outstanding                                        ----         ----
     Common stock, $.01 par value, 10,000,000 shares
       authorized, 4,753,218 and 4,730,276 shares
       outstanding at March 31,1999 and June 30, 1998            48           47
     Additional paid-in capital                              15,106       14,863
     Retained earnings, substantially restricted             47,844       46,561
     Unearned compensation                                     (340)        (340)
     Accumulated other comprehensive income                    (235)          (9)
     Less cost of treasury stock, March 31, 1999
       663,992 shares, June 30, 1998 334,222 shares         (10,955)      (4,521)
                                                           ---------------------
                                                             51,468       56,601
                                                           ---------------------
                                                           $604,185     $570,979
                                                           ---------------------
                                                           ---------------------

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands, Except Per Share Data)
                                 (Unaudited)

                                                                  Three Months             Nine Months
                                                                 Ended March 31,          Ended March 31,
                                                              ---------------------    --------------------
                                                                1999        1998         1999         1998
                                                              --------     --------    ---------    -------
Interest and dividend income:
     Loans receivable                                         $  9,973     $ 9,855     $ 30,118     $ 30,102
     Mortgage-backed securities                                    710         468        1,996        1,403
     Investment securities and interest-bearing deposits           714       1,079        2,021        3,224
                                                              --------     -------     --------     --------
                                                                11,397      11,402       34,135       34,729
                                                              --------     -------     --------     --------
Interest expense:
     Deposits                                                    4,933       5,296       15,233       16,468
     Advances from Federal Home Loan Bank
          and other borrowings                                   1,207         899        3,063        2,867
                                                              --------     -------     --------     --------
                                                                 6,140       6,195       18,296       19,335
                                                              --------     -------     --------     --------
              Net interest income                                5,257       5,207       15,839       15,394
Provision for losses on loans                                    2,041         898        5,299        2,228
                                                              --------     -------     --------     --------

              Net interest income after provision
                   for losses on loans                           3,216       4,309       10,540       13,166
                                                              --------     -------     --------     --------

Noninterest income:
     Credit card fee income                                      2,647       1,533        7,808        3,517
     Fees on deposits                                              557         518        1,721        1,623
     Loan servicing income                                         329         309          947          863
     Loan fees and service charges                                 234         253          840          930
     Gain on sale of loans                                         184         193          484          777
     Other                                                        (90)         249        1,151          985
                                                              --------     -------     --------     --------
                                                                 3,861       3,055       12,951        8,695
                                                              --------     -------     --------     --------
Noninterest expense:
     Compensation and employee benefits                          2,770       2,590        8,010        7,522
     Credit card processing expense                              2,195         799        6,057        1,655
     Other general and administrative expenses                   1,109       1,064        3,187        3,126
     Occupancy and equipment                                       719         689        2,103        1,990
     Federal insurance premiums                                     75          68          226          205
     Other                                                          31          42          129          265
                                                              --------     -------     --------     --------
                                                                 6,899       5,252       19,712       14,763
                                                              --------     -------     --------     --------
              Income before income taxes                           178       2,112        3,779        7,098

Income tax expense                                                 131         696        1,352        2,376
                                                              --------     -------     --------     --------
                Net income                                    $     47     $ 1,416     $  2,427     $  4,722
                                                              --------     -------     --------     --------
                                                              --------     -------     --------     --------
Earnings per share:
     Basic                                                       $0.01       $0.32        $0.57        $1.06
                                                              --------     -------     --------     --------
                                                              --------     -------     --------     --------
     Diluted                                                     $0.01       $0.31        $0.56        $1.03
                                                              --------     -------     --------     --------
                                                              --------     -------     --------     --------

See Notes to Consolidated Financial Statements

                             HF FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              Nine Months Ended March 31, 1999
                        (Dollars In Thousands, Except Per Share Data)
                                         (Unaudited)

                                                                                         Accumulated
                                                    Additional                              Other                        Total
                                           Common     Paid-In   Retained    Unearned    Comprehensive    Treasury    Stockholders'
                                            Stock     Capital   Earnings  Compensation     Income          Stock         Equity
                                           -------  ----------  --------  ------------  -------------  ------------  -------------
Balance, June 30, 1998                     $   47   $ 14,863    $46,561    $     (340)       $    (9)  $    (4,521)  $     56,601
Comprehensive income:
    Net income                             - - - -     - - - -    2,427        - - - -        - - - -       - - - -         2,427
    Change in unrealized gain (loss),
      Securities available for sale, net
      Of related deferred taxes of ($118)  - - - -     - - - -   - - - -       - - - -          (226)       - - - -          (226)
                                           -------  ----------  --------   -----------  -------------  ------------  -------------
           Total comprehensive income      - - - -     - - - -    2,427        - - - -          (226)       - - - -         2,201

Exercise of stock options for 22,942                                                          - - - -
     shares                                     1         243    - - - -       - - - -        - - - -       - - - -           244

Cash dividends paid ($0.27 per share)
     on common stock                       - - - -     - - - -   (1,144)       - - - -        - - - -       - - - -        (1,144)
Purchase of treasury stock                 - - - -     - - - -   - - - -       - - - -        - - - -       (6,434)        (6,434)
                                           -------  ----------  --------  ------------  -------------  ------------  -------------

Balance, March 31, 1999                    $   48   $  15,106   $47,844    $     (340)       $  (235)  $   (10,955)  $     51,468
                                           -------  ----------  --------  ------------  -------------  ------------  -------------
                                           -------  ----------  --------  ------------  -------------  ------------  -------------

See Notes to Consolidated Financial Statements

                               HF FINANCIAL CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in Thousands)
                                           (Unaudited)

                                                                                    Nine Months Ended March 31,
                                                                               ------------------------------------
                                                                                     1999                1998
                                                                               ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $     2,427           $   4,722
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Provision for losses on loans                                               5,299               2,228
          Depreciation                                                                1,181               1,127
          Amortization of premiums and discounts, net:
               Securities available for sale                                            (15)                (10)
               Mortgage-backed securities available for sale                             17                (101)
          Reduction in cost of intangible assets                                    - - - -                   3
          Reduction in mortgage servicing rights                                        202                 155
          Increase (decrease) in deferred loan fees                                     254                 (93)
          Loans originated for resale                                               (60,901)            (62,080)
          Proceeds from the sale of loans                                            61,385              62,560
          (Gain) on sale of loans                                                      (484)               (777)
          Mortgage servicing rights capitalized                                        (296)               (145)
          (Gain) on sale of securities, net                                             (3)                 (10)
          Losses and provision for losses on sales of
               foreclosed real estate and other properties, net                          25                 156
          (Gain) loss on disposal of office properties and equipment, net                29                  (9)
          Decrease in accrued interest receivable                                       303                 122
          (Increase) decrease in prepaid expenses and other assets                   (1,659)                227
          (Increase) decrease in deferred income taxes                                 (729)                142
          (Decrease) in accrued interest payable and other liabilities               (1,037)             (1,570)
                                                                                 -----------          ----------
                    Net cash provided by operating activities                    $    5,998           $   6,647
                                                                                 -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loans purchased                                                                (27,114)            (11,535)
     Loans made to customers                                                       (140,855)           (122,888)
     Principal collected on loans                                                   129,767             125,422
     Sale of participation interests in loans                                         2,500              16,550
     Mortgage-backed securities available for sale:
          Sales                                                                       4,489             - - - -
          Purchases                                                                 (21,430)            (12,507)
          Repayments                                                                 11,210               4,051
     Securities available for sale:
          Sales and maturities                                                       29,590              39,975
          Purchases                                                                 (35,176)            (46,117)
     Proceeds from sale of office properties and equipment                               44                  55
     Purchase of office properties and equipment                                     (1,091)               (742)
     Purchase of mortgage servicing rights                                             (168)               (220)
     Proceeds from sale of foreclosed real estate
          and other properties, net                                                     423                 734
                                                                                 -----------          ----------
                    Net cash (used in) investing activities                     $   (47,811)          $  (7,222)
                                                                                 -----------          ----------

See Notes to Consolidated Financial Statements

                               HF FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (Dollars in Thousands)
                                          (Unaudited)

                                                                                     Nine Months Ended March 31,
                                                                               ---------------------------------------
                                                                                      1999                  1998
                                                                               ----------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                            $  (2,879)            $   18,051
     Proceeds of advances from Federal Home Loan Bank
          and other borrowings                                                         62,600                 25,000
     Payments on advances from Federal Home Loan Bank
          and other borrowings                                                        (24,359)               (39,136)
     Increase in advances by borrowers for
          taxes and insurance                                                           4,014                  3,483
     Purchase of treasury stock                                                        (6,434)                (1,736)
     Proceeds from issuance of common stock                                               243                    140
     Cash dividends paid                                                               (1,144)                  (939)
                                                                               ----------------       ----------------
                    Net cash provided by financing activities                       $  32,041             $    4,863
                                                                               ----------------       ----------------

                    Increase (decrease) in cash and cash equivalents                $  (9,772)            $    4,288

Cash and Cash Equivalents
     Beginning                                                                         25,458                 17,957
                                                                               ----------------       ----------------
     Ending                                                                         $  15,686             $   22,245
                                                                               ----------------       ----------------
                                                                               ----------------       ----------------

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For The Nine months ended March 31, 1999 and 1998
                             (Dollars in Thousands)
                                   (unaudited)

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

NOTE 2.  REGULATORY CAPITAL

The following table sets forth the Bank's compliance with its capital requirements at March 31, 1999:

                                                        AMOUNT         PERCENT
                                                       -------         -------
           Tier I (Core) capital:
               Required  . . . . . . . . . . . . .     $18,090           3.00%
               Actual . . . . . . . . . . . . . . .     44,774           7.43
               Excess . . . . . . . . . . . . . . .     26,684           4.43
           Risk-based capital:
               Required. . . . . . . . . . . . . .     $33,080           8.00%
               Actual . . . . . . . . . . . . . . .     49,981          12.09
               Excess . . . . . . . . . . . . . . .     16,901           4.09

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

         Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended March 31, 1999 and 1998 as adjusted was 4,114,774 and 4,462,689 respectively. The weighted average number of common shares outstanding for the nine month period ended March 31, 1999 and 1998 as adjusted was 4,239,648 and 4,459,295 respectively.

         Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended March 31, 1999 and 1998 as adjusted was 4,276,486 and 4,598,439 respectively. The weighted average number of common and dilutive potential common shares outstanding for the nine month period ended March 31, 1999 and 1998 as adjusted was 4,343,678 and 4,587,918 respectively.

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

        The FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement further amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage Banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage Banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage Banking enterprise. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. As of March 31, 1999, the Company has no securitized mortgage loans held for sale. There is no impact from this Statement on the Company's consolidated financial statements at March 31, 1999.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


GENERAL

         HF Financial Corp. ("Company") was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Bank") issued in the mutual to stock conversion of the Bank. The Company acquired all of the stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a new mortgage subsidiary as HomeFirst Mortgage Corp. ("Mortgage Corp."). The Company ceased operation of the Mortgage Corp. during fiscal 1998. In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of this entity. The Company became the owner of 100% of HF Card Services in February 1999. The activities of the Company itself have no significant impact on the results of operations on a consolidated basis. Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services and the Mortgage Corp.

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

ACQUISITION OF DAKOTA STATE BANK

        On December 15, 1998 the Bank and Dakota State Bank ("DSB") jointly announced the signing of a definitive Stock Purchase Agreement whereby the Bank will acquire 100% of the outstanding capital stock of DSB for cash consideration. With the acquisition, the Company's assets will increase to approximately $650.0 million. Regulatory approval was obtained on May 10, 1999 with anticipated date of legal closing to be in late May 1999. The new locations along the Interstate 29 highway corridor between Sioux Falls and Brookings support the Company's expansion into commercial and agricultural markets. The Company will operate 25 branches in 18 South Dakota communities and will continue to offer Internet Banking which serves customers nationwide.

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

         In May 1997, the Company developed a five-step plan that follows the guidelines as specified by the Federal Financial Institutions Examination Councils. As this council provides new requirements, the plan is modified to reflect the new requirements. Management of the Company is updated at least monthly on the status of the plan and the Bank's Information Systems Steering Committee has changed from a quarterly meeting to a bi-monthly meeting to be more proactive on Year 2000. In addition, the Board of Directors of the Company is updated on the status of the Year 2000 project on a quarterly basis at its regularly scheduled meetings or as circumstances may change requiring new information to be shared with the Board of Directors. The five stages of the plan are as follows: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases were completed by December 31, 1997. The assessment phase included hardware, software and third party vendors that provide a service to the Company (i.e. utility companies, alarm companies, payroll providers, electronic funds transfer providers, insurance providers, loan participation companies, mortgage loan secondary market agencies, and governmental agencies). The renovation, validation and implementation phases are completed as planned. All mission critical systems known to be non-compliant with Year 2000 have been renovated as of March 31, 1999. In May 1996, the Bank installed new hardware and operations systems software that the vendor has represented to be Year 2000 compliant. Testing has been completed and verified for the Bank's core processing system for the dates of September 9,1999, December 31, 1999, January 2, 2000, February 29, 2000, and March 31, 2000. Testing for December 31, 2000 is currently being performed. All mission critical PC software applications have been tested for all specific dates as determined by the Federal Financial Institution Examination Council's guidelines. In addition, testing will be performed with service providers that are providing the capability to test with the Bank. The Company will continue its Year 2000 plan in 1999 by continually monitoring updates as provided by vendors.

         The Bank has written contingency plans for all software and hardware providers. In addition, contingency plans are also written for all outside service providers. These contingency plans are now under review for adequacy and if applicable, will be tested. The Bank is also involved in a customer awareness and employee education program regarding the year 2000.

         Based on the Bank's review of its computer systems, management believes the cost of the corrections to make the systems Year 2000 compliant to be less than $65,000. Approximately $20,000 was incurred in fiscal 1998 with an additional $45,000 incurred in the nine months ended March 31, 1999. The Bank does not anticipate further major expenditures that are Year 2000 related. In addition, approximately 2,000 to 2,500 man hours are expected to be incurred by Bank personnel related to Year 2000 issues which have an estimated cost of $70,000. Such costs will be charged against income as they are incurred.

FINANCIAL CONDITION DATA

         At March 31, 1999, the Company had total assets of $604.2 million, an increase of $33.2 million from the level at June 30, 1998. The increase in assets was due primarily to an increase in loans receivable of $28.3 million, mortgage-backed securities of $5.6 million and securities available for sale of $5.4 million. The increase in loans receivable, mortgage-backed securities and securities available for sale was funded primarily by a decrease in cash and cash equivalents of $9.8 million, an increase in advances from Federal Home Loan Bank ("FHLB") and other borrowings of $38.2 million and an increase in advances by borrowers for taxes and insurance of $4.0 million from the levels at June 30, 1998. The remaining excess funds received from advances from FHLB and other borrowings and advances by borrowers for taxes and insurance were used to offset the decrease in deposits of $2.9 million and the increase in prepaid expenses and other assets of $1.7 million from the levels at June 30, 1998. In addition, stockholders' equity decreased from $56.6 million at June 30, 1998 to $51.5 million at March 31, 1999, primarily due to the purchase of treasury stock of $6.4 million and the payment of cash dividends of $1.1 million which was partially offset by net income of $2.4 million.

         The increase in loan receivables of $28.3 million was primarily the result of originations exceeding amortizations, sales and prepayments of principal. The increase in loan receivables resulted partially from growth in the credit card loan portfolio of $7.7 million to $20.0 million at March 31, 1999 as compared to $12.3 million at June 30, 1998.

         The increase in mortgage-backed securities of $5.6 million was primarily the result of purchases exceeding sales, amortizations and prepayments of principal. The Bank purchased mortgage-backed securities in the amount of $21.4 million and sold mortgage-backed securities in the amount of $4.5 million during the nine months ended March 31, 1999. The Bank's purchases of mortgage-backed securities included $14.9 million of thirty year, fixed-rate, mortgage-backed securities and $6.5 million of thirty year, fixed-rate, mortgage-backed securities that have a principal payment balloon in the seventh year.

         The increase in securities of $5.4 million from the level at June 30, 1998 is primarily due to purchases of securities available for sale of $35.2 million exceeding calls and maturities of $30.0 million during the nine months ended March 31, 1999. The Bank's purchases of securities available for sale were comprised primarily of U.S. Government agency securities which have a maturity of five years or less that have a call feature that varies from three months to two years.

         The $2.9 million decrease in deposits was primarily due to a decrease in savings accounts of $14.0 million and a decrease in certificates of deposit of $10.4 million which were substantially offset by an increase in money market accounts of $19.0 million and an increase in demand and now accounts of $2.4 million. As of March 31, 1999, the Bank had total deposits from local governmental entities of $54.8 million compared to $51.6 million at June 30, 1998.

         Advances from the FHLB and other borrowings increased $38.2 million for the nine month period ended March 31, 1999 primarily due to the Company obtaining new advances in the amount of $62.6 million which were partially offset by payments of $24.4 million on advances and other borrowings during the nine month period ended March 31, 1999.

        The $4.0 million increase in advances by borrowers for taxes and insurance was due primarily to the receipt of escrow payments in excess of amounts paid out. The major escrow payments are primarily paid semiannually in April and October.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

         AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the three and nine months ended March 31, 1999 and 1998 include fees which are considered adjustments to yield.


                                                            THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------------------------------------------
                                                      1999                                  1998
                                      -------------------------------------   ----------------------------------
                                          AVERAGE     INTEREST                    AVERAGE   INTEREST
                                      OUTSTANDING      EARNED/      YIELD/    OUTSTANDING    EARNED/     YIELD/
                                          BALANCE         PAID        RATE        BALANCE       PAID       RATE
                                      --------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                $470,401      $ 9,973       8.48%       $440,438    $ 9,855      8.95%
     Mortgage-backed securities            47,448          710       5.99%         29,598        468      6.32%
     Other investment securities (2)       44,817          645       5.76%         69,203        995      5.75%
     FHLB stock                             4,433           69       6.23%          5,222         84      6.43%
                                      ------------   ----------  ----------  ------------- ----------  ---------

Total interest-earning assets            $567,099     $ 11,397       8.04%       $544,461   $ 11,402      8.38%
                                                     ----------  ----------                ----------  ----------
                                                     ----------  ----------                ----------  ----------

     Noninterest-earning assets            30,623                                  28,783
                                      ------------                           ------------
Total assets                             $597,722                                $573,244
                                      ------------                           ------------
                                      ------------                           ------------

Interest-bearing liabilities:
Deposits:
     Checking and money market           $112,987       $  723       2.56%        $91,174     $  567      2.49%
     Savings                               49,961          381       3.05%         53,510        468      3.50%
     Certificates of deposit              274,878        3,829       5.57%        291,067      4,261      5.86%
                                      ------------   ----------  ----------  ------------- ----------  ---------
          Total deposits                 $437,826      $ 4,933       4.51%       $435,751    $ 5,296      4.86%
FHLB advances and other borrowings         89,394        1,207       5.40%         63,276        899      5.68%
                                      ------------   ----------  ----------  ------------- ----------  ---------

Total interest-bearing liabilities       $527,220      $ 6,140       4.66%       $499,027    $ 6,195      4.97%
                                                     ----------  ----------                ----------  --------
                                                     ----------  ----------                ----------  --------
     Other liabilities                     18,614                                  18,296
                                      ------------                           ------------
Total liabilities                        $545,834                                $517,323
                                           51,888                                  55,921
                                      ------------                           ------------
Total liabilities and equity             $597,722                                $573,244
                                      ------------                           ------------
                                      ------------                           ------------

Net interest income; interest rate
spread                                                 $ 5,257       3.38%                   $ 5,207      3.41%
                                                     ------------  ------------              --------- --------
                                                     ------------  ------------              --------- --------
Net interest margin (3)                                              3.71%                                3.83%
                                                                   ------------                        --------
                                                                   ------------                        --------
----------------------------------------------------------------------------------------------------------------


(1)  Includes interest on accruing loans past due 90 days or more.
(2)  Includes primarily U.S. Government securities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                                                              NINE MONTHS ENDED MARCH 31,
                                      ---------------------------------------------------------------------------
                                                      1999                                 1998
                                      ------------------------------------- -------------------------------------
                                           AVERAGE    INTEREST                   AVERAGE   INTEREST
                                       OUTSTANDING     EARNED/      YIELD/   OUTSTANDING    EARNED/       YIELD/
                                           BALANCE     PAID           RATE       BALANCE    PAID            RATE
                                      ------------- -----------  ---------- ------------- ----------  -----------
                                                                (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                 $456,806    $ 30,118       8.79%      $446,817    $  30,102       8.98%
     Mortgage-backed securities             44,929       1,996       5.92%        29,370        1,403       6.37%

     Other investment securities (2)        41,597       1,825       5.85%        67,761        2,956       5.82%
     FHLB stock                              4,019         196       6.50%         5,222          268       6.84%
                                       ------------  ----------  ----------  ------------  ----------  -----------
Total interest-earning assets             $547,351    $ 34,135       8.32%      $549,170    $  34,729       8.43%
                                                     ----------  ----------                ----------  -----------
     Noninterest-earning assets             30,072                                29,753
                                       ------------                          ------------
Total assets                              $577,423                              $578,923
                                       ------------                          ------------
                                       ------------                          ------------

Interest-bearing liabilities:
Deposits:
     Checking and money market            $106,621     $ 2,049       2.56%       $86,890     $ 1,641        2.52%
     Savings                                47,360       1,112       3.13%        54,765       1,492        3.63%
     Certificates of deposit               278,236      12,072       5.79%       297,657      13,335        5.97%
                                       ------------  ----------  ----------  ------------  ----------  -----------
          Total deposits                  $432,217    $ 15,233       4.70%      $439,312    $ 16,468        5.00%
FHLB advances and other borrowings          73,744       3,063       5.54%        66,234       2,867        5.77%
                                       ------------  ----------  ----------  ------------  ----------  -----------

Total interest-bearing liabilities        $505,961    $ 18,296       4.82%      $505,546    $ 19,335        5.10%
                                                     ----------  ----------                ----------  -----------
     Other liabilities                      17,779                                18,491
                                       ------------                          ------------
Total liabilities                         $523,740                              $524,037
     Equity                                 53,683                                54,886
                                       ------------                          ------------
Total liabilities and equity              $577,423                              $578,923
                                       ------------                          ------------
                                       ------------                          ------------
Net interest income; interest rate
spread                                                $ 15,839      3.50%                  $ 15,394         3.33%
                                                     ----------  ----------                ----------  ----------
                                                     ----------  ----------                ----------  ----------
Net interest margin (3)                                             3.86%                                   3.74%
                                                                 ----------                            ----------
                                                                 ----------                            ----------

------------------------------------------------------------------------------------------------------------------

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

                                                 THREE MONTHS ENDED MARCH 31,          NINE MONTHS ENDED MARCH 31,
                                            ------------------------------------   ------------------------------------
                                                         1999 vs 1998                          1999 vs 1998
                                            ------------------------------------   ------------------------------------
                                             INCREASE     INCREASE                  INCREASE     INCREASE
                                            (DECREASE)   (DECREASE)     TOTAL      (DECREASE)   (DECREASE)     TOTAL
                                              DUE TO       DUE TO      INCREASE      DUE TO       DUE TO      INCREASE
                                              VOLUME        RATE      (DECREASE)     VOLUME        RATE      (DECREASE)
                                            ----------   ----------   ----------   ----------   ----------   ----------
                                                                       (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                      $ 653       $(535)       $ 118       $   666       $(650)      $    16
     Mortgage-backed securities                  275         (33)         242           717        (124)          593
     Other investment securities (2)            (351)          1         (350)       (1,145)         14        (1,131)
     FHLB stock                                  (12)         (3)         (15)          (60)        (12)          (72)
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total interest-earning assets                  $ 565       $(570)       $  (5)      $   178       $(772)      $  (594)
                                            ----------   ----------   ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------   ----------   ----------
Interest-bearing liabilities:
Deposits:
    Checking and money market                  $ 138       $  18        $ 156       $   376       $  32       $   408
    Savings                                      (29)        (58)         (87)         (188)       (192)         (380)
    Certificates of deposit                     (231)       (201)        (432)         (856)       (407)       (1,263)
                                            ----------   ----------   ----------   ----------   ----------   ----------
      Total deposits                            (122)       (241)        (363)         (668)       (567)       (1,235)
FHLB advances and other borrowings               362         (54)         308           319        (123)          196
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total interest-bearing liabilities             $ 240       $(295)       $ (55)      $  (349)      $(690)      $(1,039)
                                            ----------   ----------   ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------   ----------   ----------
Net interest income increase                                            $  50                                 $   445
                                                                      ----------                              ---------
                                                                      ----------                              ---------
-----------------------------------------------------------------------------------------------------------------------


(1)  Includes interest on loans past due 90 days or more.
(2)  Includes primarily U.S. Government securities.

[OBJECT OMITTED]

ASSET QUALITY

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a monthly basis to identify loss potential and determine the adequacy of the allowance for possible loan losses. The following table sets forth the amounts and categories of the Bank's nonperforming assets for the periods indicated.

                                                                        NONPERFORMING ASSETS AS OF
                                                                -------------------------------------------
                                                                    MARCH 31,                JUNE 30,
                                                                ------------------       ------------------
                                                                      1999                     1998
                                                                ------------------       ------------------
                                                                          (Dollars in Thousands)
Nonaccruing loans:
     One- to four-family                                               $      380                $     623
     Commercial real estate                                                   420                      719
     Multi-family                                                         - - - -                  - - - -
     Mobile homes                                                              43                       31
     Credit cards                                                         - - - -                  - - - -
     Consumer                                                                 342                      482
     Agriculture                                                              666                  - - - -
     Commercial business                                                      177                      396
                                                                      -----------               ----------
              Total                                                    $    2,028                $   2,251
                                                                      -----------               ----------

Accruing loans delinquent more than 90 days:
     One- to four-family                                               $  - - - -                $ - - - -
     Commercial real estate                                               - - - -                  - - - -
     Multi-family                                                         - - - -                  - - - -
     Mobile homes                                                         - - - -                  - - - -
     Credit cards                                                           1,499                      530
     Consumer                                                             - - - -                  - - - -
     Agriculture                                                          - - - -                  - - - -
     Commercial business                                                  - - - -                  - - - -
                                                                      -----------               ----------
              Total                                                    $    1,499                $     530
                                                                      -----------               ----------

Foreclosed assets:
     One- to four-family                                               $      140                $      22
     Commercial real estate                                               - - - -                  - - - -
     Multi-family                                                         - - - -                  - - - -
     Mobile homes                                                              41                       67
     Credit cards                                                         - - - -                  - - - -
     Consumer                                                                  26                      140
     Agriculture                                                          - - - -                  - - - -
     Commercial business                                                  - - - -                  - - - -
                                                                      -----------               ----------
              Total                                                    $      207                $     229
                                                                      -----------               ----------

Total nonperforming assets                                             $    3,734                $   3,010
                                                                      -----------               ----------
                                                                      -----------               ----------
Ratio of nonperforming assets to total assets                               0.62%                    0.53%
                                                                      -----------               ----------
                                                                      -----------               ----------
Ratio of nonperforming loans to total loans                                 0.74%                    0.63%
                                                                      -----------               ----------
                                                                      -----------               ----------

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

         Nonperforming assets increased to $3.7 million at March 31, 1999 from $3.0 million at June 30, 1998, an increase of $724,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.62% at March 31, 1999 as compared to 0.53% at June 30, 1998.

         Nonaccruing loans decreased from $2.3 million at June 30, 1998 to $2.0 million at March 31, 1999, a decrease of $223,000. Included in nonaccruing loans at March 31, 1999 were nine loans totaling $380,000 secured by one- to four-family real estate, three loans totaling $420,000 secured by commercial real estate, four mobile home loans totaling $43,000, twenty-eight consumer loans totaling $342,000, five agriculture loans totaling $666,000 and ten commercial business loans totaling $177,000. For the nine months ended March 31, 1999, gross interest income of $90,000 would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms. Gross interest income of $15,000 was recognized as income on loans accounted for on a nonaccrual basis.

         Accruing credit card loans delinquent more than 90 days increased to $1.5 million at March 31, 1999 from $530,000 at June 30, 1998. Additionally, $4.3 million of credit card loans are delinquent 30 days at March 31, 1999 as compared to $2.4 million at June 30, 1998. Management has determined that increased delinquencies were primarily due to a change in loan underwriting criteria during the fourth quarter of fiscal 1998 that had the impact of reducing the overall quality of credit card loans that were originated from the fourth quarter of fiscal 1998 through the first nine months of fiscal 1999. Management has reviewed the increased level of credit card delinquencies, and the loan underwriting criteria and collection procedures in the credit card portfolio and ceased processing credit card applications under the current underwriting criteria in March 1999. Net charge-offs for the nine months ended March 31, 1999 were $3.2 million as compared to $358,000 for the same period in fiscal 1998. Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $8.6 million in the next six months. Of this amount, historically about 37% will be a charge-off against allowance for credit card loan losses, of which the Company currently maintains an allowance for credit card loan losses equal to 22% of the outstanding credit card loan balance. Historically, the remaining 63% will be charged against deferred credit card fee income, interest income and credit card fee income in future periods. Based upon lack of performance, the Company will be exiting the subprime credit card business.

         Foreclosed assets decreased from $229,000 at June 30, 1998 to $207,000 at March 31, 1999, a decrease of $22,000.

         At March 31, 1999, the Bank had approximately $7.3 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the March 31, 1999 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at March 31, 1999 will be adequate in the future.

         The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.

                                                                                  NINE MONTHS ENDED
                                                                             ----------------------------
                                                                              3/31/99            3/31/98
                                                                             ---------          ---------
                                                                                (Dollars in Thousands)
Balance at beginning of period                                               $  7,199           $ 4,526
Charge-offs:
     One- to four-family                                                          (48)              (77)
     Commercial                                                                - - - -             - - -
     Multi-family                                                              - - - -             - - -
     Commercial business                                                          (93)             - - -
     Consumer                                                                    (700)             (797)
     Agriculture                                                                 (487)             - - -
     Credit cards                                                              (3,356)             (519)
     Mobile homes                                                                 (53)             (154)
                                                                             ---------          --------
          Total charge-offs                                                  $ (4,737)          $(1,547)
                                                                             ---------          --------

Recoveries:
     One- to four-family                                                     $     13           $    12
     Commercial                                                                 - - -             - - -
     Multi-family                                                               - - -             - - -
     Commercial business                                                           72             - - -
     Consumer                                                                     156               134
     Agriculture                                                                - - -             - - -
     Credit cards                                                                 178               161
     Mobile homes                                                                  41                25
                                                                             ---------          --------
          Total recoveries                                                   $    460           $   332
                                                                             ---------          --------

         Net (charge-offs)                                                   $ (4,277)          $(1,215)

Additions charged to operations                                                 5,299             2,228
                                                                             ---------          --------

Balance at end of period                                                     $  8,221           $ 5,539
                                                                             ---------          --------
                                                                             ---------          --------
Ratio of net (charge-offs) recoveries during the period to
     average loans outstanding during the period                                (0.94)%           (0.27)%
                                                                             ---------          --------
                                                                             ---------          --------
Ratio of allowance for loan losses to total loans at end
     of period                                                                   1.73%             1.26 %
                                                                             ---------          --------
                                                                             ---------          --------
Ratio of allowance for loan losses to nonperforming
     loans at end of period (1)                                                233.09%           240.30 %
                                                                             ---------          --------
                                                                             ---------          --------

          (1) Nonperforming loans includes nonaccruing loans and accruing loans delinquent more than 90 days.

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                              AT MARCH 31, 1999                 AT JUNE 30, 1998
                                                        ------------------------------     ----------------------------
                                                                          PERCENT OF                       PERCENT OF
                                                                           LOANS IN                         LOANS IN
                                                                             EACH                             EACH
                                                                         CATEGORY TO                       CATEGORY TO
                                                           AMOUNT        TOTAL LOANS         AMOUNT        TOTAL LOANS
                                                        --------------   -------------     ------------    ------------
                                                                            (Dollars in Thousands)
One- to four-family                                            $1,108          27.85%          $ 1,203          29.12%

Commercial and multi-family real estate (1)                       974          24.49%              967          23.41%

Commercial  business                                              399          10.04%              377           9.13%

Consumer                                                        1,104          27.75%            1,219          29.49%

Agricultural                                                      161           4.04%              150           3.63%

Credit cards                                                    4,401           3.98%            3,181           2.74%

Mobile homes                                                       74           1.85%              102           2.48%
                                                        --------------   -------------     ------------    ------------

          Total                                              $  8,221         100.00%          $ 7,199         100.00%
                                                        --------------   -------------     ------------    ------------
                                                        --------------   -------------     ------------    ------------

          (1)     Includes construction loans.


         The allowance for loan losses was $8.2 million at March 31, 1999 as compared to $7.2 million at June 30, 1998. The ratio of the allowance for loan losses to total loans was 1.73% at March 31, 1999 and 1.62% at June 30, 1998. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Bank continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio, historical experience and as economic conditions dictate.

         The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000 and a monthly credit review and reporting process on all types of loans that results in the calculation of the guidelines reserves based on the risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit and other factors that in management's judgment deserve recognition. In regard to credit card loans, the Company has been providing a reserve in a range of 22% to 30% of the loan balance until the credit card portfolio becomes seasoned. As of March 31, 1999, $4.4 million of the $8.2 million allowance for loan losses was reserved for the credit card loan portfolio. The Company has historically maintained a positive variance from the minimum estimated allowance for loan losses based on the analyses that are conducted by Bank management and corporate credit personnel. This unallocated portion of the allowance is based upon assessment of general economic conditions as well as specific economic factors in the individual locations the Company serves. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's historical loss factors; and it recognizes that knowledge of the portfolio may be incomplete. Management has reviewed the allocations in the various classifications of loans and believes the allowance was adequate at all times during the nine months ended March 31, 1999 and the fiscal year ended June 30, 1998.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

        GENERAL. The Company's net income decreased $2.3 million to $2.4 million for the nine months ended March 31, 1999 as compared to $4.7 million for the nine months ended March 31, 1998. As discussed in more detail below, this decrease was due primarily to an increase in noninterest expense of $4.9 million and an increase in provision for losses on loans of $3.1 million. These increases were partially offset by an increase in noninterest income of $4.3 million and a reduction in income tax expense of $1.0 million.

         INTEREST INCOME. Interest income decreased $594,000 from $34.7 million for the nine months ended March 31, 1998 to $34.1 million for the nine months ended March 31, 1999. This decrease was primarily due to a decrease in the interest earned on interest-earning assets. The average yields earned on interest-earning assets decreased from 8.43% for the nine months ended March 31, 1998 to 8.32% for the nine months ended March 31, 1999.

         INTEREST EXPENSE. Interest expense decreased $1.0 million from $19.3 million for the nine months ended March 31, 1998 to $18.3 million for the nine months ended March 31, 1999. This decrease was largely attributable to a decrease in the rates paid on interest-bearing liabilities. The average rates paid on interest-bearing liabilities decreased from 5.10% to 4.82% for the nine months ended March 31, 1998 and March 31, 1999, respectively.

         NET INTEREST INCOME. The Company's net interest income for the nine months ended March 31, 1999 increased $445,000, or 2.89%, to $15.8 million as compared to $15.4 million for the same period ended March 31, 1998. The increase in the net interest income reflects an overall increase in the net interest spread on average interest-earning assets from 3.33% for the nine months ended March 31, 1998 to 3.50% for the nine months ended March 31, 1999. The increase in the net interest spread was primarily due to a decrease in the rates paid on interest-bearing liabilities from 5.10% for the nine months ended March 31, 1998 to 4.82% for the nine months ended March 31, 1999.

        During the nine months ended March 31, 1999, the Company increased its average balances of commercial, agricultural and credit card loans. The Company anticipates activity in this type of lending to continue in future years subject to market demand except for subprime credit card loans fore which the Company ceased processing applications in March 1999. In addition, the Company sold the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. However, lending activity will carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

        PROVISION FOR LOSSES ON LOANS. During the nine months ended March 31, 1999, the Company recorded a provision for losses on loans of $5.3 million as compared to $2.2 million for the nine months ended March 31, 1998 an increase of $3.1 million. All of the increase is related to the growth of the subprime credit card loan portfolio from $6.0 million at March 31, 1998 to $20.0 million at March 31, 1999. The provision for losses on loans of $5.3 million for the nine months ended March 31, 1999 compared to the same period in fiscal 1998 is primarily to provide for future expected write-offs on credit card loans and reflects management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

         During the nine months ended March 31, 1999, the Company had net charge-offs of credit card loans of $3.2 million as compared to $358,000 for the nine months ended March 31, 1998. The net charge-offs for the nine months ended March 31, 1999 exceeded management's expectations. Delinquencies on credit card loans increased from 19.66% at June 30, 1998 to 21.39% at March 31, 1999.

         NONINTEREST INCOME. Noninterest income was $13.0 million for the nine months ended March 31, 1999 as compared to $8.7 million for the nine months ended March 31, 1998, an increase of $4.3 million.

         The increase in credit card fee income of $4.3 million for the nine months ended March 31, 1999 as compared to the same period in fiscal 1998 is primarily due to an increase in fees received on unsecured credit cards. This is a result of the credit card loan portfolio increasing from $12.3 million at June 30, 1998 to $20.0 million at March 31, 1999. The credit card loan portfolio had a balance of $6.0 million at March 31, 1998. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased processing credit card applications in March 1999. This will decrease the level of these fees. Interest income on credit card loans is included in interest income on loans.

         NONINTEREST EXPENSE. Noninterest expense increased $4.9 million from $14.8 million for the nine months ended March 31, 1998 to $19.7 million for the nine months ended March 31, 1999.

         There was an increase of $4.4 million in the cost of third party processors of credit cards. This included $1.1 million of nonrecurring expenses associated with the decision to stop marketing subprime credit cards. This expense represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the increased amount of unsecured credit card loans. The Company began processing credit cards in the second quarter of fiscal 1997.

         INCOME TAX EXPENSE. The Company's income tax expense for the nine months ended March 31, 1999 was $1.4 million as compared to $2.4 million for the nine months ended March 31, 1998, a decrease of $1.0 million. This decrease was primarily due to the decrease in the Company's income before income tax.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

        GENERAL. The Company's net income decreased $1.4 million to $47,000 for the three months ended March 31, 1999 as compared to $1.4 million for the three months ended March 31, 1998. As discussed in more detail below, this decrease was due primarily to an increase in noninterest expense of $1.6 million and an increase in provision for losses on loans of $1.1 million. These increases were partially offset by an increase in noninterest income of $806,000 and a reduction in income tax expense of $565,000.

         INTEREST INCOME. Interest income remained relatively stable at $11.4 million when comparing the three months ended March 31, 1999 to the three months ended March 31, 1998, respectively. The decrease in the average yield of interest-earnings assets was offset by an increase in the average balance of interest-earning assets. The average yield on interest-earning assets decreased from 8.38% to 8.04% for the three months ended March 31, 1998 and March 31, 1999, respectively. The average balance of interest-earning assets increased $22.6 million when comparing the three months ended March 31, 1999 to the same period in the prior fiscal year.

         INTEREST EXPENSE. Interest expense decreased $55,000 from $6.2 million for the three months ended March 31, 1998 to $6.1 million for the three months ended March 31, 1999. This decrease was largely attributable to a decrease in the average rate paid on interest-bearing liabilities and was partially offset by an increase in the average balance of interest-bearing liabilities. The average rates on interest-bearing liabilities decreased from 4.97% to 4.66% for the three months ended March 31, 1998 and March 31, 1999, respectively. The average balance of interest-bearing liabilities increased $28.2 million when comparing the three months ended March 31, 1999 to the same period in the prior fiscal year.

         NET INTEREST INCOME. The Company's net interest income for the three months ended March 31, 1999 increased $50,000 to $5.3 million as compared to $5.2 million for the same period in fiscal 1998. The net interest spread on average interest-earning assets remained relatively stable at 3.38% and 3.41% for the three months ended March 31, 1999 and March 31, 1998, respectively. The increase in the net interest income reflects a decrease in the rates paid on interest-bearing liabilities from 4.97% for the three months ended March 31, 1998 to 4.66% for the three months ended March 31, 1999.

        During the three months ended March 31, 1999, the Company increased its average balances of commercial, agricultural and credit card loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand, except for subprime credit card loans fore which the Company ceased processing applications in March 1999. In addition, the Company sold the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. However, lending activity will carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

         PROVISION FOR LOSSES ON LOANS. During the three months ended March 31, 1999, the Company recorded a provision for losses on loans of $2.0 million as compared to $898,000 for the three months ended March 31, 1998. The provision for losses on loans of $2.0 million for the three months ended March 31, 1999 compared to the same period in fiscal 1998 is primarily to provide for future expected write-offs on credit card loans and to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

         NONINTEREST INCOME. Noninterest income was $3.9 million for the three months ended March 31, 1999 as compared to $3.1 million for the three months ended March 31, 1998, an increase of $806,000.

         The increase in credit card fee income of $1.1 million for the three months ended March 31, 1999 as compared to the same period in fiscal 1998 is primarily due to an increase in fees received on unsecured credit cards. This is the result of the balance of the credit card portfolio increasing to $20.0 million at March 31, 1999 as compared to $6.0 million at March 31, 1998. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased processing credit card applications in March 1999. This will decrease the level of these fees. Interest income on credit card loans is included in interest income on loans.

         NONINTEREST EXPENSE. Noninterest expense increased $1.6 million from $5.3 million for the three months ended March 31, 1998 to $6.9 million for the three months ended March 31, 1999.

         There was an increase of $1.4 million in the cost of third party processors of credit cards. This included $1.1 million of nonrecurring expenses associated with the decision to stop marketing subprime credit cards. This expense represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the increased amount of unsecured credit card loans. The Company began processing credit cards in the second quarter of fiscal 1997.

         INCOME TAX EXPENSE. The Company's income tax expense for the three months ended March 31, 1999 was $131,000 as compared to $696,000 for the three months ended March 31, 1998, a decrease of $565,000. This decrease was primarily due to the decrease in the Company's income before income tax.

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

         Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U. S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At March 31, 1999, the Bank's regulatory liquidity ratio was 9.34%.

         Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the nine months ended March 31, 1999, the Bank required funds beyond its ability to generate funds internally. Thus it used its borrowing capacity with the FHLB by obtaining advances, which increased its borrowings with the FHLB by $38.2 million.

         The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 1999, the Bank had outstanding commitments to originate or purchase loans of $69.5 million and to sell loans of $22.6 million. The Bank had commitments to purchase securities available for sale of $260,000 and no commitments to sell securities available for sale. The Bank had no commitments to purchase or sell mortgage-backed securities.

         Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

         In April of 1997, the Company initiated a stock buy back program in which up to 10% of the common stock of the Company could be acquired beginning May 1, 1997 through April 30, 1998. A total of 111,750 shares of common stock were purchased pursuant to this program. In April of 1998, the Company initiated another stock buy back program in which up to

10% of the common stock of the Company may be acquired beginning May 1, 1998 through April 30, 1999. In accordance with the provisions of the current stock buy back program, the Company purchased 364,350 shares of common stock in this stock buy back program that expired April 30, 1999.

         In May of 1999, the Company initiated another stock buy back program in which up to 10% of the common stock of the Company may be acquired through April 30, 2000. Purchases may be made periodically in either open market or private transactions or both, in accordance with guidelines established by the Securities and Exchange Commission, which includes volume restrictions designed to minimize the impact of such repurchases. The number of shares of common stock actually acquired by the Company will depend upon subsequent developments and corporate needs, and such repurchases may be interrupted or discontinued at any time.

         Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at March 31, 1999, the Bank met all current capital requirements.

         The OTS has adopted a core capital requirement for savings institutions comparable to the requirement for national Banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 7.43% at March 31, 1999.

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

         As of September 30, 1998, under a rate shock scenario of plus 200 basis points ("bp"), the Bank's pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 10.64%. The post-shock NPV ratio was estimated to be 10.11%, a decline of 53bp. As of December 31, 1998, the most recent report available, the Bank's sensitivity to interest rate changes decreased slightly. The post-shock ratio for a 200 bp decrease in market interest rates as of December 31, 1998 was estimated to be 9.93%, a decrease of 31bp from the pre-shock NPV ratio estimate of 10.24%.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
            None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

Item 5.  OTHER INFORMATION
            None

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K

         a.  Exhibit 27.1 and Exhibit 27.2 are attached.
         b.  Refer to Form 8-K filed on May 13, 1999.

-----------------------------------------------------------------------

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



                                   HF Financial Corp.
                                   ------------------------------------
                                      (Registrant)

Date:   5/14/99               by   /s/ Curtis L. Hage
        -------                    ------------------------------------
                                   Curtis L. Hage, Chairman, President
                                   And Chief Executive Officer
                                   (Duly Authorized Officer)

Date:   5/14/99               by   /s/ Brent E. Johnson
        -------                    ------------------------------------
                                   Brent E. Johnson, Senior Vice
                                   President, Chief Financial Officer
                                   And Treasurer (Principal Financial
                                   and Accounting Officer)