Form 10-K405
period 1999-06-30
HF FINANCIAL CORP
filed 1999-09-28
CIK 881790

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM ____________________ TO _________________________

COMMISSION FILE NUMBER 0-19972

                               HF FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                46-0418532
----------------------------------      ----------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

225 South Main Avenue, Sioux Falls, South Dakota             57104
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (605) 333-7556
                                                   -------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 23, 1999 there were 4,762,884 issued and outstanding shares of the Registrant's Common Stock.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 23, 1999 was $53.2 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 1999 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

HF Financial Corp. (the "Company") was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Home Federal" or the "Bank") issued in the mutual to stock conversion of Home Federal (the "Conversion"). The Company acquired all of the outstanding stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a mortgage subsidiary as HomeFirst Mortgage Corp. ("Mortgage Corp."). This subsidiary ceased operations in fiscal year 1998. In May, 1996, the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of this entity. The Company became the owner of 100% of HF Card Services effective as of July 1998. At June 30, 1999, the Company had total assets of $658.6 million and consolidated stockholders' equity of $48.6 million (or 7.37% of assets).

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

The executive offices of the Company, the Bank, the Mortgage Corp. and HF Card Services are located at 225 South Main Avenue, Sioux Falls, South Dakota 57104. The Company's telephone number at that address is (605) 333-7556.

THE BANK

Home Federal is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"). Originally chartered in 1929, Home Federal serves 19 cities in eastern South Dakota through its main office in Sioux Falls and its network of 24 retail banking offices located throughout eastern South Dakota and one internet branch which is located at www.homefederal.com.

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

At June 30, 1999, the Bank's loan portfolio totalled $524.6 million, which consisted of $138.2 million of one- to four- family residential mortgage loans, $47.3 million of multi-family real estate loans, $59.1 million of commercial real estate loans, $19.7 million of construction and development loans, $168.4 million of consumer loans, $29.6 million of agricultural loans and $62.3 million of commercial business loans. On such date, the Bank had $41.6 million of mortgage-backed securities and $61.0 million of investment securities.

MORTGAGE CORP.

HomeFirst Mortgage Corp. is a South Dakota Corporation which had an office in Omaha, Nebraska. The Company ceased operations of the Mortgage Corp. during the first quarter of fiscal 1998. The Mortgage Corp. was a mortgage banking operation that originated one- to four-family residential loans which were sold into the secondary market and to the Bank. The Mortgage Corp. had no activity during fiscal year 1999.

HF CARD SERVICES

In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of the membership interest of this entity. The Company became the owner of 100% of HF Card Services effective as of July 1998. HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide to sub-prime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional credit card issuers.

OTHER SUBSIDIARIES

Home Federal, through its wholly-owned subsidiaries, Hometown Insurors, Inc. and Mid-America Service Corporation, offers mortgage life, hazard and other insurance products and appraisal services. See "Subsidiary Activities." In addition, Home Federal's subsidiary, PMD, Inc., engages in the business of buying, selling and managing repossessed real estate properties of Home Federal. PMD, Inc. had no activity during fiscal year 1999.

SEGMENTS

The Company's reportable segments are banking, credit card and other. The "banking" segment is conducted through the Bank and the "credit card" segment is conducted through HF Card Services. The "other" segment is composed of smaller nonreportable segments, the Company and inter-segment eliminations. See "Note 16 of the Notes to Consolidated Financial Statements".

MARKET AREA

Based on total assets at June 30, 1999, Home Federal is the largest thrift institution headquartered in South Dakota. During its 70-year existence, among its other lending activities, Home Federal served its customers located in eastern and central South Dakota, including the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Hartford, Canton, Parker, Lennox, Aberdeen, Mobridge, Brookings, Redfield, Dakota Dunes, Colman, Crooks, Chester and Wentworth, and the communities surrounding such communities through its network of 25 full service offices and one internet branch. The Bank's immediate market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms.

HF Card Services provides services to customers nationwide.

LENDING ACTIVITIES

GENERAL. Historically, the Bank has originated fixed-rate one- to four-family mortgage loans. Since 1984, however, the Bank has emphasized the origination of adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate mortgage loans. The Bank has continued to originate fixed-rate mortgage loans in response to customer demand. While the Bank sold fixed-rate loans with maturities of 15 years or greater and conventional ARM loans into the secondary market, during fiscal 1999 the Bank sold the majority of the loans with servicing released.

While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences as well as consumer loans, the Bank also originates multi-family residential and commercial real estate, construction, agricultural and commercial business loans in its primary market area. In addition, the Bank makes credit card loans to customers on a nationwide basis. The Bank originates residential and non-owner occupied construction loans that are presold to borrowers or held for sale by local builders and, on few occasions, makes land acquisition and development loans. The Bank's one- to four-family loans are primarily secured by homes located in its market area in South Dakota. At June 30, 1999, the Bank's net loan portfolio totalled $504.1 million.

LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

                                                                     At June 30,
                                          ---------------------------------------------------------------------
                                                 1999                   1998                   1997
                                                 ----                   ----                   ----
                                           Amount     Percent    Amount     Percent     Amount     Percent
                                           ------     -------    ------     -------     ------     -------
                                                               (Dollars In Thousands)
REAL ESTATE LOANS:
    One- to four-family................    $138,238   26.35%     $131,062   29.13%      $165,573   36.50%
    Multi-family.......................      47,283    9.01        54,560   12.12         59,971   13.22
    Commercial.........................      59,061   11.26        38,002    8.44         34,252    7.55
    Construction and development.......      19,696    3.76        12,804    2.85          5,315    1.17
                                             ------    ----        ------    ----          -----    ----
    Total real estate loans ...........     264,278   50.38       236,428   52.54        265,111   58.44
                                            -------   -----       -------   -----        -------   -----

OTHER LOANS:
Consumer Loans:
    Mobile home........................       8,115    1.55        11,152    2.48         15,571    3.43
    Automobiles........................      74,255   14.16        66,044   14.67         66,483   14.66
    Deposit account....................       2,117    0.40         2,167    0.48          2,299    0.51
    Student............................       6,996    1.33         6,986    1.55          6,409    1.41
    Junior liens.......................      46,556    8.87        41,599    9.24         38,736    8.54
    Credit cards.......................      18,062    3.44        12,335    2.74          2,310    0.51
    Other (1)..........................      12,304    2.35        15,944    3.54         20,934    4.61
                                             ------    ----        ------    ----         ------    ----
    Total consumer loans...............     168,405   32.10       156,227   34.70        152,742   33.67
                                            -------   -----       -------   -----        -------   -----

Commercial business....................      62,315   11.88        41,068    9.13         27,534    6.07
                                             ------   -----        ------    ----         ------    ----
Agricultural...........................      29,610    5.64        16,327    3.63          8,261    1.82
                                             ------    ----        ------    ----          -----    ----

      Total other loans................     260,330   49.62       213,622   47.46        188,537   41.56
                                            -------   -----       -------   -----        -------   -----

      Total gross loans................     524,608  100.00%      450,050  100.00%       453,648  100.00%
                                            -------  -------      -------  -------       -------  -------
                                                     -------               -------                -------

LESS:
    Loans in process...................     (7,487)               (5,199)                (4,272)
    Deferred fees and discounts........     (1,073)               (1,514)                (1,348)
    Allowance for losses...............    (11,991)               (7,199)                (4,526)
                                           --------               -------                -------
      Total loans receivable, net......    $504,057              $436,138               $443,502
                                           --------              --------               --------
                                           --------              --------               --------

                                                         At June 30,
                                          -----------------------------------------
                                                 1996                  1995
                                                 ----                  ----
                                          Amount     Percent     Amount     Percent
                                          ------     -------     ------     -------
                                                  (Dollars In Thousands)
REAL ESTATE LOANS:
    One- to four-family................   $178,198   41.12%      $163,379   42.99%
    Multi-family.......................     62,932   14.52         73,516   19.34
    Commercial.........................     26,130    6.03         22,400    5.89
    Construction and development.......     20,823    4.81         12,522    3.30
                                            ------    ----         ------    ----
    Total real estate loans ...........    288,083   66.48        271,817   71.52
                                           -------   -----        -------   -----

OTHER LOANS:
Consumer Loans:
    Mobile home........................     20,031    4.62         25,462    6.70
    Automobiles........................     48,181   11.12         32,583    8.57
    Deposit account....................      2,210    0.51          2,761    0.73
    Student............................      5,729    1.32          2,884    0.76
    Junior liens.......................     24,298    5.60         22,613    5.95
    Credit cards.......................      - - -    0.00          - - -    0.00
    Other (1)..........................     25,475    5.88         10,784    2.84
                                            ------    ----         ------    ----
    Total consumer loans...............    125,924   29.05         97,087   25.55
                                           -------   -----         ------   -----

Commercial business....................     13,913    3.21         11,129    2.93
                                            ------    ----         ------    ----
Agricultural...........................      5,461    1.26          - - -    0.00
                                            ------    ----         ------    ----

      Total other loans................    145,298   33.52        108,216   28.48
                                           -------   -----        -------   -----

      Total gross loans................    433,381  100.00%       380,033  100.00%
                                           -------  -------       -------  -------
                                                    -------                -------

LESS:
    Loans in process...................    (7,349)               (10,934)
    Deferred fees and discounts........    (1,480)                  (914)
    Allowance for losses...............    (4,129)                (4,039)
                                           -------                -------
      Total loans receivable, net......   $420,423               $364,146
                                          --------               --------
                                          --------               --------


(1) Includes primarily second mortgage loans.

The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

                                                                        At June 30,
                                             -------------------------------------------------------------------
                                                     1999                  1998                  1997
                                                     ----                  ----                  ----
                                              Amount     Percent    Amount     Percent    Amount     Percent
                                              ------     -------    ------     -------    ------     -------
FIXED-RATE LOANS:                                                 (Dollars In Thousands)
Real Estate:
       One- to four-family..............       $95,228    18.15%     $69,679    15.48%     $72,198    15.91%
       Multi-family, commercial &               30,954     5.90       19,729     4.38       18,463     4.07
         construction...................        ------     ----       ------     ----       ------     ----

         Total real estate loans........       126,182    24.05       89,408    19.86       90,661    19.98
                                               -------    -----       ------    -----       ------    -----

Consumer (including mobile home loans)..       121,814    23.22      116,409    25.87      124,054    27.35
Agricultural............................         6,402     1.22          982     0.22        1,293     0.29
Commercial business.....................        16,675     3.18        9,323     2.07        8,516     1.88
                                                ------     ----        -----     ----        -----     ----
         Total fixed-rate loans.........       271,073    51.67      216,122    48.02      224,524    49.50
                                               -------    -----      -------    -----      -------    -----

ADJUSTABLE-RATE LOANS:
Real estate:
      One- to four-family...............        43,010     8.20       61,383    13.64       93,375    20.58
      Multi-family, commercial &
        construction....................        95,086    18.13       85,637    19.03       81,075    17.87
                                                ------    -----       ------    -----       ------    -----

         Total real estate loans........       138,096    26.33      147,020    32.67      174,450    38.45
                                               -------    -----      -------    -----      -------    -----

Consumer (including mobile home loans)..        46,591     8.88       39,818     8.85       28,688     6.32
Agricultural............................        23,208     4.42       15,345     3.41        6,968     1.54
Commercial business.....................        45,640     8.70       31,745     7.05       19,018     4.19
                                                ------     ----       ------     ----       ------     ----
         Total adjustable-rate loans....       253,535    48.33      233,928    51.98      229,124    50.50
                                               -------    -----      -------    -----      -------    -----

         Total loans....................       524,608   100.00%     450,050   100.00%     453,648   100.00%
                                               -------   -------     -------   -------     -------   -------
                                                         -------               -------               -------

LESS:
    Loans in process....................       (7,487)               (5,199)               (4,272)
    Deferred fees and discounts.........       (1,073)               (1,514)               (1,348)
    Allowance for loan losses...........      (11,991)               (7,199)               (4,526)
                                              --------               -------               -------

         Total loans receivable, net....      $504,057              $436,138              $443,502
                                              --------              --------              --------
                                              --------              --------              --------

                                                           At June 30,
                                             -----------------------------------------
                                                    1996                  1995
                                                    ----                  ----
                                             Amount     Percent    Amount     Percent
                                             ------     -------    ------     -------
FIXED-RATE LOANS:                                     (Dollars In Thousands)
Real Estate:
       One- to four-family..............      $82,108    18.95%    $ 73,460    19.33%
       Multi-family, commercial &
         construction...................       24,706     5.70       18,821     4.95
                                               ------     ----       ------     ----

         Total real estate loans........      106,814    24.65       92,281    24.28
                                              -------    -----       ------    -----

Consumer (including mobile home loans)..      114,434    26.40       94,955    24.99
Agricultural............................        - - -     0.00        - - -     0.00
Commercial business.....................          960     0.22        3,602      .95
                                                  ---     ----        -----      ---
         Total fixed-rate loans.........      222,208    51.27      190,838    50.22
                                              -------    -----      -------    -----

ADJUSTABLE-RATE LOANS:
Real estate:
      One- to four-family...............      105,389    24.32       96,213    25.32
      Multi-family, commercial &
        construction....................       75,880    17.51       83,323    21.92
                                               ------    -----       ------    -----

         Total real estate loans........      181,269    41.83      179,536    47.24
                                              -------    -----      -------    -----

Consumer (including mobile home loans)..       16,951     3.91        2,132      .56
Agricultural............................        - - -     0.00        - - -     0.00
Commercial business.....................       12,953     2.99        7,527     1.98
                                               ------     ----        -----     ----
         Total adjustable-rate loans....      211,173    48.73      189,195    49.78
                                              -------    -----      -------    -----

         Total loans....................      433,381   100.00%     380,033   100.00%
                                              -------   -------     -------   -------
                                                        -------               -------

LESS:
    Loans in process....................      (7,349)              (10,934)
    Deferred fees and discounts.........      (1,480)                 (914)
    Allowance for loan losses...........      (4,129)               (4,039)
                                              -------               -------

         Total loans receivable, net....     $420,423              $364,146
                                             --------              --------
                                             --------              --------

The following schedule illustrates the scheduled principal contractual repayments of the Bank's loan portfolio at June 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                    Real Estate
                                   --------------------------------------------------
Due during years ending June 30,    One- to Four-      Multi-
                                        Family         Family    Commercial (2)
                                        ------         ------    --------------
                                               (Dollars in Thousands)
2000 (1).........................         $ 4,071      $ 2,234         $ 8,047
2001.............................           4,384        2,423           8,741
2002.............................           4,723        2,627           9,496
2003 and 2004....................          10,571        5,936          17,812
2005 to 2009.....................          34,462       19,805          33,919
2010 and following ..............          80,027       14,258             742
                                         --------     --------        --------
Total............................        $138,238      $47,283        $ 78,757
                                         --------     --------        --------
                                         --------     --------        --------

                                                             Non-Real Estate
                                        ------------------------------------------------------------
Due during years ending June 30,                           Credit                      Commercial
                                          Consumer         Cards       Agricultural     Business        Total
                                          --------         -----       ------------     --------        -----
                                                      (Dollars in Thousands)
2000 (1).........................          $ 36,413        $ 18,062        $ 13,950       $ 35,478      $118,255
2001.............................            36,980           - - -           2,645          5,642        60,815
2002.............................            36,438           - - -           2,886          6,164        62,334
2003 and 2004....................            28,377           - - -           4,300         13,243        80,239
2005 to 2009.....................            12,135           - - -           5,432          1,788       107,541
2010 and following ..............             - - -           - - -             397          - - -        95,424
                                           --------        --------        --------       --------      --------
Total............................          $150,343        $ 18,062         $29,610       $ 62,315      $524,608
                                           --------        --------        --------       --------      --------
                                           --------        --------        --------       --------      --------

--------------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.
(2) Includes construction loans.

The total amount of loans due after June 30, 2000 which have predetermined interest rates is $226.3 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $180.0 million.

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

ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1999, the Company's one- to four-family residential mortgage loans totalled $138.2 million, or approximately 26.4% of the Company's gross loan portfolio.

Historically, the Company has emphasized the origination of conventional ARM loans for retention in its portfolio and fixed-rate conforming loans suitable for sale in the secondary market. However, during fiscal 1999 the Company sold conventional ARM loans into the secondary market. Presently, the Company follows the practice of generally selling fixed rate conventional mortgage loans with maturities of 15 years or greater. See "Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." During the year ended June 30, 1999, the Company originated $24.5 million of adjustable-rate real estate loans, the majority of which were secured by one- to four-family residential real estate. During the same period, the Company originated $130.1 million of fixed-rate real estate loans, the majority of which were secured by one- to four-family residential real estate. The Bank's one- to four-family residential mortgage originations are primarily in its market area.

The Company currently makes 15- and 30-year fixed- and adjustable-rate one- to four-family residential mortgage loans in amounts up to 95% of the appraised value of the collateral property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure at or below the 80% level. The Company currently offers an ARM loan which has a fixed rate for the initial three years and converts to a one-year ARM loan for the remainder of the life of the loan. The Company also offers a one-year ARM loan with a rate below the Company's then current fixed-rate loan for a comparable 15- or 30-year term loan. These loans provide for up to a 2.0% annual cap and a lifetime cap of 6.0% over the fully-indexed rate. These ARM products have an interest rate margin generally 2.9% over the one-year Treasury Bill rate. These loans provide for up to a 2.0% annual cap and a lifetime cap of 6.0% over the fully-indexed rate calculated at the date of origination. As a consequence of using caps, the interest rates on these loans are not as rate sensitive as is the Company's cost of funds. The initial rate used for the loan is usually below the fully-indexed rate and is determined by the Company in accordance with market and competitive factors.

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

The Company also offers fixed-rate 15- through 30-year mortgage loans that conform to secondary market standards (i.e., Federal National Mortgage Bank ("FNMA"), Government National Mortgage Bank ("GNMA") and FHLMC standards). Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions. Residential loans generally do not include prepayment penalties. Most of these loans with maturities of 30 years are held for sale or sold in the secondary market. While the Company has generally retained servicing rights on such loans whenever possible, during fiscal 1999 the Company sold the majority of its loans with servicing released.

The Bank also originates fixed-rate one- to four-family mortgage loans through the South Dakota Housing Development Authority ("SDHDA") program. These loans generally have terms not to exceed 30 years and are either insured by the FHA/VA or private mortgage insuror or must have no more than a 80% loan to value ratio. The Bank receives an origination fee of one percent of the loan amount from the borrower and a servicing fee generally three-eighths of one percent from the SDHDA for these services. The Bank is the largest servicer of loans for the SDHDA. At June 30, 1999, the Bank serviced $344.1 million of mortgage loans for the SDHDA.

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

The Bank presently originates adjustable-rate, short-term balloon payment, fixed-rate multifamily and commercial real estate loans. The Bank's multi-family and commercial real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, churches, motels, office buildings, strip shopping centers and nursing homes. The terms of such loans are negotiated on a case by case basis. Commercial real estate loans generally have terms that do not exceed 25 years. The Bank has a variety of rate adjustment features, call provisions and other terms in its multi-family and commercial real estate loan portfolio. Generally, the loans are made in amounts up to 75% of the appraised value of the collateral property and with debt service coverage ratios of 115% or higher. The debt service coverage is the ratio of net cash from operations before payment of debt service. However, these percentages may vary depending on the type of security and the guarantor. Such loans provide for a negotiated margin over a designated index which is generally the one-year Treasury Bill Rate. Fixed-rate loans are generally made when advances from the Federal Home Loan Bank ("FHLB") of Des Moines can be used to fund the loan. The Bank analyzes the financial condition of the borrower, the borrower's credit history, the borrower's prior record for producing sufficient income from similar loans, references and the reliability and predictability of the net income generated by the property securing the loan. The Bank generally requires personal guaranties of borrowers. Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan. The sale of participation interests in a loan are necessitated by the amount of the loan or the Loans to One Borrower requirements which would require the sale of the loan. In return for servicing these loans for the participants, the Bank generally receives a fee of one-fourth to three-eighths of one percent. Also, income is received at loan closing from loan fees and discount points. Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by independent appraisers selected by Home Federal and reviewed by Bank employees.

At June 30, 1999, the Bank had $47.3 million of multi-family and $59.1 million of commercial real estate loans, which represented 9.0% and 11.3%, respectively, of the Bank's gross loan portfolio. See "Nonperforming Assets and Classified Loans" for a discussion of the Bank's largest nonperforming assets and items of concern and the allowance established for each.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") includes a provision that limits the Bank's non-residential real estate lending (i.e., commercial real estate lending, other than lending on certain multi-family residences) to no more than four times its total capital. This maximum limitation, which at June 30, 1999 was $176.8 million, has not materially limited the Bank's lending practices. See "Regulation-Regulatory Capital Requirements."

Under FIRREA, the maximum amount which Home Federal may lend to any one borrower is 15% of Home Federal's unimpaired capital and surplus or $7.7 million at June 30, 1999. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. See "Regulation" for a discussion of the loans-to-one borrower rule. On June 30, 1999, the Bank did not have any loans exceeding the Loans to One Borrower requirements.

At June 30, 1999, Home Federal had no loans in excess of its present legal lending limit. On such date, the Bank had loans in excess of $1.0 million to 54 borrowers or groups of affiliated borrowers.

CONSTRUCTION AND DEVELOPMENT LENDING. The Bank makes construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers for the construction of one- to four-family residences and condominiums and the development of one- to four-family lots in the Bank's primary market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs 6 to 12 months. These construction loans have rates and terms which match the one- to four-family permanent loans offered by the Bank. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1999, the Bank had $9.3 million of residential construction loans to borrowers intending to live in the properties upon completion of construction.

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

The Bank also makes loans to developers for the purpose of developing one- to four-family lots. These loans typically have terms of one year and carry interest rates which float monthly based on a national designated index such as the prime rate. Loan commitment and partial release fees are charged. These loans generally provide for the payment of interest and loan fees from loan proceeds. The principal balance of these loans is typically paid down as lots are sold. At June 30, 1999, the Bank had $6.3 million of development loans.

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

The Bank makes loans for the construction of multi-family residential properties. Such loans are generally made at adjustable rates which adjust annually based upon a national designated index. At June 30, 1999, the Bank had $2.5 million of multi-family residential construction loans. At June 30, 1999, all of the Bank's construction loans were performing in accordance with their terms.

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

Most of the Bank's mobile home loans have been originated with fixed rates of interest and are generally made in amounts of up to a maximum of the lesser of 125% of the net invoice or 90% of the buyer's cost. The buyer's cost can include such items as freight, itemized set-up charges, physical damage insurance, sales tax and filing and recording fees. Home Federal is permitted by regulation to make mobile home loans for terms of up to 20 years, although most of the Bank's mobile home loans are for terms of 15 years or less. At June 30, 1999, mobile home loans amounted to $8.1 million or 1.6% of the Bank's gross loan portfolio.

Home Federal currently purchases automobile conditional sales contracts from selected dealers within its market area as well as originating automobile loans directly. At June 30, 1999, automobile loans amounted to $74.3 million or 14.2% of the Bank's gross loan portfolio.

Loans secured by second mortgages, together with loans secured by all prior liens, are limited to 100% or less of the appraised value of the property securing the loan and generally have maximum terms that do not exceed seven to ten years. As of June 30, 1999, such loans amounted to $46.6 million or 8.9% of the Bank's gross loan portfolio.

The student loans originated by Home Federal are guaranteed as to principal and interest by the South Dakota Education Assistance Corporation. Upon the student nearing graduation, Home Federal sells such student loans with servicing rights released. At June 30, 1999, student loans amounted to $7.0 million or 1.3% of the Bank's gross loan portfolio.

At June 30, 1999, the Bank's consumer loan portfolio totalled $168.4 million, or 32.1% of its gross loan portfolio. Of the consumer loan portfolio at June 30, 1999, 27.7% were adjustable-rate loans.

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

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as mobile homes, automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1999, the Bank had $1.7 million consumer loans, including mobile home loans, delinquent more than 30 days. Not included in this amount was $98,000 of repossessed consumer and mobile home collateral. Although management believes that the level of delinquencies in the Bank's consumer loan portfolio, including mobile home loans, has generally been low and only 0.3% of the consumer loan portfolio was nonperforming, there can be no assurance that delinquencies will not increase in the future. See "Nonperforming Assets and Classified Loans" for further discussion.

CREDIT CARD LENDING. During fiscal year 1991, the Bank began offering VISA/Mastercard card credit card services on an agency basis to its customers. The Bank does not retain or have any credit liability related to the credit which is extended in connection with such cards. The Bank is paid a fee for each card issued and receives a fee for each transaction completed on these cards. During fiscal 1997, the Company made a strategic decision to enter the credit card business more directly and took a 51% majority position in a newly formed subsidiary, HF Card Services. The Company became the owner of 100% of HF Card Services effective as of July 1998. The target market for credit cards in this line of business was sub-prime credit customers who have either an insufficient credit history or a negative credit history and were unable to obtain a credit card from more traditional card issuers. Credit card processing is being provided by independent third parties. The Company had approximately $18.1 million in credit card loans at June 30, 1999. The Company ceased processing subprime credit card applications in March 1999.

COMMERCIAL BUSINESS LENDING. In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates commercial loans to local businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability and Risk Management." At June 30, 1999, approximately $62.3 million or 11.9% of the Bank's total loan portfolio was comprised of commercial business loans. Home Federal's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and business expansion within the Bank's market area. Virtually all of Home Federal's commercial business loans have been to borrowers in its primary lending areas. The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration ("SBA") of which a portion of such loans are also guaranteed in part by the SBA. The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans. In the future, Home Federal intends to continue to expand its commercial business lending, subject to market conditions. Interest rates on commercial business loans adjust or float with a designated national index plus a specified margin.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Virtually all of the Bank's commercial business loans include personal guarantees. At June 30, 1999, four of the Bank's commercial business loans totaling $111,000 were nonperforming.

AGRICULTURAL LOANS. In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Company established an agricultural lending department in fiscal year 1996. The Company employed experienced lenders to establish this department and to ensure a high quality portfolio. The agricultural division offers four types of loans to its consumers: (1) operating loans which are used to fund operating expenses which typically have a one year term and are indexed to the national prime rate; (2) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (3) agricultural farmland term loans which are used to fund land purchases or refinances; (4) specialized livestock loans fund facilities and equipment for confinement enterprises. These loans typically will have personal guarantees, a first lien on the real estate, interest rates adjustable to the national prime rate, and require quarterly or monthly payments. All loans are secured by the operating assets of the borrower. The Bank had approximately $29.6 million of its loan portfolio in agricultural loans which was 5.6% of its loan portfolio at June 30, 1999.

Loan customers are required to supply current financial statements, tax returns for the past three to five years, and cash flow projections which are updated on an annual basis. In addition, on major loans the loan officer will perform an annual farm visit, obtain financial statements and perform a financial review of the loan.

At June 30, 1999, three of the Bank's agricultural loans totaling $307,000 were nonperforming.

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

The Company originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in its market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. Virtually all newly originated fixed-rate residential mortgage loans with maturities of 15 years or greater are originated pursuant to prior commitments for immediate sale in the secondary market. The Company sells loans to private investors as well as to FNMA and FHLMC. At June 30, 1999, the Company had $11.8 million of loans secured by one- to four-family residential real estate which were held for sale. See "Notes 3 and 4 of the Notes to Consolidated Financial Statements." These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals in the Bank's asset/liability management program. During fiscal 1999 the Bank sold the majority of these fixed-rate mortgage loans with servicing released. The Bank also occasionally sells loan participations in order to diversify risk and to comply with loans-to-one borrower requirements.

Home Federal has had a substantial portfolio of fixed-rate and adjustable-rate mortgage-backed securities which it uses for investment and liquidity management. During fiscal 1999, the Bank purchased $21.4 million of mortgage-backed securities. At June 30, 1999, mortgage-backed securities totalled $41.6 million, or 7.3% of Home Federal's gross loans and mortgage-backed securities portfolio. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of Home Federal's mortgage-backed securities portfolio, see "Note 2 of the Notes to Consolidated Financial Statements." Under the risk-based capital requirement, GNMA mortgage-backed securities have a risk-weighting of 0% and FNMA and FHLMC mortgage-backed securities and mortgage-backed securities issued by U.S. Government sponsored agencies have a risk weighting of 20%, in contrast to the 50% risk weight carried by residential loans. While the Bank could exchange its long-term, fixed-rate mortgage loans for FHLMC participation certificates in order to achieve the same benefit of increased liquidity, to date, it has not elected to do so because of adequate liquidity.

Since 1982, the Bank has purchased mortgage servicing rights from other originators on loans of the SDHDA, a state agency that provides low-interest residential housing financing for first time home buyers in South Dakota. In return for servicing such portfolio, the Bank generally receives a fee of three-eighths of one percent from the SDHDA. At June 30, 1999, the Bank serviced $408.1 million in loans for others (primarily the SDHDA).

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

The unamortized cost of loan servicing rights was $1.7 million at June 30, 1999. Home Federal had no long-term capitalized excess servicing fees receivable as of that date. Home Federal is amortizing these rights in proportion to and over the period of estimated net servicing income. Management reviews its amortization schedules at least quarterly to assure that the carrying value of mortgage servicing is fairly stated.

From time to time, Home Federal has purchased whole loans and loan participations in accordance with its ongoing asset/liability management objectives.

The following table shows the loan and mortgage-backed securities origination, purchase and repayment activities of the Company for the years indicated.

                                                                Years Ended June 30,
                                                     --------------------------------------------
                                                         1999               1998           1997
                                                         ----               ----           ----
                                                                  (Dollars in Thousands)
ORIGINATIONS BY TYPE:
Adjustable-rate:................................
    Real estate.................................        $ 24,476         $ 25,580      $  44,899
    Non-real estate.............................          21,637           32,659         29,554
                                                       ---------        ---------      ---------
         Total adjustable-rate..................          46,113           58,239         74,453
                                                       ---------        ---------      ---------
Fixed-rate:.....................................
    Real estate.................................         130,108           89,582         16,601
    Non-real estate.............................         106,092           93,869        104,217
                                                       ---------        ---------      ---------
         Total fixed-rate.......................         236,200          183,451        120,818
                                                       ---------        ---------      ---------

           Total loans originated...............         282,313          241,690        195,271
                                                       ---------        ---------      ---------

PURCHASES:
Loan participations.............................          36,489           21,510         13,813
Mortgage-backed securities......................          21,430           16,573          - - -
Loans acquired in commercial
     bank purchase..............................          29,204            - - -          - - -
Mortgage-backed securities
     acquired in commercial bank purchase.......             518            - - -          - - -
                                                       ---------        ---------      ---------
           Total purchased......................          87,641           38,083         13,813
                                                       ---------        ---------      ---------

SALES:
Real estate loans...............................          82,507          106,397         53,250
Mortgage-backed securities......................           4,486              477         12,184
                                                       ---------        ---------      ---------
           Total sales..........................          86,993          106,874         65,434
PRINCIPAL REPAYMENTS                                     199,914          165,509        147,954
                                                       ---------        ---------      ---------

           Total reductions.....................         286,907          272,383        213,388
                                                       ---------        ---------      ---------

Other, net......................................        (12,239)          (5,622)        (1,938)
                                                        --------          -------        -------
           Net increase (decrease)..............        $ 70,808          $ 1,768      $ (6,242)
                                                       ---------        ---------      ---------
                                                       ---------        ---------      ---------

NONPERFORMING ASSETS AND CLASSIFIED LOANS

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

Generally, when a loan becomes delinquent 90 days or more, except for credit card loans, the Bank will place the loan on a nonaccrual status and, as a result, accrued interest income on the loan is taken out of income. Income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is no longer in doubt, in which case the loan is returned to accrual status. Credit card loans remain in accrual status until 120 days, when accrued interest income on the loan is taken out of income.

For the year ended June 30, 1999, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to approximately $180,000. Income that was recorded on these nonaccrual loans amounted to approximately $108,000 for the year ended June 30, 1999.

NONACCRUING LOANS. As of June 30, 1999, the Bank had $1.0 million in net book value of nonaccruing loans. Included in nonaccruing loans at June 30, 1999 were five loans totaling $209,000 secured by one- to four-family real estate, one loan in the amount of $46,000 secured by commercial real estate, two mobile home loans totaling $13,000, four commercial business loans totaling $111,000, three agriculture loans totaling $307,000 and twenty-three consumer loans (excluding mobile home loans) totaling $359,000.

ACCRUING LOANS DELINQUENT MORE THAN 90 DAYS. At June 30, 1999, the Bank had $1.6 million accruing credit card loans delinquent more than 90 days and $5.2 million of credit card loans delinquent 30 days. Management has determined that increased delinquencies were primarily due to a change in loan underwriting criteria during the fourth quarter of fiscal 1998 that had the impact of reducing the overall quality of credit card loans that were originated from the fourth quarter of fiscal 1998 through the first nine months of fiscal 1999. Management reviewed the increased level of credit card delinquencies, and the loan underwriting criteria and collection procedures in the credit card portfolio and ceased processing credit card applications under the current underwriting criteria in March 1999. Net charge-offs for the year ended June 30, 1999 were $6.5 million. Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $7.6 million in the next six months. Of this amount about 75% will be a charge-off against allowance for credit card loan losses, of which the Company currently maintains an allowance for credit card loan losses equal to 41% of the outstanding credit card loan balance, or about $7.5 million. The remaining 25% will be charged against deferred credit card fee income, interest income and credit card fee income in future periods. Based upon lack of performance, the Company ceased processing subprime credit card applications in March 1999.

FORECLOSED ASSETS. As of June 30, 1999, the Bank had $464,000 of foreclosed assets. The balance of foreclosed assets at June 30, 1999 consisted of $49,000 in consumer collateral (excluding mobile home loans), $49,000 in mobile homes and $366,000 in single-family residences.

OTHER LOANS OF CONCERN. In addition to the nonperforming assets set forth in the table on page 17 of this report, as of June 30, 1999 there were also an aggregate of $10.5 million in net book value of loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the thrift institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "Special Mention" by management.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 1999, the Bank had classified $5.6 million of its assets as special mention (including certain loans discussed herein), $6.2 million as substandard (including certain loans discussed herein), and approximately $1.8 million as doubtful. Classified assets at June 30, 1999 consisted of the $3.2 million of nonperforming assets, and the $10.5 million of other loans of concern discussed above.

The Company includes all loans considered impaired in nonaccrual loans. The amount of impaired loans was not material at June 30, 1999.

The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1999. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual amounts which are overdue.

                                          At June 30, 1999
                                       (Dollars in Thousands)
                          ----------------------------------------------------
                                             REAL ESTATE
                          ----------------------------------------------------
                            One- to four-family             Commercial
                          ----------------------------------------------------
                                         Percent of                 Percent of
                                           Total                      Total
                          Number  Amount   Loans    Number   Amount   Loans
                          ------  ------   -----    ------   ------   -----

Loans delinquent for:
     30-59 days.........     15    $ 623    0.12%       1     $  33    0.01%
     60-89 days.........      2      111    0.02        0     - - -    0.00
     90 days and over...      6      258    0.05        1        46    0.01
                            ---    -----    ----      ---     -----    ----

Total delinquent loans..     23    $ 992    0.19%       2      $ 79    0.02%
                            ---    -----    ----      ---     -----    ----
                            ---    -----    ----      ---     -----    ----

                                                                     At June 30, 1999
                                                                   (Dollars in Thousands)
                         ----------------------------------------------------------------------------------------------------------
                                                                      NON REAL ESTATE
                         ----------------------------------------------------------------------------------------------------------
                                 Consumer                  Credit Card                 Business                Agricultural
                         ----------------------------------------------------------------------------------------------------------
                                        Percent of                Percent of                 Percent of                  Percent of
                                           Total                      Total                      Total                      Total
                         Number  Amount    Loans     Number  Amount   Loans     Number  Amount   Loans   Number   Amount    Loans
                         ------  ------    -----     ------  ------   -----     ------  ------   -----   ------   ------    -----

Loans delinquent for:
     30-59 days.........    152    $ 983    0.19%     4,316  $1,670    0.32%       10  $1,074    0.20%        5      $82    0.02%
     60-89 days.........     38      361    0.07      4,237   1,848    0.35         6     253    0.05         0    - - -    0.00
     90 days and over...     30      384    0.07      3,404   1,648    0.31         3      58    0.01         3      159    0.03
                            ---   ------   -----     ------  ------    ----       ---   -----    ----       ---    -----    ----

Total delinquent loans..    220   $1,728   0.33%     11,957  $5,166    0.98%       19  $1,385    0.26%        8     $241    0.05%
                            ---   ------   -----     ------  ------    ----       ---   -----    ----       ---    -----    ----
                            ---   ------   -----     ------  ------    ----       ---   -----    ----       ---    -----    ----


--------------------

There were no construction and development loans delinquent at June 30, 1999. There were no multi-family loans delinquent at June 30, 1999.

The following table sets forth the amounts and categories of the Bank's nonperforming assets. Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans. The Bank did not have any material troubled debt restructurings at any of the dates presented.

                                                                        At June 30,
                                                   -------------------------------------------------------
                                                        1999       1998       1997        1996       1995
                                                        ----       ----       ----        ----       ----
                                                                   (Dollars in Thousands)
Nonaccruing loans:
     One- to four-family....................           $ 209       $ 623      $ 618      $ 682      $ 169
     Commercial.............................              46         719        154        556        710
     Multi-family...........................           - - -       - - -      - - -      - - -      1,611
     Commercial business....................             111         396      - - -        427      - - -
     Consumer(1)............................             359         482        428        340         23
     Agricultural...........................             307       - - -      - - -      - - -      - - -
     Credit cards...........................           - - -       - - -      - - -      - - -      - - -
     Mobile homes...........................              13          31         52         58        198
                                                       -----       -----      -----      -----      -----
         Total..............................           1,045       2,251      1,252      2,063      2,711
                                                       -----       -----      -----      -----      -----

Accruing loans delinquent more than 90 days
     One- to four-family....................           - - -       - - -      - - -      - - -        143
     Commercial.............................           - - -       - - -      - - -      - - -      - - -
     Multi-family...........................           - - -       - - -      - - -      - - -      - - -
     Commercial business....................           - - -       - - -      - - -      - - -      - - -
     Consumer(1)............................           - - -       - - -      - - -      - - -          2
     Agricultural...........................           - - -       - - -      - - -      - - -      - - -
     Credit cards...........................           1,648         530      - - -      - - -      - - -
     Mobile homes...........................           - - -       - - -      - - -      - - -          7
                                                       -----       -----      -----      -----      -----
         Total..............................           1,648         530      - - -      - - -        152
                                                       -----       -----      -----      -----      -----

Foreclosed assets:
     One- to four-family....................             366          22        311         52        108
     Commercial.............................           - - -       - - -      - - -          1          3
     Multi-family...........................           - - -       - - -      - - -      - - -      - - -
     Commercial business....................           - - -       - - -      - - -      - - -      - - -
     Consumer(1)............................              49         140        158         87         54
     Agricultural...........................           - - -       - - -      - - -      - - -      - - -
     Credit cards...........................           - - -       - - -      - - -      - - -      - - -
     Mobile homes...........................              49          67        124         88         38
                                                       -----       -----      -----      -----      -----
         Total..............................             464         229        593        228        203
                                                       -----       -----      -----      -----      -----

Total nonperforming assets(2)...............         $ 3,157     $ 3,010    $ 1,845     $2,291     $3,066
                                                       -----       -----      -----      -----      -----
                                                       -----       -----      -----      -----      -----
Ratio of nonperforming assets to total assets(3)       0.48%       0.53%      0.33%      0.41%      0.57%
                                                       -----       -----      -----      -----      -----
                                                       -----       -----      -----      -----      -----
Ratio of nonperforming loans to total loans(4)         0.52%       0.63%      0.28%      0.49%      0.79%
                                                       -----       -----      -----      -----      -----
                                                       -----       -----      -----      -----      -----

--------------------
(1) Consists of nonperforming consumer loans exclusive of mobile home loans and credit card loans.
(2) Nonperforming assets include nonaccruing loans, accruing loans delinquent more than 90 days and foreclosed assets.
(3) Percentage is calculated based upon total assets of the Company, the Bank, HF Card Services L.L.C. and the Mortgage Corp. on a consolidated basis.
(4) Nonperforming loans includes nonaccruing loans and accruing loans delinquent more than 90 days.

ALLOWANCE FOR LOAN LOSSES. The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans, that exceed $250,000. A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. In regard to credit card loans, the Company is providing a reserve of 41% of the loan balance until the credit card portfolio becomes seasoned. As of June 30, 1999, $7.5 million of the $12.0 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan portfolio and have made no recommendations for increases in the allowances during the five year period ended June 30, 1999. The Company has historically maintained a positive variance from the minimum estimated allowance for loan losses based on the analyses that are conducted by Bank management and corporate credit personnel. Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Bank's allowances result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1999, the Bank had a total allowance for loan losses of $12.0 million, or 2.32% of total loans. See "Note 1 of the Notes to Consolidated Financial Statements" for a description of the Bank's policy regarding the provision for losses on loans.

The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.

                                                                                       Years Ended June 30,
                                                               ---------------------------------------------------------------------
                                                                   1999          1998          1997          1996          1995
                                                                   ----          ----          ----          ----          ----
                                                                                      (Dollars in Thousands)
Balance at beginning of period.............                       $7,199        $4,526        $4,129        $4,039        $4,899

CHARGE-OFFS:
     One- to four-family....................                         (56)          (95)         (104)          (23)          (34)
     Commercial.............................                         (11)         (147)          (15)          (35)        - - -
     Multi-family...........................                       - - -         - - -         - - -         - - -          (400)
     Commercial Business....................                        (124)       (1,065)         (757)         (487)         (264)
     Consumer...............................                        (914)          (26)        - - -         - - -         - - -
     Agriculture............................                        (487)        - - -         - - -         - - -         - - -
     Credit cards...........................                      (7,040)         (906)          (59)        - - -         - - -
     Mobile homes...........................                         (84)         (184)         (186)         (305)         (265)
                                                                 --------     ---------     ---------      --------      --------
     Total charge-offs......................                      (8,716)       (2,423)       (1,121)         (850)         (963)
                                                                 --------     ---------     ---------      --------      --------
RECOVERIES:
     One- to four-family....................                          16            12            24            51            16
     Commercial.............................                          46         - - -           493            58            90
     Multi-family...........................                       - - -         - - -            46             6           398
     Commercial Business....................                          72         - - -             1            43         - - -
     Consumer...............................                         227           184           194           100            54
     Agriculture............................                       - - -         - - -         - - -         - - -         - - -
     Credit cards...........................                         515           179            19         - - -         - - -
     Mobile homes...........................                          48            32            48            92            60
                                                                 --------     ---------     ---------      --------      --------
     Total recoveries.......................                         924           407           825           350           618
                                                                 --------     ---------     ---------      --------      --------

         Net (charge-offs)..................                      (7,792)       (2,016)         (296)         (500)         (345)
                                                                 --------     ---------     ---------      --------      --------


Additions (recoveries) charged to operations                      12,120         4,689          693            590          (515)
Additions from acquisition..................                         464         - - -         - - -         - - -         - - -
                                                                 --------     ---------     ---------      --------      --------
Balance at end of period....................                     $11,991        $7,199        $4,526        $4,129        $4,039
                                                                 --------     ---------     ---------      --------      --------
                                                                 --------     ---------     ---------      --------      --------

Ratio of net (charge-offs) during the
period to average loans outstanding during the
period......................................                       (1.68)%       (0.45)%       (0.07)%       (0.12)%       (0.10)%
                                                                 --------     ---------     ---------      --------      --------
                                                                 --------     ---------     ---------      --------      --------

Ratio of allowance for loan losses to total
loans at end of period......................                        2.32%         1.62%         1.02%         0.98%         1.11%
                                                                 --------     ---------     ---------      --------      --------
                                                                 --------     ---------     ---------      --------      --------

Ratio of allowance for loan losses to
nonperforming loans at end of period(1).....                      445.27%       258.86%       361.50%       200.15%       141.08%
                                                                 --------     ---------     ---------      --------      --------
                                                                 --------     ---------     ---------      --------      --------

--------------------
(1) Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                             At June 30,
                                               ------------------------------------------------------------------------------
                                                         1999                   1998                     1997
                                                         ----                   ----                     ----
                                                            Percent of              Percent of               Percent of
                                                             Loans in                Loans in                 Loans in
                                                               Each                    Each                     Each
                                                            Category to             Category to              Category to
                                                 Amount     Total Loans    Amount   Total Loans     Amount   Total Loans
                                                 ------     -----------    ------   -----------     ------   -----------
                                                                          (Dollars in thousands)
One-to four-family(1)............                   $1,233     26.35%        $1,203     29.12%        $1,540     36.50%
Commercial and multi-family real
estate(1)........................                    1,124     24.03            967     23.41            926     21.94
Commercial business..............                      556     11.88            377      9.13            255      6.07
Consumer(2)......................                    1,268     27.11          1,219     29.49          1,254     29.73
Agricultural.....................                      264      5.64            150      3.63             77      1.82
Credit cards.....................                    7,474      3.44          3,181      2.74            329      0.51
Mobile homes.....................                       72      1.55            102      2.48            145      3.43
                                                  --------   -------         ------    ------         ------    ------
     Total.......................                 $ 11,991    100.00%        $7,199    100.00%        $4,526    100.00%
                                                  --------   -------         ------    ------         ------    ------
                                                  --------   -------         ------    ------         ------    ------

                                                                 At June 30,
                                               ------------------------------------------------
                                                     1996                       1995
                                                     ----                       ----
                                                        Percent of                 Percent of
                                                         Loans in                   Loans in
                                                           Each                       Each
                                                        Category to                Category to
                                                Amount  Total Loans       Amount   Total Loans
                                                ------  -----------       ------   -----------
One-to four-family(1)............                 $1,789     43.27%         $ 910     44.64%
Commercial and multi-family real
estate(1)........................                    957     23.21          1,743     26.88
Commercial business..............                    132      3.21            134      2.93
Consumer(2)......................                  1,060     25.69            644     18.85
Agricultural.....................                  - - -      0.00          - - -      0.00
Credit cards.....................                  - - -      0.00          - - -      0.00
Mobile homes.....................                    191      4.62            608      6.70
                                                  ------    ------         ------    ------
     Total.......................                 $4,129    100.00%        $4,039    100.00%
                                                  ------    ------         ------    ------
                                                  ------    ------         ------    ------

--------------------
(1) Includes construction loans.
(2) Excludes allowance for loan losses relating to mobile home loans and credit card loans .

MORTGAGE-BACKED SECURITIES

The Bank maintains a substantial portfolio of mortgage-backed securities which it holds for investment and liquidity purposes. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments and sales, as a source of liquidity. During fiscal year 1999, the Bank had $4.5 million of sales and repayments of $14.6 million. The Bank had $21.4 million of purchases of mortgage-backed securities during fiscal year 1999. For information regarding the carrying and market values of the Bank's mortgage-backed securities portfolio, see "Note 2 of the Notes to Consolidated Financial Statements." Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of GNMA securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation." In order to reduce its risk-based capital requirement, the Bank may consider securitizing a portion of its fixed-rate mortgage loan portfolio. However, securitizing mortgage loans may result in a reduction in yield.

The following table sets forth the contractual maturities (without any prepayment assumptions) of the Bank's mortgage-backed securities at June 30, 1999, at amortized cost.

                                                                              DUE IN
                                              -------------------------------------------------------------------------
                                              6 Months   6 Months   1 to 3  3 to 5   5 to 10    Over 10     Total at
                                              or Less   to 1 Year   Years    Years    Years      Years    June 30, 1999
                                              -------   ---------   -----    -----    -----      -----    -------------
FIXED-RATE:
Federal Home Loan Mortgage Corporation         $ 458      $- - -   $- - -    $4,811  $3,758    $ - - -       $9,027
Federal National Mortgage Association            308       - - -    - - -     4,969   3,126      - - -        8,403
Government National Mortgage Association       - - -       - - -        2        28     178     14,597       14,805
Real Estate Mortgage Investment Conduit        - - -       - - -    - - -     - - -   - - -      1,399        1,399
                                                 ---       -----    -----     -----   -----    -------       ------
Total Fixed-Rate                                 766       - - -        2     9,808   7,062     15,996       33,634
                                                 ---       -----   ------     -----   -----    -------       ------

VARIABLE-RATE:
Resolution Trust Corporation                   - - -       - - -    - - -     - - -   - - -        548          548
Resolution Funding Mortgage Security           - - -       - - -    - - -     - - -   - - -        919          919
Government National Mortgage Association                                                           267          267
Real Estate Mortgage Investment Conduit        - - -       - - -    - - -     - - -   - - -      4,446        4,446
Federal Home Loan Mortgage Corporation         - - -       - - -    - - -     - - -   - - -      1,413        1,413
Federal National Mortgage Association          - - -       - - -    - - -     - - -   - - -      1,365        1,365
                                               -----       -----   ------   -------   -----    -------        -----
         Total Variable-Rate                   - - -       - - -    - - -     - - -   - - -      8,958        8,958
                                               -----       -----   ------   -------   -----      -----        -----

         Total                                  $766      $- - -      $ 2    $9,808  $7,062    $24,954     $ 42,592
                                               -----       -----      ---   -------   -----    -------     --------
                                               -----       -----      ---   -------   -----    -------     --------

Based on historical experience, Home Federal believes that its mortgage-backed securities will be prepaid significantly in advance of the date of maturity as reflected in the table above. For information regarding prepayment assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations and Asset/Liability and Risk Management."

INVESTMENT ACTIVITIES

Home Federal is required under OTS regulation to maintain minimum levels of investments that qualify as liquid assets. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed by management adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.0%. See "Regulation
- Liquidity."

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

At June 30, 1999, the Company had $2.0 million in interest-bearing deposits, and investment securities totalled $56.6 million, or 8.6% of its total assets. As of such date, the Bank also had a $5.3 million investment in the stock of the FHLB of Des Moines in order to satisfy the FHLB of Des Moines' requirement for membership. It is the Bank's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues rated investment grade. At June 30, 1999, the average term to maturity or repricing of the investment securities portfolio was 1.13 years.

The following table sets forth the composition of the Company's and the Bank's investment portfolio at the dates indicated.

                                                                                        June 30,
                                                           --------------------------------------------------------------------
                                                                   1999                   1998                   1997
                                                                   ----                   ----                   ----
                                                           Amortized     % of     Amortized     % of     Amortized   % of
                                                             Cost        Total      Cost       Total        Cost     Total
                                                             ----        -----      ----       -----        ----     -----
                                                                                 (Dollar in Thousands)
Interest-bearing deposits.............................       $ 2,000      3.13%    $ 12,000      21.36%     $6,000    11.32%
                                                             -------    -------    --------    --------     ------    ------
Investment securities:................................
     U.S. government obligations......................         4,099      6.41        2,994      5.33        7,019    13.24
     Federal agency obligations.......................        28,465     44.56       24,492     43.59       21,428    40.41
     Federal Home Loan Bank debt securities...........        20,748     32.48       11,997     21.35       11,999    22.63
     FHLMC preferred stock............................         - - -      0.00          500      0.89          500     0.94
     FNMA common stock ...............................             8      0.01            8      0.01            8     0.02
     Redwood Financial common stock...................         - - -      0.00        - - -      0.00          462     0.87
     Federal Agricultural Mortgage common stock.......             7      0.01        - - -      0.00        - - -     0.00
     Tax free bonds...................................         3,297      5.16          540      0.96          385     0.73
                                                               -----      ----          ---      ----          ---     ----
         Subtotal.....................................        56,624     88.63       40,531     72.13       41,801    78.84
                                                              ------     -----       ------     -----       ------    -----

FHLB stock............................................         5,263      8.24        3,657      6.51        5,222     9.84
                                                               -----      ----        -----      ----        -----     ----

     Total investment portfolio.......................       $63,887    100.00%     $56,188    100.00%     $53,023    100.00%
                                                             -------    ------      -------    ------      -------   ------
                                                             -------    ------      -------    ------      -------   ------

Average remaining life or term to repricing on
investment securities, excluding FHLB stock,
FHLMC Preferred Stock, FNMA common stock and
Federal Agricultural Mortgage common stock                           1.13 years              .54 years             .58 years

The composition and maturities of the investment securities portfolio, excluding equity securities are indicated in the following table.

                                                                           At June 30, 1999
                                    -----------------------------------------------------------------------------------------------
                                      Less than 1      1 to 5        5 to 10       Over 10          Total Investment Securities
                                         Year          Years          Years         Years       ----------------------------------
                                         Cost           Cost           Cost          Cost            Cost         Market Value
                                         ----           ----           ----          ----            ----         ------------
                                                                        (Dollars in Thousands)
U.S. government obligations....        $  4,099        $  - - -      $  - - -      $  - - -         $4,099          $4,111
Federal agency obligations.....           3,000          42,237         3,976         - - -         49,213          48,329
Tax free bonds.................             391           1,560         1,046           300          3,297           3,305
                                       --------        --------      --------      --------        -------         -------
Total investment securities....          $7,490         $43,797        $5,022        $  300        $56,609         $55,745
                                       --------        --------      --------      --------        -------         -------
                                       --------        --------      --------      --------        -------         -------

Weighted average yield.........           5.32%           5.73%         5.88%         6.50%          5.69%
                                          -----           -----         -----         -----          -----
                                          -----           -----         -----         -----          -----

The Company's investment securities portfolio at June 30, 1999 contained no tax-exempt securities in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government or its agencies. The Company's investment securities portfolio also contained no non-investment grade or other corporate debt securities (i.e., "junk bonds"). In addition, the Company does not invest in derivatives as defined by SFAS #119.

Home Federal's investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Bank's officers within specified limits and approved in advance by the Board of Directors for transactions over these limits. At the present time, the Bank does not have any investments that are held for trading purposes. At June 30, 1999, the Company has $61.0 million of securities available for sale, including FHLB stock of $5.3 million. See "Note 2 in the Notes to Consolidated Financial Statements."

SOURCES OF FUNDS

GENERAL. The Bank's primary sources of funds are deposits, amortization and repayments of loan principal (including mortgage-backed securities), and, to a lesser extent, sales of mortgage loans, sales or maturities of investment securities, mortgage-backed securities, and short term investments.

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

DEPOSITS. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of statement savings accounts, NOW and checking accounts, money market and certificate accounts ranging in terms from 30 days to five years. The Bank's deposit products also include IRA certificates and Keogh plan retirement certificates. The Bank only solicits deposits from its market area and does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits.

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

                                                                                           At June 30,
                                                               ---------------------------------------------------------------------
                                                                         1999                   1998                  1997
                                                               -----------------------   --------------------  ---------------------
                                                                            Percent of             Percent of             Percent of
                                                                 Amount        Total     Amount       Total    Amount       Total
                                                                 ------        -----     ------       -----    ------       -----
                                                                                       (Dollars in Thousands)
TRANSACTION ACCOUNTS:
Savings accounts weighted average rates of 3.58%, 2.02% and
2.44% at June 30, 1999, 1998 and 1997.........................    $ 68,173     13.35%    $ 61,266     13.72%    $ 28,968      6.93%
NOW accounts weighted average rates of 1.71%, 1.51% and
1.44% at June 30, 1999, 1998 and 1997.........................      29,327      5.74       24,659      5.52       24,614      5.88
Noninterest bearing accounts..................................      44,542      8.72       33,403      7.48       20,973      5.02
Money market accounts weighted average rates of 4.21%, 4.03%
and 2.90% at June 30, 1999, 1998 and 1997.....................      78,961     15.46       43,868      9.84       34,421      8.23
                                                                    ------     -----       ------      ----       ------      ----

Total transaction accounts....................................     221,003     43.27      163,196     36.56      108,976     26.06
                                                                   -------     -----      -------     -----      -------     -----

CERTIFICATES OF DEPOSIT:

     0.00 - 3.99%.............................................          88      0.02        - - -      0.00          322      0.08
     4.00 - 4.99%.............................................      91,472     17.91        9,891      2.22        6,230      1.49
     5.00 - 5.99%.............................................     133,061     26.05      150,856     33.79      175,399     41.94
     6.00 - 6.99%.............................................      59,981     11.74       97,386     21.81      100,314     23.99
     7.00 - 7.99%.............................................       4,789      0.94       23,983      5.37       25,819      6.17
     8.00 - 8.99%.............................................         336      0.07        1,055      0.24        1,114      0.27
     9.00% and greater........................................       - - -      0.00           57      0.01           12      0.00
                                                                   -------     -----      -------     -----      -------    ------

Total certificates of deposit.................................     289,727     56.73      283,228     63.44      309,210     73.94
                                                                   -------    ------      -------   -------      -------    ------
Total deposits................................................    $510,730    100.00%    $446,424    100.00%    $418,186    100.00%
                                                                  --------    -------    --------    -------    --------    -------
                                                                  --------    -------    --------    -------    --------    -------

The following table sets forth the savings flows at the Company during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period. The net deposits (withdrawals) before interest credited during the years ended June 30, 1999, 1998, and 1997 reflect management's strategy of pricing deposits to control the Bank's cost of funds. The Bank generally prices its deposits to remain competitive with other financial institutions, but does not necessarily seek to match the highest rates paid by competing institutions in its market area. Deposit flows at savings associations, however, may also be influenced by external factors such as governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts.

                                                    Years Ended June 30,
                                           ------------------------------------
                                              1999         1998         1997
                                              ----         ----         ----
                                                  (Dollars in Thousands)
        Opening balance...............      $446,424     $418,186     $398,166

        Net deposits (withdrawals)....           977        6,039        (763)

        Deposits acquired in
           commercial bank purchase...        42,636        - - -        - - -

        Interest credited.............        20,693       22,199       20,783
                                              ------       ------       ------

        Ending balance................      $510,730     $446,424     $418,186
                                            --------     --------     --------
                                            --------     --------     --------

        Net increase..................       $64,306      $28,238      $20,020
                                             -------      -------      -------
                                             -------      -------      -------

        Percent increase..............        14.40%        6.75%        5.03%
                                              ------        -----        -----
                                              ------        -----        -----

The following table shows rate and repricing information for the Company's certificates of deposit as of June 30, 1999.

                                  0.00-         4.00-         5.00-        6.00-        7.00-        8.00-                Percent
                                  3.99%         4.99%         5.99%        6.99%        7.99%        8.99%    Total       of Total
                                  -----         -----         -----        -----        -----        -----    -----       --------
                                                                          (Dollars in Thousands)
Certificates of Deposit
Maturing in Quarter Ending:
---------------------------
September 30, 1999......             $31      $ 21,613      $ 24,407    $  27,854     $  1,357      $    68    $75,330      26.00%
December 31, 1999.......           - - -        17,724        23,588       16,128        1,832           78     59,350      20.48
March 31, 2000..........              57        16,421        12,206        5,896        1,188          101     35,869      12.38
June 30, 2000...........           - - -        16,025        11,408        1,876          362        - - -     29,671      10.24
September 30, 2000......           - - -         3,408        10,872        1,808        - - -           36     16,124       5.57
December 31, 2000.......           - - -         6,760        11,151          714            3           53     18,681       6.45
March 31, 2001..........           - - -         3,054         5,166          645           26        - - -      8,891       3.07
June 30, 2001...........           - - -         3,984         8,314          978        - - -        - - -     13,276       4.58
September 30, 2001......           - - -             1         3,934          617           21        - - -      4,573       1.58
December 31, 2001.......           - - -           190        11,389          615        - - -        - - -     12,194       4.21
March 31, 2002..........           - - -           268           558          341        - - -        - - -      1,167       0.40
June 30, 2002...........           - - -           295           297          864        - - -        - - -      1,456       0.50
Thereafter..............           - - -         1,729         9,771        1,645        - - -        - - -     13,145       4.54
                                  ------      --------      --------    ---------     --------      -------     ------    -------

Total...................             $88       $91,472      $133,061      $59,981       $4,789         $336   $289,727     100.00%
                                  ------      --------      --------    ---------     --------      -------   --------     -------
                                  ------      --------      --------    ---------     --------      -------   --------     -------

Percent of total........           0.03%         31.57%        45.93%      20.70%        1.65%        0.12%    100.00%
                                  ------       --------      --------   ---------     --------      -------   --------
                                  ------       --------      --------   ---------     --------      -------   --------

The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1999.

                                                                    Maturity
                                      ---------------------------------------------------------------------
                                                           Over              Over
                                         3 Months         3 to 6            6 to 12             Over
                                         or Less          Months            Months           12 Months           Total
                                         -------          ------            ------           ---------           -----
                                                                      (Dollars in Thousands)
Certificates of deposit less than
$100,000..........................      $57,670           $44,290           $53,052            $78,185          $233,197


Certificates of deposit of
$100,000 or more .................       10,566             7,158             8,329             10,985            37,038

Public funds(1)...................        7,094             7,902             4,159                337            19,492
                                        -------           -------           -------            -------          --------


Total certificates of deposit .....     $75,330           $59,350           $65,540            $89,507          $289,727
                                        -------           -------           -------            -------          --------
                                        -------           -------           -------            -------          --------

--------------------
(1) Includes certificates of deposit of $100,000 or more from governmental and other public entities.


The Bank solicits certificates of deposit of $100,000 or greater ("jumbo certificates") from various state, county and local government units which carry rates which are negotiated at the time of deposit. See "Note 6 of Notes to Consolidated Financial Statements." Deposits at June 30, 1999 and 1998 include $46.8 million and $38.3 million, respectively of deposits from one local governmental entity, the majority of which are demand accounts.

BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain of its mortgage loans and mortgage-backed securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1999, the Bank's FHLB advances totalled $80.1 million, representing 13.1% of total liabilities.

In addition, the Bank obtained a $15.0 million letter of credit from the FHLB of Des Moines in order to collateralize public fund deposits at June 30, 1999. The letter of credit expired on August 30, 1999 and management did not extend it at that time. See "Financial Condition Data" for further discussion.

The Company's other borrowings primarily consist of a contract for deed in the amount of $1.0 million due to the purchase of land held for future development during the first quarter of fiscal 1999. See "Note 7 of Notes to Consolidated Financial Statements."

The following table sets forth the maximum month-end balances and average balances of FHLB advances and other borrowings at the dates indicated.

                                                             Years Ended June 30,
                                                             -------------------
                                                          1999        1998        1997
                                                          ----        ----        ----
                                                            (Dollars in Thousands)
                 MAXIMUM BALANCE:
                 FHLB advances.........                  $90,260     $74,219     $87,516
                 Other borrowings......                    1,535         524         600

                 AVERAGE BALANCE:
                 FHLB advances.........                  $77,078     $63,532     $77,629
                 Other borrowings......                    1,292         524         562

The following table sets forth certain information as to the Bank's FHLB advances and other borrowings of the Company at the dates indicated.

                                                                 Years Ended June 30,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                            ----          ----          ----
                                                                (Dollars in Thousands)
                 FHLB advances..............                $80,078       $50,111      $74,219
                 Other borrowings...........                  1,535           524          524
                                                           --------      --------     --------
                 Total borrowings...........                $81,613       $50,635      $74,743
                                                           --------      --------     --------
                                                           --------      --------     --------
                 Weighted average interest
                 rate of FHLB advances......                  5.30%         5.69%        5.69%

SUBSIDIARY ACTIVITIES

As a federally chartered thrift institution, Home Federal is permitted by OTS regulations to invest up to 2% of its assets, or $13.2 million at June 30, 1999, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Home Federal's investment in and loans to its service corporations was approximately $27,000. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

Home Federal has three subsidiary corporations, Hometown Insurors, Inc. ("Hometown"), Mid-America Service Corporation ("Mid-America") and PMD, Inc. ("PMD").

Hometown, located in Sioux Falls, South Dakota, provides a full line of insurance products to customers of Home Federal and members of the general public in Home Federal's market area. Insurance products offered by Hometown include annuities and life, health, homeowners, and auto insurance and, to a lesser extent, certain commercial-related insurance products. Home Federal had a negative investment in Hometown of $116,000 at June 30, 1999. Hometown had a loss before tax of $298,000 for the 1999 fiscal year. During fiscal year 1999, Home Federal infused capital of $200,000 into Hometown.

Mid-America is an appraisal company located in Sioux Falls, South Dakota, that provides residential appraisal services to Home Federal and other lenders in the Bank's market area. At June 30, 1999, the Bank had a $143,000 investment in Mid-America. Mid-America had income before tax of $39,000 for the 1999 fiscal year.

PMD, located in Sioux Falls, South Dakota, is engaged in the business of buying, selling and managing repossessed real estate properties. At June 30, 1999, the Bank had a $1,000 investment in PMD. PMD had no activity during fiscal year 1999.

In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of the membership interest of this entity. The Company became the owner of 100% of HF Card Services effective as of July 1998. HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide. At June 30, 1999, the Company had a negative investment in HF Card Services of $5.9 million. HF Card Services had a net loss of $5.9 million for the 1999 fiscal year. Based upon lack of performance, the Company ceased processing subprime credit card applications in March 1999.


HomeFirst Mortgage Corp. is a South Dakota Corporation which had an office in Omaha, Nebraska. The Mortgage Corp. was a mortgage banking operation that originated one- to four- family residential loans which were sold into the secondary market. At June 30, 1999, the Company had a $1,000 investment in the Mortgage Corp. The Company ceased operations of the Mortgage Corp. during the first quarter of fiscal 1998. The Mortgage Corp. had no activity during fiscal year 1999.

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

The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. There are approximately 26 financial institutions which compete for deposits in Minnehaha County. According to information contained in reports prepared by the FDIC, the Bank is the third largest financial institution based on total deposits in Minnehaha County, excluding Citibank and Hurley State Bank. Management estimates that its deposit market share in Minnehaha County, where the majority of its deposits are located, is approximately 13%, excluding Citibank and Hurley State Bank.

EMPLOYEES

At June 30, 1999, the Bank had a total of 316 employees including 17 employees of the Bank's service corporations.

The Bank's employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.

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

ASSESSMENTS. The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. In addition, the general assessment, paid on a semi-annual basis, is computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations (unlike the Bank) that are classified as "troubled" are required to pay a 50% premium over the standard assessment. The Bank's OTS assessment (standard assessment) for the fiscal year ended June 30, 1999 was approximately $119,000.

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

Under the HOLA, savings associations are generally subject to the same limits on Loans to One Borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 1999, the Bank's lending limit under this restriction was $7.7 million. In addition, the Bank may provide purchase money financing for the sale of any asset without regard to the loans-to-one borrower limitation so long as no new funds are advanced and the Bank is not placed in a more detrimental position than if it had held the asset. Home Federal is in compliance with the loans-to-one-borrower limitation.

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

On September 30, 1996, Congress passed and President Clinton signed into law The Deposit Insurance Funds Act of 1996 ("Funds Act") to resolve the deposit insurance premium disparity. The Funds Act also included extensive regulatory relief for banks and thrifts. The Funds Act included a one-time special assessment on SAIF deposits to be imposed to bring the fund's reserve ratio to the statutory required 1.25 percent. The assessment rate was 65.7 basis points on deposits as of March 31, 1995 resulting in an assessment of $2.6 million on the Bank's deposits as recorded of March 31, 1995 which was paid on November 29, 1996. In addition, the Funds Act includes the following items which affect SAIF members: (1) Pro-rata sharing of the Financing Corporation ("FICO") obligation among Bank Insurance Fund ("BIF") and SAIF members will begin by January 1, 2000. From 1997 through 1999, partial sharing will occur, with SAIF deposits assessed 6.44 basis points and BIF deposits 1.29 basis points (2) The FDIC is prohibited from setting the semi-annual assessment at a rate in excess of that needed to maintain or meet the required reserve ratio. Until the funds are merged, the FDIC is permitted to rebate or credit excess premiums to BIF members only (3) For a three-year period, the banking regulators are authorized to prevent SAIF insured institutions from "facilitating or encouraging" customers to shift their deposits to BIF-insured affiliates for the purpose of evading the SAIF premium and (4) Pro-rata FICO sharing will begin and the ban on deposit shifting will end on the earlier of January 1, 2000 or when the last savings association ceases to exist. As a result of these changes in the Funds Act, the Bank's deposit assessment was decreased. The 1997 decrease in the SAIF deposit assessment from 23 basis points to 6.44 basis points is a savings of approximately 72% to the Bank on an annual basis, exclusive of the one-time assessment, which will impact net income for the Bank and the Company on an ongoing basis in the future.

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

The capital regulations require tangible capital not less than 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related earnings on withdrawable accounts and deposits that qualify as core capital. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and other categories must be deducted from tangible capital. The OTS has proposed a rule which would limit the amount of purchased mortgage servicing rights, together with purchased credit card receivables, includable as tangible and core capital to 50% of such capital. No assurance can be given as to the final form of such regulation or the date of its effectiveness. At June 30, 1999, Home Federal had $1.7 million of unamortized loan servicing rights, none of which were required to be deducted from tangible capital.

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

At June 30, 1999, the Bank had Tier I (Core) capital equal to $40.5 million, or 6.18% of adjusted total assets, which is $19.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, and up to 25% of other intangibles which meet certain separate salability and market valuation tests. At June 30, 1999, the Bank had $4.9 million in intangible assets which were subject to these tests. The amount of servicing rights includable as core capital is limited to 50% of such capital.

Effective December 31, 1990, national banks were required to maintain a ratio of core capital to adjusted total assets not less than 3%. Only those national banks that receive a composite rating of one (the highest rating) under the "CAMELS" rating system for commercial banks and that, in general, are considered strong banking organizations will qualify for the 3% requirement. All other national banks must maintain a core capital ratio of 3% plus an additional 100 to 200 basis points that would be established on a case-by-case basis. As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the MACRO rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 3% plus at least an additional 100 to 200 basis points. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted asseTotal capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital up to 100% of core capital. At June 30, 1999, Home Federal had no capital instruments that qualified as supplementary capital and $12.0 million of general loss reserves, which was in excess of 1.25% of risk-weighted assets by $6.2 million.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Home Federal had no such exclusions from capital and assets at June 30, 1999.

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

On June 30, 1999, the Bank had total risk based capital of $46.3 million (including $40.5 million in core capital and $5.8 million in qualifying supplementary capital) and risk-weighted assets of $459.2 million (including $2.8 million in converted off-balance sheet assets), or total capital of 10.09% of risk-weighted assets. This amount was $9.6 million above the 8.0% requirement in effect on that date.

The following table sets forth Home Federal's compliance with its capital requirements at June 30, 1999.

                                                                                    PERCENT OF
                                                                                    APPLICABLE
                                                       AMOUNT(2)                     ASSETS(1)
                                                       ------                        ------
                                                               (DOLLARS IN THOUSANDS)
GAAP capital.....................................      $44,203                         6.70%
                                                       -------                         -----
                                                       -------                         -----

Tier I (Core) capital............................      $40,494                         6.18%
Required(3)......................................       19,658                         3.00
                                                       -------                         -----
Excess over requirement..........................      $20,836                         3.18%
                                                       -------                         -----
                                                       -------                         -----

Risk based capital(4)............................      $46,311                         10.09%
Required.........................................       36,734                          8.00
                                                       -------                         -----
Excess over requirement..........................      $ 9,577                          2.09%
                                                       -------                         -----
                                                       -------                         -----

---------------------

(1) Tier I (Core) capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets.

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

(4)  Includes qualifying supplementary capital of $5.8 million.

Under FDICIA all the Federal banking agencies, including the OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans.

The OTS has adopted a final rule which requires every savings association with more than normal interest rate risk to deduct from total capital an amount equal to 50% of its interest-rate risk exposure multiplied by the market value of its assets. This exposure is a measure of the potential decline in the market value of portfolio equity of a savings association greater than 2%, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline) affecting on- and off-balance sheet assets and liabilities. Given Home Federal's capital position, this rule is not expected to have a material impact on its financial condition or results of operations. The OTS has delayed implementation of this Rule as of June 30, 1999.

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

The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, and other transactions charged to the capital account. See "Regulatory Capital Requirements."

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

As a subsidiary of the Company, the Bank is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

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

LIQUIDITY. All savings associations, including Home Federal, are required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United State Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Furthermore, every savings association must maintain sufficient liquidity to ensure its safe and sound operation. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

Monetary penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1999, the Bank was in compliance with the liquidity requirements, with the overall liquid asset ratio at 5.96%.

ACCOUNTING FOR INVESTMENTS. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with Generally Accepted Accounting Principles "GAAP." Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these rules.

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

COMMUNITY REINVESTMENT. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Association received an "Outstanding" CRA rating in its most recent examination.

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

QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less the sum of goodwill and other intangible assets, properties used to conduct the savings association's business and specified liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. At June 30, 1999, the Bank maintained 81.53% of its portfolio assets in qualified thrift investments, and thus met the test. The Bank has always met the QTL test since its inception.

Loans and mortgage-backed securities secured by domestic residential housing, FHLB stock, credit card loans, educational loans and certain small business loans as well as certain obligations of the Federal Savings and Loan Insurance Corporation ("FSLIC"), the FDIC and certain other related entities may be included in qualifying thrift investments without limit. FHLMC and FNMA stock and certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included, in varying amounts, not to exceed 20% of portfolio assets.

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

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $41.6 million. The amount of aggregate transaction accounts in excess of $41.6 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.9 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. At June 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve

Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

Savings associations are authorized to borrow from the Federal Reserve Bank ("FRB")"discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB. This requirement has been waived for Year 2000 liquidity purposes only.

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

As a member, Home Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1999, Home Federal had $5.3 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.34% and were 6.41% for fiscal year 1999.

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

For the fiscal year ended June 30, 1999, dividends paid by the FHLB of Des Moines to Home Federal totalled approximately $271,000, which constitute a $66,000 decrease in the amount of dividends received in fiscal 1998. The $76,000 dividend received for the quarter ended June 30, 1999 reflects an annualized rate of 6.24% or 8.10% decrease from the rate for the same period in fiscal 1998.

FEDERAL AND STATE TAXATION

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis. The Bank is allowed bad debt deductions based on actual charge-offs.

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

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1999, the Bank's Excess for tax purposes totalled approximately $4.8 million.

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

CURTIS L. HAGE - Mr. Hage, age 53, is Chairman, President and Chief Executive Officer of the Bank. He was elected Chairman of the Board of Directors of the Bank in September 1996 and has held the position of President and Chief Executive Officer of the Bank since February 1991. Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986. Since joining the Association in 1968, he served in various capacities prior to being elected Executive Vice President. Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

GENE F. UHER - Mr. Uher, age 51, is Executive Vice President/Chief Operations Officer/Secretary, a position he has held since March 1997. He was employed as Executive Vice President for Packers Bank, Omaha, Nebraska from 1996 until joining Home Federal. Prior to that time, he was employed as Executive Vice President/Chief Operating Officer for Conservative Savings Bank, F.S.B., Omaha, Nebraska from 1989 to 1996. Mr. Uher received his B.A. degree from Lincoln School of Commerce, Lincoln, Nebraska. He is a graduate of the School of Executive Development at University of Connecticut.

BRENT E. JOHNSON - Mr. Johnson, age 36, is Senior Vice President/Chief Financial Officer/Treasurer, a position he has held since November 1998. Mr. Johnson served as Chief Financial Officer and Cashier with Mercantile Bank of Western Iowa and as Chief Financial Officer of Hawkeye Bancorporation in Des Moines, Iowa, from 1986 to 1998. Mr. Johnson received his B.S. degree from Northwest Missouri State University, and is also a Certified Public Accountant.

MARY F. HITZEMANN - Ms. Hitzemann, age 46, is Senior Vice President/Human Resources, a position she has held since October 1993. Ms. Hitzemann joined Home Federal in January 1993. Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992. Ms. Hitzemann received her B.A. degree from Augustana College.

TERRY L. KAPPES - Mr. Kappes, age 45, is Senior Vice President/Retail Banking, a position he has held since June 1998. Prior to that time, he was employed with Bank One - Colorado, Grand Junction, Colorado from 1993 until joining Home Federal with his most recent position being Senior Vice President/Retail Market Manager. Mr. Kappes served as Senior Vice President for First Bank System, Billings, Montana from 1988 to 1991 and First Bank of South Dakota, Sioux Falls, South Dakota from 1977 to 1988. Mr. Kappes received his B.A. degree from Oral Roberts University, Tulsa, Oklahoma.

JOHN B. "JACK" NEUROTH - Mr. Neuroth, age 64, is Senior Vice President/Senior Commercial Lending Officer, a position he has held since September 1996. Mr. Neuroth joined Home Federal in 1966. He is responsible for commercial real estate lending. Mr. Neuroth received his B.S. from the University of South Dakota.

JOHN E. ROERS - Mr. Roers, age 52, is Senior Vice President/Agricultural Lending, a position he has held since joining Home Federal on October 31, 1995. Prior to that time, he was employed as Agricultural Loan Officer and Department Manager for Western Bank, Sioux Falls (then First Bank) from June 1981 to October 1996 and for Western Bank, Marshall, Minnesota from February 1974 to May 1981. Mr. Roers received his Bachelor of Science and Masters of Science from North Dakota State University.

MARK S. SIVERTSON - Mr. Sivertson, age 41, is Senior Vice President/Trust Officer, a position he has held since July 1996. He joined Home Federal in February 1995 as Vice President/Trust Officer. Prior to joining Home Federal, Mr. Sivertson was Vice President and Trust Officer in charge of the Investment Management and Trust Department at Western Bank. He holds a law degree from the University of North Dakota and the Certified Trust Financial Advisor designation from the American Bankers Association.

GARY L. SMITH - Mr. Smith, age 45, is Senior Vice President/Information Systems, a position he has held since July 1998. Mr. Smith joined Home Federal in 1979 and was promoted to Vice President in 1988. He received his B.S. from the University of South Dakota.

MICHAEL H. ZIMMERMAN - Mr. Zimmerman, age 46, is Senior Vice President/Senior Retail Lending Officer, a position he has held since joining Home Federal in August 1996. Prior to that time, he was employed as Vice President/Mortgage Loan Manager for First Trust and Savings Bank, Cedar Rapids, Iowa from October 1995 to August 1996 and as Vice President/Eastern Regional Manager for Homeland Savings Bank FSB, Waterloo, Iowa from May 1995 to October 1995; and as Vice President/ Manager Real Estate Lending for Homeland Bank, N.A., Waterloo, Iowa from August 1992 to April 1995. Mr. Zimmerman received his B.A. from Dana College, Blair, Nebraska.

RICHARD H.C. BEVERLEY - Mr. Beverley, age 56, is Vice President/Sales, a position he has held since joining the Bank in June 1996. Prior to that time, he was employed by Hauge Associates, Inc. as Director of Sales from September 1993 to May 1996 and Sears Roebuck and Co. from May 1966 to June 1993. Mr. Beverley attended Bradley University, Peoria, Illinois.

ROXANNE R. BOBOLZ - Ms. Bobolz, age 43, is Vice President/Market Manager for the Bank. She joined Home Federal in January 1999 as Bank Market Manager and was promoted to her current position in March 1999. Ms. Bobolz is responsible for the Dakota Dunes market area.

CARTER V. BROTON - Mr. Broton, age 45, is Vice President/General Auditor, a position he has held since joining the Bank in February 1993. Prior to that time he was employed by Norwest Corporation as Professional Practices Manager of the Audit Department from 1990 to 1993, and by Citibank from 1983 to 1990. Mr. Broton received his MBA degree from the University of South Dakota.

MICHAEL J. ECHOLS - Mr. Echols, age 55, is Vice President/Loan Service, a position he has held since joining the Bank in June 1996. Prior to that time he was employed by South Dakota Housing Development Authority as Executive Director from 1974 to 1996.

THEODORE R. "TED" ELLINGER - Mr. Ellinger, age 51, is Vice President/Bank Coordinator. He joined Home Federal in July 1974 and was promoted to his present position in October 1993. Mr. Ellinger is responsible for the Brookings, Dell Rapids, Canton, Freeman, Lennox and Parker branches.

RANDALL D. FINK - Mr. Fink, age 45, is Vice President/Mortgage Loan Production Manager, a position he has held since October 1995. In January 1983, Mr. Fink joined Home Federal and in 1989 was promoted to Vice President/Single Family Lending.

THERESA L. "TERRY" FLAMBOE - Ms. Flamboe, age 47, is Vice President/Market Manager. She joined Home Federal in September 1998 and was promoted to her present position in March 1999. Ms. Flamboe is responsible for the Aberdeen Downtown, Aberdeen East and Redfield market areas. Ms. Flamboe received her B.A. from the University of Wyoming.

IRA D. FRERICKS - Mr. Frericks, age 39, is Vice President/Controller of the Bank. He joined Home Federal in 1988 as an Internal Auditor and was promoted to Assistant Vice President/Internal Auditor in January 1990, Assistant Vice President/Controller in March 1991 and Vice President in January 1992. Prior to joining Home Federal, Mr. Frericks was employed by McGladrey & Pullen, a public accounting firm, from 1984 to 1988. He is a certified public accountant. Mr. Frericks received his B.S. Degree from the University of South Dakota and is a graduate of the University of Wisconsin Graduate School of Banking.

ANNE M. FUEHRER - Ms. Fuehrer, age 38, is Vice President/Marketing, a position she has held since joining the Bank in October 1998. She was employed by First National Bank in Sioux Falls as Marketing/Compliance Officer from 1988 to 1998. Ms. Fuehrer received her B.S. from St. Cloud State University.

JACK P. HEARST - Mr. Hearst, age 47, is Vice President/Credit Cards, a position he has held since March 1999. He was employed by Citicorp-Corporate Control and Risk Assessment as the Audit Director for Citicorp. Bankcards. Mr. Hearst received a B.S. from the University of Missouri.

DIANE K. HOVDA - Ms. Hovda, age 54, is Vice President/Financial Management, a position she has held since June of 1997. She joined Home Federal in May 1995 as Vice President/Bank Coordinator. Prior to that time, she was employed by Western Bank, Sioux Falls from 1974 to 1995, and for First National Bank and National Bank of South Dakota from 1966 to 1974.

PAUL S. JORDAHL - Mr. Jordahl, age 50, is Vice President/Commercial Business Lending. He joined Home Federal in December 1993 and was promoted to his present position in March 1999. He was employed by First Savings Bank as Senior Credit Officer from 1983 to 1993. From 1973 to 1983, Mr. Jordahl was a Farm Real Estate Lender for the Federal Land Bank. Mr. Jordahl received his B.S. from South Dakota State University.

DAVID C. KALIL - Mr. Kalil, age 43, is Vice President/Market Manager. He joined Home Federal in March 1997 and was promoted to his present position in March 1999. Mr. Kalil is responsible for the Pierre, Mobridge and Winner market areas. He received his B.S. from North Dakota State University.

FAYE A. LEE - Ms. Lee, age 41, is Vice President/Retail Loan Processing. She joined Home Federal in 1984, and has held various positions within the Bank during that time. Ms. Lee was promoted to her present position in July 1998.

SHARON A. MANUEL - Ms. Manuel, age 49, is Vice President/Electronic Banking. She joined Home Federal in April 1994. Ms. Manuel is responsible for managing technology-oriented projects such as automated telephone banking, debit card, bill payment services and home banking. Prior to joining Home Federal, she was employed by Citibank for 13 years.

GARY G. SIEVERDING - Mr. Sieverding, age 35, is Vice President/Commercial Business Lending. He joined Home Federal in 1996 and was promoted to his present position in 1997. Prior to joining Home Federal, he was with First Savings Bank
- Sioux Falls, First Bank of South Dakota, N.A. and Western Bank in various management capacities. Mr. Sieverding received his education from South Dakota State University, Brookings, SD and his ABA from the National Commercial Lending School, Norman, OK.

NATALIE A. SOLBERG - Ms. Solberg, age 36, is Vice President/ Retail Support, a position she has held since 1997. She joined Home Federal in February 1994 and was promoted to Vice President/In-Touch Banking in October 1995. Prior to joining Home Federal, she was the Customer Service Manager and various other positions for Bank of New York from October 1989 to October 1993. She received her BS from Northern State University.

MARK S. SWENSON - Mr. Swenson, age 35, is Vice President/Bank Manager, a position he has held since joining Home Federal in May 1995. Prior to that time, he was employed as Managing Officer, Senior Personal Banking

Officer, Marketing Specialist for Western Bank Northeast, Sioux Falls from 1986 to May 1996. Mr. Swenson received his BS from South Dakota State University and his MBA from the University of South Dakota.

KIRK L. WAUGH - Mr. Waugh, age 32, is Vice President/Secondary Market, a position he has held since July 1998. He joined Home Federal in June 1987, and has held various positions within the Bank during that time, most recently serving as the Secondary Market Manager.

KENT F. WIGG - Mr. Wigg, age 52, is Vice President/Financial Management, a position he has held since joining Home Federal in September 1995. Prior to that time, he was employed by Western Bank, Sioux Falls (then First Bank) from August 1985 to September 1995. And for First National Bank, Sioux City, Iowa from May 1974 to August 1985. He received his BS from Iowa State University and his MBA from University of South Dakota. Additionally, he is a Graduate of Colorado School of Banking, a Certified Trust Specialist (CTS), a Certified Investment Specialist (CIS) and a Certified Financial Planner (CFS).

ITEM 2.  PROPERTIES

The Company and the Bank conduct their business at their main office located at 225 S. Main at 11th, Sioux Falls, South Dakota, 57104. The Bank also conducts business from 24 other retail banking locations located in its primary market area.

The Bank owns each of its branch offices, except for three offices that it leases. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 1999 was $14.4 million. See "Note 5 of Notes to Consolidated Financial Statements."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK LISTING

The Company's Common stock is traded under the symbol "HFFC" on the NASDAQ National Market System.

The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters of the two years ended June 30, 1999 and 1998. Quotations for such periods are as reported by NASDAQ for National Market System issues. On April 24, 1998, the Company declared a three-for-two stock split in the form of a stock dividend on one-half share of common stock for each one share outstanding, payable to shareholders of record on May 8, 1998. The quotations for the periods listed below have been retroactively adjusted based upon the new shares outstanding after the effect of the three-for-two stock split for all periods presented.

                    FISCAL 1999          HIGH         LOW
                  ------------------------------------------
                   1st Quarter          $23.50      $14.50
                   2nd Quarter          $18.63      $12.00
                   3rd Quarter          $18.38      $15.50
                   4th Quarter          $13.75      $12.13

                    FISCAL 1998          HIGH        LOW
                  ------------------------------------------
                   1st Quarter          $18.00      $14.17
                   2nd Quarter          $18.17      $16.50
                   3rd Quarter          $20.00      $18.00
                   4th Quarter          $24.16      $19.75

As of September 15, 1999, the Company had 583 holders of record of its Common Stock.

The transfer agent for the Company's Common Stock is ChaseMellon Shareholder Services, Bank Window, Church Street Station, New York, NY, 10015-4000.

DIVIDENDS

HF Financial Corp. paid quarterly cash dividends of $0.09 per share throughout fiscal year 1999. In addition, HF Financial Corp. paid quarterly cash dividends of $0.07 throughout fiscal year 1998. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of HF Financial Corp., tax considerations, industry standards, economic conditions, general business practices and other factors the board of directors deems relevant. On July 21, 1999, the Board of Directors approved an increase in cash dividends to $0.10 per share and HF Financial Corp. paid the respective cash dividends on August 26, 1999 to shareholders of record on August 12, 1999. HF Financial Corp.'s ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Home Federal Savings Bank (the "Bank"), which are subject to federal and state regulations.

SALES OF UNREGISTERED STOCK
The Company has had no sales of unregistered stock within the last three fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth selected financial data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and results of Operations." The Company's selected financial statement and operations data for each of the years set forth below have been derived from financial statements which have been audited by McGladrey & Pullen LLP, independent public accountants.

                                                                                          At June 30,
                                                               ------------------------------------------------------------------
                                                                    1999         1998         1997         1996         1995
                                                               ------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets                                                      $ 658,622    $ 570,979    $ 562,114    $ 554,659   $ 535,682
Loans receivable, net                                               492,302      426,522      440,019      413,143     360,007
Loans held for sale                                                  11,755        9,616        3,483        7,280       4,139
Mortgage-backed securities                                          - - - -      - - - -      - - - -      - - - -      83,384
Mortgage-backed securities available for sale                        41,583       39,647       30,340       59,495     - - - -
Investment securities                                               - - - -      - - - -      - - - -      - - - -      28,932
Securities available or held for sale                                61,023       44,232       46,940       41,168      33,402
Deposits                                                            510,730      446,424      418,186      398,166     400,675
Advances from FHLB of Des Moines
   and other borrowings                                              81,613       50,635       74,743       90,123      73,695
Stockholders' equity                                                 48,558       56,601       52,974       51,263      48,354

                                                                                     Years Ended June 30,
                                                               ------------------------------------------------------------------
                                                                     1999         1998         1997         1996         1995
                                                               ------------------------------------------------------------------
                                                                         (Dollars in Thousands, Except Per Share Data)
Selected Operations Data:
Interest and dividend income                                       $ 46,119     $ 46,201     $ 44,012     $ 43,465      $ 38,126
Interest expense                                                     24,658       25,449       24,832       25,761        24,008
                                                                   --------     --------     --------     --------      --------
   Net interest income                                               21,461       20,752       19,180       17,704        14,118
Provision (recoveries) for losses on loans                           12,120        4,689          693          590          (515)
                                                                   --------     --------     --------     --------      --------
   Net interest income after provision (recoveries)
      for losses on loans                                             9,341       16,063       18,487       17,114        14,633
Credit card fee income                                               12,064        6,163          613      - - - -       - - - -
Loan servicing income                                                 1,263        1,187        1,150          689           754
Loan fees and service charges                                         1,231        1,184          946          791           586
Gain on sale of securities, net                                           1          226          150          500           164
Other noninterest income                                              4,462        4,871        3,613        3,668         2,626
Noninterest expense                                                (26,387)     (19,983)     (19,703)     (15,147)      (13,855)
                                                                   --------     --------     --------     --------      --------
   Income before income taxes and cumulative
     effect of accounting changes                                     1,975        9,711        5,256        7,615         4,908
Income tax expense                                                      924        3,238        1,582        2,893         1,803
                                                                   --------     --------     --------     --------      --------
   Income before cumulative effect of
      accounting changes                                              1,051        6,473        3,674        4,722         3,105
Cumulative effect of accounting changes                             - - - -      - - - -      - - - -      - - - -            93
                                                                   --------     --------     --------     --------      --------
   Net income                                                      $  1,051     $  6,473     $  3,674     $  4,722      $  3,198
                                                                   --------     --------     --------     --------      --------
                                                                   --------     --------     --------     --------      --------
Earnings per share: (4)
   Income before cumulative effect of accounting changes
         Basic                                                      $  0.25      $  1.46      $  0.81      $  1.03        $ 0.66
         Diluted                                                    $  0.24      $  1.42      $  0.79      $  1.00        $ 0.66
   Net Income
         Basic                                                      $  0.25      $  1.46      $  0.81      $  1.03        $ 0.68
         Diluted                                                    $  0.24      $  1.42      $  0.79      $  1.00        $ 0.68

Dividends per share (5)                                             $  0.37      $  0.28      $  0.24      $  0.22        $ 0.20
Dividends payout ratio                                              143.77%       19.28%       29.48%       21.41%        29.41%

                                                                                     Years Ended June 30,
                                                               -----------------------------------------------------------------
                                                                   1999         1998         1997         1996         1995
                                                               -----------------------------------------------------------------
                                                                                  (Dollars in Thousands)
Other Data:
Interest rate spread information:
  Average during period                                           3.50%        3.40%        3.24%        2.88%        2.40%
  End of period                                                    3.50         3.41         3.36         3.01         2.36
Net interest margin (1)                                            3.84         3.80         3.64         3.31         2.80
Average interest-earning assets to average
   interest-bearing liabilities                                    1.08         1.09         1.08         1.09         1.08
Equity to total assets (end of period)                             7.37         9.91         9.42         9.24         9.03
Equity-to-assets ratio (ratio of average equity
   to average total assets)                                        8.96         9.59         9.25         8.97         8.94
Nonperforming assets to total assets
  (end of period) (2)                                              0.48         0.53         0.33         0.41         0.57
Allowance for loan losses to nonperforming
  loans (end of period) (3)                                      445.27       258.86       361.50       200.15       141.08
Allowance for loan losses to total loans
  (end of period)                                                  2.32         1.62         1.02         0.98         1.11
Nonperforming loans to total loans
  (end of period) (3)                                              0.52         0.63         0.28         0.49         0.79
Other noninterest expense to average total assets                  4.48         3.47         3.55         2.71         2.64
Net interest income after provision (recoveries) for losses on
  loans to noninterest expense (end of period)                    35.40        80.38        93.83       112.99       105.62
Return on assets  (ratio of net income to average
  total assets)                                                    0.18         1.13         0.66         0.85         0.61
Return on equity (ratio of net income to average
   equity)                                                        1.99%       11.73%        7.17%        9.43%        6.81%
Number of full-service offices                                       25           19           19           19           18

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

HF Financial Corp. ("Company") was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Bank") issued in the mutual to stock conversion of the Bank. The Company acquired all of the stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a new mortgage subsidiary as HomeFirst Mortgage Corp. ("Mortgage Corp."). The Company ceased operation of the Mortgage Corp. during fiscal 1998. In May 1996, the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of this entity. The Company became the owner of 100% of HF Card Services effective as of July 1998. The activities of the Company itself have no significant impact on the results of operations on a consolidated basis. Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services and the Mortgage Corp.

The Bank has been, and intends to continue to be, a financial institution that offers a variety of financial services to meet the needs of families in the communities it serves. The Bank has focused on serving families located in its market area, generally defined as eastern South Dakota and including the cities and the communities surrounding the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Canton, Parker, Lennox, Aberdeen, Mobridge, Brookings, Hartford, Redfield, Dakota Dunes, Colman, Crooks, Chester, and Wentworth, South Dakota. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential, consumer, multi-family, commercial real estate, agricultural, construction and commercial business loans. The Bank's consumer loan portfolio includes, among other things, mobile home loans, automobile loans, home equity loans, credit card loans, loans secured by deposit accounts and student loans.

The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. The Bank does not rely on any brokered deposits and does not hold any non-investment grade bonds (i.e. "junk bonds"). The Bank also receives loan servicing income on loans serviced for others and commission income from credit-life. The Bank, through its wholly-owned subsidiaries, offers annuities, health, life, hazard and other insurance products and appraisal services.

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

On May 27, 1999 the Bank acquired 100% of the outstanding capital stock of Dakota State Bank ("DSB") for cash consideration. The new locations along the Interstate 29 highway corridor between Sioux Falls and Brookings support the Company's expansion into commercial and agricultural markets. The acquisition was accounted for as a purchase.

The Company's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed securities and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets. To better insulate itself from such risk, the Company has, over the last few years, attempted to increase both numerically and on a percentage basis its holding of consumer and commercial loans. The Company has also decreased its ratio of fixed-rate to adjustable-rate loans. The Company's net income is also affected by, among other things, gains and losses on sales of foreclosed property, loans, mortgage-backed securities and securities available for sale, provisions for losses on loans, service charge fees, subsidiary activities, operating expenses and income taxes.

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

FINANCIAL CONDITION DATA

At June 30, 1999, the Company had total assets of $658.6 million, an increase of $87.6 million from the level at June 30, 1998. The increase in assets was due primarily to an increase in loans receivable of $65.8 million, securities available for sale of $16.8 million, foreclosed real estate and other properties of $1.5 million and intangible assets of $4.9 million. The increase in loans receivable, securities available for sale, foreclosed real estate and other properties and intangible assets was funded primarily by a decrease in cash and cash equivalents of $8.8 million, an increase in deposits of $64.3 million and an increase in advances from Federal Home Loan Bank ("FHLB") and other borrowings of $31.0 million from the levels at June 30, 1998. In addition, stockholders' equity decreased from $56.6 million at June 30, 1998 to $48.6 million at June 30, 1999, primarily due to the purchase of treasury stock of $6.7 million, the payment of cash dividends of $1.5 million and the change in net unrealized loss on securities available for sale of $1.2 million which was partially offset by net income of $1.1 million.

The increase in loans receivable of $65.8 million was due primarily to purchases and originations of principal exceeding amortizations and prepayments of principal. Included in the $65.8 million increase were loans receivable of $29.2 million due to the acquisition of DSB.

The increase in securities available for sale of $16.8 million was primarily the result of purchases of $36.3 million exceeding sales, amortizations and prepayments of principal. Of the $16.8 million increase in securities available for sale, an increase of $12.0 million resulted from the DSB acquisition by the Bank. The Bank's purchases of securities available for sale were comprised primarily of U.S. Government agency securities which have a maturity of five years or less that have a call feature that varies from three months to two years.

The increase in foreclosed real estate and other properties was primarily the result of the Company's purchase of land for future development in the amount of $1.3 million during the first quarter of fiscal 1999.

The increase in intangible assets of $4.9 million was the direct result of the acquisition of DSB during the fourth quarter of fiscal 1999.

The increase in deferred tax assets of $1.9 million is due primarily to the increase in the allowance for credit card loan losses from $3.2 million at June 30, 1998 to $7.5 million at June 30, 1999, an increase of $4.3 million which is not currently deductible. When tax effected, this temporary difference resulted in an increase in deferred tax assets of $1.7 million. See "Notes to Consolidated Financial Statements Note 8" for further discussion on income taxes.

The $64.3 million increase in deposits was primarily due to an increase in savings accounts of $6.9 million, an increase in NOW accounts and demand accounts of $15.8 million, an increase in money market accounts of $35.1 million and an increase in certificates of deposit of $6.5 million. These increases were primarily the result of a focused marketing campaign during the fiscal year and the acquisition of DSB. Of the $64.3 million increase in deposits, $42.6 million was the direct result of the acquisition of DSB.

Advances from the FHLB and other borrowings increased $31.0 million for the year ended June 30, 1999 primarily due to the Company obtaining new advances in the amount of $89.6 million which were partially offset by payments of $59.7 million on advances and other borrowings during the fiscal year.

ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the years ended June 30, 1999, 1998 and 1997 include fees which are considered adjustments to yield.

                                                            Years Ended June 30,
                                      ------------------------------------------------------------------
                                                   1999                             1998
                                      ------------------------------------------------------------------
                                          Average   Interest               Average   Interest
                                      Outstanding    Earned/   Yield/  Outstanding    Earned/   Yield/
                                          Balance    Paid        Rate      Balance    Paid        Rate
                                      ------------------------------------------------------------------
                                                           (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                $465,002    $40,616    8.73%     $445,511    $40,154    9.01%
     Mortgage-backed securities            44,735      2,664    5.96%       32,213      2,023    6.28%
     Other investment securities (2)       44,357      2,568    5.79%       62,931      3,687    5.86%
     FHLB stock                             4,232        271    6.40%        4,940        337    6.82%
                                      ----------- ---------- --------  -----------  --------- --------
Total interest-earning assets            $558,326   $ 46,119    8.26%     $545,595    $46,201    8.47%
     Noninterest-earning assets            30,824 ---------- --------       29,712  --------- --------
                                      ------------                    ------------
Total assets                             $589,150                         $575,307
                                      ------------                    ------------
                                      ------------                    ------------

Interest-bearing liabilities:
Deposits:
     Checking and money market           $111,899    $ 2,942    2.63%      $89,429    $ 2,273    2.54%
     Savings                               48,958      1,533    3.13%       53,260      1,904    3.57%
     Certificates of deposit              278,256     15,878    5.71%      294,797     17,554    5.95%
                                      ------------ ---------- -------- ------------ ---------- --------
                                      ------------ ---------- -------- ------------ ---------- --------
          Total deposits                 $439,113    $20,353    4.64%     $437,486    $21,731    4.97%
     FHLB advances and other
          borrowings                       78,797      4,305    5.46%       64,350      3,718    5.78%
                                      ------------ ---------- -------- ------------ ---------- --------
Total interest-bearing liabilities       $517,910    $24,658    4.76%     $501,836    $25,449    5.07%
                                                   ---------- --------              ---------- --------
     Other liabilities                     18,435                           18,278
                                      ------------                     ------------
Total liabilities                        $536,345                         $520,114
     Equity                                52,805                           55,193
                                      ------------                     ------------
Total liabilities and equity             $589,150                         $575,307
                                      ------------                     ------------
                                      ------------                     ------------

Net interest income; interest rate
     spread                                         $ 21,461    3.50%                $ 20,752    3.40%
                                                   ---------- --------              ---------- --------
                                                   ---------- --------              ---------- --------
Net interest margin (3)                                         3.84%                            3.80%
                                                              --------                         --------
                                                              --------                         --------

                                             Years Ended June 30,
                                      ----------------------------------
                                                     1997
                                      ----------------------------------
                                           Average     Interest
                                       Outstanding      Earned/  Yield/
                                           Balance         Paid    Rate
                                      ----------------------------------
                                            (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                $ 437,230     $ 38,596   8.83%
     Mortgage-backed securities             41,119        2,668   6.49%
     Other investment securities (2)        42,953        2,380   5.54%
     FHLB stock                              5,222          368   7.05%
                                       -----------   ----------  ------
Total interest-earning assets            $ 526,524     $ 44,012   8.36%
     Noninterest-earning assets             27,762   ----------  ------
                                       -----------
Total assets                             $ 554,286
                                       -----------
                                       -----------

Interest-bearing liabilities:
Deposits:
     Checking and money market           $  71,323     $  1,794   2.52%
     Savings                                30,227          626   2.07%
     Certificates of deposit               306,085       17,969   5.87%
                                      ------------- ------------ -------
                                      ------------- ------------ -------
          Total deposits                 $ 407,635     $ 20,389   5.00%
     FHLB advances and other
          borrowings                        77,644        4,443   5.72%
                                      ------------- ------------ -------
Total interest-bearing liabilities       $ 485,279     $ 24,832   5.12%
                                                    ------------ -------
     Other liabilities                      17,740
                                      -------------
Total liabilities                        $ 503,019
     Equity                                 51,267
                                      -------------
Total liabilities and equity             $ 554,286
                                      -------------
                                      -------------

Net interest income; interest rate
     spread                                            $ 19,180   3.24%
                                                    ------------ -------
                                                    ------------ -------
Net interest margin (3)                                           3.64%
                                                                 -------
                                                                 -------


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

                                                Years Ended June 30,                             Years Ended June 30,
                                     --------------------------------------------   ------------------------------------------------
                                                    1999 vs. 1998                                    1998 vs. 1997
                                     --------------------------------------------   ------------------------------------------------
                                                                        (Dollars in Thousands)


                                        Increase       Increase                           Increase       Increase
                                      (Decrease)     (Decrease)            Total        (Decrease)     (Decrease)             Total
                                          Due to         Due to         Increase            Due to         Due to          Increase
                                          Volume           Rate       (Decrease)            Volume           Rate        (Decrease)
                                     ------------ --------------   --------------    --------------   ------------    --------------
Interest-earning assets:
     Loans receivable (1)               $  1,730     $  (1,268)         $    462           $   746        $   812         $   1,558
     Mortgage-backed securities              766          (125)              641             (559)           (86)             (645)
     Other investment securities (2)     (1,081)           (38)          (1,119)             1,170            137             1,307
     FHLB stock                             (46)           (20)             (66)              (19)           (12)              (31)
                                     ------------ --------------   --------------    --------------   ------------    --------------

Total interest-earning assets           $  1,369     $  (1,451)         $   (82)         $   1,338        $   851         $   2,189
                                     ------------ --------------   --------------    --------------   ------------    --------------
                                     ------------ --------------   --------------    --------------   ------------    --------------

Interest-bearing liabilities:
Deposits:
    Checking and money market             $  581        $    88         $    669           $   460        $    19          $    479
    Savings                                (145)          (226)            (371)               823            455             1,278
    Certificates of deposit                (964)          (712)          (1,676)             (672)            257             (415)
                                     ------------ --------------   --------------    --------------   ------------    --------------
      Total deposits                       (528)          (850)          (1,378)               611            731             1,342
FHLB advances and other borrowings           812          (225)              587             (768)             43             (725)
                                     ------------ --------------   --------------    --------------   ------------    --------------

Total Interest-bearing liabilities        $  284     $  (1,075)        $   (791)          $  (157)        $   774          $    617
                                     ------------ --------------   --------------    --------------   ------------    --------------
                                     ------------ --------------   --------------    --------------   ------------    --------------


Net interest income increase                                            $    709                                          $   1,572
                                                                   --------------                                      -------------
                                                                   --------------                                      -------------
------------------------------------------------------------------------------------------------------------------------------------

(1)  Includes interest on loans past due 90 days or more.
(2)  Includes primarily U.S. Government securities.

The following table presents the yields received on loans, investments, and other interest-earning assets, the rates paid on savings deposits and borrowings and the resultant rate spreads at the dates indicated.

                                                               At June 30,
                                         ---------------------------------------------------------
                                            1999                   1998                   1997
                                         ---------------------------------------------------------
Weighted average yield on:
Loans receivable                               8.74%                    9.07%             8.85%
Mortgage-backed securities                     5.95                     6.10              6.32
Other investment securities (1)                5.79                     6.21              5.82
FHLB stock                                     6.41                     6.79              6.75

Combined weighted average yield on
     interest-earning assets                   8.26                     8.47              8.45


Weighted average rate paid on:
Deposits                                       4.63                     4.95              4.99
FHLB advances                                  5.49                     5.85              5.69

Combined weighted average rate paid on
     interest-bearing liabilities              4.76                     5.06              5.09

Spread                                         3.50%                    3.41%             3.36%


--------------------------------------------------------------------------------

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

                                                                      At June 30,
                                                     ----------------------------------------------
                                                          1999           1998             1996
                                                     ----------------------------------------------
                                                                (Dollars in Thousands)
Total nonaccruing loans                                   $ 1,045        $ 2,251          $ 1,252
Total accruing loans delinquent more than 90 days           1,648            530          - - - -
Total foreclosed assets (2)                                   464            229              593
                                                          -------        -------          -------
Total nonperforming assets                                $ 3,157        $ 3,010          $ 1,845
                                                          -------        -------          -------
                                                          -------        -------          -------

Ratio of nonperforming assets to total assets               0.48%          0.53%            0.33%
                                                            -----          -----            -----
                                                            -----          -----            -----

Ratio of nonperforming loans to total loans (1)             0.52%          0.63%            0.28%
                                                            -----          -----            -----
                                                            -----          -----            -----
-----------------------------------------------------------------------------------

(1) Nonperforming loans include nonaccruing loans and loans delinquent more than 90 days.
(2)  Total foreclosed assets does not include land held for development.

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

Nonperforming assets increased to $3.2 million at June 30, 1999 from $3.0 million at June 30, 1998, an increase of $147,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.48% at June 30, 1999 from 0.53% at June 30, 1998.

Nonaccruing loans decreased to $1.0 million at June 30, 1999 from $2.3 million at June 30, 1998, a decrease of $1.2 million. Included in nonaccruing loans at June 30, 1999 were five loans totaling $209,000 secured by one- to four-family real estate, one loan in the amount of $46,000 secured by commercial real estate, two mobile home loans totaling $13,000, four commercial business loans totaling $111,000, three agriculture loans totaling $307,000 and twenty-three consumer loans totaling $359,000. For the year ended June 30, 1999, gross interest income of $180,000 would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms. Gross interest income of $108,000 was recognized as income on loans accounted for on a nonaccrual basis.

Accruing credit card loans delinquent more than 90 days increased to $1.6 million at June 30, 1999 from $530,000 at June 30, 1998. Additionally, $5.2 million of credit card loans were delinquent 30 days at June 30, 1999 as compared to $2.4 million at June 30, 1998. Management has determined that increased delinquencies were primarily due to a change in loan underwriting criteria during the fourth quarter of fiscal 1998 that had the impact of reducing the overall quality of credit card loans that were originated from the fourth quarter of fiscal 1998 through the first nine months of fiscal 1999. Management reviewed the increased level of credit card delinquencies, and the loan underwriting criteria and collection procedures in the credit card portfolio and ceased processing credit card applications under the current underwriting criteria in March 1999. Net charge-offs for the year ended June 30, 1999 were $6.5 million as compared to $727,000 for the same period in fiscal 1998. Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $7.6 million in the next six months. Of this amount about 75% will be a charge-off against allowance for credit card loan losses, of which the Company currently maintains an allowance for credit card loan losses equal to 41% of the outstanding credit card loan balance, or about $7.5 million. The remaining 25% will be charged against deferred credit card fee income, interest income and credit card fee income in future periods. Based upon lack of performance, the Company ceased processing subprime credit card applications in March 1999.

Foreclosed assets increased to $464,000 at June 30, 1999 from $229,000 at June 30, 1998, an increase of $235,000.

At June 30, 1999, the Bank had approximately $10.5 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the June 30, 1999 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at June 30, 1999 will be adequate in the future.

The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.

                                                                             Years Ended June 30,
                                                          --------------------------------------------------------
                                                                  1999              1998               1997
                                                          --------------------------------------------------------
                                                                            (Dollars In Thousands)

Balance at beginning of period                                   $ 7,199          $ 4,526            $ 4,129
Total charge-offs                                                (8,716)          (2,423)            (1,121)
Total recoveries                                                     924              407                825
                                                                --------         --------           --------
Net (charge-offs)                                                (7,792)          (2,016)              (296)
Additions charged to operations                                   12,120            4,689                693
Additions from acquisition                                           464           ------             ------
                                                                --------         --------           --------

Balance at end of period                                        $ 11,991          $ 7,199            $ 4,526
                                                                --------         --------           --------
                                                                --------         --------           --------

Ratio of net (charge-offs) during the period
    to average loans outstanding during the period               (1.68)%          (0.45)%            (0.07)%
                                                                 -------          -------            -------
                                                                 -------          -------            -------

Ratio of allowance for loan losses to total loans at end
    of period                                                      2.32%            1.62%              1.02%
                                                                   -----            -----              -----
                                                                   -----            -----              -----

Ratio of allowance for loan losses to nonperforming
    loans at end of period                                       445.27%          258.86%            361.50%
                                                                 -------          -------            -------
                                                                 -------          -------            -------


---------------------------------------------------------------------------------------

The allowance for loan losses was $12.0 million at June 30, 1999 as compared to $7.2 million at June 30, 1998. The ratio of the allowance for loan losses to total loans was 2.32% at June 30, 1999 and 1.62% at June 30, 1998. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Bank continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000. A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. In regard to credit card loans, the Company is providing a reserve of 41% of the loan balance until the credit card portfolio becomes seasoned. As of June 30, 1999, $7.5 million of the $12.0 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan portfolio and have made no recommendations for increases in the allowances during the three year period ended June 30, 1999. The Company has historically maintained a positive variance from the minimum estimated allowance for loan losses based on the analyses that are conducted by Bank management and corporate credit personnel.

COMPARISON OF THE YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998

GENERAL. The Company's net income decreased $5.4 million to $1.1 million for the year ended June 30, 1999 as compared to $6.5 million for the year ended June 30, 1998. As discussed in more detail below, this decrease was due primarily to an increase in noninterest expense of $6.4 million and an increase in provision for losses on loans of $7.4 million. These increases were partially offset by an increase in noninterest income of $5.4 million and a reduction in income tax expense of $2.3 million.

INTEREST INCOME. Interest income decreased $82,000 from $46.2 million for the year ended June 30, 1998 to $46.1 million for the year ended June 30, 1999. This decrease was primarily due to the falling interest rate environment during the first quarter of fiscal 1999. The decrease in interest earned on investment securities was primarily due to a decrease in the average balance of investment securities of $18.6 million. During this period the average yield on investment securities decreased from 5.86% to 5.79% due to current market rates being at a lower rate on new purchases as compared to the rates of matured investment securities. The decrease in the average balance of investment securities was primarily due to the call, maturity and sales of U.S. Government securities and tax exempt municipals in the amount of $30.6 million during fiscal 1999. The decrease in interest earned on investment securities was partially offset by an increase in interest earned on loans and mortgage-backed securities. The average balance of loans increased $19.5 million during this period due to originations and purchases exceeding amortizations, prepayments and sales and the acquisition of DSB during the year ended June 30, 1999 while the average yield on loans decreased from 9.01% to 8.73%. The Company continues to manage yields by changing the types of loans that comprise the portfolio to loans that have a higher yield than single-family real estate loans. Commercial business loans and agricultural loans comprise 17.52% of the total loan portfolio at June 30, 1999 as compared to 12.76% at June 30, 1998. In addition, one-to four-family loans comprise 26.35% of the total loan portfolio at June 30, 1999 as compared to 29.13% at June 30, 1998. The decrease in the average yield on loans was due to lower market rates than in the prior fiscal year. The increase in interest earned on mortgage-backed securities was primarily due to an increase of the average balance of $12.5 million from the prior fiscal year resulting from purchases exceeding sales and repayments.

INTEREST EXPENSE. Interest expense decreased $791,000 from $25.4 million for the year ended June 30, 1998 to $24.7 million for the year ended June 30, 1999. This decrease was largely attributable to a decrease in the average rate paid on savings, certificates of deposit and FHLB advances and other borrowings and due to an increase in the average balance of demand, NOW and money market accounts and FHLB advances and other borrowings. The average balance of demand, NOW and money market accounts increased $22.5 million during the year ended June 30, 1999 while the average balance of FHLB advances and other borrowings increased $14.4 million during fiscal year 1999. The increase in average balances of demand, NOW and money market accounts and FHLB advances and other borrowings was used to offset the decrease in average balances of savings by $4.3 million and certificates of deposit by $16.5 million from the levels at June 30, 1998. In addition, the average rate paid on savings accounts decreased from 3.57% for the year ended June 30, 1998 to 3.13% for the year ended June 30, 1999. The average rate paid on certificates of deposit decreased from 5.95% for the year ended June 30, 1998 to 5.71% for the year ended June 30, 1999 while the average rate paid on FHLB advances and other borrowings decreased from 5.07% to 4.76% for the years ended June 30, 1998 and 1999 respectively. See "Financial Condition Data" for further discussion.

NET INTEREST INCOME. The Company's net interest income for the year ended June 30, 1999 increased $709,000, or 3.42%, to $21.5 million compared to $20.8 million for the same period ended June 30, 1998. The increase in net interest income reflects an overall increase in the net interest spread on average interest-earning assets to 3.50% for the period ended June 30, 1999 from 3.40% for the same period in 1998. The increase in the net interest spread is due primarily to a decrease in the rates paid on interest-bearing liabilities from 5.07% for the year ended June 30, 1998 to 4.76% for the year ended June 30, 1999.

During the fiscal years ended June 30, 1999 and 1998, the Company increased its average balances of commercial, agricultural and credit card loans. The Company anticipates activity in this type of lending to continue in future years subject to market demand except for subprime credit card loans which the Company ceased processing applications in March 1999. In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

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

During the year ended June 30, 1999, the Company recorded a provision for losses on loans of $12.1 million compared to $4.7 million for the year ended June 30, 1998, an increase of $7.4 million. A majority of the increase is related to growth of the subprime credit card loan portfolio from $12.3 million for the year ended June 30, 1998 to $18.1 million at June 30, 1999. The increased provision for losses on loans is primarily to provide for future expected write-offs on credit card loans and due to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

The allowance for loan losses at June 30, 1999 was $12.0 million. The allowance increased from the June 30, 1998 balance primarily as a result of the provision for losses on loans of $12.1 million which was reduced by charge-offs exceeding recoveries by $7.8 million. In addition, an additional $464,000 allowance for loan losses was acquired as a result of the purchase of DSB. The ratio of allowance for loan losses to nonperforming loans at June 30, 1999 was 445.27% compared to 258.86% at June 30, 1998. The allowance for loan losses to total loans at June 30, 1999 was 2.32% compared to 1.62% at June 30, 1998. The Bank's management believes that the June 30, 1999 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

NONINTEREST INCOME. Noninterest income was $19.0 million for the year ended June 30, 1999 as compared to $13.6 million for the year ended June 30, 1998.

The increase in credit card fee income of $5.9 million for the year ended June 30, 1999 as compared to the same period in fiscal 1998 is primarily due to an increase in fees received on unsecured credit cards. This is a result of the credit card loan portfolio increasing from $12.3 million at June 30, 1998 to $18.1 million at June 30, 1999. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased processing subprime credit card applications in March 1999. This will decrease the level of these fees. Interest income on credit card loans is included in interest income on loans.

Gain on the sale of loans decreased $412,000 to $673,000 for the year ended June 30, 1999 from $1.1 million for the year ended June 30, 1998. Loans originated for resale and sales of participation interest in loans that were sold during the year ended June 30, 1999 were $82.5 million as compared to $106.4 million in the year ended June 30, 1998.

Gain on sale of securities decreased $225,000 for the year ended June 30, 1999 as compared to the same period in the prior fiscal year. This decrease was due to current market rates being lower than amortized cost at the time of sale as compared to sales in the prior year.

NONINTEREST EXPENSE. Noninterest expense increased $6.4 million from $20.0 million for the year ended June 30, 1998 to $26.4 million for the year ended June 30, 1999. This increase was primarily from an increase in compensation and employee benefits of $896,000, an increase in other general and administrative expenses of $491,000, and an increase in credit card processing expense of $5.1 million which were partially offset by a decrease in losses and provision for losses and expenses on foreclosed real estate and other properties of $167,000.

The increase in compensation and employee benefits was due primarily to an increase in employee compensation of $1.0 million due to merit raises, an increase in health insurance of $116,000, an increase in pension costs of $81,000, an increase in payroll taxes of $71,000 and an increase in recruiting costs of $71,000, which were partially offset by a reduction in incentive compensation of $566,000.

The increase in other general and administrative expenses was due primarily due to an increase in check and data processing costs of $265,000, an increase in consultant services of $86,000, an increase in legal services of $71,000 and an increase in postage of $93,000.

There was an increase of $5.1 million in the cost of third party processors of credit cards. This included $1.4 million of nonrecurring expenses associated with the decision to stop marketing subprime credit cards. This expense represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program. The increase in expense is due primarily to an increase of credit card loans from $12.3 million as of June 30, 1998 to $18.1 million as of June 30, 1999. The Company began offering credit cards in the second quarter of fiscal 1997 and ceased processing subprime credit card applications in March 1999.

INCOME TAX EXPENSE. The Company's income tax expense for the year ended June 30, 1999 was $924,000 compared to $3.2 million for the year ended June 30, 1998, a decrease of $2.3 million. This decrease was primarily due to the decrease in the Company's income before income tax.

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

INTEREST INCOME. Interest income increased $2.2 million from $44.0 million for the year ended June 30, 1997 to $46.2 million for the year ended June 30, 1998. This increase was primarily due to an increase in interest earned on loans and investment securities. The average yield on loans increased from 8.83% to 9.01% while the average balance of loans increased $8.3 million during this period due to originations and purchases exceeding amortizations, prepayments and sales during the year ended June 30, 1998. The increase in the yield is due primarily to the changing types of loans that comprise the portfolio of the Company to loans that have a higher yield than single-family real estate loans. Commercial business loans, agricultural loans and credit card loans comprise 15.50% of the total loan portfolio at June 30, 1998 as compared to 8.40% at June 30, 1997. In addition, one-to four-family loans comprise 29.13% of the total loan portfolio at June 30, 1998 as compared to 36.50% at June 30, 1997. The increase in interest earned on investment securities was primarily due to an increase in the average balance of investment securities of $20.0 million. During this period the average yield on investment securities increased from 5.54% to 5.86% due to current market rates being at a higher rate on new purchases as compared to the rates of matured investment securities. The increase in the average balance of investment securities was due to the Company's purchase of primarily U.S. Government securities which have a maturity of three years or less that have a call feature that varies from three months to one year. The increase in interest earned on loans and investment securities was partially offset by a decrease in interest earned on mortgage-backed securities primarily due to a decrease in the average balance of $8.9 million from the prior fiscal year.

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

The allowance for loan losses at June 30, 1998 was $7.2 million. The allowance increased from the June 30, 1997 balance primarily as a result of the provision for losses on loans of $4.7 million which was reduced by charge-offs exceeding recoveries by $2.0 million. The ratio of allowance for loan losses to nonperforming loans at June 30, 1998 was 258.86% compared to 361.50% at June 30, 1997. The allowance for loan losses to total loans at June 30, 1998 was 1.62% compared to 1.02% at June 30, 1997. The Bank's management believes that the June 30, 1998 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

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

There was an increase of $2.4 million in the cost of third party processors of credit cards. This represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program. The increase in expense is due primarily to an increase of credit card loans from $2.3 million as of June 30, 1997 to $12.3 million as of June 30, 1998. The Company began offering credit cards in the second quarter of fiscal 1997.

INCOME TAX EXPENSE. The Company's income tax expense for the year ended June 30, 1998 was $3.2 million compared to $1.6 million for the year ended June 30, 1997, an increase of $1.7 million. This increase was primarily due to the increase in the Company's income before income tax.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, FHLB advances, amortization and prepayments of loan principal (including mortgage-backed securities) and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.

Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At June 30, 1999, the Bank's regulatory liquidity ratio was 5.96%.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and
(v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During fiscal 1999, the Bank required funds beyond its ability to generate funds internally. Thus it used its borrowing capacity with the FHLB by obtaining advances, which increased its borrowings with the FHLB by $30.0 million. The Bank also obtained a letter of credit in the amount of $15.0 million in order to collateralize public fund deposits at June 30, 1999. The letter of credit expired on August 30, 1999 and management did not extend it at that time. See "Financial Condition Data" for further discussion.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 1999, the Bank had outstanding commitments to originate or purchase loans of $46.0 million and to sell loans of $21.8 million. The Bank had no commitments to purchase or sell securities.

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

The Company has had in effect a series of annual stock buy back programs since 1996 in which the Company purchases shares of its common stock from the market. The current program is in effect through April 30, 2000 and authorizes the Company to purchase up to 10% of the shares of its common stock outstanding as of April 21, 1999. Since inception of the program through June 30, 1999, a total of 683,772 shares of common stock have been purchased. A total of 349,350 shares of common stock were purchased pursuant to this program during the year ended June 30, 1999.

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

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at June 30, 1999, the Bank met all current capital requirements.

The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 6.18% at June 30, 1999.

Pursuant to the Federal Deposit Insurance Corporation Insurance Act ("FDICIA"), the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

At June 30, 1999 and 1998, securities with a fair value of $78.0 million and $64.6 million, respectively, were pledged as collateral for public deposits and other purposes. Deposits at June 30, 1999 and 1998 include $46.8 million and $38.3 million, respectively, of deposits from one local governmental entity, the majority of which are demand accounts.

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

EFFECT OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from other equity components in the equity section of a statement of financial position. All prior period disclosures have been reclassified to conform to the provisions of this Statement.

The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. All prior period disclosures have been restated to conform to the provisions of this Statement.

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The effective date of this Statement was deferred by SFAS No. 137 to require its application for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. Management is evaluating the impact of this Statement on the Company's consolidated financial statements.

YEAR 2000

The Year 2000 issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Bank is heavily dependent on computer processing in its business activities and the Year 2000 issue creates risk for the Bank from unforeseen problems in the Bank's computer system and from third parties with whom the Bank processes financial information. Such failures of the Bank's computer system and/or third parties' computer systems could have a material impact on the Bank's ability to conduct its business.

In May 1997, the Company developed a five-step plan that follows the guidelines as specified by the Federal Financial Institutions Examination Councils. As this council provides new requirements, the plan is modified to reflect the new requirements. Management of the Company is updated at least monthly on the status of the plan and the Bank's Information Systems Steering Committee has changed from a quarterly meeting to a bi-monthly meeting to be more proactive on Year 2000. In addition, the Board of Directors of the Company is updated on the status of the Year 2000 project on a quarterly basis at its regularly scheduled meetings or as circumstances may change requiring new information to be shared with the Board of Directors. The five stages of the plan are as follows: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases were completed by December 31, 1997. The assessment phase included hardware, software and third party vendors that provide a service to the Company (i.e. utility companies, alarm companies, payroll providers, electronic funds transfer providers, insurance providers, loan participation companies, mortgage loan secondary market agencies, and governmental agencies). The renovation, validation and implementation phases are completed as planned. All mission critical systems known to be non-compliant with Year 2000 have been renovated as of June 30, 1999. In May 1996, the Bank installed new hardware and operations systems software that the vendor has represented to be Year 2000 compliant. Testing has been completed and verified for the Bank's core processing system for the dates of September 9, 1999, December 31, 1999, January 2, 2000, February 29, 2000, March 31, 2000 and December 31, 2000. All mission critical PC software applications have been tested for all specific dates as determined by the Federal Financial Institution Examination Council's guidelines. In addition, testing will be performed with service providers that are providing the capability to test with the Bank. The Company will continue its Year 2000 plan in 1999 by continually monitoring updates as provided by vendors.

The Bank has in place Board of Director approved contingency plans for all software and hardware providers. In addition, contingency plans are also written for all outside service providers. These contingency plans are now under review for adequacy and if applicable, will be tested. The Bank is also involved in a customer awareness and employee education program regarding Year 2000.

The Bank completed a Board of Director approved cash liquidity plan. This plan contains various strategies to meet the projected cash demands as the millennium nears.

The cost of the corrections to make the systems Year 2000 compliant was less than $65,000. Approximately $20,000 was incurred in fiscal 1998 with an additional $45,000 incurred in fiscal 1999. In addition, approximately 2,000 man-hours were incurred during fiscal 1999 by Bank personnel related to Year 2000 issues that had an estimated cost of $60,000. In management's opinion, additional man-hours expected to be incurred by Bank personnel related to Year 2000 are immaterial and will be charged against income as they are incurred. The Bank sees no further major expenditures that are Year 2000 related.

ASSET/LIABILITY AND RISK MANAGEMENT

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

As a continuing part of its financial strategy, the Bank considers methods of managing this asset/liability mismatch consistent with maintaining acceptable levels of net interest income. In order to properly monitor interest rate risk, the Board of Directors has created an Asset/Liability Committee whose principal responsibilities are to assess the Bank's asset/liability mix and recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates.

In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. The effect of this policy will generally be to reduce the Bank's one-year gap and sensitivity to interest rate changes. The goal of this policy is to provide a relatively consistent level of net interest income in varying interest rate cycles and to minimize the potential for significant fluctuations from period to period.

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following table sets forth, at June 30, 1999, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or -300 basis points, measured in 100 basis point increments).

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in "Selected Asset and Liability Price Tables as of June 30, 1999". Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

                                          Estimated
                                      (Decrease) in NPV
                                 ----------------------------
                     Estimated
     Change in          NPV
   Interest Rates      Amount          Amount        Percent
   --------------      ------          ------        -------

   Basis Points               (Dollars in thousands)

      +300             $ 61,861     $ (4,846)          (7)%
      +200               64,282       (2,425)          (4)
      +100               66,083         (624)          (1)
      - - -              66,707         - - -        - - -
      -100               65,966         (741)          (1)
      -200               65,709         (998)          (1)
      -300               65,977         (729)          (1)

The following table sets forth the scheduled repricing or maturity of the Bank's assets and liabilities which mature or reprice within one year. In preparing the following table, it has been assumed, consistent with the assumptions used by the OTS, that: (i) adjustable-rate first mortgage loans will prepay at a rate of 10% per year; (ii) fixed-maturity deposits will not be withdrawn prior to maturity; and (iii) escrow accounts are assumed to reprice or be withdrawn in the first three month period. Savings accounts and transaction accounts are expected to reprice 100% within the first year.

Using these classifications, fixed-rate mortgage loans and mortgage-backed securities are assumed to prepay annually as follows:

                   Weighted Average                     Prepayment
                    Interest Rate                       Assumption
                    --------------                      ----------
                   Less than 8.00%                          9.00%
                   8.00 to 9.00%                           22.00
                   9.00 to 10.00%                          22.00
                   10.00% to 11.00%                        19.00
                   11.00% and over                         16.00

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

At June 30, 1999, the Bank's cumulative one-year gap as a percentage of total assets was a negative 18.17% and its one- to three-year gap as a percentage of total assets was a negative 16.15%.

                                                                                Maturing or Repricing
                                                 ----------------------------------------------------------------------------------
                                                        Within         Over 1-3        Over 3-5           Over
                                                       One Year          Years           Years          5 Years           Total
                                                 ----------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Interest-earning assets:

   Real estate loans (including mortgage-
     backed securities)                                 $ 149,421        $ 46,351       $  73,895        $  36,194       $ 305,861
   Consumer loans                                          83,842          30,295          23,600           30,668         168,405
   Commercial business and agriculture loans               69,676           9,861          11,333            1,055          91,925
   Investment securities and other                         12,765          25,258          17,879            5,121          61,023
                                                 ----------------------------------------------------------------------------------
Total interest-earning assets                           $ 315,704       $ 111,765       $ 126,707        $  73,038       $ 627,214
                                                 ----------------------------------------------------------------------------------

Interest-bearing liabilities:

   Transaction accounts                                 $ 152,830         $     -         $     -          $     -       $ 152,830
   Savings accounts                                        68,173               -               -                -          68,173
   Certificates of deposit                                200,220          76,362          13,039              106         289,727
   FHLB advances and other borrowings                      14,192          22,113          22,006           23,302          81,613
                                                 ----------------------------------------------------------------------------------
Total interest-bearing liabilities                      $ 435,415        $ 98,475       $  35,045        $  23,408       $ 592,343
                                                 ----------------------------------------------------------------------------------

Interest-earning assets less
    interest-bearing liabilities                      $ (119,711)        $ 13,290       $  91,662        $  49,630       $  34,871
                                                 ----------------------------------------------------------------------------------

Cumulative interest rate
    sensitivity gap                                   $ (119,711)     $ (106,421)      $ (14,759)        $  34,871
                                                 ------------------------------------------------------------------

Cumulative gap as a percent of
    interest-earning assets                              (19.09)%        (16.97)%         (2.35)%            5.56%
                                                 ------------------------------------------------------------------

Cumulative gap as a percent of
    total assets                                         (18.17)%        (16.15)%         (2.24)%            5.29%
                                                 ------------------------------------------------------------------

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

         Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the lives of its interest-earning assets. The Company's recent purchases of mortgage-backed securities and securities available for sale have had either short or medium terms to maturity or adjustable interest rates. At June 30, 1999, the Company had securities available for sale of $56.3 million with contractual maturities of five years or less and adjustable rate mortgage-backed securities of $9.0 million. Mortgage-backed securities amortize and experience prepayments of principal; the Company has received average cash flows from principal paydowns, maturities, sales and calls of securities of $52.5 million annually over the past three fiscal years. The Company also controls interest rate risk reduction by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 1999, the Company had $68.2 million of regular savings accounts, $79.0 million of money market accounts and $73.9 million of NOW and demand accounts, representing 43.3% of total depositor accounts.

         One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability and Risk Management" for further discussion.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company as of June 30, 1999 and 1998, together with the Independent Auditor's Report are included in this Form 10-K on the pages indicated below.

                               HF FINANCIAL CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

         -----------------------------------------------------------------------

         INDEPENDENT AUDITOR'S REPORT ......................................69

         -----------------------------------------------------------------------

         CONSOLIDATED FINANCIAL STATEMENTS

         Statements of financial condition ..............................70-71

         Statements of income ...........................................72-73

         Statements of stockholders' equity .............................74-75

         Statements of cash flows .......................................76-78

         Notes to consolidated financial statements ....................79-112

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                   /s/ McGladrey & Pullen, LLP


Sioux Falls, South Dakota
August 18, 1999

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1999 AND 1998
(DOLLARS IN THOUSANDS)

ASSETS                                                        1999         1998
--------------------------------------------------------------------------------
Cash and cash equivalents                                  $ 16,671     $ 25,458

Securities available for sale (Note 2)                       61,023       44,232

Mortgage-backed securities available for sale (Note 2)       41,583       39,647

Loans receivable (Notes 3 and 7)                            492,302      426,522

Loans held for sale (Note 3)                                 11,755        9,616

Accrued interest receivable                                   4,831        4,338

Office properties and equipment, at cost, net of
  accumulated depreciation (Note 5)                          14,408       14,317

Foreclosed real estate and other properties                   1,762          229

Prepaid expenses and other assets                             2,509        1,999

Mortgage servicing rights (Note 4)                            1,739        1,423

Deferred income taxes (Note 8)                                5,094        3,198

Cost in excess of net assets acquired                         4,945          -
                                                           ---------------------
                                                           $658,622     $570,979
                                                           ---------------------
                                                           ---------------------

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                   1999       1998
------------------------------------------------------------------------------------------
Liabilities
  Deposits (Note 6)                                               $ 510,730      $ 446,424
  Advances from Federal Home Loan Bank and other
    borrowings (Note 7)                                              81,613         50,635
  Advances by borrowers for taxes and insurance                       6,170          4,792
  Accrued interest payable                                            5,870          5,898
  Other liabilities                                                   5,681          6,629
                                                                  ------------------------
          TOTAL LIABILITIES                                         610,064        514,378
                                                                  ------------------------

Commitments and Contingencies (Notes 18 and 19)

Stockholders' Equity (Notes 8, 9, 10, 14 and 15)
  Preferred stock, $.01 par value, 500,000 shares
    authorized, none outstanding                                       -               -
  Series A Junior Participating Preferred Stock, $1.00 stated
    value, 50,000 shares authorized, none outstanding                  -               -
  Common stock, $.01 par value, 1999 10,000,000 shares
    authorized, 4,755,632 shares issued; 1998 5,000,000
    shares authorized, 4,730,276 shares issued                           47             47
  Additional paid-in capital                                         15,128         14,863
  Retained earnings, substantially restricted                        46,101         46,561
  Unearned compensation                                                (226)          (340)
  Accumulated other comprehensive income (loss)                      (1,236)            (9)
  Less cost of treasury stock, 1999 683,572 shares,
    1998 334,222 shares                                             (11,256)        (4,521)
                                                                  ------------------------
                                                                     48,558         56,601
                                                                  ------------------------
                                                                  $ 658,622      $ 570,979
                                                                  ------------------------
                                                                  ------------------------

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                1999        1998        1997
-----------------------------------------------------------------------------
Interest and dividend income:
  Loans receivable                            $40,616     $40,154     $38,596
  Mortgage-backed securities                    2,664       2,023       2,668
  Investment securities and
    interest-bearing deposits                   2,839       4,024       2,748
                                              -------------------------------
                                               46,119      46,201      44,012
                                              -------------------------------

Interest expense:
  Deposits                                     20,353      21,731      20,389
  Advances from Federal Home Loan Bank
    and other borrowings                        4,305       3,718       4,443
                                              -------------------------------
                                               24,658      25,449      24,832
                                              -------------------------------
          NET INTEREST INCOME                  21,461      20,752      19,180
Provision for losses on loans                  12,120       4,689         693
                                              -------------------------------
          NET INTEREST INCOME AFTER
            PROVISION FOR LOSSES ON LOANS       9,341      16,063      18,487
                                              -------------------------------

Noninterest income:
  Credit card fee income                       12,064       6,163         613
  Fees on deposits                              2,185       2,190       1,633
  Loan servicing income                         1,263       1,187       1,150
  Loan fees and service charges                 1,231       1,184         946
  Commission and insurance income                 694         749         699
  Gain on sale of loans, net                      673       1,085         352
  Appraisal and inspection fees                   363         369         461
  Trust income                                    251         201         112
  Gain on sale of securities, net                   1         226         150
  Other                                           296         277         356
                                              -------------------------------
                                               19,021      13,631       6,472
                                              -------------------------------


See Notes to Consolidated Financial Statements.

                                                  1999        1998        1997
-------------------------------------------------------------------------------
Noninterest expense:
  Compensation and employee benefits            $11,048     $10,152     $ 9,658
  Credit card processing expense                  7,937       2,827         465
  Other general and administrative expenses       3,560       3,069       2,923
  Occupancy and equipment                         2,843       2,701       2,705
  Advertising                                       567         650         398
  Federal insurance premiums (Note 6)               268         278       3,199
  Losses and provision for losses and
    expenses on foreclosed real estate
    and other properties, net                       136         303         206
  Amortization of intangible assets                  28           3         149
                                                -------------------------------
                                                 26,387      19,983      19,703
                                                -------------------------------
          INCOME BEFORE INCOME TAXES              1,975       9,711       5,256
Income tax expense (Note 8)                         924       3,238       1,582
                                                -------------------------------
          NET INCOME                            $ 1,051     $ 6,473     $ 3,674
                                                -------------------------------
                                                -------------------------------

Earnings per share (Note 11):
  Basic                                         $  0.25     $  1.46     $  0.81
  Diluted                                       $  0.24     $  1.42     $  0.79

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Additional
                                                             Common       Paid-In      Retained
                                                              Stock       Capital      Earnings
-------------------------------------------------------------------------------------------------
Balance, June 30, 1996                                      $    31      $ 14,480      $ 38,745
  Comprehensive income:
    Net income                                                   -            -           3,674
    Net change in unrealized loss on securities
     available for sale, net of deferred taxes                   -            -             -
    Comprehensive income                                         -            -             -
  Exercise of stock options (Note 15)                            -            215           -
  Cash dividends paid ($0.24 per share) on common stock          -            -          (1,083)
  Purchase of treasury stock (Note 10)                           -            -             -
  Amortization of unearned compensation                          -            -             -
                                                          ---------------------------------------
Balance, June 30, 1997                                           31        14,695        41,336
  Comprehensive income:
    Net income                                                   -            -           6,473
    Net change in unrealized loss on securities
     available for sale, net of deferred taxes                   -            -             -
    Comprehensive income                                         -            -             -
  Exercise of stock options (Note 15)                            -            184           -
  Cash dividends paid ($0.28 per share) on common stock          -            -          (1,248)
  Stock split in the form of a stock dividend                    16           (16)          -
  Purchase of treasury stock (Note 10)                           -            -             -
  Amortization of unearned compensation                          -            -             -
                                                          ---------------------------------------
Balance, June 30, 1998                                           47        14,863        46,561
  Comprehensive income:
    Net income                                                   -            -           1,051
    Net change in unrealized loss on securities
     available for sale, net of deferred taxes                   -            -             -
    Comprehensive income (loss)                                  -            -             -
  Exercise of stock options (Note 15)                            -            265           -
  Cash dividends paid ($0.37 per share) on common stock          -            -          (1,511)
  Purchase of treasury stock (Note 10)                           -            -             -
  Amortization of unearned compensation                          -            -             -
                                                          ---------------------------------------
Balance, June 30, 1999                                      $    47      $ 15,128      $ 46,101
                                                          ---------------------------------------
                                                          ---------------------------------------

See notes to Consolidated Financial Statements.




                   Accumulated
                      Other
      Unearned    Comprehensive    Treasury
    Compensation   Income (Loss)    Stock        Total
----------------------------------------------------------
     $   (569)      $   (622)     $   (802)     $ 51,263

          -              -             -

          -              400           -
          -              -             -           4,074
          -              -             -             215
          -              -             -          (1,083)
          -              -          (1,611)       (1,611)
          116            -             -             116
----------------------------------------------------------
         (453)          (222)       (2,413)       52,974

          -              -             -

          -              213           -
          -              -             -           6,686
          -              -             -             184
          -              -             -          (1,248)
          -              -             -             -
          -              -          (2,108)       (2,108)
          113            -             -             113
----------------------------------------------------------
         (340)            (9)       (4,521)       56,601

          -              -             -

          -           (1,227)          -
          -              -             -            (176)
          -              -             -             265
          -              -             -          (1,511)
          -              -          (6,735)       (6,735)
          114            -             -             114
----------------------------------------------------------
     $   (226)      $ (1,236)     $(11,256)     $ 48,558
----------------------------------------------------------
----------------------------------------------------------



HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS)

                                                                                1999           1998          1997
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                                $   1,051       $  6,473     $   3,674
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for losses on loans                                              12,120          4,689           693
    Depreciation                                                                1,637          1,653         1,378
    Amortization of premiums and discounts on
      securities available for sale, net                                           (2)            12           109
    Amortization of intangible assets                                              28              3           149
    Amortization of mortgage servicing rights                                     277            216           139
    Amortization of unearned compensation                                         114            113           116
    Increase (decrease) in deferred loan fees                                    (441)           166           282
    Loans originated for resale                                               (80,007)       (89,777)      (45,553)
    Proceeds from the sale of loans                                            80,680         90,862        45,905
    (Gain) on sale of loans, net                                                 (673)        (1,085)         (352)
    Mortgage servicing rights capitalized (Note 4)                               (204)          (224)         (200)
    Realized (gain) on sale of securities, net                                     (1)          (226)         (150)
    Losses and provision for losses on sales of
      foreclosed real estate and other properties, net                             26            194            53
    (Gain) loss on disposal of office properties and
      equipment, net                                                               28             (7)           22
    Change in other assets and liabilities (Note 20)                           (3,217)        (2,659)        1,659
                                                                            --------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                             11,416         10,403         7,924
                                                                            --------------------------------------------

See Notes to Consolidated Financial Statements.

                                                                                1999           1998          1997
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Loans purchased                                                           $ (36,489)      $(21,510)     $(13,813)
  Loans originated and held                                                  (202,306)      (151,913)     (149,718)
  Principal collected on loans                                                185,360        158,563       130,717
  Sale of participation interests in loans                                      2,500         16,620         7,697
  Securities available for sale:
    Sales and maturities                                                       35,088         56,411        27,240
    Purchases                                                                 (57,696)       (69,433)      (20,446)
    Repayments                                                                 14,565          6,939        17,234
  Purchase of a commercial bank, net of cash and
    cash equivalents acquired                                                  (4,866)           -             -

  Proceeds from sale of office properties and equipment                            46             55           709
  Purchase of office properties and equipment                                  (1,311)          (948)       (2,133)
  Purchase of mortgage servicing rights                                          (389)          (281)         (135)
  Proceeds from sale of foreclosed real estate
    and other properties, net                                                     548            919           645
  Purchase of land for development                                               (261)           -             -
                                                                            --------------------------------------------
         NET CASH (USED IN) INVESTING ACTIVITIES                              (65,211)        (4,578)       (2,003)
                                                                            --------------------------------------------


Cash Flows From Financing Activities
  Net increase in deposit accounts                                             21,670         28,238        20,020
  Proceeds of advances from Federal Home Loan
    Bank and other borrowings                                                  89,600         29,000        34,000
  Payments on advances from Federal Home Loan
    Bank and other borrowings                                                 (59,659)       (53,108)      (49,380)
  Increase (decrease) in advances by borrowers for taxes
    and insurance                                                               1,378            718          (593)
  Payment on other liabilities for purchase of property
    and equipment                                                                 -              -            (677)
  Purchase of treasury stock                                                   (6,735)        (2,108)       (1,611)
  Proceeds from issuance of common stock                                          265            184           215
  Cash dividends paid                                                          (1,511)        (1,248)       (1,083)
                                                                            --------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                             45,008          1,676           891
                                                                            --------------------------------------------


                                                                                1999           1998          1997
-----------------------------------------------------------------------------------------------------------------------
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            $  (8,787)      $  7,501        $  6,812

Cash and Cash Equivalents
  Beginning                                                                     25,458         17,957          11,145
                                                                            --------------------------------------------
  Ending                                                                     $  16,671       $ 25,458        $ 17,957
                                                                            --------------------------------------------
                                                                            --------------------------------------------

Supplemental Disclosures of Cash Flows Information
  Cash payments for interest                                                 $  24,686       $ 26,111        $ 24,125
  Cash payments for income and franchise taxes, net                              3,966          4,376           1,576

Supplemental Schedule of Noncash Investing and Financing Activities
  Purchase of land for development financed by contract for deed             $   1,037       $     -         $     -
  Foreclosed real estate and other properties acquired in
    settlement of loans                                                            702            749           1,295
  Loans made in connection with the sale of foreclosed real
    estate and other properties                                                    108             30              41
  Stock split in the form of a stock dividend                                                      16
  Change in unrealized loss on securities available for sale                    (1,861)           302             604
  Deferred income taxes related to change in unrealized loss
    on securities available for sale                                               634            (89)           (204)

  Purchase of a commercial bank, net of cash and
    cash equivalents acquired, allocated to:
      Assets
        Securities                                                           $  12,542
        Loans receivable                                                        29,204
        Accrued interest receivable                                                507
        Foreclosed real estate and other properties                                268
        Office properties and equipment                                            491
        Cost in excess of net assets acquired                                    4,973
      Liabilities assumed
        Deposits                                                               (42,636)
        Accrued interest payable                                                  (416)
        Other liabilities                                                          (67)
                                                                            -----------
  Purchase of a commercial bank, net of cash and
    cash equivalents acquired                                                $   4,866
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

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company, HF Card Services, L.L.C. (HF Card) (a wholly-owned subsidiary of the Company at June 30, 1999 and a 51% owned subsidiary at June 30, 1998), and the Company's wholly-owned subsidiaries, HomeFirst Mortgage Corp. and Home Federal Savings Bank (the Bank) and the Bank's wholly-owned subsidiaries, Hometown Insurors, Inc., Mid-America Service Corporation and PMD, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The Company ceased operations of HomeFirst Mortgage Corp. during the first quarter of 1998, with no material affect on the consolidated financial statements.

BASIS OF FINANCIAL STATEMENT PRESENTATION: The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the year. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses.

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

CASH AND CASH EQUIVALENTS: For purposes of reporting the statements of cash flows, the Company includes as cash equivalents all cash accounts, which are not subject to withdrawal restrictions or penalties and time deposits with original maturities of 90 days or less. The Company had $2,000 of cash equivalents at June 30, 1999 and $12,000 at June 30, 1998.

TRUST ASSETS: Assets of the trust department, other than trust cash on deposit at the Bank, are not included in these financial statements because they are not assets of the Bank.

-------------------------------------------------------------------------------

SECURITIES: Management determines the appropriate classification of securities at the date individual securities are acquired and evaluates the appropriateness of such classifications at each statement of financial condition date.

Securities available for sale are those debt or equity securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value and unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect.

Premiums and discounts on securities are amortized over the contractual lives of those securities, except for mortgage-backed securities, for which prepayments are probable and predictable, which are amortized over the estimated expected repayment terms of the underlying mortgages. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Realized gains and losses on the sale of securities are determined using the specific identification method.

LOANS HELD FOR SALE: Loans receivable which the Bank may sell or intends to sell prior to maturity are carried at the lower of net book value or fair value on an aggregate basis. Such loans held for sale include loans receivable that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or other similar factors.

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

-------------------------------------------------------------------------------

LOANS RECEIVABLE (CONTINUED): The Company includes all loans considered impaired in its evaluation of the adequacy of the allowance for loan losses. A loan is impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans was not material at June 30, 1999 and 1998.

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

Credit card fees include acceptance, annual, late, over limit, returned check, cash advance, and other miscellaneous fees. These fees are assessed according to agreements with customers. Accrued credit card fees on charged-off accounts are deducted from credit card fee income. Annual credit card fees and acceptance fees, net of loan origination costs, are deferred and amortized on a straight-line basis over the one-year period to which they pertain. Unearned annual fees are included in other liabilities in the consolidated financial statements of financial condition, while unearned acceptance fees (net of loan origination costs) are net against the related loan balances in the consolidated financial statements of financial condition.

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

-------------------------------------------------------------------------------

COST IN EXCESS OF NET ASSETS ACQUIRED: On May 27, 1999, the Bank acquired 100% of the outstanding capital stock of a local commercial bank for cash consideration of $9,540 and accounted for the acquisition under the purchase method of accounting. Accordingly, the results of operations of the acquired bank since the date of acquisition are included in the consolidated financial statements. The excess of cash paid and fair value of liabilities assumed over the fair value of net assets acquired of $4,973 is being amortized to expense by the straight-line method over 15 years.

Unaudited proforma consolidated results of operations for the years ended June 30, 1999 and 1998 as though the bank had been acquired as of July 1, 1997 follows (in thousands, except per share data):


                                                                      Years Ended June 30,
                                                                 ---------------------------------
                                                                          1999            1998
                                                                 ---------------------------------
Interest and dividend income                                     $     49,576     $      50,141
Net income                                                                626             6,629
Earnings per share:
  Basic                                                          $       0.15     $        1.49
  Diluted                                                                0.14              1.45

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

Land held for development is carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. The carrying amount of land held for development was $1,298 at June 30, 1999.

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

-------------------------------------------------------------------------------

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

EARNINGS PER SHARE: Earnings per share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. On April 24, 1998, the Company declared a three-for-two stock split in the form of a stock dividend of one-half share of common stock for each one share outstanding, payable to shareholders of record on May 8, 1998. All data related to common shares has been retroactively adjusted based upon the new shares outstanding after the effect of the three-for-two stock split for all periods presented. The stockholders' equity of the Company was adjusted for the effect of the three-for-two stock split and $16 was transferred from additional paid-in capital to common stock.

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

     LOANS: Approximately 48% and 52% of loans at June 30, 1999 and 1998, respectively, are variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values on these loans are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality or from quoted market prices of similar loans sold, adjusted for differences in loan characteristics.

     ACCRUED INTEREST RECEIVABLE: The carrying value of accrued interest receivable approximates its fair value.

-------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

     MORTGAGE SERVICING RIGHTS: Fair values are estimated using discounted cash flows based on current market rates of interest.

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

NEW ACCOUNTING STANDARDS: Effective July 1, 1998, the Company adopted FASB Statement No. 130, which established new rules for the reporting and display of comprehensive income and its components, but has no effect on the Company's net income or total stockholders' equity. Statement No. 130 requires unrealized gains and losses on securities available for sale, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

-------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS (CONTINUED): Effective July 1, 1998, the Company adopted FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

During fiscal year 1999, the Company also adopted FASB Statement No. 132. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Prior year financial statement disclosures have been conformed to the requirements of Statement No. 132.

-------------------------------------------------------------------------------

NOTE 2.  INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities at June 30, 1999, all of which are classified as available for sale according to management's intent, are as follows:


                                                                         Gross          Gross
                                                        Amortized     Unrealized     Unrealized
                                                          Cost          Gains         (Losses)    Fair Value
                                                      ------------------------------------------------------
Debt securities:
  U.S. Treasury issues                                $   4,099       $     12       $     -      $   4,111
  U.S. government agencies
    and corporations                                     28,465             11          (537)        27,939
  Federal Home Loan Bank                                 20,748              2          (360)        20,390
  Municipal bonds                                         3,297             32           (24)         3,305
                                                     ------------------------------------------------------
                                                         56,609             57          (921)        55,745
                                                     ------------------------------------------------------

Equity securities:
  Stock in Federal Home Loan
    Bank of Des Moines                                    5,263              -             -          5,263
  FNMA common stock                                           8              -             -              8
  Federal Agricultural Mortgage
    common stock                                              7              -             -              7
                                                     ------------------------------------------------------
                                                          5,278              -             -          5,278
                                                     ------------------------------------------------------

Mortgage-backed securities:
  GNMA                                                   15,071             23          (666)        14,428
  REMIC                                                   4,160              -          (217)         3,943
  FHLMC                                                  10,441             23          (118)        10,346
  Resolution Trust Corporation                              548              -            (2)           546
  FNMA                                                    9,768             27           (67)         9,728
  Other triple A rated mortgage-backed
    securities                                            2,604              3           (15)         2,592
                                                     ------------------------------------------------------
                                                         42,592             76        (1,085)        41,583
                                                     ------------------------------------------------------
                                                      $ 104,479       $    133     $  (2,006)     $ 102,606
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

-------------------------------------------------------------------------------

The amortized cost and fair values of debt securities as of June 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Amortized
                                                                        Cost           Fair Value
                                                                 ----------------------------------
Due in one year or less                                          $      7,490     $       7,487
Due after one year through five years                                  43,797            43,137
Due after five years through ten years                                  5,022             4,802
Due after ten years                                                       300               319
                                                                 ----------------------------------
                                                                       56,609            55,745
Mortgage-backed securities                                             42,592            41,583
                                                                 ----------------------------------
                                                                 $     99,201     $      97,328
                                                                 ----------------------------------
                                                                 ----------------------------------

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

The components of other comprehensive income (loss) - net change in unrealized
(loss) on securities available for sale are as follows:


                                                                                  Years Ended June 30,
                                                                 --------------------------------------------------
                                                                          1999           1998            1997
                                                                 --------------------------------------------------
Unrealized holding gain (loss) arising during the period         $     (1,860)    $         528     $          754
Less reclassification adjustment for net gains
   realized in net income
                                                                           (1)             (226)              (150)
                                                                 --------------------------------------------------
          Net change in unrealized (loss) before income taxes          (1,861)              302                604
Income (taxes) benefit                                                    634               (89)              (204)
                                                                 --------------------------------------------------
          Other comprehensive income - net change
             in unrealized (loss) on securities                  $     (1,227)    $         213     $          400
                                                                 --------------------------------------------------
                                                                 --------------------------------------------------

Proceeds from the sale of securities available for sale in 1999 were $4,678 and resulted in gross gains of $76 and gross losses of $(75). Proceeds from the sale of securities during 1998 and 1997 were $7,436 and $12,240, respectively, and resulted in gross gains of $226 and $150, respectively, with no gross losses either year.

-------------------------------------------------------------------------------

At June 30, 1999 and 1998, securities with a fair value of $78,029 and $64,596, respectively, were pledged as collateral for public deposits and other purposes.

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
                                                      ------------------------------------------------------
                                                      ------------------------------------------------------

-------------------------------------------------------------------------------

NOTE 3.  LOANS RECEIVABLE AND LOANS HELD FOR SALE

Loans receivable at June 30, 1999 and 1998 consist of the following:

                                                                               1999         1998
                                                                           --------------------------
Loans secured by real estate:
  Residential:
    One-to-four family                                                      $ 126,483       $ 121,446
    Multi-family                                                               47,283          54,560
  Commercial                                                                   59,061          38,002
  Construction and development                                                 19,696          12,804
Consumer and other loans:
  Automobile                                                                   74,255          66,044
  Commercial business                                                          62,315          41,068
  Junior liens on mortgages                                                    46,556          41,599
  Agriculture                                                                  29,610          16,327
  Credit card                                                                  18,062          12,335
  Mobile home                                                                   8,115          11,152
  Education                                                                     6,996           6,986
  Loans on savings accounts                                                     2,117           2,167
  Other loans                                                                  12,304          15,944
                                                                           --------------------------
                                                                              512,853         440,434

Less:
  Undisbursed portion of loans in process                                       7,487           5,199
  Deferred loan fees and unearned discounts and premiums, net                   1,073           1,514
  Allowance for loan losses                                                    11,991           7,199
                                                                           --------------------------
                                                                            $ 492,302       $ 426,522
                                                                           --------------------------
                                                                           --------------------------

Loans held for sale totaling $11,755 and $9,616 at June 30, 1999 and 1998, respectively, consist of one-to-four family fixed-rate loans.

-------------------------------------------------------------------------------

Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                                       1999              1998               1997
                                                                 -----------------------------------------------------
Balance, beginning                                               $      7,199     $       4,526     $        4,129
  Provision charged to income                                          12,120             4,689                693
  Allowance related to assets acquired, net                               464                -                  -
  Charge-offs                                                          (8,716)           (2,423)            (1,121)
  Recoveries                                                              924               407                825
                                                                 -----------------------------------------------------
Balance, ending                                                  $     11,991     $       7,199     $        4,526
                                                                 -----------------------------------------------------
                                                                 -----------------------------------------------------

Nonaccrual loans for which interest has been reduced totaled approximately $1,045, $2,251 and $1,252 at June 30, 1999, 1998 and 1997, respectively.
Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended June 30 are summarized below:


                                                                       1999              1998               1997
                                                                 -----------------------------------------------------
Interest income that would have been recorded                    $        288     $         479     $          266
Interest income recognized                                               (108)             (250)               (88)
                                                                 -----------------------------------------------------
Interest income foregone                                         $        180     $         229     $          178
                                                                 -----------------------------------------------------
                                                                 -----------------------------------------------------


--------------------------------------------------------------------------------

NOTE 4.   LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $408,078 and $364,288 at June 30, 1999 and 1998, respectively.

Custodial balances maintained in connection with the foregoing loan servicing, and included in deposits and advances by borrowers for taxes and insurance, were approximately $1,580 and $2,231 at June 30, 1999 and 1998, respectively.

The carrying values of mortgage servicing rights were $1,739 and $1,423 at June 30, 1999 and 1998, respectively. The fair values of these rights were $4,330 and $3,205 at June 30, 1999 and 1998, respectively. The fair values of the mortgage servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 15.0% for both periods. The Company recognized expense for amortization of the cost of mortgage servicing rights in the amount of $277 and $216 for the years ended June 30, 1999 and 1998, respectively.

No valuation allowances were provided for mortgage servicing rights capitalized during the years ended June 30, 1999 and 1998.

NOTE 5.   OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at June 30, 1999 and 1998 consist of the following:

                                                                        1999              1998
                                                                 ----------------------------------
Land                                                             $        1,938   $        1,920
Buildings and improvements                                               15,776           15,189
Leasehold improvements                                                      643              303
Furniture, fixtures, equipment and automobile                             8,818            8,241
                                                                 ----------------------------------
                                                                         27,175           25,653
Less accumulated depreciation and amortization                          (12,767)         (11,336)
                                                                 ----------------------------------
                                                                 $       14,408   $       14,317
                                                                 ----------------------------------
                                                                 ----------------------------------


--------------------------------------------------------------------------------

NOTE 6.   DEPOSITS

Deposits at June 30, 1999 and 1998 consist of the following:


                                                                        1999               1998
                                                                 ----------------------------------
Noninterest bearing accounts                                     $        44,542  $        33,403
NOW accounts                                                              29,327           24,659
Money market accounts                                                     78,961           43,868
Savings accounts                                                          68,173           61,266
Certificates of deposit                                                  289,727          283,228
                                                                 ----------------------------------
                                                                 $       510,730  $       446,424
                                                                 ----------------------------------
                                                                 ----------------------------------

Scheduled maturities of savings certificates are as follows:

Maturing in fiscal year:
--------------------------------------------------------------------------------
2000                                                             $    200,220
2001                                                                   56,972
2002                                                                   19,390
2003                                                                   10,348
2004                                                                    2,691
Thereafter                                                                106
                                                                 ---------------
                                                                 $    289,727
                                                                 ---------------
                                                                 ---------------

Eligible savings accounts are insured up to $100 by the Savings Association Insurance Fund (SAIF) under management of the Federal Deposit Insurance Corporation (FDIC). The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $54,384 and $51,612 at June 30, 1999 and 1998, respectively. Deposits at June 30, 1999 and 1998 include $46,827 and $38,250, respectively, of deposits from one local governmental entity, the majority of which are demand accounts.

On September 30, 1996, the President signed into law Savings Association Insurance Fund legislation which assessed a one time charge of approximately $2,600 to the Bank. An assessment was imposed on the Bank and other member institutions of the SAIF in order to recapitalize the SAIF and facilitate the future merger of the Bank Insurance Fund (BIF) and SAIF into the Deposit Insurance Fund.

--------------------------------------------------------------------------------

NOTE 7. ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Maturities of advances from the Federal Home Loan Bank of Des Moines at June 30, 1999 and 1998 are as follows:

                                                                         1999            1998
                                                                 -----------------------------------
Fixed-rate advances (with rates ranging from 4.4% to 6.6%):
  Due in one year or less                                        $     14,150     $      23,000
  Due after one through two years                                       7,214            10,000
  Due after two years through five years                               36,178            11,666
  Due after five years                                                 22,536             1,445
                                                                 -----------------------------------
      Total fixed-rate advances                                        80,078            46,111
                                                                 -----------------------------------
Variable-rate advance (with a rate of 5.7%)
  Due in one year or less                                                  -              4,000
                                                                 -----------------------------------
                                                                 $     80,078  $         50,111
                                                                 -----------------------------------
                                                                 -----------------------------------

Aggregate maturities of advances are as follows: 2000 $14,150; 2001 $7,214; 2002 $14,280; 2003 $13,936; 2004 $7,962; and thereafter $22,536.

Advances are secured by stock in the Federal Home Loan Bank of Des Moines and first mortgage loans with balances exceeding 117% of the amount of the advances.

The Bank has a $15,000 letter of credit from the Federal Home Loan Bank of Des Moines, on which nothing was drawn at June 30, 1999. This letter of credit is pledged as collateral for public deposits.

Other borrowings consist of the following at June 30, 1999 and 1998:

During fiscal year 1994, the South Dakota Housing Development Authority loaned $600 to the Bank at 0% interest rate per annum to be used by the Bank to originate $600 in qualified home improvement loans. The note had a balance of $524 at June 30, 1999 and 1998, and is due on August 31, 2000.

On August 20, 1998, the Company entered into a Real Estate Purchase Agreement to purchase land for future development for $1,298, with a down payment of $261, and the remainder financed under a contract for deed requiring monthly payments of $9, plus interest at 7.0%, to October 2013. The contract for deed had a balance of $1,011 at June 30, 1999. Aggregate maturities of the contract for deed are as follows: 2000 $42; 2001 $46, 2002 $49; 2003 $52; 2004 $56; and
thereafter $766.

--------------------------------------------------------------------------------

NOTE 8.  INCOME TAX MATTERS

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis. The Bank is allowed bad debt deductions based on actual charge-offs.

The consolidated provision for income taxes consists of the following for the years ended June 30:

                                                                         1999          1998              1997
                                                                 ---------------------------------------------------
Current:
  Federal                                                        $      1,596     $       4,424     $       1,577
  State                                                                   590               532               226
Deferred:
  Federal (benefit)                                                    (1,262)           (1,718)             (221)
                                                                 ---------------------------------------------------
                                                                 $        924     $       3,238     $       1,582
                                                                 ---------------------------------------------------
                                                                 ---------------------------------------------------


Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in the tax expense are as follows:

                                                                         1999          1998              1997
                                                                 ---------------------------------------------------
Computed "expected" tax expense                                  $        691     $       3,399     $        1,840
Increase (decrease) in income taxes
  resulting from:
    Tax exempt interest income                                            (64)              (55)               (58)
    State taxes, net of federal benefit                                   384               346                149
    Benefit of income taxed at lower rates                                (20)             (100)               (53)
    Other, net                                                            (67)             (352)              (296)
                                                                 ---------------------------------------------------
                                                                 $        924     $       3,238     $        1,582
                                                                 ---------------------------------------------------
                                                                 ---------------------------------------------------


--------------------------------------------------------------------------------

The components of the net deferred tax asset as of June 30, 1999 and 1998 are as follows:


                                                                      1999            1998
                                                                 -----------------------------------
Deferred tax assets:
  Allowance for loan losses                                      $      3,981     $       2,326
  Deferred loan fees                                                      189               260
  Deferred credit card fees                                               557               881
  Discounts on loans from acquired associations                           105               147
  Accrued expenses                                                        185               171
  Net unrealized loss on securities available for sale                    637                 3
  Other                                                                   148                28
                                                                 -----------------------------------
                                                                        5,802             3,816
  Less valuation allowance                                               (239)             (239)
                                                                 -----------------------------------
                                                                        5,563             3,577
                                                                 -----------------------------------

Deferred tax liabilities:
  FHLB stock dividends                                                    148               148
  Office properties and equipment                                         241               226
  Other                                                                    80                 5
                                                                 -----------------------------------
                                                                          469               379
                                                                 -----------------------------------
                                                                 $      5,094     $       3,198
                                                                 -----------------------------------
                                                                 -----------------------------------


Retained earnings at June 30, 1999 and 1998, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts for financial statement purposes was approximately $1,634 at June 30, 1999 and 1998.

--------------------------------------------------------------------------------

NOTE 9.  REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to total assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1999, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

--------------------------------------------------------------------------------

The following table summarizes the Bank's compliance with its regulatory capital requirements at June 30, 1999:

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                       For Capital                Prompt Corrective
                                             Actual                 Adequacy Purposes             Action Provisions
                                      ------------------------------------------------------------------------------
                                       Amount        Percent       Amount        Percent        Amount       Percent
                                      ------------------------------------------------------------------------------
As of June 30, 1999:
  Tier I (core) capital (to
    adjusted total assets)            $ 40,494        6.18%      $  19,658        3.00%       $  32,764        5.00%
  Total risk-based capital (to
    risk-weighted assets)               46,311       10.09          36,734        8.00           45,917       10.00
  Tangible capital (to
    tangible assets)                    40,494        6.18           9,829        1.50              N/A         N/A
  Tier 1 (core) capital
    (to risk-weighted assets)           40,494        8.82             N/A         N/A           27,550        6.00

As of June 30, 1998:
  Tier I (core) capital (to
    adjusted total assets)              44,201        7.75          17,113        3.00           28,522        5.00
  Total risk-based capital
    (to risk-weighted assets)           49,036       12.76          30,754        8.00           38,443       10.00
  Tangible capital (to
    tangible assets)                    44,201        7.75           8,557        1.50              N/A         N/A
  Tier 1 (core) capital (to
    risk-weighted assets)               44,201       11.50             N/A         N/A           23,066        6.00

--------------------------------------------------------------------------------

NOTE 10. STOCKHOLDERS' EQUITY

The Company has continued a stock buy back program in which up to 10% of the common stock of the Company may be acquired in each series of buy-backs. The current program is in effect through April 30, 2000. Since inception of the program through June 30, 1999, a total of 683,572 shares of common stock have been purchased. A total of 349,350 shares of common stock were purchased pursuant to this program during the year ended June 30, 1999.

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

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992 who continue to maintain deposits at the Bank after its conversion from a Federal mutual savings and loan association to a Federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank's regulatory capital requirements. As a "Tier 1" institution (an institution with capital in excess of its capital requirements, both immediately before the proposed capital distribution and after giving effect to such distribution), the Bank may make capital distributions without the prior consent of the OTS in any calendar year. The capital distribution is equal to the greater of 100% of net income for the year to date plus 50% of the amount by which the lesser of the institution's tangible, core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period. On July 29, 1999, the Bank mailed written notification to the OTS of its intention to pay 75% of the Bank's net income for the quarter ending September 30, 1999, to the Company.

--------------------------------------------------------------------------------

NOTE 11. Earnings Per Share

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the fiscal years ended June 30, 1999, 1998 and 1997 follow.

                                                                                    Per Share
                                                     Net Income        Shares         Amount
                                                     ----------------------------------------
1999:
  Basic EPS                                           $ 1,051        4,197,485      $  0.25
  Effect of dilutive securities:
    Exercise of stock options                             -             98,381        (0.01)
                                                     ----------------------------------------
  Diluted EPS                                         $ 1,051        4,295,866      $  0.24
                                                     ----------------------------------------
                                                     ----------------------------------------

1998:
  Basic EPS                                           $ 6,473        4,447,543      $  1.46
  Effect of dilutive securities:
    Exercise of stock options                             -            120,197        (0.04)
                                                     ----------------------------------------
  Diluted EPS                                         $ 6,473        4,567,740      $  1.42
                                                     ----------------------------------------
                                                     ----------------------------------------

1997:
  Basic EPS                                           $ 3,674        4,537,319      $  0.81
  Effect of dilutive securities:
    Exercise of stock options                             -             94,591        (0.02)
                                                     ----------------------------------------
  Diluted EPS                                         $ 3,674        4,631,910      $  0.79
                                                     ----------------------------------------
                                                     ----------------------------------------

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards which have required effective dates occurring after the Company's June 30, 1999 year end. The Company's financial statements, including the disclosures therein, are not expected to be materially affected by those accounting pronouncements.

NOTE 13. DEFINED BENEFIT PLAN

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

--------------------------------------------------------------------------------

Information relative to the Company's defined benefit plan is presented below:

                                                         1999           1998
                                                      ------------------------
Changes in benefit obligations:
  Benefit obligations, beginning                      $   1,931       $  1,742
    Service cost                                            310            277
    Interest cost                                           137            125
    Benefits paid                                          (236)          (196)
    Actuarial (gain)                                         -             (17)
                                                      ------------------------
  Benefit obligations, ending                         $   2,142       $  1,931
                                                      ------------------------
                                                      ------------------------

Changes in plan assets:
  Fair value of plan assets, beginning                $   2,014       $  1,651
    Actual return on plan assets                            325            239
    Company contributions                                   328            320
    Benefits paid                                          (236)          (196)
                                                      ------------------------
  Fair value of plan assets, ending                   $   2,431       $  2,014
                                                      ------------------------
                                                      ------------------------

Funded status at end of years:
  Plan assets in excess of obligations                $     289       $     83
  Unrecognized losses                                       355            536
  Unrecognized prior service cost (benefit)                (263)          (312)
  Unrecognized transition obligation                          1             97
                                                      ------------------------
  Prepaid asset included in the accompanying
    statements of financial condition                 $     382       $    404
                                                      ------------------------
                                                      ------------------------

The components of pension cost for the years ended June 30 consist of the following:

                                                      1999          1998         1997
                                                    ----------------------------------
Service cost                                        $   310       $   277       $  193
Interest cost                                           137           125          102
Net asset gain                                          234            96           49
Expected return on plan assets                         (161)         (132)        (120)
Amortization of prior losses                             31            47           43
Amortization of prior service cost                      (49)          (49)         (49)
Recognized net actuarial losses                        (164)         (107)         (56)
Amortization of transition obligation                    12            12           12
                                                    ----------------------------------
         Total costs recognized in expense          $   350       $   269       $  174
                                                    ----------------------------------
                                                    ----------------------------------

--------------------------------------------------------------------------------

The weighted-average post-retirement and pre-retirement discount rates used in determining the actuarial present value of the benefit obligations were 6.0% and 7.5%, respectively, for both fiscal years 1999 and 1998. The rate of increase in future compensation levels used to determine the actuarial present value of the benefit obligations was 5.5% for both fiscal years 1999 and 1998. The expected long-term rate of return on plan assets was 8.0% for both fiscal years 1999 and 1998.

NOTE 14. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they worked at least 1,000 hours. The ESOP includes an employee savings plan feature which provides for voluntary contributions by eligible employees on a tax-deferred basis with no matching contribution by the Company. All shares owned by the ESOP are included in earnings per share computations, with shares being allocated to eligible employees as the corresponding ESOP debt is repaid. At June 30, 1999, the ESOP holds 255,996 shares comprised of 193,549 shares which have been allocated to eligible employees and 62,447 shares remaining unallocated. Dividends on unallocated shares are used to fund the release of unallocated shares annually. Annual contributions are limited to the maximum tax-deductible amount and amounts necessary to ensure continued compliance with the Bank's regulatory capital requirements. During 1994, the Company made payments to the ESOP trust in the amount of $906 to enable the trust to pay off the ESOP debt. The Company recorded a receivable equal to the amounts paid which is reflected as a deduction from stockholders' equity (unearned compensation) in the accompanying consolidated statements of financial condition. The receivable is reduced as the Bank makes contributions to the Plan which in turn are used to repay the Company and the corresponding compensation expense is recorded.

For financial statement purposes, expense for the ESOP is determined on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred. The compensation cost charged to expense was $112, $121 and $129 for 1999, 1998 and 1997, respectively.

The Company has elected not to adopt the accounting treatment for the ESOP shares provided by AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans", as all ESOP shares were held by the ESOP as of December 31, 1992 and are allowed to be accounted for under previously existing accounting standards.

--------------------------------------------------------------------------------

NOTE 15. STOCK-BASED COMPENSATION PLANS

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

                                     1999      1998       1997
                                   ----------------------------
Net income:
  As reported                      $1,051     $6,473     $3,674
  Pro forma                           956      6,383      3,630

Basic earnings per share:
  As reported                        0.25       1.46       0.81
  Pro forma                          0.23       1.43       0.80

Diluted earnings per share:
  As reported                        0.24       1.42       0.79
  Pro forma                          0.22       1.40       0.78

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

At June 30, 1999, 612,798 shares of common stock were reserved for issuance under the Option Plan. The options granted under the Option Plan expire ten years from the date of grant.

--------------------------------------------------------------------------------

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in fiscal years 1999, 1998 and 1997, respectively: a dividend rate as a percentage of stock price of 2.69%, 1.30% and 1.85%; price volatility of 28.00%, 18.00% and 12.00%, risk-free interest rates of 5.09%, 6.34% and 6.79%, and expected lives of seven years for all three years.

A summary of the status of the plan and changes during the years ended June 30 are as follows:

                                                 1999                       1998                     1997
                                        --------------------------------------------------------------------------
                                                      Weighted                  Weighted                  Weighted
                                                      Average                   Average                   Average
                                                      Exercise                  Exercise                  Exercise
Fixed Options                            Shares        Price         Shares      Price        Shares       Price
------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        253,516       $  9.48       207,883     $  6.68       197,820     $  5.13
    Granted                              84,723         15.38        69,629       16.25        54,727       10.75
    Forfeited                           (36,957)        14.43        (1,899)      13.95           -           -
    Exercised                           (21,310)         7.98       (22,097)       4.09       (44,664)       4.83
                                        --------------------------------------------------------------------------
Outstanding at end of year              279,972       $ 10.72       253,516     $  9.48       207,883     $  6.68
                                        -------                     -------                   -------
                                        -------                     -------                   -------

Options for 174,373, 157,298 and 144,975 were exercisable at June 30, 1999, 1998 and 1997, respectively. The weighted average fair value of options granted was $4.00, $5.21 and $5.59 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

--------------------------------------------------------------------------------

Fixed options outstanding at June 30, 1999 are summarized as follows:

                                Options Outstanding              Options Exercisable
                              --------------------------------------------------------
                                                               Remaining
                                Number         Number         Contractual     Exercise
                              Outstanding    Exercisable         Life           Price
                              --------------------------------------------------------
                                63,324         63,324           2 years       $  3.33
                                10,191         10,191           5 years          5.04
                                 4,773          4,773           4 years          7.33
                                23,934         23,934           5 years          8.17
                                10,191         10,191           3 years          8.75
                                   420            300           6 years          9.92
                                33,642         20,428           7 years         10.21
                                   336            269           6 years         11.17
                                10,770          4,308           7 years         13.00
                                68,166         13,930           9 years         15.38
                                54,225         22,725           8 years         16.25
                              -----------------------
                               279,972        174,373
                              -----------------------
                              -----------------------

Under the Management Recognition and Retention Plan (MRP), restricted stock awards covering shares representing an aggregate of up to two and one-half percent of outstanding common shares may be granted to directors and officers of the Bank. Further information concerning the MRP restricted stock awards is as follows:

                                                         Outstanding
                                                            Awards
                                                         -----------
June 30, 1997                                                   750
  Awards granted                                                 -
  Awards canceled                                                -
  Awards vested                                                (750)
                                                         -----------
June 30, 1998                                                    -
  Awards granted                                                 -
  Awards canceled                                                -
  Awards vested                                                  -
                                                         -----------
June 30, 1999                                                    -
                                                         -----------
                                                         -----------

--------------------------------------------------------------------------------

Awards vested at the rate of 25% per year of continuous service with the Bank. The unearned compensation under the MRP was recorded as a reduction of stockholders' equity and was amortized to operations as the shares vested.

During the year ended June 30, 1997, the Company approved a Director Restricted Stock Plan (Plan) which provides that awards of restricted shares of the Company's common stock be made to outside directors of the Company. The Plan is designed to allow for payment of the annual retainer fee in shares of the Company's common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index. Each outside director is entitled to all voting, dividend and distribution rights during the restriction period. The effective date of the Plan is July 1, 1997. The Plan has 75,000 shares allocated to it and is in effect for a period of ten years. During fiscal years 1999 and 1998, 4,046 and 6,405 shares were awarded and $95 and $94 of expense was incurred under the Plan as the annual retainer for the Company's Board of Directors for the years ending June 30, 1999 and 1998, respectively. On July 1, 1999, 7,252 shares were awarded under the Plan as the annual retainer for the year ended June 30, 2000.

NOTE 16. SEGMENT INFORMATION

The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and monitoring performance.

The Company's reportable segments are banking, credit card, and other. The "banking" segment is conducted through the subsidiary, Home Federal Savings Bank, and the "credit card" segment is conducted through the subsidiary, HF Card Services, L.L.C. The "other" segment is composed of smaller nonreportable segments, the parent company, and inter-segment eliminations.

For expense allocation purposes, income tax expense is allocated only to the Company and the Bank.

                                                                   Credit
1999                                                Banking         Card          Other          Total
--------------------------------------------------------------------------------------------------------
Net interest income                              $    19,821     $    1,264     $     376     $   21,461
Provision for losses on loans                         (1,300)       (10,820)           -         (12,120)
Noninterest income                                     5,981         12,046           994         19,021
Noninterest expense                                  (16,661)        (8,375)       (1,351)       (26,387)
                                                 -------------------------------------------------------
         Income (loss) before income taxes       $     7,841     $   (5,885)    $      19     $    1,975
                                                 -------------------------------------------------------
                                                 -------------------------------------------------------
Total assets                                     $   645,658     $   13,103     $    (139)    $  658,622
                                                 -------------------------------------------------------
                                                 -------------------------------------------------------



--------------------------------------------------------------------------------

NOTE 16. SEGMENT INFORMATION (CONTINUED)

                                                                   Credit
1998                                                Banking         Card          Other          Total
--------------------------------------------------------------------------------------------------------
Net interest income                              $    19,745     $      472     $     535     $   20,752
Provision for losses on loans                         (1,110)        (3,579)           -          (4,689)
Noninterest income                                     5,956          6,163         1,512         13,631
Noninterest expense                                  (15,627)        (2,958)       (1,398)       (19,983)
                                                 -------------------------------------------------------
         Income before income taxes              $     8,964     $       98     $     649     $    9,711
                                                 -------------------------------------------------------
                                                 -------------------------------------------------------
Total assets                                     $   561,412     $    8,618     $     949     $  570,979
                                                 -------------------------------------------------------
                                                 -------------------------------------------------------


                                                                   Credit
1997                                                Banking         Card          Other          Total
--------------------------------------------------------------------------------------------------------
Net interest income                              $    18,474     $       94     $     612     $   19,180
Provision for losses on loans                           (360)          (333)           -            (693)
Noninterest income                                     4,570            613         1,289          6,472
Noninterest expense                                  (17,368)          (346)       (1,989)       (19,703)
                                                 -------------------------------------------------------
         Income (loss) before income taxes       $     5,316     $       28     $     (88)    $    5,256
                                                 -------------------------------------------------------
                                                 -------------------------------------------------------
Total assets                                     $   559,232     $    1,719     $   1,163     $  562,114
                                                 -------------------------------------------------------
                                                 -------------------------------------------------------

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

Estimated fair values of the Company's financial instruments are as follows:

                                                                  June 30,
                                            ---------------------------------------------------
                                                      1999                       1998
                                            ---------------------------------------------------
                                             Carrying                   Carrying
                                              Amount      Fair Value     Amount      Fair Value
                                            ---------------------------------------------------
Financial Assets
  Cash and cash equivalents                 $  16,671     $  16,671    $  25,458     $  25,458
  Securities                                  102,606       102,606       83,879        83,879
  Loans                                       504,057       502,332      436,138       439,146
  Accrued interest receivable                   4,831         4,831        4,338         4,338
  Mortgage servicing rights                     1,739         4,330        1,423         3,205

Financial Liabilities
  Deposits                                    510,730       510,522      446,424       445,368
  Borrowed funds                               81,613        78,931       50,635        50,303
  Accrued interest payable and advances
    by borrowers for taxes and insurance       12,040        12,040       10,690        10,690

--------------------------------------------------------------------------------

NOTE 18. COMMITMENTS, CONTINGENCIES AND CREDIT RISK

The Bank originates first mortgage and consumer loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. The Bank issues primarily unsecured credit cards through third parties nationwide to a target customer market consisting of sub-prime credit customers who have either an insufficient credit history or a negative credit history. The Bank has established specific underwriting standards for credit card loans. Collateral for substantially all noncredit card consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset. At June 30, 1999 and 1998, the Bank has approximately $209 and $344 of loans sold with recourse to the Federal National Mortgage Association (FNMA). The collateral securing these loans are one-to-four family mortgage loans which are seasoned. Unused lines of credit amounted to $66,720 and $38,359 at June 30, 1999 and 1998, respectively. Unused letters of credit amounted to $2,571 and $1,918 at June 30, 1999 and 1998, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.

The Bank had outstanding commitments to originate or purchase loans of $45,989 and sell loans of approximately $21,801 at June 30, 1999. The portion of commitments to originate or purchase fixed rate loans totaled $25,272 with a range in interest rates of 4.85% to 9.63%. No losses are expected to be sustained in the fulfillment of any of these commitments.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

NOTE 19. YEAR 2000 ISSUE

The Year 2000 issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is heavily dependent on computer processing in its business activities and the Year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties with whom the Company processes financial information. Such failures of the Company's computer system and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

Based on the Company's review of its computer systems, management believes the remaining cost of the remediation effort to make the systems year 2000 compliant will not be material.

--------------------------------------------------------------------------------

NOTE 20. CASH FLOW INFORMATION

Changes in other assets and liabilities at June 30, 1999, 1998 and 1997 consist of:

                                                                1999           1998          1997
                                                             --------------------------------------
(Increase) decrease in accrued interest receivable           $      14       $   (202)     $  (134)
(Increase) in prepaid expenses
    and other assets                                              (510)        (1,129)        (360)
(Increase) in deferred income taxes                             (1,262)        (1,718)        (221)
Increase (decrease) in accrued interest
    payable and other liabilities                               (1,459)           390        2,374
                                                             --------------------------------------
                                                             $  (3,217)      $ (2,659)     $ 1,659
                                                             --------------------------------------
                                                             --------------------------------------

NOTE 21. FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)

The Company's condensed balance sheets as of June 30, 1999 and 1998 and related condensed statements of income and cash flows for each of the years in the three year period ended June 30, 1999 are as follows:

                            CONDENSED BALANCE SHEETS

                                                     1999         1998
                                                   ---------------------
Assets
  Cash, all with Home Federal Savings Bank         $  5,920     $ 11,711
  Income taxes receivable                               769           -
  Note receivable, HF Card Services, L.L.C.           2,430           -
  Investments, marketable securities                    517          503
  Investments in subsidiaries                        38,518       44,518
  Land held for development                           1,298           -
  Other                                                 156            8
                                                   ---------------------
                                                   $ 49,608     $ 56,740
                                                   ---------------------
                                                   ---------------------

Liabilities
  Other borrowings                                 $  1,011     $     -
  Other liabilities                                      39          139
Stockholders' equity                                 48,558       56,601
                                                   ---------------------
                                                   $ 49,608     $ 56,740
                                                   ---------------------
                                                   ---------------------

--------------------------------------------------------------------------------

                         CONDENSED STATEMENTS OF INCOME

                                                    1999           1998           1997
                                                   ------------------------------------
Interest income                                    $   435       $    543       $   495
Equity in earnings (loss) of subsidiaries             (639)         6,038         3,531
Other income                                            31            491            58
Expenses                                              (447)          (321)         (314)
Income tax (expense) benefit                         1,671           (278)          (96)
                                                   ------------------------------------
         Net income                                $ 1,051       $  6,473       $ 3,674
                                                   ------------------------------------
                                                   ------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                    1999           1998           1997
                                                   ------------------------------------
Cash Flows From Operating Activities
  Net income                                       $ 1,051       $  6,473       $ 3,674
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of unearned compensation              114            113           116
    Equity in (earnings) loss of subsidiaries          639         (6,038)       (3,531)
    Cash dividends received from subsidiaries        4,122          4,765         2,839
    Realized (gain) on sale of securities, net          -            (194)           -
    Increase (decrease) in liabilities                (100)          (310)            7
    Other, net                                        (902)           123            93
                                                   ------------------------------------
      Net cash provided by operating
         activities                                  4,924          4,932         3,198
                                                   ------------------------------------
                                                   ------------------------------------

--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   1999           1998           1997
                                                                ---------------------------------------
Cash Flows From Investing Activities
  Disbursements on note receivable from HF Card                 $  (3,473)      $      -       $      -
  Repayments on note receivable from HF Card                        1,043              -              -
  Purchase of securities                                             (517)             -              -
  Proceeds from maturities and sales of securities                    500            656          1,056
  Purchase of land for development                                   (261)             -              -
  Investment in HF Card Services, L.L.C.                                -              -            (43)
                                                                ---------------------------------------
         Net cash provided by (used in) investing activities       (2,708)           656          1,013
                                                                ---------------------------------------

Cash Flows From Financing Activities
  Purchase of treasury stock                                       (6,735)        (2,108)        (1,611)
  Cash dividends paid                                              (1,511)        (1,248)        (1,083)
  Proceeds from issuance of common stock                              265            184            215
  Payments on other borrowings                                        (26)             -              -
                                                                ---------------------------------------
         Net cash (used in) financing activities                   (8,007)        (3,172)        (2,479)
                                                                ---------------------------------------
         Increase (decrease) in cash                               (5,791)         2,416          1,732

Cash at Beginning of Period                                        11,711          9,295          7,563
                                                                ---------------------------------------
Cash at End of Period                                           $   5,920       $ 11,711       $  9,295
                                                                ---------------------------------------
                                                                ---------------------------------------

--------------------------------------------------------------------------------

NOTE 22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands except per share data)

Fiscal year 1999                        1st Quarter      2nd Quarter      3rd Quarter     4th Quarter*
------------------------------------------------------------------------------------------------------
Total interest income                   $  11,166        $  11,572        $  11,397       $  11,984
Net interest income                         5,167            5,415            5,257           5,622
Provision for losses on loans               1,562            1,696            2,041           6,821
Net income (loss)                           1,293            1,087               47          (1,376)

Earnings (loss) per share:
  Basic                                      0.30             0.25             0.01           (0.34)
  Diluted                                    0.29             0.25             0.01           (0.34)


Fiscal year 1998                        1st Quarter      2nd Quarter      3rd Quarter     4th Quarter*
------------------------------------------------------------------------------------------------------
Total interest income                   $  12,004        $  11,620        $  11,402       $  11,175
Net interest income                         5,344            5,140            5,207           5,061
Provision for losses on loans                 526              804              898           2,461
Net income                                  1,684            1,622            1,416           1,751

Earnings per share:
  Basic                                      0.38             0.36             0.32            0.40
  Diluted                                    0.37             0.35             0.31            0.38


* Includes additional provision charged to income of $3,500 for allowance for loan losses related to credit card loans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company's two most recent fiscal years there have been no disagreements with our accountant on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

DIRECTORS

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-K is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, except for information contained under the headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, except for information contained under the headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed with this report.
     (1) See index to consolidated financial statements on page 68 of this report.
     (2) All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(a) (3) EXHIBITS
                                                                            REFERENCE TO        SEQUENTIAL PAGE
                                                                            PRIOR FILING         NUMBER WHERE
                                                                             OR EXHIBIT        ATTACHED EXHIBITS
   REGULATION                                                                  NUMBER         ARE LOCATED IN THIS
   S-K EXHIBIT                                                                ATTACHED             FORM 10-K
     NUMBER                              DOCUMENT                              HERETO               REPORT

             3(i)  Articles of Incorporation                                    (1)             Not Applicable
            3(ii)  By-Laws                                                      (1)             Not Applicable
              4.0  Rights Agreement                                             (5)             Not Applicable
             10.1  Employment Contracts between the Bank and                    (1)             Not Applicable
                   Curtis L. Hage
             10.2  Amendment to Employment Contract between the Bank            (4)             Not Applicable
                   and Curtis L. Hage
             10.4  1991 Stock Option and Incentive Plan                         (2)             Not Applicable
             10.5  Articles of Incorporation of HF Card Services L.L.C.         (4)             Not Applicable
             10.6  Amendment to 1991 Stock Option and Incentive Plan            (6)             Not Applicable
             10.7  1996 Director Restricted Stock Plan                          (6)             Not Applicable
             10.8  Employment Contract between the Bank and Gene F. Uher        (6)             Not Applicable
             10.9  Employment Contract between the Bank and        Mark         (7)             Not Applicable
                   S. Sivertson
            10.10  Employment Contract between the Bank and    Michael          (7)             Not Applicable
                   H. Zimmerman
            10.11  Change in Control Contract between the Bank and              (7)             Not Applicable
                   Gene F. Uher
            10.12  Change in Control Contract between the Bank and Mark         (7)             Not Applicable
                   S. Sivertson
            10.13  Change in Control Contract between the Bank and              (7)             Not Applicable
                   Michael H. Zimmerman
            10.14  Amendment to Employment Contract between the Bank           10.14                Page 1
                   and Gene F. Uher
            10.15  Employment Contract between the Bank and                    10.15               Pages 1-6
                   Brent E. Johnson
            10.16  Change in Control Contract between the Bank and             10.16               Pages 1-6
                   Brent E. Johnson
               21  Subsidiaries of Registrant                                    21                 Page 1
               23  Consents of Experts and Counsel                               23                 Page 1
               27  Financial Data Schedule                                       27                 Page 1

-------------
(1) Filed as exhibits to the Company's Form S-1 registration statement filed on December 6, 1991 (File No. 33-44383) pursuant to Section 5 of the Securities Act of 1933.

(2) Filed as exhibits to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1993.
(3) Filed as exhibits to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1994.
(4) Filed as exhibits to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1996.
(5) Filed as Exhibit I to the Company's filing on Form 8-A, filed on October 28, 1996.
(6) Filed as exhibits to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1997.
(7) Filed as exhibits to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1998.

All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) REPORTS ON FORM 8-K

No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HF FINANCIAL CORP.


                                      By /s/ Curtis L. Hage
                                         ----------------------------------
                                         Curtis L. Hage, Chairman, President and
                                         Chief Executive Officer
                                         (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Curtis L. Hage                       /s/ Brent E. Johnson
--------------------------------------   ---------------------------------------
Curtis L. Hage, Chairman, President      Brent E. Johnson, Senior Vice President
and Chief Executive Officer (PRINCIPAL   and Chief Financial Officer (PRINCIPAL
EXECUTIVE AND OPERATING OFFICER)         FINANCIAL AND ACCOUNTING OFFICER)


Date:  September 24, 1999                Date:  September 24, 1999
       -------------------------------          --------------------------------


/s/ Thomas L. Van Wyhe                   /s/ Paul J. Hallem
--------------------------------------   ---------------------------------------
Thomas L. Van Wyhe, Director             Paul J. Hallem, Director


Date:  September 24, 1999                Date:  September 24, 1999
       -------------------------------          --------------------------------


/s/ Jeffrey G. Parker                    /s/ Robert L. Hanson
--------------------------------------   ---------------------------------------
Jeffrey G. Parker, Director              Robert L. Hanson, Director


Date:  September 24, 1999                Date:  September 24, 1999
       -------------------------------          --------------------------------


/s/ William G. Pederson                  /s/ Joellen G. Koerner
--------------------------------------   ---------------------------------------
William. G. Pederson, Director           JoEllen G. Koerner, Ph.D., Director


Date:  September 24, 1999                Date:  September 23, 1999
       -------------------------------          --------------------------------


/s/ Kevin T. Kirby
--------------------------------------
Kevin T. Kirby, Director


Date:  September 24, 1999
       -------------------------------

                                INDEX TO EXHIBITS


   Exhibit
   Number
  --------

    10.14     Amendment to Employment Contract between the Bank and Gene F. Uher

    10.15     Employment Contract between the Bank and Brent E. Johnson

    10.16     Change in Control Contract between the Bank and Brent E. Johnson

    21        Subsidiaries of Registrant

    23        Consents of Experts and Counsel

    27        Financial Data Schedule