Form 10-Q
period 1999-09-30
HF FINANCIAL CORP
filed 1999-11-15
CIK 881790

QuickLinks

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19772

HF FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0418532 (I.R.S. Employer Identification No.)
225 South Main Avenue, Sioux Falls, SD (Address of principal executive office)	57104 (ZIP Code)

(605) 333-7556
(Registrant's telephone number, including area code)

Not Applicable
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

    As of November 10, 1999 there were 4,765,672 issued and outstanding shares of the Registrant's Common Stock, with $.01 par value.

HF FINANCIAL CORP.
FORM 10-Q
INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Statements of Financial Condition As of September 30, 1999 and June 30, 1999
Consolidated Statements of Income for the Three Months Ended September 30, 1999 and 1998
Consolidated Statement of Stockholders' Equity for the Three Months Ended September 30, 1999
Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1999 and 1998
Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Default upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)
(Unaudited)

Item 1.

	September 30, 1999	June 30, 1999
ASSETS
Cash and cash equivalents	$13,459	$16,671
Securities available for sale	57,469	61,023
Mortgage-backed securities available for sale	48,210	41,583
Loans receivable	499,625	492,302
Loans held for sale	6,740	11,755
Accrued interest receivable	5,106	4,831
Office properties and equipment, at cost, net of accumulated depreciation	14,147	14,408
Foreclosed real estate and other properties	1,784	1,762
Prepaid expenses and other assets	1,948	2,509
Mortgage servicing rights	1,916	1,739
Deferred income taxes	5,221	5,094
Cost in excess of net assets acquired	4,861	4,945

	$660,486	$658,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$481,799	$510,730
Advances from Federal Home Loan Bank and other borrowings	110,321	81,613
Advances by borrowers for taxes and insurance	9,243	6,170
Accrued interest payable	5,269	5,870
Other liabilities	5,930	5,681

Total liabilities	612,562	610,064

Stockholders' Equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,762,884 and 4,755,632 shares issued at September 30,1999 and June 30, 1999	48	47
Additional paid-in capital	15,225	15,128
Retained earnings, substantially restricted	47,081	46,101
Unearned compensation	(226)	(226)
Accumulated other comprehensive income (loss)	(1,481)	(1,236)
Less cost of treasury stock, September 30, 1999 794,709 shares, June 30, 1999 683,572 shares	(12,723)	(11,256)

	47,924	48,558

	$660,486	$658,622

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	1999	1998
Interest and dividend income:
Loans receivable	$10,968	$9,884
Mortgage-backed securities	648	597
Investment securities and interest-bearing deposits	846	685

	12,462	11,166

Interest expense:
Deposits	5,325	5,215
Advances from Federal Home Loan Bank and other borrowings	1,330	784

	6,655	5,999

Net interest income	5,807	5,167
Provision for losses on loans	1,870	1,562

Net interest income after provision for losses on loans	3,937	3,605

Noninterest income:
Credit card fee income	2,646	3,062
Fees on deposits	665	600
Loan servicing income	326	310
Loan fees and service charges	235	240
Gain on sale of loans, net	203	197
Other	508	357

	4,583	4,766

Noninterest expense:
Compensation and employee benefits	3,016	2,633
Credit card processing expense	1,251	1,949
Other general and administrative expenses	1,167	1,044
Occupancy and equipment	750	690
Federal insurance premiums	97	75
Other	115	44

	6,396	6,435

Income before income taxes	2,124	1,936
Income tax expense	736	643

Net income	$1,388	$1,293

Earnings per share:
Basic	$0.34	$0.30

Diluted	$0.34	$0.29

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Three Months Ended September 30, 1999

(Dollars In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 1999	$47	$15,128	$46,101	$(226)	$(1,236)	$(11,256)	$48,558
Comprehensive income:
Net income	—	—	1,388	—	—	—	1,388
Change in unrealized loss on securities available for sale, net of deferred taxes	—	—	—	—	(245)	—	(245)

Comprehensive income	—	—	1,388	—	(245)	—	1,143
7,252 shares issued under Director Restricted Stock Plan	1	97	—	—	—	—	98
Cash dividends paid ($0.10 per share) on common stock	—	—	(408)	—	—	—	(408)
Purchase of treasury stock	—	—	—	—	—	(1,467)	(1,467)

Balance, September 30, 1999	$48	$15,225	$47,081	$(226)	$(1,481)	$(12,723)	$47,924

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,388	$1,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	1,870	1,562
Depreciation	389	384
Amortization of premiums and discounts on securities available for sale, net	(2)	—
Amortization of intangible assets	84	—
Amortization of mortgage servicing rights	75	65
Noncash issuance of common stock	98	—
Increase (decrease) in deferred loan fees	(512)	213
Loans originated for resale	(19,866)	(20,096)
Proceeds from the sale of loans	25,084	22,810
(Gain) on sale of loans, net	(203)	(197)
Mortgage servicing rights capitalized	(41)	(61)
Realized (gain) on sale of securities, net	—	(3)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	4	9
(Gain) on disposal of office properties and equipment, net	(1)	(1)
(Increase) decrease in accrued interest receivable	(275)	33
(Increase) decrease in prepaid expenses and other assets	561	(473)
(Increase) in deferred income taxes	—	(206)
(Decrease) in accrued interest payable and other liabilities	(352)	(1,107)

Net cash provided by operating activities	$8,301	$4,225

CASH FLOWS FROM INVESTING ACTIVITIES
Loans purchased	(8,539)	(9,243)
Loans originated and held	(49,253)	(51,784)
Principal collected on loans	48,932	47,114
Sale of participation interests in loans	—	2,500
Mortgage-backed securities available for sale:
Sales	—	4,489
Purchases	(9,994)	(11,512)
Repayments	3,121	3,270
Securities available for sale:
Sales and maturities	7,941	15,005
Purchases	(4,511)	(9,110)
Proceeds from sale of office properties and equipment	1	1
Purchase of office properties and equipment	(128)	(319)
Purchase of mortgage servicing rights	(211)	(70)
Proceeds from sale of foreclosed real estate and other properties, net	153	105

Net cash (used in) investing activities	$(12,488)	$(9,554)

See Notes to Consolidated Financial Statements

	Three Months Ended September 30,
	1999	1998
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in deposit accounts	$(28,931)	$(25,280)
Proceeds of advances from Federal Home Loan Bank and other borrowings	51,500	24,400
Payments on advances from Federal Home Loan Bank and other borrowings	(22,792)	(9,027)
Increase in advances by borrowers for taxes and insurance	3,073	2,193
Purchase of treasury stock	(1,467)	(2,885)
Proceeds from issuance of common stock	—	230
Cash dividends paid	(408)	(388)

Net cash provided by (used in) financing activities	$975	$(10,757)

(Decrease) in cash and cash equivalents	$(3,212)	$(16,086)
Cash and Cash Equivalents
Beginning	16,671	25,458

Ending	$13,459	$9,372

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended September 30, 1999 and 1998

(Dollars in Thousands)
(Unaudited)

NOTE 1. SELECTED ACCOUNTING POLICIES

Basis of presentation:

    The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of HF Financial Corp. (the "Company"), its subsidiaries, HomeFirst Mortgage Corp. (formerly known as HF Mortgage Corp.), HF Card Services L.L.C. (HF Card Services) and Home Federal Savings Bank, (the "Bank") and the Bank's subsidiaries.

NOTE 2. REGULATORY CAPITAL

    The following table sets forth the Bank's compliance with its capital requirements at September 30, 1999:

	Amount	Percent
Tier I (core) capital:
Required	$19,642	3.00%
Actual	41,010	6.26
Excess	21,368	3.26
Risk-based capital:
Required	$36,924	8.00%
Actual	46,831	10.15
Excess	9,907	2.15

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

    Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended September 30, 1999 and 1998 as adjusted was 4,044,038 and 4,321,832 respectively.

    Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended September 30, 1999 and 1998 as adjusted was 4,119,384 and 4,450,830 respectively.

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

NOTE 5.  SEGMENT INFORMATION

    The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources and monitoring performance.

    The Company's reportable segments are banking, credit card and other. The "banking" segment is conducted through the subsidiary, Home Federal Savings Bank, and the "credit card" segment is conducted through the subsidiary, HF Card Services, L.L.C. The "other" segment is composed of smaller nonreportable segments, the parent company and inter-segment eliminations.

    For expense allocation purposes, income tax expense is allocated only to the Company and the Bank. Total assets for the credit card segment decreased $3.6 million from $13.1 million at June 30, 1999 to $9.5 million at September 30, 1999. The decrease in assets was due to the Company's decision to cease processing credit card applications in March 1999.

	Three Months Ended September 30, 1999
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)
Net interest income	$5,554	$124	$129	$5,807
Provision for losses on loans	(300)	(1,570)	—	(1,870)
Noninterest income	1,719	2,642	222	4,583
Noninterest expense	(4,716)	(1,341)	(339)	(6,396)

Income (loss) before income taxes	$2,257	$(145)	$12	$2,124

Total assets	$648,506	$9,489	$2,491	$660,486

	Three Months Ended September 30, 1998
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)
Net interest income	$4,771	$273	$123	$5,167
Provision for losses on loans	(300)	(1,262)	—	(1,562)
Noninterest income	1,471	3,082	213	4,766
Noninterest expense	(4,047)	(2,031)	(357)	(6,435)

Income (loss) before income taxes	$1,895	$62	$(21)	$1,936

Total assets	$547,393	$11,671	$1,584	$560,648

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

    HF Financial Corp. ("Company") was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Bank") issued in the mutual to stock conversion of the Bank. The Company acquired all of the stock of the Bank on April 8, 1992. In May 1996, the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of this entity. The Company became the owner of 100% of HF Card Services effective as of July 1998. The activities of the Company itself have no significant impact on the results of operations on a consolidated basis. Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services and HomeFirst Mortgage Corp. ("Mortgage Corp.").

    HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide. The target market for HF Card Services is subprime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional card issuers.

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

    In May 1997, the Company developed a five-step plan that follows the guidelines as specified by the Federal Financial Institutions Examination Councils. As this council provides new requirements, the plan is modified to reflect the new requirements. Management of the Company is updated at least monthly on the status of the plan and the Bank's Information Systems Steering Committee has changed from a quarterly meeting to a bi-monthly meeting to be more proactive on Year 2000. In addition, the Board of Directors of the Company is updated on the status of the Year 2000 project on a quarterly basis at its regularly scheduled meetings or as circumstances may change requiring new information to be shared with the Board of Directors. The five stages of the plan are as follows: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases were completed by December 31, 1997. The assessment phase included hardware, software and third party vendors that provide a service to the Company (i.e. utility companies, alarm companies, payroll providers, electronic funds transfer providers, insurance providers, loan participation companies, mortgage loan secondary market agencies, and governmental agencies). The renovation, validation and implementation phases are completed as planned. All mission critical systems known to be non-compliant with Year 2000 have been renovated as of June 30, 1999. In May 1996, the Bank installed new hardware and operations systems software that the vendor has represented to be Year 2000 compliant. Testing has been completed and verified for the Bank's core processing system for the dates of September 9,1999, December 31, 1999, January 2, 2000, February 29, 2000, March 31, 2000 and December 31, 2000. All mission critical PC software applications have been tested for all specific dates as determined by the Federal Financial Institution Examination Council's guidelines. In addition, testing will be performed with service providers that are providing the capability to test with the Bank. The Company will continue its Year 2000 plan in 1999 by continually monitoring updates as provided by vendors.

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

Financial Condition Data

    At September 30, 1999, the Company had total assets of $660.5 million, an increase of $1.9 million from the level at June 30, 1999. The increase in assets was due primarily to an increase in loans receivable of $7.3 million and mortgage-backed securities of $6.6 million. The increase in loans receivable and mortgage-backed securities was funded primarily by an increase in advances from Federal Home Loan Bank ("FHLB") and other borrowings of $28.7 million from the levels at June 30, 1999. The remaining excess funds received from advances from FHLB and other borrowings were primarily used to offset the decrease in deposits of $28.9 million from the levels at June 30, 1999. In addition, stockholders' equity decreased from $48.6 million at June 30, 1999 to $47.9 million at September 30, 1999, primarily due to the purchase of treasury stock of $1.5 million and the payment of cash dividends of $408,000 which was partially offset by net income of $1.4 million.

    The increase in loans receivables of $7.3 million was due primarily to purchases and originations of principal exceeding amortizations and prepayments of principal.

    The increase in mortgage-backed securities of $6.6 million was primarily the result of purchases exceeding sales, amortizations and prepayments of principal. The Bank purchased thirty year, fixed-rate mortgage-backed securities in the amount of $10.0 million during the three months ended September 30, 1999.

    The $3.6 million decrease in securities available for sale was primarily the result of maturities and calls of $7.9 million exceeding purchases of $4.5 million. The Bank's purchases of securities available for sale were comprised primarily of U.S. government agency securities which have a maturity of five years or less that have a call feature that varies from three months to two years.

    The decrease in loans held for sale of $5.0 million was due to a decline in loans sold into the secondary market.

    The $28.9 million decrease in deposits was primarily due to a decrease in savings accounts of $28.4 million. As of September 30, 1999, the Bank had total deposits from local governmental entities of $65.5 million compared to $86.4 million at June 30, 1999.

    Advances from the FHLB and other borrowings increased $28.7 million for the three month period ended September 30, 1999 primarily due to the Company obtaining new advances in the amount of $51.5 million which were partially offset by payments of $22.8 million on advances and other borrowings during the three month period ended September 30, 1999.

    The $3.1 million increase in advances by borrowers for taxes and insurance was due primarily to the receipt of escrow payments in excess of amounts paid out. The major escrow payments are primarily paid semiannually in April and October.

Analysis of Net Interest Income

    Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

    Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the three months ended September 30, 1999 and 1998 include fees which are considered adjustments to yield.

	Three Months Ended September 30,
	1999			1998
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$515,029	$10,968	8.52%	$440,782	$9,884	8.97%
Mortgage-backed securities	42,275	648	6.13%	40,273	597	5.93%
Other investment securities(2)	54,314	761	5.60%	41,251	623	6.04%
FHLB stock	5,290	85	6.43%	3,657	62	6.78%

Total interest-earning assets	$616,908	$12,462	8.08%	$525,963	$11,166	8.49%

Noninterest-earning assets	35,561			28,122

Total assets	$652,469			$554,085

Interest-bearing liabilities:
Deposits:
Checking and money market	$148,058	$1,053	2.84%	$99,614	$656	2.63%
Savings	46,754	351	3.00%	48,849	420	3.44%
Certificates of deposit	291,014	3,921	5.39%	278,671	4,139	5.94%

Total deposits	$485,826	$5,325	4.38%	$427,134	$5,215	4.88%
FHLB advances and other borrowings	97,156	1,330	5.48%	54,628	784	5.74%

Total interest-bearing liabilities	$582,982	$6,655	4.57%	$481,762	$5,999	4.98%

Other liabilities	21,014			17,598

Total liabilities	$603,996			$499,360
Equity	48,473			54,725

Total liabilities and equity	$652,469			$554,085

Net interest income; interest rate spread		$5,807	3.51%		$5,167	3.51%

Net interest margin(3)			3.77%			3.93%

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

	Three Months Ended September 30,
	1999 vs 1998
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,623	$(539)	$1,084
Mortgage-backed securities	30	21	51
Other investment securities(2)	190	(52)	138
FHLB stock	27	(4)	23

Total interest-earning assets	$1,870	$(574)	$1,296

Interest-bearing liabilities:
Deposits:
Checking and money market	$332	$65	$397
Savings	(17)	(52)	(69)
Certificates of deposit	175	(393)	(218)

Total deposits	490	(380)	110
FHLB advances and other borrowings	596	(50)	546

Total interest-bearing liabilities	$1,086	$(430)	$656

Net interest income increase			$640

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

	Nonperforming Assets As Of
	September 30, 1999	June 30, 1999
	(Dollars in Thousands)
Nonaccruing loans:
One- to four-family	$72	$209
Commercial	46	46
Multi-family	—	—
Commercial business	196	111
Consumer	359	359
Agriculture	13	307
Credit cards	—	—
Mobile homes	21	13

Total	$707	$1,045

Accruing loans delinquent more than 90 days:
One- to four-family	$49	$—
Commercial	—	—
Multi-family	—	—
Commercial business	—	—
Consumer	13	—
Agriculture	—	—
Credit cards	1,434	1,648
Mobile homes	—	—

Total	$1,496	$1,648

Foreclosed assets:(2)
One- to four-family	$371	$366
Commercial	—	—
Multi-family	—	—
Commercial business	—	—
Consumer	72	49
Agriculture	—	—
Credit cards	—	—
Mobile homes	34	49

Total	$477	$464

Total nonperforming assets	$2,680	$3,157

Ratio of nonperforming assets to total assets	0.41%	0.48%

Ratio of nonperforming loans to total loans(1)	0.43%	0.52%

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

    Nonperforming assets decreased from $3.2 million at June 30, 1999 to $2.7 million at September 30, 1999, a decrease of $477,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.41% at September 30, 1999 from 0.48% at June 30, 1999.

    Nonaccruing loans decreased from $1.0 million at June 30, 1999 to $707,000 at September 30, 1999, a decrease of $338,000. Included in nonaccruing loans at September 30, 1999 were two loans totaling $72,000 secured by one- to four-family real estate, one loan totaling $46,000 secured by commercial real estate, three mobile home loans totaling $21,000, twenty-six consumer loans totaling $359,000, one agriculture loan totaling $13,000 and eight commercial business loans totaling $196,000. For the three months ended September 30, 1999, gross interest income of $144,000 would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms. Gross interest income of $29,000 was recognized as income on loans accounted for on a nonaccrual basis.

    Accruing loans delinquent more than 90 days decreased from $1.6 million at June 30, 1999 to $1.5 million, a decrease of $152,000. Accruing credit card loans delinquent more than 90 days decreased $214,000 from the level at June 30, 1999. Additionally, $3.8 million of credit card loans were delinquent 30 days at September 30, 1999 as compared to $5.2 million at June 30, 1999. Management reviewed the level of credit card delinquencies, and the loan underwriting criteria and collection procedures in the credit card portfolio and ceased processing credit card applications under the current underwriting criteria in March 1999. Net charge-offs for the three months ended September 30, 1999 were $3.8 million as compared to $686,000 for the same period in fiscal 1999. Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $6.0 million in the next six months. Of this amount about 76% will be a charge-off against allowance for credit card loan losses, of which the Company currently maintains an allowance for credit card loan losses equal to 35% of the outstanding credit card loan balance, or about $5.3 million. The remaining 24% will be charged against deferred credit card fee income, interest income and credit card fee income in future periods. Based upon lack of performance, the Company ceased processing subprime credit card applications in March 1999.

    Foreclosed assets increased to $477,000 at September 30, 1999 from $464,000 at June 30, 1999, an increase of $13,000.

    At September 30, 1999, the Bank had approximately $9.1 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the September 30, 1999 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at September 30, 1999 will be adequate in the future.

    The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.

	Three Months Ended
	9/30/99	9/30/98
	(Dollars in Thousands)
Balance at beginning of period	$11,991	$7,199
Charge-offs:
One- to four-family	(6)	—
Commercial	—	—
Multi-family	—	—
Commercial business	—	(44)
Consumer	(197)	(252)
Agriculture	(11)	—
Credit cards	(3,944)	(713)
Mobile homes	(6)	(14)

Total charge-offs	$(4,164)	$(1,023)

Recoveries:
One- to four-family	$11	$—
Commercial	—	—
Multi-family	—	—
Commercial business	—	41
Consumer	57	36
Agriculture	1	—
Credit cards	154	27
Mobile homes	14	3

Total recoveries	$237	$107

Net (charge-offs)	$(3,927)	$(916)
Additions charged to operations	1,870	1,562

Balance at end of period	$9,934	$7,845

Ratio of net (charge-offs) during the period to average loans outstanding during the period	(0.76)%	(0.21)%

Ratio of allowance for loan losses to total loans at end of period	1.92%	1.74%

Ratio of allowance for loan losses to nonperforming loans at end of period(1)	450.93%	158.65%

(1)
Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.

    The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

	At September 30, 1999		At June 30, 1999
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$1,202	24.94%	$1,233	26.35%
Commercial and multi-family real estate(1)	1,114	23.12%	1,124	24.03%
Commercial business	617	12.81%	556	11.88%
Consumer(2)	1,397	29.00%	1,268	27.11%
Agricultural	280	5.82%	264	5.64%
Credit cards	5,254	2.87%	7,474	3.44%
Mobile homes	70	1.44%	72	1.55%

Total	$9,934	100.00%	$11,991	100.00%

(1)
Includes construction loans.

(2)
Excludes allowance for loan losses relating to mobile home loans and credit card loans.

    The allowance for loan losses was $9.9 million at September 30, 1999 as compared to $12.0 million at June 30, 1999. The ratio of the allowance for loan losses to total loans was 1.92% at September 30, 1999 and 2.32% at June 30, 1999. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Bank continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

    The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000. A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. In regard to credit card loans, the Company is providing a reserve of 35% of the loan balance until the credit card portfolio becomes seasoned. As of September 30, 1999, $5.3 million of the $9.9 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan portfolio and have made no recommendations for increases in the allowances during the three month period ended September 30, 1999 and year ended June 30, 1999. The Company has historically maintained a positive variance from the minimum estimated allowance for loan losses based on the analyses that are conducted by Bank management and corporate credit personnel.

Comparison of the Three Months Ended September 30, 1999 and September 30, 1998

    General.  The Company's net income increased $95,000 to $1.4 million for the three months ended September 30, 1999 as compared to $1.3 million for the three months ended September 30, 1998. As discussed in more detail below, this increase was due primarily to an increase in net interest income of $640,000 and a decrease in noninterest expense of $39,000 which were partially offset by an increase in provision for losses on loans of $308,000, a decrease in noninterest income of $183,000 and an increase in income tax expense of $93,000.

    Interest Income.  Interest income increased $1.3 million to $12.5 million for the three months ended September 30, 1999 from $11.2 million for the three months ended September 30, 1998. This increase was primarily due to an increase in the average balance of interest-earning assets and was partially offset by a decrease in the average yield of interest-earning assets. The average balance of interest-earning assets increased $90.9 million when comparing the three months ended September 30, 1999 to the same period in the prior fiscal year. The average yield on interest-earning assets decreased from 8.49% to 8.08% for the three months ended September 30, 1998 and September 30, 1999, respectively.

    Interest Expense.  Interest expense increased $656,000 to $6.7 million for the three months ended September 30, 1999 from $6.0 million for the three months ended September 30, 1998. This increase was largely attributable to an increase in the average balance of interest-bearing liabilities of $101.2 million and was partially offset by a decrease in the average rate paid on interest-bearing liabilities. The average rates on interest-bearing liabilities decreased from 4.98% to 4.57% for the three months ended September 30, 1998 and September 30, 1999, respectively.

    Net Interest Income.  The Company's net interest income for the three months ended September 30, 1999 increased $640,000, or 12.4%, to $5.8 million compared to $5.2 million for the same period in fiscal 1999. The net interest spread on average interest-earning assets remained stable at 3.51% for both periods ended September 30, 1999 and September 30, 1998, respectively. The increase in the net interest income is primarily due to the $90.9 million increase in interest-earning assets at September 30, 1999 as compared to the same period in the prior fiscal year.

    During the three months ended September 30, 1999, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

    Provision for Losses on Loans.  During the three months ended September 30, 1999, the Company recorded a provision for losses on loans of $1.9 million as compared to $1.6 million for the three months ended September 30, 1998. The provision for losses on loans of $1.9 million for the three months ended September 30, 1999 compared to the same period in fiscal 1999 is primarily due to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

    Noninterest Income.  Noninterest income was $4.6 million for the three months ended September 30, 1999 as compared to $4.8 million for the three months ended September 30, 1998, a decrease of $183,000.

    The decrease in credit card fee income of $416,000 million for the three months ended September 30, 1999 as compared to the same period in fiscal 1999 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from to $17.0 million at September 30, 1998 as compared to $15.0 million at September 30, 1999. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased processing credit card applications in March 1999. This will continue to decrease the level of these fees. Interest income on credit card loans is included in interest income on loans.

    The increase in other income of $71,000 for the three months ended September 30, 1999 as compared to the same period in fiscal 1999 was primarily due to an increase in commission and insurance income of $126,000.

    Noninterest Expense.  Noninterest expense was $6.4 million for both of the three months ended September 30, 1999 and September 30, 1998, respectively, a decrease of $39,000.

    There was a decrease of $698,000 in the cost of third party processors of credit cards. This expense represents costs for processing of applications, collecting loans and marketing costs for the acquisition of credit cards for the unsecured credit card program. The Company began offering credit cards in the second quarter of fiscal 1997 and ceased processing subprime credit card applications in March 1999.

    The increase in compensation and employee benefits was due primarily to an increase in employee compensation of $216,000 paid to employees from new bank branches opened or acquired during the last half of fiscal 1999.

    Income tax expense.  The Company's income tax expense for the three months ended September 30, 1999 was $736,000 as compared to $643,000 for the three months ended September 30, 1998, an increase of $93,000. This increase was primarily due to the increase in the Company's income before income tax.

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

    Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At September 30, 1999, the Bank's regulatory liquidity ratio was 7.71%.

    Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the three months ended September 30, 1999, the Bank required funds beyond its ability to generate funds internally. Thus it used its borrowing capacity with the FHLB by obtaining advances, which increased its borrowings with the FHLB by $28.7 million. See "Financial Condition Data" for further discussion.

    The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1999, the Bank had outstanding commitments to originate or purchase loans of $40.6 million and to sell loans of $24.2 million. The Bank had no commitments to purchase or sell securities.

    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

    The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on April 21, 1999 may be acquired through April 30, 2000. A total of 111,137 shares of common stock were purchased pursuant to this current program and were purchased during the three months ended September 30, 1999. Pursuant to a series of stock buy back programs initiated by the Company since 1996 the Company has purchased an aggregate of 794,709 shares of common stock through September 30, 1999.

    Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at September 30, 1999, the Bank met all current capital requirements.

    The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 6.26% at September 30, 1999.

    Pursuant to the Federal Deposit Insurance Corporation Insuarance Act ("FDICIA"), the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

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

    As of March 31, 1999, under a rate shock scenario of plus 200 basis points ("bp"), the Bank's pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 10.39%. The post-shock NPV ratio was estimated to be 9.92%, a decline of 47bp. As of June 30, 1999, the most recent report available, the Bank's sensitivity to interest rate changes decreased slightly. The post-shock ratio for a 200 bp decrease in market interest rates as of June 30, 1999 was estimated to be 9.57%, a decrease of 29bp from the pre-shock NPV ratio estimate of 9.86%.

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
a. Exhibit 27 is attached.
b. Report Form 8-K is not required to be filed at this time.

No other information is required to be filed under Part II of the form.

HF FINANCIAL CORP.

FORM 10-Q
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF FINANCIAL CORP. (Registrant)
Date:	11/12/99	by	/s/ CURTIS L. HAGE Curtis L. Hage, Chairman, President And Chief Executive Officer (Duly Authorized Officer)
Date:	11/12/99	by	/s/ BRENT E. JOHNSON Brent E. Johnson, Senior Vice President, Chief Financial Officer And Treasurer (Principal Financial and Accounting Officer)

QuickLinks

HF FINANCIAL CORP. FORM 10-Q INDEX

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS