Form 10-Q
period 1999-12-31
HF FINANCIAL CORP
filed 2000-02-11
CIK 881790

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19772

HF FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0418532 (I.R.S. Employer Identification No.)
225 South Main Avenue, Sioux Falls, SD (Address of principal executive offices)	57104 (Zip Code)

(605) 333-7556
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of February 10, 2000 there were 4,769,314 issued and outstanding shares of the Registrant's Common Stock, with $.01 par value.

HF FINANCIAL CORP.
FORM 10-Q

INDEX

		Page
PART I.	Financial Information
Item 1.	Financial Statements (Unaudited):
	Consolidated Statements of Financial Condition As of December 31, 1999 and June 30, 1999	1
	Consolidated Statements of Income for the Three and Six Months Ended December 31, 1999 and 1998	2
	Consolidated Statement of Stockholders' Equity for the Six Months Ended December 31, 1999	3
	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1999 and 1998	4-5
	Notes to Consolidated Financial Statements	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
PART II.	Other Information
Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities	24
Item 3.	Default upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25

Item 1.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

(Unaudited)

	December 31, 1999	June 30, 1999
ASSETS
Cash and cash equivalents	$21,930	$16,671
Securities available for sale	59,107	61,023
Mortgage-backed securities available for sale	55,854	41,583
Loans receivable	508,721	492,302
Loans held for sale	6,188	11,755
Accrued interest receivable	5,022	4,831
Office properties and equipment, at cost, net of accumulated depreciation	13,929	14,408
Foreclosed real estate and other properties	1,428	1,762
Prepaid expenses and other assets	2,138	2,509
Mortgage servicing rights	1,965	1,739
Deferred income taxes	5,491	5,094
Cost in excess of net assets acquired	4,928	4,945

	$686,701	$658,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$507,370	$510,730
Advances from Federal Home Loan Bank and other borrowings	115,025	81,613
Advances by borrowers for taxes and insurance	6,644	6,170
Accrued interest payable	5,491	5,870
Other liabilities	5,575	5,681

Total liabilities	640,105	610,064

Stockholders' Equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,769,314 and 4,755,632 shares issued at December 31,1999 and June 30, 1999	48	47
Additional paid-in capital	15,260	15,128
Retained earnings, substantially restricted	47,947	46,101
Unearned compensation	(226)	(226)
Accumulated other comprehensive income (loss)	(2,009)	(1,236)
Less cost of treasury stock, December 31, 1999 927,209 shares, June 30, 1999 683,572 shares	(14,424)	(11,256)

	46,596	48,558

	$686,701	$658,622

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	1999	1998	1999	1998
Interest and dividend income:
Loans receivable	$11,291	$10,261	$22,259	$20,145
Mortgage-backed securities	860	689	1,508	1,286
Investment securities and interest-bearing deposits	839	622	1,685	1,307

	12,990	11,572	25,452	22,738

Interest expense:
Deposits	5,567	5,085	10,892	10,300
Advances from Federal Home Loan Bank and other borrowings	1,603	1,072	2,933	1,856

	7,170	6,157	13,825	12,156

Net interest income	5,820	5,415	11,627	10,582
Provision for losses on loans	1,668	1,696	3,538	3,258

Net interest income after provision for losses on loans	4,152	3,719	8,089	7,324

Noninterest income:
Credit card fee income	2,077	2,099	4,723	5,161
Fees on deposits	674	564	1,339	1,164
Loan servicing income	342	308	668	618
Loan fees and service charges	352	366	587	606
Gain on sale of loans, net	193	103	396	300
Other	449	884	957	1,241

	4,087	4,324	8,670	9,090

Noninterest expense:
Compensation and employee benefits	3,110	2,607	6,126	5,240
Credit card processing expense	1,202	1,913	2,453	3,862
Other general and administrative expenses	1,075	1,034	2,242	2,078
Occupancy and equipment	702	694	1,452	1,384
Federal insurance premiums	68	76	165	151
Other	135	54	250	98

	6,292	6,378	12,688	12,813

Income before income taxes	1,947	1,665	4,071	3,601
Income tax expense	691	578	1,427	1,221

Net income	$1,256	$1,087	$2,644	$2,380

Earnings per share:
Basic	$0.32	$0.25	$0.67	$0.55

Diluted	$0.32	$0.25	$0.65	$0.54

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Six Months Ended December 31, 1999

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 1999	$47	$15,128	$46,101	$(226)	$(1,236)	$(11,256)	$48,558
Comprehensive income:
Net income	—	—	2,644	—	—	—	2,644
Change in unrealized loss on securities available for sale, net of deferred taxes	—	—	—	—	(773)	—	(773)

Comprehensive income	—	—	2,644	—	(773)	—	1,871
7,252 shares issued under Director Restricted Stock Plan	1	97	—	—	—	—	98
Exercise of stock options for 6,430 shares	—	35					35
Cash dividends paid ($0.20 per share) on common stock	—	—	(798)	—	—	—	(798)
Purchase of treasury stock	—	—	—	—	—	(3,168)	(3,168)

Balance, December 31, 1999	$48	$15,260	$47,947	$(226)	$(2,009)	$(14,424)	$46,596

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,644	$2,380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	3,538	3,258
Depreciation	784	777
Amortization of premiums and discounts on securities available for sale, net	(6)	2
Amortization of intangible assets	167	—
Amortization of mortgage servicing rights	153	132
Noncash issuance of common stock	98	—
Increase (decrease) in deferred loan fees	(718)	364
Loans originated for resale	(39,680)	(34,483)
Proceeds from the sale of loans	45,643	29,733
(Gain) on sale of loans, net	(396)	(300)
Mortgage servicing rights capitalized	(76)	(104)
Realized (gain) loss on sale of securities, net	2	(3)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	27	28
Loss on disposal of office properties and equipment, net	6	29
(Increase) decrease in accrued interest receivable	(191)	70
(Increase) decrease in prepaid expenses and other assets	371	(2,417)
(Increase) in deferred income taxes	—	(882)
Increase (decrease) in accrued interest payable and other liabilities	(485)	1,895

Net cash provided by operating activities	$11,881	$479

CASH FLOWS FROM INVESTING ACTIVITIES
Loans purchased	(11,490)	(20,342)
Loans originated and held	(110,485)	(109,898)
Principal collected on loans	96,947	100,282
Sale of participation interests in loans	5,500	2,500
Mortgage-backed securities available for sale:
Sales	—	4,489
Purchases	(19,908)	(21,430)
Repayments	4,977	7,435
Securities available for sale:
Sales and maturities	12,490	24,005
Purchases	(11,080)	(21,106)
Proceeds from sale of office properties and equipment	4	44
Purchase of office properties and equipment	(315)	(792)
Purchase of mortgage servicing rights	(303)	(197)
Purchase of intangible assets	(150)	—
Proceeds from sale of foreclosed real estate and other properties, net	596	262

Net cash (used in) investing activities	$(33,217)	$(34,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in deposit accounts	$(3,360)	$(5,580)
Proceeds of advances from Federal Home Loan Bank and other borrowings	162,500	59,600
Payments on advances from Federal Home Loan Bank and other borrowings	(129,088)	(21,081)
Increase in advances by borrowers for taxes and insurance	474	248
Purchase of treasury stock	(3,168)	(5,433)
Proceeds from issuance of common stock	35	243
Cash dividends paid	(798)	(774)

Net cash provided by financing activities	$26,595	$27,223

Increase (decrease) in cash and cash equivalents	$5,259	$(7,046)
Cash and Cash Equivalents
Beginning	16,671	25,458

Ending	$21,930	$18,412

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended December 31, 1999 and 1998

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

NOTE 2. REGULATORY CAPITAL

    The following table sets forth the Bank's compliance with its capital requirements at December 31, 1999:

	Amount	Percent
Tier I (core) capital:
Required	$20,450	3.00%
Actual	41,350	6.07
Excess	20,900	3.07
Risk-based capital:
Required	$37,709	8.00%
Actual	47,280	10.03
Excess	9,571	2.03

NOTE 3. EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended December 31 1999 and 1998 as adjusted was 3,896,038 and 4,284,121 respectively. The weighted average number of common shares outstanding for the six month period ended December 31, 1999 and 1998 as adjusted was 3,970,165 and 4,302,085 respectively.

    Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended December 31, 1999 and 1998 as adjusted was 3,966,150 and 4,356,389 respectively. The weighted average number of common and dilutive potential common shares outstanding for the six month period ended December 31, 1999 and 1998 as adjusted was 4,047,106 and 4,411,153 respectively.

NOTE 4. NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS")

    The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The effective date of this Statement was deferred by SFAS No. 137 to require its application for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. Management is evaluating the impact of this Statement on the Company's consolidated financial statements.

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

    For expense allocation purposes, income tax expense is allocated only to the Company and the Bank. Total assets for the credit card segment decreased $3.9 million from $13.1 million at June 30, 1999 to $9.2 million at December 31, 1999. The decrease in assets was due to the Company's decision to cease processing credit card applications in March 1999.

	Six Months Ended December 31, 1999
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)
Net interest income	$11,126	$228	$273	$11,627
Provision for losses on loans	(667)	(2,871)	—	(3,538)
Noninterest income	3,520	4,715	435	8,670
Noninterest expense	(9,410)	(2,632)	(646)	(12,688)

Income (loss) before income taxes	$4,569	$(560)	$62	$4,071

Total assets	$675,443	$9,222	$2,036	$686,701

	Six Months Ended December 31, 1998
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)
Net interest income	$9,830	$525	$227	$10,582
Provision for losses on loans	(600)	(2,658)	—	(3,258)
Noninterest income	2,922	5,220	948	9,090
Noninterest expense	(8,062)	(4,050)	(701)	(12,813)

Income (loss) before income taxes	$4,090	$(963)	$474	$3,601

Total assets	$586,556	$14,080	$1,965	$602,601

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

    HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide. The target market for HF Card Services was subprime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional card issuers.

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

    The Bank had a team of employees in on December 31, 1999 and January 1, 2000 to verify all systems and validate data. The verification and validation was successful with no difficulties encountered.

Financial Condition Data

    At December 31, 1999, the Company had total assets of $686.7 million, an increase of $28.1 million from the level at June 30, 1999. The increase in assets was due primarily to an increase in loans receivable of $16.4 million and mortgage-backed securities of $14.3 million. The increase in loans receivable and mortgage-backed securities was funded primarily by an increase in advances from Federal Home Loan Bank ("FHLB") and other borrowings of $33.4 million from the levels at June 30, 1999. In addition, stockholders' equity decreased from $48.6 million at June 30, 1999 to $46.6 million at December 31, 1999, primarily due to the purchase of treasury stock of $3.2 million and the payment of cash dividends of $798,000 which was partially offset by net income of $2.6 million.

    The increase in loans receivables of $16.4 million was due primarily to purchases and originations of principal exceeding amortizations and prepayments of principal.

    The increase in mortgage-backed securities of $14.3 million was primarily the result of purchases exceeding sales, amortizations and prepayments of principal. The Bank purchased thirty year, fixed-rate mortgage-backed securities in the amount of $19.9 million during the six months ended December 31, 1999.

    The $1.9 million decrease in securities available for sale was primarily the result of sales, maturities and calls of $12.5 million exceeding purchases of $11.1 million. The Bank's purchases of securities available for sale were comprised primarily of U.S. government agency securities which have a maturity of five years or less that have a call feature that varies from three months to two years.

    The decrease in loans held for sale of $5.6 million was due to a decline in loans originated for sale into the secondary market at December 31, 1999.

    The $3.4 million decrease in deposits was primarily due to a decrease in savings accounts of $21.6 million offset by an increase in money market accounts of $11.0 million and certificates of deposit of $5.3 million. As of December 31, 1999, the Bank had total deposits from local governmental entities of $78.4 million compared to $86.4 million at June 30, 1999.

    Advances from the FHLB and other borrowings increased $33.4 million for the six month period ended December 31, 1999 primarily due to the Company obtaining new advances in the amount of $162.5 million which were partially offset by payments of $129.1 million on advances and other borrowings during the six month period ended December 31, 1999.

Analysis of Net Interest Income

    Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

    Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the three and six months ended December 31, 1999 and 1998 include fees which are considered adjustments to yield.

	Three Months Ended December 31,
	1999			1998
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$522,221	$11,291	8.58%	$459,236	$10,261	8.86%
Mortgage-backed securities	52,772	860	6.47%	47,066	689	5.81%
Other investment securities(2)	53,123	763	5.70%	38,720	557	5.71%
FHLB stock	6,042	76	4.99%	3,968	65	6.50%

Total interest-earning assets	$634,158	$12,990	8.13%	$548,990	$11,572	8.36%

Noninterest-earning assets	41,180			31,472

Total assets	$675,338			$580,462

Interest-bearing liabilities:
Deposits:
Checking and money market	$153,984	$1,144	2.95%	$107,262	$670	2.48%
Savings	42,482	333	3.11%	43,269	311	2.85%
Certificates of deposit	296,790	4,090	5.47%	281,160	4,104	5.79%

Total deposits	$493,256	$5,567	4.48%	$431,691	$5,085	4.67%
FHLB advances and other borrowings	114,313	1,603	5.56%	77,210	1,072	5.51%

Total interest-bearing liabilities	$607,569	$7,170	4.68%	$508,901	$6,157	4.80%

Other liabilities	20,792			17,125

Total liabilities	$628,361			$526,026
	46,977			54,436

Total liabilities and equity	$675,338			$580,462

Net interest income; interest rate spread		$5,820	3.44%		$5,415	3.56%

Net interest margin(3)			3.64%			3.91%

(1)
Includes interest on accruing loans past due 90 days or more.

(2)
Includes primarily U.S. government securities.

(3)
Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended December 31,
	1999			1998
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$518,626	$22,259	8.51%	$450,009	$20,145	8.88%
Mortgage-backed securities	47,524	1,508	6.29%	43,670	1,286	5.84%
Other investment securities(2)	53,718	1,504	5.55%	39,985	1,180	5.85%
FHLB stock	5,666	181	6.34%	3,813	127	6.61%

Total interest-earning assets	$625,534	$25,452	8.07%	$537,477	$22,738	8.39%

Noninterest-earning assets	39,069			29,796

Total assets	$664,603			$567,273

Interest-bearing liabilities:
Deposits:
Checking and money market	$151,721	$2,197	2.87%	$103,438	$1,326	2.54%
Savings	44,618	684	3.04%	46,059	731	3.15%
Certificates of deposit	293,902	8,011	5.41%	279,915	8,243	5.84%

Total deposits	$490,241	$10,892	4.41%	$429,412	$10,300	4.76%
FHLB advances and other borrowings	105,734	2,933	5.50%	65,919	1,856	5.59%

Total interest-bearing liabilities	$595,975	$13,825	4.60%	$495,331	$12,156	4.87%

Other liabilities	20,903			17,361

Total liabilities	$616,878			$512,692
Equity	47,725			54,581

Total liabilities and equity	$664,603			$567,273

Net interest income; interest rate spread		$11,627	3.47%		$10,582	3.52%

Net interest margin(3)			3.69%			3.91%

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

	Three Months Ended December 31,			Six Months Ended December 31,
	1999 vs 1998			1999 vs 1998
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,385	$(355)	$1,030	$3,009	$(895)	$2,114
Mortgage-backed securities	88	83	171	117	105	222
Other investment securities(2)	207	(1)	206	395	(71)	324
FHLB stock	30	(19)	11	61	(7)	54

Total interest-earning assets	$1,710	$(292)	$1,418	$3,582	$(868)	$2,714

Interest-bearing liabilities:
Deposits:
Checking and money market	$319	$155	$474	$659	$212	$871
Savings	(6)	28	22	(23)	(24)	(47)
Certificates of deposit	222	(236)	(14)	397	(629)	(232)

Total deposits	535	(53)	482	1,033	(441)	592
FHLB advances and other borrowings	517	14	531	1,113	(36)	1,077

Total interest-bearing liabilities	$1,052	$(39)	$1,013	$2,146	$(477)	$1,669

Net interest income increase			$405			$1,045

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

	Nonperforming Assets As Of
	December 31, 1999	June 30, 1999
	(Dollars in Thousands)
Nonaccruing loans:
One- to four-family	$153	$209
Commercial	—	46
Multi-family	—	—
Commercial business	131	111
Consumer	391	359
Agriculture	8	307
Credit cards	—	—
Mobile homes	14	13

Total	$697	$1,045

Accruing loans delinquent more than 90 days:
One- to four-family	$—	$—
Commercial	—	—
Multi-family	—	—
Commercial business	—	—
Consumer	—	—
Agriculture	—	—
Credit cards	935	1,648
Mobile homes	—	—

Total	$935	$1,648

Foreclosed assets:(2)
One- to four-family	$63	$366
Commercial	—	—
Multi-family	—	—
Commercial business	—	—
Consumer	12	49
Agriculture	—	—
Credit cards	—	—
Mobile homes	40	49

Total	$115	$464

Total nonperforming assets	$1,747	$3,157

Ratio of nonperforming assets to total assets	0.25%	0.48%

Ratio of nonperforming loans to total loans(1)	0.31%	0.52%

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

    Nonperforming assets decreased from $3.2 million at June 30, 1999 to $1.7 million at December 31, 1999, a decrease of $1.4 million. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.25% at December 31, 1999 from 0.48% at June 30, 1999.

    Nonaccruing loans decreased from $1.0 million at June 30, 1999 to $697,000 at December 31, 1999, a decrease of $348,000. Included in nonaccruing loans at December 31, 1999 were six loans totaling $153,000 secured by one- to four-family real estate, one loan totaling $131,000 secured by commercial business, four mobile home loans totaling $14,000, thirty-one consumer loans totaling $391,000 and one agriculture loan totaling $8,000. For the six months ended December 31, 1999, gross interest income of $129,000 would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms. Gross interest income of $160,000 was recognized as income on loans accounted for on a nonaccrual basis.

    Accruing credit card loans delinquent more than 90 days decreased from $1.6 million at June 30, 1999 to $935,000 at December 31, 1999. Additionally, $2.8 million of credit card loans were delinquent 30 days at December 31, 1999 as compared to $5.2 million at June 30, 1999. Management reviewed the level of credit card delinquencies, and the loan underwriting criteria and collection procedures in the credit card portfolio and ceased processing credit card applications under the current underwriting criteria in March 1999. Net charge-offs for the six months ended December 31, 1999 were $6.3 million as compared to $1.6 million for the same period in fiscal 1999. Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $6.0 million in the next six months. Of this amount about 72% will be a charge-off against allowance for credit card loan losses, of which the Company currently maintains an allowance for credit card loan losses equal to 31% of the outstanding credit card loan balance, or about $4.0 million. The remaining 28% will be charged against deferred credit card fee income, interest income and credit card fee income in future periods. Based upon lack of performance, the Company ceased processing subprime credit card applications in March 1999.

    Foreclosed assets decreased from $464,000 at June 30, 1999 to $115,000 at December 31, 1999, a decrease of $349,000.

    At December 31, 1999, the Bank had approximately $8.6 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the December 31, 1999 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at December 31, 1999 will be adequate in the future.

    The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.

	Six Months Ended
	12/31/99	12/31/98
	(Dollars in Thousands)
Balance at beginning of period	$11,991	$7,199
Charge-offs:
One- to four-family	(7)	(20)
Commercial	—	—
Multi-family	—	—
Commercial business	—	(61)
Consumer	(435)	(507)
Agriculture	(11)	(446)
Credit cards	(6,588)	(1,643)
Mobile homes	(14)	(35)

Total charge-offs	$(7,055)	$(2,712)

Recoveries:
One- to four-family	$11	$11
Commercial	6	—
Multi-family	—	—
Commercial business	—	53
Consumer	134	98
Agriculture	—	—
Credit cards	268	79
Mobile homes	24	18

Total recoveries	$443	$259

Net (charge-offs)	$(6,612)	$(2,453)
Additions charged to operations	3,538	3,258

Balance at end of period	$8,917	$8,004

Ratio of net (charge-offs) during the period to average loans outstanding during the period	(1.27)%	(0.55)%

Ratio of allowance for loan losses to total loans at end of period	1.70%	1.69%

Ratio of allowance for loan losses to nonperforming loans at end of period(1)	546.38%	238.85%

(1)
Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.

    The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

	At December 31, 1999		At June 30, 1999
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
		(Dollars in Thousands)
One- to four-family	$1,173	23.38%	$1,233	26.35%
Commercial and multi-family real estate(1)	1,307	26.05%	1,124	24.03%
Commercial business	595	11.86%	556	11.88%
Consumer(2)	1,467	29.24%	1,268	27.11%
Agricultural	284	5.67%	264	5.64%
Credit cards	4,025	2.48%	7,474	3.44%
Mobile homes	66	1.32%	72	1.55%

Total	$8,917	100.00%	$11,991	100.00%

(1)
Includes construction loans.

(2)
Excludes allowance for loan losses relating to mobile home loans and credit card loans.

    The allowance for loan losses was $8.9 million at December 31, 1999 as compared to $12.0 million at June 30, 1999. The ratio of the allowance for loan losses to total loans was 1.70% at December 31, 1999 and 2.32% at June 30, 1999. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Bank continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

    The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000. A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. In regard to credit card loans, the Company is providing a reserve of 35% of the loan balance until the credit card portfolio becomes seasoned. As of December 31, 1999, $4.0 million of the $8.9 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan portfolio and have made no recommendations for increases in the allowances during the six month period ended December 31, 1999 and year ended June 30, 1999. The Company has historically maintained a positive variance from the minimum estimated allowance for loan losses based on the analyses that are conducted by Bank management and corporate credit personnel.

Comparison of the Six Months Ended December 31, 1999 and December 31, 1998

    General.  The Company's net income increased $264,000 to $2.6 million for the six months ended December 31, 1999 as compared to $2.4 million for the six months ended December 31, 1998. As discussed in more detail below, this increase was due primarily to an increase in net interest income of $1.0 million and a decrease in noninterest expense of $125,000 which were partially offset by an increase in provision for losses on loans of $280,000, a decrease in noninterest income of $420,000 and an increase in income tax expense of $206,000.

    Interest Income.  Interest income increased $2.7 million to $25.5 million for the six months ended December 31, 1999 from $22.7 million for the six months ended December 31, 1998. This increase was primarily due to an increase in the average balance of interest-earning assets and was partially offset by a decrease in the average yield of interest-earning assets. The average balance of interest-earning assets increased $88.1 million when comparing the six months ended December 31, 1999 to the same period in the prior fiscal year. The average yield on interest-earning assets decreased from 8.39% to 8.07% for the six months ended December 31, 1998 and December 31, 1999, respectively.

    Interest Expense.  Interest expense increased $1.7 million to $13.8 million for the six months ended December 31, 1999 from $12.2 million for the six months ended December 31, 1998. This increase was largely attributable to an increase in the average balance of interest-bearing liabilities of $100.1 million and was partially offset by a decrease in the average rate paid on interest-bearing liabilities. The average rates on interest-bearing liabilities decreased from 4.87% to 4.60% for the six months ended December 31, 1998 and December 31, 1999, respectively.

    Net Interest Income.  The Company's net interest income for the six months ended December 31, 1999 increased $1.0 million, or 9.9%, to $11.6 million compared to $10.6 million for the same period in fiscal 1999. The net interest spread on average interest-earning assets remained relatively stable at 3.47% and 3.52% for the periods ended December 31, 1999 and December 31, 1998, respectively. The increase in the net interest income is primarily due to the $88.1 million increase in interest-earning assets at December 31, 1999 as compared to the same period in the prior fiscal year.

    During the six months ended December 31, 1999, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

    Provision for Losses on Loans.  During the six months ended December 31, 1999, the Company recorded a provision for losses on loans of $3.5 million as compared to $3.3 million for the six months ended December 31, 1998. The provision for losses on loans of $3.5 million for the six months ended December 31, 1999 compared to the same period in fiscal 1999 is primarily due to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

    Noninterest Income.  Noninterest income was $8.7 million for the six months ended December 31, 1999 as compared to $9.1 million for the six months ended December 31, 1998, a decrease of $420,000.

    The decrease in credit card fee income of $438,000 million for the six months ended December 31, 1999 as compared to the same period in fiscal 1999 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from to $19.4 million at December 31, 1998 as compared to $12.9 million at December 31, 1999. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased processing credit card applications in March 1999. This will continue to decrease the level of these fees. Interest income on credit card loans is included in interest income on loans.

    The decrease in other income of $284,000 for the six months ended December 31, 1999 as compared to the same period in fiscal 1999 was primarily due to a decrease in minority interest of $472,000 partially offset by an increase in commission and insurance income of $196,000.

    Noninterest Expense.  Noninterest expense decreased $125,000 for the six months ended December 31, 1999 as compared to last year primarily due to a decrease in credit card processing expenses of $1.4 million and increase in compensation and employee benefits of $886,000 and other general and administrative expenses of $164,000.

    There was a decrease of $1.4 million in the cost of third party processors of credit cards. This expense represents costs for processing of applications, collecting loans and marketing costs for the acquisition of credit cards for the unsecured credit card program. The Company began offering credit cards in the second quarter of fiscal 1997 and ceased processing subprime credit card applications in March 1999.

    The increase in compensation and employee benefits was due primarily to an increase in employee compensation of $423,000 paid to employees from new bank branches opened or acquired during the last half of fiscal 1999.

    Income tax expense.  The Company's income tax expense for the six months ended December 31, 1999 was $1.4 million as compared to $1.2 million for the six months ended December 31, 1998, an increase of $206,000. This increase was primarily due to the increase in the Company's income before income tax.

Comparison of the Three Months Ended December 31, 1999 and December 31, 1998

    General.  The Company's net income increased $169,000 to $1.3 million for the three months ended December 31, 1999 as compared to $1.1 million for the three months ended December 31, 1998. As discussed in more detail below, this increase was due primarily to an increase in net interest income of $405,000 and a decrease in noninterest expense of $86,000 which were partially offset by a decrease in noninterest income of $237,000 and an increase in income tax expense of $113,000.

    Interest Income.  Interest income increased $1.4 million to $13.0 million for the three months ended December 31, 1999 from $11.6 million for the three months ended December 31, 1998. This increase was primarily due to an increase in the average balance of interest-earning assets and was partially offset by a decrease in the average yield of interest-earning assets. The average balance of interest-earning assets increased $85.2 million when comparing the three months ended December 31, 1999 to the same period in the prior fiscal year. The average yield on interest-earning assets decreased from 8.36% to 8.13% for the three months ended December 31, 1998 and December 31, 1999, respectively.

    Interest Expense.  Interest expense increased $1.0 million to $7.2 million for the three months ended December 31, 1999 from $6.2 million for the three months ended December 31, 1998. This increase was largely attributable to an increase in the average balance of interest-bearing liabilities of $98.7 million and was partially offset by a decrease in the average rate paid on interest-bearing liabilities. The average rates on interest-bearing liabilities decreased from 4.80% to 4.68% for the three months ended December 31, 1998 and December 31, 1999, respectively.

    Net Interest Income.  The Company's net interest income for the three months ended December 31, 1999 increased $405,000, or 7.5%, to $5.8 million compared to $5.4 million for the same period in fiscal 1999. The net interest spread on average interest-earning assets decreased from 3.56% to 3.44% for the periods ended December 31, 1998 and December 31, 1999, respectively. The increase in the net interest income is primarily due to the $85.2 million increase in interest-earning assets at December 31, 1999 as compared to the same period in the prior fiscal year.

    During the three months ended December 31, 1999, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

    Provision for Losses on Loans.  For both of the three months ended December 31, 1999 and December 31, 1998 respectively, the Company recorded a provision for losses on loans of $1.7 million. The provision for losses on loans of $1.7 million for the three months ended December 31, 1999 compared to the same period in fiscal 1999 is primarily due to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

    Noninterest Income.  Noninterest income was $4.1 million for the three months ended December 31, 1999 as compared to $4.3 million for the three months ended December 31, 1998, a decrease of $237,000.

    The decrease in credit card fee income of $22,000 million for the three months ended December 31, 1999 as compared to the same period in fiscal 1999 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from to $19.4 million at December 31, 1998 as compared to $12.9 million at December 31, 1999. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased processing credit card applications in March 1999. This will continue to decrease the level of these fees. Interest income on credit card loans is included in interest income on loans.

    The decrease in other income of $435,000 for the three months ended December 31, 1999 as compared to the same period in fiscal 1999 was primarily due to a decrease in minority interest of $502,000 partially offset by an increase in fees on deposits of $110,000 and commission and insurance income of $70,000.

    Noninterest Expense.  Noninterest expense decreased $86,000 for the three months ended December 31, 1999 as compared to last year primarily due to a decrease in credit card processing expenses of $711,000 and increase in compensation and employee benefits of $503,000 and other general and administrative expenses of $41,000.

    There was a decrease of $711,000 in the cost of third party processors of credit cards. This expense represents costs for processing of applications, collecting loans and marketing costs for the acquisition of credit cards for the unsecured credit card program. The Company began offering credit cards in the second quarter of fiscal 1997 and ceased processing subprime credit card applications in March 1999.

    The increase in compensation and employee benefits was due primarily to an increase in employee compensation of $207,000 paid to employees from new bank branches opened or acquired during the last half of fiscal 1999.

    Income tax expense.  The Company's income tax expense for the three months ended December 31, 1999 was $691,000 as compared to $578,000 for the three months ended December 31, 1998, an increase of $113,000. This increase was primarily due to the increase in the Company's income before income tax.

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

    Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At December 31, 1999, the Bank's liquidity ratio was 7.03%.

    Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the six months ended December 31, 1999, the Bank required funds beyond its ability to generate funds internally. Thus it used its borrowing capacity with the FHLB by obtaining advances, which increased its borrowings with the FHLB by $33.4 million. See "Financial Condition Data" for further discussion.

    The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1999, the Bank had outstanding commitments to originate or purchase loans of $35.4 million and to sell loans of $8.2 million. At December 31, 1999, the Bank had commitments to purchase securities of $2 million and no commitments to sell securities.

    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

    The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on April 21, 1999 may be acquired through April 30, 2000. A total of 132,500 shares of common stock were purchased pursuant to this current program and were purchased during the three months ended December 31, 1999 and a total of 243,637 shares of common stock have been purchased pursuant to this program from inception through December 31, 1999. Pursuant to a series of stock buy back programs initiated by the Company since 1996 the Company has purchased an aggregate of 927,209 shares of common stock through December 31, 1999.

    Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at December 31, 1999, the Bank met all current capital requirements.

    The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 6.07% at December 31, 1999.

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

    As of June 30, 1999, under a rate shock scenario of plus 200 basis points ("bp"), the Bank's pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 9.86%. The post-shock NPV ratio was estimated to be 9.57%, a decline of 29bp. As of September 30, 1999, the most recent report available, the Bank's sensitivity to interest rate changes increased slightly. The post-shock ratio for a 200 bp decrease in market interest rates as of September 30, 1999 was estimated to be 9.28%, a decrease of 54bp from the pre-shock NPV ratio estimate of 9.82%.

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

HF FINANCIAL CORP.
FORM 10-Q

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities
None
Item 3.	Defaults upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders

    The following matters were submitted to a vote by the stockholders of HF Financial Corp. at the Annual Meeting of Stockholders on November 17, 1999:

a.	Election of Board of Directors of the Company.
	Curtis L. Hage*	For: 3,346,766	Vote Withheld: 441,984
	Jeffrey G. Parker*	For: 3,367,529	Vote Withheld: 421,221
	Thomas L. VanWyhe*	For: 3,380,882	Vote Withheld: 407,868
*Terms to expire 2002.
Continuing Board of Directors—Paul J. Hallem, Robert L. Hanson, Kevin T. Kirby, JoEllen G. Koerner, and Wm. G. Pederson.
b.	Ratification of the re-appointment of McGladrey & Pullen, LLP as the Company's auditors for fiscal year ending June 30, 2000.
	Number of Votes	Percentage of Votes Actually Cast
For	3,753,782	99.08%
Against	23,276	0.61%
Abstain	11,692	0.31%

Item 5.	Other Information
None
Item 6.	Exhibits and Reports of Form 8-K
a. Exhibit 27.1 and Exhibit 27.2 are attached.

No other information is required to be filed under Part II of the form.

HF FINANCIAL CORP.
FORM 10-Q

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF FINANCIAL CORP. (Registrant)
Date: February 10, 2000	by	/s/ CURTIS L. HAGE Curtis L. Hage, Chairman, President And Chief Executive Officer (Duly Authorized Officer)
Date: February 10, 2000	by	/s/ BRENT E. JOHNSON Brent E. Johnson, Senior Vice President, Chief Financial Officer And Treasurer (Principal Financial and Accounting Officer)

QuickLinks

INDEX

Item 1.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.
PART II. OTHER INFORMATION

SIGNATURES