Form 10-Q
period 2000-03-31
HF FINANCIAL CORP
filed 2000-05-12
CIK 881790

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

         As of May 10, 2000 there were 3,664,105 issued and outstanding shares of the Registrant's Common Stock, with $.01 par value.

                               HF FINANCIAL CORP.

                                    FORM 10-Q
                                      INDEX

                                                                              Page
PART I.            FINANCIAL INFORMATION

     Item 1.       Financial Statements (Unaudited):

                   Consolidated Statements of Financial Condition
                       As of March 31, 2000 and June 30, 1999                  1

                   Consolidated Statements of Income for the Three and Nine
                        Months Ended March 31, 2000 and 1999                   2

                   Consolidated Statement of Stockholders' Equity
                       for the Nine Months Ended March 31, 2000                3

                   Consolidated Statements of Cash Flows for the Nine
                       Months Ended March 31, 2000 and 1999                  4-5

                   Notes to Consolidated Financial Statements                6-8

     Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        9-21

     Item 3.       Quantitative and Qualitative Disclosures about
                       Market Risk                                            22

PART II.           OTHER INFORMATION

     Item 1.       Legal Proceedings                                          23

     Item 2.       Changes in Securities                                      23

     Item 3.       Default upon Senior Securities                             23

     Item 4.       Submission of Matters to a Vote
                       of Security Holders                                    23

     Item 5.       Other Information                                          23

     Item 6.       Exhibits and Reports on Form 8-K                           23

     Signatures                                                               24

Item 1.
                       HF FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)
                                   (Unaudited)
                        ASSETS

                                                                                                 March 31, 2000     June 30, 1999
                                                                                                 --------------     -------------
         Cash and cash equivalents                                                                     $  21,379        $  16,671
         Securities available for sale                                                                    60,387           61,023
         Mortgage-backed securities available for sale                                                    54,243           41,583
         Loans receivable                                                                                530,281          492,302
         Loans held for sale                                                                               3,323           11,755
         Accrued interest receivable                                                                       4,944            4,831
         Office properties and equipment, at cost, net of
              accumulated depreciation                                                                    13,851           14,408
         Foreclosed real estate and other properties                                                       1,501            1,762
         Prepaid expenses and other assets                                                                 2,158            2,509
         Mortgage servicing rights                                                                         2,036            1,739
         Deferred income taxes                                                                             4,651            5,094
         Cost in excess of net assets acquired                                                             5,126            4,945
                                                                                                 --------------------------------
                                                                                                       $ 703,880        $ 658,622
                                                                                                 ================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
         Liabilities
              Deposits                                                                                 $ 524,262        $ 510,730
              Advances from Federal Home Loan Bank
                   and other borrowings                                                                  113,725           81,613
              Advances by borrowers for taxes and insurance                                                9,372            6,170
              Accrued interest payable                                                                     6,349            5,870
              Other liabilities                                                                            4,661            5,681
                                                                                                 --------------------------------
                   Total liabilities                                                                     658,369          610,064
                                                                                                 --------------------------------

         Stockholders' Equity
              Preferred stock, $.01 par value, 500,000 shares authorized,
                   none outstanding                                                                      - - - -          - - - -
              Series A Junior Participating Preferred Stock, $1.00 stated value,
                   50,000 shares authorized, none outstanding                                            - - - -          - - - -
              Common stock, $.01 par value, 10,000,000 shares authorized,
                   4,769,314 and 4,755,632 shares issued at March 31, 2000 and
                   June 30, 1999                                                                              48               47
              Additional paid-in capital                                                                  15,260           15,128
              Retained earnings, substantially restricted                                                 48,874           46,101
              Unearned compensation                                                                         (226)            (226)
              Accumulated other comprehensive income (loss)                                               (2,320)          (1,236)
              Less cost of treasury stock, March 31, 2000  1,105,209 shares,
                   June 30, 1999 683,572 shares                                                          (16,125)         (11,256)
                                                                                                 --------------------------------
                                                                                                          45,511           48,558
                                                                                                 --------------------------------
                                                                                                       $ 703,880        $ 658,622
                                                                                                 ================================

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                             Three Months Ended March 31,    Nine Months Ended March 31,
                                                            ------------------------------  -----------------------------
                                                                 2000           1999            2000           1999
                                                               --------       --------        --------       --------
Interest and dividend income:
     Loans receivable                                          $ 11,616       $  9,973        $ 33,875       $ 30,118
     Mortgage-backed securities                                     950            710           2,458          1,996
     Investment securities and interest-bearing deposits            927            714           2,612          2,021
                                                               --------       --------        --------       --------
                                                                 13,493         11,397          38,945         34,135
                                                               --------       --------        --------       --------
Interest expense:
     Deposits                                                     6,054          4,933          16,946         15,233
     Advances from Federal Home Loan Bank
          and other borrowings                                    1,574          1,207           4,507          3,063
                                                               --------       --------        --------       --------
                                                                  7,628          6,140          21,453         18,296
                                                               --------       --------        --------       --------

                 Net interest income                              5,865          5,257          17,492         15,839
Provision for losses on loans                                       874          2,041           4,412          5,299
                                                               --------       --------        --------       --------

                 Net interest income after provision
                      for losses on loans                         4,991          3,216          13,080         10,540
                                                               --------       --------        --------       --------

Noninterest income:
     Credit card fee income                                       1,245          2,647           5,968          7,808
     Fees on deposits                                               643            557           1,982          1,721
     Loan servicing income                                          347            329           1,015            947
     Loan fees and service charges                                  202            234             789            840
     Gain on sale of loans, net                                     127            184             523            484
     Other                                                          612            (90)          1,569          1,180
                                                               --------       --------        --------       --------
                                                                  3,176          3,861          11,846         12,980
                                                               --------       --------        --------       --------
Noninterest expense:
     Compensation and employee benefits                           3,320          2,770           9,446          8,010
     Credit card processing expense                                 647          2,195           3,100          6,057
     Other general and administrative expenses                    1,183          1,109           3,425          3,187
     Occupancy and equipment                                        807            719           2,259          2,103
     Federal insurance premiums                                      31             75             196            226
     Other                                                          146             31             396            158
                                                               --------       --------        --------       --------
                                                                  6,134          6,899          18,822         19,741
                                                               --------       --------        --------       --------

                 Income before income taxes                       2,033            178           6,104          3,779

Income tax expense                                                  716            131           2,143          1,352
                                                               --------       --------        --------       --------
                Net income                                     $  1,317       $     47        $  3,961       $  2,427
                                                               ========       ========        ========       ========

Earnings per share:
     Basic                                                     $   0.35       $   0.01        $   1.01       $   0.57
                                                               ========       ========        ========       ========
     Diluted                                                   $   0.34       $   0.01        $   1.00       $   0.56
                                                               ========       ========        ========       ========

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Nine Months Ended March 31, 2000
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                                Accumulated
                                                         Additional                                Other
                                              Common      Paid-In   Retained      Unearned      Comprehensive   Treasury
                                               Stock      Capital   Earnings    Compensation    Income (Loss)     Stock      Total
                                            ----------  ---------- ----------  -------------- ---------------- ----------- ---------
Balance, June 30, 1999                       $      47   $  15,128   $ 46,101    $    (226)   $  (1,236)   $ (11,256)   $ 48,558

Comprehensive income:
    Net income                                 - - - -     - - - -      3,961      - - - -      - - - -      - - - -       3,961
    Change in unrealized loss on
      securities available for sale, net
      of deferred taxes                        - - - -     - - - -    - - - -      - - - -       (1,084)     - - - -      (1,084)
                                             ---------   ---------   --------    ---------    ---------    ---------    --------
           Comprehensive income                - - - -     - - - -      3,961      - - - -       (1,084)     - - - -       2,877

7,252 shares issued under Director
    Restricted Stock Plan                            1          97    - - - -      - - - -      - - - -      - - - -          98

Exercise of stock options for 6,430 shares     - - - -          35    - - - -      - - - -      - - - -      - - - -          35

Cash dividends paid ($0.30 per share)
    on common stock                            - - - -     - - - -     (1,188)     - - - -      - - - -      - - - -      (1,188)


Purchase of treasury stock                     - - - -     - - - -    - - - -      - - - -      - - - -       (4,869)     (4,869)
                                             ---------   ---------   --------    ---------    ---------    ---------    --------

Balance, March 31, 2000                      $      48   $  15,260   $ 48,874    $    (226)   $  (2,320)   $ (16,125)   $ 45,511
                                             =========   =========   ========    =========    =========    =========    ========

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Nine Months Ended March 31,
                                                                             ---------------------------
                                                                               2000              1999
                                                                             ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $   3,961        $   2,427
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Provision for losses on loans                                          4,412            5,299
          Depreciation                                                           1,199            1,181
          Amortization of premiums and discounts on
               securities available for sale, net                                  (13)               2
          Amortization of intangible assets                                        262          - - - -
          Amortization of mortgage servicing rights                                231              202
          Noncash compensation                                                      98          - - - -
          Increase (decrease) in deferred loan fees                               (767)             254
          Loans originated for resale                                          (51,289)         (60,901)
          Proceeds from the sale of loans                                       60,244           59,928
          (Gain) on sale of loans, net                                            (523)            (484)
          Mortgage servicing rights capitalized                                   (112)            (296)
          Realized (gain) on sale of securities, net                               (90)              (3)
          Losses and provision for losses on sales of
               foreclosed real estate and other properties, net                     41               25
          Loss on disposal of office properties
               and equipment, net                                                    7               29
          (Increase) decrease in accrued interest receivable                      (113)             303
          (Increase) decrease in prepaid expenses and other assets                 351           (1,659)
          (Increase) decrease in deferred income taxes                             999             (729)
          (Decrease) in accrued interest payable and other liabilities            (541)          (1,037)
                                                                             ---------        ---------
                    Net cash provided by operating activities                $  18,357        $   4,541
                                                                             ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loans purchased                                                           (19,931)         (27,114)
     Loans originated and held                                                (173,478)        (140,855)
     Principal collected on loans                                              142,555          131,224
     Sale of participation interests in loans                                    8,650            2,500
     Mortgage-backed securities available for sale:
          Sales                                                                  3,202            4,489
          Purchases                                                            (23,157)         (21,430)
          Repayments                                                             6,333           11,210
     Securities available for sale:
          Sales and maturities                                                  15,141           29,590
          Purchases                                                            (15,080)         (35,176)
     Proceeds from sale of office properties and equipment                           4               44
     Purchase of office properties and equipment                                  (653)          (1,091)
     Purchase of mortgage servicing rights                                        (416)            (168)
     Purchase of intangible assets                                                (443)         - - - -
     Proceeds from sale of foreclosed real estate
          and other properties, net                                                800              423
                                                                             ---------        ---------
                    Net cash (used in) investing activities                  $ (56,473)       $ (46,354)
                                                                             ---------        ---------

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended March 31,
                                                                               ----------------------------------------
                                                                                    2000                    1999
                                                                               ----------------        ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposit accounts                                     $  13,532              $   (2,879)
     Proceeds of advances from Federal Home Loan
          Bank and other borrowings                                                    195,500                  62,600
     Payments on advances from Federal Home Loan
          Bank and other borrowings                                                   (163,388)                (24,359)
    Increase in advances by borrowers for
          taxes and insurance                                                            3,202                   4,014
    Purchase of treasury stock                                                          (4,869)                 (6,434)
    Proceeds from issuance of common stock                                                  35                     243
    Cash dividends paid                                                                 (1,188)                 (1,144)
                                                                               ----------------        ----------------
                    Net cash provided by financing activities                        $  42,824              $   32,041
                                                                               ----------------        ----------------

                    Increase (decrease) in cash and cash equivalents                 $   4,708              $   (9,772)

Cash and Cash Equivalents
     Beginning                                                                          16,671                  25,458
                                                                               ----------------        ----------------
     Ending                                                                          $  21,379              $   15,686
                                                                               ================        ================

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For The Three and Nine Months Ended March 31, 2000 and 1999
                             (Dollars in Thousands)
                                   (Unaudited)

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

NOTE 2.       REGULATORY CAPITAL

The following table sets forth the Bank's compliance with its capital requirements at March 31, 2000:

                                                    Amount       Percent
                                                    ------       -------
          Tier I (core) capital:
              Required ......................       $20,971       3.00%
              Actual ........................        41,229       5.90
              Excess ........................        20,258       2.90
          Risk-based capital:
              Required ......................       $39,011       8.00%
              Actual ........................        47,354       9.71
              Excess ........................         8,343       1.71

NOTE 3.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended March 31, 2000 and 1999 as adjusted was 3,773,687 and 4,114,774 respectively. The weighted average number of common shares outstanding for the nine month period ended March 31, 2000 and 1999 as adjusted was 3,905,150 and 4,239,648 respectively.

         Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended March 31, 2000 and 1999 as adjusted was 3,824,280 and 4,276,486 respectively. The weighted average number of common and dilutive potential common shares outstanding for the nine month period ended March 31, 2000 and 1999 as adjusted was 3,961,331 and 4,343,678 respectively.

NOTE 4.       NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS")

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The effective date of this Statement was deferred by SFAS No. 137 to require its application for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. Management is evaluating the impact of this Statement on the Company's consolidated financial statements.

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

         For expense allocation purposes, income tax expense is allocated only to the Company and the Bank. Total assets for the credit card segment decreased $5.3 million from $13.1 million at June 30, 1999 to $7.8 million at March 31, 2000. The decrease in assets was due to the Company's decision to cease processing credit card applications in March 1999.


                                        Nine Months Ended March 31, 2000
-----------------------------------------------------------------------------------------------------------------

                                                                       Credit
                                                       Banking          Card           Other           Total
                                                     ------------------------------------------------------------
                                                                       (Dollars in Thousands)
Net interest income                                      $ 16,771            304             417          17,492
Provision for losses on loans                              (1,033)        (3,379)        - - - -          (4,412)
Noninterest income                                          5,144          5,956             746          11,846
Noninterest expense                                       (14,449)        (3,352)         (1,021)        (18,822)
                                                     -------------   ------------   -------------   -------------
     Income (loss) before income taxes                   $  6,433        $  (471)        $   142        $  6,104
                                                     =============   ============   =============   =============

                                                     -------------   ------------   -------------   -------------
Total assets                                            $ 693,949        $ 7,757         $ 2,174       $ 703,880
                                                     =============   ============   =============   =============

                                        Nine Months Ended March 31, 1999
-----------------------------------------------------------------------------------------------------------------

                                                                       Credit
                                                       Banking          Card           Other           Total
                                                     ------------------------------------------------------------
                                                                       (Dollars in Thousands)
Net interest income                                     $  14,624         $  919          $  296        $ 15,839
Provision for losses on loans                                (900)        (4,399)        - - - -          (5,299)
Noninterest income                                          4,336          7,923             721          12,980
Noninterest expense                                       (12,307)        (6,367)         (1,067)        (19,741)
                                                     -------------   ------------   -------------   -------------
     Income (loss) before income taxes                   $  5,753      $  (1,924)        $  (50)         $ 3,779
                                                     =============   ============   =============   =============

                                                     -------------   ------------   -------------   -------------
Total assets                                            $ 587,963        $14,680         $ 1,542       $ 604,185
                                                     =============   ============   =============   =============

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

FINANCIAL CONDITION DATA

       At March 31, 2000, the Company had total assets of $703.9 million, an increase of $45.3 million from the level at June 30, 1999. The increase in assets was due primarily to an increase in loans receivable of $38.0 million and mortgage-backed securities of $12.7 million. The increase in loans receivable and mortgage-backed securities was funded primarily by an increase in deposits of $13.5 million and advances from Federal Home Loan Bank ("FHLB") and other borrowings of $32.1 million from the levels at June 30, 1999. In addition, stockholders' equity decreased from $48.6 million at June 30, 1999 to $45.5 million at March 31, 2000, primarily due to the purchase of treasury stock of $4.9 million and the payment of cash dividends of $1.2 million which was partially offset by net income of $4.0 million.

         The increase in loans receivable of $38.0 million was due primarily to purchases and originations of principal exceeding amortization and prepayments of principal.

         The increase in mortgage-backed securities of $12.7 million was primarily the result of purchases exceeding sales, amortization and prepayments of principal. The Bank purchased thirty year, fixed-rate mortgage-backed securities in the amount of $23.2 million during the nine months ended March 31, 2000.

         The $636,000 decrease in securities available for sale was primarily the result of sales, maturities and calls of $15.1 million exceeding purchases of $15.0 million. The Bank's purchases of securities available for sale were comprised primarily of U.S. government agency securities which have a maturity of five years or less that have a call feature that varies from three months to two years.

         The decrease in loans held for sale of $8.4 million was due to a decline in loans originated for sale into the secondary market at March 31, 2000.

        The $13.5 million increase in deposits was primarily due to an increase in demand accounts of $7.0 million, money market accounts of $26.8 million and certificates of deposit of $8.4 million offset by a decrease in savings accounts of $28.7 million. As of March 31, 2000, the Bank had total deposits from local governmental entities of $76.8 million compared to $86.4 million at June 30, 1999.

         Advances from the FHLB and other borrowings increased $32.1 million for the nine month period ended March 31, 2000 primarily due to the Company obtaining new advances in the amount of $195.5 million which were partially offset by payments of $163.4 million on advances and other borrowings during the nine month period ended March 31, 2000.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the three and nine months ended March 31, 2000 and 1999 include fees which are considered adjustments to yield.

                                                                 THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------------------------------------------
                                                           2000                                 1999
                                            ------------------------------------  ----------------------------------
                                                Average    Interest                    Average   Interest
                                            Outstanding     Earned/      Yield/    Outstanding    Earned/    Yield/
                                                Balance        Paid        Rate        Balance       Paid      Rate
                                            ------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                     $532,996      $11,616       8.77%      $470,401     $ 9,973     8.60%
     Mortgage-backed securities                 56,919          950       6.71%        47,448         710     6.07%
     Other investment securities (2)            57,550          826       5.77%        44,817         645     5.84%
     FHLB stock                                  6,130          101       6.63%         4,433          69     6.31%
                                            -----------   ----------  ----------  ------------  ----------  --------

Total interest-earning assets                 $653,595      $13,493       8.30%      $567,099     $11,397     8.15%
                                                          ----------  ----------                ----------  --------
     Noninterest-earning assets                 37,722                                 30,623
                                            -----------                           ------------
Total assets                                  $691,317                               $597,722
                                            ===========                           ============

Interest-bearing liabilities:
Deposits:
     Checking and money market                $167,243      $ 1,438       3.46%      $112,987     $   723     2.60%
     Savings                                    45,681          412       3.63%        49,961         381     3.09%
     Certificates of deposit                   299,224        4,204       5.65%       274,878       3,829     5.65%
                                            -----------   ----------  ----------  ------------  ----------  --------
          Total deposits                      $512,148      $ 6,054       4.75%      $437,826     $ 4,933     4.57%
     FHLB advances and other borrowings        111,801        1,574       5.66%        89,394       1,207     5.48%
                                            -----------   ----------  ----------  ------------  ----------  --------

Total interest-bearing liabilities            $623,949      $ 7,628       4.92%      $527,220     $ 6,140     4.72%
                                                          ----------  ----------                ----------  --------
     Other liabilities                          21,786                                 18,614
                                            -----------                           ------------
Total liabilities                             $645,735                               $545,834
     Equity                                     45,582                                 51,888
                                            -----------                           ------------
Total liabilities and equity                  $691,317                               $597,722
                                            ===========                           ============

Net interest income; interest rate spread                   $ 5,865       3.39%                   $ 5,257     3.43%
                                                          ==========  ==========                ==========  ========

Net interest margin (3)                                                   3.61%                               3.76%
                                                                      ==========                            ========
--------------------------------------------------------------------------------------------------------------------

(1) Includes interest on accruing loans past due 90 days or more.
(2) Includes primarily U.S. government securities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                                                             NINE MONTHS ENDED MARCH 31,
                                       ------------------------------------------------------------------------
                                                      2000                                 1999
                                       ------------------------------------------------------------------------
                                           Average    Interest                    Average   Interest
                                       Outstanding     Earned/      Yield/    Outstanding    Earned/    Yield/
                                           Balance     Paid           Rate        Balance    Paid         Rate
                                       ------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                $523,416     $ 33,875       8.61%      $456,806    $ 30,118     8.78%
     Mortgage-backed securities            50,655        2,458       6.46%        44,929       1,996     5.92%
     Other investment securities (2)       54,995        2,330       5.64%        41,597       1,825     5.84%
     FHLB stock                             5,821          282       6.45%         4,019         196     6.50%
                                       -----------   ----------  ----------  ------------  ----------  --------

Total interest-earning assets            $634,887     $ 38,945       8.16%      $547,351    $ 34,135     8.31%
                                                     ----------  ----------                ----------  --------
     Noninterest-earning assets            38,620                                 30,072
                                       -----------                           ------------
Total assets                             $673,507                               $577,423
                                       ===========                           ============

Interest-bearing liabilities:
Deposits:
     Checking and money market           $156,894     $  3,635       3.08%      $106,621    $  2,049     2.56%
     Savings                               44,972        1,096       3.24%        47,360       1,112     3.13%
     Certificates of deposit              295,676       12,215       5.50%       278,236      12,072     5.78%
                                       -----------   ----------  ----------  ------------  ----------  --------
          Total deposits                 $497,542     $ 16,946       4.53%      $432,217    $ 15,233     4.69%
     FHLB advances and other borrowings   107,757        4,507       5.57%        73,744       3,063     5.53%
                                       -----------   ----------  ----------  ------------  ----------  --------

Total interest-bearing liabilities       $605,299     $ 21,453       4.72%      $505,961    $ 18,296     4.82%
                                                     ----------  ----------                ----------  --------
     Other liabilities                     21,197                                 17,779
                                       -----------                           ------------
Total liabilities                        $626,496                               $523,740
     Equity                                47,011                                 53,683
                                       -----------                           ------------
Total liabilities and equity             $673,507                               $577,423
                                       ===========                           ============

Net interest income; interest rate spread             $ 17,492       3.45%                  $ 15,839      3.49%
                                                     ==========  ==========                ==========  ========

Net interest margin (3)                                              3.67%                               3.85%
                                                                 ==========                            ========
---------------------------------------------------------------------------------------------------------------

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

                                            Three Months Ended March 31,                      Nine Months Ended March 31,
                                     -------------------------------------------      --------------------------------------------
                                                    2000 vs 1999                                     2000 vs 1999
                                     -------------------------------------------      --------------------------------------------

                                       Increase      Increase                           Increase       Increase
                                       (Decrease)   (Decrease)         Total           (Decrease)     (Decrease)        Total
                                        Due to        Due to         Increase            Due to         Due to         Increase
                                        Volume         Rate         (Decrease)           Volume          Rate         (Decrease)
                                     -------------- ------------    ------------      -------------  -------------   -------------
                                                                        (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                   $1,392       $  251         $ 1,643            $ 4,367        $  (610)       $  3,757
     Mortgage-backed securities                153           87             240                267            195             462
     Other investment securities (2)           187           (6)            181                579            (74)            505
     FHLB stock                                 28            4              32                 88             (2)             86
                                     -------------- ------------    ------------      -------------  -------------   -------------

Total interest-earning assets               $1,760       $  336         $ 2,096            $ 5,301        $  (491)       $  4,810
                                     ============== ============    ============      =============  =============   =============

Interest-bearing liabilities:
Deposits:
    Checking and money market               $  411       $  304         $   715            $ 1,067        $   519        $  1,586
    Savings                                    (34)          65              31                (57)           (41)            (16)
    Certificates of deposit                    358           17             375                744           (601)            143
                                     -------------- ------------    ------------      -------------  -------------   -------------
      Total deposits                           735          386           1,121              1,754            (41)          1,713
FHLB advances and other borrowings             315           52             367              1,420             24           1,444
                                     -------------- ------------    ------------      -------------  -------------   -------------

Total interest-bearing liabilities          $1,050       $  438         $ 1,488            $ 3,174        $   (17)       $  3,157
                                     ============== ============    ============      =============  =============   =============

Net interest income increase                                            $   608                                          $  1,653
                                                                    ============                                     =============
-----------------------------------------------------------------------------------------------------------------------------------

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

                                                                        Nonperforming Assets As Of
                                                                -------------------------------------------
                                                                 March 31, 2000            June 30, 1999
                                                                ------------------       ------------------
                                                                          (Dollars in Thousands)
Nonaccruing loans:
     One- to four-family                                               $      174               $      209
     Commercial                                                                27                       46
     Multi-family                                                         - - - -                  - - - -
     Commercial business                                                    1,134                      111
     Consumer                                                                 237                      359
     Agriculture                                                               22                      307
     Credit cards                                                         - - - -                  - - - -
     Mobile homes                                                              13                       13
                                                                ------------------       ------------------
              Total                                                    $    1,607               $    1,045
                                                                ------------------       ------------------

Accruing loans delinquent more than 90 days:
     One- to four-family                                               $  - - - -               $  - - - -
     Commercial                                                           - - - -                  - - - -
     Multi-family                                                         - - - -                  - - - -
     Commercial business                                                  - - - -                  - - - -
     Consumer                                                             - - - -                  - - - -
     Agriculture                                                          - - - -                  - - - -
     Credit cards                                                             651                    1,648
     Mobile homes                                                         - - - -                  - - - -
                                                                ------------------       ------------------
              Total                                                    $      651               $    1,648
                                                                ------------------       ------------------

Foreclosed assets: (2)
     One- to four-family                                               $      169               $      366
     Commercial                                                           - - - -                  - - - -
     Multi-family                                                         - - - -                  - - - -
     Commercial business                                                  - - - -                  - - - -
     Consumer                                                                  25                       49
     Agriculture                                                          - - - -                  - - - -
     Credit cards                                                         - - - -                  - - - -
     Mobile homes                                                               9                       49
                                                                ------------------       ------------------
              Total                                                    $      203               $      464
                                                                ------------------       ------------------

Total nonperforming assets                                             $    2,461               $    3,157
                                                                ==================       ==================

Ratio of nonperforming assets to total assets                               0.35%                    0.48%
                                                                ==================       ==================

Ratio of nonperforming loans to total loans  (1)                            0.42%                    0.52%
                                                                ==================       ==================

-----------------------------------------------------------------------------------------------------------

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

         Nonperforming assets decreased from $3.2 million at June 30, 1999 to $2.5 million at March 31, 2000, a decrease of $696,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.35% at March 31, 2000 from 0.48% at June 30, 1999.

         Nonaccruing loans increased from $1.0 million at June 30, 1999 to $1.6 million at March 31, 2000, an increase of $562,000. Included in nonaccruing loans at March 31, 2000 were four loans totaling $174,000 secured by one- to four-family real estate, one loan in the amount of $27,000 secured by commercial real estate, eight loans totaling $1.1 million secured by commercial business, two mobile home loans totaling $13,000, twenty-two consumer loans totaling $237,000 and three agriculture loans totaling $22,000. For the nine months ended March 31, 2000, gross interest income of $132,000 would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms. Gross interest income of $241,000 was recognized as income on loans accounted for on a nonaccrual basis.

        Accruing credit card loans delinquent more than 90 days decreased from $1.6 million at June 30, 1999 to $651,000 at March 31, 2000. Additionally, $1.6 million of credit card loans were delinquent 30 days at March 31, 2000 as compared to $5.2 million at June 30, 1999. Management reviewed the level of credit card delinquencies, and the loan underwriting criteria and collection procedures in the credit card portfolio and ceased processing credit card applications under the current underwriting criteria in March 1999. Net charge-offs for the nine months ended March 31, 2000 were $7.5 million as compared to $3.2 million for the same period in fiscal 1999. Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $3.0 million in the next six months. Of this amount about 79% will be a charge-off against allowance for credit card loan losses, of which the Company currently maintains an allowance for credit card loan losses equal to 32% of the outstanding credit card loan balance, or about $3.4 million. The remaining 21% will be charged against deferred credit card fee income, interest income and credit card fee income in future periods.

         Foreclosed assets decreased from $464,000 at June 30, 1999 to $203,000 at March 31, 2000, a decrease of $261,000.

         At March 31, 2000, the Bank had approximately $11.2 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the March 31, 2000 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at March 31, 2000 will be adequate in the future.

         The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.


                                                                                      Nine Months Ended March 31,
                                                                                  -------------------------------------
                                                                                       2000                  1999
                                                                                  ----------------      ---------------
                                                                                         (Dollars in Thousands)
Balance at beginning of period                                                          $  11,991            $   7,199
CHARGE-OFFS:
     One- to four-family                                                                      (31)                 (48)
     Commercial                                                                           - - - -              - - - -
     Multi-family                                                                         - - - -              - - - -
     Commercial business                                                                      (20)                 (93)
     Consumer                                                                                (644)                (700)
     Agriculture                                                                              (11)                (487)
     Credit cards                                                                          (8,412)              (3,356)
     Mobile homes                                                                             (30)                 (53)
                                                                                  ----------------      ---------------
          Total charge-offs                                                             $  (9,148)           $  (4,737)
                                                                                  ----------------      ---------------

RECOVERIES:
     One- to four-family                                                                $      11            $      13
     Commercial                                                                                 6              - - - -
     Multi-family                                                                         - - - -              - - - -
     Commercial business                                                                  - - - -                   72
     Consumer                                                                                 219                  156
     Agriculture                                                                          - - - -              - - - -
     Credit cards                                                                             935                  178
     Mobile homes                                                                              29                   41
                                                                                  ----------------      ---------------
          Total recoveries                                                              $   1,200            $     460
                                                                                  ----------------      ---------------

         Net (charge-offs)                                                              $  (7,948)           $  (4,277)

Additions charged to operations                                                             4,412                5,299
                                                                                  ----------------      ---------------

Balance at end of period                                                                $   8,455            $   8,221
                                                                                  ================      ===============

Ratio of net (charge-offs) during the period to
     average loans outstanding during the period                                          (1.52)%              (0.94)%
                                                                                  ================      ===============

Ratio of allowance for loan losses to total loans at end
     of period                                                                              1.56%                1.73%
                                                                                  ================      ===============

Ratio of allowance for loan losses to nonperforming
     loans at end of period (1)                                                           374.45%              233.09%
                                                                                  ================      ===============

-----------------------------------------------------------------------------------------------------------------------

(1) Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                              At March 31, 2000                 At June 30, 1999
                                                        ------------------------------     ----------------------------
                                                                          Percent of                       Percent of
                                                                           Loans in                         Loans in
                                                                             Each                             Each
                                                                         Category to                       Category to
                                                           Amount        Total Loans         Amount        Total Loans
                                                        --------------   ------------------------------    ------------
                                                                            (Dollars in Thousands)
One- to four-family                                            $1,239          23.93%          $ 1,233          26.35%

Commercial and multi-family real estate (1)                     1,271          24.53%            1,124          24.03%

Commercial  business                                              695          13.41%              556          11.88%

Consumer (2)                                                    1,502          29.01%            1,268          27.11%

Agricultural                                                      312           6.03%              264           5.64%

Credit cards                                                    3,376           1.94%            7,474           3.44%

Mobile homes                                                       60           1.15%               72           1.55%
                                                        --------------   -------------     ------------    ------------

          Total                                                $8,455         100.00%          $11,991         100.00%
                                                        ==============   =============     ============    ============

-----------------------------------------------------------------------------------------------------------------------

  (1) Includes construction loans.
  (2) Excludes allowance for loan losses relating to mobile home loans and credit card loans.


         The allowance for loan losses was $8.5 million at March 31, 2000 as compared to $12.0 million at June 30, 1999. The ratio of the allowance for loan losses to total loans was 1.56% at March 31, 2000 and 2.32% at June 30, 1999. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Bank continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

         The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000. A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. As of March 31, 2000, $3.4 million of the $8.5 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan portfolio and have made no recommendations for increases in the allowances during the nine month period ended March 31, 2000 and year ended June 30, 1999. The Company has historically maintained a positive variance from the minimum estimated allowance for loan losses based on the analyses that are conducted by Bank management and corporate credit personnel.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

        GENERAL. The Company's net income increased $1.5 million to $4.0 million for the nine months ended March 31, 2000 as compared to $2.4 million for the nine months ended March 31, 1999. As discussed in more detail below, this increase was due primarily to an increase in net interest income of $1.7 million, a decrease in noninterest expense of $919,000 and a decrease in provision for losses on loans of $887,000 which were partially offset by a decrease in noninterest income of $1.1 million and an increase in income tax expense of $791,000.

         INTEREST INCOME. Interest income increased $4.8 million to $38.9 million for the nine months ended March 31, 2000 from $34.1 million for the nine months ended March 31, 1999. This increase was primarily due to an increase in the average balance of interest-earning assets and was partially offset by a decrease in the average yield of interest-earning assets. The average balance of interest-earning assets increased $87.5 million when comparing the nine months ended March 31, 2000 to the same period in the prior fiscal year. The average yield on interest-earning assets decreased from 8.31% to 8.16% for the nine months ended March 31, 1999 and March 31, 2000, respectively.

         INTEREST EXPENSE. Interest expense increased $3.2 million to $21.5 million for the nine months ended March 31, 2000 from $18.3 million for the nine months ended March 31, 1999. This increase was largely attributable to an increase in the average balance of interest-bearing liabilities of $99.3 million and was partially offset by a decrease in the average rate paid on interest-bearing liabilities. The average rates on interest-bearing liabilities decreased from 4.82% to 4.72% for the nine months ended March 31, 1999 and March 31, 2000, respectively.

         NET INTEREST INCOME. The Company's net interest income for the nine months ended March 31, 2000 increased $1.7 million, or 10.4%, to $17.5 million compared to $15.8 million for the same period in fiscal 1999. The net interest spread on average interest-earning assets remained relatively stable at 3.45% and 3.49% for the periods ended March 31, 2000 and March 31, 1999, respectively. The increase in the net interest income is primarily due to the $87.5 million increase in interest-earning assets at March 31, 2000 as compared to the same period in the prior fiscal year.

         During the nine months ended March 31, 2000, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

         PROVISION FOR LOSSES ON LOANS. During the nine months ended March 31, 2000, the Company recorded a provision for losses on loans of $4.4 million as compared to $5.3 million for the nine months ended March 31, 1999. The provision for losses on loans of $4.4 million for the nine months ended March 31, 2000 compared to the same period in fiscal 1999 is primarily due to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

         NONINTEREST INCOME. Noninterest income was $11.8 million for the nine months ended March 31, 2000 as compared to $13.0 million for the nine months ended March 31, 1999, a decrease of $1.1 million.

         The decrease in credit card fee income of $1.8 million for the nine months ended March 31, 2000 as compared to the same period in fiscal 1999 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from to $20.0 million at March 31, 1999 as compared to $12.9 million at March 31, 2000. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased processing credit card applications in March 1999. This will continue to decrease the level of these fees. Interest income on credit card loans is included in interest income on loans.

         The increase in other income of $389,000 for the nine months ended March 31, 2000 as compared to the same period in fiscal 1999 was primarily due to an increase in commission and insurance income of $303,000.

         NONINTEREST EXPENSE. Noninterest expense decreased $919,000 for the nine months ended March 31, 2000 as compared to the same period in fiscal 1999 primarily due to a decrease in credit card processing expenses of $3.0 million which was partially offset by an increase in compensation and employee benefits of $1.4 million and other general and administrative expenses of $238,000.

         There was a decrease of $3.0 million in the cost of third party processors of credit cards. This expense represents costs for processing of applications, collecting loans and marketing costs for the acquisition of credit cards for the unsecured credit card program.

        The increase in compensation and employee benefits was due primarily to an increase of $838,000 paid to employees from new bank branches opened or acquired since the last quarter of fiscal 1999.

         INCOME TAX EXPENSE. The Company's income tax expense for the nine months ended March 31, 2000 was $2.1 million as compared to $1.4 million for the nine months ended March 31, 1999, an increase of $791,000. This increase was primarily due to the increase in the Company's income before income tax.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

        GENERAL. The Company's net income increased $1.3 million to $1.3 million for the three months ended March 31, 2000 as compared to $47,000 for the three months ended March 31, 1999. As discussed in more detail below, this increase was due primarily to an increase in net interest income of $608,000 and a decrease in noninterest expense of $765,000 which were partially offset by a decrease in noninterest income of $685,000 and an increase in income tax expense of $585,000.

         INTEREST INCOME. Interest income increased $2.1 million to $13.5 million for the three months ended March 31, 2000 from $11.4 million for the three months ended March 31, 1999. This increase was primarily due to an increase in the average balance of interest-earning assets and an increase in the average yield of interest-earning assets. The average balance of interest-earning assets increased $86.5 million when comparing the three months ended March 31, 2000 to the same period in the prior fiscal year. The average yield on interest-earning assets increased from 8.15% to 8.30% for the three months ended March 31, 1999 and March 31, 2000, respectively.

         INTEREST EXPENSE. Interest expense increased $1.5 million to $7.6 million for the three months ended March 31, 2000 from $6.1 million for the three months ended March 31, 1999. This increase was largely attributable to an increase in the average balance of interest-bearing liabilities of $96.7 million and an increase in the average rate paid on interest-bearing liabilities. The average rates on interest-bearing liabilities increased from 4.72% to 4.92% for the three months ended March 31, 1999 and March 31, 2000, respectively.

         NET INTEREST INCOME. The Company's net interest income for the three months ended March 31, 2000 increased $608,000, or 11.6%, to $5.9 million compared to $5.3 million for the same period in fiscal 1999. The net interest spread on average interest-earning assets decreased from 3.43% to 3.39% for the periods ended March 31, 1999 and March 31, 2000, respectively. The increase in the net interest income is primarily due to the $86.5 million increase in interest-earning assets at March 31, 2000 as compared to the same period in the prior fiscal year.

        During the three months ended March 31, 2000, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

         PROVISION FOR LOSSES ON LOANS. During the three months ended March 31, 2000, the Company recorded a provision for losses on loans of $874,000 compared to $2.0 million for the three months ended March 31, 1999. The provision for losses on loans of $874,000 million for the three months ended March 31, 2000 compared to the same period in fiscal 1999 is primarily due to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

         NONINTEREST INCOME. Noninterest income was $3.2 million for the three months ended March 31, 2000 as compared to $3.9 million for the three months ended March 31, 1999, a decrease of $685,000.

         The decrease in credit card fee income of $1.4 million for the three months ended March 31, 2000 as compared to the same period in fiscal 1999 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from $20.0 million at March 31, 1999 as compared to $12.9 million at March 31, 2000. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased processing credit card applications in March 1999. This will continue to decrease the level of these fees. Interest income on credit card loans is included in interest income on loans.

         The increase in other income of $702,000 for the three months ended March 31, 2000 as compared to the same period in fiscal 1999 was primarily due to a change in minority interest of $472,000 and an increase in commission and insurance income of $107,000.

         NONINTEREST EXPENSE. Noninterest expense decreased $765,000 for the three months ended March 31, 2000 as compared to the same period in fiscal 1999 primarily due to a decrease in credit card processing expenses of $1.5 million and increases in compensation and employee benefits of $550,000 and occupancy and equipment of $88,000.

         There was a decrease of $1.5 million in the cost of third party processors of credit cards. This expense represents costs for processing of applications, collecting loans and marketing costs for the acquisition of credit cards for the unsecured credit card program.

        The increase in compensation and employee benefits was due primarily to an increase of $277,000 paid to employees from new bank branches opened or acquired since the last quarter of fiscal 1999.

         INCOME TAX EXPENSE. The Company's income tax expense for the three months ended March 31, 2000 was $716,000 as compared to $131,000 for the three months ended March 31, 1999, an increase of $585,000. This increase was primarily due to the increase in the Company's income before income tax.

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

         Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At March 31, 2000, the Bank's liquidity ratio was 6.41%.

         Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales,
(iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the nine months ended March 31, 2000, the Bank required funds beyond its ability to generate funds internally. Thus it used its borrowing capacity with the FHLB by obtaining advances, which increased its borrowings with the FHLB by $32.1 million. See "Financial Condition Data" for further discussion.

         The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2000, the Bank had outstanding commitments to originate or purchase loans of $31.2 million and to sell loans of $8.2 million. At March 31, 2000, the Bank had no commitments to purchase or sell securities.

         Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

        The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on March 26, 2000 may be acquired through March 31, 2001. No shares of common stock have been purchased pursuant to this current program. Pursuant to a series of stock buy back programs initiated by the Company since 1996 the Company has purchased an aggregate of 1,105,209 shares of common stock through March 31, 2000.

         Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at March 31, 2000, the Bank met all current capital requirements.

         The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 5.90% at March 31, 2000.

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

         As of September 30, 1999, under a rate shock scenario of plus 200 basis points ("bp"), the Bank's pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 9.82%. The post-shock NPV ratio was estimated to be 9.28%, a decline of 54bp. As of December 31, 1999, the most recent report available, the Bank's sensitivity to interest rate changes remained comparative. The post-shock ratio for a 200 bp decrease in market interest rates as of December 31, 1999 was estimated to be 9.05%, a decrease of 52bp from the pre-shock NPV ratio estimate of 9.57%.

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

         Item 1.  LEGAL PROCEEDINGS                                    None

         Item 2.  CHANGES IN SECURITIES                                None

         Item 3.  DEFAULTS UPON SENIOR SECURITIES                      None

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None

         Item 5.  OTHER INFORMATION                                    None

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.   Exhibit 27.1 and Exhibit 27.2 are attached.
                  b.   Refer to Form 8-K filed on March 24, 2000.
--------------------------------------------------------------------------------
No other information is required to be filed under Part II of the form.

                               HF FINANCIAL CORP.

                                    FORM 10-Q
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HF Financial Corp.
                                      ----------------------------
                                              (Registrant)

Date:     May 10, 2000                by    /s/ Curtis L. Hage
        -------------------------         --------------------------------------
                                            Curtis L. Hage, Chairman, President
                                            And Chief Executive Officer
                                            (Duly Authorized Officer)

Date:     May 10, 2000                by    /s/ Brent E. Johnson
        -------------------------         --------------------------------------
                                            Brent E. Johnson, Senior Vice
                                            President, Chief Financial Officer
                                            And Treasurer (Principal Financial
                                            and Accounting Officer)