Form 10-K
period 2000-06-30
HF FINANCIAL CORP
filed 2000-09-28
CIK 881790

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-19972

HF FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0418532 (I.R.S. Employer Identification No.)
225 South Main Avenue, Sioux Falls, South Dakota (Address of principal executive offices)	57104 (Zip Code)

Registrant's telephone number, including area code: (605) 333-7556

Securities Registered Pursuant to Section 12(b) of the Act:
 None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of September 22, 2000 there were 3,677,606 issued and outstanding shares of the Registrant's Common Stock.

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 22, 2000 was $36.7 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

    Part III of Form 10-K—Portions of the Proxy Statement for 2000 Annual Meeting of Stockholders.

PART I

Item 1. Business

The Company

    HF Financial Corp. (the "Company") was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Home Federal" or the "Bank") issued in the mutual to stock conversion of Home Federal (the "Conversion"). The Company acquired all of the outstanding stock of the Bank on April 8, 1992. In October 1994, the Company acquired and began operating a mortgage subsidiary as HomeFirst Mortgage Corp. ("Mortgage Corp."). This subsidiary ceased operations in fiscal year 1998. In May, 1996, the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of this entity. The Company became the owner of 100% of HF Card Services effective as of July 1998. At June 30, 2000, the Company had total assets of $725.0 million and consolidated stockholders' equity of $46.9 million (or 6.47% of assets).

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

The Bank

    Home Federal is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"). Originally chartered in 1929, Home Federal serves 20 cities in eastern South Dakota through its network of 27 retail banking offices located throughout eastern South Dakota and one internet branch which is located at www.homefederal.com. In August 2000, the Bank opened an additional branch in Marshall, Minnesota.

    The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential, consumer, multi-family, commercial real estate, construction, agricultural and commercial business loans. The Bank's consumer loan portfolio includes, among other things, mobile home loans, automobile loans, home equity loans, credit card loans, loans secured by deposit accounts and student loans.

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

    At June 30, 2000, the Bank's loan portfolio totalled $577.0 million, which consisted of $134.0 million of one- to four-family residential mortgage loans, $44.8 million of multi-family real estate loans, $68.6 million of commercial real estate loans, $35.5 million of construction and development loans, $173.7 million of consumer loans, $33.3 million of agricultural loans and $87.1 million of commercial business loans. On such date, the Bank had $53.0 million of mortgage-backed securities and $60.1 million of investment securities.

Mortgage Corp.

    HomeFirst Mortgage Corp. was a mortgage banking operation that originated one- to four-family residential loans which were sold into the secondary market and to the Bank. The Mortgage Corp. had no activity during fiscal year 2000.

    The Mortgage Corp. resumed activity in August 2000 through the acquisition of Mid America Capital Services, Inc., a company specializing in equipment leasing. This acquisition expands the Company's servicing options for commercial and municipal customers.

HF Card Services

    HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide to sub-prime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional credit card issuers. The Company ceased processing subprime credit card applications in March 1999.

Other Subsidiaries

    Home Federal, through its wholly-owned subsidiaries, Hometown Insurors, Inc. and Mid-America Service Corporation, offers mortgage life, hazard and other insurance products and appraisal services. See "Subsidiary Activities." In addition, Home Federal's subsidiary, PMD, Inc., engages in the business of buying, selling and managing repossessed real estate properties of Home Federal. PMD, Inc. had no activity during fiscal year 2000.

Segments

    The Company's reportable segments are banking, credit card and other. The "banking" segment is conducted through the Bank and the "credit card" segment is conducted through HF Card Services. The "other" segment is composed of smaller nonreportable segments, the Company and inter-segment eliminations. See Note 15 of the "Notes to Consolidated Financial Statements".

Market Area

    Based on total assets at June 30, 2000, Home Federal is the largest thrift institution headquartered in South Dakota. During its 71-year existence, among its other lending activities, Home Federal served its customers located in eastern and central South Dakota, including the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Hartford, Canton, Parker, Lennox, Aberdeen, Mobridge, Brookings, Redfield, Dakota Dunes, Colman, Crooks, Chester, Wentworth and Watertown, and the communities surrounding such communities through its network of 27 full service offices and one internet branch. During August 2000, the Bank expanded its market area to include a branch in Marshall, Minnesota. The Bank's immediate market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms.

    HF Card Services provides services to customers nationwide.

Lending Activities

    General.  Historically, the Bank has originated fixed-rate one- to four-family mortgage loans. Since 1984, however, the Bank has emphasized the origination of adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate mortgage loans. The Bank has continued to originate fixed-rate mortgage loans in response to customer demand. While the Bank sold fixed-rate loans with maturities of 15 years or greater and conventional ARM loans into the secondary market, during fiscal 2000 the Bank sold the majority of the loans with servicing released.

    While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences as well as consumer loans, the Bank also originates multi-family residential and commercial real estate, construction, agricultural and commercial business loans in its primary market area. The Bank originates residential and non-owner occupied construction loans that are presold to borrowers or held for sale by local builders and, on few occasions, makes land acquisition and development loans. The Bank's one- to four-family loans are primarily secured by homes located in its market area in South Dakota. At June 30, 2000, the Bank's net loan portfolio totalled $550.8 million.

    Loan Portfolio Composition.  The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

	At June 30,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Real Estate Loans:
One- to four-family	$134,014	23.23%	$138,238	26.35%	$131,062	29.13%	$165,573	36.50%	$178,198	41.12%
Multi-family	44,793	7.76	47,283	9.01	54,560	12.12	59,971	13.22	62,932	14.52
Commercial	68,556	11.88	59,061	11.26	38,002	8.44	34,252	7.55	26,130	6.03
Construction and development	35,511	6.15	19,696	3.76	12,804	2.85	5,315	1.17	20,823	4.81

Total real estate loans	282,874	49.02	264,278	50.38	236,428	52.54	265,111	58.44	288,083	66.48

Other Loans:
Consumer Loans:
Mobile home	5,676.98		8,115	1.55	11,152	2.48	15,571	3.43	20,031	4.62
Automobiles	81,092	14.06	74,255	14.16	66,044	14.67	66,483	14.66	48,181	11.12
Deposit account	2,360	0.41	2,117	0.40	2,167	0.48	2,299	0.51	2,210	0.51
Student	7,146	1.24	6,996	1.33	6,986	1.55	6,409	1.41	5,729	1.32
Junior liens	56,243	9.75	46,556	8.87	41,599	9.24	38,736	8.54	24,298	5.60
Credit cards	9,592	1.66	18,062	3.44	12,335	2.74	2,310	0.51	—	0.00
Other(1)	11,570	2.01	12,304	2.35	15,944	3.54	20,934	4.61	25,475	5.88

Total consumer loans	173,679	30.11	168,405	32.10	156,227	34.70	152,742	33.67	125,924	29.05

Commercial business	87,137	15.10	62,315	11.88	41,068	9.13	27,534	6.07	13,913	3.21

Agricultural	33,266	5.77	29,610	5.64	16,327	3.63	8,261	1.82	5,461	1.26

Total other loans	294,082	50.98	260,330	49.62	213,622	47.46	188,537	41.56	145,298	33.52

Total gross loans	576,956	100.00%	524,608	100.00%	450,050	100.00%	453,648	100.00%	433,381	100.00%

Less:
Loans in process	(17,374)		(7,487)		(5,199)		(4,272)		(7,349)
Deferred fees and discounts	(356)		(1,073)		(1,514)		(1,348)		(1,480)
Allowance for losses	(8,475)		(11,991)		(7,199)		(4,526)		(4,129)

Total loans receivable, net	$550,751		$504,057		$436,138		$443,502		$420,423

(1)
Includes primarily second mortgage loans.

    The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At June 30,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate:
One- to four-family	$84,478	14.64%	$95,228	18.15%	$69,679	15.48%	$72,198	15.91%	$82,108	18.95%
Multi-family, commercial & construction	36,552	6.34	30,954	5.90	19,729	4.38	18,463	4.07	24,706	5.70

Total real estate loans	121,030	20.98	126,182	24.05	89,408	19.86	90,661	19.98	106,814	24.65

Consumer (including mobile home loans)	130,770	22.67	121,814	23.22	116,409	25.87	124,054	27.35	114,434	26.40
Agricultural	10,475	1.81	6,402	1.22	982	0.22	1,293	0.29	—	0.00
Commercial business	25,474	4.41	16,675	3.18	9,323	2.07	8,516	1.88	960	0.22

Total fixed-rate loans	287,749	49.87	271,073	51.67	216,122	48.02	224,524	49.50	222,208	51.27

Adjustable-Rate Loans:
Real estate:
One- to four-family	49,536	8.58	43,010	8.20	61,383	13.64	93,375	20.58	105,389	24.32
Multi-family, commercial & construction	112,308	19.47	95,086	18.13	85,637	19.03	81,075	17.87	75,880	17.51

Total real estate loans	161,844	28.05	138,096	26.33	147,020	32.67	174,450	38.45	181,269	41.83

Consumer (including mobile home loans)	42,909	7.44	46,591	8.88	39,818	8.85	28,688	6.32	16,951	3.91
Agricultural	22,791	3.95	23,208	4.42	15,345	3.41	6,968	1.54	—	0.00
Commercial business	61,663	10.69	45,640	8.70	31,745	7.05	19,018	4.19	12,953	2.99

Total adjustable-rate loans	289,207	50.13	253,535	48.33	233,928	51.98	229,124	50.50	211,173	48.73

Total loans	576,956	100.00%	524,608	100.00%	450,050	100.00%	453,648	100.00%	433,381	100.00%

Less:
Loans in process	(17,374)		(7,487)		(5,199)		(4,272)		(7,349)
Deferred fees and discounts	(356)		(1,073)		(1,514)		(1,348)		(1,480)
Allowance for loan losses	(8,475)		(11,991)		(7,199)		(4,526)		(4,129)

Total loans receivable, net	$550,751		$504,057		$436,138		$443,502		$420,423

    The following schedule illustrates the scheduled principal contractual repayments of the Bank's loan portfolio at June 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate			Non-Real Estate
Due during years ending June 30,	One- to Four- Family	Multi- Family	Commercial(2)	Consumer	Credit Cards	Agricultural	Commercial Business	Total
	(Dollars in Thousands)
2001(1)	$3,890	$2,039	$9,175	$38,126	$9,592	$15,292	$44,356	$122,470
2002	4,198	2,216	10,000	38,378	—	3,315	7,673	65,780
2003	4,523	2,408	10,900	38,020	—	3,654	8,411	67,916
2004 and 2005	10,125	5,461	24,835	28,333	—	5,212	19,330	93,296
2006 to 2010	33,013	18,376	48,273	12,163	—	5,627	7,367	124,819
2011 and following	78,265	14,293	884	9,067	—	166	—	102,675

Total	$134,014	$44,793	$104,067	$164,087	$9,592	$33,266	$87,137	$576,956

(1)
Includes demand loans, loans having no stated maturity and overdraft loans.

(2)
Includes construction loans.

    The total amount of loans due after June 30, 2001 which have predetermined interest rates is $236.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $218.3 million.

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

    One- to Four-Family Residential Mortgage Lending.  Residential loan originations of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. Historically, the Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 2000, the Company's one- to four-family residential mortgage loans totalled $134.0 million, or approximately 23.2% of the Company's gross loan portfolio.

    Historically, the Company has emphasized the origination of conventional ARM loans for retention in its portfolio and fixed-rate conforming loans suitable for sale in the secondary market. However, during fiscal 2000 the Company sold conventional ARM loans into the secondary market. Presently, the Company follows the practice of generally selling fixed rate conventional mortgage loans with maturities of 15 years or greater. See "Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities." During the year ended June 30, 2000, the Company originated $57.0 million of adjustable-rate real estate loans, of which $22.6 million were secured by one- to four-family residential real estate. During the same period, the Company originated $85.3 million of fixed-rate real estate loans, of which $69.9 million were secured by one- to four-family residential real estate. The Bank's one- to four-family residential mortgage originations are primarily in its market area.

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

    The Company also offers fixed-rate 15- through 30-year mortgage loans that conform to secondary market standards (i.e., Federal National Mortgage Bank ("FNMA"), Government National Mortgage Bank ("GNMA") and FHLMC standards). Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions. Residential loans generally do not include prepayment penalties. Most of these loans with maturities of 30 years are held for sale or sold in the secondary market. While the Company has generally retained servicing rights on such loans whenever possible, during fiscal 2000 the Company sold the majority of its loans with servicing released.

    The Bank also originates fixed-rate one- to four-family mortgage loans through the South Dakota Housing Development Authority ("SDHDA") program. These loans generally have terms not to exceed 30 years and are either insured by the FHA/VA or private mortgage insuror or must have no more than a 80% loan to value ratio. The Bank receives an origination fee of one percent of the loan amount from the borrower and a servicing fee generally three-eighths of one percent from the SDHDA for these services. The Bank is the largest servicer of loans for the SDHDA. At June 30, 2000, the Bank serviced $391.5 million of mortgage loans for the SDHDA.

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

    The Bank presently originates adjustable-rate, short-term balloon payment, fixed-rate multi-family and commercial real estate loans. The Bank's multi-family and commercial real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, churches, motels, office buildings, strip shopping centers and nursing homes. The terms of such loans are negotiated on a case by case basis. Commercial real estate loans generally have terms that do not exceed 25 years. The Bank has a variety of rate adjustment features, call provisions and other terms in its multi-family and commercial real estate loan portfolio. Generally, the loans are made in amounts up to 75% of the appraised value of the collateral property and with debt service coverage ratios of 115% or higher. The debt service coverage is the ratio of net cash from operations before payment of debt service. However, these percentages may vary depending on the type of security and the guarantor. Such loans provide for a negotiated margin over a designated index which is generally the one-year Treasury Bill Rate. Fixed-rate loans are generally made when advances from the Federal Home Loan Bank ("FHLB") of Des Moines can be used to fund the loan. The Bank analyzes the financial condition of the borrower, the borrower's credit history, the borrower's prior record for producing sufficient income from similar loans, references and the reliability and predictability of the net income generated by the property securing the loan. The Bank generally requires personal guarantees of borrowers. Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan. The sale of participation interests in a loan are necessitated by the amount of the loan or the Loans to One Borrower requirements which would require the sale of the loan. In return for servicing these loans for the participants, the Bank generally receives a fee of one-fourth to three-eighths of one percent. Also, income is received at loan closing from loan fees and discount points. Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by independent appraisers selected by Home Federal and reviewed by Bank employees.

    At June 30, 2000, the Bank had $44.8 million of multi-family and $68.6 million of commercial real estate loans, which represented 7.8% and 11.9%, respectively, of the Bank's gross loan portfolio. See "Nonperforming Assets and Classified Loans" for a discussion of the Bank's largest nonperforming assets and items of concern and the allowance established for each.

    The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") includes a provision that limits the Bank's non-residential real estate lending (i.e., commercial real estate lending, other than lending on certain multi-family residences) to no more than four times its total capital. This maximum limitation, which at June 30, 2000 was $180.4 million, has not materially limited the Bank's lending practices. See "Regulation—Regulatory Capital Requirements."

    Under FIRREA, the maximum amount which Home Federal may lend to any one borrower is 15% of Home Federal's unimpaired capital and surplus or $7.3 million at June 30, 2000. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. See "Regulation" for a discussion of the Loans to One Borrower rule. On June 30, 2000, the Bank did not have any loans exceeding the Loans to One Borrower requirements.

    At June 30, 2000, Home Federal had no loans in excess of its present legal lending limit. On such date, the Bank had loans in excess of $1.0 million to 56 borrowers or groups of affiliated borrowers.

    Construction and Development Lending.  The Bank makes construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers for the construction of one- to four-family residences and condominiums and the development of one- to four-family lots in the Bank's primary market area.

    Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs 6 to 12 months. These construction loans have rates and terms which match the one- to four-family permanent loans offered by the Bank. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2000, the Bank had $13.7 million of residential construction loans to borrowers intending to live in the properties upon completion of construction.

    The Bank has lines of credit for qualified builders. This product provides the builder flexibility while the Bank maintains its credit standards. The lines of credit do not advance more than 75% of the approved value or cost on a construction project and a mortgage is filed on each construction project and interest is collected monthly. These lines provide for the payment of interest and loan fees, with interest rates of 1% to 2.5% over the prime rate adjusted on a monthly basis.

    The Bank also makes loans to developers for the purpose of developing one- to four-family lots. These loans typically have terms of one year and carry interest rates which float monthly based on a national designated index such as the prime rate. Loan commitment and partial release fees are charged. These loans generally provide for the payment of interest and loan fees from loan proceeds. The principal balance of these loans is typically paid down as lots are sold. At June 30, 2000, the Bank had $10.5 million of development loans, included in the $13.7 million residential construction loans above.

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

    The Bank makes loans for the construction of multi-family residential properties. Such loans are generally made at adjustable rates which adjust annually based upon a national designated index. At June 30, 2000, the Bank had $8.4 million of multi-family residential construction loans. At June 30, 2000, all of the Bank's construction loans were performing in accordance with their terms.

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

    Consumer Lending.  Management considers its consumer loan products to be an important component of its lending strategy. Specifically, consumer loans generally have shorter terms to maturity and carry higher rates of interest than do one-to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base, by increasing the number of customer relationships and providing cross-marketing opportunities. For these reasons, Home Federal has continued to focus on the origination of consumer loans.

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

    Most of the Bank's mobile home loans have been originated with fixed rates of interest and are generally made in amounts of up to a maximum of the lesser of 125% of the net invoice or 90% of the buyer's cost. The buyer's cost can include such items as freight, itemized set-up charges, physical damage insurance, sales tax and filing and recording fees. Home Federal is permitted by regulation to make mobile home loans for terms of up to 20 years, although most of the Bank's mobile home loans are for terms of 15 years or less. At June 30, 2000, mobile home loans amounted to $5.7 million or 1.0% of the Bank's gross loan portfolio.

    Home Federal currently purchases automobile conditional sales contracts from selected dealers within its market area as well as originating automobile loans directly. At June 30, 2000, automobile loans amounted to $81.1 million or 14.1% of the Bank's gross loan portfolio.

    Loans secured by second mortgages, together with loans secured by all prior liens, are limited to 100% or less of the appraised value of the property securing the loan and generally have maximum terms that do not exceed seven to ten years. As of June 30, 2000, such loans amounted to $56.2 million or 9.8% of the Bank's gross loan portfolio.

    The student loans originated by Home Federal are guaranteed as to principal and interest by the South Dakota Education Assistance Corporation. Upon the student nearing graduation, Home Federal sells such student loans with servicing rights released. At June 30, 2000, student loans amounted to $7.1 million or 1.2% of the Bank's gross loan portfolio.

    At June 30, 2000, the Bank's consumer loan portfolio totalled $173.7 million, or 30.1% of its gross loan portfolio. Of the consumer loan portfolio at June 30, 2000, 24.7% were adjustable-rate loans.

    Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. Home Federal offers both open-and closed-end credit. Overdraft lending is extended through lines of credit that are tied to a negotiated order of withdrawal ("NOW") account. The credit lines generally bear interest at 18% and are generally limited to no more than $5,000. Loans secured by deposit accounts at the Bank are currently originated for up to 90% of the account balance (although historically the Bank has loaned up to 100% of the account balance), with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on such loans is typically equal to 2% above the contract rate.

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

    Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as mobile homes, automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2000, the Bank had $1.4 million consumer loans, including mobile home loans, delinquent more than 30 days. Not included in this amount was $82,000 of repossessed consumer and mobile home collateral. Although management believes that the level of delinquencies in the Bank's consumer loan portfolio, including mobile home loans, has generally been low and only 0.3% of the consumer loan portfolio was nonperforming, there can be no assurance that delinquencies will not increase in the future. See "Nonperforming Assets and Classified Loans" for further discussion.

    Credit Card Lending.  During fiscal year 1991, the Bank began offering VISA/Mastercard card credit card services on an agency basis to its customers. The Bank does not retain or have any credit liability related to the credit which is extended in connection with such cards. The Bank is paid a fee for each card issued and receives a fee for each transaction completed on these cards. During fiscal 1997, the Company made a strategic decision to enter the credit card business more directly and took a 51% majority position in a newly formed subsidiary, HF Card Services. The Company became the owner of 100% of HF Card Services effective as of July 1998. The target market for credit cards in this line of business was sub-prime credit customers who have either an insufficient credit history or a negative credit history and were unable to obtain a credit card from more traditional card issuers. Credit card processing is being provided by independent third parties. The Company had approximately $9.6 million in credit card loans at June 30, 2000. The Company ceased processing subprime credit card applications in March 1999.

    Commercial Business Lending.  In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates commercial loans to local businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability and Risk Management." At June 30, 2000, approximately $87.1 million or 15.1% of the Bank's total loan portfolio was comprised of commercial business loans. Home Federal's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and business expansion within the Bank's market area. Virtually all of Home Federal's commercial business loans have been to borrowers in its primary lending areas. The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration ("SBA") of which a portion of such loans are also guaranteed in part by the SBA. The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans. In the future, Home Federal anticipates continued expansion of its commercial business lending, subject to market conditions. Interest rates on commercial business loans adjust or float with a designated national index plus a specified margin.

    Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Virtually all of the Bank's commercial business loans include personal guarantees. At June 30, 2000, seven of the Bank's commercial business loans totaling $971,000 were nonperforming.

    Agricultural Loans.  In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Company established an agricultural lending department in fiscal year 1996. The Company employed experienced lenders to establish this department and to ensure a high quality portfolio. The agricultural division offers four types of loans to its consumers: (1) operating loans which are used to fund operating expenses which typically have a one year term and are indexed to the national prime rate; (2) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (3) agricultural farmland term loans which are used to fund land purchases or refinances; and (4) specialized livestock loans to fund facilities and equipment for confinement enterprises. These loans typically will have personal guarantees, a first lien on the real estate, interest rates adjustable to the national prime rate, and quarterly or monthly payments. All loans are secured by the operating assets of the borrower. The Bank had approximately $33.3 million of its loan portfolio in agricultural loans which was 5.8% of its loan portfolio at June 30, 2000.

    Loan customers are required to supply current financial statements, tax returns for the past three to five years, and cash flow projections which are updated on an annual basis. In addition, on major loans the loan officer will perform an annual farm visit, obtain financial statements and perform a financial review of the loan.

    At June 30, 2000, four of the Bank's agricultural loans totaling $31,000 were nonperforming.

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

    The Company originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in its market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. Virtually all newly originated fixed-rate residential mortgage loans with maturities of 15 years or greater are originated pursuant to prior commitments for immediate sale in the secondary market. The Company sells loans to private investors as well as to FNMA and FHLMC. At June 30, 2000, the Company had $8.3 million of loans secured by one- to four-family residential real estate which were held for sale. See Notes 3 and 4 of the "Notes to Consolidated Financial Statements." These loans are originated to satisfy customer demand and to generate fee income and are sold to achieve the goals in the Bank's asset/liability management program. During fiscal 2000 the Bank sold the majority of these fixed-rate mortgage loans with servicing released. The Bank also occasionally sells loan participations in order to diversify risk and to comply with Loans to One Borrower requirements.

    Home Federal has had a substantial portfolio of fixed-rate and adjustable-rate mortgage-backed securities which it uses for investment and liquidity management. During fiscal 2000, the Bank purchased $23.2 million of mortgage-backed securities. At June 30, 2000, mortgage-backed securities totalled $53.0 million, or 8.4% of Home Federal's gross loans and mortgage-backed securities portfolio. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of Home Federal's mortgage-backed securities portfolio, see Note 2 of the "Notes to Consolidated Financial Statements." Under the risk-based capital requirement, GNMA mortgage-backed securities have a risk-weighting of 0% and FNMA and FHLMC mortgage-backed securities and mortgage-backed securities issued by U.S. Government sponsored agencies have a risk weighting of 20%, in contrast to the 50% risk weight carried by residential loans. While the Bank could exchange its long-term, fixed-rate mortgage loans for FHLMC participation certificates in order to achieve the same benefit of increased liquidity, to date, it has not elected to do so because of adequate liquidity.

    Since 1982, the Bank has purchased mortgage servicing rights from other originators on loans of the SDHDA, a state agency that provides low-interest residential housing financing for first time home buyers in South Dakota. In return for servicing such portfolio, the Bank generally receives a fee of three-eighths of one percent from the SDHDA. At June 30, 2000, the Bank serviced $460.8 million in loans for others (primarily the SDHDA).

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

    The unamortized cost of loan servicing rights was $2.2 million at June 30, 2000. Home Federal had no long-term capitalized excess servicing fees receivable as of that date. Home Federal is amortizing these rights in proportion to and over the period of estimated net servicing income. Management reviews its amortization schedules at least quarterly to assure that the carrying value of mortgage servicing is fairly stated.

    From time to time, Home Federal has purchased whole loans and loan participations in accordance with its ongoing asset/liability management objectives.

    The following table shows the loan and mortgage-backed securities origination, purchase and repayment activities of the Company for the years indicated.

	Years Ended June 30,
	2000	1999	1998
	(Dollars in Thousands)
Originations by type:
Adjustable-rate:
Real estate	$56,957	$24,476	$25,580
Non-real estate	40,198	21,637	32,659

Total adjustable-rate	97,155	46,113	58,239

Fixed-rate:
Real estate	85,324	130,108	89,582
Non-real estate	111,806	106,092	93,869

Total fixed-rate	197,130	236,200	183,451

Total loans originated	294,285	282,313	241,690

Purchases:
Loan participations	23,201	36,489	21,510
Mortgage-backed securities	23,157	21,430	16,573
Loans acquired in commercial bank and a bank branch purchase	452	29,204	—
Mortgage-backed securities acquired in commercial bank purchase	—	518	—

Total purchased	46,810	87,641	38,083

Sales:
Real estate loans	75,938	82,507	106,397
Mortgage-backed securities	3,201	4,486	477

Total sales	79,139	86,993	106,874
Principal repayments	197,453	199,914	165,509

Total reductions	276,592	286,907	272,383

Other, net	(5,729)	(12,239)	(5,622)

Net increase	$58,774	$70,808	$1,768

Nonperforming Assets and Classified Loans

    Nonperforming Assets.  See "Asset Quality" under Management's Discussion and Analysis found on page 51 of this report for discussion.

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

    When a thrift institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in amounts deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a thrift institution classifies problem assets as "loss, "it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

    In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 2000, the Bank had classified $7.9 million of its assets as special mention (including certain loans discussed herein), $8.5 million as substandard (including certain loans discussed herein), and approximately $715,000 as doubtful. Classified assets at June 30, 2000 consisted of the $2.9 million of nonperforming assets, and the $14.2 million of other loans of concern. See "Asset Quality" under Management's Discussion and Analysis found on page 51 of this report for further discussion.

    The Company includes all loans considered impaired in nonaccrual loans. The amount of impaired loans was not significant at June 30, 2000.

    The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2000. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual amounts which are overdue.

	At June 30, 2000
	REAL ESTATE						NON REAL ESTATE
	One- to four-family			Commercial			Consumer			Credit Card			Business			Agricultural
	Number	Amount	Percent of Total Loans	Number	Amount	Percent of Total Loans	Number	Amount	Percent of Total Loans	Number	Amount	Percent of Total Loans	Number	Amount	Percent of Total Loans	Number	Amount	Percent of Total Loans
								(Dollars in Thousands)
Loans delinquent for:
30-59 days	7	$453	0.08%	5	$212	0.03%	106	$835	0.14%	1,430	$605	0.10%	17	$1,022	0.18%	1	$10	0.00%
60-89 days	2	62	0.01	1	37	0.01	28	236	0.04	1,216	571	0.10	4	293	0.05	1	9	0.00
90 days and over	7	549	0.09	1	161	0.03	20	344	0.06	1,020	514	0.09	6	922	0.16	3	22	0.00

Total delinquent loans	16	$1,064	0.18%	7	$410	0.07%	154	$1,415	0.24%	3,666	$1,690	0.29%	27	$2,237	0.39%	5	$41	0.00%

There were no construction and development loans delinquent at June 30, 2000.

There were no multi-family loans delinquent at June 30, 2000.

    The following table sets forth the amounts and categories of the Bank's nonperforming assets. Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans. The Bank did not have any material troubled debt restructurings at any of the dates presented.

	At June 30,
	2000	1999	1998	1997	1996
	(Dollars in Thousands)
Nonaccruing loans:
One- to four-family	$551	$209	$623	$618	$682
Commercial	165	46	719	154	556
Multi-family	—	—	—	—	—
Commercial business	971	111	396	—	427
Consumer(1)	317	359	482	428	340
Agricultural	31	307	—	—	—
Credit cards	—	—	—	—	—
Mobile homes	43	13	31	52	58

Total	2,078	1,045	2,251	1,252	2,063

Accruing loans delinquent more than 90 days
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer(1)	—	—	—	—	—
Agricultural	—	—	—	—	—
Credit cards	514	1,648	530	—	—
Mobile homes	—	—	—	—	—

Total	514	1,648	530	—	—

Foreclosed assets:
One- to four-family	214	366	22	311	52
Commercial	—	—	—	—	1
Multi-family	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer(1)	67	49	140	158	87
Agricultural	—	—	—	—	—
Credit cards	—	—	—	—	—
Mobile homes	15	49	67	124	88

Total	296	464	229	593	228

Total nonperforming assets(2)	$2,888	$3,157	$3,010	$1,845	$2,291

Ratio of nonperforming assets to total assets(3)	0.40%	0.48%	0.53%	0.33%	0.41%

Ratio of nonperforming loans to total loans(4)	0.46%	0.52%	0.63%	0.28%	0.49%

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

    Allowance for Loan Losses.  See "Asset Quality" under Management's Discussion and Analysis found on page 51 of this report for discussion.

    The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.

	Years Ended June 30,
	2000	1999	1998	1997	1996
	(Dollars in Thousands)
Balance at beginning of period	$11,991	$7,199	$4,526	$4,129	$4,039
Charge-offs:
One- to four-family	(92)	(56)	(95)	(104)	(23)
Commercial	—	(11)	(147)	(15)	(35)
Commercial Business	(54)	(124)	(1,065)	(757)	(487)
Consumer	(827)	(914)	(26)	—	—
Agriculture	(11)	(487)	—	—	—
Credit cards	(9,507)	(7,040)	(906)	(59)	—
Mobile homes	(56)	(84)	(184)	(186)	(305)

Total charge-offs	(10,547)	(8,716)	(2,423)	(1,121)	(850)

Recoveries:
One- to four-family	12	16	12	24	51
Commercial	6	46	—	493	58
Multi-family	—	—	—	46	6
Commercial Business	—	72	—	1	43
Consumer	282	227	184	194	100
Credit cards	1,077	515	179	19	—
Mobile homes	39	48	32	48	92

Total recoveries	1,416	924	407	825	350

Net (charge-offs)	(9,131)	(7,792)	(2,016)	(296)	(500)

Additions charged to operations	5,615	12,120	4,689	693	590
Additions from acquisition	—	464	—	—	—

Balance at end of period	$8,475	$11,991	$7,199	$4,526	$4,129

Ratio of net (charge-offs) during the period to average loans outstanding during the period	(1.72)%	(1.68)%	(0.45)%	(0.07)%	(0.12)%

Ratio of allowance for loan losses to total loans at end of period	1.52%	2.32%	1.62%	1.02%	0.98%

Ratio of allowance for loan losses to nonperforming loans at end of period(1)	326.97%	445.27%	258.86%	361.50%	200.15%

(1)
Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.

    The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

	At June 30,
	2000		1999		1998		1997		1996
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family(1)	$1,299	23.23%	$1,233	26.35%	$1,203	29.12%	$1,540	36.50%	$1,789	43.27%
Commercial and multi-family real estate(1)	1,442	25.79	1,124	24.03	967	23.41	926	21.94	957	23.21
Commercial business	844	15.10	556	11.88	377	9.13	255	6.07	132	3.21
Consumer(2)	1,536	27.47	1,268	27.11	1,219	29.49	1,254	29.73	1,060	25.69
Agricultural	323	5.77	264	5.64	150	3.63	77	1.82	—	0.00
Credit cards	2,976	1.66	7,474	3.44	3,181	2.74	329	0.51	—	0.00
Mobile homes	55	0.98	72	1.55	102	2.48	145	3.43	191	4.62

Total	$8,475	100.00%	$11,991	100.00%	$7,199	100.00%	$4,526	100.00%	$4,129	100.00%

(1)
Includes construction loans.

(2)
Excludes allowance for loan losses relating to mobile home loans and credit card loans.

Mortgage-Backed Securities

    The Bank maintains a substantial portfolio of mortgage-backed securities which it holds for investment and liquidity purposes. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments and sales, as a source of liquidity. During fiscal year 2000, the Bank had $3.2 million of sales and repayments of $7.9 million. The Bank had $23.2 million of purchases of mortgage-backed securities during fiscal year 2000. For information regarding the carrying and market values of the Bank's mortgage-backed securities portfolio, see Note 2 of the "Notes to Consolidated Financial Statements." Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of GNMA securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation." In order to reduce its risk-based capital requirement, the Bank may consider securitizing a portion of its fixed-rate mortgage loan portfolio. However, securitizing mortgage loans may result in a reduction in yield.

    The following table sets forth the contractual maturities (without any prepayment assumptions) of the Bank's mortgage-backed securities at June 30, 2000, at amortized cost.

	DUE IN
	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years	Total at June 30, 2000
	(Dollars in Thousands)
Fixed-Rate:
Federal Home Loan Mortgage Corporation	$1,814	$—	$1,811	$4,643	$1,647	$—	$9,915
Federal National Mortgage Association	839	—	1,939	2,437	—	—	5,215
Government National Mortgage Association	—	—	—	—	—	32,831	32,831
Real Estate Mortgage Investment Conduit	—	—	—	—	—	1,063	1,063

Total Fixed-Rate	2,653	—	3,750	7,080	1,647	33,894	49,024

Variable-Rate:
Resolution Trust Corporation	—	—	—	—	—	396	396
Resolution Funding Mortgage Security	—	—	—	—	—	776	776
Government National Mortgage Association						220	220
Real Estate Mortgage Investment Conduit	—	—	—	—	—	3,887	3,887
Federal Home Loan Mortgage Corporation	—	—	—	—	—	369	369

Total Variable-Rate	—	—	—	—	—	5,648	5,648

Total	$2,653	$—	$3,750	$7,080	$1,647	$39,542	$54,672

    Based on historical experience, Home Federal believes that its mortgage-backed securities will be prepaid significantly in advance of the date of maturity as reflected in the table above. For information regarding prepayment assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations and Asset/Liability and Risk Management."

Investment Activities

    Home Federal is required under OTS regulation to maintain minimum levels of investments that qualify as liquid assets. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed by management adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 4.8%. See "Regulation—Liquidity."

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

    At June 30, 2000, the Company had $5.0 million in interest-bearing deposits, and investment securities totalled $55.8 million, or 7.7% of its total assets. As of such date, the Bank also had a $6.1 million investment in the stock of the FHLB of Des Moines in order to satisfy the FHLB of Des Moines' requirement for membership. It is the Bank's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues rated investment grade. At June 30, 2000, the average term to maturity or repricing of the investment securities portfolio was 2.83 years.

    The following table sets forth the composition of the Company's and the Bank's investment portfolio at the dates indicated.

	June 30,
	2000		1999		1998
	Amortized Cost	% of Total	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollar in Thousands)
Interest-bearing deposits	$5,000	7.47%	$2,000	3.13%	$12,000	21.36%

Investment securities:
U.S. government obligations	—	0.00	4,099	6.41	2,994	5.33
Federal agency obligations	23,961	35.81	28,465	44.56	24,492	43.59
Federal Home Loan Bank debt securities	28,728	42.93	20,748	32.48	11,997	21.35
FHLMC preferred stock	—	0.00	—	0.00	500	0.89
FNMA common stock	8	0.01	8	0.01	8	0.01
Federal Agricultural Mortgage common stock	7	0.01	7	0.01	—	0.00
Tax exempt bonds	3,086	4.61	3,297	5.16	540	0.96

Subtotal	55,790	83.37	56,624	88.63	40,531	72.13

FHLB stock	6,130	9.16	5,263	8.24	3,657	6.51

Total investment portfolio	$66,920	100.00%	$63,887	100.00%	$56,188	100.00%

Average remaining life or term to repricing on investment securities, excluding FHLB stock, FHLMC Preferred Stock, FNMA common stock and Federal Agricultural Mortgage common stock	2.83 years		1.13 years		.54 years

    The composition and maturities of the investment securities portfolio, excluding equity securities are indicated in the following table.

	At June 30, 2000
					Total Investment Securities
	Less than 1 Year Cost
		1 to 5 Years Cost	5 to 10 Years Cost	Over 10 Years Cost	Cost	Market Value
	(Dollars in Thousands)
Federal agency obligations	$5,000	$43,709	$3,980	$—	$52,689	$51,244
Tax exempt bonds	377	1,979	485	245	3,086	3,059

Total investment securities	$5,377	$45,688	$4,465	$245	$55,775	$54,303

Weighted average yield	5.59%	5.94%	6.06%	6.50%	5.92%

    The Company's investment securities portfolio at June 30, 2000 contained no securities in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government or its agencies. The Company's investment securities portfolio also contained no non-investment grade or other corporate debt securities (i.e., "junk bonds"). In addition, the Company does not invest in derivatives as defined by the Financial Accounting Standards Board.

    Home Federal's investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Bank's officers within specified limits and approved in advance by the Board of Directors for transactions over these limits. At the present time, the Bank does not have any investments that are held for trading purposes. At June 30, 2000, the Company has $60.4 million of securities available for sale, including FHLB stock of $6.1 million. See Note 2 in the "Notes to Consolidated Financial Statements."

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

    In August 2000, the Company entered into a $3.0 million revolving note agreement with an unrelated bank, primarily to fund the acquisition of Mid America Capital Services, Inc. The note is secured by substantially all assets of the Company, including the Bank stock held by the Company and bears interest at a variable rate and is due August 13, 2001.

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

	At June 30,
	2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Savings accounts weighted average rates of 4.33%, 3.58%, and 2.02% at June 30, 2000, 1999 and 1998	$54,492	9.99%	$68,173	13.35%	$61,266	13.72%
NOW accounts weighted average rates of 1.95%, 1.71%, and 1.51% at June 30, 2000, 1999 and 1998	31,838	5.84	29,327	5.74	24,659	5.52
Noninterest bearing accounts	46,255	8.48	44,542	8.72	33,403	7.48
Money market accounts weighted average rates of 5.50%, 4.21%, and 4.03% at June 30, 2000, 1999 and 1998	113,334	20.77	78,961	15.46	43,868	9.84

Total transaction accounts	245,919	45.08	221,003	43.27	163,196	36.56

Certificates of Deposit:
0.00 - 3.99%	2	0.00	88	0.02	—	0.00
4.00 - 4.99%	11,115	2.04	91,472	17.91	9,891	2.22
5.00 - 5.99%	145,834	26.73	133,061	26.05	150,856	33.79
6.00 - 6.99%	135,453	24.83	59,981	11.74	97,386	21.81
7.00 - 7.99%	6,971	1.28	4,789	0.94	23,983	5.37
8.00 - 8.99%	86	0.02	336	0.07	1,055	0.24
9.00% and greater	117	0.02	—	0.00	57	0.01

Total certificates of deposit	299,578	54.92	289,727	56.73	283,228	63.44

Total deposits	$545,497	100.00%	$510,730	100.00%	$446,424	100.00%

    The following table sets forth the savings flows at the Company during the periods indicated. Net increase refers to the amount of deposits during a period less the amount of withdrawals during the period. The net deposits (withdrawals) before interest credited during the years ended June 30, 2000, 1999, and 1998 reflect management's strategy of pricing deposits to control the Bank's cost of funds. The Bank generally prices its deposits to remain competitive with other financial institutions, but does not necessarily seek to match the highest rates paid by competing institutions in its market area. Deposit flows at savings associations, however, may also be influenced by external factors such as governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts.

	Years Ended June 30,
	2000	1999	1998
	(Dollars in Thousands)
Opening balance	$510,730	$446,424	$418,186
Net deposits	9,858	977	6,039
Deposits acquired in commercial bank and a bank branch purchase	1,394	42,636	—
Interest credited	23,515	20,693	22,199

Ending balance	$545,497	$510,730	$446,424

Net increase	$34,767	$64,306	$28,238

Percent increase	6.81%	14.40%	6.75%

    The following table shows rate and repricing information for the Company's certificates of deposit as of June 30, 2000.

Certificates of Deposit Maturing in Quarter Ending:	0.00- 3.99%	4.00- 4.99%	5.00- 5.99%	6.00- 6.99%	7.00- 7.99%	8.00- 8.99%	9.00% or Greater	Total	Percent of Total
	(Dollars in Thousands)
September 30, 2000	$—	$1,702	$35,992	$6,807	$—	$62	$—	$44,563	14.88%
December 31, 2000	2	2,872	37,250	7,579	11	24	—	47,738	15.94
March 31, 2001	—	1,505	16,017	16,191	134	—	—	33,847	11.30
June 30, 2001	—	1,095	10,641	20,457	743	—	—	32,936	10.99
September 30, 2001	—	333	13,544	28,077	743	—	—	42,697	14.25
December 31, 2001	—	181	9,382	8,892	95	—	—	18,550	6.19
March 31, 2002	—	254	9,099	11,531	240	—	—	21,124	7.05
June 30, 2002	—	312	852	12,360	1,056	—	—	14,580	4.87
September 30, 2002	—	—	795	3,895	—	—	—	4,690	1.57
December 31, 2002	—	1,481	548	2,940	3,029	—	86	8,084	2.70
March 31, 2003	—	406	1,010	1,229	—	—	—	2,645	0.88
June 30, 2003	—	346	4,900	387	8	—	—	5,641	1.88
Thereafter	—	628	5,804	15,108	912	—	31	22,483	7.50

Total	$2	$11,115	$145,834	$135,453	$6,971	$86	$117	$299,578	100.00%

Percent of total	0.00%	3.71%	48.68%	45.21%	2.33%	0.03%	0.04%	100.00%

    The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2000.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$37,693	$34,689	$51,306	$104,906	$228,594
Certificates of deposit of $100,000 or more	3,170	4,276	6,891	32,621	46,958
Public funds(1)	3,700	8,773	8,586	2,967	24,026

Total certificates of deposit	$44,563	$47,738	$66,783	$140,494	$299,578

(1)
Includes certificates of deposit of $100,000 or more from governmental and other public entities.

    The Bank solicits certificates of deposit of $100,000 or greater ("jumbo certificates") from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 6 of "Notes to Consolidated Financial Statements." Deposits at June 30, 2000 and 1999 include $45.2 million and $46.8 million, respectively of deposits from one local governmental entity, the majority of which are demand accounts.

    Borrowings.  Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

    The Bank's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain of its mortgage loans and mortgage-backed securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2000, the Bank's FHLB advances totalled $111.5 million, representing 16.4% of total liabilities.

    The Company's other borrowings primarily consist of a contract for deed in the amount of $968,000 due to the purchase of land held for future development during the first quarter of fiscal 1999. See Note 7 of "Notes to Consolidated Financial Statements."

    The following table sets forth the maximum month-end balances and average balances of FHLB advances and other borrowings at the dates indicated.

	Years Ended June 30,
	2000	1999	1998
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$120,624	$90,260	$74,219
Other borrowings	1,762	1,535	524
Average Balance:
FHLB advances	$107,574	$77,078	$63,532
Other borrowings	1,739	1,292	524

    The following table sets forth certain information as to the Bank's FHLB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2000	1999	1998
	(Dollars in Thousands)
FHLB advances	$111,528	$80,078	$50,111
Other borrowings	1,492	1,535	524

Total borrowings	$113,020	$81,613	$50,635

Weighted average interest rate of FHLB advances	5.74%	5.30%	5.69%

Subsidiary Activities

    As a federally chartered thrift institution, Home Federal is permitted by OTS regulations to invest up to 2% of its assets, or $14.5 million at June 30, 2000, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of Home Federal's investment in and loans to its service corporations was approximately $289,000. Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

    Home Federal has three subsidiary corporations, Hometown Insurors, Inc. ("Hometown"), Mid-America Service Corporation ("Mid-America") and PMD, Inc. ("PMD").

    Hometown, located in Sioux Falls, South Dakota, provides a full line of insurance products to customers of Home Federal and members of the general public in Home Federal's market area. Insurance products offered by Hometown include annuities and life, health, homeowners, and auto insurance and, to a lesser extent, certain commercial-related insurance products. Home Federal had an investment in Hometown of $168,000 at June 30, 2000. Hometown had a loss before tax of $116,000 for the 2000 fiscal year. During fiscal year 2000, Home Federal infused capital of $400,000 into Hometown.

    Mid-America is an appraisal company located in Sioux Falls, South Dakota, that provides residential appraisal services to Home Federal and other lenders in the Bank's market area. At June 30, 2000, the Bank had a $120,000 investment in Mid-America. Mid-America had income before tax of $2,000 for the 2000 fiscal year.

    PMD, located in Sioux Falls, South Dakota, is engaged in the business of buying, selling and managing repossessed real estate properties. At June 30, 2000, the Bank had a $1,000 investment in PMD. PMD had no activity during fiscal year 2000.

    In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of the membership interest of this entity. The Company became the owner of 100% of HF Card Services effective as of July 1998. HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide. At June 30, 2000, the Company had a negative investment in HF Card Services of $6.9 million. HF Card Services had a net loss of $994,000 for the 2000 fiscal year. Based upon lack of performance, the Company ceased processing subprime credit card applications in March 1999.

    HomeFirst Mortgage Corp. is a South Dakota Corporation which had an office in Omaha, Nebraska. The Mortgage Corp. was a mortgage banking operation that originated one- to four-family residential loans which were sold into the secondary market. At June 30, 2000, the Company had a $1,000 investment in the Mortgage Corp. The Company ceased operations of the Mortgage Corp. during the first quarter of fiscal 1998. The Mortgage Corp. had no activity during fiscal year 2000.

    The Mortgage Corp. resumed activity in August 2000 through the acquisition of Mid America Capital Services, Inc., a company specializing in equipment leasing. This acquisition expands the Company's servicing options for commercial and municipal customers.

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

    The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. There are approximately 25 financial institutions which compete for deposits in Minnehaha County. According to information contained in reports prepared by the FDIC, the Bank is the third largest financial institution based on total deposits in Minnehaha County, excluding Citibank. Management estimates that its deposit market share in Minnehaha County, where the majority of its deposits are located, is approximately 11%, excluding Citibank.

Employees

    At June 30, 2000, the Bank had a total of 328 employees including 25 employees of the Bank's service corporations.

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

    Regulation of Federal Savings Associations.  As an office of the Department of the Treasury, the OTS has extensive authority over the operations of federal savings associations, such as the Bank. Pursuant to this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last examination of the Bank by the OTS concluded on September 1, 1999. Examiners may require a federal savings association to provide for higher general or specific loan loss-reserves.

    Assessments.  The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. In addition, the general assessment, paid on a semi-annual basis, is computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations (unlike the Bank) that are classified as "troubled" are required to pay a 50% premium over the standard assessment. The Bank's OTS assessment (standard assessment) for the fiscal year ended June 30, 2000 was approximately $122,000.

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

    Under the HOLA, savings associations are generally subject to the same limits on Loans to One Borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 2000, the Bank's lending limit under this restriction was $7.3 million. In addition, the Bank may provide purchase money financing for the sale of any asset without regard to the Loans to One Borrower limitation so long as no new funds are advanced and the Bank is not placed in a more detrimental position than if it had held the asset. Home Federal is in compliance with the loans-to-one-borrower limitation.

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

    On September 30, 1996, Congress passed and President Clinton signed into law The Deposit Insurance Funds Act of 1996 ("Funds Act") to resolve the deposit insurance premium disparity. The Funds Act also included extensive regulatory relief for banks and thrifts. The Funds Act included a one-time special assessment on SAIF deposits to be imposed to bring the fund's reserve ratio to the statutory required 1.25 percent. The assessment rate was 65.7 basis points on deposits as of March 31, 1995 resulting in an assessment of $2.6 million on the Bank's deposits as recorded of March 31, 1995 which was paid on November 29, 1996. In addition, the Funds Act includes the following items which affect SAIF members: (1) Pro-rata sharing of the Financing Corporation ("FICO") obligation among Bank Insurance Fund ("BIF") and SAIF members began January 1, 2000. From 1997 through 1999, partial sharing occurred, with SAIF deposits assessed 6.44 basis points and BIF deposits 1.29 basis points (2) The FDIC is prohibited from setting the semi-annual assessment at a rate in excess of that needed to maintain or meet the required reserve ratio. Until the funds are merged, the FDIC is permitted to rebate or credit excess premiums to BIF members only (3) For a three-year period, the banking regulators are authorized to prevent SAIF insured institutions from "facilitating or encouraging" customers to shift their deposits to BIF-insured affiliates for the purpose of evading the SAIF premium and (4) Pro-rata FICO sharing began and the ban on deposit shifting ended on January 1, 2000. As a result of these changes in the Funds Act, the Bank's deposit assessment was decreased.

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

    The capital regulations require tangible capital not less than 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related earnings on withdrawable accounts and deposits that qualify as core capital. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and other categories must be deducted from tangible capital. At June 30, 2000, Home Federal had $2.2 million of unamortized loan servicing rights, none of which were required to be deducted from tangible capital.

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

    At June 30, 2000, the Bank had Tier I (Core) capital equal to $42.0 million, or 5.83% of adjusted total assets, which is $20.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

    The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, and up to 25% of other intangibles which meet certain separate salability and market valuation tests. At June 30, 2000, the Bank had $4.8 million in intangible assets which were subject to these tests. The amount of servicing rights includable as core capital is limited to 50% of such capital.

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

    The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital up to 100% of core capital. At June 30, 2000, Home Federal had no capital instruments that qualified as supplementary capital and $8.5 million of general loss reserves, which was in excess of 1.25% of risk-weighted assets by $2.1 million.

    Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Home Federal had no such exclusions from capital and assets at June 30, 2000.

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

    On June 30, 2000, the Bank had total risk based capital of $48.4 million (including $42.0 million in core capital and $6.4 million in qualifying supplementary capital) and risk-weighted assets of $509.0 million (including $1.5 million in converted off-balance sheet assets), or total capital of 9.5% of risk-weighted assets. This amount was $7.7 million above the 8.0% requirement in effect on that date.

    The following table sets forth Home Federal's compliance with its capital requirements at June 30, 2000.

	Amount(2)	Percent of Applicable Assets(1)
	(Dollars in Thousands)
GAAP capital	$45,071	6.23%

Tier I (Core) capital	$41,989	5.83%
Required(3)	21,594	3.00

Excess over requirement	$20,395	2.83%

Risk based capital(4)	$48,378	9.50%
Required	40,723	8.00

Excess over requirement	$7,655	1.50%

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

(4)
Includes qualifying supplementary capital of $6.4 million.

    Under FDICIA all the Federal banking agencies, including the OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans.

    The OTS has adopted a final rule which requires every savings association with more than normal interest rate risk to deduct from total capital an amount equal to 50% of its interest-rate risk exposure multiplied by the market value of its assets. This exposure is a measure of the potential decline in the market value of portfolio equity of a savings association greater than 2%, based upon a hypothetical

200 basis point increase or decrease in interest rates (whichever results in a greater decline) affecting on- and off-balance sheet assets and liabilities. Given Home Federal's capital position, this rule is not expected to have a material impact on its financial condition or results of operations. The OTS has delayed implementation of this Rule as of June 30, 2000.

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

    Liquidity.  All savings associations, including Home Federal, are required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Furthermore, every savings association must maintain sufficient liquidity to ensure its safe and sound operation. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

    Monetary penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 2000, the Bank was in compliance with the liquidity requirements, with the overall liquid asset ratio at 4.8%.

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

    Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less the sum of goodwill and other intangible assets, properties used to conduct the savings association's business and specified liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. At June 30, 2000, the Bank maintained 78.06% of its portfolio assets in qualified thrift investments, and thus met the test. The Bank has always met the QTL test since its inception.

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

    Federal Reserve System.  The Federal Reserve Board (FRB) requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $39.3 million. The amount of aggregate transaction accounts in excess of $39.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $5.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. At June 30, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

    Savings associations are authorized to borrow from the Federal Reserve Bank ("FRB") "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

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

    As a member, Home Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2000, Home Federal had $6.1 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.81% and were 6.55% for fiscal year 2000.

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

    For the fiscal year ended June 30, 2000, dividends paid by the FHLB of Des Moines to Home Federal totalled approximately $387,000, which constitute a $116,000 increase in the amount of dividends received in fiscal 1999. The $105,000 dividend received for the quarter ended June 30, 2000 reflects an annualized rate of 6.86% or 9.90% increase from the rate for the same period in fiscal 1999.

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

    To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2000, the Bank's Excess for tax purposes totalled approximately $4.8 million.

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

    Curtis L. Hage—Mr. Hage, age 54, is Chairman, President and Chief Executive Officer of the Bank. He was elected Chairman of the Board of Directors of the Bank in September 1996 and has held the position of President and Chief Executive Officer of the Bank since February 1991. Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986. Since joining the Association in 1968, he served in various capacities prior to being elected Executive Vice President. Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

    Gene F. Uher—Mr. Uher, age 52, is Executive Vice President/Chief Operations Officer and Secretary, a position he has held since March 1997. He was employed as Executive Vice President for Packers Bank, Omaha, Nebraska from 1996 until joining Home Federal. Prior to that time, he was employed as Executive Vice President/Chief Operating Officer for Conservative Savings Bank, F.S.B., Omaha, Nebraska from 1989 to 1996. Mr. Uher received his B.A. degree from Lincoln School of Commerce, Lincoln, Nebraska. He is a graduate of the School of Executive Development at University of Connecticut.

    Brent E. Johnson—Mr. Johnson, age 38, is Senior Vice President/Chief Financial Officer and Treasurer, a position he has held since November 1998. Mr. Johnson served as Chief Financial Officer and Cashier with Mercantile Bank of Western Iowa and as Chief Financial Officer of Hawkeye Bancorporation in Des Moines, Iowa, from 1986 to 1998. Mr. Johnson received his B.S. degree from Northwest Missouri State University, and is also a Certified Public Accountant.

    David A. Brown—Mr. Brown, age 38, is Senior Vice President/Senior Commercial Lending Officer, a position he has held since November 1999. Prior to joining Home Federal, Mr. Brown served as Vice President/Manager Commercial Banking at Firstar Bank, Sioux City, Iowa, a position he held since December 1998. Mr. Brown received his Masters of Business Administration and a B.S. in Business Administration from University of South Dakota.

    Mary F. Hitzemann—Ms. Hitzemann, age 47, is Senior Vice President/Human Resources, a position she has held since October 1993. Ms. Hitzemann joined Home Federal in January 1993. Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992. Ms. Hitzemann received her B.A. degree from Augustana College.

    Terry L. Kappes—Mr. Kappes, age 46, is Senior Vice President/Retail Banking, a position he has held since June 1998. Prior to that time, he was employed with Bank One—Colorado, Grand Junction, Colorado from 1993 until joining Home Federal with his most recent position being Senior Vice President/Retail Market Manager. Mr. Kappes served as Senior Vice President for First Bank System, Billings, Montana from 1988 to 1991 and First Bank of South Dakota, Sioux Falls, South Dakota from 1977 to 1988. Mr. Kappes received his B.A. degree from Oral Roberts University, Tulsa, Oklahoma.

    John E. Roers—Mr. Roers, age 53, is Senior Vice President/Agricultural Lending, a position he has held since joining Home Federal on October 31, 1995. Prior to that time, he was employed as Agricultural Loan Officer and Department Manager for Western Bank, Sioux Falls (then First Bank) from June 1981 to October 1996 and for Western Bank, Marshall, Minnesota from February 1974 to May 1981. Mr. Roers received his Bachelor of Science and Masters of Science from North Dakota State University.

    Mark S. Sivertson—Mr. Sivertson, age 42, is Senior Vice President/Trust Officer, a position he has held since July 1996. He joined Home Federal in February 1995 as Vice President/Trust Officer. Prior to joining Home Federal, Mr. Sivertson was Vice President and Trust Officer in charge of the

Investment Management and Trust Department at Western Bank. He holds a law degree from the University of North Dakota and the Certified Trust Financial Advisor designation from the American Bankers Association.

    Gary L. Smith—Mr. Smith, age 46, is Senior Vice President/Information Systems, a position he has held since July 1998. Mr. Smith joined Home Federal in 1979 and was promoted to Vice President in 1988. He received his B.S. from the University of South Dakota.

    Michael H. Zimmerman—Mr. Zimmerman, age 47, is Senior Vice President/Senior Retail Lending Officer, a position he has held since joining Home Federal in August 1996. Prior to that time, he was employed as Vice President/Mortgage Loan Manager for First Trust and Savings Bank, Cedar Rapids, Iowa from October 1995 to August 1996 and as Vice President/Eastern Regional Manager for Homeland Savings Bank FSB, Waterloo, Iowa from May 1995 to October 1995; and as Vice President/ Manager Real Estate Lending for Homeland Bank, N.A., Waterloo, Iowa from August 1992 to April 1995. Mr. Zimmerman received his B.A. from Dana College, Blair, Nebraska.

    M. Jay Beasley—Mr. Beasley, age 59, is Vice President/Trust Officer, a position he has held since joining the Bank in March 2000. He was employed by Norwest Banks as Assistant Vice President and Trust Officer in their Trust and Investment Management Department from 1990 to March 2000. He holds a B.A. from the University of Minnesota-Duluth and Certified Trust Financial Advisor designation from the American Bankers Association.

    Roxanne R. Bobolz—Ms. Bobolz, age 44, is Vice President/Market Manager for the Bank. She joined Home Federal in January 1999 as Bank Market Manager and was promoted to her current position in March 1999. Ms. Bobolz is responsible for the Dakota Dunes market area.

    Terry J. Cleberg—Mr. Cleberg, age 36, is Vice President/Commercial Business Lending. He joined the Bank in June 1998 as a Commercial Loan Officer and was promoted to his current position in March 1999. Prior to joining the Bank, he was Assistant Vice President/Commercial Lending for F&M Bank in Watertown from 1995 to 1998; and as Commercial Loan Officer for National Bank of Commerce, Lincoln, Nebraska from 1993 to 1995. Mr. Cleberg received his B.S. in Finance from the University of Wisconsin-Lacrosse.

    Cristie M. Lawson—Ms. Lawson, age 31, is Vice President/Controller for the Bank. Ms. Lawson joined the Bank in March 1995 as Staff Accountant. She has held various positions of increasing responsibility within the Accounting Department and was promoted to her current position in July 2000. Ms. Lawson received her B.A. from Augustana College and is also a Certified Public Accountant (CPA).

    Michael J. Echols—Mr. Echols, age 56, is Vice President/Loan Service, a position he has held since joining the Bank in June 1996. Prior to that time he was employed by South Dakota Housing Development Authority as Executive Director from 1974 to 1996.

    Theodore R. "Ted" Ellinger—Mr. Ellinger, age 52, is Vice President/Market Manager. He joined Home Federal in July 1974 and was promoted to his present position in October 1993. Mr. Ellinger is responsible for the Canton, Freeman, Lennox and Parker branches.

    Randall D. Fink—Mr. Fink, age 46, is Vice President/Mortgage Loan Production Manager, a position he has held since October 1995. In January 1983, Mr. Fink joined Home Federal and in 1989 was promoted to Vice President/Single Family Lending.

    Theresa L. "Terry" Flamboe—Ms. Flamboe, age 48, is Vice President/Market Manager. She joined Home Federal in September 1998 and was promoted to her present position in March 1999. Ms. Flamboe is responsible for the Aberdeen Downtown, Aberdeen East and Redfield market areas. Ms. Flamboe received her B.A. from the University of Wyoming.

    Anne M. Fuehrer—Ms. Fuehrer, age 39, is Vice President/Marketing, a position she has held since joining the Bank in October 1998. She was employed by First National Bank in Sioux Falls as Marketing/ Compliance Officer from 1988 to 1998. Ms. Fuehrer received her B.S. from St. Cloud State University.

    LaVonne R. Grassel—Ms. Grassel, age 49, is Vice President/Market Manager for the Bank. She joined the Bank in January 1994 and was promoted to her current position in July 1999. She is responsible for the branches located in the Sioux Falls market area. Prior to that time, she was employed for 19 years with US Bank, Minnesota, and held the position of Vice President Retail Banking. Ms. Grassel received her B.A. from Bethel College, St. Paul, Minnesota.

    Jack P. Hearst—Mr. Hearst, age 48, is Vice President/Credit Cards, a position he has held since March 1999. He was employed by Citicorp-Corporate Control and Risk Assessment as the Audit Director for Citicorp. Bankcards. Mr. Hearst received a B.S. from the University of Missouri.

    Diane K. Hovda—Ms. Hovda, age 55, is Vice President/Financial Management, a position she has held since June of 1997. She joined Home Federal in May 1995 as Vice President/Bank Coordinator. Prior to that time, she was employed by Western Bank, Sioux Falls from 1974 to 1995, and for First National Bank and National Bank of South Dakota from 1966 to 1974.

    Paul S. Jordahl—Mr. Jordahl, age 51, is Vice President/Commercial Business Lending. He joined Home Federal in December 1993 and was promoted to his present position in March 1999. He was employed by First Savings Bank as Senior Credit Officer from 1983 to 1993. From 1973 to 1983, Mr. Jordahl was a Farm Real Estate Lender for the Federal Land Bank. Mr. Jordahl received his B.S. from South Dakota State University.

    David C. Kalil—Mr. Kalil, age 44, is Vice President/Market Manager. He joined Home Federal in March 1997 and was promoted to his present position in March 1999. Mr. Kalil is responsible for the Pierre, Mobridge and Winner market areas. He received his B.S. from North Dakota State University.

    Faye A. Lee—Ms. Lee, age 42, is Vice President/Loan Operations. She joined Home Federal in 1984, and has held various positions within the Bank during that time. Ms. Lee most recently served as Vice President/Retail Loan Processing.

    Sharon A. Manuel—Ms. Manuel, age 50, is Vice President/Electronic Banking. She joined Home Federal in April 1994. Ms. Manuel is responsible for managing technology-oriented projects such as automated telephone banking, debit card, bill payment services and home banking. Prior to joining Home Federal, she was employed by Citibank for 13 years.

    Gary G. Sieverding—Mr. Sieverding, age 42, is Vice President/Commercial Business Lending. He joined Home Federal in 1996 and was promoted to his present position in 1997. Prior to joining Home Federal, he was with First Savings Bank—Sioux Falls, First Bank of South Dakota, N.A. and Western Bank in various management capacities. Mr. Sieverding received his education from South Dakota State University, Brookings, SD and his ABA from the National Commercial Lending School, Norman, OK.

    Natalie A. Solberg—Ms. Solberg, age 37, is Vice President/ Retail Support, a position she has held since 1997. She joined Home Federal in February 1994 and was promoted to Vice President/In-Touch Banking in October 1995. Prior to joining Home Federal, she was the Customer Service Manager and various other positions for Bank of New York from October 1989 to October 1993. She received her B.S. from Northern State University.

    Jacob M. Stahl—Mr. Stahl, age 32, is Vice President/Market Manager, a position he has held since joining Home Federal in January 2000. He is responsible for the Dell Rapids, Brookings, Watertown, Crooks, Chester, Colman and Wentworth market areas. He was employed as Assistant Vice President and Compliance Officer for First National Bank of Freeman, Freeman, South Dakota, from July 1994 to December 1999. Prior to that time, he was a commissioned bank examiner for the Federal Deposit Insurance Corporation from June 1990 to July 1994. Mr. Stahl received is B.S. in Business Administration and B.A. in History from Bethel College and also received his Masters in Banking from the University of Wisconsin Graduate School of Banking.

    Mark S. Swenson—Mr. Swenson, age 36, is Vice President/Commercial Business Lending. Mr. Swenson joined Home Federal in May 1995 as Vice President/Bank Manager, and was promoted to his current position in April 2000. Prior to that time, he was employed as Managing Officer, Senior Personal Banking Officer, Marketing Specialist for Western Bank Northeast, Sioux Falls from 1986 to May 1996. Mr. Swenson received his B.S. from South Dakota State University and his M.B.A. from the University of South Dakota.

    Kirk L. Waugh—Mr. Waugh, age 33, is Vice President/Mortgage Loan Operations. He joined Home Federal in June 1987, and has held various positions within the Bank during that time, most recently serving as Vice President/Secondary Market Manager.

    Michael Westberg—Mr. Westberg, age 33, is Vice President/Market Manager, a position he has held since July 1999. He is responsible for the Brandon and North Cliff branches. Mr. Westberg joined Home Federal in February 1996 as a Branch Manager. Prior to that time, he was Assistant Vice President/ Branch Manager for First Savings Bank, Beresford from 1992 to 1996; and for The Associates, Dallas, Texas, from 1989 - 1992. Additionally, he attended the Illinois State University majoring in business.

    Kent F. Wigg—Mr. Wigg, age 53, is Vice President/Financial Management, a position he has held since joining Home Federal in September 1995. Prior to that time, he was employed by Western Bank, Sioux Falls (then First Bank) from August 1985 to September 1995; and for First National Bank, Sioux City, Iowa from May 1974 to August 1985. He received his B.S. from Iowa State University and his MBA from University of South Dakota. Additionally, he is a Graduate of Colorado School of Banking, a Certified Trust Specialist (CTS), a Certified Investment Specialist (CIS) and a Certified Financial Planner (CFP).

    Cheri L. Wolfe—Ms. Wolfe, age 42, is Vice President/General Auditor, a position she has held since joining the Bank in December 1999. She was employed as Controller for The Summit Group from November 1996 to November 1999. Prior to that time, she was employed as Finance Officer for First Premier Bank, Sioux Falls, South Dakota from March 1995 to November 1996. Ms. Wolfe received her B.A. degree from Augustana College. Additionally, she is a Certified Public Accountant (CPA) and Certified Internal Auditor (CIA).

Item 2. Properties

    The Company and the Bank conduct their business at their main office located at 225 S. Main at 11th, Sioux Falls, South Dakota, 57104. Currently, the Bank also conducts business from 27 other retail banking locations located in its primary market area.

    The Bank owns each of its branch offices, except for six offices that it leases. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 2000 was $13.7 million. See Note 5 of "Notes to Consolidated Financial Statements."

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

Item 4. Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Stock Listing

    The Company's Common stock is traded under the symbol "HFFC" on the NASDAQ National Market System.

    The following table sets forth the range of high and low sale prices for the Company's Common Stock for each of the fiscal quarters of the two years ended June 30, 2000 and 1999. Quotations for such periods are as reported by NASDAQ for National Market System issues.

FISCAL 2000	HIGH	LOW
1st Quarter	$13.94	$11.19
2nd Quarter	$13.00	$10.13
3rd Quarter	$11.75	$8.06
4th Quarter	$9.75	$8.00
FISCAL 1999	HIGH	LOW
1st Quarter	$23.50	$14.50
2nd Quarter	$18.63	$12.00
3rd Quarter	$18.38	$15.50
4th Quarter	$13.75	$12.13

    As of September 15, 2000, the Company had 567 holders of record of its Common Stock.

    The transfer agent for the Company's Common Stock is ChaseMellon Shareholder Services, PO Box 3315, South Hackensack, New Jersey, 07606-1915.

Dividends

    HF Financial Corp. paid quarterly cash dividends of $0.10 per share throughout fiscal year 2000. In addition, HF Financial Corp. paid quarterly cash dividends of $0.09 throughout fiscal year 1999. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of HF Financial Corp., tax considerations, industry standards, economic conditions, general business practices and other factors the board of directors deems relevant. On July 26, 2000, the Board of Directors approved an increase in cash dividends to $0.105 per share and HF Financial Corp. paid the respective cash dividends on August 24, 2000 to shareholders of record on August 10, 2000. HF Financial Corp.'s ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Home Federal Savings Bank (the "Bank"), which are subject to federal and state regulations.

Sales of Unregistered Stock

    The Company has had no sales of unregistered stock within the last three fiscal years.

Item 6. Selected Financial Data

    The following table sets forth selected financial data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and results of Operations." The Company's selected financial statement and operations data for each of the years set forth below have been derived from financial statements which have been audited by McGladrey & Pullen, LLP, independent public accountants.

	At June 30,
	2000	1999	1998	1997	1996
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$724,997	$658,622	$570,979	$562,114	$554,659
Loans receivable, net	542,494	492,302	426,522	440,019	413,143
Loans held for sale	8,257	11,755	9,616	3,483	7,280
Mortgage-backed securities available for sale	53,001	41,583	39,647	30,340	59,495
Securities available for sale	60,445	61,023	44,232	46,940	41,168
Deposits	545,497	510,730	446,424	418,186	398,166
Advances from FHLB of Des Moines and other borrowings	113,020	81,613	50,635	74,743	90,123
Stockholders' equity	46,943	48,558	56,601	52,974	51,263

	Years Ended June 30,
	2000	1999	1998	1997	1996
	(Dollars in Thousands, Except Per Share Data)
Selected Operations Data:
Interest and dividend income	$53,131	$46,119	$46,201	$44,012	$43,465
Interest expense	29,601	24,658	25,449	24,832	25,761

Net interest income	23,530	21,461	20,752	19,180	17,704
Provision for losses on loans	5,615	12,120	4,689	693	590

Net interest income after provision for losses on loans	17,915	9,341	16,063	18,487	17,114
Credit card fee income	7,010	12,064	6,163	613	—
Loan servicing income	1,381	1,263	1,187	1,150	689
Loan fees and service charges	1,131	1,231	1,184	946	791
Gain on sale of securities, net	185	1	226	150	500
Other noninterest income	5,563	4,490	4,871	3,613	3,668
Noninterest expense	(24,976)	(26,415)	(19,983)	(19,703)	(15,147)

Income before income taxes	8,209	1,975	9,711	5,256	7,615
Income tax expense	2,942	924	3,238	1,582	2,893

Net income	$5,267	$1,051	$6,473	$3,674	$4,722

Earnings per share:(4)
Basic	$1.36	$0.25	$1.46	$0.81	$1.03
Diluted	$1.34	$0.24	$1.42	$0.79	$1.00
Dividends per share(5)	$0.40	$0.37	$0.28	$0.24	$0.22
Dividends payout ratio	29.31%	143.77%	19.28%	29.48%	21.41%

	Years Ended June 30,
	2000	1999	1998	1997	1996
	(Dollars in Thousands)
Other Data:
Interest rate spread (average during period)	3.43%	3.50%	3.40%	3.24%	2.88%
Net interest margin(1)	3.65	3.84	3.80	3.64	3.31
Average interest-earning assets to average
interest-bearing liabilities	1.05	1.08	1.09	1.08	1.09
Equity to total assets (end of period)	6.47	7.37	9.91	9.42	9.24
Equity-to-assets ratio (ratio of average equity to average total assets)	6.85	8.96	9.59	9.25	8.97
Nonperforming assets to total assets (end of period)(2)	0.40	0.48	0.53	0.33	0.41
Allowance for loan losses to nonperforming loans (end of period)(3)	326.97	445.27	258.86	361.50	200.15
Allowance for loan losses to total loans (end of period)	1.52	2.32	1.62	1.02	0.98
Nonperforming loans to total loans (end of period)(3)	0.46	0.52	0.63	0.28	0.49
Other noninterest expense to average total assets	3.66	4.48	3.47	3.55	2.71
Net interest income after provision (recoveries) for losses on loans to noninterest expense (end of period)	71.73	35.36	80.38	93.83	112.99
Return on assets (ratio of net income to average total assets)	0.77	0.18	1.13	0.66	0.85
Return on equity (ratio of net income to average equity)	11.27	1.99	11.73	7.17	9.43
Number of full-service offices	27	25	19	19	19

1)
Net interest income divided by average interest-earning assets.

3)
Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.

4)
Earnings per share are retroactively adjusted for the three-for-two stock split in the form of a stock dividend payable to shareholders of record on May 8, 1998.

5)
Dividends per share are retroactively adjusted for the three-for-two stock split in the form of a stock dividend payable to shareholders of record on May 8, 1998.

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

    This Form 10-K and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements that deal with future results, expectations, plans or performance. See "Forward-Looking Statement" under Management's Discussion and Analysis found on page 62 of this report for further discussion.

Financial Condition Data

    At June 30, 2000, the Company had total assets of $725.0 million, an increase of $66.4 million from the level at June 30, 1999. The increase in assets was due primarily to an increase in loans receivable of $50.2 million, mortgage-backed securities available for sale of $11.4 million and cash and cash equivalents of $9.7 million. The increase in loans receivable, mortgage-backed securities available for sale and cash and cash equivalents was funded primarily by an increase in deposits of $34.8 million and an increase in advances from Federal Home Loan Bank ("FHLB") and other borrowings of $31.4 million from the levels at June 30, 1999. In addition, stockholders' equity decreased from $48.6 million at June 30, 1999 to $46.9 million at June 30, 2000, primarily due to the purchase of treasury stock of $4.9 million, the payment of cash dividends of $1.5 million and the change in net unrealized loss on securities available for sale of $715,000 which was partially offset by net income of $5.3 million.

    The increase in loans receivable of $50.2 million was due primarily to purchases and originations of principal exceeding amortizations and prepayments of principal.

    The increase in mortgage-backed securities available for sale of $11.4 million was primarily the result of purchases of $23.2 million exceeding sales, amortizations and prepayments of principal. The Bank's purchases of mortgage-backed securities available for sale were comprised primarily of thirty year, fixed-rate mortgage-backed securities.

    The $34.8 million increase in deposits was primarily due to an increase in money market accounts of $34.4 million and an increase in certificates of deposit of $9.9 million offset by a reduction in saving accounts of $13.7 million. These increases were primarily the result of a focused marketing campaign in money market accounts during the fiscal year.

    Advances from the FHLB and other borrowings increased $31.4 million for the year ended June 30, 2000 primarily due to the Company obtaining new advances in the amount of $288.1 million which were partially offset by payments of $256.7 million on advances and other borrowings during the fiscal year.

Analysis of Net Interest Income

    Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

    Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the years ended June 30, 2000, 1999 and 1998 include fees which are considered adjustments to yield.

	YEARS ENDED JUNE 30,
	2000			1999			1998
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$530,738	$46,135	8.69%	$465,002	$40,616	8.73%	$445,511	$40,154	9.01%
Mortgage-backed securities	51,878	3,390	6.53%	44,735	2,664	5.96%	32,213	2,023	6.28%
Other investment securities(2)	55,420	3,219	5.81%	44,357	2,568	5.79%	62,931	3,687	5.86%
FHLB stock	5,898	387	6.56%	4,232	271	6.40%	4,940	337	6.82%

Total interest-earning assets	$643,934	$53,131	8.25%	$558,326	$46,119	8.26%	$545,595	$46,201	8.47%

Noninterest-earning assets	38,317			30,824			29,712

Total assets	$682,251			$589,150			$575,307

Interest-bearing liabilities:
Deposits:
Checking and money market	$161,952	$5,296	3.27%	$111,899	$2,942	2.63%	$89,429	$2,273	2.54%
Savings	44,976	1,533	3.41%	48,958	1,533	3.13%	53,260	1,904	3.57%
Certificates of deposit	297,788	16,633	5.59%	278,256	15,878	5.71%	294,797	17,554	5.95%

Total deposits	$504,716	$23,462	4.65%	$439,113	$20,353	4.64%	$437,486	$21,731	4.97%
FHLB advances and other borrowings	109,331	6,139	5.62%	78,797	4,305	5.46%	64,350	3,718	5.78%

Total interest-bearing liabilities	$614,047	$29,601	4.82%	$517,910	$24,658	4.76%	$501,836	$25,449	5.07%

Other liabilities	21,459			18,435			18,278

Total liabilities	$635,506			$536,345			$520,114
Equity	46,745			52,805			55,193

Total liabilities and equity	$682,251			$589,150			$575,307

Net interest income; interest rate spread		$23,530	3.43%		$21,461	3.50%		$20,752	3.40%

Net interest margin(3)			3.65%			3.84%			3.80%

(1)
Includes interest on accruing loans past due 90 days or more.

(2)
Includes primarily U.S. Government and agency securities.

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

	Years Ended June 30,			Years Ended June 30,
	2000 vs. 1999			1999 vs. 1998
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$5,728	$(209)	$5,519	$1,730	$(1,268)	$462
Mortgage-backed securities	446	280	726	766	(125)	641
Other investment securities(2)	641	10	651	(1,081)	(38)	(1,119)
FHLB stock	108	8	116	(46)	(20)	(66)

Total interest-earning assets	$6,923	$89	$7,012	$1,369	$(1,451)	$(82)

Interest-bearing liabilities:
Deposits:
Checking and money market	$1,476	$878	$2,354	$581	$88	$669
Savings	(131)	131	—	(145)	(226)	(371)
Certificates of deposit	1,103	(348)	755	(964)	(712)	(1,676)

Total deposits	2,448	661	3,109	(528)	(850)	(1,378)
FHLB advances and other borrowings	1,692	142	1,834	812	(225)	587

Total Interest-bearing liabilities	$4,140	$803	$4,943	$284	$(1,075)	$(791)

Net interest income increase			$2,069			$709

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

	At June 30,
	2000	1999	1998
	(Dollars in Thousands)
Total nonaccruing loans	$2,078	$1,045	$2,251
Total accruing loans delinquent more than 90 days	514	1,648	530
Total foreclosed assets(2)	296	464	229

Total nonperforming assets	$2,888	$3,157	$3,010

Ratio of nonperforming assets to total assets	0.40%	0.48%	0.53%

Ratio of nonperforming loans to total loans(1)	0.49%	0.52%	0.63%

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

    Nonperforming assets decreased from $3.2 million at June 30, 1999 to $2.9 million at June 30, 2000, a decrease of $269,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased from 0.48% at June 30, 1999 to 0.40% at June 30, 2000.

    Nonaccruing loans increased to $2.1 million at June 30, 2000 from $1.0 million at June 30, 1999, an increase of $1.0 million. Included in nonaccruing loans at June 30, 2000 were eight loans totaling $551,000 secured by one- to four-family real estate, two loans in the amount of $165,000 secured by commercial real estate, four mobile home loans totaling $43,000, seven commercial business loans totaling $971,000, four agriculture loans totaling $31,000 and twenty consumer loans totaling $317,000. For the year ended June 30, 2000, gross interest income of $667,000 would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms. Gross interest income of $499,000 was recognized as income on loans accounted for on a nonaccrual basis.

    Accruing credit card loans delinquent more than 90 days decreased from $1.6 million at June 30, 1999 to $514,000 at June 30, 2000. A total of $1.7 million of credit card loans were delinquent 30 days at June 30, 2000 as compared to $5.2 million at June 30, 1999. Net credit card loan charge-offs for the year ended June 30, 2000 were $8.4 million as compared to $6.5 million for the same period in fiscal 1999. Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $2.8 million in the next six months. Of this amount about 77% will be a charge-off against allowance for credit card loan losses, of which the Company currently maintains an allowance for credit card loan losses equal to 31% of the outstanding credit card loan balance, or about $3.0 million. The remaining 23% will be charged against credit card fee income, interest income and credit card fee income in future periods. Based upon lack of performance, the Company ceased processing subprime credit card applications in March 1999.

    As of June 30, 2000, the Bank had $296,000 of foreclosed assets. The balance of foreclosed assets at June 30, 2000 consisted of $67,000 in consumer collateral (excluding mobile home loans), $15,000 in mobile homes and $214,000 in single-family residences.

    At June 30, 2000, the Bank had approximately $14.2 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank's management believes that the June 30, 2000 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at June 30, 2000 will be adequate in the future.

    The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated.

	Years Ended June 30,
	2000	1999	1998
	(Dollars In Thousands)
Balance at beginning of period	$11,991	$7,199	$4,526
Total charge-offs	(10,547)	(8,716)	(2,423)
Total recoveries	1,416	924	407

Net (charge-offs)	(9,131)	(7,792)	(2,016)
Additions charged to operations	5,615	12,120	4,689
Additions from acquisition	—	464	—

Balance at end of period	$8,475	$11,991	$7,199

Ratio of net (charge-offs) during the period to average loans outstanding during the period	(1.72)%	(1.68)%	(0.45)%

Ratio of allowance for loan losses to total loans at end of period	1.52%	2.32%	1.62%

Ratio of allowance for loan losses to nonperforming loans at end of period	326.97%	445.27%	258.86%

    The allowance for loan losses was $8.5 million at June 30, 2000 as compared to $12.0 million at June 30, 1999. The ratio of the allowance for loan losses to total loans was 1.52% at June 30, 2000 and 2.32% at June 30, 1999. The Bank's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Bank continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate. The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000. A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. In regard to credit card loans, the Company is providing a reserve of 31% of the loan balance until the credit card portfolio becomes seasoned. As of June 30, 2000, $3.0 million of the $8.5 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan portfolio and have made no recommendations for increases in the allowances during the three year period ended June 30, 2000.

    Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

    Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Bank's allowances result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2000, the Bank had a total allowance for loan losses of $8.5 million, or 1.5% of total loans. See Note 1 of the "Notes to Consolidated Financial Statements" for a description of the Bank's policy regarding the provision for losses on loans.

Comparison of the Years Ended June 30, 2000 and June 30, 1999

    General.  The Company's net income increased $4.2 million to $5.3 million for the year ended June 30, 2000 as compared to $1.1 million for the year ended June 30, 1999. As discussed in more detail below, this increase was due primarily to an increase in interest income of $7.0 million, a decrease in provision for losses on loans of $6.5 million and a decrease in noninterest expense of $1.4 million. These increases to income were partially offset by an increase in interest expense of $4.9 million, a decrease in noninterest income of $3.8 million and an increase in income tax expense of $2.0 million.

    Interest Income.  Interest income increased $7.0 million from $46.1 million for the year ended June 30, 1999 to $53.1 million for the year ended June 30, 2000. The $85.6 million increase of average earning assets resulted in a $6.9 million increase in interest income. Average loan balances increased $65.7 million due to originations and purchases exceeding amortizations, prepayments and sales and from loans acquired in new branch acquisitions and openings during the last half of fiscal 1999 and fiscal 2000. The Company continues to manage yields by changing the types of loans that comprise the portfolio to loans that have a higher yield than single-family real estate loans. Commercial business loans and agricultural loans comprise 20.87% of the total loan portfolio at June 30, 2000 as compared to 17.52% at June 30, 1999. In addition, one-to four-family loans comprise 23.23% of the total loan portfolio at June 30, 2000 as compared to 26.35% at June 30, 1999. The yield on average earning assets remained stable at 8.25% as compared to 8.26% one year ago.

    Interest Expense.  Interest expense increased $4.9 million from $24.7 million for the year ended June 30, 1999 to $29.6 million for the year ended June 30, 2000. The $96.1 million increase of average interest-bearing liabilities resulted in a $4.1 million increase in interest expense. The average balance of deposits increased $65.6 million primarily due to deposits acquired in new branch acquisitions and openings during the last half of fiscal 1999 and fiscal 2000. The average rate paid on deposits remained stable at 4.65% as compared to 4.64% one year ago. The average balance of FHLB advances and other borrowings increased $30.5 million during fiscal year 2000. The average rate paid on FHLB advances and other borrowings increased to 5.62% at June 30, 2000 from 5.46% at June 30, 1999. See "Financial Condition Data" for further discussion.

    Net Interest Income.  The Company's net interest income for the year ended June 30, 2000 increased $2.1 million, or 9.64%, to $23.5 million compared to $21.5 million for the same period ended June 30, 1999. The increase in net interest income reflects an overall increase in net earning assets offset by a reduction in the net interest spread on average earning assets to 3.43% for the period ended June 30, 2000 from 3.50% for the same period in 1999. The decrease in the net interest spread is due primarily to funding other noninterest-earning assets and purchases of treasury stock.

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

    During the year ended June 30, 2000, the Company recorded a provision for losses on loans of $5.6 million compared to $12.1 million for the year ended June 30, 1999, a decrease of $6.5 million. A majority of the decrease is related to reduction of the subprime credit card loan portfolio from $18.1 million for the year ended June 30, 1999 to $9.6 million at June 30, 2000. See "Asset Quality" for further discussion.

    The allowance for loan losses at June 30, 2000 was $8.5 million. The allowance decreased from the June 30, 1999 balance primarily as a result charge-offs exceeding recoveries by $9.1 million offset by the provision for losses on loans of $5.6 million. The ratio of allowance for loan losses to nonperforming loans at June 30, 2000 was 326.97% compared to 445.27% at June 30, 1999. The allowance for loan losses to total loans at June 30, 200 was 1.52% compared to 2.32% at June 30, 1999. The Bank's management believes that the June 30, 2000 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

    Noninterest Income.  Noninterest income was $15.3 million for the year ended June 30, 2000 as compared to $19.0 million for the year ended June 30, 1999.

    The decrease in credit card fee income of $5.1 million for the year ended June 30, 2000 as compared to the same period in fiscal 1999 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card loan portfolio decreasing from $18.1 million at June 30, 1999 to $9.6 million at June 30, 2000. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999. This decreased the level of these fees. Interest income on credit card loans is included in interest income on loans.

    Fees on deposits increased $604,000 due to an increase in volume from deposits acquired in new branch acquisitions/openings during the last half of fiscal 1999 and fiscal 2000.

    Insurance and commission from the sale of financial and insurance products increased $467,000 primarily due to a greater emphasis on the production of non-interest income revenue.

    Gain on sale of securities increased $184,000 for the year ended June 30, 2000 as compared to the same period in the prior fiscal year. This increase was due to current market prices being higher than amortized cost at the time of sale as compared to sales in the prior year.

    Noninterest Expense.  Noninterest expense decreased $1.4 million from $26.4 million for the year ended June 30, 1999 to $25.0 million for the year ended June 30, 2000. This decrease was primarily from a decrease in credit card processing expense of $3.7 million which was partially offset by an increase in compensation and employee benefits of $1.3 million, an increase in other general and administrative expenses (not including advertising) of $579,000 and amortization of intangible assets of $329,000.

    There was a decrease of $3.7 million in the cost of third party processors of credit cards. This expense represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program. The decrease in expense is due primarily to a decrease of credit card loans from $18.1 million as of June 30, 1999 to $9.6 million as of June 30, 2000. The Company began offering credit cards in the second quarter of fiscal 1997 and ceased credit card applications in March 1999.

    The increase in compensation and employee benefits was due primarily to an increase in employee compensation of $1.0 million paid to employees from new bank branches opened or acquired since the last quarter of fiscal 1999.

    The increase in other general and administrative expenses was due primarily due to an increases in consulting expense of $214,000, TTL expense of $79,000, dues and subscriptions of $77,000, office supplies of $52,000 and contributions of $51,000.

    Income tax expense.  The Company's income tax expense for the year ended June 30, 2000 was $2.9 million compared to $924,000 for the year ended June 30, 1999, an increase of $2.0 million. This increase was primarily due to the increase in the Company's income before income tax.

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

    During the year ended June 30, 1999, the Company recorded a provision for losses on loans of $12.1 million compared to $4.7 million for the year ended June 30, 1998, an increase of $7.4 million. A majority of the increase is related to growth of the subprime credit card loan portfolio from $12.3 million for the year ended June 30, 1998 to $18.1 million at June 30, 1999. The provision for losses on loans of $12.1 million for the year ended June 30, 1999 compared to the same period in fiscal 1998 is primarily to provide for future expected write-offs on credit card loans and due to management's continued evaluation of the loan portfolio in light of general economic conditions. See "Asset Quality" for further discussion.

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

    The increase in credit card fee income of $5.9 million for the year ended June 30, 1999 as compared to the same period in fiscal 1998 is primarily due to an increase in fees received on unsecured credit cards. This is a result of the credit card loan portfolio increasing from $12.3 million at June 30, 1998 to $18.1 million at June 30, 1999. The fee income represents processing fees, interchange fees, annual fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999. This will decrease the level of these fees. Interest income on credit card loans is included in interest income on loans.

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

    There was an increase of $5.1 million in the cost of third party processors of credit cards. This included $1.4 million of nonrecurring expenses associated with the decision to stop marketing subprime credit cards. This expense represents costs for processing of applications, collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program. The increase in expense is due primarily to an increase of credit card loans from $12.3 million as of June 30, 1998 to $18.1 million as of June 30, 1999. The Company began offering credit cards in the second quarter of fiscal 1997 and ceased credit card applications in March 1999.

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

    Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At June 30, 2000, the Bank's regulatory liquidity ratio was 4.78%.

    Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During fiscal 2000, the Bank required funds beyond its ability to generate funds internally. Thus it used its borrowing capacity with the FHLB by obtaining advances, which increased its borrowings with the FHLB by $31.5 million.

    The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2000, the Bank had outstanding commitments to originate or purchase loans of $21.5 million and to sell loans of $11.6 million. The Bank had no commitments to purchase or sell securities.

    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

    The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on March 26, 2000 may be acquired through March 31, 2001. No shares of common stock have been purchased pursuant to this current program. Pursuant to a series of stock buy back programs initiated by the Company since 1996 the Company has purchased an aggregate of 1,105,209 shares of common stock through June 30, 2000, including 421,637 shares during the fiscal year ended June 30, 2000.

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

    Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at June 30, 2000, the Bank met all current capital requirements.

    The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 5.83% at June 30, 2000.

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

    At June 30, 2000 and 1999, securities with a fair value of $104.2 million and $78.0 million, respectively, were pledged as collateral for public deposits and other purposes. Deposits at June 30, 2000 and 1999 include $45.2 million and $46.8 million, respectively, of deposits from one local governmental entity, the majority of which are demand accounts.

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

Effect of New Accounting Standards

    The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The effective date of this Statement was deferred by SFAS No. 137 to require its application for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. Management has evaluated the impact of this Statement on the Company's consolidated financial statements and believes the impact will not be significant.

Year 2000

    During the four years prior to fiscal year 2000, substantial time and resources were dedicated in preparation for the issues pertaining to calendar year-end 1999. The potential year-end issue with Y2K proved uneventful.

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

    As a continuing part of its financial strategy, the Bank considers methods of managing this asset/ liability mismatch consistent with maintaining acceptable levels of net interest income. In order to properly monitor interest rate risk, the Board of Directors has created an Asset/Liability Committee whose principal responsibilities are to assess the Bank's asset/liability mix and recommend strategies to the Board that will enhance income while managing the Bank's vulnerability to changes in interest rates.

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

    One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following table sets forth, at June 30, 2000, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or -300 basis points, measured in 100 basis point increments).

    The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in "Selected Asset and Liability Price Tables as of June 30, 2000". Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

		Estimated Increase (Decrease) in NPV
	Estimated NPV Amount
Change in Interest Rates		Amount	Percent
Basis Points	(Dollars in thousands)
+300	$65,913	$(6,292)	(9)%
+200	68,392	(3,813)	(5)
+100	70,600	(1,605)	(2)
—	72,205	—	—
-100	72,334	129	0
-200	69,934	(2,271)	(3)
-300	67,300	(4,905)	(7)

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

    Using these classifications, fixed-rate mortgage loans and mortgage-backed securities are assumed to prepay annually as follows:

Weighted Average Interest Rate	Prepayment Assumption
Less than 8.00%	8.00%
8.00 to 9.00%	9.00
9.00 to 10.00%	11.00
10.00 to 11.00%	22.00
11.00% and over	24.00

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

    At June 30, 2000, the Bank's cumulative one-year gap as a percentage of total assets was a negative 17.37% and its one- to three-year gap as a percentage of total assets was a negative 14.88%.

	Maturing or Repricing
	Within One Year	Over 1-3 Years	Over 3-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Real estate loans (including mortgage- backed securities)	$118,287	$83,994	$56,435	$77,159	$335,875
Consumer loans	64,223	62,238	24,970	22,248	173,679
Commercial business and agriculture loans	87,085	15,468	16,359	1,491	120,403
Investment securities and other	45,135	11,799	3,043	468	60,445

Total interest-earning assets	$314,730	$173,499	$100,807	$101,366	$690,402

Interest-bearing liabilities:
Transaction accounts	$191,427	$—	$—	$—	$191,427
Savings accounts	54,492	—	—	—	54,492
Certificates of deposit	159,549	117,698	22,310	21	299,578
FHLB advances and other borrowings	35,170	37,739	23,548	16,563	113,020

Total interest-bearing liabilities	$440,638	$155,437	$45,858	$16,584	$658,517

Interest-earning assets less interest-bearing liabilities	$(125,908)	$18,062	$54,949	$84,782	$31,885

Cumulative interest rate sensitivity gap	$(125,908)	$(107,846)	$(52,897)	$31,885

Cumulative gap as a percent of interest-earning assets	(18.24)%	(15.62)%	(7.66)%	4.62%

Cumulative gap as a percent of total assets	(17.37)%	(14.88)%	(7.30)%	4.40%

Forward-Looking Statement

    This Form 10-K and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements that deal with future results, expectations, plans or performance. In addition, the Company's management may make such statements orally to the media, securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. These forward-looking statements might include one or more of the following:

  •
  Projections of income, revenues, earnings per share, dividends, capital expenditures, capital structure or other financial items.

  •
  Descriptions of plans or objectives of management for future operations, products or services.

  •
  Forecasts of future economic performance.

  •
  Descriptions of assumptions underlying or relating to such matters.

    Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

    The Company's future results may differ materially from historical performance, and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies or guidelines, or in monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company's loan portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; or other significant uncertainties.

    Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

    The Company's net income is largely dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

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

    Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the lives of its interest-earning assets. The Company's recent purchases of mortgage-backed securities and securities available for sale have had either short or medium terms to maturity or adjustable interest rates. At June 30, 2000, the Company had securities available for sale of $51.1 million with contractual maturities of five years or less and adjustable rate mortgage-backed securities of $5.6 million. Mortgage-backed securities amortize and experience prepayments of principal; the Company has received average cash flows from principal paydowns, maturities, sales and calls of securities of $46.4 million annually over the past three fiscal years. The Company also controls interest rate risk reduction by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2000, the Company had $54.5 million of regular savings accounts, $113.3 million of money market accounts and $78.1 million of NOW and demand accounts, representing 45.1% of total depositor accounts.

    One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability and Risk Management" for further discussion.

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

Item 8. Financial Statements and Supplementary Data

    The financial statements of the Company as of June 30, 2000 and 1999, together with the Independent Auditor's Report are included in this Form 10-K on the pages indicated below.

HF FINANCIAL CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents

INDEPENDENT AUDITOR'S REPORT
CONSOLIDATED FINANCIAL STATEMENTS
Statements of financial condition
Statements of income
Statements of stockholders' equity
Statements of cash flows
Notes to consolidated financial statements

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

    We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

Sioux Falls, South Dakota
August 11, 2000

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2000 and 1999

(Dollars in Thousands)

	2000	1999
ASSETS
Cash and cash equivalents	$26,417	$16,671
Securities available for sale (Note 2)	60,445	61,023
Mortgage-backed securities available for sale (Note 2)	53,001	41,583
Loans receivable (Notes 3 and 7)	542,494	492,302
Loans held for sale (Note 3)	8,257	11,755
Accrued interest receivable	5,346	4,831
Office properties and equipment, at cost, net of accumulated depreciation (Note 5)	13,717	14,408
Foreclosed real estate and other properties	1,594	1,762
Prepaid expenses and other assets	2,290	2,509
Mortgage servicing rights (Note 4)	2,171	1,739
Deferred income taxes (Note 8)	4,235	5,094
Cost in excess of net assets acquired	5,030	4,945

	$724,997	$658,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits (Note 6)	$545,497	$510,730
Advances from Federal Home Loan Bank and other borrowings (Note 7)	113,020	81,613
Advances by borrowers for taxes and insurance	6,543	6,170
Accrued interest payable	6,844	5,870
Other liabilities	6,150	5,681

Total liabilities	678,054	610,064

Commitments and Contingencies (Notes 17 and 19)
Stockholders' Equity (Notes 8, 9, 10, 13 and 14)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,769,314 and 4,755,632 shares issued at June 30, 2000 and 1999	48	47
Additional paid-in capital	15,260	15,128
Retained earnings, substantially restricted	49,824	46,101
Unearned compensation	(113)	(226)
Accumulated other comprehensive income (loss)	(1,951)	(1,236)
Less cost of treasury stock, 2000 1,105,209 shares, 1999 683,572 shares	(16,125)	(11,256)

	46,943	48,558

	$724,997	$658,622

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2000, 1999 and 1998

(Dollars in Thousands, Except Per Share Data)

	2000	1999	1998
Interest and dividend income:
Loans receivable	$46,135	$40,616	$40,154
Mortgage-backed securities	3,390	2,664	2,023
Investment securities and interest-bearing deposits	3,606	2,839	4,024

	53,131	46,119	46,201

Interest expense:
Deposits	23,462	20,353	21,731
Advances from Federal Home Loan Bank and other borrowings	6,139	4,305	3,718

	29,601	24,658	25,449

Net interest income	23,530	21,461	20,752
Provision for losses on loans	5,615	12,120	4,689

Net interest income after provision for losses on loans	17,915	9,341	16,063

Noninterest income:
Credit card fee income	7,010	12,064	6,163
Fees on deposits	2,789	2,185	2,190
Loan servicing income	1,381	1,263	1,187
Commission and insurance income	1,161	694	749
Loan fees and service charges	1,131	1,231	1,184
Gain on sale of loans, net	635	673	1,085
Trust income	345	251	201
Appraisal and inspection fees	244	363	369
Gain on sale of securities, net	185	1	226
Other	389	324	277

	15,270	19,049	13,631

Noninterest expense:
Compensation and employee benefits	$12,382	$11,048	$10,152
Credit card processing expense	4,190	7,937	2,827
Other general and administrative expenses	4,167	3,588	3,069
Occupancy and equipment	2,931	2,843	2,701
Advertising	543	567	650
Amortization of intangible assets	357	28	3
Losses and provision for losses and expenses on foreclosed real estate and other properties, net	215	136	303
Federal insurance premiums	191	268	278

	24,976	26,415	19,983

Income before income taxes	8,209	1,975	9,711
Income tax expense (Note 8)	2,942	924	3,238

Net income	$5,267	$1,051	$6,473

Earnings per share (Note 11):
Basic	$1.36	$0.25	$1.46
Diluted	$1.34	$0.24	$1.42

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 30, 2000, 1999 and 1998

(Dollars in Thousands, Except Per Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 1997	$31	$14,695	$41,336	$(453)	$(222)	$(2,413)	$52,974
Comprehensive income:
Net income	—	—	6,473	—	—	—
Net change in unrealized loss on securities available for sale, net of deferred taxes	—	—	—	—	213	—
Comprehensive income	—	—	—	—	—	—	6,686
Exercise of stock options (Note 15)	—	184	—	—	—	—	184
Cash dividends paid ($0.28 per share) on common stock	—	—	(1,248)	—	—	—	(1,248)
Stock split in the form of a stock dividend	16	(16)	—	—	—	—	—
Purchase of treasury stock (Note 10)	—	—	—	—	—	(2,108)	(2,108)
Amortization of unearned compensation	—	—	—	113	—	—	113

Balance, June 30, 1998	47	14,863	46,561	(340)	(9)	(4,521)	56,601
Comprehensive income:
Net income	—	—	1,051	—	—	—
Net change in unrealized loss on securities available for sale, net of deferred taxes	—	—	—	—	(1,227)	—
Comprehensive income (loss)	—	—	—	—	—	—	(176)
Exercise of stock options (Note 15)	—	265	—	—	—	—	265
Cash dividends paid ($0.37 per share) on common stock	—	—	(1,511)	—	—	—	(1,511)
Purchase of treasury stock (Note 10)	—	—	—	—	—	(6,735)	(6,735)
Amortization of unearned compensation	—	—	—	114	—	—	114

Balance, June 30, 1999	47	15,128	46,101	(226)	(1,236)	(11,256)	48,558
Comprehensive income:
Net income	—	—	5,267	—	—	—
Net change in unrealized loss on securities available for sale, net of deferred taxes	—	—	—	—	(715)	—
Comprehensive income	—	—	—	—	—	—	4,552
Exercise of stock options (Note 15)	1	132	—	—	—	—	133
Cash dividends paid ($0.40 per share) on common stock	—	—	(1,544)	—	—	—	(1,544)
Purchase of treasury stock (Note 10)	—	—	—	—	—	(4,869)	(4,869)
Amortization of unearned compensation	—	—	—	113	—	—	113

Balance, June 30, 2000	$48	$15,260	$49,824	$(113)	$(1,951)	$(16,125)	$46,943

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2000, 1999 and 1998

(Dollars in Thousands)

	2000	1999	1998
Cash Flows From Operating Activities
Net income	$5,267	$1,051	$6,473
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	5,615	12,120	4,689
Depreciation	1,652	1,637	1,653
Amortization of premiums and discounts on securities available for sale, net	(25)	(2)	12
Amortization of intangible assets	357	28	3
Amortization of mortgage servicing rights	297	277	216
Amortization of unearned compensation	113	114	113
Noncash issuance of common stock	98	95	94
Increase (decrease) in deferred loan fees	(717)	(441)	166
Loans originated for resale	(63,790)	(80,007)	(89,777)
Proceeds from the sale of loans	67,923	80,680	90,862
(Gain) on sale of loans, net	(635)	(673)	(1,085)
Mortgage servicing rights capitalized (Note 4)	(147)	(204)	(224)
Realized (gain) on sale of securities, net	(185)	(1)	(226)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	51	26	194
(Gain) loss on disposal of office properties and equipment, net	6	28	(7)
Change in other assets and liabilities (Note 18)	2,560	(3,217)	(2,659)

Net cash provided by operating activities	18,440	11,511	10,497

Cash Flows From Investing Activities
Loans purchased	(23,201)	(36,489)	(21,510)
Loans originated and held	(230,495)	(202,306)	(151,913)
Principal collected on loans	189,570	185,360	158,563
Sale of participation interests in loans	8,650	2,500	16,620
Securities available for sale:
Sales and maturities	18,440	35,088	56,411
Purchases	(38,237)	(57,696)	(69,433)
Repayments	7,894	14,565	6,939
Purchase of a commercial bank, net of cash and cash equivalents acquired	—	(4,866)	—
Purchase of bank branch, net of cash and cash equivalents received	775	—	—
Proceeds from sale of office properties and equipment	4	46	55
Purchase of office properties and equipment	(942)	(1,311)	(948)
Purchase of mortgage servicing rights	(582)	(389)	(281)
Proceeds from sale of foreclosed real estate and other properties, net	955	548	919
Purchase of insurance book of business	(300)	—	—
Purchase of land for development	—	(261)	—

Net cash (used in) investing activities	(67,469)	(65,211)	(4,578)

Cash Flows From Financing Activities
Net increase in deposit accounts	33,373	21,670	28,238
Proceeds of advances from Federal Home Loan Bank and other borrowings	288,100	89,600	29,000
Payments on advances from Federal Home Loan Bank and other borrowings	(256,693)	(59,659)	(53,108)
Increase in advances by borrowers for taxes and insurance	373	1,378	718
Purchase of treasury stock	(4,869)	(6,735)	(2,108)
Proceeds from issuance of common stock	35	170	90
Cash dividends paid	(1,544)	(1,511)	(1,248)

Net cash provided by financing activities	58,775	44,913	1,582

Increase (decrease) in cash and cash equivalents	$9,746	$(8,787)	$7,501
Cash and Cash Equivalents
Beginning	16,671	25,458	17,957

Ending	$26,417	$16,671	$25,458

	2000	1999	1998
Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$28,627	$24,686	$26,111
Cash payments for income and franchise taxes, net	587	3,966	4,376
Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of land for development financed by contract for deed	$—	$1,037	$—
Foreclosed real estate and other properties acquired in settlement of loans	902	702	749
Loans made in connection with the sale of foreclosed real estate and other properties	28	108	30
Stock split in the form of a stock dividend	—	—	16
Change in unrealized loss on securities available for sale	(1,273)	(1,861)	302
Deferred income taxes related to change in unrealized loss on securities available for sale	558	634	(89)
Purchase of a commercial bank and a bank branch, net of cash and cash equivalents acquired (received), allocated to:
Assets
Securities	$—	$12,542
Loans receivable	452	29,204
Accrued interest receivable	—	507
Foreclosed real estate and other properties	—	268
Office properties and equipment	29	491
Cost in excess of net assets acquired	142	4,973
Liabilities assumed
Deposits	(1,394)	(42,636)
Accrued interest payable	(4)	(416)
Other liabilities	—	(67)

Net cash (received) paid on purchase of bank and bank branch	$(775)	$4,866

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

    Principles of consolidation:  The accompanying consolidated financial statements include the accounts of the Company, HF Card Services, L.L.C. (HF Card) (a wholly-owned subsidiary of the Company at June 30, 2000 and 1999 and a 51% owned subsidiary at June 30, 1998), and the Company's wholly-owned subsidiaries, HomeFirst Mortgage Corp. and Home Federal Savings Bank (the Bank) and the Bank's wholly-owned subsidiaries, Hometown Insurors, Inc., Mid-America Service Corporation and PMD, Inc. All intercompany balances and transactions have been eliminated in consolidation.

    The Company ceased operations of HomeFirst Mortgage Corp. during the first quarter of 1998, with no material affect on the consolidated financial statements (Note 19).

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

    Cash and cash equivalents:  For purposes of reporting the statements of cash flows, the Company includes as cash equivalents all cash accounts, which are not subject to withdrawal restrictions or penalties and time deposits with original maturities of 90 days or less. The Company had $5,000 of cash equivalents at June 30, 2000 and $2,000 at June 30, 1999.

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

    The Company includes all loans considered impaired in its evaluation of the adequacy of the allowance for loan losses. A loan is impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans was not significant at June 30, 2000 and 1999.

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

    Credit card fees include acceptance, annual/monthly, late, over limit, returned check, cash advance, and other miscellaneous fees. These fees are assessed according to agreements with customers. Accrued credit card fees on charged-off accounts are deducted from credit card fee income. Annual credit card fees and acceptance fees, net of loan origination costs, are deferred and amortized on a straight-line basis over the one-year period to which they pertain. Unearned annual fees are included in other liabilities in the consolidated financial statements of financial condition, while unearned acceptance fees (net of loan origination costs) are net against the related loan balances in the consolidated financial statements of financial condition.

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

    Cost in excess of net assets acquired:  During the year ended June 30, 2000, the Bank acquired the assets and liabilities of a branch of another financial institution. The Bank received cash of $775 in settlement of the purchase, as the liabilities assumed exceeded the assets acquired. Also during 2000, Hometown Insurors, Inc. paid $300 to acquire the customer base of a local insurance agency, with another $150 payment possible under contingency provisions of the purchase agreement. These acquisitions were treated as purchases for accounting purposes, and a total of $442 was allocated to goodwill.

    On May 27, 1999, the Bank acquired 100% of the outstanding capital stock of a local commercial bank for cash consideration of $9,540, and accounted for the acquisition under the purchase method of accounting. Accordingly, the results of operations of the acquired bank since the date of acquisition are included in the consolidated financial statements. The excess of cash paid and fair value of liabilities assumed over the fair value of net assets acquired of $4,973 is being amortized to expense by the straight-line method over 15 years.

    Unaudited proforma consolidated results of operations for the years ended June 30, 1999 and 1998 as though the bank had been acquired as of July 1, 1997 follows (in thousands, except per share data):

	Years Ended June 30,
	1999	1998
Interest and dividend income	$49,576	$50,141
Net income	626	6,629
Earnings per share:
Basic	$0.15	$1.49
Diluted	0.14	1.45

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

    Land held for development is carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. The carrying amount of land held for development was $1,298 at June 30, 2000 and 1999.

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

      Loans:  Approximately 50% and 48% of loans at June 30, 2000 and 1999, respectively, are variable-rate loans that reprice frequently and have no significant change in credit risk. Fair values on these loans are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality or from quoted market prices of similar loans sold, adjusted for differences in loan characteristics.

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

    Stock-based compensation:  The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25.

    Recent accounting pronouncements:  The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards which have required effective dates occurring after the Company's June 30, 2000 year end. The Company's financial statements, including the disclosures therein, are not expected to be materially affected by those accounting pronouncements.

Note 2. Investments in Securities

    The amortized cost and fair values of investments in securities at June 30, 2000, all of which are classified as available for sale according to management's intent, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies and corporations	$23,961	$—	$(792)	$23,169
Federal Home Loan Bank	28,728	—	(652)	28,076
Municipal bonds	3,086	19	(47)	3,058

	55,775	19	(1,491)	54,303

Equity securities:
Stock in Federal Home Loan Bank of Des Moines	6,130	—	—	6,130
FNMA common stock	8	—	—	8
Federal Agricultural Mortgage common stock	7	—	(3)	4

	6,145	—	(3)	6,142

Mortgage-backed securities:
GNMA	33,051	1	(960)	32,092
REMIC	3,642	—	(277)	3,365
FHLMC	10,284	7	(240)	10,051
Resolution Trust Corporation	396	—	(2)	394
FNMA	5,214	—	(148)	5,066
Other triple A rated mortgage-backed securities	2,085	—	(52)	2,033

	54,672	8	(1,679)	53,001

	$116,592	$27	$(3,173)	$113,446

    The amortized cost and fair values of debt securities as of June 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$5,377	$5,334
Due after one year through five years	45,688	44,566
Due after five years through ten years	4,465	4,144
Due after ten years	245	259

	55,775	54,303
Mortgage-backed securities	54,672	53,001

	$110,447	$107,304

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

    The components of other comprehensive income (loss)—net change in unrealized (loss) on securities available for sale are as follows:

	Years Ended June 30,
	2000	1999	1998
Unrealized holding gain (loss) arising during the period	$(1,088)	$(1,860)	$528
Less reclassification adjustment for net gains realized in net income	(185)	(1)	(226)

Net change in unrealized (loss) before income taxes	(1,273)	(1,861)	302
Income (taxes) benefit	558	634	(89)

Other comprehensive income—net change in unrealized (loss) on securities	$(715)	$(1,227)	$213

    Proceeds from the sale of securities available for sale in 2000 were $5,386 and resulted in gross gains of $201 and gross losses of $(16). Proceeds from the sale of securities during 1999 and 1998 were $4,678 and $7,436, respectively, and resulted in gross gains of $76 and $226, respectively, and gross losses of $(75) and $0, respectively.

    At June 30, 2000 and 1999, securities with a fair value of $104,245 and $78,029, respectively, were pledged as collateral for public deposits and other purposes.

    The amortized cost and fair values of investments in securities at June 30, 1999, all of which are classified as available for sale according to management's intent, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. Treasury issues	$4,099	$12	$—	$4,111
U.S. government agencies and corporations	28,465	11	(537)	27,939
Federal Home Loan Bank	20,748	2	(360)	20,390
Municipal bonds	3,297	32	(24)	3,305

	56,609	57	(921)	55,745

Equity securities:
Stock in Federal Home Loan Bank of Des Moines	5,263	—	—	5,263
FNMA common stock	8	—	—	8
Federal Agricultural Mortgage common stock	7	—	—	7

	5,278	—	—	5,278

Mortgage-backed securities:
GNMA	15,071	23	(666)	14,428
REMIC	4,160	—	(217)	3,943
FHLMC	10,441	23	(118)	10,346
Resolution Trust Corporation	548	—	(2)	546
FNMA	9,768	27	(67)	9,728
Other triple A rated mortgage-backed securities	2,604	3	(15)	2,592

	42,592	76	(1,085)	41,583

	$104,479	$133	$(2,006)	$102,606

Note 3. Loans Receivable and Loans Held for Sale

    Loans receivable at June 30, 2000 and 1999 consist of the following:

	2000	1999
Loans secured by real estate:
Residential:
One-to-four family	$125,757	$126,483
Multi-family	44,793	47,283
Commercial	68,556	59,061
Construction and development	35,511	19,696
Consumer and other loans:
Automobile	81,092	74,255
Commercial business	87,137	62,315
Junior liens on mortgages	56,243	46,556
Agriculture	33,266	29,610
Credit card	9,592	18,062
Mobile home	5,676	8,115
Education	7,146	6,996
Loans on savings accounts	2,360	2,117
Other loans	11,570	12,304

	568,699	512,853
Less:
Undisbursed portion of loans in process	17,374	7,487
Deferred loan fees and unearned discounts and premiums, net	356	1,073
Allowance for loan losses	8,475	11,991

	$542,494	$492,302

    Loans held for sale totaling $8,257 and $11,755 at June 30, 2000 and 1999, respectively, consist of one-to-four family fixed-rate loans.

    Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

	2000	1999	1998
Balance, beginning	$11,991	$7,199	$4,526
Provision charged to income	5,615	12,120	4,689
Allowance related to assets acquired, net	—	464	—
Charge-offs	(10,547)	(8,716)	(2,423)
Recoveries	1,416	924	407

Balance, ending	$8,475	$11,991	$7,199

    Nonaccrual loans for which interest has been reduced totaled approximately $2,078, $1,045 and $2,251 at June 30, 2000, 1999 and 1998, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended June 30 are summarized below:

	2000	1999	1998
Interest income that would have been recorded	$667	$288	$479
Interest income recognized	(499)	(108)	(250)

Interest income foregone	$168	$180	$229

Note 4. Loan Servicing

    Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $460,786 and $408,078 at June 30, 2000 and 1999, respectively.

    Custodial balances maintained in connection with the foregoing loan servicing, and included in deposits and advances by borrowers for taxes and insurance, were approximately $1,397 and $1,580 at June 30, 2000 and 1999, respectively.

    The carrying values of mortgage servicing rights were $2,171 and $1,739 at June 30, 2000 and 1999, respectively. The fair values of these rights were $5,064 and $4,330 at June 30, 2000 and 1999, respectively. The fair values of the mortgage servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 15.0% for both periods. The Company recognized expense for amortization of the cost of mortgage servicing rights in the amount of $297 and $277 for the years ended June 30, 2000 and 1999, respectively.

    No valuation allowances were provided for mortgage servicing rights capitalized during the years ended June 30, 2000 and 1999.

Note 5. Office Properties and Equipment

    Office properties and equipment at June 30, 2000 and 1999 consist of the following:

	2000	1999
Land	$1,938	$1,938
Buildings and improvements	15,836	15,776
Leasehold improvements	672	643
Furniture, fixtures, equipment and automobile	9,651	8,818

	28,097	27,175
Less accumulated depreciation and amortization	(14,380)	(12,767)

	$13,717	$14,408

    In addition, the Bank leases several branch facilities under operating lease agreements which require minimum rentals totaling $984 through the year ending June 30, 2006.

Note 6. Deposits

    Deposits at June 30, 2000 and 1999 consist of the following:

	2000	1999
Noninterest bearing accounts	$46,255	$44,542
NOW accounts	31,838	29,327
Money market accounts	113,334	78,961
Savings accounts	54,492	68,173
Certificates of deposit	299,578	289,727

	$545,497	$510,730

    Scheduled maturities of savings certificates are as follows:

Maturing in fiscal year:
2001	$159,084
2002	96,951
2003	21,060
2004	10,095
2005	12,261
Thereafter	127

$299,578

    Eligible savings accounts are insured up to $100 by the Savings Association Insurance Fund (SAIF) under management of the Federal Deposit Insurance Corporation (FDIC). The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $69,428 and $54,384 at June 30, 2000 and 1999, respectively. Deposits at June 30, 2000 and 1999 include $45,213 and $46,827, respectively, of deposits from one local governmental entity, the majority of which are demand accounts.

Note 7. Advances From Federal Home Loan Bank and Other Borrowings

    Advances from the Federal Home Loan Bank of Des Moines at June 30, 2000 and 1999 are summarized as follows:

	2000	1999
Fixed-rate advances (with rates ranging from 4.5% to 6.6%)	$107,928	$80,078
Variable-rate advance (with a rate of 7.5%)	3,600	—

	$111,528	$80,078

    Aggregate maturities of advances are as follows: 2001 $20,814; 2002 $18,280; 2003 $4,936; 2004 $10,962; 2005 $1,090; and thereafter $55,446. Advances totaling $44,500 are callable at the discretion of the Federal Home Loan Bank, with first call dates ranging from July 2000 to September 2004. Prepayment of the callable advances results in a prepayment fee as negotiated between the Bank and the Federal Home Loan Bank.

    Advances are secured by stock in the Federal Home Loan Bank of Des Moines, one-to-four family first mortgage loans with balances exceeding 135% of the amount of the advances and multi-family first mortgage loans with balances exceeding 175% of the amount of the advances.

    Other borrowings consist of the following at June 30, 2000 and 1999:

    During fiscal year 1994, the South Dakota Housing Development Authority loaned $600 to the Bank at 0% interest rate per annum to be used by the Bank to originate $600 in qualified home improvement loans. The note had a balance of $524 at June 30, 2000 and 1999, and is due on August 31, 2000.

    On August 20, 1998, the Company entered into a Real Estate Purchase Agreement to purchase land for future development for $1,298, with a down payment of $261, and the remainder financed under a contract for deed requiring monthly payments of $9, plus interest at 7.0%, to October 2013. The contract for deed had a balance of $968 and $1,011 at June 30, 2000 and 1999, respectively. Aggregate maturities of the contract for deed are as follows: 2001 $46; 2002 $49; 2003 $52; 2004 $56; 2005 $60; and thereafter $705.

Note 8. Income Tax Matters

    The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis. The Bank is allowed bad debt deductions based on actual charge-offs.

    The consolidated provision for income taxes consists of the following for the years ended June 30:

	2000	1999	1998
Current:
Federal	$1,332	$1,596	$4,424
State	193	590	532
Deferred expense (benefit)	1,417	(1,262)	(1,718)

	$2,942	$924	$3,238

    Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in the tax expense are as follows:

	2000	1999	1998
Computed "expected" tax expense	$2,873	$691	$3,399
Increase (decrease) in income taxes resulting from:
Tax exempt interest income	(82)	(64)	(55)
State taxes, net of federal benefit	231	384	346
Benefit of income taxed at lower rates	(82)	(20)	(100)
Amortization of intangible assets	126	10	—
Change in valuation allowance	(195)	—	—
Other, net	71	(77)	(352)

	$2,942	$924	$3,238

    The components of the net deferred tax asset as of June 30, 2000 and 1999 are as follows:

	2000	1999
Deferred tax assets:
Allowance for loan losses	$2,840	$3,981
Deferred loan fees	143	189
Deferred credit card fees	—	557
Discounts on loans from acquired associations	74	105
Accrued expenses	233	185
Net unrealized loss on securities available for sale	1,195	637
Other	154	148

	4,639	5,802
Less valuation allowance	(44)	(239)

	4,595	5,563

Deferred tax liabilities:
FHLB stock dividends	148	148
Office properties and equipment	129	241
Other	83	80

	360	469

	$4,235	$5,094

    Retained earnings at June 30, 2000 and 1999, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts for financial statement purposes was approximately $1,634 at June 30, 2000 and 1999.

Note 9. Regulatory Capital

    The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to total assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

    As of June 30, 2000, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The following table summarizes the Bank's compliance with its regulatory capital requirements at June 30, 2000 and 1999:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2000:
Tier I (core) capital (to adjusted total assets)	$41,989	5.83%	$21,594	3.00%	$35,990	5.00%
Total risk-based capital (to risk-weighted assets)	48,378	9.50	40,723	8.00	50,904	10.00
Tangible capital (to tangible assets)	41,989	5.83	10,797	1.50	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	41,989	8.25	N/A	N/A	30,542	6.00
As of June 30, 1999:
Tier I (core) capital (to adjusted total assets)	40,494	6.18%	19,658	3.00%	32,764	5.00%
Total risk-based capital (to risk-weighted assets)	46,311	10.09	36,734	8.00	45,917	10.00
Tangible capital (to tangible assets)	40,494	6.18	9,829	1.50	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	40,494	8.82	N/A	N/A	27,550	6.00

Note 10. Stockholders' Equity

    The Company has continued a stock buy back program in which up to 10% of the common stock of the Company may be acquired in each series of buy-backs. The current program is in effect through March 31, 2001. Since inception of the program through June 30, 2000, a total of 1,105,209 shares of common stock have been purchased. A total of 421,637 shares of common stock were purchased pursuant to this program during the year ended June 30, 2000.

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

    Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992 who continue to maintain deposits at the Bank after its conversion from a Federal mutual savings and loan association to a Federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank's regulatory capital requirements. As a "Tier 1" institution (an institution with capital in excess of its capital requirements, both immediately before the proposed capital distribution and after giving effect to such distribution), the Bank may make capital distributions without the prior consent of the OTS in any calendar year. The capital distribution is equal to the greater of 100% of net income for the year to date plus 50% of the amount by which the lesser of the institution's tangible, core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period. On August 9, 2000, the Bank mailed written notification to the OTS of its intention to pay up to 75% of the Bank's net income for the quarter ending September 30, 2000, to the Company.

Note 11. Earnings Per Share

    A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the fiscal years ended June 30, 2000, 1999 and 1998 follow.

	Net Income	Shares	Per Share Amount
2000:
Basic EPS	$5,267	3,861,633	$1.36
Effect of dilutive securities:
Exercise of stock options	—	57,986	(0.02)

Diluted EPS	$5,267	3,919,619	$1.34

1999:
Basic EPS	$1,051	4,197,485	$0.25
Effect of dilutive securities:
Exercise of stock options	—	98,381	(0.01)

Diluted EPS	$1,051	4,295,866	$0.24

1998:
Basic EPS	$6,473	4,447,543	$1.46
Effect of dilutive securities:
Exercise of stock options	—	120,197	(0.04)

Diluted EPS	$6,473	4,567,740	$1.42

    Options outstanding of approximately 128,000 shares of common stock at a weighted average share price of $15.54 during the year ended June 30, 2000 were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. There were no options excluded from the computation of diluted earnings per share for the years ended June 30, 1999 and 1998.

Note 12. Defined Benefit Plan

    The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of twenty-one and have completed one year of service. The benefits are based on 6% of each eligible participant's annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year Treasury Bill rates. The Company's funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time. One hundred percent vesting occurs after five years, and retirement with age 65.

    Information relative to the Company's defined benefit plan is presented below:

	2000	1999
Changes in benefit obligations:
Benefit obligations, beginning	$2,142	$1,931
Service cost	344	310
Interest cost	166	137
Benefits paid	(195)	(236)
Actuarial loss	335	—

Benefit obligations, ending	$2,792	$2,142

Changes in plan assets:
Fair value of plan assets, beginning	$2,431	$2,014
Actual return on plan assets	400	325
Company contributions	311	328
Benefits paid	(195)	(236)

Fair value of plan assets, ending	$2,947	$2,431

Funded status at end of years:
Plan assets in excess of obligations	$155	$289
Unrecognized losses	429	355
Unrecognized prior service cost (benefit)	(183)	(263)
Unrecognized transition obligation	70	1

Prepaid asset included in the accompanying statements of financial condition	$471	$382

    The components of pension cost for the years ended June 30 consist of the following:

	2000	1999	1998
Service cost	$344	$310	$277
Interest cost	166	137	125
Net asset gain	—	234	96
Expected return on plan assets	(198)	(161)	(132)
Amortization of prior losses	29	31	47
Amortization of prior service cost	(46)	(49)	(49)
Recognized net actuarial losses	(70)	(164)	(107)
Amortization of transition obligation	12	12	12

Total costs recognized in expense	$237	$350	$269

    The weighted-average post-retirement and pre-retirement discount rates used in determining the actuarial present value of the benefit obligations were 6.0% and 7.5% respectively, for both fiscal years 2000 and 1999. The rate of increase in future compensation levels used to determine the actuarial present value of the benefit obligations was 5.5% for both fiscal years 2000 and 1999. The expected long-term rate of return on plan assets was 8.0% for both fiscal years 2000 and 1999.

Note 13. Employee Stock Ownership Plan

    The Company has an employee stock ownership plan (ESOP) covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they worked at least 1,000 hours. The ESOP includes an employee savings plan feature which provides for voluntary contributions by eligible employees on a tax-deferred basis with no matching contribution by the Company. All shares owned by the ESOP are included in earnings per share computations, with shares being allocated to eligible employees as the corresponding ESOP debt is repaid. At June 30, 2000, the ESOP holds 262,310 shares comprised of 226,526 shares which have been allocated to eligible employees and 35,784 shares remaining unallocated. Dividends on unallocated shares are used to fund the release of unallocated shares annually. Annual contributions are limited to the maximum tax-deductible amount and amounts necessary to ensure continued compliance with the Bank's regulatory capital requirements. During 1994, the Company made payments to the ESOP trust in the amount of $906 to enable the trust to pay off the ESOP debt. The Company recorded a receivable equal to the amounts paid which is reflected as a deduction from stockholders' equity (unearned compensation) in the accompanying consolidated statements of financial condition. The receivable is reduced as the Bank makes contributions to the Plan which in turn are used to repay the Company and the corresponding compensation expense is recorded.

    For financial statement purposes, expense for the ESOP is determined on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred. The compensation cost charged to expense was $110, $112 and $121 for 2000, 1999 and 1998, respectively.

    The Company has elected not to adopt the accounting treatment for the ESOP shares provided by AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans", as all ESOP shares were held by the ESOP as of December 31, 1992 and are allowed to be accounted for under previously existing accounting standards.

Note 14. Stock-Based Compensation Plans

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

	2000	1999	1998
Net income:
As reported	$5,267	$1,051	$6,473
Pro forma	5,146	956	6,383
Basic earnings per share:
As reported	1.36	0.25	1.46
Pro forma	1.33	0.23	1.43
Diluted earnings per share:
As reported	1.34	0.24	1.42
Pro forma	1.31	0.22	1.40

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

    At June 30, 2000, 606,368 shares of common stock were reserved for issuance under the Option Plan. The options granted under the Option Plan expire ten years from the date of grant.

    The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. No options were granted during fiscal year 2000. The following weighted average assumptions were used for grants in fiscal years 1999 and 1998, respectively: a dividend rate as a percentage of stock price of 2.69% and 1.30%; price volatility of 28.00% and 18.00%, risk-free interest rates of 5.09% and 6.34% and expected lives of seven years for both years.

    A summary of the status of the plan and changes during the years ended June 30 are as follows:

	2000		1999		1998
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	279,972	$10.72	253,516	$9.48	207,883	$6.68
Granted	—	—	84,723	15.38	69,629	16.25
Forfeited	(11,495)	15.09	(36,957)	14.43	(1,899)	13.95
Exercised	(6,430)	5.52	(21,310)	7.98	(22,097)	4.09

Outstanding at end of year	262,047	$10.66	279,972	$10.72	253,516	$9.48

    Options for 193,780, 174,373 and 157,298 were exercisable at June 30, 2000, 1999 and 1998, respectively. The weighted average fair value of options granted was $4.00 and $5.21 for the fiscal years ended June 30, 1999 and 1998, respectively.

    Fixed options outstanding at June 30, 2000 are summarized as follows:

Options Outstanding		Options Exercisable
Number Outstanding	Number Exercisable	Remaining Contractual Life	Exercise Price
58,941	58,941	1 year	$3.33
10,191	10,191	4 years	5.04
4,773	4,773	3 years	7.33
23,556	23,556	4 years	8.17
10,191	10,191	2 years	8.75
420	420	5 years	9.92
30,488	24,308	6 years	10.21
336	336	5 years	11.17
10,770	6,462	6 years	13.00
64,002	25,594	8 years	15.38
48,379	29,008	7 years	16.25

262,047	193,780

    The Company has a Director Restricted Stock Plan (Plan) which provides that awards of restricted shares of the Company's common stock be made to outside directors of the Company. The Plan is designed to allow for payment of the annual retainer fee in shares of the Company's common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index. Each outside director is entitled to all voting, dividend and distribution rights during the restriction period. The effective date of the Plan is July 1, 1997. The Plan has 75,000 shares allocated to it and is in effect for a period of ten years. During fiscal years 2000 and 1999, 7,252 and 4,046 shares were awarded and $98 and $95 of expense was incurred under the Plan as the annual retainer for the Company's Board of

Directors for the years ending June 30, 2000 and 1999, respectively. On July 31, 2000, 11,249 shares were awarded under the Plan as the annual retainer for the year ended June 30, 2001.

Note 15. Segment Information

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

    For expense allocation purposes, income tax expense is allocated only to the Company and the Bank.

2000	Banking	Credit Card	Other	Total
Net interest income	$22,497	$461	$572	$23,530
Provision for losses on loans	(1,682)	(3,933)	—	(5,615)
Noninterest income	7,187	6,979	1,104	15,270
Noninterest expense	(19,172)	(4,501)	(1,303)	(24,976)

Income (loss) before income taxes	$8,830	$(994)	$373	$8,209

Total assets	$715,645	$7,224	$2,128	$724,997

1999	Banking	Credit Card	Other	Total
Net interest income	$19,821	$1,264	$376	$21,461
Provision for losses on loans	(1,300)	(10,820)	—	(12,120)
Noninterest income	5,981	12,046	994	19,021
Noninterest expense	(16,661)	(8,375)	(1,351)	(26,387)

Income (loss) before income taxes	$7,841	$(5,885)	$19	$1,975

Total assets	$645,658	$13,103	$(139)	$658,622

1998	Banking	Credit Card	Other	Total
Net interest income	$19,745	$472	$535	$20,752
Provision for losses on loans	(1,110)	(3,579)	—	(4,689)
Noninterest income	5,956	6,163	1,512	13,631
Noninterest expense	(15,627)	(2,958)	(1,398)	(19,983)

Income before income taxes	$8,964	$98	$649	$9,711

Total assets	$561,412	$8,618	$949	$570,979

Note 16. Financial Instruments

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

    Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

    Estimated fair values of the Company's financial instruments are as follows:

	June 30,
	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$26,417	$26,417	$16,671	$16,671
Securities	113,446	113,446	102,606	102,606
Loans	550,751	544,614	504,057	502,332
Accrued interest receivable	5,346	5,346	4,831	4,831
Mortgage servicing rights	2,171	5,064	1,739	4,330
Financial Liabilities
Deposits	545,497	543,774	510,730	510,522
Borrowed funds	113,020	108,176	81,613	78,931
Accrued interest payable and advances by borrowers for taxes and insurance	13,387	13,387	12,040	12,040

Note 17. Commitments, Contingencies and Credit Risk

    The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. The Bank has primarily unsecured credit card loans which were issued through third parties nationwide to a target customer market consisting of sub-prime credit customers who have either an insufficient credit history or a negative credit history. The Bank issued no new credit cards in fiscal year 2000. Collateral for substantially all noncredit card consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset. At

June 30, 2000 and 1999, the Bank has approximately $143 and $209 of loans sold with recourse to the Federal National Mortgage Association (FNMA). The collateral securing these loans are one-to-four family mortgage loans which are seasoned. Unused lines of credit amounted to $59,421 and $66,720 at June 30, 2000 and 1999, respectively. Unused letters of credit amounted to $1,410 and $2,571 at June 30, 2000 and 1999, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.

    The Bank had outstanding commitments to originate or purchase loans of $21,494 and to sell loans of approximately $11,637 at June 30, 2000. The portion of commitments to originate or purchase fixed rate loans totaled $17,812 with a range in interest rates of 5.4% to 10.0%. No losses are expected to be sustained in the fulfillment of any of these commitments.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

Note 18. Cash Flow Information

    Changes in other assets and liabilities at June 30, 2000, 1999 and 1998 consist of:

	2000	1999	1998
(Increase) decrease in accrued interest receivable	$(515)	$14	$(202)
(Increase) decrease in prepaid expenses
and other assets	219	(510)	(1,129)
Deferred income taxes (credits)	1,417	(1,262)	(1,718)
Increase (decrease) in accrued interest payable and other liabilities	1,439	(1,459)	390

	$2,560	$(3,217)	$(2,659)

Note 19. Subsequent Events

    In July 2000, HomeFirst Mortgage Corp. entered into a stock purchase agreement under which it will purchase all outstanding shares of Mid America Capital Services, Inc. for cash consideration of approximately $2,850. The operations of Mid America Capital Services consist primarily of leasing business equipment.

    In August 2000, the Company entered into a $3,000 revolving note agreement with an unrelated bank, primarily to fund the above acquisition. The note is secured by substantially all assets of the Company, including the Bank stock held by the Company, bears interest at a variable rate and is due August 13, 2001.

Note 20. Financial Information of HF Financial Corp. (Parent Only)

    The Company's condensed balance sheets as of June 30, 2000 and 1999 and related condensed statements of income and cash flows for each of the years in the three year period ended June 30, 2000 are as follows:

CONDENSED BALANCE SHEETS

	2000	1999
Assets
Cash, all with Home Federal Savings Bank	$1,290	$5,920
Income taxes receivable	—	769
Note receivable, HF Card Services, L.L.C.	6,699	2,430
Investments, marketable securities	378	517
Investments in subsidiaries	38,279	38,518
Land held for development	1,298	1,298
Other	144	156

	$48,088	$49,608

Liabilities
Other borrowings	$968	$1,011
Other liabilities	177	39
Stockholders' equity	46,943	48,558

	$48,088	$49,608

CONDENSED STATEMENTS OF INCOME

	2000	1999	1998
Interest income	$649	$435	$543
Equity in earnings (loss) of subsidiaries	4,717	(639)	6,038
Other income	52	31	491
Expenses	(328)	(447)	(321)
Income tax (expense) benefit	177	1,671	(278)

Net income	$5,267	$1,051	$6,473

CONDENSED STATEMENTS OF CASH FLOWS

	2000	1999	1998
Cash Flows From Operating Activities
Net income	$5,267	$1,051	$6,473
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned compensation	113	114	113
Noncash issuance of common stock	98	95	94
Equity in (earnings) loss of subsidiaries	(4,717)	639	(6,038)
Cash dividends received from subsidiaries	4,244	4,122	4,765
Realized (gain) on sale of securities, net	—	—	(194)
Increase (decrease) in liabilities	138	(100)	(310)
Other, net	782	(902)	123

Net cash provided by operating activities	5,925	5,019	5,026

Cash Flows From Investing Activities
Disbursements on note receivable from HF Card	(6,624)	(3,473)	—
Repayments on note receivable from HF Card	2,355	1,043	—
Purchase of securities	—	(517)	—
Proceeds from maturities and sales of securities	135	500	656
Purchase of land for development	—	(261)	—

Net cash provided by (used in) investing activities	(4,134)	(2,708)	656

Cash Flows From Financing Activities
Purchase of treasury stock	(4,869)	(6,735)	(2,108)
Cash dividends paid	(1,544)	(1,511)	(1,248)
Proceeds from issuance of common stock	35	170	90
Payments on other borrowings	(43)	(26)	—

Net cash (used in) financing activities	(6,421)	(8,102)	(3,266)

Increase (decrease) in cash	(4,630)	(5,791)	2,416
Cash at Beginning of Period	5,920	11,711	9,295

Cash at End of Period	$1,290	$5,920	$11,711

Note 21. Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share data)

Fiscal year 2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total interest income	$12,462	$12,990	$13,493	$14,186
Net interest income	5,807	5,820	5,865	6,038
Provision for losses on loans	1,870	1,668	874	1,203
Net income	1,388	1,256	1,317	1,306
Earnings per share:
Basic	0.34	0.32	0.35	0.35
Diluted	0.34	0.32	0.34	0.35

Fiscal year 1999	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter *
Total interest income	$11,166	$11,572	$11,397	$11,984
Net interest income	5,167	5,415	5,257	5,622
Provision for losses on loans	1,562	1,696	2,041	6,821
Net income (loss)	1,293	1,087	47	(1,376)
Earnings (loss) per share:
Basic	0.30	0.25	0.01	(0.34)
Diluted	0.29	0.25	0.01	(0.34)

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

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Directors

    Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive officers

    Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10-K is incorporated herein by reference.

Item 11. Executive Compensation

    Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, except for information contained under the headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security ownership of Certain Beneficial Owners and Management

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

    Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, except for information contained under the headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Documents filed with this report.
(1)
See index to consolidated financial statements on page 64 of this report.
(2)
All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto	Sequential Page Number Where Attached Exhibits Are Located in This Form 10-K Report
3(i)	Articles of Incorporation	(1)	Not Applicable
3(ii)	By-Laws	(1)	Not Applicable
4.0	Rights Agreement	(5)	Not Applicable
10.1	Employment Contracts between the Bank and Curtis L. Hage	(1)	Not Applicable
10.2	Amendment to Employment Contract between the Bank and Curtis L. Hage	(4)	Not Applicable
10.4	1991 Stock Option and Incentive Plan	(2)	Not Applicable
10.5	Articles of Incorporation of HF Card Services L.L.C.	(4)	Not Applicable
10.6	Amendment to 1991 Stock Option and Incentive Plan	(6)	Not Applicable
10.7	1996 Director Restricted Stock Plan	(6)	Not Applicable
10.8	Employment Contract between the Bank and Gene F. Uher	(6)	Not Applicable
10.9	Employment Contract between the Bank and Mark S. Sivertson	(7)	Not Applicable
10.10	Employment Contract between the Bank and Michael H. Zimmerman	(7)	Not Applicable
10.11	Change in Control Contract between the Bank and Gene F. Uher	(7)	Not Applicable
10.12	Change in Control Contract between the Bank and Mark S. Sivertson	(7)	Not Applicable
10.13	Change in Control Contract between the Bank and Michael H. Zimmerman	(7)	Not Applicable
10.14	Amendment to Employment Contract between the Bank and Gene F. Uher	(8)	Not Applicable
10.15	Employment Contract between the Bank and Brent E. Johnson	(8)	Not Applicable
10.16	Change in Control Contract between the Bank and Brent E. Johnson	(8)	Not Applicable
21	Subsidiaries of Registrant	21	Page 104
23	Consents of Experts and Counsel	23	Page 105
27.1	Financial Data Schedule	27.1	Page 106
27.2	Financial Data Schedule—Restated	27.2	Page 107

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

(8)
Filed as exhibits to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1999.

    All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Reports on Form 8-K

    No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

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

/s/ CURTIS L. HAGE Curtis L. Hage, Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)		/s/ BRENT E. JOHNSON Brent E. Johnson, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	September 27, 2000	Date:	September 27, 2000

/s/ THOMAS L. VAN WYHE Thomas L. Van Wyhe, Director		/s/ PAUL J. HALLEM Paul J. Hallem, Director
Date:	September 27, 2000	Date:	September 27, 2000

/s/ JEFFREY G. PARKER Jeffrey G. Parker, Director		/s/ ROBERT L. HANSON Robert L. Hanson, Director
Date:	September 27, 2000	Date:	September 27, 2000

/s/ WILLIAM G. PEDERSON William. G. Pederson, Director		/s/ JOELLEN G. KOERNER JoEllen G. Koerner, Ph.D., Director
Date:	September 27, 2000	Date:	September 27, 2000

/s/ KEVIN T. KIRBY Kevin T. Kirby, Director
Date:	September 27, 2000

Index to Exhibits

Exhibit Number
21	Subsidiaries of Registrant
23	Consents of Experts and Counsel
27.1	Financial Data Schedule
27.2	Financial Data Schedule—Restated

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
HF FINANCIAL CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF INCOME
CONDENSED STATEMENTS OF CASH FLOWS
PART III
PART IV
SIGNATURES
Index to Exhibits