Form 10-Q
period 2000-09-30
HF FINANCIAL CORP
filed 2000-11-14
CIK 881790

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

     As of November 8, 2000 there were 3,677,606 issued and outstanding shares of the Registrant's Common Stock, with $.01 par value.

                               HF FINANCIAL CORP.

                                    FORM 10-Q
                                      INDEX

                                                                                  Page
                                                                                  ----

PART I.            FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited):

               Consolidated Statements of Financial Condition
                  As of September 30, 2000 and June 30, 2000                        1

               Consolidated Statements of Income for the Three
                  Months Ended September 30, 2000 and 1999                          2

               Consolidated Statement of Stockholders' Equity
                  for the Three Months Ended September 30, 2000                     3

               Consolidated Statements of Cash Flows for the Three
                  Months Ended September 30, 2000 and 1999                        4-5

               Notes to Consolidated Financial Statements                         6-7

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  8-18

     Item 3.   Quantitative and Qualitative Disclosures about
                  Market Risk                                                      19

PART II.           OTHER INFORMATION

     Item 1.   Legal Proceedings                                                   20

     Item 2.   Changes in Securities                                               20

     Item 3.   Default upon Senior Securities                                      20

     Item 4.   Submission of Matters to a Vote
                  of Security Holders                                              20

     Item 5.   Other Information                                                   20

     Item 6.   Exhibits and Reports on Form 8-K                                    20

     Signatures                                                                    21

Item 1.
                       HF FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                    ASSETS
                                                             September 30, 2000          June 30, 2000
                                                           --------------------------------------------
                                                               (Unaudited)
Cash and cash equivalents                                        $       13,529             $   26,417
Securities available for sale                                            60,629                 60,445
Mortgage-backed securities available for sale                            51,332                 53,001
Loans receivable                                                        555,610                542,494
Loans held for sale                                                       6,996                  8,257
Accrued interest receivable                                               5,897                  5,346
Office properties and equipment, at cost, net of
     accumulated depreciation                                            13,652                 13,717
Foreclosed real estate and other properties                               1,496                  1,594
Prepaid expenses and other assets                                         2,384                  2,290
Mortgage servicing rights                                                 2,270                  2,171
Deferred income taxes                                                     3,941                  4,235
Cost in excess of net assets acquired                                     5,657                  5,030
                                                           --------------------------------------------
                                                                 $      723,393             $  724,997
                                                           ============================================

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                    $      522,306             $  545,497
     Advances from Federal Home Loan Bank
          and other borrowings                                          129,082                113,020
     Advances by borrowers for taxes and insurance                       10,173                  6,543
     Accrued interest payable                                             6,814                  6,844
     Other liabilities                                                    6,546                  6,150
                                                           --------------------------------------------
          Total liabilities                                             674,921                678,054
                                                           --------------------------------------------

Stockholders' Equity
     Preferred stock, $.01 par value, 500,000 shares
          authorized, none outstanding                                      - -                    - -
     Series A Junior Participating Preferred Stock,
          $1.00 stated value, 50,000 shares authorized,
          none outstanding                                                  - -                    - -
     Common stock, $.01 par value, 10,000,000 shares
          authorized, 4,782,815 and 4,769,314 shares
          issued at September 30, 2000 and June 30, 2000                     48                     48
     Additional paid-in capital                                          15,367                 15,260
     Retained earnings, substantially restricted                         50,698                 49,824
     Unearned compensation                                                (113)                  (113)
     Accumulated other comprehensive income (loss)                      (1,403)                (1,951)
     Less cost of treasury stock, 1,105,209 shares                     (16,125)               (16,125)
                                                           --------------------------------------------
                                                                         48,472                 46,943
                                                           --------------------------------------------
                                                                 $      723,393             $  724,997
                                                           ============================================

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                       Three Months Ended September 30,
                                                                               ------------------------------------------------
                                                                                         2000                      1999
                                                                               -----------------------    ---------------------
Interest and dividend income:
     Loans receivable                                                                  $       12,923             $     10,968
     Mortgage-backed securities                                                                   903                      648
     Investment securities and interest-bearing deposits                                          934                      846
                                                                               -----------------------    ---------------------
                                                                                               14,760                   12,462
                                                                               -----------------------    ---------------------
Interest expense:
     Deposits                                                                                   6,867                    5,325
     Advances from Federal Home Loan Bank
          and other borrowings                                                                  1,754                    1,330
                                                                               -----------------------    ---------------------
                                                                                                8,621                    6,655
                                                                               -----------------------    ---------------------
                 Net interest income                                                            6,139                    5,807

Provision for losses on loans
                                                                                                  778                    1,870
                                                                               -----------------------    ---------------------
                 Net interest income after provision
                      for losses on loans                                                       5,361                    3,937
                                                                               -----------------------    ---------------------

Noninterest income:
     Credit card fee income                                                                       998                    2,646
     Fees on deposits                                                                             874                      665
     Commission and insurance income                                                              364                      263
     Loan servicing income                                                                        362                      326
     Loan fees and service charges                                                                208                      235
     Gain on sale of loans, net                                                                   151                      203
     Other                                                                                        245                      245
                                                                               -----------------------    ---------------------
                                                                                                3,202                    4,583
                                                                               -----------------------    ---------------------
Noninterest expense:
     Compensation and employee benefits                                                         3,476                    3,016
     Other general and administrative expenses                                                  1,239                    1,167
     Occupancy and equipment                                                                      847                      750
     Credit card processing expense                                                               743                    1,251
     Amortization of intangible assets                                                             97                       84
     Federal insurance premiums                                                                    65                       97
     Other                                                                                         28                       31
                                                                               -----------------------    ---------------------
                                                                                                6,495                    6,396
                                                                               -----------------------    ---------------------
                 Income before income taxes                                                     2,068                    2,124
Income tax expense                                                                                808                      736
                                                                               -----------------------    ---------------------
                 Net income                                                            $        1,260             $      1,388
                                                                               =======================    =====================
Earnings per share:
     Basic                                                                                      $0.34                    $0.34
                                                                               =======================    =====================
     Diluted                                                                                    $0.34                    $0.34
                                                                               =======================    =====================

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Three Months Ended September 30, 2000
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                       Additional
                                             Common     Paid-In    Retained    Unearned
                                              Stock     Capital    Earnings  Compensation
                                            ---------   --------   --------  ------------

Balance, June 30, 2000                       $     48   $ 15,260   $ 49,824    $    (113)

Comprehensive income:
    Net income                                   - -        - -       1,260        - -
    Net change in unrealized loss on
      securities available for sale, net
      of deferred taxes                          - -        - -         - -        - -
                                             --------   --------   --------    ---------
           Comprehensive income                  - -        - -       1,260        - -

11,249 shares issued under Director
    Restricted Stock Plan                        - -         100        - -        - -

Exercise of stock options for 2,252 shares       - -           7        - -        - -

Cash dividends paid ($0.105 per share)
    on common stock                              - -        - -        (386)       - -
                                             --------   --------   --------    ---------

Balance, September 30, 2000                  $     48   $ 15,367   $ 50,698    $    (113)
                                             ========   ========   ========    =========


                                           Accumulated
                                              Other
                                          Comprehensive  Treasury
                                          Income (Loss)   Stock         Total
                                          ------------  ----------    ----------

Balance, June 30, 2000                       $ (1,951)   $ (16,125)   $ 46,943

Comprehensive income:
    Net income                                   - -         - -         1,260
    Net change in unrealized loss on
      securities available for sale, net
      of deferred taxes                           548        - -           548
                                             --------    ---------    --------
           Comprehensive income                   548        - -         1,808

11,249 shares issued under Director
    Restricted Stock Plan                        - -         - -           100

Exercise of stock options for 2,252 shares       - -         - -             7

Cash dividends paid ($0.105 per share)
    on common stock                              - -         - -          (386)
                                             --------    ---------    --------

Balance, September 30, 2000                  $ (1,403)   $ (16,125)   $ 48,472
                                             ========    =========    ========

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   Three Months Ended September 30,
                                                                               ----------------------------------------
                                                                                      2000                    1999
                                                                               ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $   1,260              $    1,388
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Provision for losses on loans                                                    778                   1,870
          Depreciation                                                                     457                     389
          Amortization of premiums and discounts on
               securities available for sale, net                                           (9)                     (2)
          Amortization of intangible assets                                                 97                      84
          Amortization of mortgage servicing rights                                         69                      75
          Noncash issuance of common stock                                                 100                      98
          (Decrease) in deferred loan fees                                                 (36)                   (512)
          Loans originated for resale                                                  (15,880)                (19,866)
          Proceeds from the sale of loans                                               17,292                  25,084
          (Gain) on sale of loans, net                                                    (151)                   (203)
          Mortgage servicing rights capitalized                                            (30)                    (41)
          (Gains) losses and provision for losses on sales of
               foreclosed real estate and other properties, net                             (1)                       4
          (Gain) on disposal of office properties
               and equipment, net                                                          (11)                     (1)
          (Increase) in accrued interest receivable                                       (551)                   (275)
          (Increase) decrease in prepaid expenses and other assets                         (94)                    561
          (Increase) in deferred income taxes                                              (41)                    - -
          Increase (decrease) in accrued interest payable and other
                    liabilities                                                            366                    (352)
                                                                               ----------------        ----------------
                    Net cash provided by operating activities                        $   3,615              $    8,301
                                                                               ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans purchased                                                                   (11,037)                 (8,539)
     Loans originated and held                                                         (48,798)                (49,253)
     Principal collected on loans                                                       45,781                  48,932
     Mortgage-backed securities available for sale:
          Purchases                                                                        - -                  (9,994)
          Repayments                                                                     2,102                   3,121
     Securities available for sale:
          Sales and maturities                                                             275                   7,941
          Purchases                                                                        - -                  (4,511)
     Proceeds from sale of office properties and equipment                                  17                       1
     Purchase of office properties and equipment                                          (398)                   (128)
     Purchase of mortgage servicing rights                                                (138)                   (211)
     Purchase of intangible assets                                                        (724)                     - -
     Proceeds from sale of foreclosed real estate
          and other properties, net                                                        295                     153
                                                                               ----------------        ----------------
                    Net cash (used in) investing activities                          $ (12,625)             $  (12,488)
                                                                               ----------------        ----------------

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    Three Months Ended September 30,
                                                                               ----------------------------------------
                                                                                      2000                    1999
                                                                               ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) in deposit accounts                                            $   (23,191)             $  (28,931)
     Proceeds of advances from Federal Home Loan
          Bank and other borrowings                                                    179,581                  51,500
     Payments on advances from Federal Home Loan
          Bank and other borrowings                                                   (163,519)                (22,792)
    Increase in advances by borrowers for
          taxes and insurance                                                            3,630                   3,073
    Purchase of treasury stock                                                             - -                  (1,467)
    Proceeds from issuance of common stock                                                   7                     - -
    Cash dividends paid                                                                   (386)                   (408)
                                                                               ----------------        ----------------
                    Net cash provided by (used in) financing activities            $    (3,878)             $      975
                                                                               ----------------        ----------------

                    (Decrease) in cash and cash equivalents                        $   (12,888)             $   (3,212)

Cash and Cash Equivalents
     Beginning                                                                          26,417                  16,671
                                                                               ----------------        ----------------
     Ending                                                                        $    13,529              $   13,459
                                                                               ================        ================

See Notes to Consolidated Financial Statements

                       HF FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For The Three Months Ended September 30, 2000 and 1999
                             (Dollars in Thousands)
                                   (Unaudited)
NOTE 1. SELECTED ACCOUNTING POLICIES

BASIS OF PRESENTATION:

     The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of HF Financial Corp. (the "Company"), its subsidiaries, HomeFirst Mortgage Corp. (the "Mortgage Corp." formerly known as HF Mortgage Corp.) and the Mortgage Corp.'s subsidiaries, HF Card Services L.L.C. (HF Card Services) and Home Federal Savings Bank, (the "Bank") and the Bank's subsidiaries.

NOTE 2.  REGULATORY CAPITAL

The following table sets forth the Bank's compliance with its capital requirements at September 30, 2000:

                                                                                             Amount           Percent
                                                                                             ------           -------
                  Tier I (core) capital:
                       Required  . . . . . . . . . . . . . . . . . . . . . . . .           $21,217              3.00%
                       Actual . . . . . . . . . . . . . . . . . . . . . . . . .             42,546              6.02
                       Excess . . . . . . . . . . . . . . . . . . . . . . . . .             21,329              3.02
                  Risk-based capital:
                       Required. . . . . . . . . . . . . . . . . . . . . . . . .           $40,956              8.00%
                       Actual . . . . . . . . . . . . . . . . . . . . . . . . .             48,964              9.56
                       Excess . .  . . . . . . . . . . . . . . . . . . . . . . .             8,008              1.56


NOTE 3.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended September 30, 2000 and 1999 as adjusted was 3,676,139 and 4,044,038, respectively.

     Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended September 30, 2000 and 1999 as adjusted was 3,723,082 and 4,119,384, respectively.

NOTE 4.  SEGMENT INFORMATION

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



                      Three Months Ended September 30, 2000
----------------------------------------------------------------------------------------------------------

                                                                Credit
                                                Banking          Card           Other           Total
                                              ------------------------------------------------------------
                                                                (Dollars in Thousands)

Net interest income                              $   5,826       $     62         $   251       $   6,139
Provision for losses on loans                        (412)          (349)            (17)           (778)
Noninterest income                                   1,890            967             345           3,202
Noninterest expense                                (5,179)          (799)           (517)         (6,495)
                                              -------------   ------------   -------------   -------------
   Income (loss) before income taxes             $   2,125       $  (119)         $    62       $   2,068
                                              =============   ============   =============   =============

                                              -------------   ------------   -------------   -------------
Total assets                                     $ 703,808       $  7,176         $12,409       $ 723,393
                                              =============   ============   =============   =============



                      Three Months Ended September 30, 1999
----------------------------------------------------------------------------------------------------------

                                                                Credit
                                                Banking          Card           Other           Total
                                              ------------------------------------------------------------
                                                                (Dollars in Thousands)

Net interest income                              $   5,554       $    124         $   129       $   5,807
Provision for losses on loans                        (300)        (1,570)           - - -         (1,870)
Noninterest income                                   1,719          2,642             222           4,583
Noninterest expense                                (4,716)        (1,341)           (339)         (6,396)
                                              -------------   ------------   -------------   -------------
   Income (loss) before income taxes             $   2,257       $  (145)         $    12       $   2,124
                                              =============   ============   =============   =============

                                              -------------   ------------   -------------   -------------
Total assets                                     $ 648,506       $  9,489         $ 2,491       $ 660,486
                                              =============   ============   =============   =============

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

     HF Financial Corp. (the "Company") was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Savings Bank (the "Bank") issued in the mutual to stock conversion of the Bank. The Company acquired all of the outstanding stock of the Bank on April 8, 1992. In May 1996, the Company formed a Limited Liability Company named HF Card Services L.L.C. ("HF Card Services") and became the owner of 51% of this entity. The Company became the owner of 100% of HF Card Services effective as of July 1998. The activities of the Company itself have no significant impact on the results of operations on a consolidated basis. Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services and HomeFirst Mortgage Corp. (the "Mortgage Corp.").

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements that deal with future results, expectations, plans or performance. In addition, the Company's management may make such statements orally to the media, securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. These forward-looking statements might include one or more of the following:

    o Projections of income, revenues, earnings per share, dividends, capital expenditures, capital structure or other financial items.
    o Descriptions of plans or objectives of management for future operations, products or services.
    o   Forecasts of future economic performance.
    o   Descriptions of assumptions underlying or relating to such matters.

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

FINANCIAL CONDITION DATA

     At September 30, 2000, the Company had total assets of $723.4 million, a decrease of $1.6 million from the level at June 30, 2000. The decrease in assets was due primarily to a decrease in cash and cash equivalents of $12.9 million, mortgage-backed securities of $1.7 million and loans held for sale of $1.3 million, offset by an increase in loans receivable of $13.1 million. The increase in advances from Federal Home Loan Bank ("FHLB") and other borrowings of $16.1 million and advances by borrowers for taxes and insurance escrows of $3.6 million was offset by the decrease in deposits of $23.2 million from the levels at June 30, 2000. In addition, stockholders' equity increased from $46.9 million at June 30, 2000 to $48.5 million at September 30, 2000, primarily due to net income of $1.3 million which was partially offset by the payment of cash dividends of $386,000.

     The decrease in mortgage-backed securities of $1.7 million was primarily the result of amortization and prepayments of principal. Mortgage-backed securities were allowed to paydown without reinvestment during the first quarter of fiscal 2001.

     The decrease in loans held for sale of $1.3 million was due to a decline in loans originated for sale into the secondary market at September 30, 2000.

     Advances from the FHLB and other borrowings increased $16.1 million for the three month period ended September 30, 2000 primarily due to the Company obtaining new advances and additional borrowings in the amount of $179.6 million which were partially offset by payments of $163.5 million on advances and other borrowings during the three month period ended September 30, 2000.

     The increase in loans receivable of $13.1 million was due primarily to purchases and originations of principal exceeding amortization and prepayments of principal.

     The $23.2 million decrease in deposits was primarily due to a decrease in demand accounts of $3.3 million, savings accounts of $20.9 million and certificates of deposit of $358,000 offset by an increase in money market accounts of $1.4 million. As of September 30, 2000, the Bank had total deposits from one local governmental entity of $23.6 million compared to $45.2 million at June 30, 2000. This decrease is seasonal and is comparable to the last two years.

     The $3.6 million increase in advances by borrowers for taxes and insurance was due primarily to the receipt of escrow payments in excess of amounts paid out. The major escrow payments are primarily paid semiannually in April and October.

     ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     AVERAGE BALANCES, INTEREST RATES AND YIELDS. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the three months ended September 30, 2000 and 1999 include fees which are considered adjustments to yield.

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                       ------------------------------------------------------------------------
                                                      2000                                 1999
                                       ------------------------------------  ----------------------------------
                                           Average    Interest                    Average   Interest
                                       Outstanding     Earned/      Yield/    Outstanding    Earned/    Yield/
                                           Balance        Paid        Rate        Balance       Paid      Rate
                                       ------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                $562,119      $12,923       9.12%      $515,029     $10,968     8.47%
   Mortgage-backed securities            53,859          903       6.65%        42,275         648     6.10%
   Other investment securities (2)       55,817          825       5.86%        54,314         761     5.57%
   FHLB stock                             6,130          109       7.05%         5,290          85     6.39%
                                       -----------   ----------  ----------   ----------  ----------  --------

Total interest-earning assets          $677,925      $14,760       8.64%      $616,908     $12,462     8.04%
                                                     ----------  ----------               ----------  ---------
   Noninterest-earning assets            36,849                                 35,561
                                       -----------                            ----------
Total assets                           $714,774                               $652,469
                                       ===========                            ==========

Interest-bearing liabilities:
Deposits:
   Checking and money market           $183,914      $ 1,824       3.93%      $148,058     $ 1,053     2.83%
   Savings                               44,719          457       4.05%        46,754         351     2.99%
   Certificates of deposit              301,750        4,586       6.03%       291,014       3,921     5.36%
                                     -----------   ----------  ----------  ------------  ----------  --------
      Total deposits                   $530,383        6,867       5.14%      $485,826     $ 5,325     4.36%
   FHLB advances and other borrowings   114,633        1,754       6.07%        97,156       1,330     5.45%
                                     -----------   ----------  ----------  ------------  ----------  --------

Total interest-bearing liabilities     $645,016      $ 8,621       5.30%      $582,982     $ 6,655     4.54%
                                                   ----------  ----------                ----------  --------
   Other liabilities                     21,776                                 21,014
                                     -----------                             ---------
Total liabilities                      $666,792                               $603,996
   Equity                                47,982                                 48,473
                                     -----------                              --------
Total liabilities and equity           $714,774                               $652,469
                                     ============                           ===========

Net interest income; interest rate
   spread                                            $ 6,139       3.34%                   $ 5,807     3.50%
                                                   ==========  ==========                ==========  ========
Net interest margin (3)                                            3.59%                               3.74%
                                                               ==========                            ========

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

                                                         Three Months Ended September 30,
                                                 --------------------------------------------
                                                                 2000 vs 1999
                                                 --------------------------------------------

                                                   Increase
                                                  (Decrease)       Increase

                                                    Due to          Due to          Total
                                                    Volume           Rate          Increase
                                                 ------------   -------------   -------------

                                                            (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                             $ 1,059          $  896        $  1,955
     Mortgage-backed securities                           187              68             255
     Other investment securities (2)                       23              41              64
     FHLB stock                                            14              10              24
                                                 ------------   -------------   -------------

Total interest-earning assets                         $ 1,283         $ 1,015        $  2,298
                                                 ============   =============   =============

Interest-bearing liabilities:
Deposits:
    Checking and money market                          $  307          $  464         $   771
    Savings                                              (18)             124             106
    Certificates of deposit                               160             505             665
                                                 ------------   -------------   -------------
      Total deposits                                      449           1,093           1,542

FHLB advances and other borrowings
                                                          255             169             424
                                                 ------------   -------------   -------------

Total interest-bearing liabilities                     $  704         $ 1,262        $  1,966
                                                 ============   =============   =============


Net interest income increase                                                          $   332
                                                                                =============

-------------------------------------------------------------------------------

(1)  Includes interest on accruing loans past due 90 days or more.
(2)  Includes primarily U. S. Government and agency securities.

ASSET QUALITY

         In accordance with the Company's internal classification of assets policy, management evaluates the loan portfolio on a monthly basis to identify loss potential and determine the adequacy of the allowance for loan losses. The following table sets forth the amounts and categories of the Company's nonperforming assets for the periods indicated.

                                                                        Nonperforming Assets As Of
                                                                -------------------------------------------
                                                                  September 30,              June 30,
                                                                      2000                     2000
                                                                ------------------       ------------------

                                                                          (Dollars in Thousands)
Nonaccruing loans:
     One- to+four-family                                               $      486                $     551
     Commercial                                                                39                      165
     Multi-family                                                            ----                     ----
     Commercial business                                                    1,182                      971
     Consumer                                                                 493                      317
     Agriculture                                                               16                       31
     Credit cards                                                            ----                     ----
     Mobile homes                                                              13                       43
                                                                ------------------      ------------------
        Total                                                          $    2,229                $   2,078
                                                                ------------------      ------------------

Accruing loans delinquent more than 90 days:

     One- to four-family                                               $     ----                $    ----
     Commercial                                                              ----                     ----
     Multi-family                                                            ----                     ----
     Commercial business                                                     ----                     ----
     Consumer                                                                ----                     ----
     Agriculture                                                               25                     ----
     Credit cards                                                             539                      514
     Mobile homes                                                            ----                     ----
                                                               ------------------       ------------------
              Total                                                    $      564                $     514
                                                               ------------------       ------------------

Foreclosed assets: (2)
     One- to four-family                                               $      103                $     214
     Commercial                                                              ----                     ----
     Multi-family                                                            ----                     ----
     Commercial business                                                     ----                     ----
     Consumer                                                                  78                       67
     Agriculture                                                             ----                     ----
     Credit cards                                                            ----                     ----
     Mobile homes                                                              17                       15
                                                               ------------------       ------------------
              Total                                                    $      198                $     296
                                                               ------------------       ------------------

Total nonperforming assets                                             $    2,991                $   2,888
                                                               ==================       ==================

Ratio of nonperforming assets to total assets                               0.41%                    0.40%
                                                               ==================       ==================

Ratio of nonperforming loans to total loans  (1)                            0.49%                    0.46%
                                                               ==================       ==================

-------------------------------------------------------------------------------

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

         Nonperforming assets increased to $3.0 million at September 30, 2000 from $2.9 million at June 30, 2000, an increase of $103,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, remained relatively stable at 0.41% at September 30, 2000 as compared to 0.40% at June 30, 2000.

         Nonaccruing loans increased to $2.2 million at September 30, 2000 from $2.1 million at June 30, 2000, an increase of $150,000. Included in nonaccruing loans at September 30, 2000 were seven loans totaling $486,000 secured by one- to four-family real estate, two loans in the amount of $39,000 secured by commercial real estate, eight loans totaling $1.2 million secured by commercial business, three mobile home loans totaling $13,000, twenty-one consumer loans totaling $493,000 and two agriculture loans totaling $16,000. At September 30, 2000, gross interest income of $626,000 would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms. Gross interest income of $439,000 was recognized as income on loans accounted for on a nonaccrual basis.

        Accruing credit card loans delinquent more than 90 days increased to $539,000 at September 30, 2000 from $514,000 at June 30, 2000. A total of $1.6 million of credit card loans were delinquent 30 days at September 30, 2000 as compared to $1.7 million at June 30, 2000. Net credit card loan charge-offs for the three months ended September 30, 2000 were $1.1 million as compared to $3.8 million for the same period in fiscal 2000. Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $2.5 million in the next six months. Of this amount about 76% will be a charge-off against allowance for credit card loan losses, of which the Company currently maintains an allowance for credit card loan losses equal to 26% of the outstanding credit card loan balance, or about $2.2 million. The remaining 24% will be charged against deferred credit card fee income, interest income and credit card fee income in future periods.

         Foreclosed assets decreased from $296,000 at June 30, 2000 to $198,000 at September 30, 2000, a decrease of $98,000.

         At September 30, 2000, the Bank had approximately $25.2 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Company's management believes that the September 30, 2000 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at September 30, 2000 will be adequate in the future.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated.

                                                                                           Three Months Ended

                                                                                 -------------------------------------
                                                                                        9/30/2000            9/30/1999
                                                                                 ----------------      ---------------
                                                                                         (Dollars in Thousands)

Balance at beginning of period                                                          $   8,475            $  11,991
CHARGE-OFFS:
     One- to four-family                                                                      (5)                  (6)
     Commercial business                                                                      (5)                 ----
     Consumer                                                                               (282)                (197)
     Agriculture                                                                             ----                 (11)
     Credit cards                                                                         (1,150)              (3,944)
     Mobile homes                                                                            (19)                  (6)
                                                                                 ----------------      ---------------
          Total charge-offs                                                             $ (1,461)            $ (4,164)
                                                                                 ----------------      ---------------

RECOVERIES:

     One- to four-family                                                                $    ----            $      11
     Consumer                                                                                  63                   57
     Agriculture                                                                             ----                    1
     Credit cards                                                                              45                  154
     Mobile homes                                                                               1                   14
                                                                                 ----------------      ---------------
          Total recoveries                                                              $     109            $     237
                                                                                 ----------------      ---------------

         Net (charge-offs)                                                              $ (1,352)            $ (3,927)

Additions charged to operations                                                               778                1,870
Additions from acquisition                                                                     97                 ----
                                                                                 ----------------      ---------------
Balance at end of period                                                                $   7,998            $   9,934
                                                                                 ================      ===============

Ratio of net (charge-offs) during the period to
     average loans outstanding during the period                                          (0.24)%              (0.76)%
                                                                                 ================      ===============

Ratio of allowance for loan losses to total loans at end
     of period                                                                              1.40%                1.92%
                                                                                 ================      ===============

Ratio of allowance for loan losses to nonperforming
     loans at end of period (1)                                                           286.36%              450.93%
                                                                                 ================      ===============

-------------------------------------------------------------------------------
(1) Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.

The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

                                                           At September 30, 2000               At June 30, 2000
                                                       ------------------------------     ----------------------------
                                                                          Percent of                       Percent of
                                                                           Loans in                         Loans in
                                                                             Each                             Each
                                                                         Category to                       Category to
                                                           Amount        Total Loans         Amount        Total Loans
                                                       --------------   ------------------------------    ------------

                                                                            (Dollars in Thousands)

One- to four-family                                            $1,314          22.40%          $ 1,299          23.23%

Commercial and multi-family real estate (1)                     1,408          24.00%            1,442          25.79%

Commercial  business                                              992          16.91%              844          15.10%

Consumer (2)                                                    1,664          28.36%            1,536          27.47%

Agricultural                                                      346           5.89%              323           5.77%

Credit cards                                                    2,220           1.52%            2,976           1.66%


Mobile homes                                                       54           0.92%               55           0.98%

                                                       --------------   -------------     ------------    ------------

          Total                                                $7,998         100.00%          $ 8,475         100.00%
                                                       ==============   =============     ============    ============



-------------------------------------------------------------------------------
(1) Includes construction loans.
(2) Excludes allowance for loan losses relating to mobile home loans and credit card loans.

         The allowance for loan losses was $8.0 million at September 30, 2000 as compared to $8.5 million at June 30, 2000. The ratio of the allowance for loan losses to total loans was 1.40% at September 30, 2000 and 1.52% at June 30, 2000. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Company continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

         The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000. A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. As of September 30, 2000, $2.2 million of the $8.0 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan portfolio and have made no recommendations for increases in the allowances during the three month period ended September 30, 2000 and year ended June 30, 2000.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     GENERAL. The Company's net income decreased $128,000 to $1.3 million for the three months ended September 30, 2000 as compared to $1.4 million for the three months ended September 30, 1999. As discussed in more detail below, this decrease was due primarily to a decrease in noninterest income of $1.4 million, an increase in noninterest expense of $99,000 and an increase in income tax expense of $72,000 which were partially offset by an increase in net interest income of $332,000 and a decrease in provision for losses on loans of $1.1 million.

     INTEREST INCOME. Interest income increased $2.3 million from $12.5 million for the three months ended September 30, 1999 to $14.8 million for the three months ended September 30, 2000. The $61.0 million increase of average earning assets resulted in a $1.3 million increase in interest income. The average yield on interest-earning assets increased from 8.04% to 8.64% for the three months ended September 30, 1999 and September 30, 2000, respectively.

     INTEREST EXPENSE. Interest expense increased $2.0 million from $6.7 million for the three months ended September 30, 1999 to $8.6 million for the three months ended September 30, 2000. A $1.3 million increase in interest expense was the result of the increase in the average rate paid on interest-bearing liabilities from 4.54% to 5.30% for the three months ended September 30, 1999 and September 30, 2000, respectively. In addition, the average balance of interest-bearing liabilities increased $62.0 million at September 30, 2000 as compared to the same period in the prior fiscal year.

     NET INTEREST INCOME. The Company's net interest income for the three months ended September 30, 2000 increased $332,000, or 5.72%, to $6.1 million compared to $5.8 million for the same period in fiscal 2000. The increase in net interest income reflects an overall increase in net earning assets offset by a reduction in the net interest spread on average earning assets to 3.34% for the three months ended September 30, 2000 from 3.50% for the same period in fiscal 2000.

     During the three months ended September 30, 2000, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

     PROVISION FOR LOSSES ON LOANS. During the three months ended September 30, 2000, the Company recorded a provision for losses on loans of $778,000 as compared to $1.9 million for the three months ended September 30, 1999, a decrease of $1.1 million. A majority of the decrease is related to reduction of the subprime credit card loan portfolio from $15.0 million at September 30, 1999 to $8.7 million at September 30, 2000. See "Asset Quality" for further discussion.

     NONINTEREST INCOME. Noninterest income was $3.2 million for the three months ended September 30, 2000 as compared to $4.6 million for the three months ended September 30, 1999, a decrease of $1.4 million.

     The decrease in credit card fee income of $1.6 million for the three months ended September 30, 2000 as compared to the same period in fiscal 2000 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from to $15.0 million at September 30, 1999 as compared to $8.7 million at September 30, 2000. The fee income represents interchange fees, annual/monthly fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999. This decreased the level of these fees. Interest income on credit card loans is included in interest income on loans.

     Fees on deposits increased $209,000 due to an increase in volume from deposits acquired in new branch acquisitions/openings during the last half of fiscal 2000.

     Commission and insurance income from the sale of financial and insurance products increased $101,000 primarily due to a greater emphasis on the production of noninterest income revenue.

     NONINTEREST EXPENSE. Noninterest expense increased $99,000 as compared to the same period in the prior fiscal year primarily due to increases in compensation and employee benefits of $460,000, other general and administrative expenses of $72,000 and occupancy and equipment of $97,000 (increases primarily related to three new bank branches opened and two nonbank operations acquired since September 1999) offset by a decrease in credit card processing expense of $508,000.

This expense represents costs for processing of applications, collecting loans and marketing costs for the acquisition of credit cards for the unsecured credit card program.

     INCOME TAX EXPENSE. The Company's income tax expense for the three months ended September 30, 2000 was $808,000 as compared to $736,000 for the three months ended September 30, 1999, an increase of $72,000. This increase was primarily due to the increase in the Company's effective tax rate from 34.65% for the three months ended September 30, 1999 to 39.07% for the three months ended September 30, 2000.

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

     Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At September 30, 2000, the Bank's liquidity ratio was 5.88%.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales,
(iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the three months ended September 30, 2000, the Bank required funds beyond its ability to generate funds internally. Thus it used its borrowing capacity with the FHLB by obtaining advances, which increased its borrowings with the FHLB by $7.1 million. See "Financial Condition Data" for further discussion.

     The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2000, the Bank had outstanding commitments to originate or purchase loans of $29.2 million and to sell loans of $10.7 million. At September 30, 2000, the Bank had no commitments to purchase or sell securities.

     Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

     The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on March 26, 2000 may be acquired through March 31, 2001. No shares of common stock have been purchased pursuant to this current program. Pursuant to a series of stock buy back programs initiated by the Company since 1996 the Company has purchased an aggregate of 1,105,209 shares of common stock through September 30, 2000. No purchases occurred during the first quarter of fiscal 2001.

     Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at September 30, 2000, the Bank met all current capital requirements.

     The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 6.02% at September 30, 2000.

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

     As of March 31, 2000, under a rate shock scenario of plus 200 basis points ("bp"), the Bank's pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 9.94%. The post-shock NPV ratio was estimated to be 9.47%, a decline of 47bp. As of June 30, 2000, the most recent report available, the Bank's sensitivity to interest rate changes remained comparative. The post-shock ratio for a 200 bp decrease in market interest rates as of June 30, 2000 was estimated to be 9.33%, a decrease of 45bp from the pre-shock NPV ratio estimate of 9.78%.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                                                              None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                                              None

Item 5.  OTHER INFORMATION
                                                              None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits 27.1 and 27.2 are attached.

         b.   Form 8-K is not required to be filed at this time.

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

                                               HF Financial Corp.
                                             ----------------------------------
                                                         (Registrant)

Date:         NOVEMBER 13, 2000          by   /s/ Curtis L. Hage
     --------------------------              ----------------------------------
                                              Curtis L. Hage, Chairman,
                                              President And Chief Executive
                                              Officer
                                              (Duly Authorized Officer)

Date:         NOVEMBER 13, 2000          by   /s/ Brent E. Johnson
     --------------------------              ----------------------------------
                                              Brent E.Johnson,
                                              Senior Vice President,
                                              Chief Financial Officer
                                              And Treasurer
                                              (Principal Financial and
                                              Accounting Officer)