Form 10-Q
period 2000-12-31
HF FINANCIAL CORP
filed 2001-02-14
CIK 881790

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19772

HF FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-0418532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 South Main Avenue, Sioux Falls, SD	57104
(Address of principal executive office)	(ZIP Code)

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

    As of February 9, 2001 there were 3,680,706 issued and outstanding shares of the Registrant's Common Stock, with $.01 par value.

HF FINANCIAL CORP.

FORM 10-Q
INDEX

		Page
PART I.	Financial Information
Item 1.	Financial Statements (Unaudited):
	Consolidated Statements of Financial Condition As of December 31, 2000 and June 30, 2000	1
	Consolidated Statements of Income for the Three and Six Months Ended December 31, 2000 and 1999	2
	Consolidated Statement of Stockholders' Equity for the Six Months Ended December 31, 2000	3
	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2000 and 1999	4 - 5
	Notes to Consolidated Financial Statements	6 - 8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
PART II.	Other Information
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23
	Signatures	24

Item 1.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

ASSETS

	December 31, 2000	June 30, 2000
	(Unaudited)
Cash and cash equivalents	$64,582	$26,417
Securities available for sale	60,541	60,445
Mortgage-backed securities available for sale	49,737	53,001
Loans receivable	549,820	542,494
Loans held for sale	5,450	8,257
Accrued interest receivable	5,906	5,346
Office properties and equipment, at cost, net of accumulated depreciation	13,473	13,717
Foreclosed real estate and other properties	1,626	1,594
Prepaid expenses and other assets	2,257	2,290
Mortgage servicing rights	2,386	2,171
Deferred income taxes	3,260	4,235
Cost in excess of net assets acquired	5,531	5,030

	$764,569	$724,997

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$579,470	$545,497
Advances from Federal Home Loan Bank and other borrowings	114,802	113,020
Advances by borrowers for taxes and insurance	6,903	6,543
Accrued interest payable	7,246	6,844
Other liabilities	5,590	6,150

Total liabilities	714,011	678,054

Stockholders' Equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,785,915 and 4,769,314 shares issued at December 31, 2000 and June 30, 2000	48	48
Additional paid-in capital	15,378	15,260
Retained earnings, substantially restricted	51,662	49,824
Unearned compensation	(113)	(113)
Accumulated other comprehensive income (loss)	(292)	(1,951)
Less cost of treasury stock, 1,105,209 shares	(16,125)	(16,125)

	50,558	46,943

	$764,569	$724,997

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Interest and dividend income:
Loans receivable	$13,050	$11,291	$25,973	$22,259
Mortgage-backed securities	865	860	1,768	1,508
Investment securities and interest-bearing deposits	1,192	839	2,126	1,685

	15,107	12,990	29,867	25,452

Interest expense:
Deposits	7,412	5,567	14,279	10,892
Advances from Federal Home Loan Bank and other borrowings	1,822	1,603	3,576	2,933

	9,234	7,170	17,855	13,825

Net interest income	5,873	5,820	12,012	11,627
Provision for losses on loans	486	1,668	1,264	3,538

Net interest income after provision for losses on loans	5,387	4,152	10,748	8,089

Noninterest income:
Fees on deposits	914	674	1,788	1,339
Credit card fee income	673	2,077	1,671	4,723
Loan servicing income	405	342	767	668
Commission and insurance income	331	253	695	516
Loan fees and service charges	284	352	492	587
Gain on sale of loans, net	202	193	353	396
Other	246	196	491	441

	3,055	4,087	6,257	8,670

Noninterest expense:
Compensation and employee benefits	3,345	3,110	6,821	6,126
Other general and administrative expenses	1,106	1,075	2,345	2,242
Occupancy and equipment	829	702	1,676	1,452
Credit card processing expense	705	1,202	1,448	2,453
Amortization of intangible assets	128	82	225	167
Federal insurance premiums	66	68	131	165
Other	29	53	57	83

	6,208	6,292	12,703	12,688

Income before income taxes	2,234	1,947	4,302	4,071
Income tax expense	884	691	1,692	1,427

Net income	$1,350	$1,256	$2,610	$2,644

Earnings per share:
Basic	$0.37	$0.32	$0.71	$0.67

Diluted	$0.36	$0.32	$0.70	$0.65

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Six Months Ended December 31, 2000

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2000	$48	$15,260	$49,824	$(113)	$(1,951)	$(16,125)	$46,943
Comprehensive income:
Net income	—	—	2,610	—	—	—	2,610
Net change in unrealized loss on securities available for sale, net of deferred taxes	—	—	—	—	1,659	—	1,659

Comprehensive income	—	—	2,610	—	1,659	—	4,269
11,249 shares issued under Director Restricted Stock Plan	—	100	—	—	—	—	100
Exercise of stock options for 5,352 shares	—	18	—	—	—	—	18
Cash dividends paid ($0.21 per share) on common stock	—	—	(772)	—	—	—	(772)

Balance, December 31, 2000	$48	$15,378	$51,662	$(113)	$(292)	$(16,125)	$50,558

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,610	$2,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	1,264	3,538
Depreciation	942	784
Amortization of premiums and discounts on securities available for sale, net	(24)	(6)
Amortization of intangible assets	225	167
Amortization of mortgage servicing rights	134	153
Noncash issuance of common stock	100	98
(Decrease) in deferred loan fees	(73)	(718)
Loans originated for resale	(33,611)	(39,680)
Proceeds from the sale of loans	36,771	45,643
(Gain) on sale of loans, net	(353)	(396)
Mortgage servicing rights capitalized	(87)	(76)
Realized loss on sale of securities, net	—	2
(Gains) losses and provision for losses on sales of foreclosed real estate and other properties, net	(1)	27
(Gain) loss on disposal of office properties and equipment, net	(11)	6
(Increase) in accrued interest receivable	(560)	(191)
Decrease in prepaid expenses and other assets	33	371
(Increase) in deferred income taxes	(42)	—
(Decrease) in accrued interest payable and other liabilities	(158)	(485)

Net cash provided by operating activities	$7,159	$11,881

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and leases purchased	(11,341)	(11,490)
Loans originated and held	(86,415)	(110,485)
Principal collected on loans and leases	88,766	96,947
Sale of participation interests in loans	—	5,500
Mortgage-backed securities available for sale:
Purchases	—	(19,908)
Repayments	4,744	4,977
Securities available for sale:
Sales and maturities	1,325	12,490
Purchases	(201)	(11,080)
Proceeds from sale of office properties and equipment	17	4
Purchase of office properties and equipment	(704)	(315)
Purchase of mortgage servicing rights	(262)	(303)
Purchase of intangible assets	(726)	(150)
Proceeds from sale of foreclosed real estate and other properties, net	442	596

Net cash (used in) investing activities	$(4,355)	$(33,217)

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2000	1999
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	$33,973	$(3,360)
Proceeds of advances from Federal Home Loan
Bank and other borrowings	227,081	162,500
Payments on advances from Federal Home Loan
Bank and other borrowings	(225,299)	(129,088)
Increase in advances by borrowers for taxes and insurance	360	474
Purchase of treasury stock	—	(3,168)
Proceeds from issuance of common stock	18	35
Cash dividends paid	(772)	(798)

Net cash provided by financing activities	$35,361	$26,595

Increase in cash and cash equivalents	$38,165	$5,259
Cash and Cash Equivalents
Beginning	26,417	16,671

Ending	$64,582	$21,930

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended December 31, 2000 and 1999

(Dollars in Thousands)

(Unaudited)

NOTE 1.  SELECTED ACCOUNTING POLICIES

Basis of presentation:

    The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of HF Financial Corp. (the "Company"), its subsidiaries, HomeFirst Mortgage Corp. (the "Mortgage Corp."), and the Mortgage Corp.'s subsidiary, HF Card Services L.L.C. (HF Card Services) and Home Federal Savings Bank, (the "Bank") and the Bank's subsidiaries.

NOTE 2.  REGULATORY CAPITAL

    The following table sets forth the Bank's compliance with its capital requirements at December 31, 2000:

	Amount	Percent
Tier I (core) capital:
Required	$22,433	3.00%
Actual	43,577	5.83
Excess	21,144	2.83
Risk-based capital:
Required	$41,174	8.00%
Actual	50,022	9.72
Excess	8,848	1.72

NOTE 3.  EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended December 31, 2000 and 1999 was 3,677,943 and 3,896,038, respectively. The weighted average number of common shares outstanding for the six month period ended December 31, 2000 and 1999 was 3,677,041 and 3,970,165, respectively.

    Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended December 31, 2000 and 1999 was 3,727,426 and 3,966,150, respectively. The weighted average number of common and dilutive potential common shares outstanding for the six month period ended December 31, 2000 and 1999 was 3,726,721 and 4,047,106, respectively.

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

	Three Months Ended December 31, 2000
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)
Net interest income	$5,494	$109	$270	$5,873
Provision for losses on loans	(282)	(178)	(26)	(486)
Noninterest income	2,019	698	338	3,055
Noninterest expense	(4,902)	(758)	(548)	(6,208)

Income (loss) before income taxes	$2,329	$(129)	$34	$2,234

Total assets	$745,591	$6,723	$12,255	$764,569

	Three Months Ended December 31, 1999
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)
Net interest income	$5,572	$104	$144	$5,820
Provision for losses on loans	(367)	(1,301)	—	(1,668)
Noninterest income	1,801	2,073	213	4,087
Noninterest expense	(4,694)	(1,291)	(307)	(6,292)

Income (loss) before income taxes	$2,312	$(415)	$50	$1,947

Total assets	$675,443	$9,222	$2,036	$686,701

	Six Months Ended December 31, 2000
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)
Net interest income	$11,320	$171	$521	$12,012
Provision for losses on loans	(694)	(527)	(43)	(1,264)
Noninterest income	3,909	1,665	683	6,257
Noninterest expense	(10,081)	(1,557)	(1,065)	(12,703)

Income (loss) before income taxes	$4,454	$(248)	$96	$4,302

Total assets	$745,591	$6,723	$12,255	$764,569

	Six Months Ended December 31, 1999
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)
Net interest income	$11,126	$228	$273	$11,627
Provision for losses on loans	(667)	(2,871)	—	(3,538)
Noninterest income	3,520	4,715	435	8,670
Noninterest expense	(9,410)	(2,632)	(646)	(12,688)

Income (loss) before income taxes	$4,569	$(560)	$62	$4,071

Total assets	$675,443	$9,222	$2,036	$686,701

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

    HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide. The target market for HF Card Services was subprime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional card issuers. The Company ceased credit card applications in March 1999.

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

Financial Condition Data

    At December 31, 2000, the Company had total assets of $764.6 million, an increase of $39.6 million from the level at June 30, 2000. The increase in assets was due primarily to an increase in cash and cash equivalents of $38.2 million and loans receivable of $7.3 million, offset by a decrease in mortgage-backed securities of $3.3 million and loans held for sale of $2.8 million. Deposits increased $34.0 million from the levels at June 30, 2000. In addition, stockholders' equity increased from $46.9 million at June 30, 2000 to $50.6 million at December 31, 2000, primarily due to net income of $2.6 million which was partially offset by the payment of cash dividends of $772,000.

    The increase in loans receivable of $7.3 million was due primarily to purchases and originations of principal exceeding amortization and prepayments of principal.

    The decrease in mortgage-backed securities of $3.3 million was primarily the result of amortization and prepayments of principal. Mortgage-backed securities were allowed to paydown without reinvestment during the first half of fiscal 2001.

    The decrease in loans held for sale of $2.8 million was due to a decline in loans originated for sale into the secondary market at December 31, 2000.

    The $34.0 million increase in deposits was primarily due to an increase in demand accounts of $1.1 million, money market accounts of $23.3 million and certificates of deposit of $20.5 million offset by a decrease in savings accounts of $10.9 million. As of December 31, 2000, the Bank had total deposits from one local governmental entity of $34.3 million compared to $45.2 million at June 30, 2000. This decrease is seasonal and is comparable to the last two years.

  Analysis of Net Interest Income

    Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

    Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are monthly average balances and include the balances of nonaccruing loans. The yields and costs for the three and six months ended December 31, 2000 and 1999 include fees which are considered adjustments to yield.

	THREE MONTHS ENDED DECEMBER 31,
	2000			1999
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$566,385	$13,050	9.14%	$522,221	$11,291	8.60%
Mortgage-backed securities	51,549	865	6.66%	52,772	860	6.48%
Other investment securities (2)	71,504	1,079	5.99%	53,123	763	5.71%
FHLB stock	6,322	113	7.09%	6,042	76	5.00%

Total interest-earning assets	$695,760	$15,107	8.61%	$634,158	$12,990	8.15%

Noninterest-earning assets	39,332			41,180

Total assets	$735,092			$675,338

Interest-bearing liabilities:
Deposits:
Checking and money market	$192,937	$2,017	4.15%	$153,984	$1,144	2.96%
Savings	36,259	357	3.91%	42,482	333	3.12%
Certificates of deposit	318,063	5,038	6.28%	296,790	4,090	5.48%

Total deposits	$547,259	$7,412	5.37%	$493,256	$5,567	4.49%
FHLB advances and other borrowings	117,105	1,822	6.17%	114,313	1,603	5.58%

Total interest-bearing liabilities	$664,364	$9,234	5.51%	$607,569	$7,170	4.69%

Other liabilities	21,232			20,792

Total liabilities	$685,596			$628,361
Equity	49,496			46,977

Total liabilities and equity	$735,092			$675,338

Net interest income; interest rate spread		$5,873	3.10%		$5,820	3.45%

Net interest margin (3)			3.35%			3.65%

(1)
Includes interest on accruing loans past due 90 days or more.

(2)
Includes primarily U.S. Government and agency securities.

(3)
Net interest margin is net interest income divided by average interest-earning assets.

	SIX MONTHS ENDED DECEMBER 31,
	2000			1999
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$565,053	$25,973	9.12%	$518,626	$22,259	8.54%
Mortgage-backed securities	52,704	1,768	6.65%	47,524	1,508	6.31%
Other investment securities (2)	63,661	1,904	5.93%	53,718	1,504	5.57%
FHLB stock	6,226	222	7.07%	5,666	181	6.35%

Total interest-earning assets	$687,644	$29,867	8.62%	$625,534	$25,452	8.09%

Noninterest-earning assets	37,214			39,069

Total assets	$724,858			$664,603

Interest-bearing liabilities:
Deposits:
Checking and money market	$188,426	$3,841	4.04%	$151,721	$2,197	2.88%
Savings	40,489	814	3.99%	44,618	684	3.05%
Certificates of deposit	309,907	9,624	6.16%	293,902	8,011	5.42%

Total deposits	$538,822	$14,279	5.26%	$490,241	$10,892	4.42%
FHLB advances and other borrowings	115,818	3,576	6.12%	105,734	2,933	5.52%

Total interest-bearing liabilities	$654,640	$17,855	5.41%	$595,975	$13,825	4.61%

Other liabilities	21,479			20,903

Total liabilities	$676,119			$616,878
Equity	48,739			47,725

Total liabilities and equity	$724,858			$664,603

Net interest income; interest rate spread		$12,012	3.21%		$11,627	3.48%

Net interest margin (3)			3.47%			3.70%

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

	Three Months Ended December 31, 2000 vs 1999			Six Months Ended December 31, 2000 vs 1999
	Increase (Decrease) Due to Volume	Increase Due to Rate	Total Increase	Increase (Decrease) Due to Volume	Increase Due to Rate	Total Increase
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable(1)	$1,003	$756	$1,759	$2,096	$1,618	$3,714
Mortgage-backed securities	(19)	24	5	171	89	260
Other investment securities(2)	271	44	315	290	110	400
FHLB stock	5	33	38	19	22	41

Total interest-earning assets	$1,260	$857	$2,117	$2,576	$1,839	$4,415

Interest-bearing liabilities:
Deposits:
Checking and money market	$351	$523	$874	$644	$1,001	$1,645
Savings	(55)	79	24	(72)	202	130
Certificates of deposit	321	626	947	478	1,134	1,612

Total deposits	617	1,228	1,845	1,050	2,337	3,387
FHLB advances and other borrowings	43	176	219	299	344	643

Total interest-bearing liabilities	$660	$1,404	$2,064	$1,349	$2,681	$4,030

Net interest income increase			$53			$385

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

	Nonperforming Assets As Of
	December 31, 2000	June 30, 2000
	(Dollars in Thousands)
Nonaccruing loans:
One- to four-family	$482	$551
Commercial	165	165
Multi-family	—	—
Commercial business	1,569	971
Consumer	725	317
Agriculture	8	31
Credit cards	—	—
Mobile homes	10	43

Total	$2,959	$2,078

Accruing loans delinquent more than 90 days:
One- to four-family	$—	$—
Commercial	—	—
Multi-family	—	—
Commercial business	—	—
Consumer	—	—
Agriculture	23	—
Credit cards	444	514
Mobile homes	—	—

Total	$467	$514

Foreclosed assets:(2)
One- to four-family	$202	$214
Commercial	—	—
Multi-family	—	—
Commercial business	—	—
Consumer	109	67
Agriculture	—	—
Credit cards	—	—
Mobile homes	17	15

Total	$328	$296

Total nonperforming assets	$3,754	$2,888

Ratio of nonperforming assets to total assets	0.49%	0.40%

Ratio of nonperforming loans to total loans(1)	0.61%	0.46%

(1)  Nonperforming loans include nonaccruing loans and loans delinquent more than 90 days.

(2)  Total foreclosed assets does not include land held for development.

    Loans are generally classified as non-accrual when there are reasonable doubts as to the collectibility of principal and/or interest or when payment becomes 90 days past due, except loans which are well secured and in the process of collection. Interest collections on non-accrual loans, for which the ultimate collectability of principal is uncertain, are applied as principal reductions. Otherwise, such collections are applied to interest income when received. Credit card loans remain in accrual status until 120 days, when accrued interest income on the loan is taken out of income.

    Nonperforming assets increased to $3.8 million at December 31, 2000 from $2.9 million at June 30, 2000, an increase of $866,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased slightly to 0.49% at December 31, 2000 as compared to 0.40% at June 30, 2000.

    Nonaccruing loans increased to $3.0 million at December 31, 2000 from $2.1 million at June 30, 2000, an increase of $881,000. Included in nonaccruing loans at December 31, 2000 were eight loans totaling $482,000 secured by one- to four-family real estate, three loans in the amount of $165,000 secured by commercial real estate, thirteen loans totaling $1.6 million secured by commercial business, three mobile home loans totaling $10,000, thirty-three consumer loans totaling $725,000 and one agriculture loan totaling $8,000. For the three and six months ended December 31, 2000, an additional $57,000 and $77,000 of interest income, respectively, would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms.

    Accruing credit card loans delinquent more than 90 days decreased to $444,000 at December 31, 2000 from $514,000 at June 30, 2000. A total of $1.3 million of credit card loans were delinquent 30 days at December 31, 2000 as compared to $1.7 million at June 30, 2000. Net credit card loan charge-offs for the six months ended December 31, 2000 were $1.9 million as compared to $6.3 million for the same period in fiscal 2000. Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $2.2 million in the next six months. Of this amount about 75% will be a charge-off against allowance for credit card loan losses, of which the Company currently maintains an allowance for credit card loan losses equal to 20% of the outstanding credit card loan balance, or about $1.6 million. The remaining 25% will be charged against deferred credit card fee income, interest income and credit card fee income in future periods.

    Foreclosed assets increased from $296,000 at June 30, 2000 to $328,000 at December 31, 2000, an increase of $32,000.

    At December 31, 2000, the Bank had approximately $27.2 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. These loans were considered in determining the adequacy of the allowance for possible loan losses. The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Company's management believes that the December 31, 2000 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at December 31, 2000 will be adequate in the future.

    The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated.

	Six Months Ended
	12/31/2000	12/31/1999
	(Dollars in Thousands)
Balance at beginning of period	$8,475	$11,991

Charge-offs:
One- to four-family	(18)	(7)
Commercial	—	—
Multi-family	—	—
Commercial business	(20)	—
Consumer	(584)	(435)
Agriculture	—	(11)
Credit cards	(2,014)	(6,588)
Mobile homes	(27)	(14)

Total charge-offs	$(2,663)	$(7,055)

Recoveries:
One- to four-family	$—	$11
Commercial	—	6
Multi-family	—	—
Commercial business	—	—
Consumer	145	134
Agriculture	—	—
Credit cards	134	268
Mobile homes	3	24

Total recoveries	$282	$443

Net (charge-offs)	$(2,381)	$(6,612)
Additions charged to operations	1,264	3,538
Additions from acquisition	97	—

Balance at end of period	$7,455	$8,917

Ratio of net (charge-offs) during the period to average loans outstanding during the period	(0.42)%	(1.27)%

Ratio of allowance for loan losses to total loans at end of period	1.32%	1.70%

Ratio of allowance for loan losses to nonperforming loans at end of period (1)	217.60%	546.38%

(1)
Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.

    The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

	At December 31, 2000		At June 30, 2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$1,339	22.63%	$1,299	23.23%
Commercial and multi-family real estate(1)	1,446	24.45%	1,442	25.79%
Commercial business	989	16.73%	844	15.10%
Consumer(2)	1,675	28.31%	1,536	27.47%
Agricultural	332	5.62%	323	5.77%
Credit cards	1,623	1.41%	2,976	1.66%
Mobile homes	51	0.85%	55	0.98%

Total	$7,455	100.00%	$8,475	100.00%

(1)
Includes construction loans.

(2)
Excludes allowance for loan losses relating to mobile home loans and credit card loans.

    The allowance for loan losses was $7.5 million at December 31, 2000 as compared to $8.5 million at June 30, 2000. The ratio of the allowance for loan losses to total loans was 1.32% at December 31, 2000 and 1.52% at June 30, 2000. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses. The Company continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

    The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000. A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. As of December 31, 2000, $1.6 million of the $7.5 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan portfolio and have made no recommendations for increases in the allowances during the six month period ended December 31, 2000 and year ended June 30, 2000.

Comparison of the Six Months Ended December 31, 2000 and December 31, 1999

    General.  The Company's net income decreased $34,000 for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. As discussed in more detail below, this decrease was due primarily to a decrease in noninterest income of $2.4 million, an increase in noninterest expense of $15,000 and an increase in income tax expense of $265,000 which were partially offset by an increase in net interest income of $385,000 and a decrease in the provision for losses on loans of $2.3 million.

    Interest Income.  Interest income increased $4.4 million from $25.5 million for the six months ended December 31, 1999 to $29.9 million for the six months ended December 31, 2000. The $62.1 million increase of average earning assets resulted in a $2.6 million increase in interest income. The average yield on interest-earning assets increased from 8.09% to 8.62% for the six months ended December 31, 1999 and December 31, 2000, respectively.

    Interest Expense.  Interest expense increased $4.0 million from $13.8 million for the six months ended December 31, 1999 to $17.9 million for the six months ended December 31, 2000. A $2.7 million increase in interest expense was the result of the increase in the average rate paid on interest-bearing liabilities from 4.61% to 5.41% for the six months ended December 31, 1999 and December 31, 2000, respectively. In addition, the average balance of interest-bearing liabilities increased $58.7 million at December 31, 2000 as compared to the same period in the prior fiscal year.

    Net Interest Income.  The Company's net interest income for the six months ended December 31, 2000 increased $385,000 to $12.0 million compared to $11.6 million for the same period in fiscal 2000. The increase in net interest income reflects an overall increase in net earning assets offset by a reduction in the net interest spread on average earning assets to 3.21% for the six months ended December 31, 2000 from 3.48% for the same period in fiscal 2000.

    During the six months ended December 31, 2000, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

    Provision for Losses on Loans.  During the six months ended December 31, 2000, the Company recorded a provision for losses on loans of $1.3 million as compared to $3.5 million for the six months ended December 31, 1999, a decrease of $2.3 million. A majority of the decrease is related to reduction of the subprime credit card loan portfolio from $12.9 million at December 31, 1999 to $7.9 million at December 31, 2000. See "Asset Quality" for further discussion.

    Noninterest Income.  Noninterest income was $6.3 million for the six months ended December 31, 2000 as compared to $8.7 million for the six months ended December 31, 1999, a decrease of $2.4 million.

    The decrease in credit card fee income of $3.1 million for the six months ended December 31, 2000 as compared to the same period in fiscal 2000 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from to $12.9 million at December 31, 1999 as compared to $7.9 million at December 31, 2000. The fee income represents interchange fees, annual/monthly fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999. This decreased the level of these fees. Interest income on credit card loans is included in interest income on loans.

    Fees on deposits increased $449,000 due to an increase in volume from deposits acquired in new branch acquisitions/openings during the last half of fiscal 2000 and the first quarter of fiscal 2001.

    Commission and insurance income from the sale of financial and insurance products increased $179,000 primarily due to a greater emphasis on the production of noninterest income revenue.

    Noninterest Expense.  Noninterest expense increased $15,000 as compared to the same period in the prior fiscal year primarily due to increases in compensation and employee benefits of $695,000, other general and administrative expenses of $103,000 and occupancy and equipment of $224,000 (increases primarily related to three new bank branches opened and two non-bank operations acquired since September of 1999) offset by a decrease in credit card processing expenses of $1.0 million. This expense represents costs for collecting loans and servicing credit cards for the unsecured credit card program.

    Income tax expense.  The Company's income tax expense for the six months ended December 31, 2000 was $1.7 million as compared to $1.4 million for the six months ended December 31, 1999, an increase of $265,000. This increase was primarily due to the increase in the Company's effective tax rate from 35.05% for the six months ended December 31, 1999 to 39.33% for the six months ended December 31, 2000.

Comparison of the Three Months Ended December 31, 2000 and December 31, 1999

    General.  The Company's net income increased $94,000 to $1.4 million for the three months ended December 31, 2000 as compared to $1.3 million for the three months ended December 31, 1999. As discussed in more detail below, this increase was due primarily to an increase in net interest income of $53,000, a decrease in provision for losses on loans of $1.2 million and a decrease in noninterest expense of $84,000 which were partially offset by an decrease in noninterest income of $1.0 million and an increase in income tax expense of $193,000.

    Interest Income.  Interest income increased $2.1 million from $13.0 million for the three months ended December 31, 1999 to $15.1 million for the three months ended December 31, 2000. The $61.6 million increase of average earning assets resulted in a $1.3 million increase in interest income. The average yield on interest-earning assets increased from 8.15% to 8.61% for the three months ended December 31, 1999 and December 31, 2000, respectively.

    Interest Expense.  Interest expense increased $2.1 million from $7.2 million for the three months ended December 31, 1999 to $9.2 million for the three months ended December 31, 2000. A $1.4 million increase in interest expense was the result of the increase in the average rate paid on interest-bearing liabilities from 4.69% to 5.51% for the three months ended December 31, 1999 and December 31, 2000, respectively. In addition, the average balance of interest-bearing liabilities increased $56.8 million at December 31, 2000 as compared to the same period in the prior fiscal year.

    Net Interest Income.  The Company's net interest income for the three months ended December 31, 2000 increased $53,000 to $5.9 million compared to $5.8 million for the same period in fiscal 2000. The increase in net interest income reflects an overall increase in net earning assets offset by a reduction in the net interest spread on average earning assets to 3.10% for the three months ended December 31, 2000 from 3.45% for the same period in fiscal 2000.

    During the three months ended December 31, 2000, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand. In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market. Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans. This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans. As such, the Company anticipates continued increases in its allowance for loan losses.

    Provision for Losses on Loans.  During the three months ended December 31, 2000, the Company recorded a provision for losses on loans of $486,000 as compared to $1.7 million for the three months ended December 31, 1999, a decrease of $1.2 million. A majority of the decrease is related to reduction of the subprime credit card loan portfolio from $12.9 million at December 31, 1999 to $7.9 million at December 31, 2000. See "Asset Quality" for further discussion.

    Noninterest Income.  Noninterest income was $3.1 million for the three months ended December 31, 2000 as compared to $4.1 million for the three months ended December 31, 1999, a decrease of $1.0 million.

    The decrease in credit card fee income of $1.4 million for the three months ended December 31, 2000 as compared to the same period in fiscal 2000 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from to $12.9 million at December 31, 1999 as compared to $7.9 million at December 31, 2000. The fee income represents interchange fees, annual/monthly fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999. This decreased the level of these fees. Interest income on credit card loans is included in interest income on loans.

    Fees on deposits increased $240,000 due to an increase in volume from deposits acquired in new branch acquisitions/openings during the last half of fiscal 2000 and the first quarter of fiscal 2001.

    Commission and insurance income from the sale of financial and insurance products increased $78,000 primarily due to a greater emphasis on the production of noninterest income revenue.

    Noninterest Expense.  Noninterest expense decreased $84,000 as compared to the same period in the prior fiscal year primarily due to a decrease in credit card processing expenses of $497,000 offset by increases in compensation and employee benefits of $235,000, occupancy and equipment of $127,000 and amortization of intangible assets of $46,000 (increases primarily related to three new bank branches opened and two non-bank operations acquired since September of 1999). Credit card processing expenses represent costs for collecting loans and servicing credit cards for the unsecured credit card program.

    Income tax expense.  The Company's income tax expense for the three months ended December 31, 2000 was $884,000 as compared to $691,000 for the three months ended December 31, 1999, an increase of $193,000. This increase was primarily due to the increase in the Company's effective tax rate from 35.49% for the three months ended December 31, 1999 to 39.57% for the three months ended December 31, 2000.

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

    Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. government and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations. At December 31, 2000, the Bank's liquidity ratio was 9.42%.

    Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the six months ended December 31, 2000, the Bank generated funds internally that allowed it to pay down FHLB advances and decrease borrowings with the FHLB by $7.2 million. See "Financial Condition Data" for further discussion.

    The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2000, the Bank had outstanding commitments to originate or purchase loans of $16.8 million and to sell loans of $9.9 million. At December 31, 2000, the Bank had no commitments to purchase or sell securities.

    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes. See "Financial Condition Data" for further analysis.

    The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on March 26, 2000 may be acquired through March 31, 2001. No shares of common stock have been purchased pursuant to this current program. Pursuant to a series of stock buy back programs initiated by the Company since 1996, the Company has purchased an aggregate of 1,105,209 shares of common stock through December 31, 2000.

    Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at December 31, 2000, the Bank met all current capital requirements.

    The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 5.83% at December 31, 2000.

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

    As of June 30, 2000, under a rate shock scenario of plus 200 basis points ("bp"), the Bank's pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 9.78%. The post-shock NPV ratio was estimated to be 9.33%, a decline of 45bp. As of September 30, 2000, the most recent report available, the post-shock ratio for a 200 bp decrease in market interest rates was estimated to be 8.11%, a decrease of 76bp from the pre-shock NPV ratio estimate of 8.87%.

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

    The following matters were submitted to a vote by the stockholders of HF Financial Corp. at the Annual Meeting of Stockholders on November 15, 2000:

  a.
  Election of Board of Directors of the Company.

Paul H. Hallem*	For: 2,935,073	Vote Withheld: 424,938
JoEllen G. Koerner*	For: 2,932,136	Vote Withheld: 427,875
Wm. G. Pederson*	For: 2,933,903	Vote Withheld: 426,108
*Terms to expire 2003.

    Continuing Board of Directors—Curtis L. Hage, Robert L. Hanson, Kevin T. Kirby, Jeffrey G. Parker, and Thomas L. VanWyhe.

  b.
  Ratification of the re-appointment of McGladrey & Pullen, LLP as the Company's auditors for fiscal year ending June 30, 2001.

	Number of Votes	Percentage of Votes Actually Cast
For	3,315,856	98.69%
Against	30,957	0.92%
Abstain	13,198	0.39%
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
None

No other information is required to be filed under Part II of the form.

HF FINANCIAL CORP.

FORM 10-Q
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF FINANCIAL CORP.
(Registrant)
Date:	February 9, 2001	by	/s/ CURTIS L. HAGE Curtis L. Hage, Chairman, President And Chief Executive Officer (Duly Authorized Officer)
Date:	February 9, 2001	by	/s/ BRENT E. JOHNSON Brent E. Johnson, Senior Vice President, Chief Financial Officer And Treasurer (Principal Financial and Accounting Officer)

QuickLinks

HF FINANCIAL CORP. FORM 10-Q INDEX
  Item 1.
HF FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in Thousands)
ASSETS
LIABILITIES AND STOCKHOLDERS' EQUITY
HF FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands, Except Per Share Data) (Unaudited)
HF FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Six Months Ended December 31, 2000 (Dollars In Thousands, Except Per Share Data) (Unaudited)
HF FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
HF FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (Dollars in Thousands) (Unaudited)
HF FINANCIAL CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Three and Six Months Ended December 31, 2000 and 1999 (Dollars in Thousands) (Unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  General
  Forward-Looking Statements
  Financial Condition Data
  Rate/Volume Analysis of Net Interest Income
  Asset Quality
  Comparison of the Six Months Ended December 31, 2000 and December 31, 1999
  Comparison of the Three Months Ended December 31, 2000 and December 31, 1999
  Liquidity and Capital Resources
  Impact of Inflation and Changing Prices
  Item 3.
  Quantitative and Qualitative Disclosures about Market Risk
HF FINANCIAL CORP. FORM 10-Q
  PART II. OTHER INFORMATION
HF FINANCIAL CORP. FORM 10-Q SIGNATURES