Form 10-Q
period 2001-03-31
HF FINANCIAL CORP
filed 2001-05-14
CIK 881790

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR
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

          Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed  by Section 13 or 15  (d)  of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of May 11, 2001 there were 3,680,796 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

FORM 10-Q

Item 1.

HF FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands)

ASSETS
	March 31, 2001	June 30, 2000
	(Unaudited)
Cash and cash equivalents	$58,651	$26,417
Securities available for sale	62,450	60,445
Mortgage-backed securities available for sale	47,118	53,001
Loans receivable	551,130	542,494
Loans held for sale	10,553	8,257
Accrued interest receivable	5,279	5,346
Office properties and equipment, at cost, net of accumulated depreciation	13,765	13,717
Foreclosed real estate and other properties	1,599	1,594
Prepaid expenses and other assets	1,926	2,290
Mortgage servicing rights	2,604	2,171
Deferred income taxes	2,690	4,235
Cost in excess of net assets acquired	5,888	5,030
	$763,653	$724,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$580,119	$545,497
Advances from Federal Home Loan Bank and other borrowings	108,206	113,020
Advances by borrowers for taxes and insurance	10,106	6,543
Accrued interest payable	7,906	6,844
Other liabilities	5,125	6,150
Total liabilities	711,462	678,054

Stockholders' Equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	- - - -	- - - -
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	- - - -	- - - -
Common stock, $.01 par value, 10,000,000 shares authorized, 4,786,005 and 4,769,314 shares issued at March 31, 2001 and June 30, 2000	48	48
Additional paid-in capital	15,378	15,260
Retained earnings, substantially restricted	52,363	49,824
Unearned compensation	(113)	(113)
Accumulated other comprehensive income (loss)	640	(1,951)
Less cost of treasury stock, 1,105,209 shares	(16,125)	(16,125)
	52,191	46,943
	$763,653	$724,997

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Interest and dividend income:
Loans receivable	$12,741	$11,616	$38,714	$33,875
Mortgage-backed securities	820	950	2,588	2,458
Investment securities and interest-bearing deposits	1,415	927	3,541	2,612
	14,976	13,493	44,843	38,945
Interest expense:
Deposits	7,387	6,054	21,666	16,946
Advances from Federal Home Loan Bank and other borrowings	1,730	1,574	5,306	4,507
	9,117	7,628	26,972	21,453
Net interest income	5,859	5,865	17,871	17,492
Provision for losses on loans	310	874	1,574	4,412
Net interest income after provision for losses on loans	5,549	4,991	16,297	13,080

Noninterest income:
Fees on deposits	870	643	2,658	1,982
Credit card fee income	471	1,245	2,142	5,968
Loan servicing income	404	347	1,171	1,015
Commission and insurance income	312	270	1,007	786
Loan fees and service charges	202	202	694	789
Gain on sale of loans, net	174	127	527	523
Other	266	342	757	783
	2,699	3,176	8,956	11,846
Noninterest expense:
Compensation and employee benefits	3,622	3,320	10,443	9,446
Other general and administrative expenses	1,106	1,183	3,451	3,425
Occupancy and equipment	920	807	2,596	2,259
Credit card processing expense	560	647	2,008	3,100
Amortization of intangible assets	120	96	345	262
Federal insurance premiums	70	31	201	196
Other	53	50	110	134
	6,451	6,134	19,154	18,822
Income before income taxes	1,797	2,033	6,099	6,104
Income tax expense	709	716	2,401	2,143
Net income	$1,088	$1,317	$3,698	$3,961

Earnings per share:
Basic	$0.30	$0.35	$1.01	$1.01
Diluted	$0.29	$0.34	$1.00	$1.00

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Nine Months Ended March 31, 2001
(Dollars In Thousands, Except Per Share Data)
(Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Unearned	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total

Balance, June 30, 2000	$48	$15,260	$49,824	$(113)	$(1,951)	$(16,125)	$46,943

Comprehensive income:
Net income	- - - -	- - - -	3,698	- - - -	- - - -	- - - -	3,698
Net change in unrealized gain/loss on securities available for sale, net of deferred taxes	- - - -	- - - -	- - - -	- - - -	2,591	- - - -	2,591
Comprehensive income	- - - -	- - - -	3,698	- - - -	2,591	- - - -	6,289

11,249 shares issued under Director Restricted Stock Plan	- - - -	100	- - - -	- - - -	- - - -	- - - -	100

Exercise of stock options for 5,442 shares	- - - -	18	- - - -	- - - -	- - - -	- - - -	18

Cash dividends paid ($0.315 per share) on common stock	- - - -	- - - -	(1,159)	- - - -	- - - -	- - - -	(1,159)

Balance, March 31, 2001	$48	$15,378	$52,363	$(113)	$640	$(16,125)	$52,191

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,698	$3,961
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	1,574	4,412
Depreciation	1,446	1,199
Amortization of premiums and discounts on securities available for sale, net	(54)	(13)
Amortization of intangible assets	345	262
Amortization of mortgage servicing rights	200	231
Noncash issuance of common stock	100	98
(Decrease) in deferred loan fees	(220)	(767)
Loans originated for resale	(51,131)	(51,289)
Proceeds from the sale of loans	49,362	60,244
(Gain) on sale of loans, net	(527)	(523)
Mortgage servicing rights capitalized	(131)	(112)
Realized (gain) on sale of securities, net	- - - -	(90)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	7	41
(Gain) loss on disposal of office properties and equipment, net	(11)	7
Decrease (increase) in accrued interest receivable	67	(113)
Decrease in prepaid expenses and other assets	364	351
(Increase) decrease in deferred income taxes	(43)	999
Increase (decrease) in accrued interest payable and other liabilities	37	(541)
Net cash provided by operating activities	$5,083	$18,357

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and leases purchased	(12,081)	(19,931)
Loans originated and held	(123,436)	(173,478)
Principal collected on loans and leases	124,874	142,555
Sale of participation interests in loans	- - - -	8,650
Mortgage-backed securities available for sale:
Sales	- - - -	3,202
Purchases	- - - -	(23,157)
Repayments	8,194	6,333
Securities available for sale:
Sales and maturities	16,910	15,141
Purchases	(16,993)	(15,080)
Proceeds from sale of office properties and equipment	17	4
Purchase of office properties and equipment	(1,500)	(653)
Purchase of mortgage servicing rights	(502)	(416)
Purchase of intangible assets	(1,203)	(443)
Proceeds from sale of foreclosed real estate and other properties, net	641	800
Net cash (used in) investing activities	$(5,079)	$(56,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	$34,622	$13,532
Proceeds of advances from Federal Home Loan
Bank and other borrowings	227,081	195,500
Payments on advances from Federal Home Loan
Bank and other borrowings	(231,895)	(163,388)
Increase in advances by borrowers for taxes and insurance	3,563	3,202
Purchase of treasury stock	- - - -	(4,869)
Proceeds from issuance of common stock	18	35
Cash dividends paid	(1,159)	(1,188)
Net cash provided by financing activities	$32,230	$42,824

Increase in cash and cash equivalents	$32,234	$4,708

Cash and Cash Equivalents
Beginning	26,417	16,671
Ending	$58,651	$21,379

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Months Ended March 31, 2001 and 2000
(Dollars in Thousands)
(Unaudited)

NOTE 1.            SELECTED ACCOUNTING POLICIES

Basis of presentation:

             The foregoing consolidated financial statements are unaudited.  However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.  Results for any interim period are not necessarily indicative of results to be expected for the year.  The interim consolidated financial statements include the accounts of HF Financial Corp. (the "Company"), its subsidiaries, HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Mortgage Corp.’s subsidiary, HF Card Services L.L.C. (HF Card Services) and Home Federal Savings Bank, (the "Bank") and the Bank’s subsidiaries.

NOTE 2.            REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its capital requirements at March 31, 2001:

	Amount	Percent
Tier I (core) capital:
Required	$22,449	3.00%
Actual	45,212	6.04
Excess	22,763	3.04
Risk-based capital:
Required.	$40,802	8.00%
Actual	51,591	10.12
Excess	10,789	2.12

NOTE 3.            EARNINGS PER SHARE

             Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended March 31, 2001 and 2000 was 3,680,733 and 3,773,687, respectively.  The weighted average number of common shares outstanding for the nine month period ended March 31, 2001 and 2000 was 3,678,314 and 3,905,150, respectively.

             Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended March 31, 2001 and 2000 was 3,715,749 and 3,824,280, respectively. The weighted average number of common and dilutive potential common shares outstanding for the nine month period ended March 31, 2001 and 2000 was 3,708,124 and 3,973,915, respectively.

NOTE 4.            SEGMENT INFORMATION

             The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the Company for making operating decisions, allocating resources and monitoring performance.

             The Company’s reportable segments are banking, credit card and other.  The “banking” segment is conducted through the subsidiary, Home Federal Savings Bank, and the “credit card” segment is conducted through the subsidiary, HF Card Services, L.L.C.  The “other” segment is composed of smaller nonreportable segments, the parent company and inter-segment eliminations.

Three Months Ended March 31, 2001

		Credit
	Banking	Card	Other	Total
	(Dollars in Thousands)

Net interest income	$5,570	$(12)	$301	$5,859
Provision (recoveries) for losses on loans	(347)	90	(53)	(310)
Noninterest income	1,891	467	341	2,699
Noninterest expense	(5,301)	(605)	(545)	(6,451)
Income (loss) before income taxes	$1,813	$(60)	$44	$1,797

Total assets	$748,402	$6,069	$9,182	$763,653

Three Months Ended March 31, 2000

		Credit
	Banking	Card	Other	Total
	(Dollars in Thousands)

Net interest income	$5,645	$76	$144	$5,865
Provision for losses on loans	(366)	(508)	- - - -	(874)
Noninterest income	1,624	1,241	311	3,176
Noninterest expense	(5,039)	(720)	(375)	(6,134)
Income (loss) before income taxes	$1,864	$89	$80	$2,033

Total assets	$693,949	$7,757	$2,174	$703,880

Nine Months Ended March 31, 2001

		Credit
	Banking	Card	Other	Total
	(Dollars in Thousands)

Net interest income	$16,890	$159	$822	$17,871
Provision for losses on loans	(1,041)	(437)	(96)	(1,574)
Noninterest income	5,800	2,132	1,024	8,956
Noninterest expense	(15,382)	(2,162)	(1,610)	(19,154)
Income (loss) before income taxes	$6,267	$(308)	$140	$6,099

Total assets	$748,402	$6,069	$9,182	$763,653

Nine Months Ended March 31, 2000

		Credit
	Banking	Card	Other	Total
	(Dollars in Thousands)

Net interest income	$16,771	$304	$417	$17,492
Provision for losses on loans	(1,033)	(3,379)	- - - -	(4,412)
Noninterest income	5,144	5,956	746	11,846
Noninterest expense	(14,449)	(3,352)	(1,021)	(18,822)
Income (loss) before income taxes	$6,433	$(471)	$142	$6,104

Total assets	$693,949	$7,757	$2,174	$703,880

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

             The Company was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of the Bank issued in the mutual to stock conversion of the Bank.  The Company acquired all of the outstanding stock of the Bank on April 8, 1992.  In May 1996, the Company formed  HF Card Services and became the owner of 51% of this entity. The Company became the owner of 100% of HF Card Services effective as of July 1998.  The activities of the Company itself have no significant impact on the results of operations on a consolidated basis.  Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services and the Mortgage Corp.

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

             The Company's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed securities and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities.  The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.  To better insulate itself from such risk, the Company has, over the last few years, attempted to increase both numerically and on a percentage basis its holding of consumer and commercial loans.  The Company has also decreased its ratio of fixed-rate to adjustable-rate loans. The Company’s net income is also affected by, among other things, gains and losses on sales of foreclosed property, loans, mortgage-backed securities and securities available for sale, provisions for losses on loans, service charge fees, subsidiary activities, operating expenses and income taxes.

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

Financial Condition Data

             At March 31, 2001, the Company had total assets of $763.7 million, an increase of $38.7 million from the level at June 30, 2000.  The increase in assets was due primarily to an increase in cash and cash equivalents of $32.2 million, an increase in loans receivable of $8.6 million, and an increase of $2.3 million in loans held for sale, offset by a decrease in mortgage-backed securities of $5.9 million. Deposits increased $34.6 million from the levels at June 30, 2000.  In addition, stockholders’ equity increased from $46.9 million at June 30, 2000 to $52.2 million at March 31, 2001, primarily due to net income of $3.7 million which was partially offset by the payment of cash dividends of $1.2 million.

             The increase in loans receivable of $8.6 million was due primarily to purchases and originations of principal exceeding amortization and prepayments of principal.

             The increase in loans held for sale of $2.3 million was due to an increase in loans originated for sale into the secondary market at March 31, 2001.

             The decrease in mortgage-backed securities of $5.9 million was primarily the result of amortization and prepayments of principal.  Mortgage-backed securities were allowed to paydown without reinvestment during the first three quarters of fiscal 2001.

             The $34.6 million increase in deposits was primarily due to an increase in demand accounts of $3.7 million, money market accounts of $23.8 million and certificates of deposit of $25.8 million offset by a decrease in savings accounts of $18.7 million.  As of March 31, 2001, the Bank had total deposits from one local governmental entity of $25.8 million compared to $45.2 million at June 30, 2000.  This decrease is seasonal and is comparable to the last two years.

             Analysis of Net Interest Income

             Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

             Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the three and nine months ended March 31, 2001 and 2000 include fees which are considered adjustments to yield.

	THREE MONTHS ENDED MARCH 31,
	2001			2000
	Average	Interest	Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$568,526	$12,741	9.09%	$532,996	$11,616	8.77%
Mortgage-backed securities	48,652	820	6.84%	56,919	950	6.71%
Other investment securities (2)	93,698	1,302	5.64%	57,550	826	5.77%
FHLB stock	6,332	113	7.24%	6,130	101	6.63%

Total interest-earning assets	$717,208	$14,976	8.47%	$653,595	$13,493	8.30%
Noninterest-earning assets	39,693			37,722
Total assets	$756,901			$691,317

Interest-bearing liabilities:
Deposits:
Checking and money market	$208,568	$1,965	3.82%	$167,243	$1,438	3.46%
Savings	40,953	378	3.74%	45,681	412	3.63%
Certificates of deposit	324,096	5,044	6.31%	299,224	4,204	5.65%
Total deposits	$573,617	$7,387	5.22%	$512,148	$6,054	4.75%
FHLB advances and other borrowings	108,948	1,730	6.44%	111,801	1,574	5.66%

Total interest-bearing liabilities	$682,565	$9,117	5.42%	$623,949	$7,628	4.92%
Other liabilities	22,965			21,786
Total liabilities	$705,530			$645,735
Equity	51,371			45,582
Total liabilities and equity	$756,901			$691,317

Net interest income; interest rate spread		$5,859	3.05%		$5,865	3.38%

Net interest margin (3)			3.31%			3.61%

(1)  Includes interest on accruing loans past due 90 days or more.

(2)  Includes primarily U.S. government and agency securities and also includes FHLB time.

(3)  Net interest margin is net interest income divided by average interest-earning assets.

	NINE MONTHS ENDED MARCH 31,
	2001			2000
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$566,181	$38,714	9.11%	$523,416	$33,875	8.61%
Mortgage-backed securities	51,353	2,588	6.71%	50,655	2,458	6.46%
Other investment securities (2)	73,674	3,262	5.90%	54,995	2,330	5.64%
FHLB stock	6,261	279	5.94%	5,821	282	6.45%

Total interest-earning assets	$697,469	$44,843	8.56%	$634,887	$38,945	8.16%
Noninterest-earning assets	38,042			38,620
Total assets	$735,511			$673,507

Interest-bearing liabilities:
Deposits:
Checking and money market	$195,112	$5,806	3.96%	$156,894	$3,635	3.08%
Savings	40,643	1,192	3.91%	44,972	1,096	3.24%
Certificates of deposit	314,636	14,668	6.21%	295,676	12,215	5.50%
Total deposits	$550,391	$21,666	5.24%	$497,542	$16,946	4.53%
FHLB advances and other borrowings	113,528	5,306	6.23%	107,757	4,507	5.57%

Total interest-bearing liabilities	$663,919	$26,972	5.41%	$605,299	$21,453	4.72%
Other liabilities	21,975			21,197
Total liabilities	$685,894			$626,496
Equity	49,617			47,011
Total liabilities and equity	$735,511			$673,507

Net interest income; interest rate spread		$17,871	3.15%		$17,492	3.44%

Net interest margin (3)			3.41%			3.67%

(1)  Includes interest on accruing loans past due 90 days or more.
(2)  Includes primarily U.S. Government and agency securities and also includes FHLB time.
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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2001 vs 2000			2001 vs 2000

	Increase	Increase		Increase	Increase
	(Decrease)	(Decrease)	Total	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans receivable (1)	$734	$391	$1,125	$2,829	$2,010	$4,839
Mortgage-backed securities	(142)	12	(130)	33	97	130
Other investment securities (2)	505	(29)	476	808	124	932
FHLB stock	3	9	12	20	(23)	(3)
Total interest-earning assets	$1,100	$383	$1,483	$3,690	$2,208	$5,898

Interest-bearing liabilities:
Deposits:
Checking and money market	$364	$163	$527	$1,010	$1,162	$2,172
Savings	(45)	11	(34)	(117)	213	96
Certificates of deposit	350	490	840	828	1,624	2,452
Total deposits	669	664	1,333	1,721	2,999	4,720
FHLB advances and other borrowings	(49)	205	156	253	546	799

Total interest-bearing liabilities	$620	$869	$1,489	$1,974	$3,545	$5,519

Net interest income increase (decrease)			$(6)			$379

(1)  Includes interest on accruing loans past due 90 days or more.
(2)  Includes primarily U. S. Government and agency securities and also includes FHLB time.

Asset Quality

             In accordance with the Company’s internal classification of assets policy, management evaluates the loan portfolio on a monthly basis to identify loss potential and determine the adequacy of the allowance for loan losses.  The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets As Of
	March 31,	June 30,
	2001	2000
	(Dollars in Thousands)

Nonaccruing loans:
One- to four-family	$427	$551
Commercial	386	165
Multi-family	- - - -	- - - -
Commercial business	1,914	971
Consumer	679	317
Agriculture	8	31
Credit cards	- - - -	- - - -
Mobile homes	45	43
Total	$3,459	$2,078

Accruing loans delinquent more than 90 days:
One- to four-family	$1	$- - - -
Commercial	- - - -	- - - -
Multi-family	- - - -	- - - -
Commercial business	- - - -	- - - -
Consumer	- - - -	- - - -
Agriculture	23	- - - -
Credit cards	349	514
Mobile homes	- - - -	- - - -
Total	$373	$514

Foreclosed assets: (2)
One- to four-family	$147	$214
Commercial	- - - -	- - - -
Multi-family	- - - -	- - - -
Commercial business	- - - -	- - - -
Consumer	136	67
Agriculture	- - - -	- - - -
Credit cards	- - - -	- - - -
Mobile homes	17	15
Total	$300	$296

Total nonperforming assets	$4,132	$2,888

Ratio of nonperforming assets to total assets	0.54%	0.40%

Ratio of nonperforming loans to total loans (1)	0.67%	0.46%

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

             Nonperforming assets increased to $4.1 million at March 31, 2001 from $2.9 million at June 30, 2000, an increase of $1.2 million.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased slightly to 0.54% at March 31, 2001 as compared to 0.40% at June 30, 2000.

             Nonaccruing loans increased to $3.5 million at March 31, 2001 from $2.1 million at June 30, 2000, an increase of $1.4 million.  Included in nonaccruing loans at March 31, 2001 were nine loans totaling $427,000 secured by one- to four-family real estate, three loans in the amount of $386,000 secured by commercial real estate, twenty-one loans totaling $1.9 million secured by commercial business, two mobile home loans totaling $45,000, forty-three consumer loans totaling $679,000 and one agriculture loan totaling $8,000.  For the three and nine months ended March 31, 2001, an additional $51,000 and $128,000 of interest income, respectively, would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms.

             Accruing credit card loans delinquent more than 90 days decreased to $349,000 at March 31, 2001 from $514,000 at June 30, 2000.  A total of $921,000 of credit card loans were delinquent 30 days at March 31, 2001 as compared to $1.7 million at June 30, 2000.  Net credit card loan charge-offs for the nine months ended March 31, 2001 were $2.4 million as compared to $7.5 million for the same period in fiscal 2000.  Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $1.3 million in the next six months.  Of this amount about 62% will be a charge-off against allowance for credit card loan losses, of which the Company currently maintains an allowance for credit card loan losses equal to 15% of the outstanding credit card loan balance, or about $974,000.  The remaining 38% will be charged against interest income and credit card fee income in future periods.

             Foreclosed assets increased from $296,000 at June 30, 2000 to $300,000 at March 31, 2001, an increase of $4,000.

             At March 31, 2001, the Bank had approximately $23.3 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  These loans were considered in determining the adequacy of the allowance for possible loan losses.  The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.  Although the Company's management believes that the March 31, 2001 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at March 31, 2001 will be adequate in the future.

             The following table sets forth information with respect to activity in the Company’s allowance for loan losses during the periods indicated.

	Nine Months Ended
	3/31/2001	3/31/2000
	(Dollars in Thousands)

Balance at beginning of period	$8,475	$11,991
Charge-offs:
One- to four-family	(21)	(31)
Commercial	- - - -	- - - -
Multi-family	- - - -	- - - -
Commercial business	(328)	(20)
Consumer	(787)	(644)
Agriculture	- - - -	(11)
Credit cards	(2,678)	(8,412)
Mobile homes	(31)	(30)
Total charge-offs	$(3,845)	$(9,148)

Recoveries:
One- to four-family	$- - - -	$11
Commercial	- - - -	6
Multi-family	- - - -	- - - -
Commercial business	- - - -	- - - -
Consumer	211	219
Agriculture	- - - -	- - - -
Credit cards	239	935
Mobile homes	12	29
Total recoveries	$462	$1,200

Net (charge-offs)	$(3,383)	$(7,948)

Additions charged to operations	1,574	4,412
Additions from acquisition	97	- - - -

Balance at end of period	$6,763	$8,455

Ratio of net (charge-offs) during the period to average loans outstanding during the period	(0.60)%	(1.52)%
Ratio of allowance for loan losses to total loans at end of period	1.19%	1.56%
Ratio of allowance for loan losses to nonperforming loans at end of period (1)	176.49%	374.45%

(1) Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.

The distribution of the Company’s allowance for loan losses at the dates indicated is summarized as follows:

	At March 31, 2001		At June 30, 2000
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans

	(Dollars in Thousands)

One- to four-family	$1,329	22.69%	$1,299	23.23%

Commercial and multi-family real estate (1)	1,396	23.83%	1,442	25.79%

Commercial business	1,058	18.07%	844	15.10%

Consumer (2)	1,640	28.00%	1,536	27.47%

Agricultural	321	5.48%	323	5.77%

Credit cards	974	1.16%	2,976	1.66%

Mobile homes	45	0.77%	55	0.98%

Total	$6,763	100.00%	$8,475	100.00%

(1) Includes construction loans.
(2) Excludes allowance for loan losses relating to mobile home loans and credit card loans.

             The allowance for loan losses was $6.8 million at March 31, 2001 as compared to $8.5 million at June 30, 2000.    The ratio of the allowance for loan losses to total loans was 1.19% at March 31, 2001 and 1.52% at June 30, 2000.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

             The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans, that exceed $250,000.  A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. As of March 31, 2001, $974,000 of the $6.8 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company’s loan portfolio and have made no recommendations for increases in the allowances during the nine month period ended March 31, 2001 and year ended June 30, 2000.

Comparison of the Nine Months Ended March 31, 2001 and March 31, 2000

             General.  The Company's net income decreased $263,000 for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. As discussed in more detail below, this decrease was due primarily to a decrease in noninterest income of $2.9 million, an increase in noninterest expense of $332,000 and an increase in income tax expense of $258,000 which were partially offset by an increase in net interest income of $379,000 and a decrease in the provision for losses on loans of $2.8 million.

             Interest Income.  Interest income increased $5.9 million from $38.9 million for the nine months ended March 31, 2000 to $44.8 million for the nine months ended March 31, 2001.  The $62.6 million increase of average earning assets resulted in a $3.7 million increase in interest income.  The average yield on interest-earning assets increased from 8.16% to 8.56% for the nine months ended March 31, 2000 and March 31, 2001, respectively.

             Interest Expense.  Interest expense increased $5.5 million from $21.5 million for the nine months ended March 31, 2000 to $27.0 million for the nine months ended March 31, 2001.  A $3.5 million increase in interest expense was the result of the increase in the average rate paid on interest-bearing liabilities from 4.72% to 5.41% for the nine months ended March 31, 2000 and March 31, 2001, respectively.  In addition, the average balance of interest-bearing liabilities increased $58.6 million at March 31, 2001 as compared to the same period in the prior fiscal year.

             Net Interest Income. The Company's net interest income for the nine months ended March 31, 2001 increased $379,000 to $17.9 million compared to $17.5 million for the same period in fiscal 2000.  The increase in net interest income reflects an overall increase in net earning assets offset by a reduction in the net interest spread on average earning assets to 3.15% for the nine months ended March 31, 2001 from 3.44% for the same period in fiscal 2000.

             During the nine months ended March 31, 2001, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand.  In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market.  Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans.  This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans.  As such, the Company anticipates continued increases in its allowance for loan losses.

             Provision for Losses on Loans. During the nine months ended March 31, 2001, the Company recorded a provision for losses on loans of $1.6 million as compared to $4.4 million for the nine months ended March 31, 2000, a decrease of $2.8 million. A majority of the decrease is related to reduction of the subprime credit card loan portfolio from $10.5 million at March 31, 2000 to $6.6 million at March 31, 2001.  See "Asset Quality" for further discussion.

             Noninterest Income.  Noninterest income was $9.0 million for the nine months ended March 31, 2001 as compared to $11.8 million for the nine months ended March 31, 2000, a decrease of $2.9 million.

             The decrease in credit card fee income of $3.8 million for the nine months ended March 31, 2001 as compared to the same period in fiscal 2000 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from $10.5 million at March 31, 2000 as compared to $6.6 million at March 31, 2001. The fee income represents interchange fees, annual/monthly fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999.  This decreased the level of these fees.  Interest income on credit card loans is included in interest income on loans.

             Fees on deposits increased $676,000 due to an increase in volume from deposits acquired in new branch acquisitions/openings during the last half of fiscal 2000 and the first three quarters of fiscal 2001.

             Commission and insurance income from the sale of financial and insurance products increased $221,000 primarily due to a greater emphasis on the production of noninterest income revenue.

             Noninterest Expense.  Noninterest expense increased $332,000 as compared to the same period in the prior fiscal year primarily due to increases in compensation and employee benefits of $997,000, occupancy and equipment of $337,000 and amortization of intangible assets of $83,000 (increases primarily related to seven new bank branches opened and two non-bank operations acquired since September of 1999) offset by a decrease in credit card processing expenses of $1.1 million. This expense represents costs for collecting loans and servicing credit cards for the unsecured credit card program.

             Income tax expense.  The Company's income tax expense for the nine months ended March 31, 2001 was $2.4 million as compared to $2.1 million for the nine months ended March 31, 2000, an increase of $258,000. This increase was primarily due to the increase in the Company’s effective tax rate from 35.11% for the nine months ended March 31, 2000 to 39.37% for the nine months ended March 31, 2001.

Comparison of the Three Months Ended March 31, 2001 and March 31, 2000

             General.  The Company's net income decreased $229,000 to $1.1 million for the three months ended March 31, 2001 as compared to $1.3 million for the three months ended March 31, 2000.  As discussed in more detail below, this decrease was due primarily to a decrease in net interest income of $6,000, a decrease in noninterest income of $477,000, an increase in noninterest expense of $317,000 offset by a decrease in provision for losses on loans of $564,000 and a decrease in income tax expense of $7,000.

             Interest Income.  Interest income increased $1.5 million from $13.5 million for the three months ended March 31, 2000 to $15.0 million for the three months ended March 31, 2001.  The $63.6 million increase of average earning assets resulted in a $1.1 million increase in interest income.  The average yield on interest-earning assets increased from 8.30% to 8.47% for the three months ended March 31, 2000 and March 31, 2001, respectively.

             Interest Expense.  Interest expense increased $1.5 million from $7.6 million for the three months ended March 31, 2000 to $9.1 million for the three months ended March 31, 2001.  An $869,000 increase in interest expense was the result of the increase in the average rate paid on interest-bearing liabilities from 4.92% to 5.42% for the three months ended March 31, 2000 and March 31, 2001, respectively.  In addition, the average balance of interest-bearing liabilities increased $58.6 million at March 31, 2001 as compared to the same period in the prior fiscal year.

             Net Interest Income. The Company's net interest income for the three months ended March 31, 2001 decreased $6,000 as compared to the same period in fiscal 2000.  The decrease in net interest income reflects a reduction in the net interest spread on average earning assets to 3.05% for the three months ended March 31, 2001 from 3.38% offset by an overall increase in net earning assets for the same period in fiscal 2000.

             During the three months ended March 31, 2001, the Company increased its average balances of commercial loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand.  In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market.  Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans.  This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans.  As such, the Company anticipates continued increases in its allowance for loan losses.

             Provision for Losses on Loans. During the three months ended March 31, 2001, the Company recorded a provision for losses on loans of $310,000 as compared to $874,000 for the three months ended March 31, 2000, a decrease of $564,000. A majority of the decrease is related to reduction of the subprime credit card loan portfolio from $10.5 million at March 31, 2000 to $6.6 million at March 31, 2001.  See "Asset Quality" for further discussion.

             Noninterest Income.  Noninterest income was $2.7 million for the three months ended March 31, 2001 as compared to $3.2 million for the three months ended March 31, 2000, a decrease of $477,000.

             The decrease in credit card fee income of $774,000 for the three months ended March 31, 2001 as compared to the same period in fiscal 2000 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from $10.5 million at March 31, 2000 as compared to $6.6 million at March 31, 2001. The fee income represents interchange fees, annual/monthly fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999.  This decreased the level of these fees.  Interest income on credit card loans is included in interest income on loans.

             Fees on deposits increased $227,000 due to an increase in volume from deposits acquired in new branch acquisitions/openings during the last half of fiscal 2000 and the first three quarters of fiscal 2001.

             Commission and insurance income from the sale of financial and insurance products increased $42,000 primarily due to a greater emphasis on the production of noninterest income revenue.

             Noninterest Expense.  Noninterest expense increased $317,000 as compared to the same period in the prior fiscal year primarily due to increases in compensation and employee benefits of $302,000 and occupancy and equipment of $113,000 offset by a decrease in credit card processing expenses of $87,000.

             Income tax expense.  The Company's income tax expense for the three months ended March 31, 2001 was $709,000 as compared to $716,000 for the three months ended March 31, 2000, a decrease of $7,000. This decrease was primarily due to the decrease of $236,000 in the Company’s income before income taxes to $1.8 million as compared to the same period in the prior fiscal year.

Liquidity and Capital Resources

             The Bank’s primary sources of funds are deposits, FHLB advances, amortization and prepayments of loan principal (including mortgage-backed securities) and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, and short-term investments.  While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.  Excess balances are invested in overnight funds.

             Federal regulations have historically required the Bank to maintain minimum levels of liquid assets.  The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and current borrowings.  Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. government and corporate securities and other obligations generally having remaining maturities of less than five years.  The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations.  At March 31, 2001, the Bank's liquidity ratio was 11.78%.

             Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  During the nine months ended March 31, 2001, the Bank generated funds internally that allowed it to pay down FHLB advances and decrease borrowings with the FHLB by $10.5 million.  See “Financial Condition Data” for further discussion.

             The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At March 31, 2001, the Bank had outstanding commitments to originate or purchase loans of $30.7 million and to sell loans of $20.9 million.  At March 31, 2001, the Bank had no commitments to purchase or sell securities.

             Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes.  See “Financial Condition Data” for further analysis.

             The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on April 22, 2001 may be acquired through April 30, 2002.  No shares of common stock have been purchased pursuant to this current program.  Pursuant to a series of stock buy back programs initiated by the Company since 1996, the Company has purchased an aggregate of 1,105,209 shares of common stock through March 31, 2001.

             Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at March 31, 2001, the Bank met all current capital requirements.

             The Office of Thrift Supervision (“OTS”) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks.  The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness.  The Bank had core capital of 6.04% at March 31, 2001.

             Pursuant to the Federal Deposit Insurance Corporation Insurance Act (“FDICIA”), the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities.  No assurance can be given as to the final form of any such regulation.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

             Interest rate risk is the most significant market risk affecting the Company.  Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

             The composition of the Bank’s balance sheet results in maturity mismatches between interest-earning assets and interest-bearing liabilities.  The scheduled maturities of the Bank’s fixed rate interest-earning assets are longer than the scheduled maturities of its fixed rate interest-bearing liabilities.  This mismatch exposes the Bank to interest rate risk.  In a rising rate scenario, as measured by the OTS interest rate risk exposure simulation model, the estimated market or portfolio value (“PV”) of the Bank’s assets would decline in value to a greater degree than the change in the PV of the Bank’s liabilities, thereby reducing net portfolio value (“NPV”), the estimated market value of its shareholders’ equity.

             As of September 30, 2000, under a rate shock scenario of plus 200 basis points (“bp”), the Bank’s pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 9.25%.  The post-shock NPV ratio was estimated to be 8.88%, a decline of 37bp.  As of December 31, 2000, the most recent report available, the post-shock ratio for a 200 bp increase in market interest rates was estimated to be 8.00%, a decrease of 44bp from the pre-shock NPV ratio estimate of 8.43%.

             In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. The effect of this policy will generally be to reduce the Bank’s sensitivity to interest rate changes.  The goal of this policy is to provide a relatively consistent level of net interest income in varying interest rate cycles and to minimize the potential for significant fluctuations from period to period.

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

HF Financial Corp.
(Registrant)

Date:	May 14, 2001	by /s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Duly Authorized Officer)

Date:	May 14, 2001	by /s/ Brent E. Johnson
Brent E. Johnson, Senior Vice President,
Chief Financial Officer And Treasurer
(Principal Financial and Accounting Officer)