Form 10-K405
period 2001-06-30
HF FINANCIAL CORP
filed 2001-09-28
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________________

Commission file number 0-19972

HF FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-0418532

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 South Main Avenue, Sioux Falls, South Dakota	57104

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:                                    (605) 333-7556

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
                                                                                YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of September 17, 2001 there were 3,693,785 issued and outstanding shares of the Registrant's Common Stock.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 17, 2001 was $45.8 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 2001 Annual Meeting of Stockholders.

PART I

Item 1.  Business

The Company

HF Financial Corp. (the "Company"), a bank holding company, was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Savings Bank ("Home Federal" or the "Bank") issued in the mutual to stock conversion of Home Federal (the "Conversion").  The Company acquired all of the outstanding stock of the Bank on April 8, 1992.  In October 1994, the Company acquired and began operating a mortgage subsidiary as HomeFirst Mortgage Corp. (“Mortgage Corp.”).  In May, 1996, the Company formed a Limited Liability Company named HF Card Services L.L.C. (“HF Card Services”) and became the owner of 51% of this entity.  The Company became the owner of 100% of HF Card Services effective as of July 1998.  At June 30, 2001, the Company had total assets of $784.0 million and consolidated stockholders’ equity of $52.5 million (or 6.7% of assets).

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

The Bank

Home Federal is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota.  Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC").  Originally chartered in 1929, Home Federal serves 22 communities in eastern South Dakota and southwestern Minnesota through its network of 31 banking centers (including 1 banking center in southwestern Minnesota) and 1 internet branch which is located at www.homefederal.com.  Effective July 1, 2001, the Bank began operating under the name Home Federal Bank.

The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential, consumer, multi-family, commercial real estate, construction, agricultural and commercial business loans.  The Bank's consumer loan portfolio includes, among other things, automobile loans, home equity loans, credit card loans, loans secured by deposit accounts, student loans and mobile home loans.

The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments.  Home Federal does not rely on any brokered deposits and does not hold any non–investment grade bonds (i.e., "junk bonds").  The Bank receives loan servicing income on loans serviced for others and commission income from credit-life.  The Bank, through its wholly-owned subsidiaries, offers annuities, health, life, hazard and other insurance products and appraisal services.

Mortgage Corp.

HomeFirst Mortgage Corp. was a mortgage banking operation that originated one- to four-family residential loans which were sold into the secondary market and to the Bank.  The Mortgage Corp. had no activity during fiscal year 2000.

The Mortgage Corp. resumed activity in August 2000 through the acquisition of Mid America Capital Services, Inc. (Mid America Leasing), a wholly owned company, which specializes in equipment leasing.  Mid America Leasing’s operations consist of leasing activities, primarily the leasing of office furniture and equipment, automotive maintenance equipment and computer equipment.  The leases are generally classified as direct financing leases.  This acquisition expands the Company’s servicing options for commercial and municipal customers.

HF Card Services

HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide to sub-prime credit customers who have either an insufficient credit history or a negative credit history and are unable to obtain a credit card from more traditional credit card issuers.  The Company ceased processing subprime credit card applications in March 1999.

Other Subsidiaries

Home Federal, through its wholly-owned subsidiaries, Hometown Insurors, Inc. and Mid–America Service Corporation, offers mortgage life, hazard and other insurance products and appraisal services. See "Subsidiary Activities."  In addition, Home Federal's subsidiary, PMD, Inc., engages in the business of buying, selling and managing repossessed real estate properties of Home Federal.  PMD, Inc. had no activity during fiscal year 2001.

Segments

The Company’s reportable segments are banking, credit card and other.  The “banking” segment is conducted through the Bank and the “credit card” segment is conducted through HF Card Services.  The “other” segment is composed of smaller nonreportable segments, the Company and inter-segment eliminations.  See Note 16 of "Notes to Consolidated Financial Statements”.

Market Area

Based on total assets at June 30, 2001, Home Federal is the largest thrift institution headquartered in South Dakota.  During its 72-year existence, among its other lending activities, Home Federal served its customers located in eastern and central South Dakota, including the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Hartford, Canton, Parker, Lennox, Mitchell, Aberdeen, Mobridge, Brookings, Redfield, Dakota Dunes, Colman, Crooks, Chester, Watertown and Yankton and the communities surrounding such communities through its network of 31 banking centers and 1 internet branch.  During August 2000, the Bank expanded its market area to include a branch in Marshall, Minnesota.  The Bank's immediate market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms.

HF Card Services and Mid America Leasing provide services to customers nationwide.

Lending Activities

General.  The Bank originates fixed-rate one- to four-family mortgage loans.  The Bank also originates adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate mortgage loans.  The Bank has continued to originate fixed–rate mortgage loans in response to customer demand.  While the Bank sold fixed-rate loans with maturities of 15 years or greater and conventional ARM loans into the secondary market, during fiscal 2001 the Bank sold the majority of the loans with servicing released.

While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner–occupied one– to four–family residences as well as consumer loans, the Bank also originates multi–family residential and commercial real estate, construction, agricultural and commercial business loans in its primary market area.  The Bank originates residential and non-owner occupied construction loans that are presold to borrowers or held for sale by local builders and, on few occasions, makes land acquisition and development loans.  The Bank's one– to four–family loans are primarily secured by homes located in its market area in South Dakota.  See the Loan and Lease Portfolio Composition tables immediately following this section for further detail.

One– to Four–Family Residential Mortgage Lending.  Residential loan originations of this type are generated by the Bank's marketing efforts, its present customers, walk–in customers and referrals from real estate brokers and builders.  The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences.

The Bank has emphasized the origination of conventional ARM loans for retention in its portfolio and fixed-rate conforming loans suitable for sale in the secondary market.  However, during fiscal 2001, the Bank sold conventional ARM loans into the secondary market.  The Bank generally follows the practice of selling fixed rate conventional mortgage loans with maturities of 15 years or greater.  The Bank's one- to four-family residential mortgage originations are primarily in its market area.

The Bank currently makes 15- and 30-year fixed- and adjustable-rate one- to four-family residential mortgage loans in amounts up to 95% of the appraised value of the collateral property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure at or below the 80% level.  The Bank currently offers an ARM loan which has a fixed rate for the initial three years and converts to a one-year ARM loan for the remainder of the life of the loan.  The Bank also offers a one–year ARM loan with a rate below the Bank's then current fixed-rate loan for a comparable 15- or 30-year term loan.  These loans provide for an annual cap and a lifetime cap at a set percent over the fully-indexed rate.  As a consequence of using caps, the interest rates on these loans are not as rate sensitive as is the Bank's cost of funds.  The initial rate used for the loan is usually below the fully-indexed rate and is determined by the Bank in accordance with market and competitive factors.

In addition, the Bank offers a 30-year balloon loan which has a fixed–rate for the first five or seven years of the loan term.  At the end of the five- or seven-year period, the loan converts to a 23- or 25-year fixed-rate loan at the then current market rate provided that the borrower qualifies at the new rate.  If the borrower fails to qualify at the new rate, the loan becomes payable in full.  These loans are underwritten to conform to the Federal Home Loan Mortgage Corporation's ("FHLMC") secondary market standards.

The Bank also offers fixed–rate 15- through 30-year mortgage loans that conform to secondary market standards (i.e., Federal National Mortgage Bank ("FNMA"), Government National Mortgage Bank ("GNMA") and FHLMC standards).  Interest rates charged on these fixed–rate loans are competitively priced on a daily basis according to market conditions.  Residential loans generally do not include prepayment penalties.  Most of these loans with maturities of 30 years are held for sale or sold in the secondary market.  While the Bank has generally retained servicing rights on such loans whenever possible, during fiscal 2001 the Bank sold the majority of its loans with servicing released.

The Bank also originates fixed–rate one– to four–family mortgage loans through the South Dakota Housing Development Authority ("SDHDA") program.  These loans generally have terms not to exceed 30 years and are either insured by the FHA/VA or private mortgage insuror or must have no more than a 80% loan to value ratio.  The Bank receives an origination fee of one percent of the loan amount from the borrower and a servicing fee generally three-eighths of one percent from the SDHDA for these services.  The Bank is the largest servicer of loans for the SDHDA.  At June 30, 2001, the Bank serviced $421.3 million of mortgage loans for the SDHDA.  See Note 5 of “Notes to Consolidated Financial Statements.”

In underwriting one- to four-family residential real estate loans, Home Federal evaluates both the borrower's willingness and ability to make monthly payments and the value of the property securing the loan.  These criteria are also applied to loans purchased.  Property securing real estate loans made by Home Federal is appraised by an appraiser employed by Mid-America Service Corporation, Home Federal's wholly-owned subsidiary or by independent appraisers selected by Home Federal.  Home Federal requires borrowers to obtain title, fire and casualty insurance in an amount not less than the amount of the loan.  Real estate loans originated by the Bank contain a "due-on-sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the collateral property.

Multi-Family and Commercial Real Estate Lending.  The Bank engages in multi–family and commercial real estate lending primarily in South Dakota and the adjoining mid–western states.  These lending activities may include existing property or new construction development or purchased loans.

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

The Bank presently originates adjustable–rate, short-term balloon payment, fixed-rate multi-family and commercial real estate loans.  The Bank's multi-family and commercial real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, churches, motels, office buildings, strip shopping centers and nursing homes.  The terms of such loans are negotiated on a case by case basis.  Commercial real estate loans generally have terms that do not exceed 25 years.  The Bank has a variety of rate adjustment features, call provisions and other terms in its multi-family and commercial real estate loan portfolio.  Generally, the loans are made in amounts up to 80% of the appraised value of the collateral property and with debt service coverage ratios of 115% or higher.  The debt service coverage is the ratio of net cash from operations before payment of debt service.  However, these percentages may vary depending on the type of security and the guarantor.  Such loans provide for a negotiated margin over a designated index which is generally the one- to five-year Treasury Bill Rate.  Fixed-rate loans are generally made when advances from the Federal Home Loan Bank (“FHLB”) of Des Moines can be used to fund the loan.  The Bank analyzes the financial condition of the borrower, the borrower's credit history, the borrower's prior record for producing sufficient income from similar loans, references and the reliability and predictability of the net income generated by the property securing the loan.  The Bank generally requires personal guarantees of borrowers.  Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan.  The sale of participation interests in a loan are necessitated by the amount of the loan or the Loans to One Borrower requirements which would require the sale of the loan.  In return for servicing these loans for the participants, the Bank generally receives a fee of one-fourth to three-eighths of one percent.  Also, income is received at loan closing from loan fees and discount points.  Appraisals on properties securing multi–family and commercial real estate loans originated by the Bank are performed by independent appraisers selected by Home Federal and reviewed by Bank employees.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") includes a provision that limits the Bank's non–residential real estate lending (i.e., commercial real estate lending, other than lending on certain multi–family residences) to no more than four times its total capital.  This maximum limitation, which at June 30, 2001 was $205.3 million, has not materially limited the Bank's lending practices.  See "Regulation - Regulatory Capital Requirements."

Under FIRREA, the maximum amount which Home Federal may lend to any one borrower is 15% of Home Federal's unimpaired capital and surplus or $7.9 million at June 30, 2001.  Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral.  See "Regulation" for a discussion of the Loans to One Borrower rule.  On June 30, 2001, the Bank had one borrower that exceeded the Loans to One Borrower requirements, however, the Bank had prior Office of Thrift Supervision (“OTS”) approval for this specific borrower.  Also on this date, the Bank had loans in excess of $1.0 million to 64 borrowers or groups of affiliated borrowers.

Construction and Development Lending.  The Bank makes construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers for the construction of one- to four-family residences and condominiums and the development of one– to four–family lots in the Bank's primary market area.

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

The Bank also makes loans to developers for the purpose of developing one- to four-family lots.  These loans typically have terms of one year and carry interest rates which float monthly based on a national designated index such as the prime rate.  Loan commitment and partial release fees are charged.  These loans generally provide for the payment of interest and loan fees from loan proceeds.  The principal balance of these loans is typically paid down as lots are sold.  At June 30, 2001, the Bank had $12.6 million of development loans.

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

The Bank makes loans for the construction of multi-family residential properties.  Such loans are generally made at adjustable rates which adjust periodically based on the Treasury Bill. At June 30, 2001, all of the Bank's construction loans were performing in accordance with their terms.

Construction loans are generally originated with a maximum loan-to-value ratio of 80% and land development loans are generally originated with a maximum loan-to-value ratio of 60%, based upon an independent appraisal.  Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan–to–value ratios and the likelihood of ultimate success of the project.  Construction and development loans to borrowers other than owner occupants also involve many of the same risks discussed above regarding multi–family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property, or for larger projects, both an appraisal and a study of the feasibility of the proposed project.  The Bank's construction loan policy provides for the inspection of properties by independent in–house and outside inspectors at the commencement of construction and prior to disbursement of funds during the term of the construction loan.

Consumer Lending.  Management considers its consumer loan products to be an important component of its lending strategy.  Specifically, consumer loans generally have shorter terms to maturity and carry higher rates of interest than do one-to four-family residential mortgage loans.  In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base, by increasing the number of customer relationships and providing cross–marketing opportunities.  For these reasons, Home Federal has continued to focus on the origination of consumer loans.

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

Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.  Home Federal offers both open– and closed–end credit.  Overdraft lending is extended through lines of credit that are tied to a negotiated order of withdrawal ("NOW") account.  The credit lines generally bear interest at 18% and are generally limited to no more than $2,000.  Loans secured by deposit accounts at the Bank are currently originated for up to 90% of the account balance (although historically the Bank has loaned up to 100% of the account balance), with a hold placed on the account restricting the withdrawal of the account balance.  The interest rate on such loans is typically equal to 2% above the contract rate.

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

Credit Card Lending.  During fiscal year 1991, the Bank began offering VISA/Mastercard card credit card services on an agency basis to its customers. The Bank does not retain or have any credit liability related to the credit which is extended in connection with such cards.  The Bank is paid a fee for each card issued and receives a fee for each transaction completed on these cards.  During fiscal 1996, the Company made a strategic decision to enter the credit card business more directly and tooka 51% majority position in a newly formed subsidiary, HF Card Services.  The Company became the owner of 100% of HF Card Services effective as of July 1998.  The target market for credit cards in this line of business was sub-prime credit customers who have either an insufficient credit history or a negative credit history and were unable to obtain a credit card from more traditional card issuers. Credit card processing is being provided by independent third parties.  The Company had approximately $6.1 million in credit card loans at June 30, 2001.  The Company ceased processing subprime credit card applications in March 1999.

Commercial Business Lending.  In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates commercial loans to local businesses.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Risk Management.”    Home Federal's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory, equipment and business expansion within the Bank's market area.  Generally all of Home Federal's commercial business loans have been to borrowers in its primary lending areas.  The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration ("SBA") of which a portion of such loans are also guaranteed in part by the SBA.  The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans.  In the future, Home Federal anticipates continued expansion of its commercial business lending, subject to market conditions.  Interest rates on commercial business loans adjust or float with a designated national index plus a specified margin.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Bank's commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Whenever possible, all of the Bank's commercial business loans include personal guarantees.  In addition, on major loans, the loan officer will perform an annual on site visit, obtain financial statements and perform a financial review of the loan.

Agricultural Loans.  In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank established an agricultural lending department in fiscal year 1996.  The Bank employed experienced lenders to establish this department and to ensure a high quality portfolio.  The agricultural division offers loans to its consumers such as: (1) operating loans which are used to fund operating expenses which typically have a one year term and are indexed to the national prime rate; (2) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (3) agricultural farmland term loans which are used to fund land purchases or refinances; and (4) specialized livestock loans to fund facilities and equipment for confinement enterprises; (5) ethanol plant development.  These loans typically will have personal guarantees, a first lien on the real estate, interest rates adjustable to the national prime rate, and annual, quarterly or monthly payments.  All loans are secured by the operating assets of the borrower.

Loan customers are required to supply current financial statements, tax returns for the past three to five years, and cash flow projections which are updated on an annual basis.  In addition, on major loans, the loan officer will perform an annual farm visit, obtain financial statements and perform a financial review of the loan.

Loan and Lease Portfolio Composition.  The following table sets forth information concerning the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

	At June 30,

	2001		2000		1999		1998		1997

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars In Thousands)
Real Estate Loans:
One- to four-family	$124,951	21.48%	$134,014	23.23%	$138,238	26.35%	$131,062	29.13%	$165,573	36.50%
Multi-family	44,378	7.63	44,793	7.76	47,283	9.01	54,560	12.12	59,971	13.22
Commercial	73,720	12.67	68,556	11.88	59,061	11.26	38,002	8.44	34,252	7.55
Agricultural	12,753	2.20	11,669	2.02	8,714	1.66	5,035	1.12	2,186	0.48
Construction and development	28,419	4.89	35,511	6.16	19,696	3.76	12,804	2.85	5,315	1.17

Total real estate loans	284,221	48.87	294,543	51.05	272,992	52.04	241,463	53.66	267,297	58.92

Other Loans and Leases:
Consumer Loans:
Mobile home	3,920	0.67	5,676	0.98	8,115	1.55	11,152	2.48	15,571	3.43
Automobiles	78,082	13.42	81,092	14.06	74,255	14.16	66,044	14.67	66,483	14.66
Deposit account	1,917	0.33	2,360	0.41	2,117	0.40	2,167	0.48	2,299	0.51
Student	6,831	1.17	7,146	1.24	6,996	1.33	6,986	1.55	6,409	1.41
Junior liens	61,397	10.56	56,243	9.75	46,556	8.87	41,599	9.24	38,736	8.54
Credit cards	6,088	1.05	9,592	1.66	18,062	3.44	12,335	2.74	2,310	0.51
Other (1)	10,939	1.88	11,570	2.01	12,304	2.35	15,944	3.54	20,934	4.61

Total consumer loans	169,174	29.08	173,679	30.11	168,405	32.10	156,227	34.70	152,742	33.67

Commercial business	97,362	16.74	87,137	15.10	62,315	11.88	41,068	9.13	27,534	6.07

Equipment finance leases	10,509	1.81	—	0.00	—	0.00	—	0.00	—	0.00

Agricultural	20,370	3.50	21,597	3.74	20,896	3.98	11,292	2.51	6,075	1.34

Total other loans and leases	297,415	51.13	282,413	48.95	251,616	47.96	208,587	46.34	186,351	41.08

Total gross loans and leases	581,636	100.00%	576,956	100.00%	524,608	100.00%	450,050	100.00%	453,648	100.00%

Less:
Loans in process	(3,853)		(17,374)		(7,487)		(5,199)		(4,272)
Deferred fees and discounts	(133)		(356)		(1,073)		(1,514)		(1,348)
Allowance for losses	(6,544)		(8,475)		(11,991)		(7,199)		(4,526)

Total loans and leases receivable, net	$571,106		$550,751		$504,057		$436,138		$443,502

(1) Includes primarily second mortgage loans.

The following table shows the composition of the Company's loan and lease portfolio by fixed- and adjustable-rate at the dates indicated.

	At June 30,

	2001		2000		1999		1998		1997

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars In Thousands)
Fixed-Rate Loans and Leases:
Real Estate:
One- to four-family	$78,350	13.47%	$84,478	14.64%	$95,228	18.15%	$69,679	15.48%	$72,198	15.92%
Multi-family, commercial & construction	39,752	6.83	36,552	6.34	30,954	5.90	19,729	4.38	18,463	4.07
Agricultural	3,433	0.59	2,843	0.49	1,506	0.29	155	0.04	324	0.07

Total real estate loans	121,535	20.89	123,873	21.47	127,688	24.34	89,563	19.90	90,985	20.06

Consumer (including mobile home loans)	125,955	21.66	130,770	22.67	121,814	23.22	116,409	25.87	124,054	27.35
Agricultural	6,007	1.03	7,632	1.32	4,896	0.93	827	0.18	969	0.21
Equipment finance leases	10,509	1.81	—	0.00	—	0.00	—	0.00	—	0.00
Commercial business	25,983	4.47	25,474	4.41	16,675	3.18	9,323	2.07	8,516	1.88

Total fixed-rate loans and leases	289,989	49.86	287,749	49.87	271,073	51.67	216,122	48.02	224,524	49.50

Adjustable-Rate Loans:
Real estate:
One- to four-family	46,601	8.01	49,536	8.58	43,010	8.20	61,383	13.64	93,375	20.58
Multi-family, commercial & construction	106,765	18.36	112,308	19.47	95,086	18.13	85,637	19.03	81,075	17.87
Agricultural	9,320	1.60	9,558	1.66	7,209	1.37	4,878	1.08	1,862	0.41

Total real estate loans	162,686	27.97	171,402	29.71	145,305	27.70	151,898	33.75	176,312	38.86

Consumer (including mobile home loans)	43,219	7.43	42,909	7.44	46,591	8.88	39,818	8.85	28,688	6.32
Agricultural	14,363	2.47	13,233	2.29	15,999	3.05	10,467	2.33	5,106	1.13
Commercial business	71,379	12.27	61,663	10.69	45,640	8.70	31,745	7.05	19,018	4.19

Total adjustable-rate loans	291,647	50.14	289,207	50.13	253,535	48.33	233,928	51.98	229,124	50.50

Total loans and leases	581,636	100.00%	576,956	100.00%	524,608	100.00%	450,050	100.00%	453,648	100.00%

Less:
Loans in process	(3,853)		(17,374)		(7,487)		(5,199)		(4,272)
Deferred fees and discounts	(133)		(356)		(1,073)		(1,514)		(1,348)
Allowance for loan losses	(6,544)		(8,475)		(11,991)		(7,199)		(4,526)

Total loans and leases receivable, net	$571,106		$550,751		$504,057		$436,138		$443,502

The following schedule illustrates the scheduled principal contractual repayments of the Bank's loan portfolio at June 30, 2001.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate				Non-Real Estate

Due during years ending June 30,	One- to Four- Family	Multi- Family	Agricultural	Commercial (2)	Consumer	Credit Cards	Agricultural	Commercial Business (3)	Total

	(Dollars in Thousands)
2002 (1)	$3,436	$2,640	$1,151	$15,078	$40,435	$6,088	$13,627	$54,967	$137,422
2003	3,692	2,871	1,253	16,378	41,046	—	1,914	10,024	77,178
2004	3,971	3,122	1,363	17,791	40,038	—	2,073	12,286	80,644
2005 and 2006	8,866	7,087	3,099	25,844	32,496	—	2,347	27,217	106,956
2007 to 2011	28,742	23,783	5,887	26,769	9,071	—	284	3,145	97,681
2012 and following	76,244	4,875	—	279	—	—	125	232	81,755

Total	$124,951	$44,378	$12,753	$102,139	$163,086	$6,088	$20,370	$107,871	$581,636

(1)   Includes demand loans, loans having no stated maturity and overdraft loans.
(2)   Includes construction loans.
(3)   Includes equipment finance leases.

The total amount of loans due after June 30, 2002 which have predetermined interest rates is $237.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $206.6 million.

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

Nonperforming Assets and Classified Loans

Nonperforming Assets.  See “Asset Quality” under Management’s Discussion and Analysis for discussion.

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected.  Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable.”  Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the thrift institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "Special Mention" by management.

When the Bank classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in amounts deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When a thrift institution classifies problem assets as "loss, " it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge–off such amount.  An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of management's monthly review of its assets, at June 30, 2001, the Bank had criticized $13.5 million of its assets (categorized as special mention – including certain loans discussed herein) and the Bank had classified $14.7 million as substandard (including certain loans discussed herein), and approximately $3.6 million as doubtful.  Classified assets at June 30, 2001 consisted of $5.3 million of nonaccrual loans, $610,000 accruing loans delinquent more than 90 days and $12.3 million of other loans of concern.  See “Asset Quality” under Management’s Discussion and Analysis for further discussion.

Allowance for Loan and Lease Losses. See “Asset Quality” under Management’s Discussion and Analysis for discussion.

Mortgage-Backed Securities

The Bank maintains a substantial portfolio of mortgage-backed securities which it holds for investment and liquidity purposes.  Such mortgage-backed securities can serve as collateral for borrowings and, through repayments and sales, as a source of liquidity.  During fiscal year 2001, the Bank had $1.7 million of maturities and repayments of $12.6 million.  The Bank had $3.1 million of purchases of mortgage-backed securities during fiscal year 2001.  For information regarding the carrying and market values of the Bank’s mortgage-backed securities portfolio, see Note 3 of "Notes to Consolidated Financial Statements.”  Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of GNMA securities) in contrast to the 50% risk weight carried by residential loans.  See "Regulation."  In order to reduce its risk-based capital requirement, the Bank may consider securitizing a portion of its fixed-rate mortgage loan portfolio.  However, securitizing mortgage loans may result in a reduction in yield.

The following table sets forth the contractual maturities (without any prepayment assumptions) of the Bank's mortgage-backed securities at June 30, 2001, at amortized cost.

	DUE IN

	6 Months or Less	6 Months to 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years	Total at June 30, 2001

	(Dollars in Thousands)
Fixed-Rate:
Federal Home Loan Mortgage Corporation	$—	$—	$1,423	$3,391	$1,402	$3,064	$9,280
Federal National Mortgage Association	—	—	1,396	1,932	—	—	3,328
Government National Mortgage Association	—	—	---	—	—	26,318	26,318
Other triple A rated mortage-backed securities	—	—	—	—	—	758	758

Total Fixed-Rate	---	---	2,819	5,323	1,402	30,140	39,684

Variable-Rate:
Government National Mortgage Association	—	—	—	—	—	167	167
Real Estate Mortgage Investment Conduit	—	—	—	—	—	3,367	3,367
Federal Home Loan Mortgage Corporation	—	—	—	—	—	265	265

Total Variable-Rate	—	—	—	—	—	3,799	3,799

Total	$—	$—	$2,819	$5,323	$1,402	$33,939	$43,483

Based on historical experience, Home Federal believes that its mortgage-backed securities will be prepaid significantly in advance of the date of maturity as reflected in the table above.  For information regarding prepayment assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations and Asset/Liability and Risk Management.”

Investment Activities

Home Federal is required under OTS regulation to  maintain minimum levels of investments that qualify as liquid assets.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed by management adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  As of June 30, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 14.3%. See "Regulation – Liquidity."

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

At June 30, 2001, the Company had $60.0 million in interest–bearing deposits, and the amortized cost of investments in mortgage-backed securities totaled $43.4 million, or 5.5% of its total assets. As of such date, the Bank also had a $6.3 million investment in the stock of the FHLB of Des Moines in order to satisfy the FHLB of Des Moines' requirement for membership.  It is the Bank's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues rated investment grade.

The following table sets forth the composition of the Company's investment portfolio, excluding mortgage-backed securities, at the dates indicated.

	June 30,

	2001		2000		1999

	Amortized Cost	% of Total	Amortized Cost	% of Total	Amortized Cost	% of Total

	(Dollar in Thousands)

Interest-bearing deposits	$60,000	54.70%	$5,000	7.47%	$2,000	3.13%

Investment securities:
U.S. government obligations	—	0.00	—	0.00	4,099	6.41
Federal agency obligations	18,236	16.62	23,961	35.81	28,465	44.56
Federal Home Loan Bank debt securities	21,708	19.79	28,728	42.93	20,748	32.48
FNMA common stock	8	0.01	8	0.01	8	0.01
Federal Agricultural Mortgage common stock	7	0.01	7	0.01	7	0.01
Tax exempt bonds	3,400	3.10	3,086	4.61	3,297	5.16

Subtotal	43,359	39.53	55,790	83.37	56,624	88.63

FHLB stock	6,332	5.77	6,130	9.16	5,263	8.24

Total investment portfolio	$109,691	100.00%	$66,920	100.00%	$63,887	100.00%

Average remaining life or term to repricing on investment securities, excluding FHLB stock, FNMA common stock and Federal Agricultural Mortgage common stock		0.69 years		2.83 years		1.13 years

             The composition and maturities of the investment securities portfolio, excluding equity securities and mortgage-backed securities, are indicated in the following table.

	At June 30, 2001

	Less than 1 Year Amortized Cost	1 to 5 Years Amortized Cost	5 to 10 Years Amortized Cost	Over 10 Years Amortized Cost	Total Investment Securities

					Amortized Cost	Fair Value

	(Dollars in Thousands)

Federal agency obligations	$5,250	$23,712	$10,982	$—	$39,944	$40,162
Tax exempt bonds	387	2,598	195	220	3,400	3,457

Total investment securities	$5,637	$26,310	$11,177	$220	$43,344	$43,619

Weighted average yield	5.86%	5.81%	6.07%	6.50%	5.89%

The Company's investment securities portfolio at June 30, 2001 did not contain securities in excess of 10% of the Company's stockholders’ equity, excluding those issued by the United States Government or its agencies.  The Company's investment securities portfolio also did not contain non–investment grade or other corporate debt securities (i.e., "junk bonds").  In addition, the Company does not invest in derivatives as defined by the Financial Accounting Standards Board.

Home Federal's investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors.  Investments may be made by the Bank’s officers within specified limits and approved in advance by the Board of Directors for transactions over these limits.  At the present time, the Bank does not have any investments that are held for trading purposes.  At June 30, 2001, the Company has $50.0 million of securities available for sale, including FHLB stock of $6.3 million.  See Note 3 of "Notes to Consolidated Financial Statements.”

Sources of Funds

General.  The Bank's primary sources of funds are deposits, amortization and repayments of loan principal (including mortgage–backed securities), and, to a lesser extent, sales of mortgage loans, sales or maturities of investment securities, mortgage-backed securities, and short term investments.

Borrowings, presently all from the FHLB of Des Moines, may be used on a short–term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer–term basis to support expanded lending activities.  The Bank in recent years has not relied on outside borrowings other than FHLB borrowings.  The availability of funds from loan sales is influenced by general interest rates.  See Note 8 of the “Notes to Consolidated Financial Statements” for further detail of the Company’s borrowings.

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

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  In recent years, the Bank has become more susceptible to short–term fluctuations in deposit flows as customers have become more interest rate conscious.  The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives.  Based on its experience, the Bank believes that its statement savings, money market, NOW and checking accounts are stable sources of deposits.  However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Company as of the dates indicated.

	At June 30,

	2001		2000		1999

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in Thousands)
Transaction Accounts:
Savings accounts weighted average rates of 2.81%, 4.33% and 3.58% at June 30, 2001, 2000 and 1999	$49,852	8.29%	$54,492	9.99%	$68,173	13.35%
NOW accounts weighted average rates of 1.39%, 1.95% and 1.71% at June 30, 2001, 2000 and 1999	33,165	5.52	31,838	5.84	29,327	5.74
Noninterest bearing accounts	55,003	9.15	46,255	8.48	44,542	8.72
Money market accounts weighted average rates of 3.63%, 5.50% and 4.21% at June 30, 2001, 2000 and 1999	139,467	23.20	113,334	20.77	78,961	15.46

Total transaction accounts	277,487	46.16	245,919	45.08	221,003	43.27

Certificates of Deposit:

0.00 - 3.99%	5,077	0.85	2	0.00	88	0.02
4.00 - 4.99%	58,086	9.66	11,115	2.04	91,472	17.91
5.00 - 5.99%	85,687	14.25	145,834	26.73	133,061	26.05
6.00 - 6.99%	121,228	20.16	135,453	24.83	59,981	11.74
7.00 - 7.99%	53,642	8.92	6,971	1.28	4,789	0.94
8.00 - 8.99%	—	0.00	86	0.02	336	0.07
9.00% and greater	—	0.00	117	0.02	—	0.00

Total certificates of deposit	323,720	53.84	299,578	54.92	289,727	56.73

Total deposits	$601,207	100.00%	$545,497	100.00%	$510,730	100.00%

The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2001.

	Maturity

	3 Months or Less	3 to 6 Months	6 to 12 Months	Over 12 Months	Total

	(Dollars in Thousands)

Certificates of deposit less than $100,000	$43,263	$64,107	$71,506	$78,046	$256,922

Certificates of deposit of $100,000 or more	9,458	12,465	10,526	15,180	47,629

Public funds(1)	9,824	4,551	2,916	1,878	19,169

Total certificates of deposit	$62,545	$81,123	$84,948	$95,104	$323,720

(1)         Includes certificates of deposit of $100,000 or more from governmental and other public entities.

The Bank solicits certificates of deposit of $100,000 or greater ("jumbo certificates") from various state, county and local government units which carry rates which are negotiated at the time of deposit.  See Note 7 of "Notes to Consolidated Financial Statements.”  Deposits at June 30, 2001 and 2000 include $37.1 million and $45.2 million, respectively of deposits from one local governmental entity, the majority of which are demand accounts.

Borrowings.  Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank’s borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain of its mortgage loans and mortgage–backed securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At June 30, 2001, the Bank's FHLB advances totaled $100.7 million, representing 13.8% of total liabilities.  See Note 8 of  “Notes to Consolidated Financial Statements” for further detail of the Company’s borrowings.

The following table sets forth the maximum month-end balances and average balances of FHLB advances and other borrowings at the dates indicated.

	Years Ended June 30,

	2001	2000	1999

	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$118,631	$120,624	$90,260
Other borrowings	10,623	1,762	1,535

Average Balance:
FHLB advances	$105,207	$107,574	$77,078
Other borrowings	7,234	1,739	1,292

The following table sets forth certain information as to the Bank's FHLB advances and other borrowings of the Company at the dates indicated.

	June 30,

	2001	2000	1999

	(Dollars in Thousands)

FHLB advances	$100,714	$111,528	$80,078
Other borrowings	7,662	1,492	1,535

Total borrowings	$108,376	$113,020	$81,613

Weighted average interest rate of FHLB advances	5.69%	5.74%	5.30%

Subsidiary Activities

As a federally chartered thrift institution, Home Federal is permitted by OTS regulations to invest up to 2% of its assets, or $15.7 million at June 30, 2001, in the stock of, or loans to, service corporation subsidiaries.  As of such date, the net book value of Home Federal's investment in and loans to its service corporations was approximately $344,000.  Home Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner–city or community development purposes.  In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

Home Federal has three subsidiary corporations, Hometown Insurors, Inc. ("Hometown"), Mid–America Service Corporation ("Mid–America") and PMD, Inc. ("PMD").

Hometown, located in Sioux Falls, South Dakota, provides a full line of insurance products to customers of Home Federal and members of the general public in Home Federal's market area.  Insurance products offered by Hometown include annuities and life, health, homeowners, and auto insurance and, to a lesser extent, certain commercial-related insurance products.  Home Federal had an investment in Hometown of $206,000 at June 30, 2001.  Hometown had a loss before tax of $187,000 for the 2001 fiscal year.  During fiscal year 2001, Home Federal infused capital of $225,000 into Hometown.

Mid-America is an appraisal company located in Sioux Falls, South Dakota, that provides residential appraisal services to Home Federal and other lenders in the Bank's market area.  At June 30, 2001, the Bank had a $137,000 investment in Mid–America.  Mid–America had income before tax of $26,000 for the 2001 fiscal year.

PMD, located in Sioux Falls, South Dakota, is engaged in the business of buying, selling and managing repossessed real estate properties.  At June 30, 2001, the Bank had a $1,000 investment in PMD.  PMD had no activity during fiscal year 2001.

In May, 1996 the Company formed a Limited Liability Company named HF Card Services L.L.C. (“HF Card Services”) and became the owner of 51% of the membership interest of this entity.  The Company became the owner of 100% of HF Card Services effective as of July 1998.  HF Card Services was established to provide secured, partially-secured and unsecured credit cards nationwide.  At June 30, 2001, the Company had a negative investment in HF Card Services of $7.6 million.  HF Card Services had a net loss before taxes of $675,000 for the 2001 fiscal year.  Based upon lack of performance, the Company ceased processing subprime credit card applications in March 1999.

HomeFirst Mortgage Corp. is a South Dakota Corporation which had an office in Omaha, Nebraska.  The Mortgage Corp. was a mortgage banking operation that originated one- to four- family residential loans which were sold into the secondary market.  At June 30, 2001, the Company had a $3.0 million investment in the Mortgage Corp.  The Mortgage Corp. had  income before tax of $81,000 for fiscal 2001 and  no activity during fiscal 2000.

The Mortgage Corp. resumed activity in August 2000 through the acquisition of Mid America Leasing., a company specializing in equipment finance leasing.  This acquisition expands the Company’s servicing options for commercial and municipal customers.  The Mortgage Corp. had in investment in Mid America Leasing of $2.3 million.  Mid America Leasing had income before tax of $177,000 for the 2001 fiscal year.

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

The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks and credit unions located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.  There are approximately 26 financial institutions which compete for deposits in Minnehaha County.  According to information contained in reports prepared by the FDIC, the Bank is the third largest financial institution based on total deposits in Minnehaha County, excluding Citibank.  Management estimates that its deposit market share in Minnehaha County, where the majority of its deposits are located, is approximately 10%, excluding Citibank.

Employees

At June 30, 2001, the Bank had a total of 337 employees including 25 employees of the Bank's service corporations.  Mid America Leasing had a total of 5 employees not included in the Bank’s total.

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

Regulation of Federal Savings Associations.  As an office of the Department of the Treasury, the OTS has extensive authority over the operations of federal savings associations, such as the Bank.  Pursuant to this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC.  The last examination of the Bank by the OTS concluded on December 27, 2000. Examiners may require a federal savings association to provide for higher general or specific loan loss–reserves.

Assessments.  The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS.  In addition, the general assessment, paid on a semi–annual basis, is computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report.  Savings associations (unlike the Bank) that are classified as “troubled” are required to pay a 50% premium over the standard assessment. The Bank's OTS assessment (standard assessment) for the fiscal year ended June 30, 2001 was approximately $137,000.

The OTS has proposed amendments to its regulations that are intended to assess savings associations on a more equitable basis.  The proposed regulations would base the assessment for an individual savings association on three components:  the size of the association, on which the basic assessment would be based; the association’s supervisory condition, which would result in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which would result in percentage increases for a savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  In order to avoid a disproportionate impact on the smaller savings institutions, the OTS is proposing to permit the portion of the assessment based on assets size either under the current regulations or under the amended regulations.  Management believes that, assuming the proposed regulations are adopted as proposed, any change in its rate of OTS assessments will not be material.

Enforcement.  Under the Federal Deposit Insurance Act (the “FDI Act”), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association.  Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution.  Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.  In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements.  Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance.  Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association.  If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

Business Activities.  The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.  These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of an association’s assets on the aggregate amount of commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Under the HOLA, savings associations are generally subject to the same limits on Loans to One Borrower as are imposed on national banks.  Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association’s unimpaired capital and surplus.  Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral.  Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate.  At June 30, 2001, the Bank's lending limit under this restriction was $7.9 million.  In addition, the Bank may provide purchase money financing for the sale of any asset without regard to the Loans to One Borrower limitation so long as no new funds are advanced and the Bank is not placed in a more detrimental position than if it had held the asset.  Home Federal is in compliance with the loans–to–one-borrower limitation.

Safety and Soundness Standards.  Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the “Community Development Act”), the OTS and the federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.  The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.  In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA.  If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Accounting Standards.  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) requires the OTS to establish accounting standards to be applicable to all savings associations for purposes of complying with regulations, except to the extent otherwise specified in the capital standards.  Such standards must incorporate generally accepted accounting standards to the same degree as is prescribed by federal banking agencies for banks, or may be more stringent than such requirements.

Insurance of Accounts and Regulation by the FDIC.  The Bank is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC–insured institutions.  It also may prohibit any FDIC–insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

On September 30, 1996, Congress passed and President Clinton signed into law The Deposit Insurance Funds Act of 1996 (“Funds Act”) to resolve the deposit insurance premium disparity.  The Funds Act also included extensive regulatory relief for banks and thrifts. The Funds Act included a one–time special assessment on SAIF deposits to be imposed to bring the fund's reserve ratio to the statutory required 1.25 percent.  The assessment rate was 65.7 basis points on deposits as of March 31, 1995 resulting in an assessment of $2.6 million on the Bank’s deposits as recorded of March 31, 1995 which was paid on November 29, 1996.  In addition, the Funds Act includes the following items which affect SAIF members:  (1) Pro–rata sharing of the Financing Corporation ("FICO") obligation among Bank Insurance Fund ("BIF”) and SAIF members began January 1, 2000.  From 1997 through 1999, partial sharing occurred, with SAIF deposits assessed 6.44 basis points and BIF deposits 1.29 basis points  (2) The FDIC is prohibited from setting the semi-annual assessment at a rate in excess of that needed to maintain or meet the required reserve ratio.  Until the funds are merged, the FDIC is permitted to rebate or credit excess premiums to BIF members only  (3) For a three–year period, the banking regulators are authorized to prevent SAIF insured institutions from "facilitating or encouraging" customers to shift their deposits to BIF–insured affiliates for the purpose of evading the SAIF premium  and (4) Pro–rata FICO sharing began and the ban on deposit shifting ended on January 1, 2000.  As a result of these changes in the Funds Act, the Bank’s deposit assessment was decreased.

FDICIA also authorizes the FDIC to implement a risk–based deposit insurance assessment system.  Pursuant to this requirement, the FDIC adopted a transitional risk–based assessment system, effective January 1, 1993, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation.  The permanent system, adopted in June 1993 and effective January 1, 1994, continues the risk classification system established under the transitional rule.  Under this system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk–weighted assets ("Tier 1 risk–based capital") of at least 6% and a risk–based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk–based capital ratios of less than 4% or a risk–based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium.  Assessments currently range from 0.0% of deposits for institutions in the highest category to 0.27% of deposits for institutions in the lowest category.  Risk classification of all insured institutions will be made by the FDIC for each semi–annual assessment period.

The financing corporations created by FIRREA and the Competitive Equality Banking Act of 1987 are also empowered to assess premiums on savings associations to help fund the liquidation or sale of troubled savings associations.  Such premiums cannot, however, exceed the amount of SAIF assessments and are paid in lieu thereof.

The FDIC has adopted regulations that generally prohibit payments to directors, officers and employees contingent upon termination of their affiliation with an FDIC–insured institution or its holding company (i.e., "golden parachute payments") if the payment is received after or in contemplation of, among other things, insolvency, or a determination that the institution or holding company is in "troubled condition.”  Certain types of employee benefit plans are not subject to the prohibition.  The regulations would also generally prohibit certain indemnification payments for civil money penalties or other enforcement action.

Regulatory Capital Requirements.  Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital.  The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk–based capital requirement applicable to such savings associations.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case–by–case basis.

The capital regulations require tangible capital not less than 1.5% of adjusted total assets (as defined by regulation).  Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related earnings on withdrawable accounts and deposits that qualify as core capital.  In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and other categories must be deducted from tangible capital.  At June 30, 2001, Home Federal had $2.8 million of unamortized loan servicing rights, none of which were required to be deducted from tangible capital.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries.  Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital.  In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers such as mortgage banking activities are “includable” subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes.  All subsidiaries of the Bank are includable subsidiaries.

At June 30, 2001, the Bank had Tier I (Core) capital equal to $45.9 million, or 5.96% of adjusted total assets, which is $30.8 million above the minimum leverage ratio requirement of 4% as in effect on that date.

The capital standards also require core capital equal to at least 4% of adjusted total assets (as defined by regulation).  Core capital generally consists of tangible capital plus certain intangible assets, and up to 25% of other intangibles which meet certain separate salability and market valuation tests.  At June 30, 2001, the Bank had $4.7 million in intangible assets which were subject to these tests.  The amount of servicing rights includable as core capital is limited to 50% of such capital.

Effective December 31, 1990, national banks were required to maintain a ratio of core capital to adjusted total assets not less than 3%.  Only those national banks that receive a composite rating of one (the highest rating) under the "CAMELS" rating system for commercial banks and that, in general, are considered strong banking organizations will qualify for the 3% requirement.  All other national banks must maintain a core capital ratio of 3% plus an additional 100 to 200 basis points that would be established on a case–by–case basis.  As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks.  The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the MACRO rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 3% plus at least an additional 100 to 200 basis points.  The OTS will assess each individual savings association through the supervisory process on a case–by–case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

The OTS risk–based capital requirement requires savings associations to have total capital of at least 8% of risk–weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk–weighted assets.  Supplementary capital may be used to satisfy the risk–based requirement only to the extent of core capital up to 100% of core capital.  At June 30, 2001, Home Federal had no capital instruments that qualified as supplementary capital and $6.4 million of general loss reserves, which was not in excess of 1.25% of risk–weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital.  Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan–to–value ratio and reciprocal holdings of qualifying capital instruments.  Home Federal had no such exclusions from capital and assets at June 30, 2001.

In determining the amount of risk–weighted assets, all assets, including certain off–balance sheet items, will be multiplied by the appropriate risk weight based on the risks inherent in the type of assets.  The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government, (ii) 20% for securities (other than equity securities) issued by U.S. Government sponsored agencies, high quality mortgage-backed securities  and mortgage–backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC except for those classes with residual characteristics or stripped mortgaged–related securities, (iii) 50% for prudently underwritten permanent one– to four–family first lien mortgage loans not more than 90 days delinquent and having a loan–to–value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC, and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, repossessed and loans more than 90 days past due.

On June 30, 2001, the Bank had total risk based capital of $52.3 million (including $45.9 million in core capital and $6.4 million in qualifying supplementary capital) and risk–weighted assets of $526.9 million (including $1.3 million in converted off–balance sheet assets), or total capital of 9.93% of risk–weighted assets.  This amount was $10.2 million above the 8.0% requirement in effect on that date.

The following table sets forth Home Federal's compliance with its capital requirements at June 30, 2001.

	Amount(2)	Percent of Applicable Assets(1)

	(Dollars in Thousands)

GAAP capital	$51,333	6.62%

Tier I (Core) capital	$45,891	5.96%
Required(3)	30,784	4.00

Excess over requirement	$15,107	1.96%

Risk based capital(4)	$52,319	9.93%
Required	42,156	8.00

Excess over requirement	$10,163	1.93%

(1)	Tier I (Core) capital figures are determined as a percentage of total adjusted assets; risk–based capital figures are determined as a percentage of risk-weighted assets.

(2)	The Bank's investment in its subsidiaries is included for purposes of calculating regulatory capital.

(3)	The OTS is expected to adopt a core capital requirement for savings associations comparable to the requirement for national banks that became effective December 31, 1990. The OTS core capital requirement is anticipated to be at least 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and–soundness, with a 4% to 5% core capital requirement for all other thrifts. No prediction can be made as to the exact nature of any new OTS core capital regulation, or the date of its effectiveness, and the core capital requirement to be applicable to the Bank under such regulation.

(4)	Includes qualifying supplementary capital of $6.4 million.

Under FDICIA all the Federal banking agencies, including the OTS, must revise their risk–based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non–traditional activities, and that they reflect the actual performance of and expected loss on multi–family loans.

The OTS has adopted a final rule which requires every savings association with more than normal interest rate risk to deduct from total capital an amount equal to 50% of its interest–rate risk exposure multiplied by the market value of its assets.  This exposure is a measure of the potential decline in the market value of portfolio equity of a savings association greater than 2%, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline) affecting on– and off–balance sheet assets and liabilities.  Given Home Federal's capital position, this rule is not expected to have a material impact on its financial condition or results of operations.  The OTS has delayed implementation of this Rule as of June 30, 2001.

Pursuant to FDICIA, the Federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non–traditional activities.  No assurance can be given as to the final form of any such regulation.

Prompt Corrective Action Standards.  The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against any association that fails to meet its capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a Tier 1 risked–based capital ratio or an 8% risk-based capital ratio).  Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions, discussed below that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk–based capital ratio of less than 6%) must be subject to one or more of the additional specified actions and operating restrictions mandated by FDICIA.  These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate.

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

Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC.  Such actions could include a capital directive, a cease–and–desist order, civil money penalties, the establishment of restrictions on all aspects of the association's operations or the appointment of a receiver or conservator or a forced merger into another institution.  The grounds for appointment of a conservator or receiver include substantially insufficient capital and losses or likely losses that will deplete substantially all capital with no reasonable prospect for replenishment of capital without federal assistance.

If the OTS determines that an association is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice it is authorized to reclassify a well–capitalized association as an adequately capitalized association and if the association is adequately capitalized, to impose the restrictions applicable to an undercapitalized association.

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

The OTS utilizes a three–tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash–out mergers, and other transactions charged to the capital account.  See "Regulatory Capital Requirements.”

Generally, Tier I associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year–to–date plus 50% of the amount by which the lesser of the association's tangible, core or risk–based capital exceeds its fully phased–in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association.  However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination.

Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four–quarter period.

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

The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings associations.  Under the proposed regulations, the approval of the OTS would be required only for capital distributions by an association that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution.  A savings association would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a savings association holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings and would continue to be adequately capitalized after such distribution.  Notice would have to be given to the OTS by any association that is held by a savings association holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings.  An association’s capital rating would be determined under the prompt corrective action regulations.

Liquidity.  All savings associations, including Home Federal, are required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers’ acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less.  Furthermore, every savings association must maintain sufficient liquidity to ensure its safe and sound operation.  For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  This liquid asset ratio requirement has varied from time to time (between 0% and 10%) depending upon economic conditions and savings flows of all savings associations.  At the present time, the minimum liquid asset ratio is 0%.

Monetary penalties may be imposed upon associations for violations of the liquid asset ratio requirement.  At June 30, 2001, the Bank was in compliance with the liquidity requirements, with the overall liquid asset ratio at 14.3%.

Accounting For Investments.  An OTS policy statement applicable to all savings associations clarifies and re–emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with Generally Accepted Accounting Principles “GAAP.”  Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.  The Bank is in compliance with these rules.

The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Branching.  Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States.  The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that qualifies as a “domestic building and loan association” under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a “qualified thrift lender” under the HOLA.  See “QTL Test.”  The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association’s activities.  This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment.  Under the Community Reinvestment Act (the “CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association.  The CRA also requires all institutions to make public disclosure of their CRA ratings.  The Association received an  “Outstanding” CRA rating in its most recent examination.

The CRA regulations rate an institution based on its actual performance in meeting community needs.  In particular, the rating system focuses on three tests:  (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  The amended CRA regulations also clarify how an institution’s CRA performance would be considered in the application process.

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less the sum of goodwill and other intangible assets, properties used to conduct the savings association's business and specified liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  At June 30, 2001, the Bank maintained 80.35% of its portfolio assets in qualified thrift investments, and thus met the test.  The Bank has always met the QTL test since its inception.

Loans and mortgage–backed securities secured by domestic residential housing, FHLB stock, credit card loans, educational loans and certain small business loans as well as certain obligations of the Federal Savings and Loan Insurance Corporation (“FSLIC”), the FDIC and certain other related entities may be included in qualifying thrift investments without limit.  FHLMC and FNMA stock and certain other housing–related and non–residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing–related activities may also be included, in varying amounts, not to exceed 20% of portfolio assets.

Any savings association that fails to meet the QTL test must either convert to a national bank charter or operate under certain restrictions on its activities, unless it requalifies as a QTL and thereafter remains a QTL.  If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund.  If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state.  In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends.  If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities and dispose of any investments not permissible for a national bank.  In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties.  A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.  If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.  See "Holding Company Regulation.”

Transactions with Affiliates.  The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”).  In general, an affiliate of the Association is any company that controls the Association or any other company that is controlled by a company that controls the Association, excluding the Association’s subsidiaries other than those that are insured depository institutions.  The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary.  Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association’s capital and surplus.  Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.  Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies.  In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

The Association’s authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of the association’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the association’s board of directors.

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

Holding Company Regulation.  The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS.  As such, the Company is registered with and files reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over the Company and its non–savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions.  If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF–insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

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

Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions.  If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three–month period.

Federal Reserve System.  The Federal Reserve Board (FRB) requires all depository institutions to maintain non–interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts).  The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $39.3 million.  The amount of aggregate transaction accounts in excess of $39.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%.  The FRB regulations currently exempt $5.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year.  At June 30, 2001, the Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

Savings associations are authorized to borrow from the Federal Reserve Bank (“FRB”)"discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long–term advances are required to provide funds for residential home financing.

As a member, Home Federal is required to purchase and maintain stock in the FHLB of Des Moines.  At June 30, 2001, Home Federal had $6.3 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received substantial dividends on its FHLB stock.  Over the past five fiscal years such dividends have averaged 6.59% and were 6.07% for fiscal year 2001.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately–priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low– and moderate–income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in Home Federal's capital.

For the fiscal year ended June 30, 2001, dividends paid by the FHLB of Des Moines to Home Federal totaled approximately $351,000, which constitutes a $36,000 decrease in the amount of dividends received in fiscal 2000.

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

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of June 30, 2001, the Bank's Excess for tax purposes totaled approximately $4.8 million.

The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through 1985. With respect to years examined by the IRS, all deficiencies have been satisfied.

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

Minnesota Taxation.  The Bank is subject to the Minnesota Corporate Income tax to the extent that such corporations are engaged in business in the state of Minnesota.  The Corporate Income tax is imposed at a rate of 9.8% on  corporate taxable income which is computed in the same manner as federal taxable income with some minor variations to comply with Minnesota law.  A Minnesota return of Corporate Income tax must be filed annually.

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

Curtis L. Hage - Mr. Hage, age 55, is Chairman, President and Chief Executive Officer of the Company.  He was elected Chairman of the Board of Directors of the Company in September 1996 and has held the position of President and Chief Executive Officer since February 1991.  Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986.  Since joining the Association in 1968, he served in various capacities prior to being elected Executive Vice President.  Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

Gene F. Uher- Mr. Uher, age 53, is Executive Vice President/Chief Operations Officer and Secretary of the Company, a position he has held since March 1997.  He was employed as Executive Vice President for Packers Bank, Omaha, Nebraska from 1996 until joining Home Federal.  Prior to that time, he was employed as Executive Vice President/Chief Operating Officer for Conservative Savings Bank, F.S.B., Omaha, Nebraska from 1989 to 1996.  Mr. Uher received his B.A. degree from Lincoln School of Commerce, Lincoln, Nebraska.  He is a graduate of the School of Executive Development at University of Connecticut.

David A. Brown – Mr. Brown, age 39, is Senior Vice President/Commercial Banking, a position he has held since November 1999.  Prior to joining Home Federal, Mr. Brown served as Vice President/Manager Commercial Banking at Firstar Bank, Sioux City, Iowa, a position he held since December 1998.  Mr. Brown received his Masters of Business Administration and a B.S. in Business Administration from University of South Dakota.

Jack P. Hearst – Mr. Hearst, age 49, is Senior Vice President/Subsidiary Operations, a position he has held since November 2000.  Prior to such time he served as Vice President/Credit Cards from March 1999.  He was employed by Citicorp-Corporate Control and Risk Assessment as the Audit Director for Citicorp. Bankcards prior to joining the Bank.  Mr. Hearst received a B.S. from the University of Missouri.

Mary F. Hitzemann - Ms. Hitzemann, age 48, is Senior Vice President/Human Resources, a position she has held since October 1993.  Ms. Hitzemann joined Home Federal in January 1993.  Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992.  Ms. Hitzemann received her B.A. degree from Augustana College.

Terry L. Kappes - Mr. Kappes, age 47, is Senior Vice President/Retail Banking, a position he has held since June 1998.  Prior to that time, he was employed with Bank One - Colorado, Grand Junction, Colorado from 1993 until joining Home Federal with his most recent position being Senior Vice President/Retail Market Manager.  Mr. Kappes served as Senior Vice President for First Bank System, Billings, Montana from 1988 to 1991 and First Bank of South Dakota, Sioux Falls, South Dakota from 1977 to 1988.  Mr. Kappes received his B.A. degree from Oral Roberts University, Tulsa, Oklahoma.

John E. Roers - Mr. Roers, age 54, is Senior Vice President/Agricultural Lending, a position he has held since joining Home Federal on October 31, 1995.  Prior to that time, he was employed as Agricultural Loan Officer and Department Manager for Western Bank, Sioux Falls (then First Bank) from June 1981 to October 1996 and for Western Bank, Marshall, Minnesota from February 1974 to May 1981.  Mr. Roers received his Bachelor of Science and Masters of Science from North Dakota State University.

Mark S. Sivertson- Mr. Sivertson, age 43, is Senior Vice President/Trust Officer, a position he has held since July 1996.  He joined Home Federal in February 1995 as Vice President/Trust Officer.  Prior to joining Home Federal, Mr. Sivertson was Vice President and Trust Officer in charge of the Investment Management and Trust Department at Western Bank.  He holds a law degree from the University of North Dakota and the Certified Trust Financial Advisor designation from the American Bankers Association.

Gary L. Smith – Mr. Smith, age 47, is Senior Vice President/Information Systems, a position he has held since July 1998.  Mr. Smith joined Home Federal in 1979 and was promoted to Vice President in 1988.  He received his B.S. from the University of South Dakota.

Michael H. Zimmerman - Mr. Zimmerman, age 48, is Senior Vice President/Senior Retail Lending Officer, a position he has held since joining Home Federal in August 1996.  Prior to that time, he was employed as Vice President/Mortgage Loan Manager for First Trust and Savings Bank, Cedar Rapids, Iowa from October 1995 to August 1996 and as Vice President/Eastern Regional Manager for Homeland Savings Bank FSB, Waterloo, Iowa from May 1995 to October 1995; and as Vice President/ Manager Real Estate Lending for Homeland Bank, N.A., Waterloo, Iowa from August 1992 to April 1995.  Mr. Zimmerman received his B.A. from Dana College, Blair, Nebraska.

Cristie M. Lawson – Ms. Lawson, age 32, is Vice President/Controller for the Bank.  Ms. Lawson joined the Bank in March 1995 as Staff Accountant.  She has held various positions of increasing responsibility within the Accounting Department and was promoted to her current position in July 2000. Ms. Lawson received her B.A. from Augustana College.

Item 2.  Properties

The Company and the Bank conduct their business at their main office located at 225 S. Main at 11th, Sioux Falls, South Dakota, 57104.  Currently, the Bank also conducts business from 30 other retail banking locations located in its primary market area.

The Bank owns each of its branch offices, except for nine offices that it leases.  The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 2001 was $13.8 million.  See Note 6 of "Notes to Consolidated Financial Statements.”

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Stock Listing

The Company’s Common stock is traded under the symbol “HFFC” on the NASDAQ National Market System.

The following table sets forth the range of high and low sale prices for the Company’s Common Stock for each of the fiscal quarters of the two years ended June 30, 2001 and 2000.  Quotations for such periods are as reported by NASDAQ for National Market System issues.

FISCAL 2001	HIGH	LOW

1st Quarter	$9.88	$8.50
2nd Quarter	$10.50	$8.50
3rd Quarter	$13.00	$9.91
4th Quarter	$14.85	$9.75

FISCAL 2000	HIGH	LOW

1st Quarter	$13.94	$11.19
2nd Quarter	$13.00	$10.13
3rd Quarter	$11.75	$8.06
4th Quarter	$9.75	$8.00

As of September 17, 2001, the Company had 552 holders of record of its Common Stock.

The transfer agent for the Company’s Common Stock is ChaseMellon Shareholder Services, PO Box 3315, South Hackensack, New Jersey, 07606-1915.

Dividends

HF Financial Corp. paid quarterly cash dividends of $0.105 per share throughout fiscal year 2001.  In addition, HF Financial Corp. paid quarterly cash dividends of $0.10 throughout fiscal year 2000.  The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of HF Financial Corp., tax considerations, industry standards, economic conditions, general business practices and other factors the board of directors deems relevant.  On July 25, 2001, the Board of Directors approved an increase in cash dividends to $0.11 per share and HF Financial Corp. paid the respective cash dividends on August 22, 2001 to shareholders of record on August 8, 2001.  HF Financial Corp.’s ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Home Federal Savings Bank (the “Bank”), which are subject to federal and state regulations.

Sales of Unregistered Stock
The Company has had no sales of unregistered stock within the last three fiscal years.

Item 6.  Selected Financial Data
The following table sets forth selected financial data with respect to the Company for the periods indicated.  This information should be read in conjunction with the Financial Statements and related notes appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and results of Operations.”  The Company’s selected financial statement and operations data for each of the years set forth below have been derived from financial statements which have been audited by McGladrey & Pullen, LLP, independent public accountants.

	At June 30,

	2001	2000	1999	1998	1997

	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$784,002	$724,997	$658,622	$570,979	$562,114
Loans and leases receivable, net	563,836	542,494	492,302	426,522	440,019
Loans held for sale	7,270	8,257	11,755	9,616	3,483
Mortgage-backed securities available for sale	43,750	53,001	41,583	39,647	30,340
Securities available for sale	49,969	60,445	61,023	44,232	46,940
Deposits	601,207	545,497	510,730	446,424	418,186
Advances from FHLB of Des Moines and other borrowings	108,376	113,020	81,613	50,635	74,743
Stockholders' equity	52,525	46,943	48,558	56,601	52,974

	Years Ended June 30,

	2001	2000	1999	1998	1997

	(Dollars in Thousands, Except Per Share Data)
Selected Operations Data:
Interest and dividend income	$59,312	$53,131	$46,119	$46,201	$44,012
Interest expense	35,343	29,601	24,658	25,449	24,832

Net interest income	23,969	23,530	21,461	20,752	19,180
Provision for losses on loans and leases	2,432	5,615	12,120	4,689	693

Net interest income after provision for losses on loans and leases	21,537	17,915	9,341	16,063	18,487
Credit card fee income	2,709	7,010	12,064	6,163	613
Loan servicing income	1,567	1,381	1,263	1,187	1,150
Loan fees and service charges	982	1,131	1,231	1,184	946
Gain on sale of securities, net	—	185	1	226	150
Other noninterest income	6,863	5,563	4,490	4,871	3,613
Noninterest expense	(26,116)	(24,976)	(26,415)	(19,983)	(19,703)

Income before income taxes	7,542	8,209	1,975	9,711	5,256
Income tax expense	2,935	2,942	924	3,238	1,582

Net income	$4,607	$5,267	$1,051	$6,473	$3,674

Earnings per share: (3)
Basic	$1.25	$1.36	$0.25	$1.46	$0.81
Diluted	$1.23	$1.34	$0.24	$1.42	$0.79

Dividends per share (4)	$0.42	$0.40	$0.37	$0.28	$0.24
Dividends payout ratio	33.54%	29.31%	143.77%	19.28%	29.48%

	Years Ended June 30,

	2001	2000	1999	1998	1997

	(Dollars in Thousands)
Other Data:
Interest rate spread (average during period)	3.16%	3.43%	3.50%	3.40%	3.24%
Net interest margin (1)	3.41	3.65	3.84	3.80	3.64
Average interest-earning assets to average interest-bearing liabilities	1.05	1.05	1.08	1.09	1.08
Equity to total assets (end of period)	6.70	6.47	7.37	9.91	9.42

Equity-to-assets ratio (ratio of average equity to average total assets)	6.77	6.85	8.96	9.59	9.25

Nonperforming assets to total assets (end of period)	0.79	0.40	0.48	0.53	0.33

Allowance for loan and lease losses to nonperforming loans (end of period) (2)	110.54	326.97	445.27	258.86	361.50

Allowance for loan and lease losses to total loans and leases (end of period)	1.13	1.52	2.32	1.62	1.02

Nonperforming loans to total loans and leases (end of period) (2)	1.02	0.46	0.52	0.63	0.28
Other noninterest expense to average total assets	3.52	3.66	4.48	3.47	3.55
Net interest income after provision for losses on loans and leases to noninterest expense (end of period)	82.47	71.73	35.36	80.38	93.83

Return on assets (ratio of net income to average total assets)	0.62	0.77	0.18	1.13	0.66

Return on equity (ratio of net income to average equity)	9.16	11.27	1.99	11.73	7.17
Number of full-service offices	31	27	25	19	19

1)	Net interest income divided by average interest-earning assets.

2)	Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.

3)	Earnings per share are retroactively adjusted for the three-for-two stock split in the form of a stock dividend payable to shareholders of record on May 8, 1998.

4)	Dividends per share are retroactively adjusted for the three-for-two stock split in the form of a stock dividend payable to shareholders of record on May 8, 1998.

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

This Form 10-K and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements that deal with future results, expectations, plans or performance.  See “Forward-Looking Statement” under Management’s Discussion and Analysis for further discussion.

Financial Condition Data

At June 30, 2001, the Company had total assets of $784.0 million, an increase of $59.0 million from the level at June 30, 2000.  The increase in assets was due primarily to an increase in cash and cash equivalents of $58.5 million and an increase in loans and leases receivable of $21.3 million offset by a decrease in securities available for sale of $10.5 million and mortgage-backed securities of $9.3 million.  The increase in cash and cash equivalents and loans and leases receivable was funded primarily by an increase in deposits of $55.7 million in addition to the above decrease in securities available for sale and mortgage-backed securities from the levels at June 30, 2000.  In addition, stockholders’ equity increased from $46.9 million at June 30, 2000 to $52.5 million at June 30, 2001, primarily due to net income of $4.6 million and the change in net unrealized gain (loss) on securities available for sale of $2.3 million which was partially offset by the payment of cash dividends of  $1.5 million.

The increase in loans receivable of $21.3 million was due primarily to purchases and originations of principal exceeding amortizations and prepayments of principal.  Included in the above increase was $8.7 million of direct financing leases resulting from the Company’s acquisition of Mid America Leasing and $1.4 million of loans receivable resulting from the Bank’s purchase of a bank branch.

The decrease in securities available for sale of $10.5 million was primarily the result of maturities and calls of  $32.8 million exceeding purchases of  $20.5 million.

The decrease in mortgage-backed securities available for sale of $9.3 million was primarily the result of maturities, calls, amortization and repayments of principal of $14.3 million exceeding purchases of $3.1 million.  The Bank’s purchases of mortgage-backed securities available for sale were comprised primarily of thirty year, fixed-rate mortgage-backed securities.

The $55.7 million increase in deposits was primarily due to an increase in demand accounts of $10.1 million, money market accounts of $26.1 million and an increase in certificates of deposit of $24.1 million offset by a reduction in saving accounts of $4.6 million.  These increases were primarily the result of a focused marketing campaign in money market accounts and certificates of deposit during the fiscal year.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the years ended June 30, 2001, 2000 and 1999 include fees which are considered adjustments to yield.

	Years Ended June 30,

	2001			2000			1999

	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$567,948	$51,166	9.01%	$530,738	$46,135	8.69%	$465,002	$40,616	8.73%
Mortgage-backed securities	49,529	3,327	6.72%	51,878	3,390	6.53%	44,735	2,664	5.96%
Other investment securities (2)	79,389	4,468	5.63%	55,420	3,219	5.81%	44,357	2,568	5.79%
FHLB stock	6,279	351	5.59%	5,898	387	6.56%	4,232	271	6.40%

Total interest-earning assets	$703,145	$59,312	8.44%	$643,934	$53,131	8.25%	$558,326	$46,119	8.26%
Noninterest-earning assets	39,082			38,317			30,824

Total assets	$742,227			$682,251			$589,150

Interest-bearing liabilities:
Deposits:
Checking and money market	$200,004	$7,369	3.68%	$161,952	$5,296	3.27%	$111,899	$2,942	2.63%
Savings	40,212	1,469	3.65%	44,976	1,533	3.41%	48,958	1,533	3.13%
Certificates of deposit	316,994	19,582	6.18%	297,788	16,633	5.59%	278,256	15,878	5.71%

Total deposits	$557,210	$28,420	5.10%	$504,716	$23,462	4.65%	$439,113	$20,353	4.64%
FHLB advances and other borrowings	112,421	6,923	6.16%	109,331	6,139	5.62%	78,797	4,305	5.46%

Total interest-bearing liabilities	$669,631	$35,343	5.28%	$614,047	$29,601	4.82%	$517,910	$24,658	4.76%
Other liabilities	22,319			21,459			18,435

Total liabilities	$691,950			$635,506			$536,345
Equity	50,277			46,745			52,805

Total liabilities and equity	$742,227			$682,251			$589,150

Net interest income; interest rate spread		$23,969	3.16%		$23,530	3.43%		$21,461	3.50%

Net interest margin (3)			3.41%			3.65%			3.84%

(1)         Includes interest on accruing loans past due 90 days or more.

(2)         Includes primarily U.S. Government and agency securities and FHLB daily time.

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

	Years Ended June 30,			Years Ended June 30,

	2001 vs. 2000			2000 vs. 1999

	(Dollars in Thousands)

	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase

Interest-earning assets:
Loans and leases receivable (1)	$3,294	$1,738	$5,032	$5,728	$(209)	$5,519
Mortgage-backed securities	(157)	93	(64)	446	280	726
Other investment securities (2)	1,371	(122)	1,249	641	10	651
FHLB stock	23	(59)	(36)	108	8	116

Total interest-earning assets	$4,531	$1,650	$6,181	$6,923	$89	$7,012

Interest-bearing liabilities:
Deposits:
Checking and money market	$1,323	$750	$2,073	$1,476	$878	$2,354
Savings	(168)	104	(64)	(131)	131	—
Certificates of deposit	1,130	1,819	2,949	1,103	(348)	755

Total deposits	2,285	2,673	4,958	2,448	661	3,109
FHLB advances and other borrowings	182	602	784	1,692	142	1,834

Total Interest-bearing liabilities	$2,467	$3,276	$5,742	$4,140	$803	$4,943

Net interest income increase			$439			$2,069

(1)         Includes interest on loans past due 90 days or more.
(2)         Includes primarily U.S. Government and agency securities and FHLB daily time.

Asset Quality

In accordance with the Bank’s internal classification of assets policy, management evaluates the loan portfolio on a monthly basis to identify loss potential and determine the adequacy of the allowance for loan losses.  Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful.  Foreclosed assets include assets acquired in settlement of loans.  The Bank did not have any material troubled debt restructurings at any of the dates presented.  The following table sets forth the amounts and categories of the Bank's nonperforming assets for the periods indicated.

	At June 30,

	2001	2000	1999	1998	1997

	(Dollars in Thousands)
Nonaccruing loans:
One- to four-family	$723	$551	$209	$623	$618
Commercial	385	165	46	719	154
Multi-family	—	—	—	—	—
Commercial business	3,223	971	111	396	—
Consumer(1)	518	317	359	482	428
Agricultural	373	31	307	—	—
Credit cards	—	—	—	—	—
Mobile homes	88	43	13	31	52

Total	5,310	2,078	1,045	2,251	1,252

Accruing loans delinquent more than 90 days
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Multi-family	304	—	—	—	—
Commercial business	—	—	—	—	—
Consumer(1)	—	—	—	—	—
Agricultural	23	—	—	—	—
Credit cards	283	514	1,648	530	—
Mobile homes	—	—	—	—	—

Total	610	514	1,648	530	—

Foreclosed assets:
One- to four-family	203	214	366	22	311
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer(1)	105	67	49	140	158
Agricultural	—	—	—	—	—
Credit cards	—	—	—	—	—
Mobile homes	2	15	49	67	124

Total (5)	310	296	464	229	593

Total nonperforming assets(2)	$6,230	$2,888	$3,157	$3,010	$1,845

Ratio of nonperforming assets to total assets(3)	0.79%	0.40%	0.48%	0.53%	0.33%

Ratio of nonperforming loans to total loans and leases(4)	1.02%	0.46%	0.52%	0.63%	0.28%

(1)	Consists of nonperforming consumer loans exclusive of mobile home loans and credit card loans.
(2)	Nonperforming assets include nonaccruing loans, accruing loans delinquent more than 90 days and foreclosed assets.
(3)	Percentage is calculated based upon total assets of the Company, the Bank, HF Card Services L.L.C. and the Mortgage Corp. on a consolidated basis.
(4)	Nonperforming loans includes nonaccruing loans and accruing loans delinquent more than 90 days.
(5)	Total foreclosed assets does not include land held for development.

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

Loans are generally classified as nonaccrual when there are reasonable doubts as to the collectibility of principal and/or interest and/or when payment becomes 90 days past due, except loans which are well secured and in the process of collection.  Interest collections on nonaccrual loans, for which the ultimate collectibility of principal is uncertain, are applied as principal reductions.  Credit card loans remain in accrual status until 120 days, when accrued interest income on the loan is taken out of income.

Nonperforming assets increased to $6.2 million at June 30, 2001 from $2.9 million at June 30, 2000, an increase of $3.3 million.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased slightly to 0.79% at June 30, 2001 as compared to 0.40% at June 30, 2000.

Nonaccruing loans increased to $5.3 million at June 30, 2001 from $2.1 million at June 30, 2000, an increase of $3.2 million. Included in nonaccruing loans at June 30, 2001 were thirteen loans totaling $723,000 secured by one- to four-family real estate, three loans in the amount of $385,000 secured by commercial real estate, six mobile home loans totaling $88,000, eighteen commercial business loans totaling $3.2 million, two agriculture loans totaling $373,000 and forty-one consumer loans totaling $518,000.  See Note 4 of “Notes to Consolidated Financial Statements” for information concerning interest income foregone on nonaccrual loans.

Accruing credit card loans delinquent more than 90 days decreased from $514,000 at June 30, 2000 to $283,000 at June 30, 2001.  A total of $1.0 million of credit card loans were delinquent 30 days at June 30, 2001 as compared to $1.7 million at June 30, 2000.  Net credit card loan charge-offs for the year ended June 30, 2001 were $2.9 million as compared to $8.4 million for the same period in fiscal 2000.  Using historical stratification data on the current product, management expects credit card loan write-offs not to exceed $1.6 million in the next six months.  Of this amount about 62% will be a charge-off against allowance for credit card loan losses, of which the Company currently maintains an allowance for credit card loan losses equal to 17% of the outstanding credit card loan balance, or about $1.0 million.  The remaining 38% will be charged against credit card fee income, interest income and credit card fee income in future periods. Based upon lack of performance, the Company ceased processing subprime credit card applications in March 1999.

As of June 30, 2001, the Bank had $310,000 of foreclosed assets.  The balance of foreclosed assets at June 30, 2001 consisted of $105,000 in consumer collateral (excluding mobile home loans), $2,000 in mobile homes and $203,000 in single-family residences.

At June 30, 2001, the Bank had approximately $12.3 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  These loans were considered in determining the adequacy of the allowance for possible loan losses.  The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.  Although the Bank's management believes that the June 30, 2001 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, there can be no assurance that the allowance existing at June 30, 2001 will be adequate in the future.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Years Ended June 30,

	2001	2000	1999	1998	1997

	(Dollars in Thousands)
Balance at beginning of period	$8,475	$11,991	$7,199	$4,526	$4,129

Charge-offs:
One- to four-family	(21)	(92)	(56)	(95)	(104)
Commercial	(361)	—	(11)	(147)	(15)
Commercial business	(253)	(54)	(124)	(1,065)	(757)
Equipment finance leases	(131)	—	—	—	—
Consumer	(1,106)	(827)	(914)	(26)	—
Agriculture	---	(11)	(487)	—	—
Credit cards	(3,178)	(9,507)	(7,040)	(906)	(59)
Mobile homes	(51)	(56)	(84)	(184)	(186)

Total charge-offs	(5,101)	(10,547)	(8,716)	(2,423)	(1,121)

Recoveries:
One- to four-family	—	12	16	12	24
Commercial	—	6	46	---	493
Multi-family	—	—	—	—	46
Commercial business	—	—	72	—	1
Equipment finance leases	16	—	—	—	—
Consumer	325	282	227	184	194
Credit cards	287	1,077	515	179	19
Mobile homes	13	39	48	32	48

Total recoveries	641	1,416	924	407	825

Net (charge-offs)	(4,460)	(9,131)	(7,792)	(2,016)	(296)

Additions charged to operations	2,432	5,615	12,120	4,689	693
Additions from acquisition	97	—	464	—	—

Balance at end of period	$6,544	$8,475	$11,991	$7,199	$4,526

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.79% )	(1.72% )	(1.68% )	(0.45% )	(0.07% )

Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.13%	1.52%	2.32%	1.62%	1.02%

Ratio of allowance for loan and lease losses to nonperforming loans at end of period(1)	110.54%	326.97%	445.27%	258.86%	361.50%

(1)         Nonperforming loans include nonaccruing loans and accruing loans delinquent more than 90 days.

The distribution of the Company's allowance for loan and lease losses at the dates indicated is summarized as follows:

	At June 30,

	2001		2000		1999		1998		1997

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
One-to four-family(1)	$1,196	21.48%	$1,299	23.23%	$1,233	26.35%	$1,203	29.12%	$1,540	36.50%
Commercial and multi-family real estate(1)	1,402	25.19	1,442	25.79	1,124	24.03	967	23.41	926	21.94
Commercial business(3)	1,033	18.55	844	15.10	556	11.88	377	9.13	255	6.07
Consumer(2)	1,523	27.36	1,536	27.47	1,268	27.11	1,219	29.49	1,254	29.73
Agricultural	317	5.70	323	5.77	264	5.64	150	3.63	77	1.82
Credit cards	1,036	1.05	2,976	1.66	7,474	3.44	3,181	2.74	329	0.51
Mobile homes	37	0.67	55	0.98	72	1.55	102	2.48	145	3.43

Total	$6,544	100.00%	$8,475	100.00%	$11,991	100.00%	$7,199	100.00%	$4,526	100.00%

(1)         Includes construction loans.
(2)         Excludes allowance for loan losses relating to mobile home loans and credit card loans.
(3)         Includes equipment finance leases.

The allowance for loan losses was $6.5 million at June 30, 2001 as compared to $8.5 million at June 30, 2000.    The ratio of the allowance for loan losses to total loans was 1.13% at June 30, 2001 and 1.52% at June 30, 2000.  The Bank’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Bank continues to monitor its allowance for possible loan losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.        The current level of the allowance for loan losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Bank utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. In regard to credit card loans, the Bank is providing a reserve of 31% of the loan balance until the credit card portfolio becomes seasoned.  As of June 30, 2001, $1.0 million of the $6.5 million allowance for loan losses was reserved for the credit card loan portfolio. Regulators have reviewed the Bank's methodology for determining allowance requirements on the Bank’s loan portfolio and have made no recommendations for increases in the allowances during the three year period ended June 30, 2001.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs).  Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.  Future additions to the Bank's allowances result from periodic loan, property and collateral reviews and thus cannot be predicted in advance.  At June 30, 2001, the Company had a total allowance for loan and lease losses of $6.5 million, or 1.1% of total loans.  See Note 1 of "Notes to Consolidated Financial Statements” for a description of the Bank's policy regarding the provision for losses on loans.

Comparison of the Years Ended June 30, 2001 and June 30, 2000

General.  The Company's net income decreased $660,000 to $4.6 million for the year ended June 30, 2001 as compared to $5.3 million for the year ended June 30, 2000.  As discussed in more detail below, this decrease was due primarily to an increase in interest expense of $5.7 million, a decrease in noninterest income of $3.1 million and an increase in noninterest expense of $1.1 million.  These decreases to income were partially offset by an increase in interest income of $6.2 million and a decrease in provision for losses on loans and leases of $3.2 million.

Interest Income.  Interest income increased $6.2 million from $53.1 million for the year ended June 30, 2000 to $59.3 million for the year ended June 30, 2001.  The $59.2 million increase of average earning assets resulted in a $4.5 million increase in interest income.  Average loan balances increased $37.2 million due to originations and purchases exceeding amortizations, prepayments and sales and from leases and loans acquired in new branch and company acquisitions and openings during the last half of fiscal 2000 and fiscal 2001.  The Company continues to manage yields by changing the types of loans that comprise the portfolio to loans that have a higher yield than single-family real estate loans.    Commercial business loans and agricultural loans comprise 24.25% of the total loan portfolio at June 30, 2001 as compared to 20.86% at June 30, 2000.  In addition, one-to four-family loans comprise 21.48% of the total loan portfolio at June 30, 2001 as compared to 23.23% at June 30, 2000.  The yield on average earning assets increased to 8.44% as compared to 8.25% one year ago.

Interest Expense.  Interest expense increased $5.7 million from $29.6 million for the year ended June 30, 2000 to $35.3 million for the year ended June 30, 2001.  The $55.6 million increase of average interest-bearing liabilities resulted in a $2.2 million increase in interest expense.  The average balance of deposits increased $52.5 million primarily due to deposits acquired in new branch acquisitions and openings during the last half of fiscal 2000 and fiscal 2001.  The average rate paid on deposits increased to 5.10% as compared to 4.65% one year ago.  The average balance of FHLB advances and other borrowings increased $3.1 million during fiscal year 2001.  The average rate paid on FHLB advances and other borrowings increased to 6.16% at June 30, 2001 from 5.62% at June 30, 2000.  See “Financial Condition Data” for further discussion.

Net Interest Income. The Company's net interest income for the year ended June 30, 2001 increased $439,000, or 1.87%, to $24.0 million compared to $23.5 million for the same period ended June 30, 2000.  The increase in net interest income reflects an overall increase in net earning assets offset by a reduction in the net interest spread on average earning assets to 3.16% for the period ended June 30, 2001 from 3.43% for the same period in 2000.  The decrease in the net interest spread is due primarily to a declining rate environment.

Provision for Losses on Loans and Leases. The allowance for possible losses on loans and leases is maintained at a level which is considered by management to be adequate to absorb possible loan losses on existing loans that may become uncollectible, based on an evaluation of the collectability of loans and prior loan loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.  The allowance for possible loan and lease losses is established through a provision for possible loan and lease losses charged to expense.

During the year ended June 30, 2001, the Company recorded a provision for losses on loans of $2.4 million  compared to $5.6 million for the year ended June 30, 2000, a decrease of $3.2 million.  A majority of the decrease is related to reduction of the subprime credit card loan portfolio from $9.6 million for the year ended June 30, 2000 to $6.1 million at June 30, 2001.  See "Asset Quality" for further discussion.

The allowance for loan and lease losses at June 30, 2001 was $6.5 million.  The allowance decreased from the June 30, 2000 balance primarily as a result charge-offs exceeding recoveries by $4.5 million offset by the provision for losses on loans of $2.4 million.  The ratio of allowance for loan and lease losses to nonperforming loans at June 30, 2001 was 110.54% compared to 326.97% at June 30, 2000.  The allowance for loan and lease losses to total loans and leases at June 30, 2001 was 1.13% compared to 1.52% at June 30, 2000.  The Bank's management believes that the June 30, 2001 recorded allowance for loan losses was adequate to provide for potential losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

Noninterest Income.  Noninterest income was $12.1 million for the year ended June 30, 2001 as compared to $15.3 million for the year ended June 30, 2000.

The decrease in credit card fee income of $4.3 million for the year ended June 30, 2001 as compared to the same period in fiscal 2000 is primarily due to a decrease in fees received on unsecured credit cards.  This is a result of the credit card loan portfolio decreasing from $9.6 million at June 30, 2000 to $6.1 million at June 30, 2001.  The fee income represents interchange fees, annual/monthly fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997.  The Company ceased credit card applications in March 1999.  This decreased the level of these fees.  Interest income on credit card loans is included in interest income on loans.

Fees on deposits increased $842,000 due to an increase in volume from deposits acquired in new branch acquisitions/openings during the last half of fiscal 2000 and fiscal 2001.

Insurance and commissions from the sale of financial and insurance products increased $182,000 primarily due to a greater emphasis on the production of non-interest income revenue.

Gain on sale of loans increased $207,000 for the year ended June 30, 2001 as compared to the same period in the prior fiscal year.  This increase was due to increased sales into the secondary market.

Gain on sale of securities decreased $185,000 for the year ended June 30, 2001 as compared to the same period in the prior fiscal year.  This decrease was due to no sales occurring in the current fiscal year.

Noninterest Expense.  Noninterest expense increased $1.1 million from $25.0 million for the year ended June 30, 2000 to $26.1 million for the year ended June 30, 2001.  This increase was primarily from an increase in compensation and employee benefits of $2.2 million, occupancy and equipment of $521,000 and amortization of intangible assets of $113,000 which was partially offset by a decrease in credit card processing expenses of $1.8 million.

The increase in compensation and employee benefits, occupancy and equipment and amortization of intangible assets was primarily related to seven new bank branches opened and two nonbank operations acquired since September 1999.

There was a decrease of $1.8 million in the cost of third party processors of credit cards.  This expense represents costs for collecting loans, and marketing costs for the acquisition of credit cards for the unsecured credit card program.  The decrease in expense is due primarily to a decrease of credit card loans from $9.6 million as of June 30, 2000 to $6.1 million as of June 30, 2001.  The Company began offering credit cards in the second quarter of fiscal 1997 and ceased credit card applications in March 1999.

Income tax expense.  The Company's  income tax expense for both of the years ended June 30, 2001 and June 30, 2000 was $2.9 million, a decrease of $7,000.  This decrease was primarily due to the decrease in the Company’s income before income tax offset by an increase in the Company’s effective tax rate from 35.84% at June 30, 2000 to 38.92% at June 30, 2001 due to changes in permanent tax differences.

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

Interest Expense.  Interest expense increased $4.9 million from $24.7 million for the year ended June 30, 1999 to $29.6 million for the year ended June 30, 2000.  The $96.1 million increase of average interest-bearing liabilities resulted in a $4.1 million increase in interest expense.  The average balance of deposits increased $65.6 million primarily due to deposits acquired in new branch acquisitions and openings during the last half of fiscal 1999 and fiscal 2000.  The average rate paid on deposits remained stable at 4.65% as compared to 4.64% one year ago.  The average balance of FHLB advances and other borrowings increased $30.5 million during fiscal year 2000.  The average rate paid on FHLB advances and other borrowings increased to 5.62% at June 30, 2000 from 5.46% at June 30, 1999.  See “Financial Condition Data” for further discussion.

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

Income tax expense.  The Company's  income tax expense for the year ended June 30, 2000 was $2.9 million compared to $924,000 for the year ended June 30, 1999, an increase of $2.0 million. This increase was primarily due to the increase in the Company’s income before income tax.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, FHLB advances, amortization and prepayments of loan principal (including mortgage–backed securities) and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage–backed securities, and short–term investments.  While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.  Excess balances are invested in overnight funds.

Federal regulations have historically required the Bank to maintain minimum levels of liquid assets.  The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 0% of net withdrawable savings deposits and current borrowings.  Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and corporate securities and other obligations generally having remaining maturities of less than five years.  The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations.  At June 30, 2001, the Bank's regulatory liquidity ratio was 14.3%.

Liquidity management is both a daily and long–term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest–bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest–bearing overnight deposits and other short–term government and agency obligations.  During fiscal 2001, the Bank generated funds internally.  Thus it was able to paydown FHLB advances, which decreased its borrowings with the FHLB by $10.8 million.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At June 30, 2001, the Bank had outstanding commitments to originate or purchase loans of $35.4 million and to sell loans of $28.5 million.  The Bank had no commitments to purchase or sell securities.

Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes.  See “Financial Condition Data” for further analysis.

The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on April 22, 2001 may be acquired through April 30, 2002.  No shares of common stock have been purchased pursuant to this current program.  Pursuant to a series of stock buy back programs initiated  by the Company since 1996, the Company has purchased an aggregate of 1,105,209 shares of common stock through June 30, 2001.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at June 30, 2001, the Bank met all current capital requirements.

The Office of Thrift Supervision ("OTS") has adopted a core capital requirement for savings institutions comparable to the requirement for national banks.  The OTS core capital requirement is 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness.  The Bank had core capital of 5.96% at June 30, 2001.

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

At June 30, 2001 and 2000, securities with a fair value of $84.4 million and $104.2 million, respectively, were pledged as collateral for public deposits and other purposes.  Deposits at June 30, 2001 and 2000 include $37.1 million and $45.2 million, respectively, of deposits from one local governmental entity, the majority of which are demand accounts.

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

Effect of New Accounting Standards

In July, 2001, the Financial Accounting Standards Board (FASB) issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will impact the Company's accounting for its reported goodwill.

Statement 141:
•	Eliminates the pooling method for accounting for business combinations.
•	Requires that intangible assets that meet certain criteria be reported separately from goodwill.
•	Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.
Statement 142:
•	Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.
•	Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.
•	Requires the carrying value of goodwill which exceeds its implied fair value to be recognized as an impairment loss.
Upon adoption of these Statements, the Company is required to:
•	Evaluate its existing intangible assets and goodwill that were acquired in prior business combinations and to make any necessary reclassifications in order to conform to the new criteria.
•	Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.
•	Recognize any remaining negative goodwill as income.

The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by  the  purchase method for which the date of acquisition is July 1, 2001, or later.  The provisions of FASB Statement 142 are required to be implemented by the Company in the first quarter of its 2003 fiscal year, although the Company can implement in the first quarter of its 2002 fiscal year.  The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements, or whether it will adopt the FASB Statement 142 in the first quarter of its 2002 fiscal year, and is uncertain as to the impact.

Asset/Liability and Risk Management

Interest rate risk is the most significant market risk affecting the Company.  Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.  The Bank, like other thrift institutions, is subject to interest rate risk to the extent that its interest–bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest-earning assets. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk.  Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

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

One approach used to quantify interest rate risk is the net portfolio value (“NPV”) analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following table sets forth, at June 30, 2001, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or –300 basis points, measured in 100 basis point increments).

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2001”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

		Estimated Increase (Decrease) in NPV

Change in Interest Rates	Estimated NPV Amount	Amount	Percent

Basis Points	(Dollars in thousands)

+300	$73,184	$(8,368)	(10% )
+200	76,514	(5,038)	(6)
+100	78,957	(2,595)	(3)
—	81,552	—	—
-100	81,098	(454)	(1)
-200	78,133	(3,419)	(4)
-300	76,004	(5,548)	(7)

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

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

The Company 's net income is largely dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

In an attempt to manage its exposure to change in interest rates, management monitors the Company's interest rate risk. Since 1991, management's Asset-Liability Committee has met monthly to review the Company’s interest rate risk position and profitability, and to recommend adjustments for consideration by the Board of Directors. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board 's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the lives of its interest-earning assets. The Company’s recent purchases of mortgage-backed securities and securities available for sale have had either short or medium terms to maturity or adjustable interest rates. At June 30, 2001, the Company had securities available for sale of $31.9 million with contractual maturities of five years or less and adjustable rate mortgage-backed securities of $3.8 million. Mortgage-backed securities amortize and experience prepayments of principal; the Company has received average cash flows from principal paydowns, maturities, sales and calls of securities of $41.0 million annually over the past three fiscal years. The Company also controls interest rate risk reduction by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2001, the Company had $49.9 million of savings accounts, $139.5 million of money market accounts and $88.2 million of NOW and demand accounts, representing 46.2% of total depositor accounts.

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Risk Management” for further discussion.

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

HF FINANCIAL CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/     McGladrey & Pullen, LLP
Sioux Falls, South Dakota
August 13, 2001

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2001 and 2000

(Dollars in Thousands)

ASSETS	2001	2000

Cash and cash equivalents	$84,913	$26,417
Securities available for sale (Notes 3 and 8)	49,969	60,445
Mortgage-backed securities available for sale (Note 3)	43,750	53,001
Loans and leases receivable (Notes 4 and 8)	563,836	542,494
Loans held for sale (Note 4)	7,270	8,257
Accrued interest receivable	5,412	5,346
Office properties and equipment, net of accumulated depreciation (Note 6)	13,756	13,717
Foreclosed real estate and other properties	1,608	1,594
Prepaid expenses and other assets	2,720	2,290
Mortgage servicing rights (Note 5)	2,775	2,171
Deferred income taxes (Note 9)	2,230	4,235
Cost in excess of net assets acquired (Note 2)	5,763	5,030

	$784,002	$724,997

LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

Liabilities
Deposits (Note 7)	$601,207	$545,497
Advances from Federal Home Loan Bank and other borrowings (Note 8)	108,376	113,020
Advances by borrowers for taxes and insurance	7,337	6,543
Accrued interest payable	7,901	6,844
Other liabilities	6,656	6,150

Total liabilities	731,477	678,054

Commitments and Contingencies (Notes 18 and 20)

Stockholders' Equity (Notes 9, 10, 11, 14 and 15)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	-	-
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value, 10,000,000 shares authorized, 4,786,005 and 4,769,314 shares issued at June 30, 2001 and 2000	48	48
Additional paid-in capital	15,378	15,260
Retained earnings, substantially restricted	52,886	49,824
Unearned compensation	-	(113)
Accumulated other comprehensive income (loss)	338	(1,951)
Less cost of treasury stock, 2001 and 2000 1,105,209 shares	(16,125)	(16,125)

	52,525	46,943

	$784,002	$724,997

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2001, 2000 and 1999

(Dollars in Thousands, Except Per Share Data)

	2001	2000	1999

Interest and dividend income:
Loans and leases receivable	$51,166	$46,135	$40,616
Mortgage-backed securities	3,327	3,390	2,664
Investment securities and interest-bearing deposits	4,819	3,606	2,839

	59,312	53,131	46,119

Interest expense:
Deposits	28,420	23,462	20,353
Advances from Federal Home Loan Bank and other borrowings	6,923	6,139	4,305

	35,343	29,601	24,658

Net interest income	23,969	23,530	21,461
Provision for losses on loans and leases	2,432	5,615	12,120

Net interest income after provision for losses on loans and leases	21,537	17,915	9,341

Noninterest income:
Fees on deposits	3,631	2,789	2,185
Credit card fee income	2,709	7,010	12,064
Loan servicing income	1,567	1,381	1,263
Commission and insurance income	1,343	1,161	694
Loan fees and service charges	982	1,131	1,231
Gain on sale of loans, net	842	635	673
Trust income	392	345	251
Appraisal and inspection fees	260	244	363
Gain on sale of securities, net	-	185	1
Other	395	389	324

	12,121	15,270	19,049

	2001	2000	1999

Noninterest expense:
Compensation and employee benefits	$14,543	$12,382	$11,048
Other general and administrative expenses	4,012	4,167	3,588
Occupancy and equipment	3,452	2,931	2,843
Credit card processing expense	2,435	4,190	7,937
Advertising	749	543	567
Amortization of intangible assets	470	357	28
Federal insurance premiums	273	191	268
Losses and provision for losses and expenses on foreclosed real estate and other properties, net	182	215	136

	26,116	24,976	26,415

Income before income taxes	7,542	8,209	1,975
Income tax expense (Note 9)	2,935	2,942	924

Net income	$4,607	$5,267	$1,051

Earnings per share (Note 12):
Basic	$1.25	$1.36	$0.25
Diluted	$1.23	$1.34	$0.24

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 30, 2001, 2000 and 1999

(Dollars in Thousands, Except Per Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, June 30, 1998	$47	$14,863	$46,561	$(340)	$(9)	$(4,521)	$56,601
Comprehensive income:
Net income	-	-	1,051	-	-	-
Net change in unrealized loss on securities available for sale, net of deferred taxes	-	-	-	-	(1,227)	-
Comprehensive income (loss)	-	-	-	-	-	-	(176)
Issuance of restricted stock and exercise of stock options (Note 15)	-	265	-	-	-	-	265
Cash dividends paid ($0.37 per share) on common stock	-	-	(1,511)	-	-	-	(1,511)
Purchase of treasury stock (Note 11)	-	-	-	-	-	(6,735)	(6,735)
Amortization of unearned compensation	-	-	-	114	-	-	114

Balance, June 30, 1999	47	15,128	46,101	(226)	(1,236)	(11,256)	48,558
Comprehensive income:
Net income	-	-	5,267	-	-	-
Net change in unrealized loss on securities available for sale, net of deferred taxes	-	-	-	-	(715)	-
Comprehensive income	-	-	-	-	-	-	4,552
Issuance of restricted stock and exercise of stock options (Note 15)	1	132	-	-	-	-	133
Cash dividends paid ($0.40 per share) on common stock	-	-	(1,544)	-	-	-	(1,544)
Purchase of treasury stock (Note 11)	-	-	-	-	-	(4,869)	(4,869)
Amortization of unearned compensation	-	-	-	113	-	-	113

Balance, June 30, 2000	48	15,260	49,824	(113)	(1,951)	(16,125)	46,943
Comprehensive income:
Net income	-	-	4,607	-	-	-
Net change in unrealized gain (loss) on securities available for sale, net of deferred taxes	-	-	-	-	2,289	-
Comprehensive income	-	-	-	-	-	-	6,896
Issuance of restricted stock and exercise of stock options (Note 15)	-	118	-	-	-	-	118
Cash dividends paid ($0.42 per share) on common stock	-	-	(1,545)	-	-	-	(1,545)
Amortization of unearned compensation	-	-	-	113	-	-	113

Balance, June 30, 2001	$48	$15,378	$52,886	$-	$338	$(16,125)	$52,525

 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2001, 2000 and 1999
(Dollars in Thousands)

	2001	2000	1999

Cash Flows From Operating Activities
Net income	$4,607	$5,267	$1,051
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	2,432	5,615	12,120
Depreciation	1,888	1,652	1,637
Amortization of premiums and discounts on securities available for sale, net	(80)	(25)	(2)
Amortization of intangible assets	470	357	28
Amortization of mortgage servicing rights	272	297	277
Amortization of unearned compensation	113	113	114
Noncash issuance of common stock	100	98	95
(Decrease) in deferred loan fees	(223)	(717)	(441)
Loans originated for resale	(76,395)	(63,790)	(80,007)
Proceeds from the sale of loans	78,224	67,923	80,680
(Gain) on sale of loans, net	(842)	(635)	(673)
Mortgage servicing rights capitalized	(174)	(147)	(204)
Realized (gain) on sale of securities, net	-	(185)	(1)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	27	51	26
Loss on disposal of office properties and equipment, net	15	6	28
Change in other assets and liabilities (Note 19)	1,668	2,560	(3,217)

Net cash provided by operating activities	12,102	18,440	11,511

	2001	2000	1999

Cash Flows From Investing Activities
Loans purchased	$(4,067)	$(23,201)	$(36,489)
Loans and leases originated and held	(206,337)	(230,495)	(202,306)
Principal collected on loans and leases	196,023	189,570	185,360
Sale of participation interests in loans	-	8,650	2,500
Securities available for sale:
Sales and maturities	34,411	18,440	35,088
Purchases	(23,567)	(38,237)	(57,696)
Repayments	12,654	7,894	14,565
Purchase of a commercial bank, net of cash and cash equivalents acquired	-	-	(4,866)
Purchase of bank branches, net of cash and cash equivalents received	2,218	775	-
Purchase of financing lease company, net of cash acquired	(2,857)	-	-
Proceeds from sale of office properties and equipment	18	4	46
Purchase of office properties and equipment	(1,754)	(942)	(1,311)
Purchase of mortgage servicing rights	(702)	(582)	(389)
Proceeds from sale of foreclosed real estate and other properties, net	871	955	548
Purchase of insurance book of business	(150)	(300)	-
Purchase of land for development	-	-	(261)

Net cash provided by (used in) investing activities

	6,761	(67,469)	(65,211)

Cash Flows From Financing Activities
Net increase in deposit accounts	51,591	33,373	21,670
Proceeds of advances from Federal Home Loan Bank and other borrowings	221,174	288,100	89,600
Payments on advances from Federal Home Loan Bank and other borrowings	(232,399)	(256,693)	(59,659)
Increase in advances by borrowers for taxes and insurance	794	373	1,378
Purchase of treasury stock	-	(4,869)	(6,735)
Proceeds from issuance of common stock	18	35	170
Cash dividends paid	(1,545)	(1,544)	(1,511)

Net cash provided by financing activities	39,633	58,775	44,913

	2001	2000	1999

Increase (decrease) in cash and cash equivalents	$58,496	$9,746	$(8,787)

Cash and Cash Equivalents
Beginning	26,417	16,671	25,458

Ending	$84,913	$26,417	$16,671

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$34,286	$28,627	$24,686
Cash payments for income and franchise taxes, net	2,293	587	3,966

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of land for development financed by contract for deed	$-	$-	$1,037
Foreclosed real estate and other properties acquired in settlement of loans	1,097	902	702
Loans made in connection with the sale of foreclosed real estate and other properties	-	28	108
Change in unrealized gain (loss) on securities available for sale	3,691	(1,273)	(1,861)
Deferred income taxes related to change in unrealized gain (loss) on securities available for sale	(1,402)	558	634

Acquisitions, net of cash and cash equivalents acquired (received), allocated to:
Assets
Securities	$-	$-	$12,542
Loans and leases receivable	10,082	452	29,204
Accrued interest receivable	7	-	507
Foreclosed real estate and other properties	-	-	268
Office properties and equipment	206	29	491
Prepaid expenses and other assets	27	-	-
Deferred income taxes	42	-	-
Cost in excess of net assets acquired	1,053	142	4,973
Liabilities assumed
Deposits	(4,119)	(1,394)	(42,636)
Accrued interest payable	-	(4)	(416)
Notes payable and other borrowings	(6,581)	-	-
Other liabilities	(78)	-	(67)

Net cash paid (received) on acquisitions	$639	$(775)	$4,866

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)

Note 1.              Summary of Significant Accounting Policies

The accounting and reporting policies of HF Financial Corp. (the Company) and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the industry.  The following is a description of the more significant of those policies that the Company follows in preparing and presenting its consolidated financial statements.

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of the Company, the Company's wholly-owned subsidiaries, HomeFirst Mortgage Corp., HF Card Services, LLC (HF Card) and Home Federal Savings Bank (the Bank), and the Bank's wholly-owned subsidiaries, Hometown Insurors, Inc., Mid-America Service Corporation and PMD, Inc. At June 30, 2001, the financial statements also include the accounts of Mid America Capital Services, Inc., a wholly owned subsidiary of HomeFirst Mortgage Corp. Effective July 1, 2001, Home Federal Savings Bank began operating under the name Home Federal Bank.  All intercompany balances and transactions have been eliminated in consolidation.

Basis of financial statement presentation:  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the year.  Actual results could differ significantly from those estimates.  A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan and lease losses.

Management believes that the allowance for loan and lease losses is adequate.  While management uses available information to recognize possible losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Cash and cash equivalents:  For purposes of reporting the statements of cash flows, the Company includes as cash equivalents all cash accounts, which are not subject to withdrawal restrictions or penalties and time deposits with original maturities of 90 days or less.  The Company had $60,000 of cash equivalents at June 30, 2001 and $5,000 at June 30, 2000.

Trust assets:  Assets of the trust department, other than trust cash on deposit at the Bank, are not included in these financial statements because they are not assets of the Bank.

Securities:  Management determines the appropriate classification of securities at the date individual securities are acquired and evaluates the appropriateness of such classifications at each statement of financial condition date.  Securities available for sale are those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity and all equity securities.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.  Securities available for sale are carried at fair value and unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect.

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

Loans and leases receivable:  Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees, costs and discounts.

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

The Company’s leases receivable are classified as direct finance leases. Under the direct financing method of accounting for leases, the total net payments receivable under the lease contracts and the estimated unguaranteed residual value of the leased equipment, net of unearned income, are recorded as a net investment in direct financing leases and the unearned income is recognized each month on a basis which approximates the interest method. Accrual of interest income is suspended when collection is doubtful.

The Company includes all loans and leases considered impaired in its evaluation of the adequacy of the allowance for loan and lease losses.  A loan or lease is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan or lease agreement.  Impaired loans and leases are measured based on the present value of expected future cash flows discounted at the effective interest rate or, as a practical expedient, at the observable market price or the fair value of the collateral if the loan or lease is collateral dependent.  The amount of impaired loans and leases was not significant at June 30, 2001 and 2000.

The allowance for loan and lease losses is increased by provisions charged to income and reduced by charge-offs, net of recoveries.  Management's periodic evaluation of the adequacy of the allowance for loan and lease losses is based on the Company’s past loan and lease loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Loan origination fees and related discounts:  Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for prepayments.

Credit card fees include monthly, late, over limit, returned check, cash advance, and other miscellaneous fees.  These fees are assessed according to agreements with customers.  Accrued credit card fees on charged-off accounts are deducted from credit card fee income.

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

Cost in excess of net assets acquired (intangibles):  Intangibles are the difference between purchase prices and the amounts assigned to the assets of businesses acquired and accounted for under the purchase method of accounting. Management reassesses the carrying value and remaining life of intangibles of businesses acquired on an ongoing basis. Whenever events indicate that the carrying values are impaired, the excess cost over fair value of those assets is adjusted appropriately. As of June 30, 2001, management believes there is no impairment with respects to these assets.

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

Land held for development is carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or fair value less cost to sell.  Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  The carrying amount of land held for development was $1,298 at June 30, 2001 and 2000.

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

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share (EPS):  Basic EPS represents income available to common stockholders divided by the weighted-average number of common shares outstanding during period.  Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Segment reporting: Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Information regarding the Company’s operating segments is contained in Note 16.

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

Loans:  Approximately 50% of loans at both June 30, 2001 and 2000 are variable-rate loans that reprice frequently and have no significant change in credit risk.  Fair values on these loans are based on carrying values.  The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality or from quoted market prices of similar loans sold, adjusted for differences in loan characteristics.

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

Stock-based compensation:  The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25.

Recent accounting pronouncements:  In July, 2001, the Financial Accounting Standards Board (FASB) issued two statements – Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will impact the Company’s accounting for its reported goodwill.

Statement 141:

•	Eliminates the pooling method for accounting for business combinations.

•	Requires that intangible assets that meet certain criteria be reported separately from goodwill.

•	Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:

•	Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

•	Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

•	Requires the carrying value of goodwill which exceeds its implied fair value to be recognized as an impairment loss.

Upon adoption of these Statements, the Company is required to:

•	Evaluate its existing intangible assets and goodwill that were acquired in prior business combinations and to make any necessary reclassifications in order to conform to the new criteria.

•	Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

•	Recognize any remaining negative goodwill as income.

The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The provisions of FASB Statement 142 are required to be implemented by the Company in the first quarter of its 2003 fiscal year, although the Company can implement in the first quarter of its 2002 fiscal year. The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements, or whether it will adopt the FASB Statement 142 in the first quarter of its 2002 fiscal year, and is uncertain as to the impact.

Note 2.              Acquisitions

During the year ended June 30, 2001, HomeFirst Mortgage Corp. purchased 100% of the outstanding capital stock of Mid America Capital Services, Inc., a finance leasing company, for net cash consideration of $2,857. Intangibles of $723 were recorded and are being amortized into expense by the straight-line method over 10 years. In May 1999, the Bank acquired 100% of the outstanding capital stock of a local commercial bank for net cash consideration of $4,866, resulting in intangibles of $4,973, which are being amortized to expense by the straight-line method over 15 years. Both of these acquisitions were accounted for under the purchase method of accounting.

Results of operations of the acquired entities since the dates of acquisition are included in the consolidated financial statements. Unaudited pro forma consolidated results of operations for the two years ended June 30, 2001 as though the entities had been acquired as of the beginning of the fiscal year prior to the acquisition follows (in thousands, except per share data):

	Years Ended June 30,

	2001	2000

Interest and dividend income	$59,382	$54,395
Net income	4,551	5,071
Earnings per share:
Basic	$1.24	$1.31
Diluted	1.22	1.29

The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of the fiscal year prior to the respective acquisition, or of those results which may be obtained in the future. The unaudited pro forma combined summary of operations includes the effects of additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding since the beginning of the periods presented.  In addition, the summary of operations includes amortization of the cost in excess of net assets of companies acquired in connection with the acquisitions as if they had been acquired as of the beginning of the periods presented.

During the years ended June 30, 2001 and 2000, several smaller acquisitions were also made. During the year ended June 30, 2001, the Bank acquired the assets and liabilities of a branch of a local commercial bank and received cash consideration of $2,218, as the liabilities assumed exceeded the assets acquired. Intangibles of $330 were recorded and are being amortized to expense by the straight-line method over 15 years. In 2000, the Bank acquired the assets and liabilities of a branch of another local commercial bank, and received cash consideration of $775. Also in 2000, Hometown Insurors, Inc. paid $300 to acquire the customer base of a local insurance agency, and an additional $150 was paid during 2001 under contingency provisions of the purchase agreement. These acquisitions were treated as purchases for accounting purposes, and the results of operations of the acquired entities since the dates of acquisition are included in the consolidated financial statements.

Note 3.              Investments in Securities

The amortized cost and fair values of investments in securities at June 30, 2001, all of which are classified as available for sale according to management's intent, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
U.S. government agencies and corporations	$18,236	$98	$(44)	$18,290
Federal Home Loan Bank	21,708	167	(3)	21,872
Municipal bonds	3,400	58	(1)	3,457

	43,344	323	(48)	43,619

Equity securities:
Stock in Federal Home Loan Bank of Des Moines	6,332	-	-	6,332
FNMA common stock	8	-	-	8
Federal Agricultural Mortgage common stock	7	3	-	10

	6,347	3	-	6,350

Mortgage-backed securities:
GNMA	26,485	391	(191)	26,685
REMIC	3,367	-	(42)	3,325
FHLMC	9,545	113	(42)	9,616
FNMA	3,328	34	-	3,362
Other triple A rated mortgage-backed securities	758	4	-	762

	43,483	542	(275)	43,750

	$93,174	$868	$(323)	$93,719

The amortized cost and fair values of debt securities as of June 30, 2001, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

Due in one year or less	$5,637	$5,640
Due after one year through five years	26,310	26,600
Due after five years through ten years	11,177	11,136
Due after ten years	220	243

	43,344	43,619
Mortgage-backed securities	43,483	43,750

	$86,827	$87,369

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.  The Bank, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank.  No ready market exists for the stock, and it has no quoted market value.  For disclosure purposes, such stock is assumed to have a fair value which is equal to cost.

The components of other comprehensive income (loss) - net change in unrealized gain (loss) on securities available for sale are as follows:

	Years Ended June 30,

	2001	2000	1999

Unrealized holding gain (loss) arising during the year	$3,691	$(1,088)	$(1,860)
Less reclassification adjustment for net gains realized in net income	-	(185)	(1)

Net change in unrealized gain (loss) before income taxes	3,691	(1,273)	(1,861)
Income (taxes) benefit	(1,402)	558	634

Other comprehensive income - net change in unrealized gain (loss) on securities	$2,289	$(715)	$(1,227)

There were no sales of securities in 2001, and accordingly, no realized gains or losses.  Proceeds from the sale of securities during 2000 and 1999 were $5,386 and $4,678, respectively, and resulted in gross gains of $201 and $76, respectively, and gross losses of $(16) and $(75), respectively.

At June 30, 2001 and 2000, securities with a fair value of $84,397 and $104,245, respectively, were pledged as collateral for public deposits and other purposes.

The amortized cost and fair values of investments in securities at June 30, 2000, all of which are classified as available for sale according to management's intent, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
U.S. government agencies and corporations	$23,961	$-	$(792)	$23,169
Federal Home Loan Bank	28,728	-	(652)	28,076
Municipal bonds	3,086	19	(47)	3,058

	55,775	19	(1,491)	54,303

Equity securities:
Stock in Federal Home Loan
Bank of Des Moines	6,130	-	-	6,130
FNMA common stock	8	-	-	8
Federal Agricultural Mortgage common stock	7	-	(3)	4

	6,145	-	(3)	6,142

Mortgage-backed securities:
GNMA	33,051	1	(960)	32,092
REMIC	3,642	-	(277)	3,365
FHLMC	10,284	7	(240)	10,051
Resolution Trust Corporation	396	-	(2)	394
FNMA	5,214	-	(148)	5,066
Other triple A rated mortgage-backed securities	2,085	-	(52)	2,033

	54,672	8	(1,679)	53,001

	$116,592	$27	$(3,173)	$113,446

Note 4.              Loans and Leases Receivable

Loans and leases receivable at June 30, 2001 and 2000 consist of the following:

	2001	2000

Loans secured by real estate:
Residential:
One-to-four family	$117,681	$125,757
Multi-family	44,378	44,793
Commercial	73,720	68,556
Agriculture	12,753	11,669
Construction and development	28,419	35,511
Consumer and other:
Automobile	78,082	81,092
Commercial business	97,362	87,137
Equipment financing leases	10,509	-
Junior liens on mortgages	61,397	56,243
Agriculture	20,370	21,597
Credit card	6,088	9,592
Mobile home	3,920	5,676
Education	6,831	7,146
Loans on savings accounts	1,917	2,360
Other loans	10,939	11,570

	574,366	568,699
Less:
Undisbursed portion of loans in process	3,853	17,374
Deferred loan fees and unearned discounts and premiums, net	133	356
Allowance for loan and lease losses	6,544	8,475

	$563,836	$542,494

Loans held for sale totaling $7,270 and $8,257 at June 30, 2001 and 2000, respectively, consist of one-to-four family fixed-rate loans.

Activity in the allowance for loan and lease losses is summarized as follows for the years ended June 30:

	2001	2000	1999

Balance, beginning	$8,475	$11,991	$7,199
Provision charged to income	2,432	5,615	12,120
Allowance related to assets acquired, net	97	-	464
Charge-offs	(5,101)	(10,547)	(8,716)
Recoveries	641	1,416	924

Balance, ending	$6,544	$8,475	$11,991

Nonaccrual loans for which interest has been reduced totaled approximately $5,310, $2,078 and $1,045 at June 30, 2001, 2000 and 1999, respectively.  Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended June 30 are summarized below:

	2001	2000	1999

Interest income that would have been recorded	$1,669	$667	$288
Interest income recognized	(1,287)	(499)	(108)

Interest income foregone	$382	$168	$180

Note 5.              Loan Servicing

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of mortgage loans serviced for others was $493,657 and $460,786 at June 30, 2001 and 2000, respectively.

Custodial balances maintained in connection with the foregoing loan servicing, and included in deposits and advances by borrowers for taxes and insurance, were approximately $1,946 and $1,397 at June 30, 2001 and 2000, respectively.

The carrying values of mortgage servicing rights were $2,775 and $2,171 at June 30, 2001 and 2000, respectively.  The fair values of these rights were $5,346 and $5,064 at June 30, 2001 and 2000, respectively.  The fair values of the mortgage servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 15% for both periods.  The Company recognized expense for amortization of the cost of mortgage servicing rights in the amount of $272 and $297 for the years ended June 30, 2001 and 2000, respectively.

No valuation allowances were provided for mortgage servicing rights capitalized during the years ended June 30, 2001 and 2000.

Note 6.             Office Properties and Equipment

Office properties and equipment at June 30, 2001 and 2000 consist of the following:

	2001	2000

Land	$1,959	$1,938
Buildings and improvements	16,051	15,836
Leasehold improvements	947	672
Furniture, fixtures, equipment and automobile	10,742	9,651

	29,699	28,097
Less accumulated depreciation and amortization	(15,943)	(14,380)

	$13,756	$13,717

In addition, the Bank leases several branch facilities under operating lease agreements which require minimum rentals totaling $1,126 through the year ending June 30, 2006.

Note 7.              Deposits

Deposits at June 30, 2001 and 2000 consist of the following:

	2001	2000

Noninterest bearing accounts	$55,003	$46,255
NOW accounts	33,165	31,838
Money market accounts	139,467	113,334
Savings accounts	49,852	54,492
Certificates of deposit	323,720	299,578

	$601,207	$545,497

Scheduled maturities of certificates of deposit are as follows:

Maturing in fiscal year:

2002	$228,616
2003	64,496
2004	14,788
2005	12,905
2006	2,785
Thereafter	130

$323,720

Eligible savings accounts are insured up to $100 by the Savings Association Insurance Fund (SAIF) under management of the Federal Deposit Insurance Corporation (FDIC).  The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $64,391 and $69,428 at June 30, 2001 and 2000, respectively.  Deposits at June 30, 2001 and 2000 include $37,079 and $45,213, respectively, of deposits from one local governmental entity, the majority of which are demand accounts.

Note 8.              Advances From Federal Home Loan Bank and Other Borrowings

Advances from the Federal Home Loan Bank of Des Moines at June 30, 2001 and 2000 are summarized as follows:

	2001	2000

Fixed-rate advances (with rates ranging from 4.5% to 6.6%)	$100,714	$107,928
Variable-rate advance (with a rate of 7.5%)	-	3,600

	$100,714	$111,528

Aggregate maturities of advances, computed based on call date, are as follows:  2002 $50,280; 2003 $14,936; 2004 $13,462; 2005 $11,090; 2006 $1,070; and thereafter $9,876.  Prepayment of the callable advances results in a prepayment fee as negotiated between the Bank and the Federal Home Loan Bank.

Advances are secured by stock in the Federal Home Loan Bank of Des Moines, one-to-four family first mortgage loans with balances exceeding 135% of the amount of the related advances and multi-family first mortgage loans with balances exceeding 160% of the amount of the related advances.

The Bank has a $15,000 letter of credit from the Federal Home Loan Bank of Des Moines, on which nothing was drawn at June 30, 2001 and expired on July 12, 2001.

Other borrowings consist of the following at  June 30, 2001 and 2000:

In August 2000, the Company entered into a $3,000 revolving note agreement with an unrelated bank, all of which was outstanding at June 30, 2001. The note is secured by substantially all assets of the Company, bears interest at a variable rate (5.63% at June 30, 2001), and is due August 13, 2001.

Mid America Capital Services, Inc. has a $4,000 line of credit with an unrelated bank, of which $3,000 was outstanding at June 30, 2001. The note bears interest at the prime rate plus 0.5% (7.25% at June 30, 2001), is secured by substantially all assets of the Company, and is due September 22, 2001.

Mid America Capital Services, Inc. also has notes outstanding totaling $740 at June 30, 2001, to its former stockholders. These notes are unsecured, due on demand, and pay interest at the prime rate (6.75% at June 30, 2001).

During fiscal year 1994, the South Dakota Housing Development Authority loaned $600 to the Bank at 0% interest rate per annum to be used by the Bank to originate $600 in qualified home improvement loans.  The note had a balance of $524 at June 30, 2000, and was paid off during the year ended June 30, 2001.

The Company has a contract for deed which requires monthly payments of $9, plus interest at 7.0%, to October 2013.  The contract for deed, which is secured by land held for development with a carrying value of $1,298, had a balance of $922 and $968 at June 30, 2001 and 2000, respectively.  Aggregate maturities of the contract for deed are as follows:  2002 $48; 2003 $53;  2004 $56; 2005 $60; 2006 $65; and thereafter $640.

Note 9.              Income Tax Matters

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis.  The Bank is allowed bad debt deductions based on actual charge-offs.

The consolidated provision for income taxes consists of the following for the years ended June 30:

	2001	2000	1999

Current:
Federal	$1,918	$1,332	$1,596
State	372	193	590
Deferred expense (benefit)	645	1,417	(1,262)

	$2,935	$2,942	$924

Income tax expense is different from that calculated at the statutory federal income tax rate.  The reasons for this difference in the tax expense are as follows:

	2001	2000	1999

Computed "expected" tax expense	$2,640	$2,873	$691
Increase (decrease) in income taxes resulting from:
Tax exempt interest income	(99)	(82)	(64)
State taxes, net of federal benefit	221	231	384
Benefit of income taxed at lower rates	(73)	(82)	(20)
Amortization of intangible assets	116	126	10
Change in valuation allowance	-	(195)	-
Other, net	130	71	(77)

	$2,935	$2,942	$924

The components of the net deferred tax asset as of June 30, 2001 and 2000 are as follows:

	2001	2000

Deferred tax assets:
Allowance for loan and leases losses	$2,183	$2,840
Deferred loan fees	105	143
Discounts on loans from acquired associations	58	74
Accrued expenses	196	233
Net unrealized loss on securities available for sale	-	1,195
Other	206	154

	2,748	4,639
Less valuation allowance	(44)	(44)

	2,704	4,595

Deferred tax liabilities:
Net unrealized gain on securities available for sale	207	-
FHLB stock dividends	148	148
Office properties and equipment	-	129
Other	119	83

	474	360

	$2,230	$4,235

Retained earnings at June 30, 2001 and 2000, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634 at June 30, 2001 and 2000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined).  Management believes, as of June 30, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2001, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as "adequately capitalized" under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table summarizes the Bank's compliance with its regulatory capital requirements at June 30, 2001 and 2000:

	Actual		Minimum Capital Requirement		To Be Adequately Capitalized Under Prompt Corrective Action Provisions

	Amount	Percent	Amount	Percent	Amount	Percent

As of June 30, 2001:
Tier I (core) capital (to adjusted total assets)	$45,891	5.96%	$30,784	4.00%	$30,784	4.00%
Total risk-based capital (to risk-weighted assets)	52,319	9.93	42,156	8.00	42,156	8.00
Tangible capital (to tangible assets)	45,891	5.96	11,544	1.50	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	45,891	8.71	N/A	N/A	21,078	4.00
As of June 30, 2000:
Tier I (core) capital (to adjusted total assets)	$41,989	5.83%	$21,594	3.00%	$28,792	4.00%
Total risk-based capital (to risk-weighted assets)	48,378	9.50	40,723	8.00	40,723	8.00
Tangible capital (to tangible assets)	41,989	5.83	10,797	1.50	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	41,989	8.25	N/A	N/A	20,362	4.00

Note 11.            Stockholders' Equity

The Company has continued a stock buy back program in which up to 10% of the common stock of the Company may be acquired in each series of buy-backs.  The current program is in effect through April 30, 2002.  Since inception of the program through June 30, 2001, a total of 1,105,209 shares of common stock have been purchased.  No shares of common stock were purchased pursuant to this program during the year ended June 30, 2001.

The Company has authorized 50,000 shares of Preferred Stock, designated as "Series A Junior Participating Preferred Stock" with a stated value of $1.00 per share.  Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends.  Such shares have voting rights of 100 votes per share and a preference in liquidation.  The shares are not redeemable after issuance.

The Company also has preferred share purchase rights (Rights). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $65 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement.  The Rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares.  The Rights expire on October 22, 2006, which date may be extended subject to certain additional conditions.

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992 who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank's regulatory capital requirements.  As a "Tier 1" institution (an institution with capital in excess of its capital requirements, both immediately before the proposed capital distribution and after giving effect to such distribution), the Bank may make capital distributions without the prior consent of the OTS in any calendar year.  Capital distributions are limited to the greater of 100% of net income for the year to date plus 50% of the amount by which the lesser of the institution's tangible, core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period.  On August 10, 2001, the Bank sent written notification to the OTS of its intention to pay up to 75% of the Bank's net income for each quarter in the year ending June 30, 2002, to the Company.

Note 12.            Earnings Per Share

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the fiscal years ended June 30, 2001, 2000 and 1999 follow.

	Net Income	Shares	Per ShareAmount

2001:
Basic EPS	$4,607	3,680,796	$1.25
Effect of dilutive securities:
Exercise of stock options	-	56,817	(0.02)

Diluted EPS	$4,607	3,737,613	$1.23

2000:
Basic EPS	$5,267	3,861,633	$1.36
Effect of dilutive securities:
Exercise of stock options	-	57,986	(0.02)

Diluted EPS	$5,267	3,919,619	$1.34

1999:
Basic EPS	$1,051	4,197,485	$0.25
Effect of dilutive securities:
Exercise of stock options	-	98,381	(0.01)

Diluted EPS	$1,051	4,295,866	$0.24

Options outstanding of approximately 142,000 and 128,000 shares of common stock at weighted average share prices of $14.46 and $15.54 during the years ended June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those instruments exceeded the average market prices of the common shares during the years.  There were no options excluded from the computation of diluted earnings per share for the year ended June 30, 1999.

Note 13.            Defined Benefit Plan

The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of twenty-one and have completed one year of service.  The benefits are based on 6% of each eligible participant’s annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year Treasury Bill rates.  The Company's funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time.  One hundred percent vesting occurs after five years, and retirement at age 65.

Information relative to the Company's defined benefit plan is presented below:

	2001	2000

Changes in benefit obligations:
Benefit obligations, beginning	$2,792	$2,142
Service cost	480	344
Interest cost	202	166
Benefits paid	(547)	(195)
Actuarial loss	276	335

Benefit obligations, ending	$3,203	$2,792

Changes in plan assets:
Fair value of plan assets, beginning	$2,947	$2,431
Actual return on plan assets	(264)	400
Company contributions	275	311
Benefits paid	(547)	(195)

Fair value of plan assets, ending	$2,411	$2,947

Funded status at end of year:
Plan assets in excess (deficient) of obligations	$(792)	$155
Unrecognized losses	1,193	429
Unrecognized prior service cost (benefit)	(136)	(183)
Unrecognized transition obligation	58	70

Prepaid asset at end of year	$323	$471

The components of pension cost for the years ended June 30 consist of the following:

	2001	2000	1999

Service cost	$480	$344	$310
Interest cost	202	166	137
Net asset gain	-	-	234
Expected return on plan assets	(240)	(198)	(161)
Amortization of prior losses	12	29	31
Amortization of prior service cost	(46)	(46)	(49)
Recognized net actuarial losses	-	(70)	(164)
Amortization of transition obligation	12	12	12

Total costs recognized in expense	$420	$237	$350

The weighted-average post-retirement and pre-retirement discount rates used in determining the actuarial present value of the benefit obligations were 6.23% and 7.50% for fiscal year 2001 and 6.0% and 6.0% for fiscal year 2000, respectively.  The rate of increase in future compensation levels used to determine the actuarial present value of the benefit obligations was 5.5% for both fiscal years 2001 and 2000.  The expected long-term rate of return on plan assets was 8.0% for both fiscal years 2001 and 2000.

Note 14.            Employee Stock Ownership Plan

The Company has an employee stock ownership plan (ESOP) covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they worked at least 1,000 hours.  The ESOP includes an employee savings plan feature which provides for voluntary contributions by eligible employees on a tax-deferred basis with no matching contribution by the Company.  All shares owned by the ESOP are included in earnings per share computations, with shares being allocated to eligible employees as the corresponding ESOP debt is repaid.  At June 30, 2001, the ESOP holds 257,530 shares, all of which have been allocated to eligible employees.  Annual contributions are limited to the maximum tax-deductible amount and amounts necessary to ensure continued compliance with the Bank's regulatory capital requirements.  During 1994, the Company made payments to the ESOP trust in the amount of $906 to enable the trust to pay off the ESOP debt.  The Company recorded a receivable equal to the amounts paid which was reflected as a deduction from stockholders' equity (unearned compensation) in the accompanying consolidated statements of financial condition.  The receivable was reduced as the Bank made contributions to the Plan, which in turn were used to repay the Company with corresponding compensation expense recorded.

For financial statement purposes, expense for the ESOP is determined on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred.  The compensation cost charged to expense was $113, $113 and $114 for 2001, 2000 and 1999, respectively.

The Company elected not to adopt the accounting treatment for the ESOP shares provided by AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans", as all ESOP shares were held by the ESOP as of December 31, 1992 and are allowed to be accounted for under previously existing accounting standards.

During 2001, the final payment for the ESOP was made. Effective July 1, 2001, the ESOP was amended and restated, and renamed the HF Financial Corp. Retirement Savings Plan. The amended plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to Code Section 401(K) and regulations issued thereunder. Participation and eligibility requirements are similar to the previous plan. The amended plan continues to allow voluntary contributions by eligible employees, and also allows discretionary contributions by the Company, as determined annually by the Board of Directors.

Note 15.            Stock-Based Compensation Plans

The Company has stock-based compensation plans which are described below.  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans.  Accordingly, no compensation cost has been recognized for grants under the fixed stock option plans.  Had compensation cost for the Company's stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

	2001	2000	1999

Net income:
As reported	$4,607	$5,267	$1,051
Pro forma	4,468	5,146	956

Basic earnings per share:
As reported	1.25	1.36	0.25
Pro forma	1.21	1.33	0.23

Diluted earnings per share:
As reported	1.23	1.34	0.24
Pro forma	1.20	1.31	0.22

Under the Company's stock option and incentive plan (Option Plan), stock options of 828,000 common shares, of which 10,000 shares are restricted under a stock pool (see below), may be granted to directors and employees of the Bank.  Options granted under the Option Plan may be either options that qualify as Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or options that do not qualify.  The Option Plan also provides for the award of stock appreciation rights, limited stock appreciation rights and restricted stock.

At June 30, 2001, 600,926 shares of common stock were reserved for issuance under the Option Plan.  The options granted under the Option Plan expire ten years from the date of grant.

During fiscal year 2001, the Company created a pool of 10,000 restricted shares (Pool). Awards from the Pool are at the discretion of the Chairman of the Board of Directors on a spot basis to employees. The restricted shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment.  Key provisions of the Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; all nonvested shares are forfeited upon termination. During 2001, no shares were issued from the Pool.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. No options were granted during fiscal year 2000.  The following weighted average assumptions were used for grants in fiscal years 2001 and 1999, respectively:  a dividend rate as a percentage of stock price of 3.02% and 2.69%; price volatility of 26.00% and 28.00%; risk-free interest rates of 5.10% and 5.09% and expected lives of seven years for both years.

A summary of the status of the plan and changes during the years ended June 30 are as follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	262,047	$10.66	279,972	$10.72	253,516	$9.48
Granted	96,655	9.38	-	-	84,723	15.38
Forfeited	(10,589)	13.52	(11,495)	15.09	(36,957)	14.43
Exercised	(5,442)	3.33	(6,430)	5.52	(21,310)	7.98

Outstanding at end of year	342,671	$10.33	262,047	$10.66	279,972	$10.72

Options for 232,005, 193,780 and 174,373 shares were exercisable at June 30, 2001, 2000 and 1999, respectively.  The weighted average fair value of options granted was $2.88 and $4.00 for the fiscal years ended June 30, 2001 and 1999, respectively.

Fixed options outstanding at June 30, 2001 are summarized as follows:

Options Outstanding		Options Exercisable

		Remaining
Number	Number	Contractual	Exercise
Outstanding	Exercisable	Life	Price

53,499	53,499	2 years	$3.33
10,191	10,191	2 years	5.04
4,773	4,773	3 years	7.33
23,556	23,556	4 years	8.17
10,191	10,191	3 years	8.75
94,093	18,810	10 years	9.38
420	420	5 years	9.92
29,147	29,147	6 years	10.21
336	336	5 years	11.17
10,770	8,616	6 years	13.00
60,343	36,196	8 years	15.38
45,352	36,270	7 years	16.25

342,671	232,005

The Company has a Director Restricted Stock Plan (Plan) which provides that awards of restricted shares of the Company's common stock be made to outside directors of the Company.  The Plan is designed to allow for payment of the annual retainer fee in shares of the Company's common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index.  Each outside director is entitled to all voting, dividend and distribution rights during the restriction period.  The effective date of the Plan was July 1, 1997.  The Plan has 75,000 shares allocated to it and is in effect for a period of ten years.  During fiscal years 2001 and 2000, 11,249 and 7,252 shares were awarded and $100 and $98 of expense was incurred under the Plan as the annual retainer for the Company's Board of Directors for the years ending June 30, 2001 and 2000, respectively.  On July 31, 2001, 7,560 shares were awarded under the Plan as the annual retainer for the year ended June 30, 2002.

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

		Credit
2001	Banking	Card	Other	Total

Net interest income	$22,673	$185	$1,111	$23,969
Provision for losses on loans and leases	(1,347)	(950)	(135)	(2,432)
Noninterest income	8,048	2,698	1,375	12,121
Noninterest expense	(21,433)	(2,608)	(2,075)	(26,116)

Income (loss) before income taxes	$7,941	$(675)	$276	$7,542

Total assets	$769,172	$5,398	$9,432	$784,002

		Credit
2000	Banking	Card	Other	Total

Net interest income	$22,497	$461	$572	$23,530
Provision for losses on loans	(1,682)	(3,933)	-	(5,615)
Noninterest income	7,187	6,979	1,104	15,270
Noninterest expense	(19,172)	(4,501)	(1,303)	(24,976)

Income (loss) before income taxes	$8,830	$(994)	$373	$8,209

Total assets	$715,645	$7,224	$2,128	$724,997

		Credit
1999	Banking	Card	Other	Total

Net interest income	$19,821	$1,264	$376	$21,461
Provision for losses on loans	(1,300)	(10,820)	-	(12,120)
Noninterest income	5,981	12,046	994	19,021
Noninterest expense	(16,661)	(8,375)	(1,351)	(26,387)

Income (loss) before income taxes	$7,841	$(5,885)	$19	$1,975

Total assets	$645,658	$13,103	$(139)	$658,622

Note 17.            Financial Instruments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the consolidated statements of financial condition.  The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

Estimated fair values of the Company's financial instruments are as follows:

	2001		2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and cash equivalents	$84,913	$84,913	$26,417	$26,417
Securities	93,719	93,719	113,446	113,446
Loans	560,713	561,965	550,751	544,614
Accrued interest receivable	5,412	5,412	5,346	5,346
Mortgage servicing rights	2,775	5,346	2,171	5,064

Financial Liabilities
Deposits	601,207	606,322	545,497	543,774
Borrowed funds	108,376	109,376	113,020	108,176
Accrued interest payable and advances by borrowers for taxes and insurance	15,238	15,238	13,387	13,387

Note 18.            Commitments, Contingencies and Credit Risk

The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States.  The Bank has primarily unsecured credit card loans which were issued through third parties nationwide to a target customer market consisting of sub-prime credit customers who have either an insufficient credit history or a negative credit history.  The Bank issued no new credit cards in fiscal years 2001 and  2000.  Collateral for substantially all noncredit card consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset.  At June 30, 2001 and 2000, the Bank has approximately $99 and $143 of loans sold with recourse to the Federal National Mortgage Association (FNMA).  The collateral securing these loans are one-to-four family mortgage loans, which are seasoned.  Unused lines of credit amounted to $58,880 and $59,421 at June 30, 2001 and 2000, respectively.  Unused letters of credit amounted to $1,213 and $1,410 at June 30, 2001 and 2000, respectively.  The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.

The Bank had outstanding commitments to originate or purchase loans of $35,449 and to sell loans of approximately $28,475 at June 30, 2001.  The portion of commitments to originate or purchase fixed rate loans totaled $29,785 with a range in interest rates of 5.0% to 8.8%.  No losses are expected to be sustained in the fulfillment of any of these commitments.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

Note 19.            Cash Flow Information

Changes in other assets and liabilities for the years ended June 30, 2001, 2000 and 1999 consist of:

	2001	2000	1999

(Increase) decrease in accrued interest receivable	$(59)	$(515)	$14
(Increase) decrease in prepaid expenses and other assets	(403)	219	(510)
Deferred income taxes (credits)	645	1,417	(1,262)
Increase (decrease) in accrued interest payable and other liabilities	1,485	1,439	(1,459)

	$1,668	$2,560	$(3,217)

Note 20.            Subsequent Event

At June 30, 2001, the Company was in negotiation with its insurance carrier regarding a possible recovery of prior losses, due to inappropriate actions by a former employee. At June 30, 2001, no settlement had been reached, and, accordingly, the amount of the settlement has not been recognized in the accompanying financial statements. In August 2001, the Company received $700 in full settlement of the claim, which will be recognized in income in fiscal year ending June 30, 2002.

Note 21.            Financial Information of HF Financial Corp. (Parent Only)

The Company's condensed balance sheets as of June 30, 2001 and 2000 and related condensed statements of income and cash flows for each of the years in the three year period ended June 30, 2001 are as follows:

CONDENSED BALANCE SHEETS

	2001	2000

Assets
Cash, all with Home Federal Savings Bank	$610	$1,290
Note receivable, HF Card Services, L.L.C.	7,362	6,699
Investments, marketable securities	383	378
Investments in subsidiaries	46,784	38,279
Land held for development	1,298	1,298
Other	140	144

	$56,577	$48,088

Liabilities
Other borrowings	$3,922	$968
Other liabilities	130	177
Stockholders' equity	52,525	46,943

	$56,577	$48,088

CONDENSED STATEMENTS OF INCOME

	2001	2000	1999

Interest income	$751	$649	$435
Equity in earnings (loss) of subsidiaries	4,324	4,717	(639)
Other income	18	52	31
Expenses	(574)	(328)	(447)
Income tax benefit	88	177	1,671

Net income	$4,607	$5,267	$1,051

CONDENSED STATEMENTS OF CASH FLOWS

	2001	2000	1999

Cash Flows From Operating Activities
Net income	$4,607	$5,267	$1,051
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned compensation	113	113	114
Noncash issuance of common stock	100	98	95
Equity in (earnings) loss of subsidiaries	(4,324)	(4,717)	639
Cash dividends received from subsidiaries	2,703	4,244	4,122
Increase (decrease) in liabilities	(47)	138	(100)
Other, net	4	782	(902)

Net cash provided by operating activities	3,156	5,925	5,019

Cash Flows From Investing Activities
Disbursements on note receivable from HF Card	(1,383)	(6,624)	(3,473)
Repayments on note receivable from HF Card	720	2,355	1,043
Purchase of securities	-	-	(517)
Proceeds from maturities and sales
of securities	-	135	500
Purchase of land for development	-	-	(261)
Capital contribution to Home Federal Savings Bank	(1,650)	-	-
Capital contribution to HomeFirst Mortgage Corp.	(2,950)	-	-

Net cash (used in) investing activities	(5,263)	(4,134)	(2,708)

Cash Flows From Financing Activities
Purchase of treasury stock	-	(4,869)	(6,735)
Cash dividends paid	(1,545)	(1,544)	(1,511)
Proceeds from issuance of common stock	18	35	170
Proceeds from other borrowings	3,000	-	-
Payments on other borrowings	(46)	(43)	(26)

Net cash provided by (used in) financing activities	1,427	(6,421)	(8,102)

(Decrease) in cash	(680)	(4,630)	(5,791)

Cash at Beginning of Period	1,290	5,920	11,711

Cash at End of Period	$610	$1,290	$5,920

Note 22.            Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share data)

Fiscal year 2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total interest income	$14,760	$15,107	$14,976	$14,469
Net interest income	6,139	5,873	5,859	6,098
Provision for losses on loans and leases	778	486	310	858
Net income	1,260	1,350	1,088	909

Earnings per share:
Basic	0.34	0.37	0.30	0.25
Diluted	0.34	0.36	0.29	0.24

Fiscal year 2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total interest income	$12,462	$12,990	$13,493	$14,186
Net interest income	5,807	5,820	5,865	6,038
Provision for losses on loans	1,870	1,668	874	1,203
Net income	1,388	1,256	1,317	1,306

Earnings per share:
Basic	0.34	0.32	0.35	0.35
Diluted	0.34	0.32	0.34	0.35

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years there have been no disagreements with our accountant on any matter of accounting principle or financial statement disclosure.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Directors

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive officers

Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10–K is incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, except for information contained under the headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, except for information contained under the headings "Board Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8–K

(a)	Documents filed with this report.

(1)	See “HF Financial Corp. Index to Consolidated Financial Statements” under Item 8 of this report.

(2)	All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto	Sequential Page Number Where Attached Exhibits Are Located in This Form 10-K Report

3(i)	Articles of Incorporation	(1)	Not Applicable

3(ii)	By-Laws	(1)	Not Applicable

4.0	Rights Agreement	(4)	Not Applicable

10.1	Employment Contracts between the Bank and Curtis L. Hage	(1)	Not Applicable

10.2	Amendment to Employment Contract between the Bank and Curtis L. Hage	(3)	Not Applicable

10.4	1991 Stock Option and Incentive Plan	(2)	Not Applicable

10.5	Articles of Incorporation of HF Card Services L.L.C.	(3)	Not Applicable

10.6	Amendment to 1991 Stock Option and Incentive Plan	(5)	Not Applicable

10.7	1996 Director Restricted Stock Plan	(5)	Not Applicable

10.8	Employment Contract between the Bank and Gene F. Uher	(5)	Not Applicable

10.9	Employment Contract between the Bank and Mark S. Sivertson	(6)	Not Applicable

10.10	Employment Contract between the Bank and Michael H. Zimmerman	(6)	Not Applicable

10.11	Change in Control Contract between the Bank and Gene F. Uher	(6)	Not Applicable

10.12	Change in Control Contract between the Bank and Mark S. Sivertson	(6)	Not Applicable

10.13	Change in Control Contract between the Bank and Michael H. Zimmerman	(6)	Not Applicable

10.14	Amendment to Employment Contract between the Bank and Gene F. Uher	(7)	Not Applicable

10.17	Employment Contract between the Bank and David A. Brown	10.17	Page 102

10.18	Change in Control Contract between the Bank and David A. Brown	10.18	Page 106

21	Subsidiaries of Registrant	21	Page 112

23	Consents of Experts and Counsel	23	Page 113

(1)	Filed as exhibits to the Company's Form S–1 registration statement filed on December 6, 1991 (File No. 33–44383) pursuant to Section 5 of the Securities Act of 1933.
(2)	Filed as exhibits to the Company’s Annual Report on Form 10K for the fiscal year ended June 30, 1993.
(3)	Filed as exhibits to the Company’s Annual Report on Form 10K for the fiscal year ended June 30, 1996.
(4)	Filed as Exhibit I to the Company’s filing on Form 8-A, filed on October 28, 1996.
(5)	Filed as exhibits to the Company’s Annual Report on Form 10K for the fiscal year ended June 30, 1997.
(6)	Filed as exhibits to the Company’s Annual Report on Form 10K for the fiscal year ended June 30, 1998.
(7)	Filed as exhibits to the Company’s Annual Report on Form 10K for the fiscal year ended June 30, 1999.

All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S–K.

(b) Reports on Form 8–K

No current reports on Form 8–K were filed by the Company during the quarter ended June 30, 2001.

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

/s/ Curtis L. Hage		/s/ Cristie M. Lawson

Curtis L. Hage, Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)		Cristie M. Lawson, Vice President and Controller (Principal Financial and Accounting Officer)

Date:	September 25, 2001	Date:	September 27, 2001

/s/ Thomas L. Van Wyhe		/s/ Paul J. Hallem

Thomas L. Van Wyhe, Director		Paul J. Hallem, Director

Date:	September 25, 2001	Date:	September 25, 2001

/s/ Jeffrey G. Parker		/s/ Robert L. Hanson

Jeffrey G. Parker, Director		Robert L. Hanson, Director

Date:	September 27, 2001	Date:	September 27, 2001

/s/ William G. Pederson		/s/ JoEllen G. Koerner

William. G. Pederson, Director		JoEllen G. Koerner, Ph.D., Director

Date:	September 27, 2001	Date:	September 27, 2001

Index to Exhibits

Exhibit Number

10.17	Employment Contract between the Bank and David A. Brown
10.18	Change in Control Contract between the Bank and David A. Brown
21	Subsidiaries of Registrant
23	Consents of Experts and Counsel