Form 10-Q
period 2001-09-30
HF FINANCIAL CORP
filed 2001-11-09
CIK 881790

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

             As of November 7, 2001 there were 3,689,510 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

FORM 10-Q

Item 1.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

ASSETS
	September 30, 2001	June 30, 2001
	(Unaudited)
Cash and cash equivalents	$101,787	$84,913
Securities available for sale	43,887	49,969
Mortgage-backed securities available for sale	41,614	43,750
Loans and leases receivable	523,429	563,836
Loans held for sale	8,211	7,270
Accrued interest receivable	5,114	5,412
Office properties and equipment, net of accumulated depreciation	13,444	13,756
Foreclosed real estate and other properties	1,743	1,608
Prepaid expenses and other assets	3,360	2,720
Mortgage servicing rights	3,126	2,775
Deferred income taxes	1,851	2,230
Cost in excess of net assets acquired	5,638	5,763
	$753,204	$784,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$578,216	$601,207
Advances from Federal Home Loan Bank and other borrowings	97,051	108,376
Advances by borrowers for taxes and insurance	10,078	7,337
Accrued interest payable	7,069	7,901
Other liabilities	6,656	6,656
Total liabilities	699,070	731,477

Stockholders' Equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	- - - -	- - - -
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	- - - -	- - - -
Common stock, $.01 par value, 10,000,000 shares authorized, 4,798,994 and 4,786,005 shares issued at September 30, 2001 and June 30, 2001, respectively	48	48
Additional paid-in capital	15,508	15,378
Retained earnings, substantially restricted	53,747	52,886
Accumulated other comprehensive income	956	338
Less cost of treasury stock, 1,105,209 shares	(16,125)	(16,125)
	54,134	52,525
	$753,204	$784,002

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2001	2000
Interest and dividend income:
Loans and leases receivable	$11,905	$12,923
Mortgage-backed securities	695	903
Investment securities and interest-bearing deposits	1,107	934
	13,707	14,760
Interest expense:
Deposits	6,274	6,867
Advances from Federal Home Loan Bank and other borrowings	1,503	1,754
	7,777	8,621
Net interest income	5,930	6,139
Provision for losses on loans and leases	1,062	778
Net interest income after provision for losses on loans and leases	4,868	5,361

Noninterest income:
Fees on deposits	961	874
Loan servicing income	626	362
Gain on sale of loans, net	484	151
Credit card fee income	393	998
Commission and insurance income	303	364
Loan fees and service charges	272	208
Other	954	245
	3,993	3,202
Noninterest expense:
Compensation and employee benefits	3,900	3,476
Other general and administrative expenses	1,417	1,239
Occupancy and equipment	893	847
Credit card processing expense	377	743
Amortization of intangible assets	125	97
Federal insurance premiums	25	65
Other	72	28
	6,809	6,495
Income before income taxes	2,052	2,068
Income tax expense	785	808
Net income	$1,267	$1,260

Earnings per share:
Basic	$0.34	$0.34
Diluted	$0.34	$0.34

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Three Months Ended September 30, 2001

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, June 30, 2001	$48	$15,378	$52,886	$338	$(16,125)	$52,525
Comprehensive income:
Net income	- - - -	- - - -	1,267	- - - -	- - - -	1,267
Net change in unrealized gain on securities available for sale, net of deferred taxes	- - - -	- - - -	- - - -	618	- - - -	618
Comprehensive income	- - - -	- - - -	1,267	618	- - - -	1,885
7,560 shares issued under Director Restricted Stock Plan	- - - -	104	- - - -	- - - -	- - - -	104
Exercise of stock options for 5,429 shares	- - - -	26	- - - -	- - - -	- - - -	26
Cash dividends paid ($0.11 per share) on common stock	- - - -	- - - -	(406)	- - - -	- - - -	(406)
Balance, September 30, 2001	$48	$15,508	$53,747	$956	$(16,125)	$54,134

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,267	$1,260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	1,062	778
Depreciation	408	457
Amortization of premiums and discounts on securities available for sale, net	(1)	(9)
Amortization of intangible assets	125	97
Amortization of mortgage servicing rights	72	69
Noncash issuance of common stock	104	100
(Decrease) in deferred loan fees	(360)	(36)
Loans originated for resale	(54,421)	(15,880)
Proceeds from the sale of loans	53,964	17,292
(Gain) on sale of loans, net	(484)	(151)
Mortgage servicing rights capitalized	(275)	(30)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	21	(1)
Loss on disposal of office properties and equipment, net	9	(11)
(Increase) decrease in accrued interest receivable	298	(551)
(Increase) in prepaid expenses and other assets	(640)	(94)
(Increase) in deferred income taxes	- - - -	(41)
Increase (decrease) in accrued interest payable and other liabilities	(832)	366
Net cash provided by operating activities	$317	$3,615

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and leases purchased	(5,710)	(11,037)
Loans and leases originated and held	(34,745)	(48,798)
Principal collected on loans and leases	79,775	45,781
Mortgage-backed securities available for sale:
Purchases	(2,027)	- - - -
Repayments	4,848	2,102
Securities available for sale:
Sales and maturities	18,395	275
Purchases	(12,000)	- - - -
Proceeds from sale of office properties and equipment	- - - -	17
Purchase of office properties and equipment	(105)	(398)
Purchase of mortgage servicing rights	(148)	(138)
Purchase of intangible assets	- - - -	(724)
Proceeds from sale of foreclosed real estate and other properties, net	229	295
Net cash provided by (used in) investing activities	$48,512	$(12,625)

See Notes to Consolidated Financial Statements.

	Three Months Ended September 30,
	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in deposit accounts	$(22,991)	$(23,191)
Proceeds of advances from Federal Home Loan Bank and other borrowings	900	179,581
Payments on advances from Federal Home Loan Bank and other borrowings	(12,225)	(163,519)
Increase in advances by borrowers for taxes and insurance	2,741	3,630
Proceeds from issuance of common stock	26	7
Cash dividends paid	(406)	(386)
Net cash (used in) financing activities	$(31,955)	$(3,878)

Increase (decrease) in cash and cash equivalents	$16,874	$(12,888)

Cash and Cash Equivalents
Beginning	84,913	26,417
Ending	$101,787	$13,529

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended September 30, 2001 and 2000

(Dollars in Thousands)

(Unaudited)

NOTE 1.          SELECTED ACCOUNTING POLICIES

Basis of presentation:

             The foregoing consolidated financial statements are unaudited.  However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.  Results for any interim period are not necessarily indicative of results to be expected for the year.  The interim consolidated financial statements include the accounts of HF Financial Corp. (the "Company"), its subsidiaries, HomeFirst Mortgage Corp. (the “Mortgage Corp.”), HF Card Services L.L.C. (HF Card Services) and Home Federal Bank (formerly known as Home Federal Savings Bank), (the "Bank") and the Bank’s subsidiaries.  During the quarter ended September 30, 2001, Mid America Capital Services, Inc. (Mid America Leasing) was transferred from a subsidiary of the Mortgage Corp. to a subsidiary of the Bank with no effect on the accompanying consolidated financial statements.

NOTE 2.          REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its capital requirements at September 30, 2001:

	Amount	Percent
Tier I (core) capital:
Required	$29,803	4.00%
Actual	45,982	6.17
Excess	16,179	2.17
Risk-based capital
Required	$40,954	8.00%
Actual	52,384	10.23
Excess	11,430	2.23

NOTE 3.          EARNINGS PER SHARE

             Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended September 30, 2001 and 2000 was 3,693,785 and 3,676,139, respectively.

             Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended September 30, 2001 and 2000 was 3,781,211 and 3,723,082, respectively.

NOTE 4.          SEGMENT INFORMATION

             The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the Company for making operating decisions, allocating resources and monitoring performance.

             The Company’s reportable segments are banking, credit card and other.  The “banking” segment is conducted through the Bank, and the “credit card” segment is conducted through, HF Card Services.  The “other” segment is composed of smaller nonreportable segments, the Company and inter-segment eliminations.

Three Months Ended September 30, 2001

	Banking	Credit Card	Other	Total
	(Dollars in Thousands)

Net interest income	$5,822	$(2)	$110	$5,930
Provision for losses on loans and leases	(523)	(539)	- - - -	(1,062)
Noninterest income	2,644	1,090	259	3,993
Noninterest expense	(5,981)	(453)	(375)	(6,809)
Income before income taxes	$1,962	$96	$(6)	$2,052

Total assets	$747,015	$4,873	$1,316	$753,204

Three Months Ended September 30, 2000

	Banking	Credit Card	Other	Total
	(Dollars in Thousands)

Net interest income	$5,826	$62	$251	$6,139
Provision for losses on loans and leases	(412)	(349)	(17)	(778)
Noninterest income	1,890	967	345	3,202
Noninterest expense	(5,179)	(799)	(517)	(6,495)
Income (loss) before income taxes	$2,125	$(119)	$62	$2,068

Total assets	$703,808	$7,176	$12,409	$723,393

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

              The Company's net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed securities and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities.  The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.  To better insulate itself from such risk, the Company has, over the last few years, attempted to increase both numerically and on a percentage basis its holding of consumer and commercial loans.  The Company has also decreased its ratio of fixed-rate to adjustable-rate loans. The Company’s net income is also affected by, among other things, gains and losses on sales of foreclosed property, loans, mortgage-backed securities and securities available for sale, provisions for losses on loans and leases, service charge fees, subsidiary activities, operating expenses and income taxes.

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

Financial Condition Data

            At September 30, 2001, the Company had total assets of $753.2 million, a decrease of $30.8 million from the level at June 30, 2001.  The decrease in assets was due primarily to a decrease in loans and leases receivable of $40.4 million, a decrease in securities available for sale of $6.1 million and a decrease in mortgage-backed securities of $2.1 million offset by an increase in cash and cash equivalents of $16.9 million.  The decrease in liabilities was due primarily to a decrease in deposits of $23.0 million and advances from Federal Home Loan Bank (“FHLB”) and other borrowings of $11.3 million, which was partially offset by the increase in advances by borrowers for taxes and insurance of $2.7 million from the levels at June 30, 2001.  In addition, stockholders’ equity increased from $52.5 million at June 30, 2001 to $54.1 million at September 30, 2001, primarily due to net income of $1.3 million and the increase in net unrealized gain on securities available for sale of $618,000 which was partially offset by the payment of cash dividends of $406,000.

             The decrease in loans and leases receivable of $40.4 million was due primarily to sales, amortization and prepayments of principal exceeding purchases and originations.  Included in the proceeds from the sale of loans was $23.1 million resulting from the sale of a pool of one- to four-family, 15 and 30 year fixed-rate loans during the quarter ended September 30, 2001.

             The decrease in securities available for sale of $6.1 million was primarily the result of maturities and calls of $18.4 million exceeding purchases of $12.0 million.

The decrease in mortgage-backed securities of $2.1 million was primarily the result of maturities, calls, amortization and repayments of principal of $4.8 million exceeding purchases of $2.0 million.

The $23.0 million decrease in deposits was primarily due to a decrease in savings accounts of $17.9 million and certificates of deposit of $10.5 million offset by an increase in demand accounts of $3.9 million and money market accounts of $1.5 million.

Advances from the FHLB and other borrowings decreased $11.3 million for the three month period ended September 30, 2001 primarily due to the paydown of $12.2 million in advances and other borrowings which was offset by additional draws on other borrowings of $900,000.

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

             Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the three months ended September 30, 2001 and 2000 include fees which are considered adjustments to yield.

	THREE MONTHS ENDED SEPTEMBER 30,
	2001			2000
	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$571,412	$11,905	8.27%	$562,119	$12,923	9.12%
Mortgage-backed securities	42,961	695	6.42%	53,859	903	6.65%
Other investment securities (2)	100,311	1,042	4.12%	55,817	825	5.86%
FHLB stock	6,332	65	4.07%	6,130	109	7.05%

Total interest-earning assets	$721,016	$13,707	7.54%	$677,925	$14,760	8.64%
Noninterest-earning assets	44,523			36,849
Total assets	$765,539			$714,774

Interest-bearing liabilities:
Deposits:
Checking and money market	$217,884	$1,369	2.49%	$183,914	$1,824	3.93%
Savings	41,050	254	2.45%	44,719	457	4.05%
Certificates of deposit	318,267	4,651	5.80%	301,750	4,586	6.03%
Total deposits	$577,201	$6,274	4.31%	$530,383	$6,867	5.14%
FHLB advances and other borrowings	110,790	1,503	5.38%	114,633	1,754	6.07%

Total interest-bearing liabilities	$687,991	$7,777	4.48%	$645,016	$8,621	5.30%
Other liabilities	24,037			21,776
Total liabilities	$712,028			$666,792
Equity	53,511			47,982
Total liabilities and equity	$765,539			$714,774

Net interest income; interest rate spread (4)		$5,930	3.06%		$6,139	3.34%

Net interest margin (3) (4)			3.26%			3.59%

(1)  Includes interest on accruing loans and leases past due 90 days or more.

(2)  Includes primarily U.S. Government and agency securities and FHLB daily time.

(3)  Net interest margin is net interest income divided by average interest-earning assets.

(4)  Percentages for the three months ended September 30, 2001 and September 30, 2000 have been annualized.

Rate/Volume Analysis of Net Interest Income

             The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the increases and decreases due to fluctuating outstanding balances that are due to the levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by new volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,
	2001 vs 2000
	Increase
	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans and leases receivable (1)	$214	$(1,232)	$(1,018)
Mortgage-backed securities	(183)	(25)	(208)
Other investment securities (2)	658	(441)	217
FHLB stock	4	(48)	(44)
Total interest-earning assets	$693	$(1,746)	$(1,053)

Interest-bearing liabilities:
Deposits:
Checking and money market	$337	$(792)	$(455)
Savings	(37)	(166)	(203)
Certificates of deposit	251	(186)	65
Total deposits	551	(1,144)	(593)
FHLB advances and other borrowings	(59)	(192)	(251)
Total interest-bearing liabilities	$492	$(1,336)	$(844)
Net interest income (decrease)			$(209)

(1) Includes interest on accruing loans and leases past due 90 days or more.

(2) Includes primarily U. S. Government and agency securities and FHLB daily time.

Asset Quality

             In accordance with the Company’s internal classification of assets policy, management evaluates the loan and lease portfolio on a monthly basis to identify loss potential and determine the adequacy of the allowance for loan and lease losses.  The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets As Of
	September 30,	June 30,
	2001	2001
	(Dollars in Thousands)

Nonaccruing loans and leases:
One- to four-family	$950	$723
Commercial	348	385
Multi-family	304	- - - -
Commercial business	3,465	3,223
Equipment finance leases	- - - -	- - - -
Consumer	563	518
Agriculture	150	373
Credit cards	- - - -	- - - -
Mobile homes	66	88
Total	$5,846	$5,310

Accruing loans and leases delinquent more than 90 days:
One- to four-family	$ - - - -	$ - - - -
Commercial	60	- - - -
Multi-family	- - - -	304
Commercial business	80	- - - -
Equipment finance leases	- - - -	- - - -
Consumer	- - - -	- - - -
Agriculture	- - - -	23
Credit cards	330	283
Mobile homes	- - - -	- - - -
Total	$470	$610

Foreclosed assets: (2)
One- to four-family	$306	$203
Commercial	- - - -	- - - -
Multi-family	- - - -	- - - -
Commercial business	- - - -	- - - -
Equipment finance leases	- - - -	- - - -
Consumer	138	105
Agriculture	- - - -	- - - -
Credit cards	- - - -	- - - -
Mobile homes	1	2
Total	$445	$310

Total nonperforming assets	$6,761	$6,230

Ratio of nonperforming assets to total assets	0.90%	0.79%

Ratio of nonperforming loans and leases to total loans and leases (1)	1.17%	1.02%

(1)  Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(2)  Total foreclosed assets does not include land held for development.

             Loans are generally classified as nonaccrual when there are reasonable doubts as to the collectibility of principal and/or interest and/or when payment becomes 90 days past due, except loans which are well secured and in the process of collection.  Interest collections on nonaccrual loans, for which the ultimate collectability of principal is uncertain, are applied as principal reductions.  Credit card loans remain in accrual status until 120 days, when accrued interest income on the loan is taken out of income.

             Nonperforming assets increased to $6.8 million at September 30, 2001 from $6.2 million at June 30, 2001, an increase of $531,000.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased slightly to 0.90% at September 30, 2001 as compared to 0.79% at June 30, 2001.

             Nonaccruing loans and leases increased to $5.8 million at September 30, 2001 from $5.3 million at June 30, 2001, an increase of $536,000.  Included in nonaccruing loans at September 30, 2001 were nineteen loans totaling $950,000 secured by one- to four-family real estate, one loan in the amount of $304,000 secured by multi-family real estate, three loans in the amount of $348,000 secured by commercial real estate, seventeen loans totaling $3.4 million secured by commercial business, five mobile home loans totaling $66,000, forty-six consumer loans totaling $563,000 and one agriculture loan totaling $150,000.  For the three months ended September 30, 2001, an additional $109,000 of interest income would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms.

             At September 30, 2001, the Bank had approximately $12.0 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  These loans were considered in determining the adequacy of the allowance for possible loan losses.  The allowance for possible loan losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.  Although the Company's management believes that the September 30, 2001 recorded allowance for loan and lease losses was adequate to provide for potential losses on the related loans and leases, there can be no assurance that the allowance existing at September 30, 2001 will be adequate in the future.

             The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Three Months Ended
	9/30/2001	9/30/2000
	(Dollars in Thousands)

Balance at beginning of period	$6,544	$8,475
Charge-offs:
One- to four-family	(12)	(5)
Commercial	(50)	- - - -
Commercial business	(134)	- - - -
Equipment finance leases	(18)	(5)
Consumer	(327)	(282)
Agriculture	(58)	- - - -
Credit cards	(550)	(1,150)
Mobile homes	(10)	(19)
Total charge-offs	$(1,159)	$(1,461)

Recoveries:
Commercial	$2	$ - - - -
Equipment finance leases	26	- - - -
Consumer	86	63
Credit cards	37	45
Mobile homes	1	1
Total recoveries	$152	$109

Net (charge-offs)	$(1,007)	$(1,352)

Additions charged to operations	1,062	778
Additions from acquisition	- - - -	97

Balance at end of period	$6,599	$7,998

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.18)%	(0.24)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.23%	1.40%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (1)	104.48%	286.36%

(1) Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company’s allowance for loan and lease losses at the dates indicated is summarized as follows:

	At September 30, 2001		At June 30, 2001
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans

		(Dollars in Thousands)

One- to four-family (1)	$960	17.17%	$1,196	21.48%

Commercial and multi-family real estate (1)	1,295	23.15%	1,402	25.19%

Commercial business	1,111	19.85%	932	16.74%

Equipment finance leases	121	2.16%	101	1.81%

Consumer (2)	1,667	29.81%	1,523	27.36%

Agricultural	347	6.20%	317	5.70%

Credit cards	1,062	1.02%	1,036	1.05%

Mobile homes	36	0.64%	37	0.67%

Total	$6,599	100.00%	$6,544	100.00%

(1) Includes construction loans.
(2) Excludes allowance for loan losses relating to mobile home loans and credit card loans.

             The allowance for loan and lease losses was $6.6 million at September 30, 2001 as compared to $6.5 million at June 30, 2001.    The ratio of the allowance for loan and lease losses to total loans and leases was 1.23% at September 30, 2001 and 1.13% at June 30, 2001.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance.  The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.

             The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. As of September 30, 2001, $1.1 million of the $6.6 million allowance for loan and lease losses was reserved for the credit card loan portfolio. Regulators have reviewed the Company's methodology for determining allowance requirements on the Company’s loan and lease portfolio and have made no recommendations for increases in the allowances during the three month period ended September, 2001 and year ended June 30, 2001.

Comparison of the Three Months Ended September 30, 2001 and September 30, 2000

General.  The Company's net income increased $7,000 for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.  As discussed in more detail below, this increase was due primarily to an increase in noninterest income of $791,000 and a decrease in income tax expense of $23,000 offset by a decrease in net interest income of $209,000, an increase in provision for losses on loans and leases of $284,000 and an increase in noninterest expense of $314,000.

             Interest Income.  Interest income decreased $1.1 million from $14.8 million for the three months ended September 30, 2000 to $13.7 million for the three months ended September 30, 2001.  The $43.1 million increase of average interest-earning assets resulted in a $693,000 increase in interest income. This increase was offset by the average yield on interest-earning assets decreasing from 8.64% to 7.54% for the three months ended September 30, 2000 and September 30, 2001, respectively, which resulted in a $1.7 million decrease in interest income.

             Interest Expense.  Interest expense decreased $844,000 from $8.6 million for the three months ended September 30, 2000 to $7.8 million for the three months ended September 30, 2001.  A $1.3 million decrease in interest expense was the result of the decrease in the average rate paid on interest-bearing liabilities from 5.30% to 4.48% for the three months ended September 30, 2000 and September 30, 2001, respectively.  In addition, the average balance of interest-bearing liabilities increased $43.0 million at September 30, 2001 as compared to the same period in the prior fiscal year.

             Net Interest Income. The Company's net interest income for the three months ended September 30, 2001 decreased $209,000 as compared to the same period in fiscal 2001.  The decrease in net interest income reflects a reduction in the net interest spread on average earning assets to 3.06% for the three months ended September 30, 2001 from 3.34%.

During the three months ended September 30, 2001, the Company had a net decrease in average balances of commercial loans. However, the Company anticipates activity in this type of lending to increase in future years, subject to market demand.  In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market.  Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans.  This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans.  As such, the Company anticipates continued increases in its allowance for loan losses.

             Provision for Losses on Loans. During the three months ended September 30, 2001, the Company recorded a provision for losses on loans of $1.1 million as compared to $778,000 for the three months ended September 30, 2000, an increase of $284,000.  See "Asset Quality" for further discussion.

             Noninterest Income.  Noninterest income was $4.0 million for the three months ended September 30, 2001 as compared to $3.2 million for the three months ended September 30, 2000, a increase of $791,000.

             The decrease in credit card fee income of $605,000 for the three months ended September 30, 2001 as compared to the same period in fiscal 2001 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from $8.7 million at September 30, 2000 as compared to $5.5 million at September 30, 2001. The fee income represents interchange fees, annual/monthly fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999.  This decreased the level of these fees.  Interest income on credit card loans is included in interest income on loans.

             The increases in loan servicing income of $264,000 and net gain on sale of loans of $333,000 for the three months ended September 30, 2001 from the same period in the prior fiscal year were primarily due to the sale of $23.1 million of one- to four-family, 15 and 30 year fixed-rate loans during the quarter ended September 30, 2001.

             Other noninterest income increased $709,000 compared to the same period in the prior fiscal year primarily due to a one-time payment of $700,000 received in full settlement of an insurance claim for recovery of prior losses.

Noninterest Expense.  Noninterest expense increased $314,000 as compared to the same period in the prior fiscal year primarily due to increases in compensation and employee benefits of $424,000, other general and administrative expenses of $178,000 and occupancy and equipment of $46,000 (increases primarily related to four new banking centers opened since September of 2000) offset by a decrease in credit card processing expenses of $366,000.

              Income tax expense.  The Company's income tax expense for the three months ended September 30, 2001 was $785,000 as compared to $808,000 for the three months ended September 30, 2000, a decrease of $23,000. This decrease was primarily due to a decrease in the Company’s effective tax rate from 39.1% at September 30, 2000 to 38.3% at September 30, 2001 due to changes in permanent tax differences.

Liquidity and Capital Resources

             The Bank’s primary sources of funds are deposits, FHLB advances, amortization and prepayments of loan principal (including mortgage-backed securities) and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, and short-term investments.  While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.  Excess balances are invested in overnight funds.

             Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  During the three months ended September 30, 2001, the Bank generated funds internally that allowed it to pay down FHLB advances and decrease borrowings with the FHLB by $8.3 million.  See “Financial Condition Data” for further discussion.

             The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At September 30, 2001, the Bank had outstanding commitments to originate or purchase loans of $36.9 million and to sell loans of $26.9 million.  At September 30, 2001, the Bank had outstanding commitments to purchase securities of $3.0 million.  There were no commitments to sell securities available for sale.

             Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes.  See “Financial Condition Data” for further analysis.

The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on April 22, 2001 may be acquired through April 30, 2002.  No shares of common stock have been purchased pursuant to this current program.  Pursuant to a series of stock buy back programs initiated by the Company since 1996, the Company has purchased an aggregate of 1,105,209 shares of common stock through September 30, 2001.

             Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at September 30, 2001, the Bank met all current capital requirements.

             The Office of Thrift Supervision (“OTS”) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks.  The OTS core capital requirement is 4% of total adjusted assets.  The Bank had core capital of 6.17% at September 30, 2001.

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

Impact of Inflation and Changing Prices

             The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

             In July, 2001, the Financial Accounting Standards Board (FASB) issued two statements – Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will impact the Company’s accounting for its reported goodwill.  The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.  The provisions of FASB Statement 142 will be implemented by the Company for the first quarter of its fiscal year 2003 financial statements.  The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and is uncertain as to the impact.

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

             As of March 31, 2001, under a rate shock scenario of plus/minus 200 basis points (“bp”), the Bank’s pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 9.71%.  The post-shock NPV ratio (worst case scenario being an increase of 200 bp in market interest rates) was estimated to be 9.07%, a decline of 64bp.  As of June 30, 2001, the most recent report available, the post-shock NPV ratio (worst case scenario being a decrease of 200 bp in market interest rates) was estimated to be 9.57%, a decrease of 49bp from the pre-shock NPV ratio estimate of 10.06%.

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

HF Financial Corp
(Registrant)

Date:	November 8, 2001	by	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Duly Authorized Officer)

Date:	November 8, 2001	by	/s/ Cristie M. Lawson
Cristie M. Lawson, Vice President And Controller (Principal Financial and Accounting Officer)