Form 10-Q
period 2001-12-31
HF FINANCIAL CORP
filed 2002-02-14
CIK 881790

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

(605) 333-7556

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

                Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed  by Section 13 or 15  (d)  of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                As of February 14, 2002 there were 3,351,207 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

FORM 10-Q

Item 1.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

ASSETS
	December 31, 2001	June 30, 2001
	(Unaudited)
Cash and cash equivalents	$66,151	$84,913
Securities available for sale	59,588	49,969
Mortgage-backed securities available for sale	32,135	43,750
Loans and leases receivable	515,829	563,836
Loans held for sale	22,534	7,270
Accrued interest receivable	4,646	5,412
Office properties and equipment, net of accumulated depreciation	13,264	13,756
Foreclosed real estate and other properties	2,050	1,608
Prepaid expenses and other assets	9,190	2,720
Mortgage servicing rights	3,268	2,775
Deferred income taxes	2,058	2,230
Cost in excess of net assets acquired	5,513	5,763
	$736,226	$784,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$581,490	$601,207
Advances from Federal Home Loan Bank and other borrowings	70,021	108,376
Company obligated mandatorily redeemable preferred securities of subsidiary trust that solely holds subordinated debentures	10,000	—
Advances by borrowers for taxes and insurance	8,987	7,337
Accrued interest payable	4,759	7,901
Other liabilities	6,937	6,656
Total liabilities	682,194	731,477

Stockholders’ Equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,800,837 and 4,786,005 shares issued at December 31, 2001 and June 30, 2001, respectively	48	48
Additional paid-in capital	15,525	15,378
Retained earnings, substantially restricted	54,333	52,886
Accumulated other comprehensive income	618	338
Less cost of treasury stock, 1,135,609 and 1,105,209 shares at December 31, 2001 and June 30, 2001, respectively	(16,492)	(16,125)
	54,032	52,525
	$736,226	$784,002

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Interest and dividend income:
Loans and leases receivable	$10,831	$13,050	$22,736	$25,973
Mortgage-backed securities	602	865	1,297	1,768
Investment securities and interest-bearing deposits	847	1,192	1,954	2,126
	12,280	15,107	25,987	29,867
Interest expense:
Deposits	5,090	7,412	11,364	14,279
Advances from Federal Home Loan Bank and other borrowings	1,290	1,822	2,793	3,576
	6,380	9,234	14,157	17,855
Net interest income	5,900	5,873	11,830	12,012
Provision for losses on loans and leases	843	486	1,905	1,264
Net interest income after provision for losses on loans and leases	5,057	5,387	9,925	10,748

Noninterest income:
Fees on deposits	1,023	914	1,984	1,788
Credit card fee income	286	673	679	1,671
Loan servicing income	412	405	1,038	767
Commission and insurance income	328	331	631	695
Loan fees and service charges	390	284	662	492
Gain on sale of loans, net	407	202	891	353
Other	302	246	1,256	491
	3,153	3,055	7,146	6,257
Noninterest expense:
Compensation and employee benefits	3,880	3,345	7,780	6,821
Other general and administrative expenses	1,303	1,106	2,720	2,345
Occupancy and equipment	817	829	1,710	1,676
Credit card processing expense	339	705	716	1,448
Amortization of intangible assets	125	128	250	225
Federal insurance premiums	30	66	55	131
Other	79	29	150	57
	6,573	6,208	13,381	12,703
Income before income taxes	1,637	2,234	3,690	4,302
Income tax expense	645	884	1,430	1,692
Net income	$992	$1,350	$2,260	$2,610

Earnings per share:
Basic	$0.27	$0.37	$0.61	$0.71
Diluted	$0.26	$0.36	$0.60	$0.70

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Six Months Ended December 31, 2001

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance, June 30, 2001	$48	$15,378	$52,886	$338	$(16,125)	$52,525

Comprehensive income:
Net income	—	—	2,260	—	—	2,260
Net change in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	280	—	280
Comprehensive income	—	—	2,260	280		2,540

7,560 shares issued under Director Restricted Stock Plan	—	104	—	—	—	104

Exercise of stock options for 7,272 shares	—	43	—	—	—	43

Cash dividends paid ($0.22 per share) on common stock	—	—	(813)	—	—	(813)

Purchase of treasury stock	—	—	—	—	(367)	(367)

Balance, December 31, 2001	$48	$15,525	$54,333	$618	$(16,492)	$54,032

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,260	$2,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	1,905	1,264
Depreciation	817	942
Amortization of premiums and discounts on securities available for sale, net	(9)	(24)
Amortization of intangible assets	250	225
Amortization of mortgage servicing rights	164	134
Noncash issuance of common stock	104	100
(Decrease) in deferred loan fees	(185)	(73)
Loans originated for resale	(38,218)	(33,611)
Proceeds from the sale of loans	23,845	36,771
(Gain) on sale of loans, net	(891)	(353)
Mortgage servicing rights capitalized	(326)	(87)
Realized (gain) on sale of securities, net	(5)	—
Losses (gains) and provision for losses on sales of foreclosed real estate and other properties, net	75	(1)
Loss (gain) on disposal of office properties and equipment, net	8	(11)
Decrease (increase) in accrued interest receivable	766	(560)
(Increase) decrease in prepaid expenses and other assets	(6,470)	33
(Increase) in deferred income taxes	(1)	(42)
(Decrease) in accrued interest payable and other liabilities	(2,861)	(158)
Net cash (used in) provided by operating activities	$(18,772)	$7,159

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and leases purchased	$(7,379)	$(11,341)
Loans originated and held	(74,666)	(86,415)
Principal collected on loans and leases	127,366	88,766
Mortgage-backed securities available for sale:
Sales	3,948	—
Purchases	(2,027)	—
Repayments	10,385	4,744
Securities available for sale:
Sales and maturities	23,495	1,325
Purchases	(33,338)	(201)
Proceeds from sale of office properties and equipment	1	17
Purchase of office properties and equipment	(334)	(704)
Purchase of mortgage servicing rights	(331)	(262)
Purchase of intangible assets	—	(726)
Proceeds from sale of foreclosed real estate and other properties, net	449	442
Net cash provided by (used in) investing activities	$47,569	$(4,355)

See Notes to Consolidated Financial Statements.

	Six Months Ended December 31,
	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	$(19,717)	$33,973
Proceeds of advances from Federal Home Loan Bank and other borrowings	900	227,081
Proceeds from issuance of preferred securities of subsidiary trust	10,000	—
Payments on advances from Federal Home Loan Bank and other borrowings	(39,255)	(225,299)
Increase in advances by borrowers for taxes and insurance	1,650	360
Purchase of treasury stock	(367)	—
Proceeds from issuance of common stock	43	18
Cash dividends paid	(813)	(772)
Net cash (used in) provided by financing activities	$(47,559)	$35,361

(Decrease) increase in cash and cash equivalents	$(18,762)	$38,165

Cash and Cash Equivalents
Beginning	84,913	26,417
Ending	$66,151	$64,582

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended December 31, 2001 and 2000

(Dollars in Thousands)

(Unaudited)

NOTE 1. SELECTED ACCOUNTING POLICIES

Basis of presentation:

                The foregoing consolidated financial statements are unaudited.  However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.  Results for any interim period are not necessarily indicative of results to be expected for the year.  The interim consolidated financial statements include the accounts of HF Financial Corp. (the “Company”), its subsidiaries, HomeFirst Mortgage Corp. (the “Mortgage Corp.”), HF Card Services L.L.C. (HF Card Services) and Home Federal Bank (formerly known as Home Federal Savings Bank), (the “Bank”) and the Bank’s subsidiaries.  During the quarter ended December 31, 2001, the Company formed a new subsidiary named HF Financial Capital Trust I (the “Trust”).  See Note 5.

NOTE 2. REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its capital requirements at December 31, 2001:

	Amount	Percent
Tier I (core) capital:
Required	$29,113	4.00%
Actual	46,747	6.42
Excess	17,634	2.42
Risk-based capital:
Required	$43,779	8.00%
Actual	53,054	9.69
Excess	9,275	1.69

Subsequent to December 31, 2001, the Company injected capital of $2.0 million into the Bank which raised the Bank’s actual risk-based capital percentage above 10.00%.

NOTE 3. EARNINGS PER SHARE

                Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended December 31, 2001 and 2000 was 3,682,487 and 3,677,943, respectively.  The weighted average number of common shares outstanding for the six month period ended December 31, 2001 and 2000 were 3,687,183 and 3,677,041, respectively.

                Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended December 31, 2001 and 2000 was 3,756,865 and 3,727,426, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the six month period ended December 31, 2001 and 2000 were 3,768,561 and 3,726,721, respectively.

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

Three Months Ended December 31, 2001

		Credit
	Banking	Card	Other	Total
	(Dollars in Thousands)
Net interest income	$5,795	$4	$101	$5,900
Provision for losses on loans and leases	(543)	(300)	—	(843)
Noninterest income	2,661	283	209	3,153
Noninterest expense	(5,834)	(373)	(366)	(6,573)
Income (loss) before income taxes	$2,079	$(386)	$(56)	$1,637

Total assets	$730,251	$4,169	$1,806	$736,226

Three Months Ended December 31, 2000

		Credit
	Banking	Card	Other	Total
	(Dollars in Thousands)
Net interest income	$5,494	$109	$270	$5,873
Provision for losses on loans and leases	(282)	(178)	(26)	(486)
Noninterest income	2,019	698	338	3,055
Noninterest expense	(4,902)	(758)	(548)	(6,208)
Income (loss) before income taxes	$2,329	$(129)	$34	$2,234

Total assets	$745,591	$6,723	$12,255	$764,569

Six Months Ended December 31, 2001

		Credit
	Banking	Card	Other	Total
	(Dollars in Thousands)

Net interest income	$11,617	$2	$211	$11,830
Provision for losses on loans and leases	(1,066)	(839)	—	(1,905)
Noninterest income	5,305	1,373	468	7,146
Noninterest expense	(11,815)	(826)	(740)	(13,381)
Income (loss) before income taxes	$4,041	$(290)	$(61)	$3,690

Total assets	$730,251	$4,169	$1,806	$736,226

Six Months Ended December 31, 2000

		Credit
	Banking	Card	Other	Total
	(Dollars in Thousands)

Net interest income	$11,320	$171	$521	$12,012
Provision for losses on loans and leases	(694)	(527)	(43)	(1,264)
Noninterest income	3,909	1,665	683	6,257
Noninterest expense	(10,081)	(1,557)	(1,065)	(12,703)
Income (loss) before income taxes	$4,454	$(248)	$96	$4,302

Total assets	$745,591	$6,723	$12,255	$764,569

NOTE 5.                                COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES

On November 28, 2001, the Company issued 10,000 shares totaling $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust I.  The Trust exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of the Trust.  The securities provide for cumulative cash distributions calculated at a rate based on six-month LIBOR plus 3.75%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond December 8, 2031.  At the end of the deferral period, all accumulated and unpaid distributions will be paid.  The capital securities will be redeemed on December 8, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than December 8, 2006.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

                The Company was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of the Bank issued in the mutual to stock conversion of the Bank.  The Company acquired all of the outstanding stock of the Bank on April 8, 1992.  In May 1996, the Company formed  HF Card Services and became the owner of 51% of this entity. The Company became the owner of 100% of HF Card Services effective as of July 1998.  In November 2001, the Company formed HF Capital Trust I and became the owner of 100% of this entity (see Note 5).  The activities of the Company itself have no significant impact on the results of operations on a consolidated basis.  Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank, HF Card Services and the Mortgage Corp.

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

              The Company’s net income is primarily dependent upon the difference (or “spread”) between the average yield earned on loans, mortgage-backed securities and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities.  The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.  To better insulate itself from such risk, the Company has, over the last few years, attempted to increase both numerically and on a percentage basis its holding of consumer and commercial loans.  The Company has also decreased its ratio of fixed-rate to adjustable-rate loans. The Company’s net income is also affected by, among other things, gains and losses on sales of foreclosed property, loans, mortgage-backed securities and securities available for sale, provisions for losses on loans and leases, service charge fees, subsidiary activities, operating expenses and income taxes.

Forward-Looking Statements

This Form 10-Q and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements that deal with future results, expectations, plans or performance.  In addition, the Company’s management may make such statements orally to the media, securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts.  These forward-looking statements might include one or more of the following:

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

The Company’s future results may differ materially from historical performance, and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties.  These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies or guidelines, or in monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan portfolios; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; or other significant uncertainties.

Forward-looking statements speak only as of the date they are made.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Financial Condition Data

            At December 31, 2001, the Company had total assets of $736.2 million, a decrease of $47.8 million from the level at June 30, 2001.  The decrease in assets was due primarily to a decrease in loans and leases receivable of $48.0 million, a decrease in cash and cash equivalents of $18.8 million and a decrease in mortgage-backed securities of $11.6 million offset by increases in loans held for sale of $15.3 and securities available for sale of $9.6 million.  The decrease in liabilities was due primarily to decreases in advances from Federal Home Loan Bank (“FHLB”) and other borrowings of $28.4 million, accrued interest payable of $3.1 million and deposits of $20.0 million, which was partially offset by the increase in advances by borrowers for taxes and insurance of $1.7 million from the levels at June 30, 2001.  In addition, stockholders’ equity increased from $52.5 million at June 30, 2001 to $54.0 million at December 31, 2001, primarily due to net income of $2.3 million and the increase in net unrealized gain on securities available for sale of $280,000 which was partially offset by the payment of cash dividends of $813,000.

            The decrease in loans and leases receivable of $48.0 million was due primarily to sales, amortization and prepayments of principal exceeding purchases and originations.

The increase in securities available for sale of $9.6 million was primarily the result of purchases of $33.0 million exceeding maturities, sales and calls of $23.5 million.  In addition, the Company purchased $2.9 million in certificates of deposit during the quarter ended December 31, 2001

The decrease in mortgage-backed securities of $11.6 million was primarily the result of maturities, sales, calls, amortization and repayments of principal of $14.3 million exceeding purchases of $2.0 million.

The $15.3 million increase in loans held for sale was primarily due to an increase in loans originated for sale into the secondary market during the six months ended December 31, 2001.

The $20.0 million decrease in deposits was primarily due to a decrease in savings accounts of $8.0 million and certificates of deposit of $50.1 million offset by an increase in demand accounts of $14.3 million and money market accounts of $24.1 million.

Advances from the FHLB and other borrowings decreased $38.4 million for the six month period ended December 31, 2001 primarily due to the paydown of $39.3 million in advances and other borrowings which was offset by additional draws on other borrowings of $900,000.

The liability for company obligated mandatorily redeemable preferred securities of subsidiary trust that solely holds subordinated debentures increased $10.0 million for the six month period  ended December 31, 2001.  See Note 5.

Analysis of Net Interest Income

                Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

                Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the three and six months ended December 31, 2001 and 2000 include fees which are considered adjustments to yield.

	Three Months Ended December 31,
	2001			2000
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$548,117	$10,831	7.84%	$566,385	$13,050	9.14%
Mortgage-backed securities	37,857	602	6.31%	51,549	865	6.66%
Other investment securities(2)	100,630	784	3.09%	71,504	1,079	5.99%
FHLB stock	6,332	63	3.95%	6,322	113	7.09%

Total interest-earning assets	$692,936	$12,280	7.03%	$695,760	$15,107	8.61%
Noninterest-earning assets	49,267			39,332
Total assets	$742,203			$735,092

Interest-bearing liabilities:
Deposits:
Checking and money market	$232,144	$963	1.65%	$192,937	$2,017	4.15%
Savings	35,944	115	1.27%	36,259	357	3.91%
Certificates of deposit	299,554	4,012	5.31%	318,063	5,038	6.28%
Total deposits	$567,642	$5,090	3.56%	$547,259	$7,412	5.37%
FHLB advances and other borrowings	99,034	1,290	5.17%	117,105	1,822	6.17%

Total interest-bearing liabilities	$666,676	$6,380	3.80%	$664,364	$9,234	5.51%
Other liabilities	21,510			21,232
Total liabilities	$688,186			$685,596
Equity	54,017			49,496
Total liabilities and equity	$742,203			$735,092

Net interest income; interest rate spread(4)		$5,900	3.23%		$5,873	3.10%

Net interest margin(3)(4)			3.38%			3.35%

(1)  Includes interest on accruing loans past due 90 days or more.

(2)  Includes primarily U.S. Government and agency securities and FHLB daily time.

(3)  Net interest margin is net interest income divided by average interest-earning assets.

(4)  Percentages for the three months ended December 31, 2001 and December 31, 2000 have been annualized.

	Six Months Ended December 31,
	2001			2000
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$559,764	$22,736	8.06%	$565,053	$25,973	9.12%
Mortgage-backed securities	40,409	1,297	6.37%	52,704	1,768	6.65%
Other investment securities(2)	100,470	1,826	3.61%	63,661	1,904	5.93%
FHLB stock	6,332	128	4.01%	6,226	222	7.07%

Total interest-earning assets	$706,975	$25,987	7.30%	$687,644	$29,867	8.62%
Noninterest-earning assets	46,897			37,214
Total assets	$753,872			$724,858

Interest-bearing liabilities:
Deposits:
Checking and money market	$225,017	$2,332	2.06%	$188,426	$3,841	4.04%
Savings	38,497	369	1.90%	40,489	814	3.99%
Certificates of deposit	308,911	8,663	5.56%	309,907	9,624	6.16%
Total deposits	$572,425	$11,364	3.94%	$538,822	$14,279	5.26%
FHLB advances and other borrowings	104,910	2,793	5.28%	115,818	3,576	6.12%

Total interest-bearing liabilities	$677,335	$14,157	4.15%	$654,640	$17,855	5.41%
Other liabilities	22,773			21,479
Total liabilities	$700,108			$676,119
Equity	53,764			48,739
Total liabilities and equity	$753,872			$724,858

Net interest income; interest rate spread (4)		$11,830	3.15%		$12,012	3.21%

Net interest margin(3)(4)			3.32%			3.47%

(1)  Includes interest on accruing loans past due 90 days or more.

(2)  Includes primarily U.S. Government and agency securities and FHLB daily time.

(3)  Net interest margin is net interest income divided by average interest-earning assets.

(4)  Percentages for the six months ended December 31, 2001 and December 31, 2000 have been annualized.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2001 vs 2000			2001 vs 2000
	Increase			Increase
	(Decrease)	(Decrease)		(Decrease)	(Decrease)
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$(391)	$(1,828)	$(2,219)	$(243)	$(2,994)	$(3,237)
Mortgage-backed securities	(224)	(39)	(263)	(412)	(59)	(471)
Other investment securities(2)	334	(629)	(295)	1,101	(1,179)	(78)
FHLB stock	-	(50)	(50)	4	(98)	(94)

Total interest-earning assets	$(281)	$(2,546)	$(2,827)	$450	$(4,330)	$(3,880)

Interest-bearing liabilities:
Deposits:
Checking and money market	$287	$(1,341)	$(1,054)	$746	$(2,255)	$(1,509)
Savings	(1)	(240)	(241)	(40)	(405)	(445)
Certificates of deposit	(271)	(756)	(1,027)	(31)	(930)	(961)
Total deposits	15	(2,337)	(2,322)	675	(3,590)	(2,915)
FHLB advances and other borrowings	(258)	(274)	(532)	(337)	(446)	(783)

Total interest-bearing liabilities	$(243)	$(2,611)	$(2,854)	$338	$(4,036)	$(3,698)

Net interest income (decrease)			$27			$(182)

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

	Nonperforming Assets As Of
	December 31,	June 30,
	2001	2001
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$363	$723
Commercial real estate	1,279	385
Multi-family	294	—
Commercial business	3,259	3,223
Equipment finance leases	—	—
Consumer	732	518
Agriculture	250	373
Credit cards	—	—
Mobile homes	43	88
Total	$6,220	$5,310

Accruing loans and leases delinquent more than 90 days:
One- to four-family	$—	$—
Commercial real estate	37	—
Multi-family	—	304
Commercial business	24	—
Equipment finance leases	—	—
Consumer	—	—
Agriculture	—	23
Credit cards	249	283
Mobile homes	—	—
Total	$310	$610

Foreclosed assets:(2)
One- to four-family	$595	$203
Commercial real estate	—	—
Multi-family	—	—
Commercial business	—	—
Equipment finance leases	—	—
Consumer	134	105
Agriculture	—	—
Credit cards	—	—
Mobile homes	23	2
Total	$752	$310

Total nonperforming assets	$7,282	$6,230

Ratio of nonperforming assets to total assets	0.99%	0.79%

Ratio of nonperforming loans and leases to total loans and leases(1)	1.20%	1.02%

(1)  Nonperforming loans and leases include both nonaccruing and accruing loans and leasesdelinquent more than 90 days.

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

                Nonperforming assets increased to $7.3 million at December 31, 2001 from $6.2 million at June 30, 2001, an increase of $1.1 million.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased slightly to 0.99% at December 31, 2001 as compared to 0.79% at June 30, 2001.

                Nonaccruing loans and leases increased to $6.2 million at December 31, 2001 from $5.3 million at June 30, 2001, an increase of $910,000.  Included in nonaccruing loans at December 31, 2001 were eight loans totaling $363,000 secured by one- to four-family real estate, one loan in the amount of $294,000 secured by multi-family real estate, three commercial loans totaling $1.3 million, nineteen loans totaling $3.3 million secured by commercial business, six mobile home loans totaling $43,000, fifty consumer loans totaling $732,000 and one agriculture loan totaling $250,000.  For the three and six months ended December 31, 2001, an additional $60,000 and $169,000 of interest income, respectively, would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms.

                At December 31, 2001, the Bank had approximately $11.6 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  These loans were considered in determining the adequacy of the allowance for possible loan losses.  The allowance for possible loan losses is established based on management’s evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.  Although the Company’s management believes that the December 31, 2001 recorded allowance for loan and lease losses was adequate to provide for potential losses on the related loans and leases, there can be no assurance that the allowance existing at December 31, 2001 will be adequate in the future.

                The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Six Months Ended
	12/31/2001	12/31/2000
	(Dollars in Thousands)
Balance at beginning of period	$6,544	$8,475
Charge-offs:
One- to four-family	(34)	(18)
Commercial	(50)	—
Commercial business	(236)	—
Equipment finance leases	(35)	(20)
Consumer	(620)	(584)
Agriculture	(58)	—
Credit cards	(1,123)	(2,014)
Mobile homes	(37)	(27)
Total charge-offs	$(2,193)	$(2,663)

Recoveries:
One- to four-family	$2	$—
Commercial	2	—
Equipment finance leases	38	—
Consumer	170	145
Agriculture	8	—
Credit cards	80	134
Mobile homes	1	3
Total recoveries	$301	$282

Net (charge-offs)	$(1,892)	$(2,381)

Additions charged to operations	1,905	1,264
Additions from acquisition	—	97

Balance at end of period	$6,557	$7,455

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.34)%	(0.42)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.20%	1.32%

Ratio of allowance for loan losses to nonperforming loans and leases at end of period(1)	100.41%	217.60%

(1) Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company’s allowance for loan and lease losses at the dates indicated is summarized as follows:

	At December 31, 2001		At June 30, 2001
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
One- to four-family	$1,016	17.60%	$1,196	21.48%

Commercial and multi-family real estate(1)	1,297	22.46%	1,402	25.19%

Commercial business	1,170	20.25%	932	16.74%

Equipment finance leases	154	2.67%	101	1.81%

Consumer(2)	1,705	29.52%	1,523	27.36%

Agricultural	349	6.04%	317	5.70%

Credit cards	833	0.89%	1,036	1.05%

Mobile homes	33	0.57%	37	0.67%

Total	$6,557	100.00%	$6,544	100.00%

(1) Includes construction loans.

(2) Excludes allowance for loan losses relating to mobile home loans and credit card loans.

                The allowance for loan and lease losses was $6.6 million at December 31, 2001 as compared to $6.5 million at June 30, 2001.    The ratio of the allowance for loan and lease losses to total loans and leases was 1.20% at December 31, 2001 and 1.13% at June 30, 2001.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance.  The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.

                The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A monthly credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

Comparison of the Six Months Ended December 31, 2001 and December 31, 2000

                General.  The Company’s net income decreased $350,000 for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000. As discussed in more detail below, this decrease was due primarily to a decrease in net interest income of $182,000, an increase in the provision for losses on loans of $641,000 and an increase in noninterest expense of $678,000 which were partially offset by an increase in noninterest income of $889,000 and a decrease in income tax expense of $262,000.

Interest Income.  Interest income decreased $3.9 million from $29.9 million for the six months ended December 31, 2000 to $26.0 million for the six months ended December 31, 2001.   A $4.3 million decrease in interest income was the result of the  average yield on interest-earning assets decreasing from 8.62% to 7.30% for the six months ended December 31, 2000 and December 31, 2001, respectively.  In addition, the average balance of interest-earning assets increased $19.3 million at December 31, 2001 as compared to the same period in the prior fiscal year, which resulted in a $450,000 increase in interest income.

                Interest Expense.  Interest expense decreased $3.7 million from $17.9 million for the six months ended December 31, 2000 to $14.2 million for the six months ended December 31, 2001.  A $4.0 million decrease in interest expense was the result of the decrease in the average rate paid on interest-bearing liabilities from 5.41% to 4.15% for the six months ended December 31, 2000 and December 31, 2001, respectively.  In addition, the average balance of interest-bearing liabilities increased $22.7 million at December 31, 2001 as compared to the same period in the prior fiscal year.

                Net Interest Income. The Company’s net interest income for the six months ended December 31, 2001 decreased $182,000 to $11.8 million compared to $12.0 million for the same period in fiscal 2000.  The decrease in net interest income reflects a decrease in the net interest spread on average earning assets to 3.15% for the six months ended December 31, 2001 from 3.21% for the same period in fiscal 2000.

                During the six months ended December 31, 2001, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand.  In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market.  Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans.  This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans.  As such, the Company anticipates continued increases in its allowance for loan losses.

                Provision for Losses on Loans. During the six months ended December 31, 2001, the Company recorded a provision for losses on loans of $1.9 million as compared to $1.3 million for the six months ended December 31, 2000, an increase of $641,000.  See “Asset Quality” for further discussion.

                Noninterest Income.  Noninterest income was $7.1 million for the six months ended December 31, 2001 as compared to $6.3 million for the six months ended December 31, 2000, an increase of $889,000.

                The decrease in credit card fee income of $992,000 for the six months ended December 31, 2001 as compared to the same period in fiscal 2000 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from $7.9 million at December 31, 2000 as compared to $4.8 million at December 31, 2001. The fee income represents interchange fees, annual/monthly fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999.  This decreased the level of these fees.  Interest income on credit card loans is included in interest income on loans.

                Other noninterest income increased $765,000 compared to the same period in the prior fiscal year primarily due to a one-time payment of $700,000 in full settlement of an insurance claim for recovery of prior losses.

                Noninterest Expense.  Noninterest expense increased $678,000 as compared to the same period in the prior fiscal year primarily due to increases in compensation and employee benefits of $959,000, general and administrative expenses of $375,000 and other noninterest expense of $93,000 (increases primarily related to four new banking centers opened since September of 2000) offset by a decrease in credit card processing expenses of $732,000. This expense represents costs for collecting loans and servicing credit cards for the unsecured credit card program.

              Income tax expense.  The Company’s income tax expense for the six months ended December 31, 2001 was $1.4 million as compared to $1.7 million for the six months ended December 31, 2000, a decrease of $262,000. This decrease was primarily due to the decrease in the Company’s pretax income from $4.3 million to $3.7 million and the decrease in the effective tax rate from 39.33% to 38.75% for the six months ended December 31, 2000 and December 31, 2001, respectively.

Comparison of the Three Months Ended December 31, 2001 and December 31, 2000

                General.  The Company’s net income decreased $358,000 for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.  As discussed in more detail below, this decrease was due primarily to an increase in provision for losses on loans and leases of $357,000 and an increase in noninterest expense of $365,000 offset by an increase in net interest income of $27,000, an increase in noninterest income of $98,000 and a decrease in income tax expense of $239,000.

                Interest Income.  Interest income decreased $2.8 million from $15.1 million for the three months ended December 31, 2000 to $12.3 million for the three months ended December 31, 2001.  A $2.5 million decrease in interest income was the result of the  average yield on interest-earning assets decreasing from 8.61% to 7.03% for the three months ended December 31, 2000 and December 31, 2001, respectively.  In addition, the average balance of interest-earning assets decreased $2.8 million at December 31, 2001 as compared to the same period in the prior fiscal year, which resulted in a $281,000 decrease in interest income.

                Interest Expense.  Interest expense decreased $2.8 million from $9.2 million for the three months ended December 31, 2000 to $6.4 million for the three months ended December 31, 2001.  A $2.6 million decrease in interest expense was the result of the decrease in the average rate paid on interest-bearing liabilities from 5.51% to 3.80% for the three months ended December 31, 2000 and December 31, 2001, respectively.  In addition, the average balance of interest-bearing liabilities increased $2.3 million at December 31, 2001 as compared to the same period in the prior fiscal year.  This increase consisted of a $39.3 million increase in lower cost checking and money marked accounts offset by a $18.5 million decrease in certificates of deposit and a $18.1 million decrease in advances and other borrowed funds.  The resulting change in the mix of the borrowings had the effect of reducing interest expense by $243,000.

                Net Interest Income. The Company’s net interest income for the three months ended December 31, 2001 increased $27,000 as compared to the same period in fiscal 2001.  The increase in net interest income reflects an increase in the net interest spread on average earning assets to 3.23% for the three months ended December 31, 2001 from 3.10% for the same period in the prior fiscal year.

                During the three months ended December 31, 2001, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand.  In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market.  Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans.  This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans.  As such, the Company anticipates continued increases in its allowance for loan losses.

                Provision for Losses on Loans. During the three months ended December 31, 2001, the Company recorded a provision for losses on loans of $843,000 as compared to $486,000 for the three months ended December 31, 2000, an increase of $357,000.  See “Asset Quality” for further discussion.

                Noninterest Income.  Noninterest income was $3.2 million for the three months ended December 31, 2001 as compared to $3.1 million for the three months ended December 31, 2000, a increase of $98,000.

                The decrease in credit card fee income of $387,000 for the three months ended December 31, 2001 as compared to the same period in fiscal 2001 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from $7.9 million at December 31, 2000 as compared to $4.8 million at December 31, 2001. The fee income represents interchange fees, annual/monthly fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999.  This decreased the level of these fees.  Interest income on credit card loans is included in interest income on loans.

                Noninterest Expense.  Noninterest expense increased $365,000 as compared to the same period in the prior fiscal year primarily due to increases in compensation and employee benefits of $535,000 and other general and administrative expenses of $197,000 (increases primarily related to four new banking centers opened since September of 2000) offset by a decrease in credit card processing expenses of $366,000.

                Income tax expense.  The Company’s income tax expense for the three months ended December 31, 2001 was $645,000 as compared to $884,000 for the three months ended December 31, 2000, a decrease of $239,000. This decrease was primarily due to a decrease in the Company’s pretax income from $2.2 million to $1.6 million and the decrease in the effective tax rate from 39.33% to 38.75% for the three months ended December 31, 2000 and December 31, 2001, respectively.

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

                Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  During the six months ended December 31, 2001, the Bank paid down FHLB advances and decreased its borrowings with the FHLB by $31.6 million.  See “Financial Condition Data” for further discussion.

                The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At December 31, 2001, the Bank had outstanding commitments to originate or purchase loans of $65.5 million and to sell loans of $36.7 million.  At December 31, 2001, the Bank had outstanding commitments to sell securities of $3.5 million.  There were no commitments to purchase securities available for sale.

                Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes.  See “Financial Condition Data” for further analysis.

                The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on April 22, 2001 may be acquired through April 30, 2002.  A total of 30,400 shares of common stock were purchased pursuant to this current program during the three months ended December 31, 2001.  Pursuant to a series of stock buy back programs initiated by the Company since 1996, the Company has purchased an aggregate of 1,135,609 shares of common stock through December 31, 2001. Subsequent to December 31, 2001, the Company announced that it repurchased a block of 340,421 shares of its common stock in a private transaction completed on February 13, 2002.

                On November 28, 2001, the Company issued 10,000 shares totaling $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust I.  The Trust exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of the Trust.  The securities provide for cumulative cash distributions calculated at a rate based on six-month LIBOR plus 3.75%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond December 8, 2031.  At the end of the deferral period, all accumulated and unpaid distributions will be paid.  The capital securities will be redeemed on December 8, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than December 8, 2006.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

                Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at December 31, 2001, the Bank met all current capital requirements.

                The Office of Thrift Supervision (“OTS”) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks.  The OTS core capital requirement is 4% of total adjusted assets.  The Bank had core capital of 6.42% at December 31, 2001.

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

Impact of Inflation and Changing Prices

                The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a greater impact on the Bank’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

                In July, 2001, the Financial Accounting Standards Board (FASB) issued two statements — Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will impact the Company’s accounting for its reported goodwill.  The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.  The provisions of FASB Statement 142 will be implemented by the Company for the first quarter of its fiscal year 2003 financial statements.  The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and is uncertain as to the impact.

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

As of June 30, 2001, under a rate shock scenario of plus/minus 200 basis points (“bp”), the Bank’s pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 10.06%.  The post-shock NPV ratio (worst case scenario being a decrease of 200 bp in market interest rates) was estimated to be 9.57%, a decline of 49bp.  As of September 30, 2001, the most recent report available, the post-shock NPV ratio (worst case scenario being a decrease of 200 bp in market interest rates) was estimated to be 8.92%, a decrease of 88bp from the pre-shock NPV ratio estimate of 9.80%.

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

HF FINANCIAL CORP.

FORM 10-Q

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

                                                                                                                None

Item 2.    Changes in Securities

On November 28, 2001, the Company issued 10,000 shares totaling $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust I.  This issuance was completed through the Company’s placement agent, Sandler O’Neill & Partners, L.P., and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The Trust exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. The subordinated debentures constitute the sole asset of the Trust. The securities provide for cumulative cash distributions calculated at a rate based on six-month LIBOR plus 3.75%. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond December 8, 2031. At the end of the deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on December 8, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than December 8, 2006. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's capital stock.

Item 3.    Defaults upon Senior Securities

                                                                                                                None

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote by the stockholders of HF Financial Corp. at the Annual Meeting of Stockholders on November 14, 2001:

a.                             Election of Board of Directors of the Company.

Robert L. Hanson*	For: 3,016,681	Vote Withheld: 400,440
Kevin T. Kirby*	For: 3,069,538	Vote Withheld: 347,583
*Terms to expire 2004.

Continuing Board of Directors — Curtis L. Hage, Paul J. Hallem, JoEllen Koerner, Jeffrey G. Parker, Wm. G. Pederson and Thomas L. VanWyhe.

b.                            Ratification of the re-appointment of McGladrey & Pullen, LLP as the Company’s auditors for fiscal year ending June 30, 2002.

		Percentage of Votes
	Number of Votes	Actually Cast

For	3,397,105	99.41%
Against	12,843	0.38%
Abstain	7,173	0.21%

Item 5.    Other Information

                                                                                                                None

Item 6.    Exhibits and Reports on Form 8-K

                a.             Documents filed with this report.

                                (1)           Exhibits

Regulation S-K
Exhibit Number	Document
10.1	Guarantee Agreement dated November 28, 2001 by and between HF Financial Corp. and Wilmington Trust Company

10.2	Indenture Agreement dated November 28, 2001 by and between HF Financial Corp. and Wilmington Trust Company

No other information is required to be filed under Part II of the form.

HF FINANCIAL CORP.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.

(Registrant)

Date:	February 14, 2002	by	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Duly Authorized Officer)

Date:	February 14, 2002	by	/s/ Darrel L. Posegate
Darrel L. Posegate, Senior Vice President
And Chief Financial Officer
(Principal Financial and Accounting Officer)