Form 10-Q
period 2002-03-31
HF FINANCIAL CORP
filed 2002-05-13
CIK 881790

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

As of May 13, 2002 there were 3,365,812 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

FORM 10-Q

Item 1.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31, 2002	June 30, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,227	$84,913
Securities available for sale	39,797	49,969
Mortgage-backed securities available for sale	57,019	43,750
Loans and leases receivable	528,638	563,836
Loans held for sale	9,530	7,270
Accrued interest receivable	4,497	5,412
Office properties and equipment, net of accumulated depreciation	13,720	13,756
Foreclosed real estate and other properties	1,804	1,608
Prepaid expenses and other assets	7,975	2,720
Mortgage servicing rights	3,351	2,775
Deferred income taxes	2,272	2,230
Cost in excess of net assets acquired	5,388	5,763
	$691,218	$784,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$537,506	$601,207
Advances from Federal Home Loan Bank and other borrowings	74,687	108,376
Company obligated mandatorily redeemable preferred securities of subsidiary trust that solely holds subordinated debentures	10,000	—
Advances by borrowers for taxes and insurance	9,496	7,337
Accrued interest payable	4,211	7,901
Other liabilities	5,549	6,656
Total liabilities	641,449	731,477

Stockholders’ Equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,806,837 and 4,786,005 shares issued at March 31, 2002 and June 30, 2001, respectively	48	48
Additional paid-in capital	15,545	15,378
Retained earnings, substantially restricted	55,073	52,886
Accumulated other comprehensive income	271	338
Less cost of treasury stock, 1,519,030 and 1,105,209 shares at March 31, 2002 and June 30, 2001, respectively	(21,168)	(16,125)
	49,769	52,525
	$691,218	$784,002

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Interest and dividend income:
Loans and leases receivable	$10,010	$12,741	$32,746	$38,714
Mortgage-backed securities	562	820	1,859	2,588
Investment securities and interest-bearing deposits	658	1,415	2,612	3,541
	11,230	14,976	37,217	44,843
Interest expense:
Deposits	3,685	7,387	15,049	21,666
Advances from Federal Home Loan Bank and other borrowings	1,223	1,730	4,016	5,306
	4,908	9,117	19,065	26,972
Net interest income	6,322	5,859	18,152	17,871
Provision for losses on loans and leases	588	310	2,493	1,574
Net interest income after provision for losses on loans and leases	5,734	5,549	15,659	16,297

Noninterest income:
Fees on deposits	921	870	2,905	2,658
Gain on sale of loans, net	422	174	1,313	527
Loan servicing income	377	404	1,415	1,171
Commission and insurance income	320	312	951	1,007
Loan fees and service charges	253	202	915	694
Credit card fee income	252	471	931	2,142
Gain on sale of securities, net	—	—	5	—
Other	285	266	1,541	757
	2,830	2,699	9,976	8,956
Noninterest expense:
Compensation and employee benefits	4,307	3,622	12,087	10,443
Other general and administrative expenses	1,404	1,106	4,124	3,451
Occupancy and equipment	585	920	2,295	2,596
Credit card processing expense	318	560	1,034	2,008
Amortization of intangible assets	125	120	375	345
Federal insurance premiums	27	70	82	201
Other	22	53	172	110
	6,788	6,451	20,169	19,154
Income before income taxes	1,776	1,797	5,466	6,099
Income tax expense	667	709	2,097	2,401
Net income	$1,109	$1,088	$3,369	$3,698

Earnings per share:
Basic	$0.33	$0.30	$0.94	$1.01
Diluted	$0.33	$0.29	$0.92	$1.00

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended March 31, 2002

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, June 30, 2001	$48	$15,378	$52,886	$338	$(16,125)	$52,525

Comprehensive income:
Net income	—	—	3,369	—	—	3,369
Net change in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	(67)	—	(67)
Comprehensive income	—	—	3,369	(67)	—	3,302

7,560 shares issued under Director Restricted Stock Plan	—	104	—	—	—	104

Exercise of stock options for 13,272 shares	—	63	—	—	—	63

Cash dividends paid ($0.33 per share) on common stock	—	—	(1,182)	—	—	(1,182)

Purchase of treasury stock	—	—	—	—	(5,043)	(5,043)

Balance, March 31, 2002	$48	$15,545	$55,073	$271	$(21,168)	$49,769

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,369	$3,698
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	2,493	1,574
Depreciation	1,237	1,446
Amortization of premiums and discounts on securities available for sale, net	59	(54)
Amortization of intangible assets	375	345
Amortization of mortgage servicing rights	254	200
Noncash issuance of common stock	104	100
(Decrease) in deferred loan fees	(405)	(220)
Loans originated for resale	(134,257)	(51,131)
Proceeds from the sale of loans	133,310	49,362
(Gain) on sale of loans, net	(1,313)	(527)
Mortgage servicing rights capitalized	(367)	(131)
Realized (gain) on sale of securities, net	(5)	—
Losses and provision for losses on sales of foreclosed real estate and other properties, net	80	7
Loss (gain) on disposal of office properties and equipment, net	8	(11)
Decrease in accrued interest receivable	915	67
(Increase) decrease in prepaid expenses and other assets	(255)	364
(Increase) in deferred income taxes	(1)	(43)
(Decrease) increase in accrued interest payable and other liabilities	(4,797)	37
Net cash provided by operating activities	804	5,083

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and leases purchased	(25,127)	(12,081)
Loans originated and held	(167,166)	(123,436)
Principal collected on loans and leases	224,096	124,874
Mortgage-backed securities available for sale:
Sales	3,948	—
Purchases	(32,232)	—
Repayments	14,970	8,194
Securities available for sale:
Sales and maturities	43,393	16,910
Purchases	(33,338)	(16,993)
Purchase of other investments	(5,000)	—
Proceeds from sale of office properties and equipment	5	17
Purchase of office properties and equipment	(1,214)	(1,500)
Purchase of mortgage servicing rights	(463)	(502)
Purchase of intangible assets	—	(1,203)
Proceeds from sale of foreclosed real estate and other properties, net	1,031	641
Net cash provided by (used in) investing activities	$22,903	$(5,079)

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	$(63,701)	$34,622
Proceeds of advances from Federal Home Loan Bank and other borrowings	11,400	227,081
Proceeds from issuance of preferred securities of subsidiary trust	10,000	—
Payments on advances from Federal Home Loan Bank and other borrowings	(45,089)	(231,895)
Increase in advances by borrowers for taxes and insurance	2,159	3,563
Purchase of treasury stock	(5,043)	—
Proceeds from issuance of common stock	63	18
Cash dividends paid	(1,182)	(1,159)
Net cash provided by (used in) financing activities	(91,393)	32,230

Increase (decrease) in cash and cash equivalents	(67,686)	32,234

Cash and Cash Equivalents
Beginning	84,913	26,417
Ending	$17,227	$58,651

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$22,755	$25,910
Cash payments for income and franchise taxes, net	2,256	1,952

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended March 31, 2002 and 2001

(Dollars in Thousands)

(Unaudited)

NOTE 1.                                                   SELECTED ACCOUNTING POLICIES

Basis of presentation:

The foregoing consolidated financial statements are unaudited.  However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.  Results for any interim period are not necessarily indicative of results to be expected for the year.  The interim consolidated financial statements include the accounts of HF Financial Corp. (the “Company”), its subsidiaries, HomeFirst Mortgage Corp. (the “Mortgage Corp.”), HF Card Services L.L.C. (HF Card Services) and Home Federal Bank (formerly known as Home Federal Savings Bank), (the “Bank”) and the Bank’s subsidiaries.  During the quarter ended December 31, 2001, the Company formed a new subsidiary named HF Financial Capital Trust I (the “Trust”).  See Note 5.  The Bank ceased operation of its subsidiary, Mid-America Service Corporation, during the quarter ended March 31, 2002 with no material affect on the consolidated financial statements.

NOTE 2.                                                   REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its capital requirements at March 31, 2002:

	Amount	Percent
Tier I (core) capital:
Required	$27,344	4.00%
Actual	49,693	7.27
Excess	22,349	3.27
Risk-based capital:
Required.	$43,903	8.00%
Actual	55,996	10.20
Excess	12,093	2.20

NOTE 3.                                                   EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended March 31, 2002 and 2001 was 3,325,629 and 3,680,733, respectively.  The weighted average number of common shares outstanding for the nine month period ended March 31, 2002 and 2001 were 3,568,424 and 3,678,314, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended March 31, 2002 and 2001 was 3,396,927 and 3,715,749, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the nine month period ended March 31, 2002 and 2001 were 3,646,849 and 3,708,124, respectively.

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

	Three Months Ended March 31, 2002
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)

Net interest income	$6,431	$(20)	$(89)	$6,322
Provision for losses on loans and leases	(354)	(234)	—	(588)
Noninterest income	2,234	248	348	2,830
Noninterest expense	(6,032)	(384)	(372)	(6,788)
Income (loss) before income taxes	$2,279	$(390)	$(113)	$1,776

Total assets	$686,096	$3,446	$1,676	$691,218

	Three Months Ended March 31, 2001
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)

Net interest income	$5,570	$(12)	$301	$5,859
(Provision) recoveries for losses on loans and leases	(347)	90	(53)	(310)
Noninterest income	1,891	467	341	2,699
Noninterest expense	(5,301)	(605)	(545)	(6,451)
Income (loss) before income taxes	$1,813	$(60)	$44	$1,797

Total assets	$748,402	$6,069	$9,182	$763,653

	Nine Months Ended March 31, 2002
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)

Net interest income	$18,048	$(18)	$122	$18,152
Provision for losses on loans and leases	(1,420)	(1,073)	—	(2,493)
Noninterest income	7,539	1,621	816	9,976
Noninterest expense	(17,847)	(1,210)	(1,112)	(20,169)
Income (loss) before income taxes	$6,320	$(680)	$(174)	$5,466

Total assets	$686,096	$3,446	$1,676	$691,218

	Nine Months Ended March 31, 2001
	Banking	Credit Card	Other	Total
	(Dollars in Thousands)

Net interest income	$16,890	$159	$822	$17,871
Provision for losses on loans and leases	(1,041)	(437)	(96)	(1,574)
Noninterest income	5,800	2,132	1,024	8,956
Noninterest expense	(15,382)	(2,162)	(1,610)	(19,154)
Income (loss) before income taxes	$6,267	$(308)	$140	$6,099

Total assets	$748,402	$6,069	$9,182	$763,653

NOTE 5.                                                   COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES

On November 28, 2001, the Company issued 10,000 shares totaling $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust I.  The Trust exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of the Trust.  The securities provide for cumulative cash distributions calculated at a rate based on six-month LIBOR plus 3.75% adjusted semi-annually.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond December 8, 2031.  At the end of the deferral period, all accumulated and unpaid distributions will be paid.  The capital securities will be redeemed on December 8, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than December 8, 2006.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

The Company was incorporated under the laws of the State of Delaware in November 1991 for the purpose of owning all of the outstanding stock of the Bank issued in the mutual to stock conversion of the Bank.  The Company acquired all of the outstanding stock of the Bank on April 8, 1992.  In May 1996, the Company formed  HF Card Services and became the owner of 51% of this entity. The Company became the owner of 100% of HF Card Services effective as of July 1998.  In November 2001, the Company formed HF Capital Trust I and became the owner of 100% of this entity (see Note 5).  The activities of the Company itself have no significant impact on the results of operations on a consolidated basis.  Unless otherwise indicated, all activities discussed herein relate to the Company, and its direct and indirect subsidiaries.

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

Financial Condition Data

At March 31, 2002, the Company had total assets of $691.2 million, a decrease of $92.8 million from the level at June 30, 2001.  The decrease in assets was due primarily to a decrease in cash and cash equivalents of $67.7 million, a decrease in loans and leases receivable of $35.2 million and a decrease in securities available for sale of $10.2 million offset by increases in mortgage-backed securities of $13.3 million, prepaid expenses and other assets of $5.3 million and loans held for sale of $2.3 million.  The decrease in liabilities was due primarily to decreases in deposits of $63.7 million, advances from Federal Home Loan Bank (“FHLB”) and other borrowings of $33.7 million and  accrued interest payable of $3.7 million, which was partially offset by increases in the liability for company obligated mandatorily redeemable preferred securities of $10.0 million and advances by borrowers for taxes and insurance of $2.2 million from the levels at June 30, 2001.  In addition, stockholders’ equity decreased from $52.5 million at June 30, 2001 to $49.8 million at March 31, 2002, primarily due to purchases of treasury stock totaling $5.0 million since June 30, 2001.

The decrease in loans and leases receivable of $35.2 million was due primarily to sales, amortization and prepayments of principal exceeding purchases and originations.

The decrease in securities available for sale of $10.2 million was primarily the result of maturities and calls of $43.3 million exceeding purchases of $33.3 million.

The increase in mortgage-backed securities of $13.3 million was primarily the result of purchases of $32.2 million exceeding maturities, sales, calls, amortization and repayments of principal of $18.9 million.

The increase in prepaid expenses and other assets of $5.3 million was primarily due to  the purchase of $5.0 million of other investments.

The $2.3 million increase in loans held for sale was primarily due to an increase in loans originated for sale into the secondary market during the nine months ended March 31, 2002.

The $63.7 million decrease in deposits was primarily due to a decrease in savings accounts of $16.5 million and certificates of deposit of $81.0 million offset by an increase in demand accounts of $7.7 million and money market accounts of $26.1 million.

Advances from the FHLB and other borrowings decreased $33.7 million for the nine month period ended March 31, 2002 primarily due to the paydown of $45.1 million in advances and other borrowings which was offset by additional draws on other borrowings of $11.4 million.

The decrease in accrued interest payable of $3.7 million was primarily the result of the decrease in deposits of $63.7 million.

The liability for company obligated mandatorily redeemable preferred securities of HF Capital Trust I increased $10.0 million for the nine month period  ended March 31, 2002.  See Note 5.

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

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the three and nine months ended March 31, 2002 and 2001 include fees which are considered adjustments to yield.

	THREE MONTHS ENDED MARCH 31,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$539,948	$10,010	7.52%	$568,526	$12,741	9.09%
Mortgage-backed securities	39,649	562	5.75%	48,652	820	6.84%
Other investment securities (2)	68,229	611	3.63%	93,698	1,302	5.64%
FHLB stock	6,332	47	3.01%	6,332	113	7.24%

Total interest-earning assets	$654,158	$11,230	6.96%	$717,208	$14,976	8.47%
Noninterest-earning assets	46,531			39,693
Total assets	$700,689			$756,901

Interest-bearing liabilities:
Deposits:
Checking and money market	$255,935	$774	1.23%	$208,568	$1,965	3.82%
Savings	39,599	99	1.01%	40,953	378	3.74%
Certificates of deposit	253,205	2,812	4.50%	324,096	5,044	6.31%
Total deposits	$548,739	$3,685	2.72%	$573,617	$7,387	5.22%
FHLB advances and other borrowings	70,607	1,008	5.79%	108,948	1,730	6.44%
Company obligated mandatorily redeemable preferred securities of subsidiary trust that solely holds subordinated debentures	10,000	215	8.72%	—	—	0.00%

Total interest-bearing liabilities	$629,346	$4,908	3.17%	$682,565	$9,117	5.42%
Other liabilities	21,313			22,965
Total liabilities	$650,659			$705,530
Equity	50,030			51,371
Total liabilities and equity	$700,689			$756,901

Net interest income; interest rate spread (4)		$6,322	3.79%		$5,859	3.05

Net interest margin (3) (4)			3.92%			3.31%

(1)  Includes interest on accruing loans past due 90 days or more.

(2)  Includes primarily U.S. Government and agency securities and FHLB daily time.

(3)  Net interest margin is net interest income divided by average interest-earning assets.

(4)  Percentages for the three months ended March 31, 2002 and March 31, 2001 have been annualized.

	NINE MONTHS ENDED MARCH 31,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$546,954	$32,746	7.98%	$566,181	$38,714	9.11%
Mortgage-backed securities	40,156	1,859	6.17%	51,353	2,588	6.71%
Other investment securities (2)	89,723	2,437	3.62%	73,674	3,262	5.90%
FHLB stock	6,332	175	3.68%	6,261	279	5.94%

Total interest-earning assets	$683,165	$37,217	7.26%	$697,469	$44,843	8.56%
Noninterest-earning assets	46,774			38,042
Total assets	$729,939			$735,511

Interest-bearing liabilities:
Deposits:
Checking and money market	$235,320	$3,106	1.76%	$195,112	$5,806	3.96%
Savings	38,864	468	1.60%	40,643	1,192	3.91%
Certificates of deposit	290,342	11,475	5.26%	314,636	14,668	6.21%
Total deposits	$564,526	$15,049	3.55%	$550,391	$21,666	5.24%
FHLB advances and other borrowings	85,050	3,800	5.95%	113,528	5,306	6.23%
Company obligated mandatorily redeemable preferred securities of subsidiary trust that soley holds subordinated debentures	5,556	216	5.18%	—	—	0.00%

Total interest-bearing liabilities	$655,132	$19,065	3.87%	$663,919	$26,972	5.41%
Other liabilities	22,287			21,975
Total liabilities	$677,419			$685,894
Equity	52,520			49,617
Total liabilities and equity	$729,939			$735,511

Net interest income; interest rate spread (4)		$18,152	3.39%		$17,871	3.15%

Net interest margin (3) (4)			3.54%			3.41%

(1)  Includes interest on accruing loans past due 90 days or more.

(2)  Includes primarily U.S. Government and agency securities and FHLB daily time.

(3)  Net interest margin is net interest income divided by average interest-earning assets.

(4)  Percentages for the nine months ended March 31, 2002 and March 31, 2001 have been annualized.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2002 vs 2001			2002 vs 2001
	Increase (Decrease) Due to Volume	(Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	(Decrease) Due to Rate	Total Increase (Decrease)
			(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$(585)	$(2146)	$(2731)	$(1315)	$(4653)	$(5968)
Mortgage-backed securities	(140)	(118)	(258)	(564)	(165)	(729)
Other investment securities (2)	(291)	(400)	(691)	711	(1536)	(825)
FHLB stock	—	(66)	(66)	3	(107)	(104)

Total interest-earning assets	$(1016)	$(2730)	$(3746)	$(1165)	$(6461)	$(7626)

Interest-bearing liabilities:
Deposits:
Checking and money market	$295	$(1486)	$(1191)	$1196	$(3896)	$(2700)
Savings	(7)	(272)	(279)	(52)	(672)	(724)
Certificates of deposit	(945)	(1287)	(2232)	(1133)	(2060)	(3193)
Total deposits	(657)	(3045)	(3702)	11	(6628)	(6617)
FHLB advances and other borrowings	(440)	(282)	(722)	(1071)	(435)	(1506)
Company obligated mandatorily redeemable preferred securities of subsidiary trust that solely holds subordinated debentures	—	215	215	—	216	216

Total interest-bearing liabilities	$(1097)	$(3112)	$(4209)	$(1060)	$(6847)	$(7907)

Net interest income			$463			$281

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

	Nonperforming Assets As Of
	March 31, 2002	June 30, 2001
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$456	$723
Commercial real estate	3,706	385
Multi-family	292	—
Commercial business	3,058	3,223
Consumer	690	518
Agriculture	533	373
Mobile homes	47	88
Total	$8,782	$5,310

Accruing loans and leases delinquent more than 90 days:
Multi-family	$—	$304
Commercial business	319	—
Equipment finance leases	377	—
Agriculture	38	23
Credit cards	168	283
Total	$902	$610

Foreclosed assets: (2)
One- to four-family	$358	$203
Consumer	107	105
Mobile homes	41	2
Total	$506	$310

Total nonperforming assets	$10,190	$6,230

Ratio of nonperforming assets to total assets	1.47%	0.79%

Ratio of nonperforming loans and leases to total loans and leases (1)	1.78%	1.02%

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

Nonperforming assets increased to $10.2 million at March 31, 2002 from $6.2 million at June 30, 2001, an increase of $4.0 million.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 1.47% at March 31, 2002 as compared to 0.79% at June 30, 2001.

Nonaccruing loans and leases increased to $8.8 million at March 31, 2002 from $5.3 million at June 30, 2001, an increase of $3.5 million.  Included in nonaccruing loans at March 31, 2002 were nine loans totaling $456,000 secured by one- to four-family real estate, one loan in the amount of $292,000 secured by multi-family real estate, six commercial real estate loans totaling $3.7 million, twenty loans totaling $3.1 million secured by commercial business, three mobile home loans totaling $47,000, forty-five consumer loans totaling $690,000 and five agriculture loans totaling $533,000.  For the three and nine months ended March 31, 2002, an additional $62,000 and $231,000 of interest income, respectively, would have been recognized on loans accounted for on a nonaccrual basis had such loans been current in accordance with their original terms.

At March 31, 2002, the Bank had approximately $10.4 million of other loans of concern that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  These loans were considered in determining the adequacy of the allowance for probable loan losses.  The allowance for probable loan losses is established based on management’s evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.  Although the Company’s management believes that the March 31, 2002 recorded allowance for loan and lease losses was adequate to provide for potential losses on the related loans and leases, there can be no assurance that the allowance existing at March 31, 2002 will be adequate in the future.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Nine Months Ended
	3/31/2002	3/31/2001
	(Dollars in Thousands)

Balance at beginning of period	$6,544	$8,475
Charge-offs:
One- to four-family	(38)	(21)
Commercial real estate	(50)	—
Commercial business	(486)	(250)
Equipment finance leases	(41)	(78)
Consumer	(980)	(787)
Agriculture	(58)	—
Credit cards	(1,512)	(2,678)
Mobile homes	(50)	(31)
Total charge-offs	$(3,215)	$(3,845)

Recoveries:
One- to four-family	$2	$—
Commercial real estate	2	—
Commercial business	37	—
Equipment finance leases	44	—
Consumer	234	211
Agriculture	28	—
Credit cards	124	239
Mobile homes	8	12
Total recoveries	$479	$462

Net (charge-offs)	$(2,736)	$(3,383)

Additions charged to operations	2,493	1,574
Additions from acquisition	—	97

Balance at end of period	$6,301	$6,763

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.50)%	(0.60)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.16%	1.19%

Ratio of allowance for loan losses to nonperforming loans and leases at end of period (1)	65.07%	176.49%

(1) Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The allowance for loan and lease losses was $6.3 million at March 31, 2002 as compared to $6.5 million at June 30, 2001.  The ratio of the allowance for loan and lease losses to total loans and leases was 1.16% at March 31, 2002 and 1.13% at June 30, 2001.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.

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

Comparison of the Three Months Ended March 31, 2002 and March 31, 2001

General.  The Company’s net income increased $21,000 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.  As discussed in more detail below, this increase was due primarily to an increase in noninterest income of $131,000 and decreases in interest expense of $4.2 million and income tax expense of $42,000 offset by a decrease in interest and dividend income of $3.7 million, an increase in provision for losses on loans and leases of $278,000 and an increase in noninterest expense of $337,000.

Interest and Dividend Income.  Interest and dividend income decreased $3.7 million from $15.0 million for the three months ended March 31, 2001 to $11.2 million for the three months ended March 31, 2002.  A $2.7 million decrease in interest and dividend income was the result of the  average yield on interest-earning assets decreasing from 8.47% to 6.96% for the three months ended March 31, 2001 and March 31, 2002, respectively.  In addition, the average balance of interest-earning assets decreased $63.1 million at March 31, 2002 as compared to the same period in the prior fiscal year, which resulted in a $1.0 million decrease in interest and dividend income.

Interest Expense.  Interest expense decreased $4.2 million from $9.1 million for the three months ended March 31, 2001 to $4.9 million for the three months ended March 31, 2002.  A $3.1 million decrease in interest expense was the result of the decrease in the average rate paid on interest-bearing liabilities from 5.42% to 3.17% for the three months ended March 31, 2001 and March 31, 2002, respectively.  In addition, the average balance of interest-bearing liabilities decreased $53.2 million at March 31, 2002 as compared to the same period in the prior fiscal year, which resulted in a $1.1 million decrease in interest expense.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2002 increased $463,000 as compared to the same period in fiscal 2001.  The increase in net interest income reflects an increase in the net interest spread on average earning assets to 3.79% for the three months ended March 31, 2002 from 3.05% for the same period in the prior fiscal year.

During the three months ended March 31, 2002, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand.  In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market.  Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans.  This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans.  As such, the Company anticipates continued increases in its allowance for loan losses.

Provision for Losses on Loans. During the three months ended March 31, 2002, the Company recorded a provision for losses on loans of $588,000 as compared to $310,000 for the three months ended March 31, 2001, an increase of $278,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $2.8 million for the three months ended March 31, 2002 as compared to $2.7 million for the three months ended March 31, 2001, an increase of $131,000.

The increase in net gain on sale of loans of $248,000 was due to increased sales of one- to four-family loans sold into the secondary market as compared to the same period in the prior fiscal year.

The decrease in credit card fee income of $219,000 for the three months ended March 31, 2002 as compared to the same period in fiscal 2001 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from $6.6 million at March 31, 2001 as compared to $4.1 million at March 31, 2002. The fee income represents interchange fees, annual/monthly fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999, which decreased the level of these fees.  Interest income on credit card loans is included in interest income on loans.

Noninterest Expense.  Noninterest expense increased $337,000 as compared to the same period in the prior fiscal year primarily due to increases in compensation and employee benefits of $685,000 and other general and administrative expenses of $298,000 (increases primarily related to three new banking centers) offset by decreases in occupancy and equipment of $335,000 and credit card processing expenses of $242,000.

The Company expects the cost for property and casualty coverage will be increasing at its next renewal date due to the terrorists attacks of September 11, 2001.  The Company has been informed by its property and casualty insurance carrier that  due to terrorist attacks of September 11, 2001, and the resulting unavailability of reinsurance in the market,  insurance contracts will be amended with exclusionary language that will clearly define what is considered war and terrorist activity and excludes coverage for certain war and terrorist actions.  Management believes that these exclusions could have an impact on the Company’s financial performance should an event such as the events of September 11, 2001 take place in the Company’s trade territory.

Income tax expense.  The Company’s income tax expense for the three months ended March 31, 2002 was $667,000 as compared to $709,000 for the three months ended March 31, 2001, a decrease of $42,000. This decrease was primarily due to a decrease in the Company’s effective tax rate from 39.45% to 37.56% for the three months ended March 31, 2001 and March 31, 2002, respectively, due to changes in permanent tax differences.

Comparison of the Nine Months Ended March 31, 2002 and March 31, 2001

General.  The Company’s net income decreased $329,000 for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. As discussed in more detail below, this decrease was due primarily to an increase in the provision for losses on loans and leases of $919,000 and an increase in noninterest expense of $1.0 million which were partially offset by an increase in net interest income of $281,000, an increase in noninterest income of $1.0 million and a decrease in income tax expense of $304,000.

Interest and Dividend Income.  Interest and dividend income decreased $7.6 million from $44.8 million for the nine months ended March 31, 2001 to $37.2 million for the nine months ended March 31, 2002.   A $6.5 million decrease in interest and dividend income was the result of the  average yield on interest-earning assets decreasing from 8.56% to 7.26% for the nine months ended March 31, 2001 and March 31, 2002, respectively.  In addition, the average balance of interest-earning assets decreased $14.3 million at March 31, 2002 as compared to the same period in the prior fiscal year, which resulted in a $1.2 million decrease in interest and dividend income.

Interest Expense.  Interest expense decreased $7.9 million from $27.0 million for the nine months ended March 31, 2001 to $19.1 million for the nine months ended March 31, 2002.  A $6.8 million decrease in interest expense was the result of the decrease in the average rate paid on interest-bearing liabilities from 5.41% to 3.87% for the nine months ended March 31, 2001 and March 31, 2002, respectively.  In addition, the average balance of interest-bearing liabilities decreased $8.8 million at March 31, 2002 as compared to the same period in the prior fiscal year, which resulted in a $1.1 million decrease in interest expense.

Net Interest Income. The Company’s net interest income for the nine months ended March 31, 2002 increased $281,000 to $18.2 million compared to $17.9 million for the same period in fiscal 2001.  The increase in net interest income reflects an increase in the net interest spread on average earning assets to 3.39% for the nine months ended March 31, 2002 from 3.15% for the same period in fiscal 2001.

During the nine months ended March 31, 2002, the Company increased its average balances of commercial and consumer loans. The Company anticipates activity in this type of lending to continue in future years, subject to market demand.  In addition, the Company sells the majority of conventional single-family residential real estate loan originations into the secondary market.  Net interest income is expected to trend upward as a result of this lending activity as interest rate yields are generally higher on these types of loans compared to the yield provided by conventional single-family residential real estate loans.  This lending activity is considered to carry a higher level of risk due to the nature of the collateral and the size of the individual loans.  As such, the Company anticipates continued increases in its allowance for loan losses.

Provision for Losses on Loans. During the nine months ended March 31, 2002, the Company recorded a provision for losses on loans of $2.5 million as compared to $1.6 million for the nine months ended March 31, 2001, an increase of $919,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $10.0 million for the nine months ended March 31, 2002 as compared to $9.0 million for the nine months ended March 31, 2001, an increase of $1.0 million.

The decrease in credit card fee income of $1.2 for the nine months ended March 31, 2002 as compared to the same period in fiscal 2001 is primarily due to a decrease in fees received on unsecured credit cards. This is a result of the credit card portfolio decreasing from $6.6 million at March 31, 2001 as compared to $4.1 million at March 31, 2002. The fee income represents interchange fees, annual/monthly fees, late fees and other miscellaneous fees. This credit card program was initiated in fiscal 1997. The Company ceased credit card applications in March 1999, which decreased the level of these fees.  Interest income on credit card loans is included in interest income on loans.

The increases in loan servicing income of $244,000 and net gain on sale of loans of $786,000 for the nine months ended March 31, 2002 as compared to the same period in the prior fiscal year were primarily due to the package sale of $23.1 million of one- to four-family, 15 and 30 year fixed-rate loans during the quarter ended September 30, 2001.

Other noninterest income increased $784,000 compared to the same period in the prior fiscal year primarily due to a one-time payment of $700,000 in full settlement of an insurance claim for recovery of prior losses.

Noninterest Expense.  Noninterest expense increased $1.0 million as compared to the same period in the prior fiscal year primarily due to increases in compensation and employee benefits of $1.6 million, other general and administrative expenses of $673,000 and other noninterest expense of $62,000 (increases primarily related to  six new banking centers, one branch acquisition, increased activity in mortgage and commercial lending and the purchase of a leasing company) offset by decreases in credit card processing expenses of $974,000 and occupancy and equipment of $301,000. Credit card processing expenses represent costs for collecting loans and servicing credit cards for the unsecured credit card program.

The Company expects the cost for property and casualty coverage will be increasing at its next renewal date due to the terrorists attacks of September 11, 2001.  The Company has been informed by its property and casualty insurance carrier that  due to terrorist attacks of September 11, 2001, and the resulting unavailability of reinsurance in the market,  insurance contracts will be amended with exclusionary language that will clearly define what is considered war and terrorist activity and excludes coverage for certain war and terrorist actions.  Management believes that these exclusions could have an impact on the Company’s financial performance should an event such as the events of September 11, 2001 take place in the Company’s trade territory.

Income tax expense.  The Company’s income tax expense for the nine months ended March 31, 2002 was $2.1 million as compared to $2.4 million for the nine months ended March 31, 2001, a decrease of $304,000. This decrease was primarily due to the decrease in the Company’s pretax income from $6.1 million to $5.5 million and the decrease in the effective tax rate from 39.37% to 38.36% for the nine months ended March 31, 2001 and March 31, 2002, respectively, due to changes in permanent tax differences.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, FHLB advances and prepayments of loan principal and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, and short-term investments.  While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.  Excess balances are invested in overnight funds.

Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  During the nine months ended March 31, 2002, the Bank paid down FHLB advances and decreased its borrowings with the FHLB by $37.5 million.  See “Financial Condition Data” for further discussion.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At March 31, 2002, the Bank had outstanding commitments to originate or purchase mortagage and commercial loans of $28.0 million and to sell mortgage and commercial loans of $14.7 million.  At March 31, 2002, the Bank had no outstanding commitments to purchase or sell securities available for sale.

Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short term liquidity purposes.  See “Financial Condition Data” for further analysis.

The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on April 22, 2001 may be acquired through April 30, 2002.  A total of 73,400 shares of common stock were purchased pursuant to this program during the nine months ended March 31, 2002.  In addition, the Company repurchased a block of 340,421 shares of its common stock in a private transaction completed on February 13, 2002.  The Company approved a new stock buy back program in which up to 10% of the common stock of the Company outstanding on May 1, 2002 may be acquired through April 30, 2003.  No shares of common stock have been purchased pursuant to the new program.

On November 28, 2001, the Company issued 10,000 shares totaling $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust I.  The Trust exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of the Trust.  The securities provide for cumulative cash distributions calculated at a rate based on six-month LIBOR plus 3.75% adjusted semi-annually.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond December 8, 2031.  At the end of the deferral period, all accumulated and unpaid distributions will be paid.  The capital securities will be redeemed on December 8, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than December 8, 2006.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at March 31, 2002, the Bank met all current capital requirements.

The Office of Thrift Supervision (“OTS”) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks.  The OTS core capital requirement is 4% of total adjusted assets.  The Bank had core capital of 7.27% at March 31, 2002.

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

As of September 30, 2001, under a rate shock scenario of plus/minus 200 basis points (“bp”), the Bank’s pre-shock NPV ratio (NPV as a % of PV of assets) was estimated in the OTS model to be 9.80%.  The post-shock NPV ratio (worst case scenario being a decrease of 200 bp in market interest rates) was estimated to be 8.92%, a decline of 88bp.  As of December 31, 2001, the most recent report available, the post-shock NPV ratio (worst case scenario being a decrease of 100 bp in market interest rates) was estimated to be 10.12%, a decrease of 55bp from the pre-shock NPV ratio estimate of 10.67%.

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

Item 5.

Other Information

The Company entered into an  addendum to an agreement with Commercial Federal Bank regarding the Company’s intention to purchase certain Minnesota locations of Commercial Federal.  After additional review, the Company decided not to continue with the purchase and assumption transaction and the addendum reflects the terms whereby the Company will be released upon regulatory approval of the new buyer and payment of $50,000 for Commercial Federal costs.

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

HF Financial Corp.

(Registrant)

Date:	May 13, 2002	by	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Duly Authorized Officer)

Date:	May 13, 2002	by	/s/ Darrel L. Posegate
Darrel L. Posegate, Senior Vice President
And Chief Financial Officer
(Principal Financial and Accounting Officer)