Form 10-K
period 2002-06-30
HF FINANCIAL CORP
filed 2002-09-27
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-19972

HF FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware

46-0418532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 South Main Avenue, Sioux Falls, South Dakota	57104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (605) 333-7556

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

YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of September 16, 2002 there were 3,329,412 issued and outstanding shares of the Registrant’s Common Stock.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 16, 2002 was $39.5 million (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 2002 Annual Meeting of Stockholders.

Forward-Looking Statements

This Form 10-K and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, contain “forward-looking statements” that deal with future results, expectations, plans and performance.  In addition, the Company’s management may make forward-looking statements orally to the media, securities analysts, investors or others.  These forward-looking statements might include one or more of the following:

*                 Projections of income, loss, revenues, earnings or losses per share, dividends, capital expenditures, capital structure, tax benefit or other financial items.

*                 Descriptions of plans or objectives of management for future operations, products or services and transactions.

*      Forecasts of future economic performance.

*      Descriptions of assumptions underlying or relating to such matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

Forward-looking statements about the Company’s expected financial results and other plans are subject to certain risks, uncertainties and assumptions.  These include, but are not limited to, possible legislative changes and adverse economic, business and competitive developments, such as shrinking interest margins; deposit outflows; reduced demand for financial services and loan products; changes in accounting policies or guidelines, or in monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan portfolios; the ability or inability to successfully enter into a definitive agreement for and close anticipated transactions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; or other significant uncertainties.

Forward-looking statements speak only as of the date they are made.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

Item 1.  Business

This section should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 8, “Financial Statements and Supplementary Data”.

The Company

HF Financial Corp. (the “Company”), a unitary thrift holding company, was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Savings Bank, now known as Home Federal Bank, (“Home Federal” or the “Bank”) issued in the mutual to stock conversion of Home Federal (the “Conversion”).  The Company acquired all of the outstanding stock of the Bank on April 8, 1992.  The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law.  Unless otherwise indicated, all matters discussed in this Form 10-K relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank.  See “Subsidiary Activities” for further information on the Company’s and Bank’s subsidiary operations.

The executive offices of the Company and its direct and indirect subsidiaries are located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.  The Company’s telephone number is (605) 333-7556.  The Company’s and Bank’s website is located at www.homefederal.com.  Information on this website does not constitute part of this Form 10-K.

The Bank

Home Federal was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota.  Effective July 1, 2001, the Bank began operating under the name Home Federal Bank.  The Bank provides full-service consumer and commercial business banking, including an array of financial products, to meet the needs of its market place.  The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential, commercial business, consumer, multi–family, commercial real estate, construction and agricultural loans.  The Bank’s consumer loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans.  The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments.  Home Federal does not hold any non–investment grade bonds (i.e., “junk bonds”).  The Bank receives loan servicing income on loans serviced for others and commission income from credit-life insurance on consumer loans.  The Bank, through its wholly-owned subsidiaries, offers annuities, health, life, hazard and other insurance products and equipment leasing services.  At June 30, 2002, the Company had an investment in the Bank of $59.0 million.  The Bank had income from continuing operations after taxes of $5.3 million for the 2002 fiscal year.

The Bank’s deposits are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”), administered by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to primary regulation and examination by the Office of Thrift Supervision (“OTS”).

Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.  The primary reporting segment is the Bank.  The Company’s reportable segments do not meet requirements for separate presentation in the consolidated financial statements or notes thereto under accounting principals generally accepted in the United States of America (“GAAP”).

Subsidiary Activities

In addition to the Bank, the Company had three other wholly-owned subsidiaries as of June 30, 2002:  HF Card Services, LLC (“HF Card”), HomeFirst Mortgage Corp. (the “Mortgage Corp.”) and HF Capital Trust I (“Trust I”).

HF Card, a South Dakota limited liability company, was established in May 1996 to provide secured, partially-secured and unsecured credit cards nationwide.  The Company announced the discontinuance of the subprime credit card operation in June 2002.  At June 30, 2002, the Company had a negative investment in HF Card of $10.6 million.  HF Card had a net loss from discontinued operations before taxes of $3.0 million for the 2002 fiscal year, including the write down of the credit card loans to estimated net realizable value.

HF Card ceased processing subprime credit card applications in March 1999 and has been managing the portfolio from a balance of $18.1 million at June 30, 1999, to the remaining balance of $3.8 million at June 30, 2002. The Company is negotiating the sale of the remaining receivables to a third party.  As of June 30, 2002, the Company had not entered into a definitive agreement for the sale of the remaining receivables. The Company estimated the net realizable value of the credit card portfolio based on estimates from a third party.  The actual sale of the receivables and liquidation of HF Card is expected to take place in the first half of fiscal 2003.  Results of this discontinuance have been segregated from continuing operations of the Company.  The Company intends to dissolve HF Card upon liquidation.  See Note 2 of  “Notes to Consolidated Financial Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on discontinued operations.

The Mortgage Corp. is a South Dakota corporation that, until the fall of 1998, was engaged in the business of originating one- to four- family residential loans which were sold into the secondary market.  At June 30, 2002, the Company had a $1,000 investment in the Mortgage Corp.  The Mortgage Corp. is not currently engaged in any business activity.  The Mortgage Corp. had income from continuing operations before tax of $51,000 for the 2002 fiscal year due to operations of its wholly-owned subsidiary, Mid America Capital Services, Inc. (“Mid America Leasing”), during the first quarter of fiscal 2002.  In September 2001, due to regulations on funding operations of a subsidiary, the Mortgage Corp. assigned all of the stock in Mid America Leasing to the Bank.

In November 2001, the Company formed Trust I.  Trust I exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust I.  At June 30, 2002, the Company had a $310,000 investment in Trust I.  Trust I had no income before tax for the 2002 fiscal year.

In July 2002, the Company formed HF Capital Trust II (“Trust II”).  Trust II exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust II.  See Note 21 of “Notes to Consolidated Financial Statements” for further information on this subsequent event.

As a federally chartered thrift institution, the Bank is permitted by OTS regulations to invest up to 2.00% of its assets in the stock of, or loans to, service corporation subsidiaries.  The Bank may invest an additional 1.00% of its assets in service corporations where such additional funds are used for inner–city or community development purposes.  The Bank currently has less than 1.00% of its assets in investments in its subsidiary service corporations as defined by the OTS.  In addition to investments in service corporations, the Bank is permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage in directly.

The Bank has four wholly-owned subsidiaries, Hometown Insurors, Inc. (“Hometown”), Mid America Leasing, Mid–America Service Corporation (“Mid–America”) and PMD, Inc. (“PMD”).

Hometown, a South Dakota corporation located in Sioux Falls, South Dakota, provides a full line of insurance products to customers of the Bank and members of the general public in the Bank’s market area.  Insurance products offered by Hometown include annuities and life, health, homeowners, and auto insurance and, to a lesser extent, certain commercial-related insurance products.  The Bank had an investment in Hometown of $219,000 at June 30, 2002.  Hometown had income from continuing operations before tax of $13,000 for the 2002 fiscal year.  Hometown obtains its funding via a line of credit from the Bank.  Banking regulations do not limit the amount of funding provided to a subsidiary.  As of June 30, 2002, the Bank had advanced $200,000 on an approved line of credit of $200,000.  Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

Mid America Leasing, a South Dakota corporation located in Sioux Falls, South Dakota, specializes in equipment finance leasing.  At June 30, 2002, the Bank had a $3.0 million investment in Mid America Leasing.  Mid America Leasing had income from continuing operations before tax of $188,000 for the 2002 fiscal year.  Mid America Leasing Co. obtains its funding via a line of credit from the Bank.  Banking regulations do not limit the amount of funding provided to a subsidiary.  As of June 30, 2002, the Bank had advanced $19.6 million on an approved line of credit of $20.0 million.  Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

Mid-America is a South Dakota corporation that, until the third quarter of fiscal 2002, provided residential appraisal services to Home Federal and other lenders in the Bank’s market area.  The cessation of operations of Mid-America had no material effect on the consolidated financial statements.  At June 30, 2002, the Bank had a $1,000 investment in Mid–America.  Mid-America is not currently engaged in any business activity.  Mid–America had income from continuing operations before tax of $4,000 for the 2002 fiscal year.

PMD, a South Dakota corporation located in Sioux Falls, South Dakota, is engaged in the business of buying, selling and managing repossessed real estate properties.  At June 30, 2002, the Bank had a $1,000 investment in PMD.  PMD had no activity during fiscal year 2002.

Market Area

Based on total assets at June 30, 2002, Home Federal is the largest thrift institution headquartered in South Dakota.  The Bank has a total of 33 banking centers in its market area and 1 internet branch located at www.homefederal.com.  The Bank’s primary market area includes communities located in eastern and central South Dakota, including the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Hartford, Canton, Parker, Lennox, Mitchell, Aberdeen, Mobridge, Brookings, Redfield, Dakota Dunes, Colman, Crooks, Watertown and Yankton.  During August 2000, the Bank expanded its market area to include a branch in Marshall, Minnesota.  The Bank’s immediate market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms.  The internet branch allows access to customers nationwide.

Mid America Leasing provides services to customers nationwide.

Lending Activities

General.  The Bank originates fixed-rate and adjustable-rate (“ARM”) loans secured by one- to four-family residences.  The Bank originates ARM loans and short-term loans primarily for retention in its portfolio in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities than fixed-rate mortgage loans.  The Bank has continued to originate fixed–rate mortgage loans in response to customer demand.  The Bank has generally sold one- to four-family loans with maturities of 15 years or greater into the secondary market with servicing released.  On occasion, the Bank has retained 15-year fixed-rate loans in its loan portfolio to maintain appropriate asset levels.  The Bank’s one– to four–family loans are primarily secured by homes located in its market area in South Dakota and Minnesota.

The Bank also originates consumer, multi–family residential and commercial real estate, construction, agricultural and commercial business loans in its primary market area.  The Bank originates residential and non-owner occupied construction loans that are presold to borrowers or held for sale by local builders and, on few occasions, makes land acquisition and development loans.  See the Loan and Lease Portfolio Composition tables immediately following this section for further detail.

One– to Four–Family Residential Mortgage Lending.  Residential loan originations of this type are generated by the Bank’s marketing efforts, its present customers, walk–in customers and referrals from real estate brokers and builders.  The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences.

The Bank currently makes 15– and 30–year fixed- and adjustable–rate one- to four–family residential mortgage loans in amounts up to 95.00% of the appraised value of the collateral property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank’s exposure at or below the 80.00% level.  The Bank currently offers an ARM loan which has a fixed rate for the initial 3 to 5 years and converts to a one–year ARM loan for the remainder of the life of the loan.  The Bank also offers a one–year ARM loan with a rate below the Bank’s then current fixed–rate loan for a comparable 15- or 30–year term loan.  These loans provide for an annual cap and a lifetime cap at a set percent over the fully–indexed rate.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank’s cost of funds.

In addition, the Bank offers a 30–year balloon loan which has a fixed–rate for the first 5 or 7 years of the loan term.  At the end of the five– or seven–year period, the loan converts to a 23– or 25–year fixed–rate loan at the then current market rate provided that the borrower qualifies at the new rate.  If the borrower fails to qualify at the new rate, the loan becomes payable in full.  These loans are underwritten to conform to secondary market standards.

The Bank also offers fixed–rate 15– through 30–year mortgage loans that conform to secondary market standards. Interest rates charged on these fixed–rate loans are competitively priced on a daily basis according to market conditions.  Residential loans generally do not include prepayment penalties.

The Bank also originates fixed–rate one– to four–family mortgage loans through the South Dakota Housing Development Authority (“SDHDA”) program.  These loans generally have terms not to exceed 30 years and are either insured by the Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) or private mortgage insuror and must have no more than a 80.00% loan to value ratio.  The Bank receives an origination fee of 1.00% of the loan amount from the borrower and a servicing fee generally 0.38% from the SDHDA for these services.  The Bank is the largest servicer of loans for the SDHDA.  At June 30, 2002, the Bank serviced $444.8 million of mortgage loans for the SDHDA.  See Note 6 of “Notes to Consolidated Financial Statements” for information on loan servicing.

In underwriting one– to four–family residential real estate loans, Home Federal evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Property securing real estate loans made by Home Federal is appraised by an appraiser pursuant to its appraisal policy.  Home Federal requires borrowers to obtain title, fire and casualty insurance in an amount not less than the amount of the loan.  Real estate loans originated by the Bank contain a “due–on–sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the collateral property.

Commercial Business Lending.  In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates commercial loans to local businesses.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Risk Management.”    Home Federal’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment and business expansion within the Bank’s market area.  Generally, Home Federal’s commercial business loans have been to borrowers in its primary lending areas.  The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration (“SBA”) of which a portion of such loans are also guaranteed in part by the SBA.  The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans.  In the future, Home Federal anticipates continued expansion and emphasis of its commercial business lending, subject to market conditions and the Home Owners’ Loan Act (“the HOLA”) restrictions.  Interest rates on commercial business loans adjust or float with a designated national index plus a specified margin.  See “Regulation—Business Activities” for HOLA restrictions.

Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Bank’s commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Whenever possible, all of the Bank’s commercial business loans include personal guarantees.  In addition, on major loans, the loan officer will perform on site visits, obtain financial statements and perform a financial review of the loan.

Multi–Family and Commercial Real Estate Lending.  The Bank engages in multi–family and commercial real estate lending primarily in South Dakota and the adjoining mid–western states.  These lending activities may include existing property or new construction development or purchased loans.

Loans secured by multi–family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one– to four–family residential mortgage loans. Because payments on loans secured by multi–family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. In addition, loans secured by property outside of the Company’s immediate market area may contain a higher degree of risk due to the fact that the Company may not be as familiar with market conditions where such property is located.  The Company does not have a material concentration of multi-family or commercial real estate loans outside of its immediate market area.

The Bank presently originates adjustable–rate, short-term balloon payment, fixed-rate multi-family and commercial real estate loans.  The Bank’s multi–family and commercial real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, churches, motels, office buildings, strip shopping centers and nursing homes.  The terms of such loans are negotiated on a case by case basis.  Commercial real estate loans generally have terms that do not exceed 25 years.  The Bank has a variety of rate adjustment features, call provisions and other terms in its multi–family and commercial real estate loan portfolio.  Generally, the loans are made in amounts up to 80.00% of the appraised value of the collateral property and with debt service coverage ratios of 115.00% or higher.  The debt service coverage is the ratio of net cash from operations before payment of debt service.  However, these percentages may vary depending on the type of security and the guarantor.  Such loans provide for a negotiated margin over a designated index which is generally the one- to five-year Treasury Note Rate.  The Bank analyzes the financial condition of the borrower, the borrower’s credit history, the borrower’s prior record for producing sufficient income from similar loans, references and the reliability and predictability of the net income generated by the property securing the loan.  The Bank generally requires personal guarantees of borrowers.  Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan.  The sale of participation interests in a loan are necessitated by the amount of the loan or the limitation of Loans to One Borrower.  See “Regulation-Business Activities” for a discussion of the Loans to One Borrower rule.  In return for servicing these loans for the participants, the Bank generally receives a fee of 0.25% to 0.38%.  Also, income is received at loan closing from loan fees and discount points.  Appraisals on properties securing multi–family and commercial real estate loans originated by the Bank are performed by appraisers approved pursuant to the Bank’s appraisal policy.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) includes a provision that limits the Bank’s non–residential real estate lending (i.e., commercial real estate lending, other than lending on certain multi–family residences) to no more than four times its total capital.  This maximum limitation, which at June 30, 2002 was $236.18 million, has not materially limited the Bank’s lending practices.  See “Regulation-Regulatory Capital Requirements.”

Under FIRREA, the maximum amount which Home Federal may lend to any one borrower is 15.00% of Home Federal’s unimpaired capital and surplus or $8.7 million at June 30, 2002.  Loans in an amount equal to an additional 10.00% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral.  See “Regulation-Business Activities” for a discussion of the Loans to One Borrower rule.

Construction and Development Lending.  The Bank makes construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers for the construction of one– to four–family residences and condominiums and the development of one– to four–family lots in the Bank’s primary market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs 6 to 12 months.  These construction loans have rates and terms which match the one– to four–family permanent loans offered by the Bank.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

The Bank also makes loans to developers for the purpose of developing one– to four–family lots.  These loans typically have terms of one year and carry floating interest rates based on a national designated index.  Loan commitment and partial release fees are charged.  These loans generally provide for the payment of interest and loan fees from loan proceeds.  The principal balance of these loans is typically paid down as lots are sold.  At June 30, 2002, the Bank had $6.8 million of development loans included in its construction and development loan portfolio.

Builder construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from the Bank as well as broker referrals and direct solicitations of developers and builders.  The application process includes a submission to the Bank of plans, specifications and costs of the project to be constructed or developed.  These items are used as a basis to determine the appraised value of the subject property.  Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

The Bank makes loans for the construction of multi–family residential properties.  Such loans are generally made at adjustable rates which adjust periodically based on the appropriate Treasury Note maturity.  At June 30, 2002, all of the Bank’s construction loans were performing in accordance with their terms.

Construction loans are generally originated with a maximum loan–to-value ratio of 80.00% and land development loans are generally originated with a maximum loan–to–value ratio of 60.00%, based upon an independent appraisal.  Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan–to–value ratios and the likelihood of ultimate success of the project.  Construction and development loans to borrowers other than owner occupants also involve many of the same risks discussed above regarding multi–family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property, or for larger projects, both an appraisal and a study of the feasibility of the proposed project.  The Bank’s construction loan policy provides for the inspection of properties by independent in–house and outside inspectors at the commencement of construction and prior to disbursement of funds during the term of the construction loan.

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

Loans secured by second mortgages, together with loans secured by all prior liens, are limited to 100% or less of the appraised value of the property securing the loan and generally have maximum terms that do not exceed 10 to 15 years.

The student loans originated by Home Federal are guaranteed as to principal and interest by the South Dakota Education Assistance Corporation.  Upon the student nearing graduation, Home Federal sells such student loans with servicing rights released.

Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.  Home Federal offers both open– and closed–end credit.  Overdraft lending is extended through lines of credit that are tied to a checking account.  The credit lines generally bear interest at 18.00% and are generally limited to no more than $2,000.  Loans secured by deposit accounts at the Bank are currently originated for up to 90.00% of the account balance (although historically the Bank has loaned up to 100.00% of the account balance), with a hold placed on the account restricting the withdrawal of the account balance.  The interest rate on such loans is typically equal to 2.00% above the contract rate.

The underwriting standards employed by the Bank for consumer loans, including mobile home loans, include an application, a determination of the applicant’s payment history on other debts, and an assessment of the ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as mobile homes, automobiles or boats.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Agricultural Loans.  In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates agricultural loans through its agricultural division.  The agricultural division offers loans to its customers such as: (1) operating loans which are used to fund operating expenses which typically have a one year term and are indexed to the national prime rate; (2) term loans on machinery, equipment and breeding stock that may have a term up to 7 years and require annual payments; (3) agricultural farmland term loans which are used to fund land purchases or refinances; and (4) specialized livestock loans to fund facilities and equipment for confinement enterprises; (5) loans to fund ethanol plant development.  Agriculture real estate loans typically will have personal guarantees, a first lien on the real estate, interest rates adjustable to the national prime rate or Treasury Note rates, and annual, quarterly or monthly payments.  Operating and term loans are secured by farm chattels (crops, livestock, machinery, etc.) the operating assets of the borrower.  The Bank also originates agricultural loans directly and through programs sponsored by the Farmers Service Agency (“FSA”) of which a portion of such loans are also guaranteed in part by the FSA.

Loan customers are required to supply current financial statements, tax returns for the past 3 to 5 years, and cash flow projections which are updated on an annual basis.  In addition, on major loans, the loan officer will perform an annual farm visit, obtain financial statements and perform a financial review of the loan.

Leasing Activities

General. Through its wholly-owned subsidiary, Mid America Leasing, the Bank originates commercial and municipal leases.  These products have a fixed interest rate for the duration of the lease with terms typically ranging from 24 - 60 months.  The leases generally are 100.00% financed with usually only the first or first and last months’ payments due at lease inception.  As a result of the 100.00% financing and fixed interest rate the yield on leases is higher than similar type lending products.

Leases are originated generally in an eight-state area in the upper Midwest but originations can and have expanded nationwide.  All leases are secured by the equipment leased, with personal guaranties normally obtained on commercial leases.

Commercial Leases.   In order to support the Bank and its customers and to improve the yield of its assets,  Mid America Leasing originates commercial leases to customers primarily in the upper Midwest.  The Bank offers three types of commercial leases: capital, tax and Terminal Rental Adjustment Clause leases (“TRAC”).  TRAC is for larger titled equipment only such as semi-tractors and trailers.  Leases may be structured with a contracted residual of as little as $1.00 up to 20.00% of the equipment cost.  Leases encompass a wide variety of equipment for a variety of commercial uses.   The customer base tends to be small- to medium-sized businesses that view leasing as another financing option that augments their overall operation.  Repayment terms tend to be monthly in nature.

As with commercial loans, commercial leases typically are made on the basis of the borrower’s ability to make repayment from the cash flow of their business.  As a result, the availability of funds for the repayment of commercial leases may be substantially dependent on the success of the business itself.  The collateral securing the leases will generally depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Municipal Leases.   The Bank also originates leases to municipal entities such as cities, counties, and public schools.  The lessee must be a political subdivision of the state in order to qualify as a municipal lease.   Because the interest income earned on this type of lease is exempt from federal income taxes, the rate offered to the municipality is usually substantially lower than a comparable commercial lease.  Repayment terms generally tend to be on an annual or semi-annual basis coinciding with the municipality’s tax receipts.  Residuals are $1.00 for municipal leases.

Repayment is based on the municipality’s ability to levy and collect taxes.  Assuming the municipality has a bond rating, that, along with audited financial statements, are the basis for the lease.  On larger leases, bond ratings will be reviewed annually as well as financial statements.

Loan and Lease Portfolio Composition.  The following table sets forth information concerning the composition of the Company’s loan and lease portfolio from continuing operations in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	At June 30,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Real Estate Loans:
One- to four-family (1)	$79,074	13.78%	$124,951	21.71%	$134,014	23.62%	$138,238	27.29%	$131,062	29.94%
Multi-family	56,952	9.92	44,378	7.71	44,793	7.89	47,283	9.33	54,560	12.46
Commercial	89,111	15.53	73,720	12.81	68,556	12.08	59,061	11.66	38,002	8.68
Agricultural	12,722	2.22	12,753	2.21	11,669	2.06	8,714	1.72	5,035	1.15
Construction and development	12,738	2.22	28,419	4.94	35,511	6.26	19,696	3.89	12,804	2.93
Total real estate loans	250,597	43.67	284,221	49.38	294,543	51.91	272,992	53.89	241,463	55.16

Other Loans and Leases:
Consumer Loans:
Mobile home	2,365	0.41	3,920	0.68	5,676	1.00	8,115	1.60	11,152	2.55
Automobiles	84,782	14.77	78,082	13.57	81,092	14.29	74,255	14.66	66,044	15.09
Deposit account	1,597	0.28	1,917	0.33	2,360	0.42	2,117	0.42	2,167	0.50
Student	7,340	1.28	6,831	1.19	7,146	1.26	6,996	1.38	6,986	1.60
Junior liens on mortgages	73,680	12.84	61,397	10.67	56,243	9.91	46,556	9.19	41,599	9.50
Other	8,529	1.49	10,939	1.90	11,570	2.04	12,304	2.43	15,944	3.64
Total consumer loans	178,293	31.07	163,086	28.34	164,087	28.92	150,343	29.68	143,892	32.88

Commercial business	95,462	16.63	97,362	16.92	87,137	15.36	62,315	12.30	41,068	9.38
Equipment finance leases	22,834	3.98	10,509	1.82	—	0.00	—	0.00	—	0.00
Agricultural	26,707	4.65	20,370	3.54	21,597	3.81	20,896	4.13	11,292	2.58

Total other loans and leases	323,296	56.33	291,327	50.62	272,821	48.09	233,554	46.11	196,252	44.84

Total gross loans and leases	573,893	100.00%	575,548	100.00%	567,364	100.00%	506,546	100.00%	437.715	100.00%

Less:
Loans in process	(4,678)		(3,853)		(17,374)		(7,487)		(5,199)
Deferred fees and discounts	504		(133)		(356)		(1,073)		(1,514)
Allowance for losses	(4,461)		(5,509)		(5,499)		(4,518)		(4,021)
Total loans and leases receivable, net	$565,258		$566,053		$544,135		$493,468		$426,981

(1)   Includes one- to four-family loans held for sale.

The following table shows the composition of the Company’s loan and lease portfolio from continuing operations by fixed- and adjustable-rate at the dates indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	At June 30,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Fixed-Rate Loans and Leases:
Real Estate:
One- to four-family (1)	$45,804	7.98%	$78,350	13.61%	$84,478	14.89%	$95,228	18.80%	$69,679	15.92%
Multi-family, commercial & construction	44,842	7.81	39,752	6.91	36,552	6.44	30,954	6.11	19,729	4.51
Agricultural	1,305	0.23	3,433	0.60	2,843	0.50	1,505	0.30	157	0.04
Total real estate loans	91,951	16.02	121,535	21.12	123,873	21.83	127,687	25.21	89,565	20.47

Consumer (including mobile home loans)	127,488	22.21	125,955	21.88	130,770	23.05	121,814	24.05	116,409	26.59
Agricultural	5,596	0.98	6,007	1.04	7,632	1.35	4,897	0.97	825	0.19
Equipment finance leases	22,834	3.98	10,509	1.82	—	0.00	—	0.00	—	0.00
Commercial business	21,463	3.74	25,983	4.52	25,474	4.49	16,675	3.29	9,323	2.13
Total fixed-rate loans and leases	269,332	46.93	289,989	50.38	287,749	50.72	271,073	53.52	216,122	49.38

Adjustable-Rate Loans:
Real estate:
One- to four-family	33,270	5.80	46,601	8.10	49,536	8.73	43,010	8.49	61,383	14.02
Multi-family, commercial & construction	113,959	19.86	106,765	18.55	112,308	19.80	95,086	18.77	85,637	19.57
Agricultural	11,417	1.99	9,320	1.62	9,558	1.68	7,209	1.42	4,878	1.11
Total real estate loans	158,646	27.65	162,686	28.27	171,402	30.21	145,305	28.68	151,898	34.70

Consumer (including mobile home loans)	50,805	8.85	37,131	6.45	33,317	5.87	28,529	5.63	27,483	6.28
Agricultural	21,111	3.68	14,363	2.50	13,233	2.33	15,999	3.16	10,467	2.39
Commercial business	73,999	12.89	71,379	12.40	61,663	10.87	45,640	9.01	31,745	7.25
Total adjustable-rate loans	304,561	53.07	285,559	49.62	279,615	49.28	235,473	46.48	221,593	50.62

Total loans and leases	573,893	100.00%	575,548	100.00%	567,364	100.00%	506,546	100.00%	437,715	100.00%

Less:
Loans in process	(4,678)		(3,853)		(17,374)		(7,487)		(5,199)
Deferred fees and discounts	504		(133)		(356)		(1,073)		(1,514)
Allowance for loan losses	(4,461)		(5,509)		(5,499)		(4,518)		(4,021)

Total loans and leases receivable, net	$565,258		$566,053		$544,135		$493,468		$426,981

(1)   Includes one- to four-family loans held for sale.

The following schedule illustrates the scheduled principal contractual repayments of the Company’s loan and lease portfolio from continuing operations at June 30, 2002.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family (1)	Multi- Family	Commercial	Agricultural	Construction & Development	Consumer (2)	Commercial Business (3)	Agricultural	Total
	(Dollars in Thousands)
Less than 1 year	$2,158	$3,525	$8,094	$1,281	$2,043	$44,954	$56,289	$19,033	$137,377
1 to 5 years	10,296	16,916	46,414	6,097	4,484	131,482	47,281	7,273	270,243
Greater than 5 years	66,620	36,511	34,603	5,344	6,211	1,857	14,726	401	166,273
Total	$79,074	$56,952	$89,111	$12,722	$12,738	$178,293	$118,296	$26,707	$573,893

(1)   Includes one- to four-family loans held for sale.

(2)   Includes demand loans, loans having no stated maturity and overdraft loans.

(3)   Includes equipment finance leases.

The total amount of loans due after June 30, 2003 which have predetermined interest rates is $233.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $202.9 million.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their average contractual terms because of prepayments.  In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.  One- to four-family mortgage loans have prepaid significantly due to the effect of lower mortgage rates during the last year.

Nonperforming Assets and Classified Loans

Nonperforming Assets.  See “Asset Quality” under Management’s Discussion and Analysis for discussion.

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated “special mention” by management.

When the Bank classifies problem assets as “loss, “ it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge–off such amount.  The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association’s Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of management’s monthly review of its assets, at June 30, 2002, the Bank had criticized $9.0 million of its assets as special mention (including certain loans discussed in this Form 10-K) and the Bank had classified $18.9 million as substandard (including certain loans discussed in this Form 10-K), and approximately $4.4 million as doubtful.  See “Asset Quality” under Management’s Discussion and Analysis for further discussion.

Allowance for Loan and Lease Losses. See “Application of Critical Accounting Policies” and “Asset Quality” under Management’s Discussion and Analysis for discussion.

Investment Activities

Home Federal is required under OTS regulation to maintain a sufficient amount of liquid assets.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed by management adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  As of June 30, 2002, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 4.78%. See “Regulation–Liquidity.”

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

Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

At June 30, 2002, the Company’s  investments in mortgage-backed securities totaled $59.7 million, or 8.3% of its total assets. As of such date, the Bank also had a $6.3 million investment in the stock of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”) in order to satisfy the FHLB of Des Moines’ requirement for membership.  It is the Bank’s general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues rated investment grade.

The composition and maturities of the investment securities portfolio, excluding equity securities and mortgage-backed securities, are indicated in the following table.

	At June 30, 2002
	Less than 1 Year Amortized Cost	1 to 5 Years Amortized Cost	5 to 10 Years Amortized Cost	Over 10 Years Amortized Cost	Total Investment Securities
					Amortized Cost	Fair Value
	(Dollars in Thousands)
Federal agency obligations and corporations	$4,200	$9,000	$999	$5,000	$19,199	$19,465
Tax exempt bonds	630	2,764	—	115	3,509	3,589
Total investment securities	$4,830	$11,764	$999	$5,115	$22,708	$23,054

Weighted average yield	6.10%	4.58%	6.02%	3.75%	4.78%

The Company’s investment securities portfolio at June 30, 2002 did not contain securities in excess of 10% of the Company’s stockholders’ equity, excluding those issued by the United States Government or its agencies.  The Company’s investment securities portfolio also did not contain non–investment grade or other corporate debt securities (i.e., “junk bonds”).  In addition, the Company does not invest in derivatives as defined by the Financial Accounting Standards Board.

Home Federal’s investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors.  Investments may be made by the Bank’s officers within specified limits and approved in advance by the Board of Directors for transactions over these limits.  At the present time, the Bank does not have any investments that are held for trading purposes.  At June 30, 2002, the Company has $29.4 million of securities available for sale, including FHLB stock of $6.3 million.  See Note 4 of “Notes to Consolidated Financial Statements.”

Sources of Funds

General.  The Company’s primary sources of funds are in market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, mortgage–backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and/or maturities of  securities, mortgage-backed securities, and short term investments.

Borrowings of the Bank, presently all from the FHLB of Des Moines, may be used on a short–term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer–term basis to support expanded lending activities.  The Bank in recent years has not relied on outside borrowings other than FHLB borrowings.  The availability of funds from loan sales is influenced by general interest rates.  See Notes 9 and 10 of the “Notes to Consolidated Financial Statements” for further detail of the Company’s borrowings.

Deposits.  The Bank offers a variety of deposit accounts having a wide range of interest rates and terms.  The Bank’s deposits consist of statement savings accounts, NOW and checking accounts, money market and certificate accounts ranging in terms from 30 days to 5 years.  The Bank primarily solicits deposits from its market area.  The Bank relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits.

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

	At June 30,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$61,355	10.91%	$55,003	9.15%	$46,255	8.48%
Interest bearing accounts weighted average rates of 0.39%, 1.39% and 1.95% at June 30, 2002, 2001 and 2000	41,669	7.41	33,165	5.52	31,838	5.84
Savings accounts weighted average rates of 1.13%, 2.81% and 4.33% at June 30, 2002, 2001 and 2000	50,387	8.95	49,852	8.29	54,492	9.99
Money market accounts weighted average rates of 1.80%, 3.63% and 5.50% at June 30, 2002, 2001 and 2000	157,770	28.04	139,467	23.20	113,334	20.77

Total transaction accounts	311,181	55.31	277,487	46.16	245,919	45.08

Certificates of Deposit:

0.00 - 3.99%	140,428	24.96	5,077	0.85	2	0.00
4.00 - 4.99%	29,089	5.17	58,086	9.66	11,115	2.04
5.00 - 5.99%	29,752	5.29	85,687	14.25	145,834	26.73
6.00 - 6.99%	34,167	6.07	121,228	20.16	135,453	24.83
7.00 - 7.99%	17,979	3.20	53,642	8.92	6,971	1.28
8.00 - 8.99%	—	0.00	—	0.00	86	0.02
9.00% and greater	—	0.00	—	0.00	117	0.02

Total certificates of deposit	251,415	44.69	323,720	53.84	299,578	54.92
Total deposits	$562,596	100.00%	$601,207	100.00%	$545,497	100.00%

The following table sets forth the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of June 30, 2002.

	Maturity
	3 Months or Less	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$33,701	$37,449	$56,207	$75,331	$202,688

Certificates of deposit of $100,000 or more	5,428	4,584	9,795	17,708	37,515

Public funds(1)	4,194	3,459	1,956	1,603	11,212

Total certificates of deposit	$43,323	$45,492	$67,958	$94,642	$251,415

(1)                                  Includes certificates of deposit of $100,000 or more from governmental and other public entities.

The Bank solicits certificates of deposit of $100,000 or greater (“jumbo certificates”) from various state, county and local government units which carry rates which are negotiated at the time of deposit.  See Note 8 of “Notes to Consolidated Financial Statements.”  Deposits at June 30, 2002 and 2001 include $37.4 million and $37.1 million, respectively of deposits from one local governmental entity, the majority of which are savings accounts.

Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank’s borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgable loans, including but not limited to, its mortgage related loans, mortgage–backed securities and U.S. Government and other agency securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At June 30, 2002, the Bank’s FHLB advances totaled $83.4 million, representing 12.37% of total Company liabilities.  See Note 9 of  “Notes to Consolidated Financial Statements” for further detail of the Company’s borrowings.

The following table sets forth the maximum month-end balances and average balances of FHLB advances and other borrowings at the dates indicated.

	Years Ended June 30,
	2002	2001	2000
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB advances	$101,152	$118,631	$120,624
Other borrowings	922	10,623	1,762

Average Balance:
FHLB advances	$85,716	$105,207	$107,574
Other borrowings	896	7,234	1,739

The following table sets forth certain information as to the Bank’s FHLB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2002	2001	2000
	(Dollars in Thousands)
FHLB advances	$83,434	$100,714	$111,528
Other borrowings	874	7,662	1,492
Total borrowings	$84,308	$108,376	$113,020

Weighted average interest rate of FHLB advances	5.41%	5.69%	5.74%

Trust Preferred Securities.  The Company issued trust preferred securities during fiscal 2002 in order to provide funding for investment into the Bank of Tier I (core) capital and to provide liquidity for repurchasing Company stock.  See Note 10 of  “Notes to Consolidated Financial Statements”.

Competition

Home Federal faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Bank’s market areas. Commercial banks and finance companies provide vigorous competition in consumer lending.  The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges and the types of loans it originates.

The Bank attracts the majority of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks and credit unions located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.  According to information contained in reports prepared by the FDIC, the Bank is the fifth largest financial institution based on total deposits with approximately 5.00% of the deposit market share in Minnehaha County.  Minnehaha County includes the South Dakota cities of Sioux Falls, Brandon, Dell Rapids, Crooks and Hartford.  In addition, on a limited basis, the Bank also attracts out of market deposits nationally through its internet branch.

Employees

At June 30, 2002, the Bank had a total of 328 full-time equivalent employees (“FTEs”) including 18 FTEs of the Bank’s service corporations.  The Bank’s employees are not represented by any collective bargaining group.  Management considers its relations with its employees to be good.

Regulation

General.  The Bank is a federally chartered thrift institution, the deposits of which are federally insured by the Savings Association Insurance Fund (the “SAIF”) of the FDIC.  Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations, by its primary federal regulator, the Office of Thrift Supervision (“OTS”).  The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board.  As the unitary thrift holding company of the Bank, the Company also is subject to federal regulation and oversight by the OTS.  The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations where deposits are federally insured.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.  The following discussion is intended to be a summary of the material statutes, regulations and policies applicable to savings associations and their holding companies, and it does not purport to be a comprehensive discussion of such statutes, regulations and policies.

Regulation of Federal Savings Associations.  The OTS has extensive authority over the operations of federal savings associations, such as the Bank.  Pursuant to this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations primarily by the OTS and to a lesser extent by the FDIC.  The last examination of the Bank by the OTS concluded on February 28, 2002. Examiners may require a federal savings association to provide for higher general or specific loan loss–reserves.  In 2002, the OTS realigned its regional supervisory structure and apportioned supervisory responsibilities to other regions.  The Company was previously located in the Central region and has been reassigned to the Western region.  Regulatory differences between regions should not be significant.

Assessments.  The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed by totaling three components: the size of the association on which the basic assessment is based; the association’s supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.0 billion in trust assets, serviced for others loans aggregating more than $1.0 billion, or had certain off-balance sheet assets aggregating more than $1.0 billion. The Bank’s OTS assessment (standard assessment) for the fiscal year ended June 30, 2002 was approximately $147,000.

Enforcement.  Under the Federal Deposit Insurance Act (the “FDI Act”), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association.  Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1.0 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution.  Criminal penalties for certain financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years.  In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements.  Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance.  Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association.  If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

Business Activities.  The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.  These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400.00% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20.00% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10.00% of assets being limited to small business loans; (d) a limit of 35.00% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5.00% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5.00% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Under the HOLA, savings associations are generally subject to the same limits on Loans to One Borrower as are imposed on national banks.  Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.00% of the association’s unimpaired capital and surplus.  Additional amounts may be lent, not in excess of 10.00% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral.  Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate.  At June 30, 2002, the Bank’s lending limit under this restriction was $8.7 million.  Home Federal is in compliance with the loans–to–one–borrower limitation and had no borrowers in excess of the Loans to One Borrower requirements at June 30, 2002.

Safety and Soundness Standards.  Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the “Community Development Act”), the OTS and the federal bank regulatory agencies adopted, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.  The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.  In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA.  If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Information Sharing.  On October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Public Law 107-56) (the “USA PATRIOT Act of 2001”).  Of the many goals of the USA PATRIOT Act of 2001, the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering is of paramount importance.  Section 314 of the USA PATRIOT Act of 2001 furthers this goal by providing for the sharing of information between the government and financial institutions, and among financial institutions themselves.  As with many other provisions of the USA PATRIOT Act of 2001, Congress has charged the Department of the Treasury with developing regulations to implement these information-sharing provisions.  Section 314(a) of the USA PATRIOT Act of 2001 requires regulations encouraging cooperation between financial institutions and the federal government through the exchange of information regarding individuals, entities, and organizations engaged in or reasonably suspected of engaging in terrorist acts or money laundering activities.

Customer Identification Programs for Banks.  The Department of the Treasury, through the Financial Crimes Enforcement Network (“FinCEN”), together with the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Board”), the FDIC, the OTS and the National Credit Union Administration (“NCUA”) (collectively, the “Agencies”) are jointly issuing a proposed regulation to implement section 326 of the USA PATRIOT Act of 2001.  Section 326 requires the Secretary of the Treasury (“Secretary”) to jointly prescribe with each of the Agencies, the Securities and Exchange Commission (“SEC”), and the Commodity Futures Trading Commission (“CFTC”), a regulation that, at a minimum requires financial institutions to implement reasonable procedures to verify the identity of any person seeking to open an account, to the extent reasonable and practicable; maintain records of the information used to verify the person’s identity; and determine whether the person appears on any lists of known or suspected terrorists or terrorist organizations provided to the financial institution by any governmental agency.  The proposed regulation applies to banks, savings associations and credit unions.

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

Pursuant to FDICIA, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions.  Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the quarter ending three months before the beginning of the assessment period.  The three capital categories consist of (a) well-capitalized, (b) adequately capitalized or (c) undercapitalized.  The FDIC also assigns an institution to one of three supervisory subcategories within each capital group.  The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.  Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.  Assessment rates currently range from 0.00% of deposits for an institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).  The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.  As a result of the Deposit Insurance Funds Act of 1996 (the “1996 Act”), both the BIF and the SAIF currently satisfy the reserve ratio requirement at June 30, 2002.

The 1996 Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as “well capitalized” or that have been found to have “moderately severe” or “unsatisfactory” financial, operational or compliance weaknesses.  The Bank has not been so classified by the FDIC or the OTS.

In addition, the 1996 Act expanded the assessment base for the payments on the bonds (the “FICO bonds”) issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997.  Both BIF and SAIF-insured deposits are assessed the same FICO rates.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

The FDIC has adopted regulations that generally prohibit payments to directors, officers and employees contingent upon termination of their affiliation with an FDIC–insured institution or its holding company (i.e., “golden parachute payments”) if the payment is received after or in contemplation of, among other things, insolvency, or a determination that the institution or holding company is in “troubled condition.”  Certain types of employee benefit plans are not subject to the prohibition.  The regulations would also generally prohibit certain indemnification payments for civil money penalties or other enforcement action.

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

The capital regulations require tangible capital not less than 1.50% of adjusted total assets (as defined by regulation).  Tangible capital generally includes common stockholders’ equity and retained earnings, and certain noncumulative perpetual preferred stock and related earnings on withdrawable accounts and deposits that qualify as core capital.  In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights and other categories must be deducted from tangible capital.  At June 30, 2002, Home Federal had $3.5 million of unamortized loan servicing rights, none of which were required to be deducted from tangible capital.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries.  Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital.  In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers such as mortgage banking activities are “includable” subsidiaries that are consolidated for capital purposes in proportion to the association’s level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes.  All subsidiaries of the Bank are includable subsidiaries.

The capital standards also require core capital equal to at least 4.00% of adjusted total assets (as defined by regulation).  Core capital generally consists of tangible capital plus certain intangible assets, and up to 25% of other intangibles which meet certain separate salability and market valuation tests.  At June 30, 2002, the Bank had $5.3 million in intangible assets which were subject to these tests.  The amount of servicing rights includable as core capital is limited to 50.00% of such capital. At June 30, 2002, the Bank had Tier I (core) capital equal to $53.3 million, or 7.44% of adjusted total assets, which is $24.6 million above the minimum leverage ratio requirement of 4.00% as in effect on that date.

The OTS risk–based capital requirement requires savings associations to have total capital of at least 8.00% of risk–weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk–based requirement only to the extent of core capital up to 100.00% of core capital.  At June 30, 2002, Home Federal had no capital instruments that qualified as supplementary capital and $4.5 million of general loss reserves, which was not in excess of 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital.  Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan–to–value ratio and reciprocal holdings of qualifying capital instruments.  Home Federal had no such exclusions from capital and assets at June 30, 2002.

In determining the amount of risk–weighted assets, all assets, including certain off–balance sheet items, will be multiplied by the appropriate risk weight based on the risks inherent in the type of assets.  The risk weights assigned by the OTS for principal categories of assets are (i) 0.00% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government, (ii) 20.00% for securities (other than equity securities) issued by U.S. Government sponsored agencies, high quality mortgage-backed securities  and mortgage–backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC except for those classes with residual characteristics or stripped mortgaged–related securities, (iii) 50.00% for prudently underwritten permanent one– to four–family first lien mortgage loans not more than 90 days delinquent and having a loan–to–value ratio of not more than 80.00% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC, and (iv) 100.00% for all other loans and investments, including consumer loans, commercial loans, repossessed and loans more than 90 days past due and all other assets.

On June 30, 2002, the Bank had total risk-based capital of $57.7 million (including $53.3 million in core capital and $4.5 million in qualifying supplementary capital) and risk–weighted assets of $575.3 million (including $1.3 million in converted off–balance sheet assets), or total capital of 10.04% of risk–weighted assets.  This amount was $11.7 million above the 8.00% requirement in effect on that date.

The following table sets forth Home Federal’s compliance with its capital requirements at June 30, 2002.

	Amount(2)	Percent of Applicable Assets(1)
	(Dollars in Thousands)
GAAP capital	$59,044	8.17%

Tier I (core) capital	$53,284	7.44%
Required	28,656	4.00
Excess over requirement	$24,628	3.44%

Risk-based capital(3)	$57,745	10.04%
Required	46,023	8.00
Excess over requirement	$11,722	2.04%

(1)                                  Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk–based capital figures are determined as a percentage of risk-weighted assets.

(2)                                  The Bank’s investment in its subsidiaries is included for purposes of calculating regulatory capital.

(3)                                  Includes qualifying supplementary capital of $4.5 million.

Under FDICIA all the Federal banking agencies, including the OTS, must revise their risk–based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non–traditional activities, and that they reflect the actual performance of and expected loss on multi–family loans.

Prompt Corrective Action Standards.  The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against any association that fails to meet its capital requirements. The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4.00% core ratio, a Tier 1 risked–based capital ratio or an 8.00% risk-based capital ratio).  Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions, discussed below that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3.00% or a risk–based capital ratio of less than 6.00%) must be subject to one or more of the additional specified actions and operating restrictions mandated by FDICIA.  These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate.

An association that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2.00% or less) is subject to further restrictions on its activities in addition to those applicable to significantly undercapitalized associations.  The FDIC must restrict the activities of a critically undercapitalized association and, among other things, prohibit any material transaction outside the ordinary course of business or engaging in certain transactions with affiliates, without the approval of the FDIC.  The OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC.  Such actions could include a capital directive, a cease–and–desist order, civil money penalties, the establishment of restrictions on all aspects of the association’s operations or the appointment of a receiver or conservator or a forced merger into another institution.  The grounds for appointment of a conservator or receiver include substantially insufficient capital and losses or likely losses that will deplete substantially all capital with no reasonable prospect for replenishment of capital without federal assistance.

If the OTS determines that an association is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice it is authorized to reclassify a well–capitalized association as an adequately capitalized association and if the association is adequately capitalized, to impose the restrictions applicable to an undercapitalized association.

The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank’s and the Company’s operations and profitability and the value of the Company’s Common Stock.  The Company’s shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company of those persons owning shares of the Company’s Common Stock.

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

The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus retained net income for the previous two years. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice, unless the specific capital distribution requires an application.

The OTS may disapprove of a notice or application if:

•                    the Bank would be undercapitalized following the distribution;

•                    the proposed capital distribution raises safety and soundness concerns; or

•                    the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity.  All savings associations, including Home Federal, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  For a discussion of what the Bank includes in liquid assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  At June 30, 2002, the Bank’s overall liquid asset ratio was 4.78%.

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

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65.00% of its portfolio assets (which consists of total assets less the sum of goodwill and other intangible assets, properties used to conduct the savings association’s business and specified liquid assets not exceeding 20.00% of total assets) in qualified thrift investments on a monthly average for 9 out of every 12 months on a rolling basis.  At June 30, 2002, the Bank maintained 78.09% of its portfolio assets in qualified thrift investments, and thus met the test.  The Bank has met the QTL test since its inception.

Loans and mortgage–backed securities secured by domestic residential housing, FHLB stock, credit card loans, educational loans and certain small business loans as well as certain obligations of the Federal Savings and Loan Insurance Corporation (“FSLIC”), the FDIC and certain other related entities may be included in qualifying thrift investments without limit.  FHLMC and FNMA stock and certain other housing–related and non–residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing–related activities may also be included, in varying amounts, not to exceed 20.00% of portfolio assets.

Any savings association that fails to meet the QTL test must either convert to a national bank charter or operate under certain restrictions on its activities, unless it requalifies as a QTL and thereafter remains a QTL.  If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.  See “Holding Company Regulation.”

Transactions with Affiliates.  The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”).  In general, an affiliate of the Association is any company that controls the Association or any other company that is controlled by a company that controls the Association, excluding the Association’s subsidiaries other than those that are insured depository institutions.  The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary.  Section 23A limits the aggregate amount of transactions with any individual affiliate to 10.00% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20.00% of the savings association’s capital and surplus.  Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.  Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies.  In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

The Association’s authority to extend credit to its directors, executive officers, and 10.00% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of the association’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the association’s board of directors.

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

Privacy Regulations.  Under OTS regulations adopted pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), the Bank is required to adopt procedures to protect customers’ “nonpublic personal information.”  The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank is required to provide its customers with the ability to “opt-out” of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes.  The Bank currently has a privacy protection policy in place, which has been reviewed, for compliance with the regulations.

Holding Company Regulation.  The Company is a unitary thrift holding company subject to regulatory oversight by the OTS.  As such, the Company is registered with and files reports with the OTS and is subject to regulation and examination by the OTS.  Under the GLB Act, any company which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999 is prohibited from engaging in non-financial activities or affiliating with non-financial companies.  All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are “grandfathered” under the GLB Act and may continue to operate as a unitary savings and loan holding company without any limitations in the types of business activities in which it can engage at the holding company level, provided the Bank continues to satisfy the QTL Test.  In addition, the OTS has enforcement authority over the Company and its non–savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

As a “grandfathered” unitary thrift holding company, the Company generally is not subject to activity restrictions.  If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF–insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries.  In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies.  The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company.  See “Qualified Thrift Lender Test.”

In addition, for grandfathered savings and loan holding companies, such as the Company, the GLB Act also prohibits the sale of such entities to nonfinancial companies.  This prohibition is intended to restrict the transfer of grandfathered rights to other entities and, thereby, prevent evasion of the limitation on the creation of new unitary savings and loan holding companies.

Federal Securities Law.  The stock of the Company is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

Federal Reserve System.  . Under the Federal Reserve Board’s (FRB) regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that (a) reserves of 3.00% must be maintained against aggregate transaction accounts of $41.3 million or less, subject to adjustment by the FRB, and (b) a reserve of $1.2 million plus 10.00% (subject to adjustment by the Federal Reserve Board between 8.00% and 14.00%) must be maintained against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets to the extent that the requirement exceeds vault

Savings associations are authorized to borrow from the FRB”discount window,” but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

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

As a member, Home Federal is required to purchase and maintain stock in the FHLB of Des Moines.  At June 30, 2002, Home Federal had $6.3 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received substantial dividends on its FHLB stock.  Over the past five fiscal years such dividend yields have averaged 5.88% and were 3.52% for fiscal year 2002.  For the fiscal year ended June 30, 2002, dividends paid by the FHLB of Des Moines to Home Federal totaled approximately $223,000, which constitutes a $128,000 decrease in the amount of dividends received in fiscal 2001.  This reduction is primarily due to a decrease in interest rates from the prior year.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately–priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low– and moderate–income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in Home Federal’s capital.

Under the GLB Act, membership in the FHLB system is now voluntary for all federally-chartered savings associations such as the Bank. Gramm-Leach also replaces the existing redeemable stock structure of the FHLB system with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement.  Pursuant to the GLB Act, the new capital plan for the FHLB of Des Moines was approved on July 10, 2002 by the Federal Housing Finance Board, which may be implemented as early as July 1, 2003, with a deadline to implement the plan by January 10, 2004.

Sarbanes-Oxley Act.  On July 31, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act’s principal legislation includes:

•                    the creation of an independent accounting oversight board;

•                    auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•                    additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements and the expansion of powers of audit committees;

•                    expanded disclosure requirements, including accelerated reporting of stock transactions by insiders;

•                    mandatory disclosure by analysts of potential conflicts of interest; and

•                    a range of enhanced penalties for fraud and other violations.

We do not believe that the Sarbanes-Oxley Act will have a material adverse affect upon the Company’s operations in the near term.

Federal and State Taxation

The Company and its direct and indirect subsidiaries file a consolidated federal income tax return on a fiscal year basis.  In addition, Trust I and Trust II are required to file a trust return on a calendar year basis.

In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax.  An alternative minimum tax is imposed at a minimum tax rate of 20.00% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90.00% of alternative minimum taxable income.

To the extent earnings appropriated to a savings association’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of June 30, 2002, the Bank’s Excess for tax purposes totaled approximately $4.8 million.

The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through 1985. With respect to years examined by the IRS, all deficiencies have been satisfied.

South Dakota Taxation.  The Bank is subject to the South Dakota franchise tax to the extent that such corporations are engaged in business in the state of South Dakota. South Dakota does not have a corporate income tax.  The franchise tax will be imposed at a rate of 6.00% on franchise taxable income which is computed in the same manner as federal taxable income with some minor variations to comply with South Dakota law, other than the carryover of net operating losses which is not permitted under South Dakota law.  A South Dakota return of franchise tax must be filed annually.

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

Curtis L. Hage — Mr. Hage, age 56, is Chairman, President and Chief Executive Officer of the Company.  He was elected Chairman of the Board of Directors of the Company in September 1996 and has held the position of President and Chief Executive Officer since February 1991.  Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986.  Since joining the Bank in 1968, he served in various capacities prior to being elected Executive Vice President.  Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

Jack P. Hearst — Mr. Hearst, age 50, is Executive Vice President/Chief Operations Officer of the Company.  He joined the Bank in 1999 as Vice President/Credit Cards and was promoted to Senior Vice President/Subsidiary Operations in October 2000.  Prior to joining the Bank, he was employed by Citicorp-Corporate Control and Risk Assessment as the Audit Director for Citicorp Bankcards, a credit card company.  Mr. Hearst received a B.S. from the University of Missouri.

Darrel L. Posegate — Mr. Posegate, age 44, is Senior Vice President/Chief Financial Officer and Treasurer of the Company, a position he has held since January 2002.  He was employed as Chief Financial Officer for West Des Moines State Bank, Des Moines, IA, a state banking institution, from 1998 until joining Home Federal.  Prior to that time he was employed as President of Liberty Services, Inc., a bank services company, from 1994 to 1998.  Mr. Posegate received his B.A. degree from Luther College, Decorah, IA, and is a Certified Public Accountant.

David A. Brown — Mr. Brown, age 40, is Senior Vice President/Commercial Banking, a position he has held since November 1999.  Prior to joining Home Federal, Mr. Brown served as Vice President/Manager Commercial Banking at Firstar Bank, Sioux City, Iowa, a national banking institution, a position he held since December 1998.  Mr. Brown received his Masters of Business Administration and a B.S. in Business Administration from University of South Dakota.

Mary F. Hitzemann — Ms. Hitzemann, age 49, is Senior Vice President/Human Resources, a position she has held since October 1993.  Ms. Hitzemann joined Home Federal in January 1993.  Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992.  Ms. Hitzemann received her B.A. degree from Augustana College.

Terry L. Kappes — Mr. Kappes, age 48, is Senior Vice President/Retail Banking, a position he has held since June 1998.  Prior to that time, he was employed with Bank One - Colorado, Grand Junction, Colorado, a national banking institution, from 1993 until joining Home Federal with his most recent position being Senior Vice President/Retail Market Manager.  Mr. Kappes served as Senior Vice President for First Bank System, Billings, Montana from 1988 to 1991 and First Bank of South Dakota, Sioux Falls, South Dakota from 1977 to 1988.  Mr. Kappes received his B.A. degree from Oral Roberts University, Tulsa, Oklahoma.

Sharon A. Manuel — Ms. Manuel, age 52, is Senior Vice President/Corporate Services, a position she has held since November 2001.  Since joining the Bank in April 1994, she served as Vice President/Regional Coordinator in the Retail Banking area as well as being responsible for the telephone banking department.  She then assumed the responsibility for managing technology-orientated projects, such as internet banking, bill payment, debit card and Home Federal’s internet website.  Prior to joining Home Federal, she was employed by Citibank for thirteen years.  She received a two-year business degree from Mankato Business College.

John E. Roers — Mr. Roers, age 55, is Senior Vice President/Agricultural Lending, a position he has held since joining Home Federal on October 31, 1995.  Prior to that time, he was employed as Agricultural Loan Officer and Department Manager for Western Bank, Sioux Falls (then First Bank) from June 1981 to October 1996 and for Western Bank, Marshall, Minnesota from February 1974 to May 1981.  Mr. Roers received his Bachelor of Science and Masters of Science from North Dakota State University.

Mark S. Sivertson — Mr. Sivertson, age 44, is Senior Vice President/Trust Officer, a position he has held since July 1996.  He joined Home Federal in February 1995 as Vice President/Trust Officer.  Prior to joining Home Federal, Mr. Sivertson was Vice President and Trust Officer in charge of the Investment Management and Trust Department at Western Bank.  He holds a law degree from the University of North Dakota and the Certified Trust Financial Advisor designation from the American Bankers Association.

Gary L. Smith — Mr. Smith, age 48, is Senior Vice President/Information Systems, a position he has held since July 1998.  Mr. Smith joined Home Federal in 1979 and was promoted to Vice President in 1988.  He received his B.S. from the University of South Dakota.

Natalie A. Solberg — Ms. Solberg, age 39, is Senior Vice President/Retail Support.  Since joining the Bank in February 1994, she has been responsible for managing automated telephone banking, deposit operations and retail support functions.  She was promoted to Vice President/In-Touch Banking in October 1995, and subsequently, held the position of Vice President/Retail Support.  Prior to joining Home Federal, she was employed by the Bank of New York from October 1989 to October 1993.  Ms. Solberg received her B.S. from Northern State University.

Michael H. Zimmerman — Mr. Zimmerman, age 49, is Senior Vice President/Senior Retail Lending Officer, a position he has held since joining Home Federal in August 1996.  Prior to that time, he was employed as Vice President/Mortgage Loan Manager for First Trust and Savings Bank, Cedar Rapids, Iowa from October 1995 to August 1996 and as Vice President/Eastern Regional Manager for Homeland Savings Bank FSB, Waterloo, Iowa from May 1995 to October 1995; and as Vice President/ Manager Real Estate Lending for Homeland Bank, N.A., Waterloo, Iowa from August 1992 to April 1995.  Mr. Zimmerman received his B.A. from Dana College, Blair, Nebraska.

Cristie M. Lawson — Ms. Lawson, age 33, is Vice President/Controller for the Bank.  Ms. Lawson joined the Bank in March 1995 as Staff Accountant.  She has held various positions of increasing responsibility within the Accounting Department and was promoted to her current position in July 2000.  Ms. Lawson received her B.A. from Augustana College.

Item 2.  Properties

The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.  Currently, the Bank also conducts business from 32 other offices located in its primary market area.  Of such 32 business offices, the Company owns 19 and leases 13 others.

The total net book value of the Company’s premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2002 was $13.7 million.  See Note 7 of “Notes to Consolidated Financial Statements.”

Item 3.  Legal Proceedings

The Company, Home Federal and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses.  While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Home Federal and the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company’s consolidated financial position or results of operations.  The Company and its direct and indirect subsidiaries are not aware of any legal actions or proceedings outside of the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Listing

The Company’s Common Stock is traded under the symbol “HFFC” on the NASDAQ National Market System.

The following table sets forth the range of high and low sale prices for the Company’s Common Stock for each of the fiscal quarters of the two years ended June 30, 2002 and 2001.  Quotations for such periods are as reported by NASDAQ.

FISCAL 2002	HIGH	LOW
1st Quarter	$14.45	$10.89
2nd Quarter	$12.34	$11.00
3rd Quarter	$12.45	$10.86
4th Quarter	$13.45	$12.00

FISCAL 2001	HIGH	LOW
1st Quarter	$9.88	$8.50
2nd Quarter	$10.50	$8.50
3rd Quarter	$13.00	$9.91
4th Quarter	$14.85	$9.75

As of September 16, 2002, the Company had 542 holders of record of its Common Stock.

The transfer agent for the Company’s Common Stock is Mellon Investor Services, PO Box 3315, South Hackensack, New Jersey, 07606-1915.

Dividends

On a quarterly basis, the Company paid cash dividends of $0.11 per share throughout fiscal 2002 as compared to $0.105 per share throughout fiscal 2001.  The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors the Board of Directors deems relevant.  On July 24, 2002, the Board of Directors approved an increase in cash dividends to $0.115 per share and the Company paid the respective cash dividends on August 21, 2002 to shareholders of record on August 7, 2002.  The Company’s ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, the Bank, which are subject to federal and state regulations.

Sales of Unregistered Stock

The Company has had no sales of unregistered stock within the last fiscal year.

Item 6.  Selected Financial Data

The following table sets forth selected financial data with respect to the Company for the periods indicated.  This information should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The Company’s selected financial statement and operations data for each of the years set forth below have been derived from financial statements which have been audited by McGladrey & Pullen, LLP, independent public accountants.

	At June 30,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$722,917	$784,002	$724,997	$658,622	$570,979
Securities available for sale	29,401	49,969	60,445	61,023	44,232
Mortgage-backed securities available for sale	59,735	43,750	53,001	41,583	39,647
Loans and leases receivable, net	559,814	563,836	542,494	492,302	426,522
Loans held for sale	6,559	7,270	8,257	11,755	9,616
Deposits	562,596	601,207	545,497	510,730	446,424
Advances from FHLB of Des Moines and other borrowings	84,308	108,376	113,020	81,613	50,635
Stockholders’ equity	48,536	52,525	46,943	48,558	56,601

	Years Ended June 30,
	2002	2001	2000	1999	1998
	(Dollars in Thousands, Except Per Share Data)
Selected Statement of Income Data:
Interest and dividend income	$48,017	$58,162	$51,653	$44,206	$45,565
Interest expense	23,573	35,051	29,141	24,054	25,285
Net interest income	24,444	23,111	22,512	20,152	20,280
Provision for losses on loans and leases	1,905	1,482	1,682	1,300	1,110
Net interest income after provision for losses on loans and leases	22,539	21,629	20,830	18,852	19,170
Loan servicing income	1,858	1,567	1,381	1,263	1,187
Gain on sale of loans, net	1,518	842	635	673	1,085
Loan fees and service charges	1,266	982	1,131	1,231	1,184
Gain on sale of securities, net	135	—	185	1	226
Other noninterest income	6,369	6,032	4,959	3,835	3,763
Noninterest expense	(25,958)	(23,528)	(20,515)	(18,340)	(17,065)
Income from continuing operations before income taxes	7,727	7,524	8,606	7,515	9,550
Income tax expense	2,856	2,929	3,077	2,808	3,183
Income from continuing operations	4,871	4,595	5,529	4,707	6,367
Discontinued Operations:
Income (loss) from operations of discontinued segment (net of income taxes)	(246)	12	(262)	(3,656)	106
(Loss) on discontinued segment (net of income taxes)	(1,440)	—	—	—	—
Income (loss) from discontinued operations	(1,686)	12	(262)	(3,656)	106

Net income (loss)	$3,185	$4,607	$5,267	$1,051	$6,473

	Years Ended June 30,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Basic earnings (loss) per share:
Income from continuing operations	$1.39	$1.25	$1.43	$1.12	$1.44
Earnings (loss) from discontinued operations	(0.48)	—	(0.07)	(0.87)	0.02
Net income	0.91	1.25	1.36	0.25	1.46

Diluted earnings (loss) per share:
Income from continuing operations	1.36	1.23	1.41	1.09	1.40
Earnings (loss) from discontinued operations	(0.47)	—	(0.07)	(0.85)	0.02
Net income	0.89	1.23	1.34	0.24	1.42

Dividends per share	0.44	0.42	0.40	0.37	0.28
Dividends payout ratio from continuing operations	31.92%	33.62%	27.93%	32.10%	19.48%

Other data from continuing operations: (1)
Interest rate spread (average during period)	3.22%	2.78%	3.13%	3.23%	3.15%
Net interest margin (2)	3.63	3.32	3.57	3.72	3.75

Average interest-earning assets to average interest-bearing liabilities	1.12	1.11	1.10	1.11	1.13

Equity to total assets (end of period)	6.71	6.70	6.47	7.37	9.91
Equity-to-assets ratio (ratio of average equity to average total assets)	7.17	6.77	6.85	8.96	9.59

Nonperforming assets to total assets (end of period)	1.59	0.76	0.33	0.23	0.43

Allowance for loan and lease losses to nonperforming loans and leases (end of period) (3)	40.02	97.73	264.63	432.34	178.63

Allowance for loan and lease losses to total loans and leases (end of period)	0.78	0.96	1.00	0.91	0.93

Nonperforming loans and leases to total loans and leases (end of period) (3)	1.96	0.99	0.38	0.21	0.52

Other noninterest expense to average total assets	3.58	3.17	3.01	3.11	2.97

Net interest income after provision for losses on loans and leases to noninterest expense (end of period)	86.83	91.93	101.54	102.79	112.34

Return on assets (ratio of income from continuing operations to average total assets)	0.67	0.62	0.81	0.80	1.11
Return on assets (ratio of net income to average total assets)	0.44	0.62	0.77	0.18	1.13

Return on equity (ratio of income from continuing operations to average equity)	9.37	9.14	11.83	8.91	11.61
Return on equity (ratio of net income to average equity)	6.13	9.16	11.27	1.99	11.73

Efficiency Ratio (4)	72.94	72.32	66.60	67.54	61.55

Number of full-service offices	33	31	27	25	19

(1)          All periods presented have been restated to eliminate effect of discontinued operations.

(2)          Net interest income divided by average interest-earning assets.

(3)          Nonperforming loans and leases include nonaccruing loans and leases and accruing loans delinquent more than 90 days.

(4)          Total noninterest expense divided by the sum of net interest income plus total noninterest income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with Item 8, “Financial Statements and Supplementary Data”, as well as Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Part I, Item 1, “Business”.

General

The Company is a financial services provider and, as such, has inherent risks that must be managed in order to achieve net income.  Primary risks that affect net income include credit risk, liquidity risk, operational risk, regulatory compliance risk and reputation risk.  The Company’s net income is derived by management of the net interest margin, the ability to collect fees from services provided, by controlling the costs of delivering services and the management of loan and lease losses.  The primary source of revenues comes from the net interest margin, which represents the difference between income on interest-earning assets (i.e. loans and investment securities) and expense on interest-bearing liabilities (i.e. deposits and borrowed funding).  The net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  Fees earned include charges for deposit services, trust services and loan services.  Personnel costs are the primary expenses required to deliver the services to customers.  Other costs include occupancy and equipment and general and administrative expenses.

During the fourth quarter of fiscal 2002, the Company committed to a plan to discontinue its subprime credit card operation through its subsidiary, HF Card.  HF Card ceased processing subprime credit card applications in March 1999 and managed the portfolio from a balance of $18.1 million at June 30, 1999 to $3.8 million at June 30, 2002.  As of June 30, 2002, the Company had not entered into a definitive agreement for the sale of the remaining receivables.  The Company estimated the net realizable value of the credit card portfolio based on estimates from a third party.  The actual sale of the receivables and liquidation of HF Card is expected to take place in the first half of fiscal 2003.  Results of this discontinuance have been segregated from continuing operations of the Company.  See Note 2 of  “Notes to Consolidated Financial Statements” for further discussion on discontinued operations.

Financial Condition Data

At June 30, 2002, the Company had total assets of $722.9 million, a decrease of $61.1 million from the level at June 30, 2001.  The decrease was primarily due to a reduction in certificates of deposit (“CDs”) balances of $72.3 million compared to the prior year.  Approximately $37.7 million CDs were withdrawn due to repricing in the marketplace at rates higher than the Bank viewed prudent given the early prepayments and sales of residential real estate loans.  In addition, stockholders’ equity decreased from $52.5 million at June 30, 2001 to $48.5 million at June 30, 2002, primarily due to Company stock repurchases of $5.6 million and payment of cash dividends of $1.6 million offset by net income of $3.2 million.

The Company continued to reduce the funding mix of CDs to total deposits by emphasizing the money market accounts.  By decreasing the CD to total deposit ratios, the Company expects its cost of funds will be lower over time.

The decrease in securities available for sale of $20.6 million was primarily the result of sales, maturities and calls of  $59.1 million exceeding purchases of  $38.5 million.

The increase in mortgage-backed securities available for sale of $16.0 million was primarily the result of purchases of $46.1 million exceeding sales, amortization and repayments of principal of $30.4 million.  The Bank’s purchases of mortgage-backed securities available for sale were comprised primarily of thirty year, original maturity, variable-rate mortgage-backed securities.

The $38.6 million decrease in deposits was primarily due to a decrease in certificates of deposit of $72.3 million offset by increases in checking accounts of $14.9 million, money market accounts of $18.3 million and savings accounts of $535,000.

Advances from the FHLB and other borrowings decreased $24.1 million for the year ended June 30, 2002 primarily due to scheduled maturities, payments and amortization on FHLB advances of $106.3 million which were partially offset by the Company obtaining new advances of $89.0 million during the fiscal year.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the years ended June 30, 2002, 2001 and 2000 include fees which are considered adjustments to yield.  Balances related to discontinued credit card loan operations have been reclassified to non-interest earning assets for all periods presented.

	Years Ended June 30,
	2002			2001			2000
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$546,055	$42,290	7.74%	$560,208	$50,016	8.93%	$517,849	$44,657	8.62%
Mortgage-backed securities	44,657	2,664	5.97%	49,529	3,327	6.72%	51,878	3,390	6.53%
Other investment securities (2) (3)	76,325	2,840	3.72%	79,389	4,468	5.63%	55,420	3,219	5.81%
FHLB stock	6,332	223	3.52%	6,279	351	5.59%	5,898	387	6.56%
Total interest-earning assets	$673,369	$48,017	7.13%	$695,405	$58,162	8.36%	$631,045	$51,653	8.19%
Noninterest-earning assets	51,132			46,822			51,206
Total assets	$724,501			$742,227			$682,251

Interest-bearing liabilities:
Deposits:
Checking and money market	$189,705	$3,875	2.04%	$158,639	$7,369	4.65%	$123,385	$5,296	4.29%
Savings	39,169	564	1.44%	40,212	1,469	3.65%	44,976	1,533	3.41%
Certificates of deposit	279,323	13,994	5.01%	316,994	19,582	6.18%	297,788	16,633	5.59%
Total deposits	$508,197	$18,433	3.63%	$515,845	$28,420	5.51%	$466,149	$23,462	5.03%
FHLB advances and other borrowings	87,512	4,766	5.45%	112,421	6,631	5.90%	109,331	5,679	5.19%
Company obligated mandatorily redeemable preferred securities of subsidiary trust that soley holds subordinated debentures	6,744	374	5.55%	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	$602,453	$23,573	3.91%	$628,266	$35,051	5.58%	$575,480	$29,141	5.06%
Noninterest-bearing deposits (4)	48,757			41,365			38,567
Other liabilities	21,323			22,319			21,459
Total liabilities	$672,533			$691,950			$635,506
Equity	51,968			50,277			46,745
Total liabilities and equity	$724,501			$742,227			$682,251

Net interest income; interest rate spread		$24,444	3.22%		$23,111	2.78%		$22,512	3.13%

Net interest margin (5)			3.63%			3.32%			3.57%

(1)    Includes interest on accruing loans and leases past due 90 days or more.

(2)    Includes primarily U.S. Government and agency securities and FHLB daily time.

(3)    Yields do not reflect the tax exempt nature of municipal securities.

(4)    Previously reported in interest-bearing liabilities under checking and money market.  Rates have been restated for all periods presented to reflect change in classification.

(5)    Net interest margin is net interest income divided by average interest-earning assets.

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

	Years Ended June 30,			Years Ended June 30,
	2002 vs. 2001			2001 vs. 2000
	(Dollars in Thousands)
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans and leases receivable (1)	$(1,264)	$(6,462)	$(7,726)	$3,653	$1,706	$5,359
Mortgage-backed securities	(327)	(336)	(663)	(153)	90	(63)
Other investment securities (2)	(172)	(1,456)	(1,628)	1,392	(143)	1,249
FHLB stock	3	(131)	(128)	25	(61)	(36)

Total interest-earning assets	$(1,760)	$(8,385)	$(10,145)	$4,917	$1,592	$6,509

Interest-bearing liabilities:
Deposits:
Checking and money market	$1,451	$(4,945)	$(3,494)	$1,507	$566	$2,073
Savings	(38)	(867)	(905)	(162)	98	(64)
Certificates of deposit	(2,327)	(3,261)	(5,588)	1,073	1,876	2,949
Total deposits	(914)	(9,073)	(9,987)	2,418	2,540	4,958
FHLB advances and other borrowings	(1,469)	(396)	(1,865)	161	791	952
Company obligated mandatorily redeemable preferred securities of subsidiary trust that solely holds subordinated debentures	374	—	374	—	—	—

Total interest-bearing liabilities	$(2,009)	$(9,469)	$(11,478)	$2,579	$3,331	$5,910

Net interest income increase			$1,333			$599

(1)   Includes interest on accruing loans and leases past due 90 days or more.

(2)   Includes primarily U.S. Government and agency securities and FHLB daily time.

Application of Critical Accounting Policies

GAAP requires management to utilize estimates when reporting financial results.  The Company has identified the policy discussed below as a Critical Accounting Policy because the accounting estimate requires management to make certain assumptions about matters that may be uncertain at the time the estimate was made and a different method of estimating could have been reasonably made that could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Allowance for Loan and Lease Losses — GAAP requires the Company to set aside reserves or maintain an allowance against inherent loan and lease losses in the loan and lease portfolio.  Management must develop a consistent and systematic approach to estimating the appropriate balances that will cover the inherent losses.  Due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

The allowance is compiled by utilizing the Company’s loan risk rating system which is structured to identify the weakness of the loan portfolio.  The risk rating system has evolved to a process whereby management believes the system will properly identify the credit risk associated with the loan portfolio.  Due to the segmenting of loans for the allowance calculation, the estimate of the allowance for loan and lease losses could change materially if the loan risk rating system would not properly identify the strength of a large or a few large loan customers.  Although management believes that it uses the best information available to determine the allowance, unforeseen market or borrower conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.

Asset Quality

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

Nonperforming assets increased to $11.5 million at June 30, 2002 from $5.9 million at June 30, 2001, an increase of $5.6 million.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 1.59% at June 30, 2002 as compared to 0.76% at June 30, 2001.

Nonaccruing loans and leases increased to $10.2 million at June 30, 2002 from $5.3 million at June 30, 2001, an increase of $4.9 million. Included in nonaccruing loans and leases at June 30, 2002 were thirteen loans totaling $886,000 secured by one- to four-family real estate, six loans in the amount of $3.7 million secured by commercial real estate, three mobile home loans totaling $25,000, eighteen commercial business loans totaling $1.9 million, seven agriculture loans totaling $2.8 million, one multi-family loan totaling $290,000 and forty-one consumer loans totaling $690,000.  See Note 5 of “Notes to Consolidated Financial Statements” for information concerning interest income foregone on impaired loans.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have increased $5.5 million from the levels in the prior year.  Management believes the general economic conditions, including the affects of terrorist attacks in September 2001, is a primary reason for this increase in nonperforming loans and leases.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows.  Loans and leases that are not performing do not necessarily result in a loss.  The increase is also related to a few large commercial and agricultural loans that have been analyzed for collateral value and appropriate loss reserves have been allocated.

As of June 30, 2002, the Company had $374,000 of foreclosed assets.  The balance of foreclosed assets at June 30, 2002 consisted of $132,000 in consumer collateral (excluding mobile home loans), $3,000 in mobile homes and $239,000 in single-family residences.

At June 30, 2002, the Bank had criticized $9.0 million of its assets as special mention (including certain loans discussed in this Form 10-K) and the Bank had classified $18.9 million as substandard (including certain loans discussed in this Form 10-K), and approximately $4.4 million as doubtful that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  These loans were considered in determining the adequacy of the allowance for possible loan losses.  The allowance for possible loan losses is established based on management’s evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

The Company plans to implement a formal risk-rating system for classifying leases in the first half of fiscal 2003.

Although the Company’s management believes that the June 30, 2002 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2002 will be adequate in the future.

In accordance with the Company’s internal classification of assets policy, management evaluates the loan and lease portfolio on a monthly basis to identify loss potential and determines the adequacy of the allowance for loan and lease losses quarterly.  Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful.  Foreclosed assets include assets acquired in settlement of loans.  The Company did not have any material troubled debt restructurings at any of the dates presented.  The following table sets forth the amounts and categories of the Company’s nonperforming assets from continuing operations for the periods indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	At June 30,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$886	$723	$551	$209	$623
Commercial real estate	3,678	385	165	46	719
Multi-family	290	—	—	—	—
Commercial business	1,872	3,223	971	111	396
Consumer(1)	690	518	317	359	482
Agricultural	2,801	373	31	307	—
Mobile homes	25	88	43	13	31
Total	10,242	5,310	2,078	1,045	2,251

Accruing loans and leases delinquent more than 90 days
Multi-family	—	304	—	—	—
Commercial business	512	—	—	—	—
Equipment finance leases	229	—	—	—	—
Agricultural	165	23	—	—	—
Total	906	327	—	—	—

Foreclosed assets:
One- to four-family	239	203	214	366	22
Consumer(1)	132	105	67	49	140
Mobile homes	3	2	15	49	67
Total (2)	374	310	296	464	229

Total nonperforming assets(3)	$11,522	$5,947	$2,374	$1,509	$2,480
Ratio of nonperforming assets to total assets(4)	1.59%	0.76%	0.33%	0.23%	0.43%
Ratio of nonperforming loans and leases to total loans and leases(5)	1.96%	0.99%	0.38%	0.21%	0.52%

(1)             Consists of nonperforming consumer loans exclusive of mobile home loans and credit card loans.

(2)             Total foreclosed assets do not include land held for sale.

(3)             Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(4)             Percentage is calculated based upon total assets of the Company and its direct and indirect subsidiaries on a consolidated basis.

(5)             Nonperforming loans and leases includes nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses from continuing operations during the periods indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	Years Ended June 30,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Balance at beginning of period	$5,509	$5,499	$4,518	$4,021	$4,200

Charge-offs:
One- to four-family	(38)	(21)	(92)	(56)	(95)
Commercial real estate	(76)	(361)	—	(11)	(147)
Commercial business	(1,484)	(253)	(54)	(124)	(1,065)
Equipment finance leases	(323)	(131)	—	—	—
Consumer	(1,323)	(1,106)	(827)	(914)	(26)
Agriculture	(108)	—	(11)	(487)	—
Mobile homes	(55)	(51)	(56)	(84)	(184)
Total charge-offs	(3,407)	(1,923)	(1,040)	(1,676)	(1,517)
Recoveries:
One- to four-family	2	—	12	16	12
Commercial real estate	2	—	6	46	—
Commercial business	59	—	—	72	—
Equipment finance leases	45	16	—	—	—
Consumer	296	325	282	227	184
Agriculture	28	—	—	—	—
Mobile homes	22	13	39	48	32
Total recoveries	454	354	339	409	228

Net (charge-offs)	(2,953)	(1,569)	(701)	(1,267)	(1,289)

Additions charged to operations	1,905	1,482	1,682	1,300	1,110
Allowance related to assets acquired, net	—	97	—	464	—
Balance at end of period	$4,461	$5,509	$5,499	$4,518	$4,021

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.54)%	(0.28)%	(0.14)%	(0.28)%	(0.29)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.78%	0.96%	1.00%	0.91%	0.93%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	40.02%	97.73%	264.63%	432.34%	178.63%

(1)         Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

The distribution of the Company’s allowance for loan and lease losses at the dates indicated is summarized in the following table.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	At June 30,
	2002		2001		2000		1999		1998
	Amount (4)	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family(1)	$81	16.00%	$1,196	26.65%	$1,299	29.88%	$1,233	31.18%	$1,203	32.87%
Commercial and multi-family real estate(1)	606	25.45	1,402	20.52	1,442	19.97	1,124	20.99	967	21.14
Commercial business(2)	1,460	20.61	1,033	18.74	844	15.36	556	12.30	377	9.38
Consumer(3)	1,889	30.66	1,524	27.66	1,536	27.92	1,269	28.08	1,222	30.33
Agricultural	375	6.87	317	5.75	323	5.87	264	5.85	150	3.73
Mobile homes	50	0.41	37	0.68	55	1.00	72	1.60	102	2.55
Total	$4,461	100.00%	$5,509	100.00%	$5,499	100.00%	$4,518	100.00%	$4,021	100.00%

(1)   Includes construction loans.

(2)   Includes equipment finance leases.

(3)   Excludes allowance for loan losses relating to mobile home loans.

(4)   The Company migrated its allocation methodology of reserves by type in 2002 to reflect a more systematic method based in part on the Company’s historical chargeoffs by each loan type as compared to primarily a pro rata allocation based on loan balances in prior years.

The allowance for loan and lease losses was $4.5 million at June 30, 2002 as compared to $5.5 million at June 30, 2001.  The ratio of the allowance for loan and lease losses to total loans and leases decreased from 0.96% at June 30, 2001 to 0.78% at June 30, 2002.  The Bank’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses.  The Bank continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Bank utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. Regulators have reviewed the Bank’s methodology for determining allowance requirements on the Bank’s loan portfolio and have made no required recommendations for increases in the allowances during the three year period ended June 30, 2002.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs).  Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.  Future additions to the Bank’s allowances result from periodic loan, property and collateral reviews and thus cannot be predicted in advance.  See Note 1 of “Notes to Consolidated Financial Statements” for a description of the Bank’s policy regarding the provision for losses on loans and leases.

Comparison of the Years Ended June 30, 2002 and June 30, 2001

Continuing Operations

General.  The Company’s net income from continuing operations increased $276,000 to $4.9 million for the year ended June 30, 2002 as compared to $4.6 million for the year ended June 30, 2001.  As discussed in more detail below, the increase was due to a variety of key factors, including an increase in net interest income of $1.3 million and an increase in noninterest income of $1.7 million offset by a decrease in operating expenses of $2.4 million.

Interest Income.  Interest income decreased $10.1 million from $58.2 million for the year ended June 30, 2001 to $48.0 million for the year ended June 30, 2002.  The decrease in interest income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2001 to June 30, 2002 the prime rate dropped from 6.75% to 4.75%.  The total change of $10.1 million consisted of $8.3 million due to rate changes and $1.8 million due to volume changes.  Average loan balances decreased $14.2 million due to amortizations, prepayments and proceeds from sales of loans and leases exceeding originations and purchases.  The Company continues to manage yields by changing the types of loans that comprise the portfolio to loans that have a higher yield than single-family real estate loans. Commercial business loans, agricultural business loans and equipment finance leases comprise 25.26% of the total loan and lease portfolio at June 30, 2002 as compared to 22.28% at June 30, 2001.  The percentages of business type loans should remain stable at these levels due to restrictions imposed by HOLA at 20.00% of total Bank assets.  In addition, one-to four-family loans comprise 13.78% of the total loan portfolio at June 30, 2002 as compared to 21.71% at June 30, 2001.  The yield on average earning assets decreased to 7.13% as compared to 8.36% one year ago.

Interest Expense.  Interest expense decreased $11.5 million from $35.1 million for the year ended June 30, 2001 to $23.6 million for the year ended June 30, 2002.  The $25.8 million decrease of average interest-bearing liabilities resulted in a $2.0 million decrease in interest expense.  The average balance of deposits decreased $7.6 million at June 30, 2002 as compared to the prior fiscal year.  The average rate paid on deposits decreased to 3.63% as compared to 5.51% one year ago.  The average balance of FHLB advances and other borrowings decreased $24.9 million during fiscal year 2002.  The average rate paid on FHLB advances and other borrowings decreased to 5.45% at June 30, 2002 from 5.90% at June 30, 2001.  See “Financial Condition Data” for further discussion.

Net Interest Income. The Company’s net interest income from continuing operations for the year ended June 30, 2002 increased $1.3 million, or 5.77%, to $24.4 million compared to $23.1 million for the same period ended June 30, 2001.  The increase in net interest income was due primarily to an increasing net interest margin as earning asset balances and national interest rates were declining.  The Company’s earning asset balances declined primarily because higher yielding mortgage loans were refinancing at lower rates while certificate of deposits funding were refinancing as well.  The Company experienced considerable runoff in its one- to four-family loan portfolio due primarily to lower national mortgage loan rates.

Provision for Losses on Loans and Leases. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of loans and prior loan loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

During the year ended June 30, 2002, the Company recorded a provision for losses on loans and leases of $1.9 million  compared to $1.5 million for the year ended June 30, 2001, an increase of $423,000.  See “Asset Quality” for further discussion.

The allowance for loan and lease losses at June 30, 2002 was $4.5 million.  The allowance decreased from the June 30, 2001 balance primarily as a result charge-offs exceeding recoveries by $3.0 million offset by the provision for losses on loans of $1.9 million.  The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2002 was 40.02% compared to 97.73% at June 30, 2001.  The allowance for loan and lease losses to total loans and leases at June 30, 2002 was 0.78% compared to 0.96% at June 30, 2001.  The Bank’s management believes that the June 30, 2002 recorded allowance for loan losses was adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.

Noninterest Income.  Noninterest income was $11.1 million for the year ended June 30, 2002 as compared to $9.4 million for the year ended June 30, 2001.

Fees on deposits increased $300,000 due primarily to an increase in volume from deposits acquired in new branch acquisitions/openings during the last half of fiscal 2001 and an increase in monthly fees charged on savings accounts.

Loan servicing income increased $291,000 for the year ended June 30, 2002 as compared to the same period in the prior fiscal year primarily due to the package sale of $23.1 million of one- to four- family, 15- and 30-year fixed-rate loans during the first quarter of fiscal 2002.

Gain on sale of loans increased $676,000 for the year ended June 30, 2002 as compared to the same period in the prior fiscal year.  This increase was due to increased sales into the secondary market, which included $116,000 net gain on the package sale of $23.1 million one- to four-family, 15- and 30-year fixed rate loans during the first quarter of fiscal 2002.  In addition, the volume of loans originated for resale into the secondary market increased to $158.3 million as compared to $76.4 million in the prior fiscal year.

Loan fees and service charges increased $284,000 for the year ended June 30, 2002.  This increase was primarily due to an increase in loans originated and held in portfolio of $43.4 million over the prior year.

Gain on sale of securities increased $135,000 for the year ended June 30, 2001 as compared to the same period in the prior fiscal year.  This increase was due to no sales occurring in the prior fiscal year.  Long-term fixed-rate mortgage-backed securities were sold to reduce the potential market value loss of rising interest rates.

Noninterest Expense.  Noninterest expense increased $2.4 million from $23.5 million for the year ended June 30, 2001 to $26.0 million for the year ended June 30, 2002.  This increase was primarily due to an increase in compensation and employee benefits of $2.0 million, an increase in other general and administrative expenses of $311,000 and an increase in advertising expense of $293,000 offset by a decrease in federal insurance premiums of $165,000.

The increase in compensation and employee benefits was primarily related to seven new bank branches opened and one branch acquisition since the first half of fiscal 2001.  In addition, pension costs increased $381,000 for the year ended June 30, 2002 as compared to the same period in the prior fiscal year due to a combination of higher payroll covered and the investment performance of the pension trust account.

The increase in advertising was primarily due to a new marketing campaign and logo change undertaken in fiscal 2002.

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

Income tax expense.  The Company’s income tax expense for both of the years ended June 30, 2002 and June 30, 2001 was $2.9 million, a decrease of $73,000.  This decrease was primarily due to the decrease in the Company’s effective tax rate from 38.93% at June 30, 2001 to 36.96% at June 30, 2002 due to changes in permanent tax differences.

Discontinued Operations

Income (loss) from discontinued operations.  The $1.7 million loss from discontinued operations for the year ended June 30, 2002 as compared to income of $12,000 for the prior fiscal year was primarily due to the write down of the credit card portfolio to net realizable value of $1.1 million and one-time closing costs of $108,000.  See Note 2 of “Notes to Consolidated Financial Statements” for further discussion on discontinued operations.

Comparison of the Years Ended June 30, 2001 and June 30, 2000

Continuing Operations

General.  The Company’s net income from continuing operations decreased $934,000 to $4.6 million for the year ended June 30, 2001 as compared to $5.5 million for the year ended June 30, 2000.  As discussed in more detail below, this decrease was due primarily to an increase in interest expense of $5.9 million and an increase in noninterest expense of $3.0 million.  These decreases to income were partially offset by an increase in interest income of $6.5 million, a decrease in provision for losses on loans and leases of $200,000 and an increase in noninterest income of $1.1 million.

Interest Income.  Interest income increased $6.5 million from $51.7 million for the year ended June 30, 2000 to $58.2 million for the year ended June 30, 2001.  The $64.4 million increase of average earning assets resulted in a $4.9 million increase in interest income.  Average loan balances increased $42.4 million due to originations and purchases exceeding amortizations, prepayments and sales and from leases and loans acquired in new branch and company acquisitions and openings during the last half of fiscal 2000 and fiscal 2001.  The Company continues to manage yields by changing the types of loans that comprise the portfolio to loans that have a higher yield than single-family real estate loans.  Commercial business loans, agricultural business loans and equipment finance leases comprise 22.28% of the total loan portfolio at June 30, 2001 as compared to 19.17% at June 30, 2000.  In addition, one-to four-family loans comprise 21.71% of the total loan portfolio at June 30, 2001 as compared to 23.62% at June 30, 2000.  The yield on average earning assets increased to 8.36% as compared to 8.19% one year ago.

Interest Expense.  Interest expense increased $5.9 million from $29.1 million for the year ended June 30, 2000 to $35.1 million for the year ended June 30, 2001.  The $52.8 million increase of average interest-bearing liabilities resulted in a $2.6 million increase in interest expense.  The average balance of deposits increased $49.7 million primarily due to deposits acquired in new branch acquisitions and openings during the last half of fiscal 2000 and fiscal 2001.  The average rate paid on deposits increased to 5.51% as compared to 5.03% one year ago.  The average balance of FHLB advances and other borrowings increased $3.1 million during fiscal year 2001.  The average rate paid on FHLB advances and other borrowings increased to 5.90% at June 30, 2001 from 5.19% at June 30, 2000.  See “Financial Condition Data” for further discussion.

Net Interest Income. The Company’s net interest income for the year ended June 30, 2001 increased $599,000, or 2.66%, to $23.1 million compared to $22.5 million for the same period ended June 30, 2000.  The increase in net interest income reflects an overall increase in net earning assets offset by a reduction in the net interest spread on average earning assets to 2.78% for the period ended June 30, 2001 from 3.13% for the same period in 2000.  The decrease in the net interest spread is due primarily to a declining rate environment.

Provision for Losses on Loans and Leases. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of loans and prior loan loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

During the year ended June 30, 2001, the Company recorded a provision for losses on loans and leases of $1.5 million  compared to $1.7 million for the year ended June 30, 2000, a decrease of $200,000.  See “Asset Quality” for further discussion.

The allowance for loan and lease losses was $5.5 million at June 30, 2001 and June 30, 2000.  The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2001 was 97.73% compared to 264.63% at June 30, 2000.  The allowance for loan and lease losses to total loans and leases at June 30, 2001 was 0.96% compared to 1.00% at June 30, 2000.  The Bank’s management believes that the June 30, 2001 recorded allowance for loan losses was adequate to provide for probable losses on the related loans, based on its evaluation of the collectability of loans and prior loss experience.

Noninterest Income.  Noninterest income was $9.4 million for the year ended June 30, 2001 as compared to $8.3 million for the year ended June 30, 2000.

Fees on deposits increased $842,000 due to an increase in volume from deposits acquired in new branch acquisitions/openings during the last half of fiscal 2000 and fiscal 2001.

Commission and insurance income from the sale of financial and insurance products increased $182,000 primarily due to a greater emphasis on the production of non-interest income revenue.

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

Noninterest Expense.  Noninterest expense increased $3.0 million from $20.5 million for the year ended June 30, 2000 to $23.5 million for the year ended June 30, 2001.  This increase was primarily from an increase in compensation and employee benefits of $2.2 million, occupancy and equipment of $521,000, advertising expense of $206,000 and amortization of intangible assets of $113,000.

The increase in compensation and employee benefits, occupancy and equipment and amortization of intangible assets was primarily related to seven new bank branches opened and two nonbank operations acquired since September 1999.

Income tax expense.  The Company’s income tax expense for the year ended June 30, 2001 was $2.9 million compared to $3.1 million for the year ended June 30, 2000, a decrease of $148,000.  This decrease was primarily due to the decrease in the Company’s income from continuing operations before income tax from $8.6 million to $7.5 million offset by an increase in the Company’s effective tax rate from 35.75% at June 30, 2000 to 38.93% at June 30, 2001 due to changes in permanent tax differences.

Discontinued Operations

Income (loss) from discontinued operations.  The $12,000 income from discontinued operations for the year ended June 30, 2001 as compared to a loss of $262,000 for the prior fiscal year was primarily due to the credit card loan portfolio decreasing from $9.6 million at June 30, 2000 to $6.1 million at June 30, 2001.  See Note 2 of “Notes to Consolidated Financial Statements” for further discussion on discontinued operations.

Liquidity and Capital Resources

The Bank’s primary sources of funds are in market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, mortgage–backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage–backed securities, and short–term investments.  While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.  Excess balances are invested in overnight funds.

Federal regulations have historically required the Bank to maintain minimum levels of liquid assets.  The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 0.00% of net withdrawable savings deposits and current borrowings.  Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government and corporate securities and other obligations generally having remaining maturities of less than five years.  The Bank has historically maintained its liquidity ratio at a level in excess of that required by these regulations.  At June 30, 2002, the Bank’s regulatory liquidity ratio was 4.78%.

Liquidity management is both a daily and long–term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest–bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest–bearing overnight deposits and other short–term government and agency obligations.  During fiscal 2002, the Bank decreased its borrowings with the FHLB by $17.3 million.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At June 30, 2002, the Bank had outstanding commitments to originate loans of $45.0 million and to sell loans of $14.7 million.  The Bank had no commitments to purchase or sell securities.

Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  During fiscal 2002, the Bank increased the amount of pledgeable loans at the FHLB in order to increase its contingent liquidity sources.  Also, the Bank is implementing arrangements to acquire out of market certificate of deposits as an additional source of funding.  The Bank may also seek other sources of contingent liquidity including federal funds purchased lines with correspondent banks and lines of credit with the FRB.  See “Financial Condition Data” for further analysis.

The Company currently has in effect a stock buy back program in which up to 10.00% of the common stock of the Company outstanding on May 1, 2002 may be acquired through April 30, 2003.  A total of 113,800 shares of common stock have been purchased pursuant to this current program and the previous program in effect during fiscal year 2002.  Pursuant to a series of stock buy back programs initiated by the Company since 1996, the Company has purchased an aggregate of 1,559,030 shares of common stock through June 30, 2002.  Included in the aggregate is a block of 340,421 shares of common stock repurchased in a private transaction on February 13, 2002.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at June 30, 2002, the Bank met all current capital requirements.

The OTS has adopted a core capital requirement for savings institutions comparable to the requirement for national banks.  The OTS core capital requirement is 4.00% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness.  The Bank had core capital of 7.44% at June 30, 2002.

At June 30, 2002 and 2001, securities with a fair value of $74.2 million and $84.4 million, respectively, were pledged as collateral for public deposits and other purposes.  Deposits at June 30, 2002 and 2001 include $37.4 million and $37.1 million, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a greater impact on the Bank’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Effect of New Accounting Standards

Recent accounting pronouncements:  In July, 2001, the Financial Accounting Standards Board (“FASB”) issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will impact the Company’s accounting for its reported goodwill.

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

The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.  The provisions of FASB Statement 142 were implemented by the Company in the first quarter of its 2003 fiscal year.  Upon initial adoption of FASB Statement 142, the Company will stop amortizing goodwill which will reduce amortization expense on current goodwill by approximately $391,000 in fiscal year 2003.

In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The provisions of this Statement generally are to be applied prospectively.  During fiscal year 2002, the Company adopted the provisions of Statement 144 to record discontinued operations of the credit card portfolio.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of Statement No. 146 is not expected to have a material effect on the financial position or results of operations of the Company.

Asset/Liability and Risk Management

Interest rate risk is the most significant market risk affecting the Company.  Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.  The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest–bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest-earning assets. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk although it may in the future, if necessary, to manage interest rate risk.

As a continuing part of its financial strategy, the Bank considers methods of managing this asset/liability mismatch consistent with maintaining acceptable levels of net interest income.  In order to properly monitor interest rate risk, the Board of Directors has created an Asset/Liability Committee whose principal responsibilities are to assess the Bank’s asset/liability mix and recommend strategies to the Board that will enhance income while managing the Bank’s vulnerability to changes in interest rates.

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

One approach used to quantify interest rate risk is the net portfolio value (“NPV”) analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following table sets forth, at June 30, 2002, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or -100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and -300 NPV were not estimated by the OTS.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2002”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent

Basis Points	(Dollars in thousands)

+300	$88,292	$9	0%
+200	89,899	1,615	2
+100	90,194	1,910	2
—	88,284	—	—
-100	83,720	(4,564)	(5)

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

The Company ‘s net income is largely dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

In an attempt to manage its exposure to change in interest rates, management monitors the Company’s interest rate risk. Management’s Asset-Liability Committee meets periodically to review the Company’s interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank’s securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board ‘s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Company’s asset/liability position, management attempts to manage the Company’s interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the repricing of its interest-earning assets. The Company’s recent purchases of mortgage-backed securities and securities available for sale have had either short or medium terms to maturity or adjustable interest rates. At June 30, 2002, the Company had securities available for sale of $16.6 million with contractual maturities of five years or less and adjustable rate mortgage-backed securities of $45.7 million. Mortgage-backed securities amortize and experience prepayments of principal.  The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $54.3 million annually over the past three fiscal years. The Company also controls interest rate risk reduction by emphasizing non-certificate depositor accounts. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2002, the Company had $50.4 million of savings accounts, $157.8 million of money market accounts and $103.0 million of checking accounts, representing 55.31% of total depositor accounts.

One approach used to quantify interest rate risk is the net portfolio value (“NPV”) analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability and Risk Management” for further discussion.

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

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

HF Financial Corp.

Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

Sioux Falls, South Dakota

August 15, 2002

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2002 and 2001

(Dollars in Thousands)

ASSETS	2002	2001
Cash and cash equivalents	$27,546	$84,913

Securities available for sale (Notes 4 and 9)	29,401	49,969

Mortgage-backed securities available for sale (Note 4)	59,735	43,750

Loans and leases receivable (Notes 5 and 9)	559,814	563,836

Loans held for sale (Note 5)	6,559	7,270

Accrued interest receivable	4,410	5,412

Office properties and equipment, net of accumulated depreciation (Note7)	13,714	13,756

Foreclosed real estate and other properties	1,672	1,608

Prepaid expenses and other assets	8,505	2,720

Mortgage servicing rights (Note 6)	3,467	2,775

Deferred income taxes (Note 11)	2,831	2,230

Cost in excess of net assets acquired (Note 3)	5,263	5,763

	$722,917	$784,002

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	2002	2001
Liabilities
Deposits (Note 8)	$562,596	$601,207
Advances from Federal Home Loan Bank and other borrowings (Note 9)	84,308	108,376
Company obligated mandatorily redeemable preferred securities of subsidiary trust that solely holds subordinated debentures (Note 10)	10,000	—
Advances by borrowers for taxes and insurance	6,436	7,337
Accrued interest payable	3,751	7,901
Accrued benefit liability (Note 15)	1,093	—
Other liabilities	6,197	6,656
Total liabilities	674,381	731,477

Commitments and Contingencies (Notes 7, 19 and 21)

Stockholders’ Equity (Notes 11, 12, 13 and 16)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,886,494 and 4,786,005 shares issued at June 30, 2002 and 2001, respectively	49	48
Additional paid-in capital	16,014	15,378
Retained earnings, substantially restricted	54,516	52,886
Deferred compensation (Note 17)	(141)	—
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of related deferred tax effect	498	338
Unrecognized pension costs, net of related deferred tax effect	(704)	—
Less cost of treasury stock, 1,559,030 and 1,105,209 shares at June 30, 2002 and 2001, respectively	(21,696)	(16,125)
	48,536	52,525
	$722,917	$784,002

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2002, 2001 and 2000

(Dollars in Thousands, Except Per Share Data)

	2002	2001	2000
Interest and dividend income:
Loans and leases receivable	$42,290	$50,016	$44,657
Mortgage-backed securities	2,664	3,327	3,390
Investment securities and interest-bearing deposits	3,063	4,819	3,606
	48,017	58,162	51,653

Interest expense:
Deposits	18,433	28,420	23,462
Advances from Federal Home Loan Bank and other borrowings	5,140	6,631	5,679
	23,573	35,051	29,141
Net interest income	24,444	23,111	22,512
Provision for losses on loans and leases	1,905	1,482	1,682
Net interest income after provision for losses on loans and leases	22,539	21,629	20,830

Noninterest income:
Fees on deposits	3,931	3,631	2,789
Loan servicing income	1,858	1,567	1,381
Gain on sale of loans, net	1,518	842	635
Commission and insurance income	1,288	1,343	1,161
Loan fees and service charges	1,266	982	1,131
Trust income	435	392	345
Gain on sale of securities, net	135	—	185
Other	715	666	664
	11,146	9,423	8,291

Noninterest expense:
Compensation and employee benefits	16,388	14,416	12,252
Other general and administrative expenses	4,298	3,987	4,027
Occupancy and equipment	3,359	3,451	2,930
Advertising	1,042	749	543
Amortization of intangible assets	500	470	357
Losses and provision for losses and expenses on foreclosed real estate and other properties, net	263	182	215
Federal insurance premiums	108	273	191
	25,958	23,528	20,515
Income from continuing operations before income taxes	7,727	7,524	8,606
Income tax expense (Note 11)	2,856	2,929	3,077
Income from continuing operations	4,871	4,595	5,529

Discontinued operations (Note 2):
Income (loss) from operations of discontinued segment, net of income taxes of $(127), $6 and $(135)	(246)	12	(262)
(Loss) on discontinued segment, net of income taxes of $(741)	(1,440)	—	—
Income (loss) from discontinued operations	(1,686)	12	(262)
Net income	$3,185	$4,607	$5,267

See Notes to Consolidated Financial Statements.

	2002	2001	2000
Basic earnings (loss) per share (Note 14):
Income from continuing operations	$1.39	$1.25	$1.43
(Loss) from discontinued operations	(0.48)	—	(0.07)
Net income	0.91	1.25	1.36

Diluted earnings (loss) per share (Note 14):
Income from continuing operations	1.36	1.23	1.41
(Loss) from discontinued operations	(0.47)	—	(0.07)
Net income	0.89	1.23	1.34

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2002, 2001 and 2000

(Dollars in Thousands, Except Per Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 1999	$47	$15,128	$46,101	$—	$(226)	$(1,236)	$(11,256)	$48,558
Comprehensive income:
Net income	—	—	5,267	—	—	—	—
Net change in unrealized loss on securities available for sale, net of deferred taxes	—	—	—	—	—	(715)	—
Comprehensive income	—	—	—	—	—	—	—	4,552
Issuance of restricted stock and exercise of stock options	1	132	—	—	—	—	—	133
Cash dividends paid ($0.40 per share) on common stock	—	—	(1,544)	—	—	—	—	(1,544)
Purchase of treasury stock	—	—	—	—	—	—	(4,869)	(4,869)
Amortization of unearned compensation	—	—	—	—	113	—	—	113
Balance, June 30, 2000	48	15,260	49,824	—	(113)	(1,951)	(16,125)	46,943
Comprehensive income:
Net income	—	—	4,607	—	—	—	—
Net change in unrealized (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	2,289	—
Comprehensive income	—	—	—	—	—	—	—	6,896
Issuance of restricted stock and exercise of stock options	—	118	—	—	—	—	—	118
Cash dividends paid ($0.42 per share) on common stock	—	—	(1,545)	—	—	—	—	(1,545)
Amortization of unearned compensation	—	—	—	—	113	—	—	113
Balance, June 30, 2001	48	15,378	52,886	—	—	338	(16,125)	52,525
Comprehensive income:
Net income	—	—	3,185	—	—	—	—
Net change in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	—	160	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	(704)
Comprehensive income	—	—	—	—	—	—	—	2,641
Issuance of restricted stock and exercise of stock options (Note 17)	1	636	—	(169)	—	—	—	468
Cash dividends paid ($0.44 per share) on common stock	—	—	(1,555)	—	—	—	—	(1,555)
Purchase of treasury stock	—	—	—	—	—	—	(5,571)	(5,571)
Amortization of deferred compensation	—	—	—	28	—	—	—	28
Balance, June 30, 2002	$49	$16,014	$54,516	$(141)	$—	$(206)	$(21,696)	$48,536

See Notes to Consolidated Financial Statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2002, 2001 and 2000

(Dollars in Thousands)

	2002	2001	2000
Cash Flows From Operating Activities
Net income	$3,185	$4,607	$5,267
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	2,543	2,432	5,615
Depreciation	1,683	1,888	1,652
(Amortization) accretion of premiums and discounts on securities available for sale, net	140	(80)	(25)
Amortization of intangible assets	500	470	357
Amortization of mortgage servicing rights	347	272	297
Amortization of unearned compensation	—	113	113
Amortization of debt issue costs	7	—	—
Stock based compensation	117	100	98
(Decrease) in deferred loan fees	(637)	(223)	(717)
Loans originated for resale	(158,329)	(76,395)	(63,790)
Proceeds from the sale of loans	161,673	78,224	67,923
(Gain) on sale of loans, net	(1,518)	(842)	(635)
Mortgage servicing rights capitalized	(439)	(174)	(147)
Realized (gain) on sale of securities, net	(135)	—	(185)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	129	27	51
Loss on disposal of office properties and equipment, net	8	15	6
Change in other assets and liabilities (Note 20)	(4,359)	1,668	2,560
Net cash provided by operating activities	4,915	12,102	18,440

See Notes to Consolidated Financial Statements.

	2002	2001	2000
Cash Flows From Investing Activities
Loans and leases purchased	$(33,340)	$(4,067)	$(23,201)
Loans and leases originated and held	(249,705)	(206,337)	(230,495)
Principal collected on loans and leases	282,495	196,023	189,570
Sale of participation interests in loans	—	—	8,650
Securities available for sale:
Sales and maturities	68,935	34,411	18,440
Purchases	(84,574)	(23,567)	(38,237)
Repayments	20,475	12,654	7,894
Purchase of other investments	(5,000)	—	—
Purchase of bank branches, net of cash and cash equivalents received	—	2,218	775
Purchase of financing lease company, net of cash acquired	—	(2,857)	—
Proceeds from sale of office properties and equipment	13	18	4
Purchase of office properties and equipment	(1,662)	(1,754)	(942)
Purchase of mortgage servicing rights	(600)	(702)	(582)
Proceeds from sale of foreclosed real estate and other properties, net	1,358	871	955
Purchase of insurance business	—	(150)	(300)
Net cash provided by (used in) investing activities	(1,605)	6,761	(67,469)

Cash Flows From Financing Activities
Net increase (decrease) in deposit accounts	(38,611)	51,591	33,373
Proceeds of advances from Federal Home Loan Bank and other borrowings	89,900	221,174	288,100
Payments on advances from Federal Home Loan Bank and other borrowings	(113,968)	(232,399)	(256,693)
Payment of debt issue costs	(350)	—	—
Proceeds from issuance of preferred securities of subsidiary trust	10,000	—	—
Increase (decrease) in advances by borrowers for taxes and insurance	(901)	794	373
Purchase of treasury stock	(5,571)	—	(4,869)
Proceeds from issuance of common stock	379	18	35
Cash dividends paid	(1,555)	(1,545)	(1,544)
Net cash provided by (used in) financing activities	(60,677)	39,633	58,775

	2002	2001	2000
Increase (decrease) in cash and cash equivalents	$(57,367)	$58,496	$9,746

Cash and Cash Equivalents
Beginning	84,913	26,417	16,671
Ending	$27,546	$84,913	$26,417

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$27,890	$34,286	$28,627
Cash payments for income and franchise taxes, net	2,715	2,293	587

Supplemental Schedule of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$379	$1,097	$902
Loans made in connection with the sale of foreclosed real estate and other properties	—	—	28
Loans receivable reclassified as held for sale	1,115	—	—
Change in unrealized gain (loss) on securities available for sale	258	3,691	(1,273)
Deferred income taxes related to change in unrealized gain (loss) on securities available for sale	(98)	(1,402)	558
Change in unrecognized pension costs	(1,136)	—	—
Deferred income taxes related to change in unrecognized pension costs	432	—	—

Acquisitions, net of cash and cash equivalents acquired (received), allocated to:
Assets
Loans and leases receivable	$—	$10,082	$452
Accrued interest receivable	—	7	—
Office properties and equipment	—	206	29
Prepaid expenses and other assets	—	27	—
Deferred income taxes	—	42	—
Cost in excess of net assets acquired	—	1,053	142
Liabilities assumed
Deposits	—	(4,119)	(1,394)
Accrued interest payable	—	—	(4)
Notes payable and other borrowings	—	(6,581)	—
Other liabilities	—	(78)	—
Net cash paid (received) on acquisitions	$—	$639	$(775)

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

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of the Company, the Company’s wholly-owned subsidiaries, HomeFirst Mortgage Corp., HF Card Services, LLC (HF Card), and Home Federal Bank (formerly known as Home Federal Savings Bank) (the Bank), and the Bank’s wholly-owned subsidiaries, Hometown Insurors, Inc., Mid-America Service Corporation and PMD, Inc.  The financial statements also include the accounts of Mid America Capital Services, Inc. (Mid America Capital), which at June 30, 2001 was a wholly owned subsidiary of HomeFirst Mortgage Corp.  During fiscal year 2002, Mid America Capital was transferred from a wholly owned subsidiary of HomeFirst Mortgage to a wholly owned subsidiary of the Bank with no affect on the consolidated financial statements.  Additionally, during fiscal year 2002, the Company formed a wholly owned subsidiary named HF Financial Capital Trust I (the Trust).  All intercompany balances and transactions have been eliminated in consolidation.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan and lease losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Cash and cash equivalents:  For purposes of reporting the statements of cash flows, the Company includes as cash equivalents all cash accounts which are not subject to withdrawal restrictions or penalties and time deposits with original maturities of 90 days or less.  The Company had no cash equivalents at June 30, 2002 and $60,000 at June 30, 2001.

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

Securities available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, and all equity securities.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.  Securities available for sale are carried at fair value and unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect.

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

Loans are generally classified as nonaccrual when there are reasonable doubts as to the collectibility of principal and/or interest and/or when payment becomes 90 days past due, except loans which are well secured and in the process of collection.  Uncollectible interest on loans that are impaired or contractually past due is charged off based on management’s periodic evaluation.  The charge to interest income is equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is no longer in doubt, in which case the loan is returned to accrual status.

Loans and leases receivable (continued):  The Company’s leases receivable are classified as direct finance leases. Under the direct financing method of accounting for leases, the total net payments receivable under the lease contracts and the residual value of the leased equipment, net of unearned income, are recorded as a net investment in direct financing leases and the unearned income is recognized each month on a basis which approximates the interest method. Accrual of interest income is suspended when collection is doubtful.

The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

Cost in excess of net assets acquired (intangibles):  Intangibles are the difference between purchase prices and the amounts assigned to the net assets acquired and accounted for under the purchase method of accounting. Management reassesses the carrying value and remaining life of intangible assets on an ongoing basis. Whenever events indicate that the carrying values are impaired, the excess cost over fair value of those assets is adjusted appropriately. As of June 30, 2002, management believes there is no impairment with respect to these assets.

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

Land held for development is carried at the lower of cost, including  cost of improvements and amenities incurred subsequent to acquisition, or fair value less cost to sell.  Costs relating to the development and improvement of property are capitalized, whereas costs relating to holding property are expensed.  During fiscal year 2002, management’s intent was changed from developing the property to selling the property, and accordingly, at June 30, 2002, the property was reclassified as held for sale with no effect on the consolidated financial statements.  The carrying amount of land held for sale was $1,298 at June 30, 2002 and 2001.

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

Earnings per share (EPS):  Basic EPS represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Segment reporting: Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.  The primary reporting segment is the Bank.

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

Loans and leases:  Approximately 50% of loans at both June 30, 2002 and 2001 are variable-rate loans that reprice frequently and have no significant change in credit risk.  Fair values on these loans are based on carrying values.  The fair values for fixed-rate loans and leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans and leases with similar terms to borrowers with similar credit quality or from quoted market prices of similar loans and leases sold, adjusted for differences in loan and lease characteristics.

Accrued interest receivable:  The carrying value of accrued interest receivable approximates its fair value.

Mortgage servicing rights:  Fair values are estimated using discounted cash flows based on current market rates of interest.

Off-statement-of-financial-condition instruments: Fair values for the Company’s off-statement-of-financial-condition instruments (unused lines of credit and letters of credit), which are based upon fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and counterparties’ credit standing, are not significant.

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

Preferred securities of subsidiary trust:  The carrying amount for Company obligated manditorily redeemable preferred securities of subsidiary trust that solely holds subordinated debentures approximates fair value.

Accrued interest payable and advances by borrowers for taxes and insurance:  The carrying values of accrued interest payable and advances by borrowers for taxes and insurance approximate their fair values.

Stock-based compensation:  The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25.

Recent accounting pronouncements:  In July 2001, the Financial Accounting Standards Board (FASB) issued two statements — Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will impact the Company’s accounting for its reported goodwill.

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

The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.  The provisions of FASB Statement 142 were implemented by the Company in the first quarter of its 2003 fiscal year.  Upon initial adoption of FASB Statement 142, the Company will stop amortizing goodwill which will reduce amortization expense on current goodwill by approximately $391 in fiscal year 2003.

In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The provisions of this Statement generally are to be applied prospectively.  During fiscal year 2002, the Company adopted the provisions of Statement 144 to record discontinued operations of the credit card portfolio.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of Statement No. 146 is not expected to have a material effect on the financial position or results of operations of the Company.

Note 2.  Discontinued Operations

In June 2002, management committed to a plan to sell the subprime credit card operations through its subsidiary, HF Card, which was previously reported in the credit card segment of the Company.  HF Card ceased processing subprime credit card applications in March 1999 and has been managing the portfolio from a balance of $18,062 at June 30, 1999, to the remaining balance of $3,765 at June 30, 2002.  The Company is negotiating the sale of the remaining receivables to a third party.  As of June 30, 2002, the Company had not entered into a definitive agreement for the sale of the remaining receivables.  The Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1,115 from loans receivable to loans held for sale.  The actual sale of the receivables and liquidation of HF Card is expected to take place in the first half of fiscal 2003.  Including the write down of the credit card portfolio to net realizable value of $1,115 and one-time closing costs of $108, the Company recorded a net loss from discontinued operations of $1,686, net of tax benefit of $868, for the year ended June 30, 2002.  Amounts of revenue (including interest income on loans and noninterest income) and pretax profit (loss) reported in discontinued operations for the years ended June 30, 2002, 2001, and 2000 were $2,413 and $(2,554); $3,848 and $18; and $8,457 and $(397), respectively.

Note 3.  Acquisitions

During the year ended June 30, 2001, HomeFirst Mortgage Corp. purchased 100% of the outstanding capital stock of Mid America Capital Services, Inc., a finance leasing company, for net cash consideration of $2,857.  Intangibles of $723 were recorded and are being amortized into expense by the straight-line method over 10 years.  This acquisition was accounted for under the purchase method of accounting.

Results of operations of the acquired entity since the date of acquisition are included in the consolidated financial statements. Unaudited pro forma consolidated results of continuing operations for the year ended June 30, 2001 as though the entity had been acquired as of the beginning of the fiscal year prior to the acquisition follows (in thousands, except per share data):

	Year Ended June 30,
	2001	2000
Interest and dividend income	$59,382	$54,395
Net income	4,551	5,071
Earnings per share:
Basic	$1.24	$1.31
Diluted	1.22	1.29

The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisition had been made at the beginning of the fiscal year prior to the respective acquisition, or of those results which may be obtained in the future. The unaudited pro forma combined summary of operations includes the effects of additional interest expense on debt incurred in connection with the acquisition as if the debt had been outstanding since the beginning of the period presented.  In addition, the summary of operations includes amortization of the cost in excess of net assets of company acquired in connection with the acquisition as if it had been acquired as of the beginning of the periods presented.

During the years ended June 30, 2001 and 2000, several smaller acquisitions were also made. During the year ended June 30, 2001, the Bank acquired the assets and liabilities of a branch of a local commercial bank and received cash consideration of $2,218, as the liabilities assumed exceeded the assets acquired. Intangibles of $330 were recorded and are being amortized to expense by the straight-line method.  This acquisition was treated as a purchase for accounting purposes, and the results of operations of the acquired branch since the date of acquisition are included in the consolidated financial statements.  In 2000, the Bank acquired the assets and liabilities of a branch of another local commercial bank, and received cash consideration of $775.  Also in 2000, Hometown Insurors, Inc. paid $300 to acquire the customer base of a local insurance agency, and an additional $150 was paid during 2001 under contingency provisions of the purchase agreement.  These acquisitions were treated as purchases for accounting purposes, and the results of operations of the acquired entities since the dates of acquisition are included in the consolidated financial statements.

Note 4.  Investments in Securities

The amortized cost and fair values of investments in securities at June 30, 2002, all of which are classified as available for sale according to management’s intent, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies and corporations	$5,999	$93	$—	$6,092
Federal Home Loan Bank	8,200	173	—	8,373
Municipal bonds	3,509	81	(1)	3,589
Corporate note	5,000	—	—	5,000
	22,708	347	(1)	23,054
Equity securities:
Stock in Federal Home Loan Bank of Des Moines	6,332	—	—	6,332
FNMA common stock	8	—	(1)	7
Federal Agricultural Mortgage common stock	7	1	—	8
	6,347	1	(1)	6,347

Mortgage-backed securities:
GNMA	9,249	392	—	9,641
REMIC	4,223	79	—	4,302
FHLMC	15,031	75	(28)	15,078
FNMA	30,775	42	(103)	30,714
	59,278	588	(131)	59,735
	$88,333	$936	$(133)	$89,136

The amortized cost and fair values of debt securities as of June 30, 2002, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$4,830	$4,877
Due after one year through five years	11,764	12,018
Due after five years through ten years	999	1,028
Due after ten years	5,115	5,131
	22,708	23,054
Mortgage-backed securities	59,278	59,735
	$81,986	$82,789

Equity securities have also been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.  The Bank, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank.  No ready market exists for the stock, and it has no quoted market value.  For disclosure purposes, such stock is assumed to have a fair value which is equal to cost.

The components of other comprehensive income (loss) — net change in unrealized gain (loss) on securities available for sale are as follows:

	Years Ended June 30,
	2002	2001	2000
Unrealized holding gain (loss) arising during the year	$393	$3,691	$(1,088)
Less reclassification adjustment for net gains realized in net income	(135)	—	(185)
Net change in unrealized gain (loss) before income taxes	258	3,691	(1,273)
Income (taxes) benefit	(98)	(1,402)	558
Other comprehensive income — net change in unrealized gain (loss) on securities	$160	$2,289	$(715)

Proceeds from the sale of securities available for sale in 2002 were $14,831 and resulted in gross gains of $170 and gross losses of $(35).  There were no sales of securities in 2001, and accordingly, no realized gains or losses.  Proceeds from the sale of securities during 2000 were $5,386 and resulted in gross gains of $201 and gross losses of $(16).

At June 30, 2002 and 2001, securities with a fair value of $74,200 and $84,397, respectively, were pledged as collateral for public deposits and other purposes.

The amortized cost and fair values of investments in securities at June 30, 2001, all of which are classified as available for sale according to management’s intent, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies and corporations	$18,236	$98	$(44)	$18,290
Federal Home Loan Bank	21,708	167	(3)	21,872
Municipal bonds	3,400	58	(1)	3,457
	43,344	323	(48)	43,619
Equity securities:
Stock in Federal Home Loan Bank of Des Moines	6,332	—	—	6,332
FNMA common stock	8	—	—	8
Federal Agricultural Mortgage common stock	7	3	—	10
	6,347	3	—	6,350

Mortgage-backed securities:
GNMA	26,485	391	(191)	26,685
REMIC	3,367	—	(42)	3,325
FHLMC	9,545	113	(42)	9,616
FNMA	3,328	34	—	3,362
Other triple A rated mortgage-backed securities	758	4	—	762
	43,483	542	(275)	43,750
	$93,174	$868	$(323)	$93,719

Note 5.  Loans and Leases Receivable

Loans and leases receivable at June 30, 2002 and 2001 consist of the following:

	2002	2001
Loans secured by real estate:
Residential:
One-to-four family	$73,630	$117,681
Multi-family	56,952	44,378
Commercial	89,111	73,720
Agriculture	12,722	12,753
Construction and development	12,738	28,419
Business, consumer and other:
Automobile	84,782	78,082
Commercial business	95,462	97,362
Equipment financing leases	22,834	10,509
Junior liens on mortgages	73,680	61,397
Agriculture	26,707	20,370
Credit card	—	6,088
Mobile home	2,365	3,920
Education	7,340	6,831
Loans on savings accounts	1,597	1,917
Other loans	8,529	10,939
	568,449	574,366
Less:
Undisbursed portion of loans in process	4,678	3,853
Deferred loan fees and unearned discounts and premiums, net	(504)	133
Allowance for loan and lease losses	4,461	6,544
	$559,814	$563,836

Loans held for sale totaling $6,559 at June 30, 2002 consist of one-to-four family fixed-rate loans and credit card loans (Note 2).  At June 30, 2001, loans held for sale totaling $7,270 consisted of one-to-four family fixed-rate loans.

Activity in the allowance for loan and lease losses included in continuing operations is summarized as follows for the years ended June 30:

	2002	2001	2000
Balance, beginning	$6,544	$8,475	$11,991
Provision charged to income	1,905	1,482	1,682
Allowance related to assets acquired, net	—	97	—
Reclassification of allowance for loan losses directly against credit card loans receivable	(577)	—	—
Charge offs related to discontinued credit card loan operations, net	(458)	(1,941)	(4,497)
Other charge offs	(3,407)	(1,923)	(1,040)
Recoveries	454	354	339
Balance, ending	$4,461	$6,544	$8,475

The following is a summary of information pertaining to impaired loans:

	June 30,
	2002	2001	2000
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance	3,977	3,028	98
Total impaired loans	$3,977	$3,028	$98

Valuation allowance related to impaired loans	$980	$1,501	$25

	Years Ended June 30,
	2002	2001	2000
Average investment in impaired loans	$2,662	$1,614	$146

Interest income recognized on impaired loans	$42	$38	$6

No additional funds are committed to be advanced in connection with impaired loans.

Note 6.  Loan Servicing

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of mortgage loans serviced for others was $520,250 and $493,657 at June 30, 2002 and 2001, respectively.

Custodial balances maintained in connection with the foregoing loan servicing, and included in deposits and advances by borrowers for taxes and insurance, were approximately $2,017 and $1,946 at June 30, 2002 and 2001, respectively.

The carrying values of mortgage servicing rights were $3,467 and $2,775 at June 30, 2002 and 2001, respectively.  The fair values of these rights were $5,275 and $5,346 at June 30, 2002 and 2001, respectively.  The fair values of the mortgage servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 10% and 15% as of June 30, 2002 and 2001, respectively.  The Company recognized expense for amortization of the cost of mortgage servicing rights in the amount of $347, $272 and $297 for the years ended June 30, 2002, 2001 and 2000, respectively.

No valuation allowances were provided for mortgage servicing rights capitalized during the years ended June 30, 2002 and 2001.

Note 7.  Office Properties and Equipment

Office properties and equipment at June 30, 2002 and 2001 consist of the following:

	2002	2001
Land	$1,958	$1,959
Buildings and improvements	16,133	16,051
Leasehold improvements	1,416	947
Furniture, fixtures, equipment and automobile	11,411	10,742
	30,918	29,699
Less accumulated depreciation and amortization	(17,204)	(15,943)
	$13,714	$13,756

In addition, the Bank leases several branch facilities under operating lease agreements which require minimum rentals totaling $1,246 through the year ending June 30, 2006.

Note 8.  Deposits

Deposits at June 30, 2002 and 2001 consist of the following:

	2002	2001
Noninterest bearing checking accounts	$61,355	$55,003
Interest bearing accounts	41,669	33,165
Money market accounts	157,770	139,467
Savings accounts	50,387	49,852
Certificates of deposit	251,415	323,720
	$562,596	$601,207

Scheduled maturities of certificates of deposit are as follows:

Maturing in fiscal year:
2003	$156,773
2004	53,810
2005	28,908
2006	4,696
2007	7,098
Thereafter	130
$251,415

Deposit accounts are insured up to $100 by the Savings Association Insurance Fund (SAIF) under management of the Federal Deposit Insurance Corporation (FDIC).  The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $46,905 and $64,391 at June 30, 2002 and 2001, respectively.  Deposits at June 30, 2002 and 2001 include $37,390 and $37,079, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

Note 9.  Advances From Federal Home Loan Bank and Other Borrowings

Advances from the Federal Home Loan Bank of Des Moines at June 30, 2002 and 2001 are summarized as follows:

	2002	2001
Fixed-rate advances (with rates ranging from 4.5% to 6.6%)	$67,434	$100,714
Variable-rate advance (with a rate of 2.09%)	16,000	—
	$83,434	$100,714

Aggregate maturities of advances, computed based on call date, are as follows:  2003 $47,936; 2004 $13,462; 2005 $11,090; 2006 $1,070; 2007 $1,048; and thereafter $8,828.  Prepayment of the callable advances results in a prepayment fee as negotiated between the Bank and the Federal Home Loan Bank.

Advances are secured by stock in the Federal Home Loan Bank of Des Moines, one-to-four family first mortgage loans with balances exceeding 120% of the amount of the related advances and multi-family first mortgage loans with balances exceeding 140% of the amount of the related advances.  In order to provide additional borrowing collateral, commercial real estate first mortgage loans with balances exceeding 175% of the amount of the related advances have also been pledged at the Federal Home Loan Bank.  In addition, home equity line of credit loans and home equity second mortgages (with balances exceeding 200% and 175% of the amount of related advances, respectively) have been pledged to provide borrowing collateral.

The Bank had a $20,000 letter of credit from the Federal Home Loan Bank of Des Moines, on which nothing was drawn at June 30, 2002 and expired on July 5, 2002.

Other borrowings consist of the following at  June 30, 2002 and 2001:

The Company has a contract for deed which requires monthly payments of $9, plus interest at 7.0%, to October 2013.  The contract for deed, which is secured by land held for sale with a carrying value of $1,298, had a balance of $874 and $922 at June 30, 2002 and 2001, respectively.  Aggregate maturities of the contract for deed are as follows:  2003 $53;  2004 $56; 2005 $60; 2006 $65; 2007 $69 and thereafter $571.

In August 2000, the Company entered into a $3,000 revolving note agreement with an unrelated bank, which had a balance of $0 and $3,000 outstanding at June 30, 2002 and 2001, respectively, and matured in August 2001.

Mid America Capital Services, Inc. had a $4,000 line of credit with an unrelated bank, which had a balance of $0 and $3,000 at June 30, 2002 and 2001, respectively, and matured in September 2001.  Mid America Capital Services, Inc. also had notes outstanding to its former stockholders totaling $0 and $740 at June 30, 2002 and 2001, respectively.

Note 10.  Company Obligated Manditorily Redeemable Preferred Securities of Subsidiary Trust That Solely Holds Subordinated Debentures

On November 28, 2001, the Company issued 10,000 shares totaling $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust I.  The Trust exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of the Trust.  The securities provide for cumulative cash distributions calculated at a rate based on six-month LIBOR plus 3.75% adjusted semi-annually.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond December 8, 2031.  At the end of the deferral period, all accumulated and unpaid distributions will be paid.  The capital securities will be redeemed on December 8, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than December 8, 2006.  The capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.  Proceeds from trust preferred securities can be injected into the Bank and qualify as Tier I capital for regulatory capital purposes.

Note 11.  Income Tax Matters

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis.  The Bank is allowed bad debt deductions based on actual charge-offs.  In addition, the Trust files a trust return on a calendar year basis.

The consolidated provision for income taxes from continuing operations consists of the following for the years ended June 30:

	2002	2001	2000
Current:
Federal	$2,039	$1,912	$1,467
State	383	372	193
Deferred expense	434	645	1,417
	$2,856	$2,929	$3,077

Income tax expense is different from that calculated at the statutory federal income tax rate to pretax income from continuing operations.  The reasons for this difference in the tax expense are as follows:

	2002	2001	2000
Computed "expected" tax expense	$2,704	$2,633	$3,012
Increase (decrease) in income taxes resulting from:
Tax exempt interest income	(79)	(99)	(82)
State taxes, net of federal benefit	262	221	231
Benefit of income taxed at lower rates	(75)	(73)	(82)
Amortization of intangible assets	148	116	126
Change in valuation allowance	38	—	(195)
Other, net	(142)	131	67
	$2,856	$2,929	$3,077

The components of the net deferred tax asset as of June 30, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Allowance for loan and leases losses	$1,425	$2,183
Deferred loan fees	73	105
Discounts on loans from acquired associations	43	58
Accrued expenses	387	196
Net unrecognized pension costs	432	—
Discontinued operations	920	—
Other	186	206
	3,466	2,748
Less valuation allowance	(82)	(44)
	3,384	2,704

Deferred tax liabilities:
Net unrealized gain on securities available for sale	305	207
FHLB stock dividends	148	148
Mortgage servicing rights	100	—
Other	—	119
	553	474
	$2,831	$2,230

Retained earnings at June 30, 2002 and 2001, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634 at June 30, 2002 and 2001.

Note 12.  Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined).  Management believes, as of June 30, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2002, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as “adequately capitalized” under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have unfavorably changed the Bank’s category.

The following table summarizes the Bank’s compliance with its regulatory capital requirements at June 30, 2002 and 2001:

	Actual		Minimum Capital Requirement		To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2002:
Tier I (core) capital (to adjusted total assets)	$53,284	7.44%	$28,656	4.00%	$28,656	4.00%
Total risk-based capital (to risk-weighted assets)	57,745	10.04	46,023	8.00	46,023	8.00
Tangible capital (to tangible assets)	53,284	7.44	10,746	1.50	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	53,284	9.26	N/A	N/A	23,011	4.00

As of June 30, 2001:
Tier I (core) capital (to adjusted total assets)	$45,891	5.96%	$30,784	4.00%	$30,784	4.00%
Total risk-based capital (to risk-weighted assets)	52,319	9.93	42,156	8.00	42,156	8.00
Tangible capital (to tangible assets)	45,891	5.96	11,544	1.50	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	45,891	8.71	N/A	N/A	21,078	4.00

Note 13.  Stockholders’ Equity

The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on May 1, 2002 may be acquired through April 30, 2003.  A total of 113,800 shares of common stock have been purchased pursuant to this current program and the previous program in effect during fiscal year 2002.  Pursuant to a series of stock buy back programs initiated by the Company since 1996, the Company has purchased an aggregate of 1,559,030 shares of common stock through June 30, 2002.  Included in the aggregate is a block of 340,021 shares of common stock repurchased in a private transaction on February 13, 2002.

The Company has authorized 50,000 shares of Preferred Stock, designated as “Series A Junior Participating Preferred Stock” with a stated value of $1.00 per share.  Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends.  Such shares have voting rights of 100 votes per share and a preference in liquidation.  The shares are not redeemable after issuance.

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

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992 who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank’s regulatory capital requirements.  Capital distributions are limited to the greater of 100% of net income for the year to date plus 50% of the amount by which the lesser of the institution’s tangible, core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period.  On August 14, 2002, the Bank sent written notification to the OTS of its intention to pay up to 50% of the Bank’s net income for each quarter in the year ending June 30, 2003, to the Company.

Note 14.  Earnings Per Share

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the fiscal years ended June 30, 2002, 2001 and 2000 follow.

	2002	2001	2000
Earnings:
Income from continuing operations	$4,871	$4,595	$5,529
Discontinued operations, net of tax	(1,686)	12	(262)
Net income	$3,185	$4,607	$5,267

Basic EPS:
Weighted average number of common shares outstanding	3,512,879	3,680,796	3,861,633

Earnings per common share:
Income from continuing operations	$1.39	$1.25	$1.43
Discontinued operations, net of tax	(0.48)	—	(0.07)
Net income	$0.91	$1.25	$1.36

Diluted EPS:
Weighted average number of common shares outstanding	3,512,879	3,680,796	3,861,633
Common share equivalents — stock options and stock issuable under employee compensation plans	67,914	56,817	57,986
Weighted average number of common shares and common share equivalents	3,580,793	3,737,613	3,919,619

Earnings per common share:
Income from continuing operations	$1.36	$1.23	$1.41
Discontinued operations, net of tax	(0.47)	—	(0.07)
Net income	$0.89	$1.23	$1.34

Options outstanding of approximately 180,000 and 142,000 shares of common stock at weighted average share prices of $14.44 and $14.46 during the years ended June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those instruments exceeded the average market prices of the common shares during the years.

Note 15.  Defined Benefit Plan

The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of twenty-one and have completed one year of service.  The benefits are based on 6% of each eligible participant’s annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year treasury note rates.  The Company’s funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time.  One hundred percent vesting occurs after five years, and retirement at age 65.

Information relative to the Company’s defined benefit plan is presented below:

	2002	2001
Changes in benefit obligations:
Benefit obligations, beginning	$3,203	$2,792
Service cost	581	480
Interest cost	229	202
Benefits paid	(189)	(547)
Actuarial loss (gain)	(111)	276
Benefit obligations, ending	$3,713	$3,203

Changes in plan assets:
Fair value of plan assets, beginning	$2,411	$2,947
Actual return on plan assets	(229)	(264)
Company contributions	423	275
Benefits paid	(189)	(547)
Fair value of plan assets, ending	$2,416	$2,411

Funded status at end of year:
Plan assets (deficient) of obligations	$(1,297)	$(792)
Unrecognized losses	1,427	1,193
Unrecognized prior service (benefit)	(90)	(136)
Unrecognized transition obligation	47	58
Prepaid asset at end of year	$87	$323

The components of pension cost for the years ended June 30 consist of the following:

	2002	2001	2000
Service cost	$581	$480	$344
Interest cost	229	202	166
Expected return on plan assets	(198)	(240)	(198)
Amortization of prior losses	—	12	29
Amortization of prior service cost	(46)	(46)	(46)
Recognized net actuarial losses	82	—	(70)
Amortization of transition obligation	11	12	12
Total costs recognized in expense	$659	$420	$237

The components in the balance sheet consist of:

	2002	2001
Prepaid benefit cost	$87	$323
Accrued benefit liability	(1,093)	—
Intangible asset	(43)	—
Accumulated other comprehensive loss	1,136	—
Net asset recorded in the consolidated balance sheet	$87	$323

The weighted-average post-retirement and pre-retirement discount rates used in determining the actuarial present value of the benefit obligations were 5.45% and 7.50% for fiscal year 2002 and 6.23% and 7.50% for fiscal year 2001, respectively.  The rate of increase in future compensation levels used to determine the actuarial present value of the benefit obligations was 5.5% for both fiscal years 2002 and 2001.  The expected long-term rate of return on plan assets was 8.0% for both fiscal years 2002 and 2001.

Note 16.  Retirement Plan

The Company had an employee stock ownership plan (ESOP) covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they worked at least 1,000 hours.  The ESOP included an employee savings plan feature which provided for voluntary contributions by eligible employees on a tax-deferred basis with no matching contribution by the Company.  All shares owned by the ESOP are included in earnings per share computations, with shares being allocated to eligible employees as the corresponding ESOP debt was repaid.  At June 30, 2002, the ESOP holds 246,084 shares, all of which have been allocated to eligible employees.

For financial statement purposes, expense for the ESOP is determined on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred.

During fiscal year 2001, the final payment for the ESOP was made. Effective July 1, 2001, the ESOP was amended and restated, and renamed the HF Financial Corp. Retirement Savings Plan. The amended plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to Code Section 401(k) and regulations issued thereunder. Participation and eligibility requirements are similar to the previous plan. The amended plan continues to allow voluntary contributions by eligible employees, and also allows discretionary contributions by the Company, as determined annually by the Board of Directors.  The total compensation cost charged to expense related to the retirement plans mentioned above was $216, $113 and $113 for 2002, 2001 and 2000, respectively.

Note 17.  Stock-Based Compensation Plans

The Company has stock-based compensation plans which are described below.  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans.  Accordingly, no compensation cost has been recognized for grants under the fixed stock option plans.  Had compensation cost for the Company’s stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported income from continuing operations and earnings per common share would have been reduced to the pro forma amounts shown below:

	2002	2001	2000
Income from continuing operations:
As reported	$4,871	$4,595	$5,529
Pro forma	4,734	4,456	5,408

Basic earnings per share from continuing operations:
As reported	1.39	1.25	1.43
Pro forma	1.35	1.21	1.40

Diluted earnings per share from continuing operations:
As reported	1.36	1.23	1.41
Pro forma	1.32	1.19	1.38

The fair value of each incentive stock option grant is estimated at the grant date using the Black-Scholes option-pricing model. No options were granted during fiscal year 2000.  The following weighted average assumptions were used for grants in fiscal years 2002 and 2001, respectively:  a dividend rate as a percentage of stock price of 3.52% and 3.02%; price volatility of 25.00% and 26.00%; risk-free interest rates of 4.58% and 5.10% and expected lives of seven years for both years.

Under the Company’s stock option and incentive plan (Option Plan), stock options of 828,000 common shares, of which 10,000 shares are restricted under a stock pool (see below), may be granted to directors and employees of the Bank.  Options granted under the Option Plan may be either options that qualify as Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or options that do not qualify.  The Option Plan also provides for the award of stock appreciation rights, limited stock appreciation rights and restricted stock.  During fiscal year 2002, 10,342 shares of the restricted stock were awarded under the Plan.  These shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment.  The vesting period for these shares may accelerate based on the Company meeting certain performance criteria, in which the shares would vest 25% after year 1, 0% in year 2, and 25% in each of the next 3 years.  The issuance cost of these shares was $129 and is being amortized over the vesting period of five years, with the unamortized balance included in deferred compensation in the consolidated statements of financial condition.  During fiscal year 2002, $21 was recorded as amortization expense.

At June 30, 2002, 531,076 shares of common stock were reserved for issuance under the Option Plan.  The options granted under the Option Plan expire ten years from the date of grant.

During fiscal year 2001, the Company created a pool of 10,000 restricted shares (Pool). Awards from the Pool are at the discretion of the Chairman of the Board of Directors on a spot basis to employees. The restricted shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment.  Key provisions of the Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; all nonvested shares are forfeited upon termination.  During 2001, no shares  were issued from the Pool.  During fiscal year 2002, 3,475 shares were awarded under the Plan.  The issuance cost of these shares was $40 and is being amortized over the vesting period of five years, with the unamortized balance included in deferred compensation in the consolidated balance sheet.  During fiscal year 2002, $7 was recorded as amortization expense.

A summary of the status of the plan and changes during the years ended June 30 are as follows:

	2002		2001		2000
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	342,671	$10.33	262,047	$10.66	279,972	$10.72
Granted	73,725	12.50	96,655	9.38	—	—
Forfeited	(52,285)	12.57	(10,589)	13.52	(11,495)	15.09
Exercised	(80,192)	4.73	(5,442)	3.33	(6,430)	5.52
Outstanding at end of year	283,919	$12.06	342,671	$10.33	262,047	$10.66

Options for 183,374, 232,005 and 193,780 shares were exercisable at June 30, 2002, 2001 and 2000, respectively.  The weighted average fair value of options granted was $2.78 and $2.88 for the fiscal years ended June 30, 2002 and 2001, respectively.

Fixed options outstanding at June 30, 2002 are summarized as follows:

Options Outstanding		Options Exercisable
Number Outstanding	Number Exercisable	Remaining Contractual Life	Exercise Price
4,773	4,773	2 years	$7.33
23,556	23,556	3 years	8.17
73,148	28,812	9 years	9.38
300	300	4 years	9.92
27,420	27,420	5 years	10.21
336	336	4 years	11.17
64,845	18,162	10 years	12.50
47,595	38,069	7 years	15.38
41,946	41,946	6 years	16.25
283,919	183,374

The Company has a Director Restricted Stock Plan (Plan) which provides that awards of restricted shares of the Company’s common stock be made to outside directors of the Company.  The Plan is designed to allow for payment of the annual retainer fee in shares of the Company’s common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index.  Each outside director is entitled to all voting, dividend and distribution rights during the restriction period.  The effective date of the Plan was July 1, 1997.  The Plan has 75,000 shares allocated to it and is in effect for a period of ten years.  During fiscal years 2002, 2001 and 2000, 7,560, 11,249 and 7,252 shares were awarded and $103, $100 and $98 of expense was incurred under the Plan as the annual retainer for the Company’s Board of Directors for the years ending June 30, 2002, 2001 and 2000, respectively.

Note 18.  Financial Instruments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the consolidated statements of financial condition.  The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

Estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$27,546	$27,546	$84,913	$84,913
Securities	89,136	89,136	93,719	93,719
Loans and leases	566,373	575,490	571,106	572,358
Accrued interest receivable	4,410	4,410	5,412	5,412
Mortgage servicing rights	3,467	5,275	2,775	5,346

Financial Liabilities
Deposits	562,596	567,323	601,207	606,322
Preferred securities of subsidiary trust	10,000	10,000	—	—
Borrowed funds	84,308	84,938	108,376	109,376
Accrued interest payable and advances by borrowers for taxes and insurance	10,187	10,187	15,238	15,238

Note 19.  Commitments, Contingencies and Credit Risk

The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States.  The Bank has primarily unsecured credit card loans which were issued through third parties nationwide to a target customer market consisting of sub-prime credit customers who have either an insufficient credit history or a negative credit history.  The Bank issued no new credit cards in fiscal years 2002 and 2001 and announced discontinuation of this operation in fiscal year 2002.  Collateral for substantially all noncredit card consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset.  At June 30, 2002 and 2001, the Bank has approximately $74 and $99 of loans sold with recourse to the Federal National Mortgage Association (FNMA).  The collateral securing these loans are one-to-four family mortgage loans, which are seasoned.  Unused lines of credit amounted to $68,369 and $58,880 at June 30, 2002 and 2001, respectively.  Unused letters of credit amounted to $1,221 and $1,213 at June 30, 2002 and 2001, respectively.  The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.

The Bank had outstanding commitments to originate loans of $44,980 and to sell loans of approximately $14,705 at June 30, 2002.  The portion of commitments to originate or purchase fixed rate loans totaled $34,269 with a range in interest rates of 5.7% to 7.6%.  No losses are expected to be sustained in the fulfillment of any of these commitments.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

Note 20.  Cash Flow Information

Changes in other assets and liabilities for the years ended June 30, 2002, 2001 and 2000 consist of:

	2002	2001	2000
(Increase) decrease in accrued interest receivable	$1,002	$(59)	$(515)
(Increase) decrease in prepaid expenses and other assets	(485)	(403)	219
Deferred income taxes (credits)	(267)	645	1,417
Increase (decrease) in accrued interest payable and other liabilities	(4,609)	1,485	1,439
	$(4,359)	$1,668	$2,560

Note 21.  Subsequent Event

On July 11, 2002, the Company issued 5,000 shares totaling $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust II.  The Trust was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of the Trust.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.65%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 7, 2032.  The capital securities will be redeemed on October 7, 2032; however, the Company has the option to shorten the maturity date to a date not earlier than July 7, 2007.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

Note 22.  Financial Information of HF Financial Corp. (Parent Only)

The Company’s condensed balance sheets as of June 30, 2002 and 2001 and related condensed statements of income and cash flows for each of the years in the three year period ended June 30, 2002 are as follows:

CONDENSED BALANCE SHEETS

	2002	2001
Assets
Cash, all with Home Federal Bank	$238	$610
Note receivable, HF Card Services, L.L.C.	8,327	7,362
Investments, marketable securities	282	383
Investments in subsidiaries	48,727	46,784
Land held for sale	1,298	1,298
Other	1,240	140
	$60,112	$56,577

Liabilities
Other borrowings	$11,184	$3,922
Other liabilities	392	130
Stockholders' equity	48,536	52,525
	$60,112	$56,577

CONDENSED STATEMENTS OF INCOME

	2002	2001	2000
Interest income	$605	$751	$649
Equity in earnings of subsidiaries	2,335	4,324	4,717
Other income	28	18	52
Expenses	(850)	(574)	(328)
Income tax benefit	1,067	88	177
Net income	$3,185	$4,607	$5,267

CONDENSED STATEMENTS OF CASH FLOWS

	2002	2001	2000
Cash Flows From Operating Activities
Net income	$3,185	$4,607	$5,267
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of unearned compensation	—	113	113
Amortization of debt issue costs	7	—	—
Equity in (earnings) of subsidiaries	(2,335)	(4,324)	(4,717)
Cash dividends received from subsidiaries	5,317	2,703	4,244
Increase (decrease) in liabilities	262	(47)	138
Other, net	(757)	4	782
Net cash provided by operating activities	5,679	3,056	5,827

Cash Flows From Investing Activities
Disbursements on note receivable from HF Card	(1,505)	(1,383)	(6,624)
Repayments on note receivable from HF Card	540	720	2,355
Proceeds from maturities and sales of securities	101	—	135
Capital contribution to Home Federal Bank	(5,300)	(1,650)	—
Capital contribution to HomeFirst Mortgage Corp.	—	(2,950)	—
Net cash (used in) investing activities	(6,164)	(5,263)	(4,134)

Cash Flows From Financing Activities
Purchase of treasury stock	(5,571)	—	(4,869)
Cash dividends paid	(1,555)	(1,545)	(1,544)
Proceeds from issuance of common stock	637	118	133
Proceeds from issuance of preferred securities of subsidiary trust	10,000	—	—
Proceeds from other borrowings	—	3,000	—
Payment of debt issue costs	(350)	—	—
Payments on other borrowings	(3,048)	(46)	(43)
Net cash provided by (used in) financing activities	113	1,527	(6,323)
(Decrease) in cash	(372)	(680)	(4,630)

Cash at beginning of period	610	1,290	5,920
Cash at end of period	$238	$610	$1,290

Note 23.  Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share data)

(1) Fiscal year 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (2)
Total interest income	$13,494	$12,111	$11,067	$11,345
Net interest income	5,773	5,778	6,196	6,697
Provision for losses on loans and leases	523	543	354	485
Income from continuing operations	1,124	1,175	1,212	1,360
Income (loss) from discontinued operations	143	(183)	(103)	(1,543)
Net income (loss)	1,267	992	1,109	(183)

Earnings per share — basic:
Income from continuing operations	$0.30	$0.32	$0.36	$0.41
Discontinued operations, net of tax	0.04	(0.05)	(0.03)	(0.46)
Net income (loss)	$0.34	$0.27	$0.33	$(0.05)

Earnings per share — diluted:
Income from continuing operations	$0.30	$0.31	$0.36	$0.40
Discontinued operations, net of tax	0.04	(0.05)	(0.03)	(0.45)
Net income (loss)	$0.34	$0.26	$0.33	$0.05

(1) Fiscal year 2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total interest income	$14,442	$14,796	$14,698	$14,226
Net interest income	5,739	5,753	5,702	5,917
Provision for losses on loans and leases	429	308	400	345
Income from continuing operations	1,107	1,421	1,015	1,052
Income (loss) from discontinued operations	153	(71)	73	(143)
Net income	1,260	1,350	1,088	909

Earnings per share — basic:
Income from continuing operations	$0.30	$0.39	$0.28	$0.29
Discontinued operations, net of tax	0.04	(0.02)	0.02	(0.04)
Net income	$0.34	$0.37	$0.30	$0.25

Earnings per share — diluted:
Income from continuing operations	$0.30	$0.38	$0.27	$0.28
Discontinued operations, net of tax	0.04	(0.02)	0.02	(0.04)
Net income	$0.34	$0.36	$0.29	$0.24

(1)          Certain amounts for all periods presented have been reclassified to discontinued operations (Note 2).

(2)         During the fourth quarter of fiscal year 2002, the Company recorded a provision of $2,073 and reclassified $577 from the allowance for loan and lease losses directly against credit card loans receivable and transferred the loans from loans receivable to loans held for sale at their estimated net realizable value (Note 2).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years there have been no disagreements with our accountant on any matter of accounting principle or financial statement disclosure.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated in this Form 10-K by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Directors

Information concerning Directors of the Company is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive officers

Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this Form 10–K is incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.  Information contained under the headings “Board Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation” is not incorporated in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.  Information contained under the headings “Board Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation” is not incorporated in this Form 10-K.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8–K

(a)                                  Documents filed with this report.

(1)          See “HF Financial Corp. Index to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data” of this report.

(2)          All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto	Sequential Page Number Where Attached Exhibits Are Located in This Form 10-K Report
3.1	Articles of Incorporation	(1)	Not Applicable
3.2	By-Laws	(1)	Not Applicable
4.1	Rights Agreement	(4)	Not Applicable
10.1	Employment Contracts between the Bank and Curtis L. Hage	(1) #	Not Applicable
10.2	Amendment to Employment Contract between the Bank and Curtis L. Hage	(3) #	Not Applicable
10.3	1991 Stock Option and Incentive Plan	(2) #	Not Applicable
10.4	Articles of Incorporation of HF Card Services LLC	(3)	Not Applicable
10.5	Amendment to 1991 Stock Option and Incentive Plan	(5) #	Not Applicable
10.6	1996 Director Restricted Stock Plan	(5) #	Not Applicable
10.7	Employment Contract between the Bank and Gene F. Uher	(5) #	Not Applicable
10.8	Employment Contract between the Bank and Mark S. Sivertson	(6) #	Not Applicable
10.9	Employment Contract between the Bank and Michael H. Zimmerman	(6) #	Not Applicable
10.10	Change in Control Contract between the Bank and Gene F. Uher	(6) #	Not Applicable
10.11	Change in Control Contract between the Bank and Mark S. Sivertson	(6) #	Not Applicable
10.12	Change in Control Contract between the Bank and Michael H. Zimmerman	(6) #	Not Applicable
10.13	Amendment to Employment Contract between the Bank and Gene F. Uher	(7) #	Not Applicable
10.14	Employment Contract between the Bank and David A. Brown	(8) #	Not Applicable
10.15	Change in Control Contract between the Bank and David A. Brown	(8) #	Not Applicable
10.16	Guarantee Agreement dated November 28, 2001 by and between HF Financial Corp. and Wilmington Trust Company	(9)	Not Applicable
10.17	Indenture Agreement dated November 28, 2001 by and between HF Financial Corp. and Wilmington Trust Company	(9)	Not Applicable
10.18	Confidential Separation Agreement between the Bank and Gene F. Uher*	10.18 #
21.1	Subsidiaries of Registrant	21.1
23.1	Consents of Experts and Counsel	23.1

(1)             Filed as exhibits to the Company’s Form S–1 registration statement filed on December 6, 1991 (File No. 33–44383) pursuant to Section 5 of the Securities Act of 1933.

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

(8)             Filed as exhibits to the Company’s Annual Report on Form 10K for the fiscal year ended June 30, 2001.

(9)             Filed as exhibits to the Company’s Form 10Q for the quarter ended December 31, 2001.

#       Management or compensatory plan or arrangements required to be filed.

*                    Certain portions of this exhibit have been omitted based upon a request for order granting confidential treatment.  The omitted portions have been filed separately with the Securities and Exchange Commission.

All of such previously filed documents are hereby incorporated in this Form 10-K by reference in accordance with Item 601 of Regulation S–K.

(b) Reports on Form 8–K

The Company filed Form 8-K, Item 5, “Other Events” with the Securities and Exchange Commission on May 24, 2002 announcing approval by the Company’s Board of Directors to repurchase up to 10% of its outstanding common stock through April 30, 2003.

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

/s/ Curtis L. Hage		/s/ Darrel L. Posegate
Curtis L. Hage, Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)		Darrel L. Posegate, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	September 27, 2002	Date:	September 27, 2002

/s/ Thomas L. Van Wyhe		/s/ Robert L. Hanson
Thomas L. Van Wyhe, Director		Robert L. Hanson, Director

Date:	September 27, 2002	Date:	September 27, 2002

/s/ Jeffrey G. Parker		/s/ JoEllen G. Koerner
Jeffrey G. Parker, Director		JoEllen G. Koerner, Ph.D., Director

Date:	September 27, 2002	Date:	September 27, 2002

/s/ William G. Pederson
William. G. Pederson, Director

Date:	September 27, 2002

CERTIFICATIONS

I, Curtis L. Hage, certify that:

1.     I have reviewed this Annual Report on Form 10-K of H.F. Financial Corp.;

2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	September 27, 2002

/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President and Chief Executive Officer

I, Darrel L. Posegate, certify that:

1.     I have reviewed this Annual Report on Form 10-K of H.F. Financial Corp.;

2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	September 27, 2002

/s/ Darrel L. Posegate
Darrel L. Posegate
Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of H.F. Financial Corp. (the “Company”) on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Curtis L. Hage, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

                                                (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                                                (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President and Chief Executive Officer

Date:	September 27, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of H.F. Financial Corp. (the “Company”) on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Darrel L. Posegate, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

                                                (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                                                (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Darrel L. Posegate
Darrel L. Posegate
Vice President and Chief Financial Officer

Date:	September 27, 2002

Index to Exhibits

Exhibit Number

10.18	Confidential Separation Agreement between the Bank and Gene F. Uher*

21.1	Subsidiaries of Registrant

23.1	Consents of Experts and Counsel

*                Certain portions of this exhibit have been omitted based upon a request for order granting confidential treatment.  The omitted portions have been filed separately with the Securities and Exchange Commission.