Form 10-Q
period 2002-09-30
HF FINANCIAL CORP
filed 2002-11-15
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2002

Commission File Number: 0-19972

HF FINANCIAL CORP.
(Exact name of registrant as specified in its charter.)

Delaware	46-0418532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 South Main Avenue, Sioux Falls, SD	57104
(Address of principal executive office)	(ZIP Code)

(605) 333-7556
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed  by Section 13 or 15  (d)  of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 8, 2002 there were 3,351,949 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

Form 10-Q

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	September 30, 2002	June 30, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$21,814	$27,546
Securities available for sale	100,245	89,136

Loans and leases receivable	591,621	564,275
Loans held for sale	13,304	6,559
Allowance for loan and lease losses	(5,202)	(4,461)
Net loans and leases receivable	599,723	566,373

Accrued interest receivable	4,921	4,410
Office properties and equipment, net of accumulated depreciation	13,374	13,714
Foreclosed real estate and other properties	1,665	1,672
Prepaid expenses and other assets	8,959	8,505
Mortgage servicing rights	3,538	3,467
Deferred income taxes	3,014	2,831
Goodwill, net	4,604	4,604
Other intangible assets, net	618	659
Total assets	$762,475	$722,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$540,035	$562,596
Advances from Federal Home Loan Bank and other borrowings	135,364	84,308
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	15,000	10,000
Advances by borrowers for taxes and insurance	10,545	6,436
Accrued interest payable	3,574	3,751
Accrued benefit liability	1,093	1,093
Other liabilities	7,440	6,197
Total liabilities	713,051	674,381

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,912,760 and 4,886,494 shares issued at September 30, 2002 and June 30, 2002, respectively	49	49
Additional paid-in capital	16,332	16,014
Retained earnings, substantially restricted	55,642	54,516
Deferred compensation	(358)	(141)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of related deferred tax effect	223	498
Unrecognized pension costs, net of related deferred tax effect	(704)	(704)
Less cost of treasury stock, 1,564,246 and 1,559,030 shares at September 30, 2002 and June 30, 2002, respectively	(21,760)	(21,696)
Total stockholders’ equity	49,424	48,536
Total liabilities and stockholders’ equity	$762,475	$722,917

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2002	2001
Continuing operations:
Interest and dividend income:
Loans and leases receivable	$10,501	$11,692
Investment securities and interest-bearing deposits	1,005	1,802
	11,506	13,494
Interest expense:
Deposits	3,388	6,274
Advances from Federal Home Loan Bank and other borrowings	1,383	1,447
	4,771	7,721
Net interest income	6,735	5,773
Provision for losses on loans and leases	1,034	523
Net interest income after provision for losses on loans and leases	5,701	5,250
Noninterest income:
Fees on deposits	1,083	961
Gain on sale of loans, net	222	484
Loan servicing income	404	626
Commission and insurance income	272	303
Loan fees and service charges	478	272
Gain on sale of securities, net	350	—
Other	260	257
	3,069	2,903
Noninterest expense:
Compensation and employee benefits	4,104	3,856
Other general and administrative expenses	1,372	1,347
Occupancy and equipment	821	893
Amortization of intangible assets	41	125
Federal insurance premiums	23	25
Other	78	72
	6,439	6,318
Income from continuing operations before income taxes	2,331	1,835
Income tax expense	880	711
Income from continuing operations	1,451	1,124

Discontinued operations:
Income from operations of discontinued segment, net of income taxes of $45 and $74	88	143
(Loss) on discontinued segment, net of income taxes of ($15)	(29)	—
Income from discontinued operations	59	143
Net Income	$1,510	$1,267

Basic earnings per share:
Income from continuing operations	$0.43	$0.30
Income from discontinued operations	0.02	0.04
Net income	$0.45	$0.34

Diluted earnings per share:
Income from continuing operations	$0.43	$0.30
Income from discontinued operations	0.02	0.04
Net income	$0.45	$0.34

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2002 and 2001

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, June 30, 2001	$48	$15,378	$52,886	$—	$338	$(16,125)	$52,525

Comprehensive income:
Net income	—	—	1,267	—	—	—	1,267
Net change in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	618	—	618
Comprehensive income	—	—	1,267	—	618	—	1,885

7,560 shares issued under Restricted Stock Plans	—	104	—	—	—	—	104

Exercise of stock options for 5,429 shares	—	26	—	—	—	—	26

Cash dividends paid ($0.11 per share) on common stock	—	—	(406)	—	—	—	(406)

Balance, September 30, 2001	$48	$15,508	$53,747	$—	$956	$(16,125)	$54,134

Balance, June 30, 2002	$49	$16,014	$54,516	$(141)	$(206)	$(21,696)	$48,536

Comprehensive income:
Net income	—	—	1,510	—	—	—	1,510
Net change in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	(275)	—	(275)
Comprehensive income	—	—	1,510	—	(275)	—	1,235

26,266 shares issued under Restricted Stock Plans	—	318	—	(224)	—	—	94

Cash dividends paid ($0.115 per share) on common stock	—	—	(384)	—	—	—	(384)

Purchase of treasury stock	—	—	—	—	—	(64)	(64)

Amortization of deferred compensation	—	—	—	7	—	—	7

Balance, September 30, 2002	$49	$16,332	$55,642	$(358)	$(481)	$(21,760)	$49,424

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$1,510	$1,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	1,034	1,062
Depreciation	400	408
Amortization (accretion) of premiums and discounts on securities available for sale, net	175	(1)
Amortization of intangible assets	41	125
Amortization of mortgage servicing rights	92	72
Amortization of debt issue costs	4	—
Stock based compensation	101	104
(Decrease) in deferred loan fees	(241)	(360)
Loans originated for resale	(24,219)	(54,421)
Proceeds from the sale of loans	17,696	53,964
(Gain) on sale of loans, net	(222)	(484)
Mortgage servicing rights capitalized	(43)	(275)
Realized (gain) on sale of securities, net	(350)	—
Losses and provision for losses on sales of foreclosed real estate and other properties, net	33	21
Loss on disposal of office properties and equipment, net	21	9
(Increase) decrease in accrued interest receivable	(511)	298
(Increase) in prepaid expenses and other assets	(308)	(640)
Deferred income taxes (credits)	(15)	—
Increase (decrease) in accrued interest payable and other liabilities	1,066	(832)
Net cash provided by (used in) operating activities	(3,736)	317

Cash flows from investing activities
Loans and leases purchased	(172)	(5,710)
Loans and leases originated and held	(76,639)	(34,745)
Principal collected on loans and leases	49,224	79,775
Securities available for sale:
Sales and maturities	14,406	18,395
Purchases	(31,606)	(14,027)
Repayments	5,823	4,848
Proceeds from sale of office properties and equipment	8	—
Purchase of office properties and equipment	(89)	(105)
Purchase of mortgage servicing rights	(120)	(148)
Proceeds from sale of foreclosed real estate and other properties, net	163	229
Net cash provided by (used in) investing activities	(39,002)	48,512

Cash flows from financing activities
Net (decrease) in deposit accounts	$(22,561)	$(22,991)
Proceeds of advances from Federal Home Loan Bank and other borrowings	240,500	900
Payments on advances from Federal Home Loan Bank and other borrowings	(189,444)	(12,225)
Proceeds from issuance of preferred securities of subsidiary trust	5,000	—
Payment of debt issue costs	(150)	—
Increase in advances by borrowers for taxes and insurance	4,109	2,741
Purchase of treasury stock	(64)	—
Proceeds from issuance of common stock	—	26
Cash dividends paid	(384)	(406)
Net cash provided by (used in) financing activities	37,006	(31,955)

Increase (decrease) in cash and cash equivalents	(5,732)	16,874

Cash and cash equivalents
Beginning	27,546	84,913
Ending	$21,814	$101,787

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$4,964	$11,927
Cash payments for income and franchise taxes, net	81	151

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended September 30, 2002 and 2001

(Unaudited)

NOTE 1.          SELECTED ACCOUNTING POLICIES

Basis of presentation:

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Form 10-Q is unaudited.  However, in the opinion of management, adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for the interim periods have been included.  Results for any interim period are not necessarily indicative of results to be expected for the year.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the industry.

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, HomeFirst Mortgage Corp. (the “Mortgage Corp.”), HF Card Services L.L.C. (“HF Card”), HF Financial Group, Inc.,  HF Capital Trust I (“Trust I”), HF Capital Trust II, Home Federal Bank (formerly known as Home Federal Savings Bank), (the “Bank”) and the Bank’s wholly-owned subsidiaries, Hometown Insurors, Inc. (“Hometown”), Mid America Capital Services, Inc. (“Mid America Leasing”), Mid-America Service Corporation and PMD, Inc.  During the quarter ended September 30, 2002, the Company formed two new wholly-owned subsidiaries, HF Financial Group, Inc., and HF Capital Trust II.  See Notes 5 and 6.

NOTE 2.          DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2002, management committed to a plan to sell the subprime credit card operations through its subsidiary, HF Card, which was previously reported in the credit card segment of the Company.  HF Card ceased processing subprime credit card applications in March 1999 and has been managing the portfolio from a balance of $18.1 million at June 30, 1999, to the remaining balance of $3.4 million at September 30, 2002.  The Company is negotiating the sale of the remaining receivables to a third party.  As of September 30, 2002, the Company had not entered into a definitive agreement for the sale of the remaining receivables.  During the fourth quarter of fiscal 2002, the Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1.1 million at that time from loans receivable to loans held for sale.  The Company wrote down the credit card loan portfolio an additional $29,000, net of taxes, during the first quarter of fiscal 2003.  The actual sale of the receivables and liquidation of HF Card is expected to take place in the second quarter of fiscal 2003.

NOTE 3.          REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its capital requirements at September 30, 2002:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital:
Required	$30,147	4.00%
Actual	55,898	7.42
Excess	25,751	3.42

Risk-based capital:
Required	$48,225	8.00%
Actual	61,101	10.14
Excess	12,876	2.14

NOTE 4.          EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended September 30, 2002 and 2001 was 3,335,189 and 3,693,785, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended September 30, 2002 and 2001 was 3,364,660 and 3,781,211, respectively.

NOTE 5.	COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES

On July 11, 2002, the Company issued 5,000 shares totaling $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust II (“Trust II”).  Trust II was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of  Trust II.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.65%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 7, 2032.  The capital securities will be redeemed on October 7, 2032; however, the Company has the option to shorten the maturity date to a date not earlier than July 7, 2007.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

NOTE 6.          FORMATION OF HF FINANCIAL GROUP, INC.

During the first quarter of fiscal 2003, the Company formed a new wholly-owned subsidiary, HF Financial Group, Inc. (‘HF Group”).  HF Group will have the exclusive right to market “Syben Services” for the Minneapolis-based corporation, Syben Holdings, Inc. within the territory described below.  HF Group will market Syben Services to business customers in a seven state region of South Dakota, Minnesota, Iowa, Nebraska, Missouri, Kansas and North Dakota.  Syben Services are internet based services that utilize proprietary software developed to facilitate employee benefits administration, payroll processing and management and governmental reporting. The services provided through Syben assist employers with the management of their employer sponsored compensation and benefit programs.  This marketing venture will provide expanded opportunities to serve the Company’s existing business customers, develop new corporate relationships and increase fee income.

HF Group has been formed to deliver Syben Services.  In addition to marketing Syben Services, the Bank’s subsidiaries will cross sell the Bank’s services such as Cash Management including direct deposit for payroll, employer sponsored retirement plans from the Bank’s Trust and Investment professionals, and group benefit of health, life, long-term care, and disability through Hometown.

HF Group is incorporated under the laws of the State of South Dakota and will be located at the Company’s main office in Sioux Falls, SD.

NOTE 7.          NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142,  Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The provisions of FASB Statement No. 142 were implemented by the Company in the first quarter of fiscal 2003.  At September 30, 2002 the Company had $4.6 million of goodwill that ceased amortizing.  In addition, at September 30, 2002 the Company had $618,000 of identifiable intangible assets that continued to amortize based on the provisions of FASB Statement No. 72 and FASB Statement No. 142.

The Company has completed the first step of its impairment testing to determine if goodwill is impaired.  The Company’s conclusion is that there is no impairment at September 30, 2002.  The impact of this standard on the Company’s net income for the three month period ended September 30, 2002 and September 30, 2001 is as follows:

	Three Months Ended September 30,
	2002	2001

Reported net income	$1,510	$1,267
Addback: goodwill amortization	—	105
Adjusted net income	$1,510	$1,372

Basic earnings per share:
Reported net income	$0.45	$0.34
Goodwill amortization	—	0.03
Adjusted net income	$0.45	$0.37

Diluted earnings per share:
Reported net income	$0.45	$0.34
Goodwill amortization	—	0.03
Adjusted net income	$0.45	$0.37

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

During the fourth quarter of fiscal 2002, management committed to a plan to sell the subprime credit card operations through its subsidiary, HF Card, which was previously reported in the credit card segment of the Company.  HF Card ceased processing subprime credit card applications in March 1999 and has been managing the portfolio from a balance of $18.1 million at June 30, 1999, to the remaining balance of $3.4 million at September 30, 2002.  The Company is negotiating the sale of the remaining receivables to a third party.  As of September 30, 2002, the Company had not entered into a definitive agreement for the sale of the remaining receivables.  During the fourth quarter of fiscal 2002, the Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1.1 million at that time from loans receivable to loans held for sale.  The actual sale of the receivables and liquidation of HF Card is expected to take place in the second quarter of fiscal 2003.  Results of this discontinuance have been segregated from continuing operations of the Company.

Forward-Looking Statements

This Form 10-Q and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, contain “forward-looking statements” that deal with future results, expectations, plans and performance.  In addition, the Company’s management may make forward-looking statements orally to the media, securities analysts, investors or others.  These forward-looking statements might include one or more of the following:

•      Projections of income, loss, revenues, earnings or losses per share, dividends, capital expenditures, capital structure, tax benefit or other financial items.

•      Descriptions of plans or objectives of management for future operations, products or services and transactions.

•      Forecasts of future economic performance.

•      Descriptions of assumptions underlying or relating to such matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “optimism”, “look-forward”, “bright”, “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

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

Financial Condition Data

At September 30, 2002, the Company had total assets of $762.5 million, an increase of $39.6 million from the level at June 30, 2002.  The increase in assets was due primarily to increases in loans and leases receivable, net of related allowance, of $26.6 million,  securities available for sale of $11.1 million and loans held for sale of $6.7 million offset by a decrease in cash and cash equivalents of $5.7 million.  The increase in liabilities of $38.7 million was due to increases in advances from the Federal Home Loan Bank (“FHLB”) and other borrowings of $51.1 million,  the liability for company obligated mandatorily redeemable preferred securities of $5.0 million and advances by borrowers for taxes and insurance of $4.1 million offset by a decrease in deposits of $22.6 million from the levels at June 30, 2002.  In addition, stockholders’ equity increased to $49.4 million at September 30, 2002 from $48.5 million at June 30, 2002 primarily due to net income of $1.5 million offset by dividends paid of $384,000.

The increase in loans and leases receivable, net of related allowance, of $26.6 million was due primarily to purchases and originations exceeding sales, amortization and repayments of principal.  Commercial business, commercial real estate and agricultural loan balances increased $18.3 million and consumer indirect loan balances increased $7.8 million over the levels at June 30, 2002.  Residential mortgage production increased 28.3% for the three months ended September 30, 2002 as compared to the same period in the prior fiscal year.

The increase in securities available for sale of $11.1 million was primarily the result of purchases of $31.6 million exceeding sales, maturities and calls of $20.2 million.  The purchases consisted of $27.0 million in variable-rate mortgage-backed securities.  Variable-rate mortgage-backed securities comprise 63.9% of the Company’s securities available for sale portfolio.  Included in the securities purchases was $4.0 million of trust preferred securities for a total of $9.0 million investment in trust preferred securities at September 30, 2002.  This investment is limited by Office of Thrift Supervision (“OTS”) regulation to 15.0% of equity of the Bank.  Management is utilizing the purchase of trust preferred securities to mitigate the Company’s interest rate risk from the total issuance of $15.0 million in company obligated mandatorily redeemable preferred securities at September 30, 2002.

The $6.7 million increase in loans held for sale was primarily due to an increase in loans originated for sale into the secondary market during the three months ended September 30, 2002.

Advances from the FHLB and other borrowings increased $51.1 million primarily due to draws of $240.5 million on advances from the FHLB exceeding paydowns on advances and other borrowings of $189.4 million.  The increase in borrowings was necessary to fund asset growth.

The liability for company obligated mandatorily redeemable preferred securities increased $5.0 million due to the Company issuing additional trust preferred securities through Trust II.  The proceeds from the issuance are primarily utilized for injection of Tier 1 (core) capital into the Bank and to provide liquidity for repurchasing Company stock.  See Note 5.

The $4.1 million increase in advances by borrowers for taxes and insurance was due primarily to the receipt of escrow payments in excess of amounts paid out.  The major escrow payments are primarily paid semiannually in April and October.

The $22.6 million decrease in deposits was primarily due to a decrease in savings accounts of $20.9 million (of which $20.7 million were public fund deposits) and money market accounts of $14.8 million offset by an increase in demand accounts of $8.5 million and certificates of deposit of $4.7 million.  The overall net decrease in demand and money market accounts included a decrease in public fund accounts of $12.0 million compared to the levels at June 30, 2002.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the three months ended September 30, 2002 and 2001 include fees which are considered adjustments to yield.  Balances related to discontinued credit card loan operations have been reclassified to non-interest earning assets for all periods presented.

	THREE MONTHS ENDED SEPTEMBER 30,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$581,730	$10,501	7.16%	$565,622	$11,692	8.20%
Investment securities(2)(3)	88,109	957	4.31%	143,272	1,737	4.81%
FHLB stock	6,363	48	2.99%	6,332	65	4.07%

Total interest-earning assets	$676,202	$11,506	6.75%	$715,226	$13,494	7.49%
Noninterest-earning assets	47,510			50,313
Total assets	$723,712			$765,539

Interest-bearing liabilities:
Deposits:
Checking and money market	$189,719	$739	1.55%	$170,593	$1,369	3.18%
Savings	40,752	101	0.98%	41,050	254	2.45%
Certificates of deposit	253,892	2,548	3.98%	318,267	4,651	5.80%
Total deposits	$484,363	$3,388	2.78%	$529,910	$6,274	4.70%
FHLB advances and other borrowings	104,371	1,169	4.44%	110,790	1,447	5.18%
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	14,176	214	5.99%	—	—	0.00%

Total interest-bearing liabilities	$602,910	$4,771	3.14%	$640,700	$7,721	4.78%
Noninterest-bearing deposits(4)	52,909			47,291
Other liabilities	18,633			24,037
Total liabilities	$674,452			$712,028
Equity	49,260			53,511
Total liabilities and equity	$723,712			$765,539

Net interest income; interest rate spread(5)		$6,735	3.61%		$5,773	2.71%

Net interest margin(5)(6)			3.95%			3.20%

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

(5)   Percentages for the three months ended September 30, 2002 and September 30, 2001 have been annualized.

(6)   Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30,
	2002 vs 2001
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$333	$(1,524)	$(1,191)
Other investment securities(2)	(669)	(111)	(780)
FHLB stock	—	(17)	(17)

Total interest-earning assets	$(336)	$(1,652)	$(1,988)

Interest-bearing liabilities:
Deposits:
Checking and money market	$153	$(783)	$(630)
Savings	(2)	(151)	(153)
Certificates of deposit	(941)	(1,162)	(2,103)
Total deposits	(790)	(2,096)	(2,886)
FHLB advances and other borrowings	(84)	(194)	(278)
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	214	—	214

Total interest-bearing liabilities	$(660)	$(2,290)	$(2,950)

Net interest income			$962

(1)   Includes interest on accruing loans and leases past due 90 days or more.

(2)   Includes primarily U. S. Government and agency securities and FHLB daily time.

Application of Critical Accounting Policies

GAAP requires management to utilize estimates when reporting financial results.  The Company has identified the policy discussed below as a Critical Accounting Policy because the accounting estimate requires management to make certain assumptions about matters that may be uncertain at the time the estimate was made and a different method of estimating could have been reasonably made that could have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.

Allowance for Loan and Lease Losses – GAAP requires the Company to set aside reserves or maintain an allowance against inherent loan and lease losses in the loan and lease portfolio.  Management must develop a consistent and systematic approach to estimate the appropriate balances that will cover the inherent losses.  Due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

The allowance is compiled by utilizing the Company’s loan risk rating system which is structured to identify any weaknesses in the loan portfolio.  The risk rating system has evolved to a process whereby management believes the system will properly identify the credit risk associated with the loan portfolio.  Due to the segmenting of loans for the allowance calculation, the estimate of the allowance for loan and lease losses could change materially if the loan risk rating system would not properly identify the strength of a large or a few large loan customers.  Although management believes that it uses the best information available to determine the allowance, unforeseen market or borrower conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.

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

Nonperforming assets increased to $11.6 million at September 30, 2002 from $11.5 million at June 30, 2002, an increase of $79,000, or 0.7%.  Although nonperforming assets increased slightly from the levels at June 30, 2002, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.52% at September 30, 2002 as compared to 1.59% at June 30, 2002.

Nonaccruing loans and leases decreased 5.1% or $524,000 to $9.7 million at September 30, 2002 compared to $10.2 million at June 30, 2002.  Included in nonaccruing loans and leases at September 30, 2002 were twelve loans totaling $704,000 secured by one- to four-family real estate, five loans in the amount of $1.3 million secured by commercial real estate, three mobile home loans totaling $22,000, twenty commercial business loans totaling $1.9 million, eight agricultural loans totaling $4.8 million, eight equipment finance leases totaling $89,000 and fifty-nine consumer loans totaling $939,000.  One loan, secured by commercial real estate, in the amount of $2.4 million included in nonaccrual loan balances at June 30, 2002 was paid in full during the first quarter of fiscal 2003.  Offsetting the commercial real estate loan payoff was one large agricultural real estate nonaccrual loan in the amount of $2.4 million during the first quarter of fiscal 2003.  This agricultural loan has been modified as a troubled debt restructuring with specific allowance reserve allocation and will be closely monitored for performance.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have increased $86,000 or 0.8% from the levels at June 30, 2002.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows.  Loans and leases that are not performing do not necessarily result in a loss.  The increase in nonperforming loans and leases is also related to a few large commercial and agricultural loans that have been analyzed for collateral value and appropriate loss reserves have been allocated.

As of September 30, 2002, the Company had $367,000 of foreclosed assets.  The balance of foreclosed assets at September 30, 2002 consisted of $121,000 in consumer collateral (excluding mobile home loans), $4,000 in mobile homes and $242,000 in single-family residences.

At September 30, 2002, the Company had (from continuing operations, including certain loans discussed in this Form 10-Q) criticized $11.3 million of its assets as special mention, classified $10.5 million as substandard  and approximately $6.8 million as doubtful that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  These loans were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for  loan losses is established based on management’s evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the September 30, 2002 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at September 30, 2002 will be adequate in the future.

In accordance with the Company’s internal classification of assets policy, management evaluates the loan and lease portfolio on a monthly basis to identify loss potential and determines the adequacy of the allowance for loan and lease losses quarterly.  Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful.  Foreclosed assets include assets acquired on settlement of loans.  The following table sets forth the amounts and categories of the Company’s nonperforming assets from continuing operations for the periods indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	Nonperforming Assets As Of
	September 30, 2002	June 30, 2002
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$704	$886
Commercial real estate	1,294	3,678
Multi-family	—	290
Commercial business	1,890	1,872
Equipment finance leases	89	—
Consumer	939	690
Agriculture	4,780	2,801
Mobile homes	22	25
Total	9,718	10,242

Accruing loans and leases delinquent more than 90 days:
Commercial real estate	3	—
Commercial business	660	512
Equipment finance leases	57	229
Agriculture	796	165
Total	1,516	906

Foreclosed assets:(1)
One- to four-family	242	239
Consumer	121	132
Mobile homes	4	3
Total	367	374

Total nonperforming assets	$11,601	$11,522

Ratio of nonperforming assets to total assets	1.52%	1.59%

Ratio of nonperforming loans and leases to total loans and leases(2)	1.86%	1.96%

(1)   Total foreclosed assets do not include land held for sale.

(2)   Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses from continuing operations during the periods indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	Three Months Ended September 30,
	2002	2001
	(Dollars in Thousands)

Balance at beginning of period	$4,461	$5,509
Charge-offs:
One- to four-family	—	(12)
Commercial real estate	—	(50)
Commercial business	(53)	(134)
Equipment finance leases	(54)	(18)
Consumer	(272)	(327)
Agriculture	—	(58)
Mobile homes	(18)	(10)
Total charge-offs	(397)	(609)

Recoveries:
Commercial real estate	—	2
Equipment finance leases	6	26
Consumer	96	86
Mobile homes	2	1
Total recoveries	104	115

Net (charge-offs)	(293)	(494)

Additions charged to operations	1,034	523

Balance at end of period	$5,202	$5,538

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.05)%	(0.09)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.86%	1.03%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	46.31%	92.52%

(1)   Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company’s allowance for loan and lease losses at the dates indicated is summarized in the following table.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	At September 30, 2002	At June 30, 2002
	Amount	Amount
	(Dollars in Thousands)

One- to four-family	$66	$81
Commercial real estate	268	490
Multi-family real estate	126	116
Commercial business	1,283	1,164
Equipment finance leases	322	296
Consumer	1,925	1,889
Agricultural	1,178	375
Mobile homes	34	50

Total	$5,202	$4,461

The allowance for loan and lease losses was $5.2 million at September 30, 2002 as compared to $5.5 million at September 30, 2001.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.86% at September 30, 2002 compared to 1.03% at September 30, 2001, a decrease of 16.4%.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. Regulators have reviewed the Bank’s methodology for determining allowance requirements on the Bank’s loan portfolio and have made no required recommendations for increases in the allowances during the three months ended September 30, 2002.

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

Comparison of the Three Months Ended September 30, 2002 and September 30, 2001

Continued Operations:

General.  The Company’s net income from continuing operations was $1.5 million or $0.43 for both basic and diluted earnings per share for the first quarter of fiscal 2003, a 29.1% increase in earnings compared to $1.1 million or $0.30 for both basic and diluted earnings per share for the same period in the prior fiscal year.  Basic and diluted earnings per share increased 43.3% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, due to the increase in quarter earnings and Company stock repurchases.  For the three months ended September 30, 2002, the return on average equity from continuing operations was 11.78%, a 40.2% increase compared to 8.40% for the same period in the prior fiscal year.  For the three months ended September 30, 2002, the return on average assets from continuing operations was 0.80%, a 35.6% increase compared to 0.59% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including increases in net interest income of $962,000 and noninterest income of $166,000 offset by increases in provision for losses on loans and leases of $511,000, noninterest expense of $121,000 and income tax expense of $169,000.

Interest and Dividend Income.  Interest and dividend income was $11.5 million for the three months ended September 30, 2002 as compared to $13.5 million for the same period in the prior fiscal year, a decrease of $2.0 million or 14.7%.  A $1.7 million decrease in interest and dividend income was the result of a 9.9% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 6.75% for the three months ended September 30, 2002 as compared to 7.49% for the same period in the prior fiscal year.  For the three months ended September 30, 2002, the average yield on loans and leases receivable was 7.16%, a decrease of 12.7% from 8.20% for the same period in the prior fiscal year.  The overall decrease in interest and dividend income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2001 to September 30, 2002, the prime rate dropped from 6.75% to 4.75%.  Average volume decreases of $39.0 million in interest-earning assets contributed to a $336,000 decrease in interest and dividend income for the three months ended September 30, 2002 as compared to the same period in the prior fiscal year.   The Company also recorded an additional net increase to interest income of $190,000 for nonaccrual loan interest adjustments during the first quarter of fiscal 2003 for two commercial and agricultural loans.  See “Asset Quality”.

Interest Expense.  Interest expense was $4.8 million for the three months ended September 30, 2002 as compared to $7.7 million for the same period in the prior fiscal year, a decrease of $3.0 million or 38.2%.  A $2.3 million decrease in interest expense was the result of a 34.3% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 3.14% for the three months ended September 30, 2002 as compared to 4.78% for the same period in the prior fiscal year.  For the three months ended September 30, 2002, the average rate paid on interest-bearing deposits was 2.78%, a decrease of 40.9% from 4.70% for the same period in the prior fiscal year.  Average volume decreases of $37.8 million in interest-bearing liabilities contributed to a $660,000 decrease in interest expense for the three months ended September 30, 2002 as compared to the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income from continuing operations for the three months ended September 30, 2002 increased $962,000, or 16.7%, to $6.7 million compared to $5.8 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to an increasing net interest margin as earning asset balances and national interest rates were declining.  The Company’s net interest margin was 3.95% for the three months ended September 30, 2002, an increase of 23.4% from 3.20% for the same period in the prior fiscal year.  The Company’s earning assets balances declined primarily because higher yielding mortgage loans were refinancing at lower rates.  The Company experienced considerable runoff in its one- to four-family loan portfolio due primarily to lower national mortgage rates and average balances on one- to four-family loans also dropped compared to one year ago due to a $23.1 million package loan sale occurring in the first quarter of fiscal  2002. Certificates of deposit balances declined and both certificates of deposit and money market accounts continued to reprice at lower rates.

Provision for Losses on Loans. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of loans and prior loan loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

During the three months ended September 30, 2002, the Company recorded a provision for losses on loans and leases of $1.0 million compared to $523,000 for the three months ended September 30, 2001, an increase of $511,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $3.1 million for the three months ended September 30, 2002 as compared to $2.9 million for the three months ended September 30, 2001, an increase of $166,000  or 5.7%.  The increase in noninterest income was due primarily to increases in net gain on sale of securities of $350,000, loan fees and service charges of $206,000 and fees on deposits of $122,000 offset by decreases in net gain on sale of loans of $262,000 and loan servicing income of $222,000.

Net gain on sale of securities increased $350,000 as there were no sales occurring in the first quarter of fiscal 2002.  Long-term fixed-rate mortgage-backed securities were sold to reduce the potential market value loss of rising interest rates.

Loan fees and service charges increased 75.7% to $478,000 during the first quarter of fiscal 2003 compared to $272,000 for same period in the prior fiscal year.  The increase was primarily due to an increase in residential mortgage loan production of 28.3% as compared to the same period one year ago.  In a periodic review of costs to originate loans, management reduced the loan origination fee deferral amount, thus increasing immediate loan origination fee income.  This change in estimate, which is accounted for prospectively, resulted in an increase of approximately $170,000 over the same period in the prior year.

Fees on deposits increased 12.7% to $1.1 million during the first quarter of fiscal 2003 compared to $961,000 for the same period in the prior fiscal year primarily due to a $19.4 million increase in demand deposit account balances at September 30, 2002 compared to balances at September 30, 2001 and an increase in monthly fees charged on savings accounts.

Net gain on sale of loans was $222,000 for the three months ended September 30, 2002 compared to $484,000 for the same period in the prior fiscal year.  Loan servicing income was $404,000 for the three months ended September 30, 2002 compared to $626,000 for the same period in the prior fiscal year.  The total 43.6% decrease was primarily due to a $23.1 million package loan sale occurring in the first quarter of fiscal  2002.

Noninterest Expense.  Noninterest expense was $6.4 million for the three months ended September 30, 2002 as compared to $6.3 million for the three months ended September 30, 2001, an increase of $121,000 or 1.9%.  The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $248,000 offset by decreases in amortization of intangible assets of $84,000 and occupancy and equipment of $72,000.

Compensation and employee benefits increased 6.4% to $4.1 million for the three months ended September 30, 2002 as compared to $3.9 million for the same period in the prior fiscal year in part due to increased pension costs of $113,000 due to a combination of higher payroll covered and the investment performance of the pension trust account.  Four new in-store locations opened since September 30, 2001 attributed to an increase in employee compensation and related benefits of $198,000 for the three months ended September 30, 2002 as compared to the same period in the prior fiscal year.

Amortization of intangible assets decreased 67.2% or $84,000 for the three months ended September 30, 2002 compared to the same period in the prior fiscal year due to cessation of amortization on goodwill.  See Note 7.

Occupancy and equipment expense decreased 8.1% or $72,000 for the three months ended September 30, 2002 compared to the same period in the prior fiscal year due to a $64,000 reduction in costs associated with office building and equipment repairs, maintenance and rental.

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

Income tax expense.  The Company’s income tax expense for the three months ended September 30, 2002 increased $169,000 or 23.8% to $880,000 compared to $711,000 for the three months ended September 30, 2001.  The increase was primarily due to an increase in the Company’s pre-tax income from continuing operations of $496,000 offset by a reduction in the Company’s effective tax rate.   The effective tax rate was 37.8% and 38.7% for the three months ended September 30, 2002 and September 30, 2001, respectively.

Discontinued Operations:

Income from discontinued operations.  Income from discontinued operations decreased 58.7% or $84,000 for the three months ended September 30, 2002 compared to the same period in the prior fiscal year primarily due to a reduction in the credit card loan portfolio and an additional write down of $29,000, net of taxes, to net realizable value.  See Note 2 for further discussion on discontinued operations.

Liquidity and Capital Resources

The Bank’s primary sources of funds are in market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, and short-term investments.  While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.  Excess balances are invested in overnight funds.

Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  During the three months ended September 30, 2002, the Bank increased its borrowings with the FHLB by $51.1 million.  See “Financial Condition Data” for further discussion.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At September 30, 2002, the Bank had outstanding commitments to originate and purchase mortagage and commercial loans of $55.9 million and to sell mortgage and commercial loans of $33.4 million.  At September 30, 2002, the Company had outstanding commitments to purchase securities available for sale of $5.1 million and no commitments to sell securities available for sale.

Although in market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  During fiscal 2002, the Bank increased the amount of pledgeable loans at the FHLB in order to increase its contingent liquidity sources.  The Bank currently has two $10.0 million unsecured lines of federal funds with correspondent banks.  There were no funds drawn on either line of credit at September 30, 2002.  Also, the Bank is implementing arrangements to acquire out of market certificate of deposits as an additional source of funding.  As of September 30, 2002, the Bank had $5.0 million in programmed out of market deposits.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the FRB.  See “Financial Condition Data” for further analysis.

The Company currently has in effect a stock buy back program in which up to 10.00% of the common stock of the Company outstanding on May 1, 2002 may be acquired through April 30, 2003.  A total of 5,216 shares of common stock were purchased pursuant to this program during the three months ended September 30, 2002.

On July 11, 2002, the Company issued 5,000 shares totaling $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust II (“Trust II”).  Trust II was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of  Trust II.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.65%.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 7, 2032.  The capital securities will be redeemed on October 7, 2032; however, the Company has the option to shorten the maturity date to a date not earlier than July 7, 2007.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at September 30, 2002, the Bank met all current capital requirements.

The OTS has adopted a core capital requirement for savings institutions comparable to the requirement for national banks.  The OTS core capital requirement is 4.00% of total adjusted assets for thrifts.  The Bank had core capital of 7.42% at September 30, 2002.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in this Form 10-Q have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a greater impact on the Bank’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

The FASB has issued certain Statements of Financial Accounting Standards which have required effective dates occurring after the Company’s June 30, 2002 fiscal year end.  The Company’s financial statements, including the disclosures in this Form 10-Q, are not expected to be materially affected by those accounting pronouncements.

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

One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following table sets forth, at June 30, 2002, (most recent report available) an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or -100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and -300 NPV were not estimated by the OTS.

The data in the following table is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2002”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated d NPV Amount	Amount	Percent
	(Dollars in thousands)

Basis Points
+300	$88,292	$9	0%
+200	89,899	1,615	2
+100	90,194	1,910	2
—	88,284	—	—
-100	83,720	(4,564)	(5)

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

ITEM 4.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company’s Chairman, President and Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon, and as of the date of that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.  There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II

Item 1.          Legal Proceedings

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

Item 2.          Changes in Securities and Use of Proceeds

None

Item 3.          Defaults upon Senior Securities

None

Item 4.          Submission of Matters to a Vote of Security Holders

None

Item 5.          Other Information

None

Item 6.          Exhibits and Reports on Form 8-K

(a) Exhibits

Regulation S-K Exhibit Number	Document
10.1	Guarantee Agreement dated July 11, 2002 by and between HF Financial Corp. and Wilmington Trust Company

10.2	Indenture Agreement dated July 11, 2002 by and between HF Financial Corp. and Wilmington Trust Company

(b) Reports on Form 8-K

None

No other information is required to be filed under Part II of the form.

HF FINANCIAL CORP.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.
(Registrant)

Date: November 8, 2002	By:	\s\ Curtis L. Hage

Curtis L. Hage, Chairman, President And Chief Executive Officer (Duly Authorized Officer)

Date: November 8, 2002	By:	\s\ Darrel L. Posegate

Darrel L. Posegate, Senior Vice President And Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, Curtis L. Hage, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of HF Financial Corp;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	\s\ Curtis L. Hage
Curtis L. Hage
Chairman, President and Chief Executive Officer

CERTIFICATION

I, Darrel L. Posegate, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of HF Financial Corp;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	\s\ Darrel L. Posegate

Darrel L. Posegate
Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HF Financial Corp. (the “Company”) on Form 10-Q for the three months ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Curtis L. Hage, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

\s\ Curtis L. Hage
Curtis L. Hage, Chairman, President and Chief Executive Officer

Date	November 8, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HF Financial Corp. (the “Company”) on Form 10-Q for the three months ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Darrel L. Posegate, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

\s\ Darrel L. Posegate
Darrel L. Posegate, Senior Vice President
and Chief Financial Officer

Date	November 8, 2002