Form 10-K/A
period 2002-06-30
HF FINANCIAL CORP
filed 2003-01-24
CIK 881790

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Registrant's Form 10-K for the fiscal year ended June 30, 2002 (the "Form 10-K") is being filed for the sole purpose of refiling an exhibit that was previously filed with the Form 10-K and covered by a request for confidential treatment.  The Registrant has restored in the exhibit filed with this Amendment certain information for which the Registrant did not receive a grant of confidential treatment.

The Registrant does not undertake to update any item included in the Form 10-K other than the item set forth below.

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

(a) (3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	(1)
3.2	By-Laws	(1)
4.1	Rights Agreement	(4)
10.1	Employment Contracts between the Bank and Curtis L. Hage	(1) #
10.2	Amendment to Employment Contract between the Bank and Curtis L. Hage	(3) #
10.3	1991 Stock Option and Incentive Plan	(2) #
10.4	Articles of Incorporation of HF Card Services LLC	(3)
10.5	Amendment to 1991 Stock Option and Incentive Plan	(5) #
10.6	1996 Director Restricted Stock Plan	(5) #
10.7	Employment Contract between the Bank and Gene F. Uher	(5) #
10.8	Employment Contract between the Bank and Mark S. Sivertson	(6) #
10.9	Employment Contract between the Bank and Michael H. Zimmerman	(6) #
10.10	Change in Control Contract between the Bank and Gene F. Uher	(6) #
10.11	Change in Control Contract between the Bank and Mark S. Sivertson	(6) #
10.12	Change in Control Contract between the Bank and Michael H. Zimmerman	(6) #
10.13	Amendment to Employment Contract between the Bank and Gene F. Uher	(7) #
10.14	Employment Contract between the Bank and David A. Brown	(8) #
10.15	Change in Control Contract between the Bank and David A. Brown	(8) #
10.16	Guarantee Agreement dated November 28, 2001 by and between HF Financial Corp. and Wilmington Trust Company	(9)
10.17	Indenture Agreement dated November 28, 2001 by and between HF Financial Corp. and Wilmington Trust Company	(9)
10.18	Confidential Separation Agreement between the Bank and Gene F. Uher	10.18 #
21.1	Subsidiaries of Registrant	(10)
23.1	Consents of Experts and Counsel	(10)

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

(10)  Filed as exhibits to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 2002.

#       Management or compensatory plan or arrangements required to be filed.

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

/s/ Curtis L. Hage		/s/ Darrel L. Posegate
Curtis L. Hage, Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)		Darrel L. Posegate, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	January 22, 2003	Date:	January 22, 2003

/s/ Thomas L. Van Wyhe		/s/ Robert L. Hanson
Thomas L. Van Wyhe, Director		Robert L. Hanson, Director

Date:	January 22, 2003	Date:	January 22, 2003

/s/ Jeffrey G. Parker		/s/ JoEllen G. Koerner
Jeffrey G. Parker, Director		JoEllen G. Koerner, Ph.D., Director

Date:	January 22, 2003	Date:	January 22, 2003

/s/ William G. Pederson
William. G. Pederson, Director

Date:	January 22, 2003

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

Date:	January 22, 2003

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

Date:	January 22, 2003

/s/ Darrel L. Posegate
Darrel L. Posegate
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number

10.18	Confidential Separation Agreement between the Bank and Gene F. Uher