Form 10-Q
period 2002-12-31
HF FINANCIAL CORP
filed 2003-02-14
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2002

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

As of February 14, 2003 there were 3,296,056 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

Form 10-Q

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	December 31, 2002	June 30, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$42,036	$27,546
Securities available for sale	101,011	89,136
Loans and leases receivable	553,137	564,275
Loans held for sale	68,806	6,559
Allowance for loan and lease losses	(4,722)	(4,461)
Net loans and leases receivable	617,221	566,373

Accrued interest receivable	4,764	4,410
Office properties and equipment, net of accumulated depreciation	13,613	13,714
Foreclosed real estate and other properties	1,696	1,672
Prepaid expenses and other assets	14,782	8,505
Mortgage servicing rights	3,610	3,467
Deferred income taxes	3,239	2,831
Goodwill, net	5,000	4,604
Other intangible assets, net	200	659
Total assets	$807,172	$722,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$630,888	$562,596
Advances from Federal Home Loan Bank and other borrowings	86,021	84,308
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	20,000	10,000
Advances by borrowers for taxes and insurance	9,099	6,436
Accrued interest payable	3,557	3,751
Accrued benefit liability	1,093	1,093
Other liabilities	6,882	6,197
Total liabilities	757,540	674,381

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,916,195 and 4,886,494 shares issued at December 31, 2002 and June 30, 2002, respectively	49	49
Additional paid-in capital	16,370	16,014
Retained earnings, substantially restricted	56,691	54,516
Deferred compensation	(374)	(141)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of related deferred tax effect	79	498
Unrecognized pension costs, net of related deferred tax effect	(704)	(704)
Less cost of treasury stock, 1,617,046 and 1,559,030 shares at December 31, 2002 and June 30, 2002, respectively	(22,479)	(21,696)
Total stockholders’ equity	49,632	48,536
Total liabilities and stockholders’ equity	$807,172	$722,917

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Continuing operations:
Interest and dividend income:
Loans and leases receivable	$10,297	$10,662	$20,798	$22,354
Investment securities and interest-bearing deposits	1,027	1,449	2,032	3,251
	11,324	12,111	22,830	25,605
Interest expense:
Deposits	3,332	5,090	6,720	11,364
Advances from Federal Home Loan Bank and other borrowings	1,405	1,243	2,788	2,690
	4,737	6,333	9,508	14,054
Net interest income	6,587	5,778	13,322	11,551
Provision for losses on loans and leases	449	543	1,483	1,066
Net interest income after provision for losses on loans and leases	6,138	5,235	11,839	10,485
Noninterest income:
Fees on deposits	1,123	1,023	2,206	1,984
Gain on sale of loans, net	455	407	677	891
Loan servicing income	364	412	768	1,038
Commission and insurance income	270	328	542	631
Loan fees and service charges	659	390	1,137	662
Gain on sale of securities, net	—	5	350	5
Other	341	306	601	563
	3,212	2,871	6,281	5,774
Noninterest expense:
Compensation and employee benefits	4,389	3,844	8,493	7,700
Other general and administrative expenses	1,616	1,298	2,988	2,645
Occupancy and equipment	853	817	1,674	1,710
Amortization of intangible assets	22	125	63	250
Federal insurance premiums	24	30	47	55
Other	112	78	190	149
	7,016	6,192	13,455	12,509
Income from continuing operations before income taxes	2,334	1,914	4,665	3,750
Income tax expense	790	739	1,670	1,450
Income from continuing operations	1,544	1,175	2,995	2,300

Discontinued operations:
Income (loss) from operations of discontinued segment, net of income taxes of $54, $(94), $100 and $(20)	105	(183)	193	(40)
(Loss) on discontinued segment, net of income taxes of ($111) and $(126)	(215)	—	(244)	—
(Loss) from discontinued operations	(110)	(183)	(51)	(40)
Net Income	$1,434	$992	$2,944	$2,260
Comprehensive income	$1,290	$654	$2,525	$2,540

Basic earnings (loss) per share:
Income from continuing operations	$0.46	$0.32	$0.90	$0.62
(Loss) from discontinued operations	(0.03)	(0.05)	(0.02)	(0.01)
Net income	$0.43	$0.27	$0.88	$0.61

Diluted earnings (loss) per share:
Income from continuing operations	$0.45	$0.31	$0.89	$0.61
(Loss) from discontinued operations	(0.03)	(0.05)	(0.02)	(0.01)
Net income	$0.42	$0.26	$0.87	$0.60

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities
Net income	$2,944	$2,260
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for losses on loans and leases	1,483	1,905
Depreciation	824	817
Amortization (accretion) of premiums and discounts on securities available for sale, net	402	(9)
Amortization of intangible assets	63	250
Amortization of mortgage servicing rights	182	164
Amortization of debt issue costs	9	—
Stock based compensation	123	104
(Decrease) in deferred loan fees	(348)	(185)
Loans originated for resale	(72,926)	(38,218)
Proceeds from the sale of loans	62,441	23,845
(Gain) on sale of loans, net	(677)	(891)
Mortgage servicing rights capitalized	(62)	(326)
Realized (gain) on sale of securities, net	(350)	(5)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	70	75
Loss on disposal of office properties and equipment, net	20	8
(Increase) decrease in accrued interest receivable	(354)	766
(Increase) in prepaid expenses and other assets	(5,986)	(6,470)
Deferred income taxes (credits)	(151)	(1)
Increase (decrease) in accrued interest payable and other liabilities	491	(2,861)
Net cash (used in) operating activities	(11,802)	(18,772)

Cash flows from investing activities
Loans and leases purchased	(172)	(7,379)
Loans and leases originated and held	(126,692)	(74,666)
Principal collected on loans and leases	85,494	127,366
Securities available for sale:
Sales and maturities and calls	20,001	27,443
Purchases	(45,454)	(35,365)
Repayments	12,850	10,385
Proceeds from sale of office properties and equipment	9	1
Purchase of office properties and equipment	(752)	(334)
Purchase of mortgage servicing rights	(263)	(331)
Proceeds from sale of foreclosed real estate and other properties, net	455	449
Net cash provided by (used in) investing activities	(54,524)	47,569

Cash flows from financing activities
Net increase (decrease) in deposit accounts	$68,292	$(19,717)
Proceeds of advances from Federal Home Loan Bank and other borrowings	473,250	900
Payments on advances from Federal Home Loan Bank and other borrowings	(471,537)	(39,255)
Proceeds from issuance of preferred securities of subsidiary trust	10,000	10,000
Payment of debt issue costs	(300)	—
Increase in advances by borrowers for taxes and insurance	2,663	1,650
Purchase of treasury stock	(783)	(367)
Proceeds from issuance of common stock	—	43
Cash dividends paid ($0.23 and $0.22 per share in 2002 and 2001 respectively)	(769)	(813)
Net cash provided by (used in) financing activities	80,816	(47,559)

Increase (decrease) in cash and cash equivalents	14,490	(18,762)

Cash and cash equivalents
Beginning	27,546	84,913
Ending	$42,036	$66,151

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$9,732	$17,299
Cash payments for income and franchise taxes, net	1,998	1,761

Supplemental Schedule of Noncash Investing and Financing Activities
Loans receivable reclassified as held for sale	$51,085	$—

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended December 31, 2002 and 2001

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

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, HomeFirst Mortgage Corp. (the “Mortgage Corp.”), HF Card Services, LLC (“HF Card”), HF Financial Group, Inc., HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III, Home Federal Bank (formerly known as Home Federal Savings Bank), (the “Bank”) and the Bank’s wholly-owned subsidiaries, Hometown Insurors, Inc. (“Hometown”), Mid America Capital Services, Inc. (“Mid America Leasing”), Mid-America Service Corporation and PMD, Inc.  During the quarter ended December 31, 2002, the Company formed one new wholly-owned subsidiary, HF Financial Capital Trust III.  See Note 5.

While the credit card loan portfolio resides in the Bank’s loan portfolio, the results of operations and discontinuance of the credit card operations are reported in the financial statements of HF Card and included in the consolidated financial statements of the Company.

NOTE 2.	DISCONTINUED OPERATIONS AND SUBSEQUENT SALE

During the fourth quarter of fiscal 2002, management committed to a plan to sell the subprime credit card operations which were previously reported in the credit card segment of the Company.  At June 30, 2002, the Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1.1 million at that time from loans receivable to loans held for sale.  The Bank ceased processing subprime credit card applications in March 1999 and has been managing the portfolio from a balance of $18.1 million at June 30, 1999, to the remaining balance of $3.1 million at December 31, 2002.  On December 31, 2002, the Company, through the Bank, entered into an agreement to sell the discontinued credit card operations to an independent third party and recorded and additional loss from discontinued operations (net of income taxes) for the three and six months ended December 31, 2002 of $215,000 and $244,000, respectively.  The sale of the receivables took place as of the end of business January 31, 2003, and the Company intends to dissolve HF Card during the third quarter of fiscal 2003.

NOTE 3.	REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its capital requirements at December 31, 2002:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital:
Required	$31,936	4.00%
Actual	59,597	7.46
Excess	27,661	3.46

Risk-based capital:
Required	$50,591	8.00%
Actual	63,224	10.00
Excess	12,633	2.00

NOTE 4.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended December 31, 2002 and 2001 was 3,331,429 and 3,682,487, respectively.  The weighted average number of common shares outstanding for the six month period ended December 31, 2002 and 2001 was 3,333,309 and 3,687,183, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended December 31, 2002 and 2001 was 3,375,921 and 3,756,865, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the six month period ended December 31, 2002 and 2001 was 3,367,898 and 3,768,561, respectively.

NOTE 5.	COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES

On December 19, 2002, the Company issued 5,000 shares totaling $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust III (“Trust III”).  Trust III exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust III.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.35% adjusted quarterly.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond January 7, 2033.  At the end of the deferral period, all accumulated and unpaid distributions will be paid.  The capital securities will be redeemed on January 7, 2033; however, the Company has the option to shorten the maturity date to a date not earlier than January 7, 2008.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

NOTE 6.	SUBSEQUENT EVENT - FORMATION OF HF SECURITIZATION CORP. AND CONSUMER LOAN SECURITIZATION

On January 28, 2003, the Bank formed a new wholly-owned subsidiary, Home Federal Securitization Corp. (“HFSC”), incorporated under the laws of the State of Delaware.

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50.0 million for a gain of approximately $300,000 through HFSC and a newly formed trust, Home Federal Automobile Securitization Trust 2003-A (“Automobile Securitization Trust”).  As part of the sales transaction, the Bank retains servicing responsibilities.  In addition, the Bank retains the rights to cash flows remaining after investors in the Automobile Securitization Trust have received their contractual payments and has pledged a $1.3 million reserve fund to the Automobile Securitization Trust.  These retained interests are subordinated to investors’ interests.  The investors and Automobile Securitization Trust have no recourse to the Bank’s other assets for failure of debtors to pay when due.

The gain recognized on the sale of these loans is determined by allocating the carrying amount of the loans between the loans sold and the interests retained.  No amount has been allocated to the servicing rights since the servicing fee to be received is deemed to be adequate compensation.

NOTE 7.	NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142,  Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The provisions of FASB Statement No. 142 were implemented by the Company in the first quarter of fiscal 2003.  At December 31, 2002 the Company had $5.0 million of goodwill that ceased amortizing.

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions, except those between two or more mutual enterprises.  The provisions of FASB Statement No. 147 reflect the conclusion that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142.  Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72 will not apply after September 30, 2002 for those acquisitions that meet the definition of a business combination.  The Company adopted FASB Statement No. 147, effective October 1, 2002, and accordingly reclassified FASB Statement No. 72 unidentifiable intangible assets to goodwill and no longer amortized these assets after October 1, 2002.  The adoption of FASB Statement No. 147 did not have a material impact on the financial position or results of operations of the Company.

The Company has completed the first step of its impairment testing to determine if goodwill is impaired.  Management is not aware of any events that would materially impair goodwill at December 31, 2002.  The impact of FASB Statement No. 142 on the Company’s net income for the three and six months ended December 31, 2002 and December 31, 2001 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Reported net income	$1,434	$992	$2,944	$2,260
Addback: goodwill amortization, net of taxes	—	64	—	130
Adjusted net income	$1,434	$1,056	$2,944	$2,390

Basic earnings per share:
Reported net income	$0.43	$0.27	$0.88	$0.61
Goodwill amortization, net of taxes	—	0.02	—	0.04
Adjusted net income	$0.43	$0.29	$0.88	$0.65

Diluted earnings per share:
Reported net income	$0.42	$0.26	$0.87	$0.60
Goodwill amortization, net of taxes	—	0.02	—	0.03
Adjusted net income	$0.42	$0.28	$0.87	$0.63

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

During the fourth quarter of fiscal 2002, management committed to a plan to sell the subprime credit card operations which were previously reported in the credit card segment of the Company.  At June 30, 2002, the Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1.1 million at that time from loans receivable to loans held for sale.  The Bank ceased processing subprime credit card applications in March 1999 and has been managing the portfolio from a balance of $18.1 million at June 30, 1999, to the remaining balance of $3.1 million at December 31, 2002.  On December 31, 2002, the Company, through the Bank, entered into an agreement to sell the discontinued credit card operations to an independent third party and recorded and additional loss from discontinued operations (net of income taxes) for the three and six months ended December 31, 2002 of $215,000 and $244,000, respectively.  The sale of the receivables took place as of the end of business January 31, 2003, and the Company intends to dissolve HF Card during the third quarter of fiscal 2003.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “optimism”, “look-forward”, “bright”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or words of similar meaning, or future or conditional verbs such as “will”, “would”, “should”, “could” or “may.”

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

Financial Condition Data

At December 31, 2002, the Company had total assets of $807.2 million, an increase of $84.3 million from the level at June 30, 2002.  The increase in assets was due primarily to increases in loans held for sale of $62.2 million, cash and cash equivalents of $14.5 million, securities available for sale of $11.9 million and prepaid expenses and other assets of $6.3 million offset by a decrease in loans and leases receivable, net of related allowance, of $11.4 million.  The increase in liabilities of $83.2 million was due to increases in deposits of $68.3 million, the liability for company obligated mandatorily redeemable preferred securities of $10.0 million and advances by borrowers for taxes and insurance of $2.7 million from the levels at June 30, 2002.  In addition, stockholders’ equity increased to $49.6 million at December 31, 2002 from $48.5 million at June 30, 2002 primarily due to net income of $2.9 million offset by dividends paid of $769,000.

The increase in loans held for sale was primarily due to the reclassification of $51.1 million consumer direct and indirect loans ($50.0 million principal and $1.1 million related deferrals and prepaids) in anticipation of securitization in January 2003.  In addition, one- to four-family mortgage loans held for sale into the secondary market increased $11.7 million due to increased originations from the levels at June 30, 2002.  See Note 6 and “Asset Quality” for further discussion.

The increase in cash and cash equivalents of $14.5 million was primarily due to increased liquidity.  See “Liquidity.”

The increase in securities available for sale of $11.9 million was primarily the result of purchases of $45.5 million exceeding sales, maturities, calls and repayments of $32.9 million.  The purchases consisted of $40.2 million in variable-rate mortgage-backed securities.  Variable-rate mortgage-backed securities comprise 70.8% of the Company’s securities available for sale portfolio.  Included in the securities purchases was $4.0 million of trust preferred securities for a total of $9.0 million investment in trust preferred securities at December 31, 2002.  This investment is limited by Office of Thrift Supervision (“OTS”) regulation to 15.0% of equity of the Bank.  Management is utilizing the purchase of trust preferred securities to mitigate the Company’s interest rate risk from the total issuance of $20.0 million in company obligated mandatorily redeemable preferred securities through December 31, 2002.

The decrease in loans and leases receivable, net of related allowance, of $11.4 million was due primarily to the reclassification of $51.1 million consumer direct and indirect loans to loans held for sale offset by a $39.7 million increase in purchases and originations over sales, amortization and repayments of principal.  Commercial business, commercial real estate and agricultural loan balances increased $23.4 million and consumer indirect loan balances increased $15.1 million over the levels at June 30, 2002.  Residential mortgage production increased 19.0% for the six months ended December 31, 2002 as compared to the same period in the prior fiscal year.

The $68.3 million increase in deposits was primarily due to increases in out-of-market certificates of deposit of $49.0 million, demand accounts of $8.9 million, in-market certificates of deposits of $5.6 million, savings accounts of $3.5 million and money market accounts of $1.3 million.

The liability for company obligated mandatorily redeemable preferred securities increased $10.0 million due to the Company issuing additional trust preferred securities through Trust II and Trust III.  The proceeds from the issuance are primarily utilized for injection of Tier 1 (core) capital into the Bank and to provide liquidity for repurchasing Company stock.  See Note 5.

The $2.7 million increase in advances by borrowers for taxes and insurance was due primarily to the receipt of escrow payments in excess of amounts paid out.  The major escrow payments are primarily paid semiannually in April and October.

The following tables show the composition of the Company’s loan and lease and deposit portfolio from continuing operations at the dates indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	At December 31, 2002		At June 30, 2002
	Amount	Percent of Loans in Each Category	Amount	Percent of Loans in Each Category
	(Dollars in Thousands)

One- to four-family(1)	$77,448	14.00%	$81,118	14.38%
Commercial real estate	102,033	18.45%	88,897	15.75%
Multi-family real estate	62,006	11.21%	56,677	10.05%
Commercial business	102,887	18.60%	95,447	16.91%
Equipment finance leases	21,948	3.97%	22,834	4.05%
Consumer(2)	142,687	25.80%	177,527	31.46%
Agricultural	42,218	7.63%	39,401	6.98%
Mobile homes	1,910	0.34%	2,374	0.42%
Total Loans and Leases Receivable(3)	$553,137	100.00%	$564,275	100.00%

(1) Excludes $17,139 and $5,444 loans held for sale at December 31, 2002 and June 30, 2002, respectively.

(2) Excludes $51,084 loans held for sale at December 31, 2002.

	At December 31, 2002		At June 30, 2002
	Amount	Percent of Deposits in Each Category	Amount	Percent of Deposits in Each Category
	(Dollars in Thousands)

Noninterest bearing checking accounts	$69,621	11.04%	$61,355	10.91%
Interest bearing accounts	42,331	6.71%	41,669	7.41%
Money market accounts	159,004	25.20%	157,770	28.04%
Savings accounts	53,895	8.54%	50,387	8.95%
Certificates of deposit	306,037	48.51%	251,415	44.69%
Total Deposits	$630,888	100.00%	$562,596	100.00%

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the three and six months ended December 31, 2002 and 2001 include fees which are considered adjustments to yield.  Balances related to discontinued credit card loan operations have been reclassified to non-interest earning assets for all periods presented.

	THREE MONTHS ENDED DECEMBER 31,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans and leases receivable(1)	$610,675	$10,297	6.69%	$543,030	$10,662	7.79%
Investment securities(2)(3)	99,537	976	3.89%	138,487	1,386	3.97%
FHLB stock	6,332	51	3.20%	6,332	63	3.95%

Total interest-earning assets	$716,544	$11,324	6.27%	$687,849	$12,111	6.99%
Noninterest-earning assets	55,941			54,354
Total assets	$772,485			$742,203

Interest-bearing liabilities:
Deposits:
Checking and money market	$191,148	$673	1.40%	$182,195	$963	2.10%
Savings	34,052	61	0.71%	35,944	115	1.27%
Certificates of deposit	295,611	2,598	3.49%	299,554	4,012	5.31%
Total deposits	$520,811	$3,332	2.54%	$517,693	$5,090	3.90%
FHLB advances and other borrowings	123,812	1,405	4.50%	99,034	1,243	4.98%

Total interest-bearing liabilities	$644,623	$4,737	2.93%	$616,727	$6,333	4.07%
Noninterest-bearing deposits(4)	58,556			49,949
Other liabilities	19,791			21,510
Total liabilities	$722,970			$688,186
Equity	49,515			54,017
Total liabilities and equity	$772,485			$742,203

Net interest income; interest rate spread(5)		$6,587	3.34%		$5,778	2.92%

Net interest margin(5)(6)			3.65%			3.33%

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

(5)     Percentages for the three months ended December 31, 2002 and December 31, 2001 have been annualized.

(6)     Net interest margin is net interest income divided by average interest-earning assets.

	SIX MONTHS ENDED DECEMBER 31,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$596,240	$20,798	6.92%	$554,325	$22,354	8.00%
Investment securities(2)(3)	93,489	1,933	4.10%	140,879	$3,123	4.40%
FHLB stock	6,683	99	2.94%	6,332	128	4.01%

Total interest-earning assets	$696,412	$22,830	6.50%	$701,536	$25,605	7.24%
Noninterest-earning assets	51,699			52,336
Total assets	$748,111			$753,872

Interest-bearing liabilities:
Deposits:
Checking and money market	$190,449	$1,412	1.47%	$176,373	$2,332	2.62%
Savings	37,402	162	0.86%	38,497	369	1.90%
Certificates of deposit	274,752	5,146	3.72%	308,911	8,663	5.56%
Total deposits	$502,603	$6,720	2.65%	$523,781	$11,364	4.30%
FHLB advances and other borrowings	121,180	2,788	4.56%	104,910	2,690	5.09%

Total interest-bearing liabilities	$623,783	$9,508	3.02%	$628,691	$14,054	4.43%
Noninterest-bearing deposits(4)	55,734			48,644
Other liabilities	19,212			22,773
Total liabilities	$698,729			$700,108
Equity	49,382			53,764
Total liabilities and equity	$748,111			$753,872

Net interest income; interest rate spread(5)		$13,322	3.48%		$11,551	2.81%

Net interest margin(5)(6)			3.79%			3.27%

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

(5)     Percentages for the six months ended December 31, 2002 and December 31, 2001 have been annualized.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2002 vs 2001			2002 vs 2001
	Increase (Decrease) Due to Volume	(Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	(Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$1,328	$(1,693)	$(365)	$1,690	$(3,246)	$(1,556)
Other investment securities(2)	(390)	(20)	(410)	(1,051)	(139)	(1,190)
FHLB stock	—	(12)	(12)	7	(36)	(29)

Total interest-earning assets	$938	$(1,725)	$(787)	$646	$(3,421)	$(2,775)

Interest-bearing liabilities:
Deposits:
Checking and money market	$47	$(337)	$(290)	$186	$(1,106)	$(920)
Savings	(6)	(48)	(54)	(10)	(197)	(207)
Certificates of deposit	(53)	(1,361)	(1,414)	(958)	(2,559)	(3,517)
Total deposits	(12)	(1,746)	(1,758)	(782)	(3,862)	(4,644)
FHLB advances and other borrowings	311	(149)	162	417	(319)	98

Total interest-bearing liabilities	$299	$(1,895)	$(1,596)	$(365)	$(4,181)	$(4,546)

Net interest income			$809			$1,771

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

Allowance for Loan and Lease Losses - GAAP requires the Company to set aside reserves or maintain an allowance against inherent loan and lease losses in the loan and lease portfolio.  Management must develop a consistent and systematic approach to estimate the appropriate balances that will cover the inherent losses.  Due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

The allowance is compiled by utilizing the Company’s loan risk rating system which is structured to identify weaknesses in the loan portfolio.  The risk rating system has evolved to a process whereby management believes the system will properly identify the credit risk associated with the loan portfolio.  Due to the segmenting of loans for the allowance calculation, the estimate of the allowance for loan and lease losses could change materially if the loan risk rating system would not properly identify the strength of a large or a few large loan customers.  Although management believes that it uses the best information available to determine the allowance, unforeseen market or borrower conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.

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

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $9.6 million at December 31, 2002 from

$11.5 million at June 30, 2002, a decrease of $1.9 million, or 16.5%.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.19% at December 31, 2002 as compared to 1.59% at June 30, 2002.

Nonaccruing loans and leases decreased 20.6% or $2.1 million to $8.1 million at December 31, 2002 compared to $10.2 million at June 30, 2002.  Included in nonaccruing loans and leases at December 31, 2002 were eleven loans totaling $733,000 secured by one- to four-family real estate, four loans totaling $317,000 secured by commercial real estate, four mobile home loans totaling $41,000, eighteen commercial business loans totaling $1.3 million, eight agricultural loans totaling $4.8 million, twelve equipment finance leases totaling $73,000 and fifty-three consumer loans totaling $874,000.  One loan, secured by commercial real estate, in the amount of $2.4 million included in nonaccrual loan balances at June 30, 2002 was paid in full during the first quarter of fiscal 2003.  Offsetting the commercial real estate loan payoff was one large agricultural real estate nonaccrual loan in the amount of $2.4 million during the first quarter of fiscal 2003.  This agricultural loan has been modified as a troubled debt restructuring with specific allowance reserve allocation and will be closely monitored for performance.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have decreased $1.9 million or 17.2% from the levels at June 30, 2002.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans will have specific impairment valuation if the loans are deemed impaired.  The valuation is based on collateral values or based on the present value of expected cash flows.  Loans and leases that are not performing do not necessarily result in a loss.

As of December 31, 2002, the Company had $398,000 of foreclosed assets.  The balance of foreclosed assets at December 31, 2002 consisted of $123,000 in consumer collateral (excluding mobile home loans) and $275,000 in single-family residences.

At December 31, 2002, the Company had (from continuing operations, including certain loans discussed in this Form 10-Q) criticized $8.6 million of its assets as special mention and classified $17.7 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for  loan and lease losses is established based on management’s evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the December 31, 2002 recorded allowance for loan and lease losses was adequate to provide for inherent losses on the related loans and leases, there can be no assurance that the allowance existing at December 31, 2002 will be adequate in the future.

The Company continues to grow its indirect automobile dealer network in South Dakota.  Principal loan balances at December 31, 2002 were $80.4 million compared to $53.9 million at December 31, 2001.  The growth is based on a Company strategy to provide high quality service to dealers and their customers with positioning primarily in the highest quality credits.  The

Company expects the transition from higher risk B and C rated credits to primarily A and B rated credits will produce higher net yield (loan income less charge-offs) than the previous strategy.

The growth in indirect lending is providing securitization opportunities in the capital markets.  On January 31, 2003, the Company sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  The proceeds will be used in part to continue to service the demand of the Company’s dealer network.  The result of the transaction will include the removal of credit risk on the loans sold from the Company’s balance sheet.

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

	Nonperforming Assets As Of
	December 31, 2002	June 30, 2002
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$733	$886
Commercial real estate	317	3,678
Multi-family	—	290
Commercial business	1,345	1,872
Equipment finance leases	73	—
Consumer	874	690
Agriculture	4,752	2,801
Mobile homes	41	25
Total	8,135	10,242

Accruing loans and leases delinquent more than 90 days:
Commercial business	$574	$512
Equipment finance leases	353	229
Consumer	1	—
Agriculture	170	165
Total	1,098	906

Foreclosed assets:(1)
One- to four-family	275	239
Consumer	123	132
Mobile homes	—	3
Total	398	374

Total nonperforming assets	$9,631	$11,522

Ratio of nonperforming assets to total assets	1.19%	1.59%

Ratio of nonperforming loans and leases to total loans and leases(2)	1.48%	1.96%

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

	Six Months Ended December 31,
	2002	2001
	(Dollars in Thousands)

Balance at beginning of period	$4,461	$5,509
Charge-offs:
One- to four-family	(7)	(34)
Commercial real estate	—	(50)
Commercial business	(772)	(236)
Equipment finance leases	(35)	(35)
Consumer	(564)	(620)
Agriculture	—	(58)
Mobile homes	(29)	(37)
Total charge-offs	(1,407)	(1,070)

Recoveries:
One- to four-family	—	2
Commercial real estate	—	2
Commercial business	2	—
Equipment finance leases	6	38
Consumer	174	170
Agriculture	—	8
Mobile homes	3	1
Total recoveries	185	221

Net (charge-offs)	(1,222)	(849)

Additions charged to operations	1,483	1,066

Balance at end of period	$4,722	$5,726

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.20)%	(0.15)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.76%	1.05%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	51.14%	91.16%

(1)     Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary at the dates indicated are summarized in the following tables.  The combination of FASB 5 and FASB 114 calculations comprise the Company’s allowance for loan and lease losses.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance
Loan Type	At December 31, 2002		At June 30, 2002
	(Dollars in Thousands)

One- to four-family	$55	$—	$81	$—
Commercial real estate	141	—	490	—
Multi-family real estate	126	—	116	—
Commercial business	589	422	481	683
Equipment finance leases	346	—	296	—
Consumer	1,804	—	1,889	—
Agricultural	123	1,079	78	297
Mobile homes	37	—	50	—

Total	$3,221	$1,501	$3,481	$980

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At December 31, 2002
	(Dollars in Thousands)

Commercial real estate	1	$30	$—
Commercial business	10	2,453	422
Agriculture real estate	2	1,169	430
Other agriculture loans	3	2,217	649

Total	16	$5,869	$1,501

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2002
	(Dollars in Thousands)

Commercial business	5	$1,597	$683
Other agriculture loans	2	2,380	297

Total	7	$3,977	$980

The allowance for loan and lease losses was $4.7 million at December 31, 2002 as compared to $5.7 million at December 31, 2001.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.76% at December 31, 2002 compared to 1.05% at December 31, 2001, a decrease of 27.6%.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. Regulators have reviewed the Bank’s methodology for determining allowance requirements on the Bank’s loan portfolio and have made no required recommendations for increases in the allowances during the six months ended December 31, 2002.

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

Comparison of the Three Months Ended December 31, 2002 and December 31, 2001

Continued Operations:

General.  The Company’s net income from continuing operations was $1.5 million or $0.46 and $0.45 for basic and diluted earnings per share, respectively, for the three months ended December 31, 2002, a 31.4% increase in earnings compared to $1.2 million or $0.32 for basic earnings per share and $0.31 for diluted earnings per share for the same period in the prior fiscal year.  Basic and diluted earnings per share from continuing operations increased 43.8% and 45.2%, respectively, for the three months ended December 31, 2002 as compared to the same period in the prior fiscal year, due to the increase in earnings and decrease in shares outstanding as a result of Company stock repurchases.  For the three months ended December 31, 2002, the return on average equity from continuing operations was 12.48%, a 43.4% increase compared to 8.70% for the same period in the prior fiscal year.  For the three months ended December 31, 2002, the return on average assets from continuing operations was 0.80%, a 27.0% increase compared to 0.63% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including increases in net interest income of $809,000 and noninterest income of $341,000 and a decrease in provision for losses on loans and leases of $94,000 offset by increases in noninterest expense of $824,000 and income tax expense of $51,000.

Interest and Dividend Income.  Interest and dividend income was $11.3 million for the three months ended December 31, 2002 as compared to $12.1 million for the same period in the prior fiscal year, a decrease of $787,000 or 6.5%.  A $1.7 million decrease in interest and dividend income was the result of a 10.3% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 6.27% for the three months ended December 31, 2002 as compared to 6.99% for the same period in the prior fiscal year.  For the three months ended December 31, 2002, the average yield on loans and leases receivable was 6.69%, a decrease of 14.1% from 7.79% for the same period in the prior fiscal year.  The overall decrease in interest and dividend income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2001 to December 31, 2002, the prime rate dropped from 6.75% to 4.25%.  Average volume increases of $28.7 million in interest-earning assets contributed to a $938,000 increase in interest and dividend income for the three months ended December 31, 2002 as compared to the same period in the prior fiscal year.

Interest Expense.  Interest expense was $4.7 million for the three months ended December 31, 2002 as compared to $6.3 million for the same period in the prior fiscal year, a decrease of $1.6 million or 25.2%.  A $1.8 million decrease in interest expense was the result of a 28.0% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 2.93% for the three months ended December 31, 2002 as compared to 4.07% for the same period in the prior fiscal year.  For the three months ended December 31, 2002, the average rate paid on interest-bearing deposits was 2.54%, a decrease of 34.9% from 3.90% for the same period in the prior fiscal year.  Average volume increases of $14.7 million in advances from Federal Home Loan Bank (“FHLB”) and other borrowings contributed to a $198,000 increase in interest expense for the three months ended December 31, 2002 as compared to the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income from continuing operations for the three months ended December 31, 2002 increased $809,000, or 14.0%, to $6.6 million compared to $5.8 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to an increasing net interest margin as earning asset balances and national interest rates were declining and in part due to management of funding liabilities.  The Company’s net interest margin was 3.65% for the three months ended December 31, 2002, an increase of 9.6% from 3.33% for the same period in the prior fiscal year.  The Company’s earning assets balances declined primarily because higher yielding mortgage loans were refinancing at lower rates.  The Company experienced considerable runoff in its one- to four-family loan portfolio due primarily to lower national mortgage rates and average balances on one- to four-family loans also dropped compared to one year ago due to a $23.1 million package loan sale occurring in the first quarter of fiscal 2002. Certificates of deposit and money market accounts continued to reprice at lower rates.

Provision for Losses on Loans. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb inherent losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of loans and prior loan loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

During the three months ended December 31, 2002, the Company recorded a provision for losses on loans and leases of $449,000 compared to $543,000 for the three months ended December 31, 2001, a decrease of $94,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $3.2 million for the three months ended December 31, 2002 as compared to $2.9 million for the three months ended December 31, 2001, an increase of $341,000  or 11.9%.  The increase in noninterest income was due primarily to increases in loan fees and service charges of $269,000 and fees on deposits of $100,000.

Loan fees and service charges increased 69.0% to $659,000 during the second quarter of fiscal 2003 compared to $390,000 for same period in the prior fiscal year.  The increase was primarily due to an increase in residential mortgage loan production of 13.6% in dollar volume as compared to the same period one year ago.  In a periodic review of fees received and costs to originate loans, management reduced the loan origination fee deferral amount during the first quarter of fiscal 2003, thus increasing immediate loan origination fee income.  This change in estimate, which is accounted for prospectively, resulted in an increase of approximately $260,000 over the same period in the prior year.

Fees on deposits increased 9.8% to $1.1 million during the second quarter of fiscal 2003 compared to $1.0 million for the same period in the prior fiscal year primarily due to a $9.6 million increase in demand deposit account balances at December 31, 2002 compared to balances at December 31, 2001 and an increase in monthly fees charged on savings accounts.

Noninterest Expense.  Noninterest expense was $7.0 million for the three months ended December 31, 2002 as compared to $6.2 million for the three months ended December 31, 2001, an increase of $824,000 or 13.3%.  The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $545,000 and other general and administrative expenses of $318,000 offset by a decrease in amortization of intangible assets of $103,000.

Compensation and employee benefits increased 14.2% to $4.4 million for the three months ended December 31, 2002 as compared to $3.8 million for the same period in the prior fiscal year in part due to increased health insurance claim accruals of $314,000, employee base compensation and variable compensation (performance incentives) of $241,000 and pension costs of $117,000 offset by a reduction of $92,000 in compensation for deferred loan origination costs.  The increase in pension costs is primarily due to a combination of higher payroll covered and the investment performance of the pension trust account.  Four new in-store locations opened since September 30, 2001 attributed to an increase in employee compensation,  related benefits and payroll taxes of $172,000 for the three months ended December 31, 2002 as compared to the same period in the prior fiscal year.

Other general and administrative expenses increased 24.5% to $1.6 million for the three months ended December 31, 2002 as compared to $1.3 million for the same period in the prior fiscal year primarily due to a $123,000 increase in computer and data processing expenses.

Amortization of intangible assets decreased 82.4% or $103,000 for the three months ended December 31, 2002 compared to the same period in the prior fiscal year due to cessation of amortization on goodwill.  See Note 7.

Income tax expense.  The Company’s income tax expense for the three months ended December 31, 2002 increased $51,000 or 6.9% to $790,000 compared to $739,000 for the three months ended December 31, 2001.  The increase was primarily due to an increase in the Company’s pre-tax income from continuing operations of $420,000 offset by a reduction in the Company’s effective tax rate due to changes in permanent tax differences.   The effective tax rate was 33.8% and 38.6% for the three months ended December 31, 2002 and December 31, 2001, respectively.

Discontinued Operations:

Loss  from discontinued operations.  Loss from discontinued operations decreased 39.9% or $73,000 for the three months ended December 31, 2002 compared to the same period in the prior fiscal year primarily due to a reduction in the credit card loan portfolio and an additional write down of $215,000, net of taxes, to net realizable value.  See Note 2 for further discussion on discontinued operations.

Comparison of the Six Months Ended December 31, 2002 and December 31, 2001

Continued Operations:

General.  The Company’s net income from continuing operations was $3.0 million or $0.90 and $0.89 for basic and diluted earnings per share, respectively, for the six months ended December 31, 2002, a 30.2% increase in earnings compared to $2.3 million or $0.62 and $0.61 for basic and diluted earnings per share, respectively, for the same period in the prior fiscal year.  Basic and diluted earnings per share increased 45.2% and 45.9%, respectively, for the six months ended December 31, 2002 as compared to the same period in the prior fiscal year, due to the increase in earnings and decrease in shares outstanding as a result of Company stock repurchases.  For the six months ended December 31, 2002, the return on average equity from continuing operations was 12.13%, a 41.7% increase compared to 8.56% for the same period in the prior fiscal year.  For the six months ended December 31, 2002, the return on average assets from continuing operations was 0.80%, a 31.1% increase compared to 0.61% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including increases in net interest income of $1.8 million and noninterest income of $507,000 offset by increases in provision for losses on loans and leases of $417,000, noninterest expense of $946,000 and income tax expense of $220,000.

Interest and Dividend Income.  Interest and dividend income was $22.8 million for the six months ended December 31, 2002 as compared to $25.6 million for the same period in the prior fiscal year, a decrease of $2.8 million or 10.8%.  A $3.4 million decrease in interest and dividend income was the result of a 10.2% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 6.50% for the six months ended December 31, 2002 as compared to 7.24% for the same period in the prior fiscal year.  For the six months ended December 31, 2002, the average yield on loans and leases receivable was 6.92%, a decrease of 13.5% from 8.00% for the same period in the prior fiscal year.  The overall decrease in interest and dividend income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2001 to December 31, 2002, the prime rate dropped from 6.75% to 4.25%.  Average volume increases in loans and leases receivable of $41.9 million resulted in a $1.7 million increase in interest and dividend income offset by a decrease of $47.4 million in investment securities, or $1.1 million decrease in interest and dividend income as compared to the same period in the prior fiscal year.   The Company also recorded an additional net increase to interest income of $190,000 for nonaccrual loan interest adjustments during the first quarter of fiscal 2003 for two commercial and agricultural loans.  See “Asset Quality”.

Interest Expense.  Interest expense was $9.5 million for the six months ended December 31, 2002 as compared to $14.1 million for the same period in the prior fiscal year, a decrease of $4.5 million or 32.3%.  A $3.9 million decrease in interest expense was the result of a 31.8% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 3.02% for the six months ended December 31, 2002 as compared to 4.43% for the same period in the prior fiscal year.  For the six months ended December 31, 2002, the average rate paid on interest-bearing deposits was 2.65%, a decrease of 38.4% from 4.30% for the same period in the prior fiscal year.  Average volume decreases of $4.9 million in interest-bearing liabilities contributed to a $365,000 decrease in interest expense for the six months ended December 31, 2002 as compared to the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income from continuing operations for the six months ended December 31, 2002 increased $1.8 million, or 15.3%, to $13.3 million compared to $11.6 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to an increasing net interest margin as earning asset balances and national interest rates were declining and in part due to management of funding liabilities.  The Company’s net interest margin was 3.79% for the six months ended December 31, 2002, an increase of 15.9% from 3.27% for the same period in the prior fiscal year.  The Company’s earning assets balances declined primarily because higher yielding mortgage loans were refinancing at lower rates.  The Company experienced considerable runoff in its one- to four-family loan portfolio due primarily to lower national mortgage rates and average balances on one- to four-family loans also dropped compared to one year ago due to a $23.1 million package loan sale occurring in the first quarter of fiscal 2002. Certificates of deposit and money market accounts continued to reprice at lower rates.

Provision for Losses on Loans. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb inherent losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of loans and prior loan loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

During the six months ended December 31, 2002, the Company recorded a provision for losses on loans and leases of $1.5 million compared to $1.1 million for the six months ended December 31, 2001, an increase of $417,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $6.3 million for the six months ended December 31, 2002 as compared to $5.8 million for the six months ended December 31, 2001, an increase of $507,000  or 8.8%.  The increase in noninterest income was due primarily to increases in loan fees and service charges of $475,000, net gain on sale of securities of $345,000 and fees on deposits of $222,000 offset by decreases in loan servicing income of $270,000 and net gain on sale of loans of $214,000.

Loan fees and service charges increased 71.8% to $1.1 million during the first half of fiscal 2003 compared to $662,000 for same period in the prior fiscal year.  The increase was primarily due to an increase in residential mortgage loan production of 19.0% in dollar volume as compared to the same period one year ago.  In a periodic review of fees received and costs to originate loans, management reduced the loan origination fee deferral amount during the first quarter of fiscal 2003, thus increasing immediate loan origination fee income.  This change in estimate, which is accounted for prospectively, resulted in an increase of approximately $430,000 over the same period in the prior year.

Net gain on sale of securities increased $345,000 as there were no sales occurring in the first half of fiscal 2002.  Long-term fixed-rate mortgage-backed securities were sold to reduce the potential market value loss of rising interest rates.

Fees on deposits increased 11.2% to $2.2 million during the first half of fiscal 2003 compared to $2.0 million for the same period in the prior fiscal year primarily due to a $9.6 million increase in demand deposit account balances at December 31, 2002 compared to balances at December 31, 2001 and an increase in monthly fees charged on savings accounts.

Loan servicing income was $768,000 for the six months ended December 31, 2002 compared to $1.0 million for the same period in the prior fiscal year.  Net gain on sale of loans was $677,000 for the six months ended December 31, 2002 compared to $891,000 for the same period in the prior fiscal year.  The total 25.1% decrease was primarily due to a $23.1 million package loan sale occurring in the first quarter of fiscal  2002.

Noninterest Expense.  Noninterest expense was $13.5 million for the six months ended December 31, 2002 as compared to $12.5 million for the six months ended December 31, 2001, an increase of $946,000 or 7.6%.  The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $793,000 and other general and administrative expenses of $343,000 offset by a decrease in amortization of intangible assets of $187,000.

Compensation and employee benefits increased 10.3% to $8.5 million for the six months ended December 31, 2002 as compared to $7.7 million for the same period in the prior fiscal year in part due to increased employee base compensation and variable compensation (performance incentives) of $424,000, health insurance claim accruals of $384,000 and pension costs of $230,000 offset by a reduction of $127,000 in compensation for deferred loan origination costs.  The increase in pension costs is primarily due to a combination of higher payroll covered and the investment performance of the pension trust account.  Four new in-store locations opened since September 30, 2001 attributed to an increase in employee compensation, related benefits and payroll taxes of approximately $370,000 for the six months ended December 31, 2002 as compared to the same period in the prior fiscal year.

Other  general and administrative expenses increased 13.0% to $3.0 million for the six months ended December 31, 2002 as compared to $2.6 million for the same period in the prior fiscal year in part  due to a $298,000 increase in computer and data processing expenses  and a $131,000  increase in charitable contributions offset by a reduction in advertising expense of $191,000.

Amortization of intangible assets decreased 74.8% or $187,000 for the six months ended December 31, 2002 compared to the same period in the prior fiscal year due to cessation of amortization on goodwill.  See Note 7.

The Company’s property and casualty insurance cost increased 18.2% over the previous year which appears to be in line with industry averages.  The Company’s insurance carrier has indicated the terrorist attacks of September 11, 2001 was the primary contributor to the increase and suggested the premium increase of a similar amount is predicted for next year.  The Company’s property and casualty premium for the current year is $52,000 compared to $44,000 for the previous year.

Income tax expense.  The Company’s income tax expense for the six months ended December 31, 2002 increased $220,000 or 15.2% to $1.7 million compared to $1.5 million for the six months ended December 31, 2001.  The increase was primarily due to an increase in the Company’s pre-tax income from continuing operations of $915,000 offset by a reduction in the Company’s effective tax rate due to changes in permanent tax differences.  The effective tax rate was 35.8% and 38.7% for the six months ended December 31, 2002 and December 31, 2001, respectively.

Discontinued Operations:

Loss from discontinued operations.  Loss from discontinued operations increased 27.5% or $11,000 for the six months ended December 31, 2002 compared to the same period in the prior fiscal year primarily due to a reduction in the credit card loan portfolio and an additional write down of $244,000, net of taxes, to net realizable value.  See Note 2 for further discussion on discontinued operations.

Liquidity and Capital Resources

The Bank’s primary sources of funds are in-market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, and short-term investments.  While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.  Excess balances are invested in overnight funds.

Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  During the six months ended December 31, 2002, the Bank increased its borrowings with the FHLB by $1.7 million.  See “Financial Condition Data” for further discussion.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At December 31, 2002, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $100.9 million and to sell mortgage loans of $30.4 million.  Commitments by the Company to originate loans are not necessarily executed by the customer.  The Company monitors the ratio of commitments to fundings for use in liquidity management.  At December 31, 2002, the Company had outstanding commitments to purchase securities available for sale of $10.2 million and no commitments to sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  During fiscal 2002, the Bank increased the amount of pledgeable loans at the FHLB in order to increase its contingent liquidity sources.  The Bank currently has two $10.0 million unsecured lines of federal funds with correspondent banks.  There were no funds drawn on either line of credit at December 31, 2002.  Also, the Bank has implemented arrangements to acquire out-of- market certificate of deposits as an additional source of funding.  As of December 31, 2002, the Bank had $53.4 million in out-of-market deposits.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.  See “Financial Condition Data” for further analysis.

The Company currently has in effect a stock buy back program in which up to 10.00% of the common stock of the Company outstanding on May 1, 2002 may be acquired through April 30, 2003.  A total of 58,016 shares of common stock were purchased pursuant to this program during the six months ended December 31, 2002.

Trust Preferred Securities.  The Company issued trust preferred securities during the six months ended December 31, 2002 in order to provide funding for investment into the Bank of Tier 1 (core) capital and to provide liquidity for repurchasing Company stock.  The ratio of market price per share to book value per share affords the Company the opportunity to issue trust preferred securities and utilize the proceeds to purchase back Company stock which provides accretive earnings per share benefits to shareholders.

On December 19, 2002, the Company issued 5,000 shares totaling $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust III (“Trust III”).  Trust III exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust III.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.35% adjusted quarterly.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond January 7, 2033.  At the end of the deferral period, all accumulated and unpaid distributions will be paid.  The capital securities will be redeemed on January 7, 2033; however, the Company has the option to shorten the maturity date to a date not earlier than January 7, 2008.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at December 31, 2002, the Bank met all current capital requirements.

The OTS has a core capital requirement for savings institutions comparable to the requirement for national banks.  The OTS core capital requirement is 4.00% of total adjusted assets for thrifts.  The Bank had core capital of 7.46% at December 31, 2002.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the NPV estimate indicates an increase in net value.  The converse situation can also be  expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at June 30, 2002 and September 30, 2002 (most recent reports available), an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or -100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and -300 NPV were not estimated by the OTS.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2002” and “Selected Asset and Liability Price Tables as of September 30, 2002”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  Depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an increasing rate environment even as the NPV estimate indicates an increase in net value.  The converse situation can also be  expected.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2002

		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent

Basis Points	(Dollars in thousands)

+300	$88,292	$9	0%
+200	89,899	1,615	2
+100	90,194	1,910	2
—	88,284	—	—
-100	83,720	(4,564)	(5)

September 30, 2002

		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent

Basis Points	(Dollars in thousands)

+300	$80,477	$251	0%
+200	82,380	2,154	3
+100	82,416	2,190	3
—	80,226	—	—
-100	78,370	(1,856)	(2)

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

None

Item 3.            Defaults upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote by the stockholders of HF Financial Corp. at the Annual Meeting of Stockholders on November 20, 2002:

a.                    Election of Board of Directors of the Company.

Curtis L. Hage*	For:	2,262,289	Vote Withheld:	884,749
Jeffrey G. Parker*	For:	2,133,452	Vote Withheld:	1,013,586
Thomas L. Van Wyhe	For:	2,309,379	Vote Withheld:	837,659

*Terms to expire 2005.

Continuing Board of Directors – JoEllen Koerner, Robert L. Hanson, Wm. G. Pederson and Steven R. Sershen.

b.                   Adoption of the Company’s 2002 Stock Option and Incentive Plan.

For:	1,040,460
Against:	1,036,168
Abstain:	70,299
Non-Voters:	1,204,682

c.                    Ratification of the re-appointment of McGladrey & Pullen, LLP as the Company’s auditors for the fiscal year ending June 30, 2003.

For:	2,913,569
Against:	30,336
Abstain:	203,134

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Regulation S-K Exhibit Number	Document
10.1	Guarantee Agreement dated December 19, 2002 by and between HF Financial Corp. and Wilmington Trust Company
10.2	Indenture Agreement dated December 19, 2002 by and between HF Financial Corp. and Wilmington Trust Company

(b) Reports on Form 8-K

The Company filed form 8-K, Item 5, “Other Events” with the Securities and Exchange Commission on December 20, 2002 announcing the issue of 5,000 shares totaling $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust III on December 19, 2002.

No other information is required to be filed under Part II of the form.

HF FINANCIAL CORP.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.

(Registrant)

Date:	February 14, 2003	By:	/s/ Curtis L. Hage

Curtis L. Hage, Chairman, President And Chief Executive Officer (Duly Authorized Officer)

Date:	February 14, 2003	By:	/s/ Darrel L. Posegate

Darrel L. Posegate, Senior Vice President And Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Curtis L. Hage, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of HF Financial Corp;

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

Date: February 14, 2003	/s/ Curtis L. Hage

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

Date: February 14, 2003	/s/ Darrel L. Posegate

Darrel L. Posegate
Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HF Financial Corp. (the “Company”) on Form 10-Q for the six months ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Curtis L. Hage, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President and Chief Executive Officer

Date: February 14, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of HF Financial Corp. (the “Company”) on Form 10-Q for the six months ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Darrel L. Posegate, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Darrel L. Posegate
Darrel L. Posegate, Senior Vice President and Chief Financial Officer

Date: February 14, 2003