Form 10-Q
period 2003-03-31
HF FINANCIAL CORP
filed 2003-05-14
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003

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

As of May 14, 2003 there were 3,263,082 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

Form 10-Q

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31, 2003	June 30, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$35,847	$27,546
Securities available for sale	109,653	89,136
Loans and leases receivable	573,645	564,275
Loans held for sale	7,788	6,559
Allowance for loan and lease losses	(4,376)	(4,461)
Net loans and leases receivable	577,057	566,373
Accrued interest receivable	4,168	4,410
Office properties and equipment, net of accumulated depreciation	13,360	13,714
Foreclosed real estate and other properties	1,969	1,672
Prepaid expenses and other assets	18,272	8,505
Servicing rights	3,937	3,467
Deferred income taxes	2,378	2,831
Goodwill, net	5,020	4,604
Other intangible assets, net	187	659
Total assets	$771,848	$722,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$594,297	$562,596
Advances from Federal Home Loan Bank and other borrowings	85,659	84,308
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	20,000	10,000
Advances by borrowers for taxes and insurance	10,943	6,436
Accrued interest payable	3,880	3,751
Accrued benefit liability	1,093	1,093
Other liabilities	5,788	6,197
Total liabilities	721,660	674,381

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,924,008 and 4,886,494 shares issued at March 31, 2003 and June 30, 2002, respectively	49	49
Additional paid-in capital	16,451	16,014
Retained earnings, substantially restricted	57,912	54,516
Deferred compensation	(373)	(141)
Accumulated other comprehensive income (loss), net of related deferred tax effect:
Unrealized gain (loss) on securities available for sale	(63)	498
Fair value change in retained interest	90	—
Unrecognized pension costs	(704)	(704)
Less cost of treasury stock, 1,660,346 and 1,559,030 shares at March 31, 2003 and June 30, 2002, respectively	(23,174)	(21,696)
Total stockholders’ equity	50,188	48,536
Total liabilities and stockholders’ equity	$771,848	$722,917

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Continuing operations:
Interest and dividend income:
Loans and leases receivable	$9,356	$9,847	$30,154	$32,201
Investment securities and interest-bearing deposits	1,157	1,220	3,189	4,471
	10,513	11,067	33,343	36,672
Interest expense:
Deposits	3,046	3,685	9,766	15,049
Advances from Federal Home Loan Bank and other borrowings	1,334	1,185	4,122	3,875
	4,380	4,870	13,888	18,924
Net interest income	6,133	6,197	19,455	17,748
Provision for losses on loans and leases	391	355	1,874	1,421
Net interest income after provision for losses on loans and leases	5,742	5,842	17,581	16,327
Noninterest income:
Fees on deposits	979	921	3,185	2,905
Loan fees and service charges	472	253	1,609	915
Gain on sale of loans, net	623	422	1,300	1,313
Loan servicing income	442	377	1,210	1,415
Commission and insurance income	233	320	775	951
Gain on sale of securities, net	1	—	351	5
Other	475	288	1,076	851
	3,225	2,581	9,506	8,355
Noninterest expense:
Compensation and employee benefits	4,123	4,333	12,616	12,033
Other general and administrative expenses	1,547	1,399	4,535	4,044
Occupancy and equipment	1,021	585	2,695	2,295
Federal insurance premiums	23	27	70	82
Amortization of intangible assets	(7)	125	56	375
Other	53	23	243	172
	6,760	6,492	20,215	19,001
Income from continuing operations before income taxes	2,207	1,931	6,872	5,681
Income tax expense	691	720	2,361	2,170
Income from continuing operations	1,516	1,211	4,511	3,511

Discontinued operations:
Income (loss) from operations of discontinued segment, net of income taxes of $34, $(53), $133 and $(73)	65	(102)	258	(142)
Income (loss) on discontinued segment, net of income taxes of $10 and $(116)	20	—	(224)	—
Income (loss) from discontinued operations	85	(102)	34	(142)
Net Income	$1,601	$1,109	$4,545	$3,369
Comprehensive income	$2,305	$762	$4,778	$3,302
Cash dividends paid per share	$0.115	$0.110	$0.345	$0.330

Basic earnings (loss) per share:
Income from continuing operations	$0.46	$0.36	$1.36	$0.98
Income (loss) from discontinued operations	0.03	(0.03)	0.01	(0.04)
Net income	$0.49	$0.33	$1.37	$0.94

Diluted earnings (loss) per share:
Income from continuing operations	$0.45	$0.36	$1.34	$0.96
Income (loss) from discontinued operations	0.03	(0.03)	0.01	(0.04)
Net income	$0.48	$0.33	$1.35	$0.92

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$4,545	$3,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	1,874	2,493
Depreciation	1,238	1,237
Amortization of premiums and discounts on securities available for sale, net	638	59
Amortization of intangible assets	56	375
Amortization of servicing rights	336	254
Amortization of debt issue costs	14	—
Stock based compensation	205	104
Increase (decrease) in deferred loan fees	397	(405)
Loans originated for resale	(169,140)	(134,257)
Proceeds from the sale of loans	170,440	133,310
(Gain) on sale of loans, net	(1,300)	(1,313)
Servicing rights capitalized	(416)	(367)
Realized (gain) on sale of securities, net	(351)	(5)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	89	80
Loss on disposal of office properties and equipment, net	22	8
Impairment loss on office properties and equipment, net	200	—
Decrease in accrued interest receivable	242	915
(Increase) in prepaid expenses and other assets	(9,481)	(255)
Deferred income taxes (credits)	887	(1)
(Decrease) in accrued interest payable and other liabilities	(280)	(4,797)
Net cash provided by operating activities	215	804

Cash flows from investing activities
Loans and leases purchased	(635)	(25,127)
Loans and leases originated and held	(126,421)	(167,166)
Principal collected on loans and leases	113,048	224,096
Securities available for sale:
Sales and maturities and calls	20,277	47,341
Purchases	(61,711)	(70,570)
Repayments	19,725	14,970
Proceeds from sale of office properties and equipment	10	5
Purchase of office properties and equipment	(1,116)	(1,214)
Purchase of servicing rights	(390)	(463)
Proceeds from sale of foreclosed real estate and other properties, net	667	1,031
Net cash provided by (used in) investing activities	(36,546)	22,903

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2003	2002

Cash flows from financing activities
Net increase (decrease) in deposit accounts	$31,701	$(63,701)
Proceeds of advances from Federal Home Loan Bank and other borrowings	473,250	11,400
Payments on advances from Federal Home Loan Bank and other borrowings	(471,899)	(45,089)
Proceeds from issuance of preferred securities of subsidiary trust	10,000	10,000
Payment of debt issue costs	(300)	—
Increase in advances by borrowers for taxes and insurance	4,507	2,159
Purchase of treasury stock	(1,478)	(5,043)
Proceeds from issuance of common stock	—	63
Cash dividends paid	(1,149)	(1,182)
Net cash provided by (used in) financing activities	44,632	(91,393)

Increase (decrease) in cash and cash equivalents	8,301	(67,686)

Cash and cash equivalents
Beginning	27,546	84,913
Ending	$35,847	$17,227

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$13,793	$22,755
Cash payments for income and franchise taxes, net	2,378	2,256

Supplemental Schedule of Noncash Investing and Financing Activities
Loans receivable reclassified as held for sale	$51,085	$—
Core deposit intangibles reclassifed as goodwill	416	—

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended March 31, 2003 and 2002

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

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, HomeFirst Mortgage Corp. (the “Mortgage Corp.”), HF Card Services, LLC (“HF Card”), HF Financial Group, Inc., HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III (“Trust III”), Home Federal Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, Hometown Insurors, Inc. (“Hometown”), Mid America Capital Services, Inc. (“Mid America Leasing”), Home Federal Securitization Corp. (“HFSC”), Mid-America Service Corporation and PMD, Inc.  The Bank formed HFSC on January 28, 2003.  See Note 6.  The Company dissolved HF Card on February 28, 2003.  See Note 2.

While the credit card loan portfolio resided in the Bank’s loan portfolio, the results of operations and discontinuance of the credit card operations are reported in the financial statements of HF Card and included in the consolidated financial statements of the Company.

Stock-based compensation:  The Company accounts for stock-based compensation in accordance with Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based employee compensation cost has been recognized for grants under the fixed stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  These stock-based compensation plans are described more fully in the Company’s June 30, 2002 Form 10-K Notes to Consolidated Financial Statements under Note 17. Stock-Based Compensation Plans.

The following table illustrates the effect on net income and earnings per share had compensation cost for all stock-based compensation plans been determined based on the grant date fair value of awards (the method described in Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Income from continuing operations:
As reported	$1,516	$1,211	$4,511	$3,511
Pro forma	1,482	1,177	4,409	3,408

Basic earnings per share:
As reported	0.46	0.36	1.36	0.98
Pro forma	0.45	0.35	1.33	0.96

Diluted earnings per share:
As reported	0.45	0.36	1.34	0.96
Pro forma	0.44	0.35	1.31	0.93

NOTE 2.          DISCONTINUED OPERATIONS AND SALE

During the fourth quarter of fiscal 2002, management committed to a plan to sell the subprime credit card operations which were previously reported in the credit card segment of the Company.  At June 30, 2002, the Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1.1 million at that time from loans receivable to loans held for sale.  The Bank ceased processing subprime credit card applications in March 1999 and has been managing the portfolio from a balance of $18.1 million at June 30, 1999, to the sale of the receivables as of January 31, 2003.  On December 31, 2002, the Company, through the Bank, entered into an agreement to sell the discontinued credit card operations to an independent third party.  The Company recorded income on discontinuance of segment (net of income taxes) of $20,000 for the three months ended March 31, 2003 and a loss on discontinuance of segment (net of income taxes) for the nine months ended March 31, 2003 of $224,000.  The sale of the receivables took place on January 31, 2003, and the Company dissolved the operations of HF Card during the third quarter of fiscal 2003.

NOTE 3.          REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its capital requirements at March 31, 2003:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital:
Required	$30,538	4.00%
Actual	61,221	8.02
Excess	30,683	4.02

Risk-based capital:
Required	$48,538	8.00%
Actual	61,085	10.07
Excess	12,547	2.07

NOTE 4.          EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended March 31, 2003 and 2002 was 3,290,634 and 3,325,629, respectively.  The weighted average number of common shares outstanding for the nine month period ended March 31, 2003 and 2002 was 3,319,292 and 3,568,424, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended March 31, 2003 and 2002 was 3,366,226 and 3,396,927, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the nine month period ended March 31, 2003 and 2002 was 3,367,678 and 3,646,849, respectively.

NOTE 5.          LONG-LIVED ASSET IMPAIRMENT

In April 2003, the Company became aware of a significant change in market value of an office building it vacated after ceasing operations of a banking center during the prior fiscal year.  The tax assessment, representing a correlation to market value, decreased significantly.  As a result, an impairment loss of $200,000 was recorded during the quarter ended March 31, 2003.  The amount is included under occupancy and equipment expense and is based upon the Company’s best estimate of fair value for which the building can be sold in the present market.  As of April 1, 2003, the Company reclassified the building as real estate held for sale and will be proceeding to sell the facility.

NOTE 6.          FORMATION OF HF SECURITIZATION CORP. AND CONSUMER LOAN SECURITIZATION

On January 28, 2003, the Bank formed a new wholly-owned subsidiary, Home Federal Securitization Corp. (“HFSC”), incorporated under the laws of the State of Delaware.

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50.0 million for a gain of $308,000 through HFSC and a newly formed trust, Home Federal Automobile Securitization Trust 2003-A (“Automobile Securitization Trust”).  As part of the sales transaction, the Bank retains servicing responsibilities.  In addition, the Bank retains the rights to cash flows remaining after investors in the Automobile Securitization Trust have received their contractual payments and has pledged a $1.3 million reserve fund to the Automobile Securitization Trust.  These retained interests are subordinated to investors’ interests.  The investors and Automobile Securitization Trust have no recourse to the Bank’s other assets for failure of debtors to pay when due.

The gain recognized on the sale of these loans is determined by allocating the carrying amount of the loans between the loans sold and the interests retained.  It was initially disclosed that no amount had been allocated to the servicing rights.  Subsequently during the quarter, the Bank reviewed the adequate compensation for similar automobile servicing and did determine 50 basis points of the 100 basis points servicing contract represented was excess servicing and was capitalized as part of the transaction utilizing a market discount rate of 10.0%.  This asset is amortized in proportion to, and over the period of, estimated net servicing income.  The transaction does not have any recourse provisions back to the Bank.

The retained interest asset is initially recorded as an asset at fair value.  Fair value for this transaction is based estimating future cash flows paid to the Bank from the Automobile Securitization Trust sometimes called the “cash-out” method.  The cash flows are modeled to reflect certain assumptions for prepayment speeds, discount rates and chargeoff rates as well as cash reserve balances reflecting the required credit enhancements.  The retained interest was characterized as an available for sale asset with changes in fair value being recorded as other comprehensive income in the equity section of the balance sheet.  Due to the utilization of this accounting method, the Bank recorded other comprehensive income of $143,000 on the transaction.

The value of the retained interest asset will fluctuate over the life of the securitization to reflect income recorded on the amortized balance of the retained interest, cash received from the trust and changes in initial assumptions.  The amortized balance is comprised of the initial allocated retained interest plus the interest accrued on the outstanding amortized balance less excess cash payments received from the Automobile Securitization Trust  and less any recognized impairment on the securitization asset.  The income recorded on the retained interest asset is classified as noninterest income and not interest income, which is consistent with the Office of Thrift Supervision (“OTS”) guidelines.

Impairment usually occurs whenever the current fair value of the retained interest is lower than its current amortized cost.  If this occurs a test must take place to see if an impairment charge for the deficiency is required to be taken through current earnings.  If there has been an adverse change in estimated cash flows considering both the timing and amount of flows, the retained interest must be written down to fair value, which becomes the new amortized cost basis for future amortization.  Key economic assumptions used in measuring the fair value of retained interests at the date of the securitization resulting from securitizations completed during the current year were as follows:

	Automobile Loans

Prepayment speed (ABS annual rate)	18.00	%(1)
Weighted-average life (in years)	3.58
Expected credit losses (annual rate)	1.25%
Discount rate for the retained interest	15.00%
Discount rate for loan servicing rights	10.00%

(1) 18.00% ABS is the equivalent to 20.21% CPR and 721.61 PSA.

NOTE 7.                              NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 142,  Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The provisions of FASB Statement No. 142 were implemented by the Company in the first quarter of fiscal 2003.  At March 31, 2003 the Company had $5.0 million of goodwill that is not being amortized.

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution.  The provisions of FASB Statement No. 147 reflect the conclusion that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142.  Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72 does not apply after September 30, 2002 for those acquisitions that meet the definition of a business combination.  The Company adopted FASB Statement No. 147, effective October 1, 2002, and accordingly reclassified FASB Statement No. 72 unidentifiable intangible assets to goodwill and no longer amortizes these assets after October 1, 2002.  The adoption of FASB Statement No. 147 did not have a material impact on the financial position or results of operations of the Company.

The Company has completed the first step of its impairment testing to determine if goodwill is impaired.  Management is not aware of any events that would materially impair goodwill at March 31, 2003.  The impact of FASB Statement No. 142 on the Company’s net income for the three and nine months ended March 31, 2003 and March 31, 2002 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Reported net income	$1,601	$1,109	$4,545	$3,369
Addback: goodwill amortization, net of taxes	—	70	—	210
Adjusted net income	$1,601	$1,179	$4,545	$3,579

Basic earnings per share:
Reported net income	$0.49	$0.33	$1.37	$0.94
Goodwill amortization, net of taxes	—	0.02	—	0.06
Adjusted net income	$0.49	$0.35	$1.37	$1.00

Diluted earnings per share:
Reported net income	$0.48	$0.33	$1.35	$0.92
Goodwill amortization, net of taxes	—	0.02	—	0.06
Adjusted net income	$0.48	$0.35	$1.35	$0.98

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

During the fourth quarter of fiscal 2002, management committed to a plan to sell the subprime credit card operations which were previously reported in the credit card segment of the Company.  At June 30, 2002, the Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1.1 million at that time from loans receivable to loans held for sale.  The Bank ceased processing subprime credit card applications in March 1999 and has been managing the portfolio from a balance of $18.1 million at June 30, 1999, to the sale of the receivables as of January 31, 2003.  On December 31, 2002, the Company, through the Bank, entered into an agreement to sell the discontinued credit card operations to an independent third party.  The Company recorded income on discontinuance of segment (net of income taxes) of $20,000 for the three months ended March 31, 2003 and a loss on discontinuance of segment (net of income taxes) for the nine months ended March 31, 2003 of $224,000.  The sale of the receivables took place on January 31, 2003, and the Company dissolved the operations of HF Card during the third quarter of fiscal 2003.

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

Financial Condition Data

At March 31, 2003, the Company had total assets of $771.8 million, an increase of $48.9 million from the level at June 30, 2002.  The increase in assets was due primarily to increases in securities available for sale of $20.5 million,  prepaid expenses and other assets of $9.8 million, net loans and leases receivable of $10.7 million and cash and cash equivalents of $8.3 million.  The increase in liabilities of $47.3 million was due to increases in deposits of $31.7 million, the liability for company obligated mandatorily redeemable preferred securities of $10.0 million and advances by borrowers for taxes and insurance of $4.5 million from the levels at June 30, 2002.  In addition, stockholders’ equity increased to $50.2 million at March 31, 2003 from $48.5 million at June 30, 2002 primarily due to net income of $4.5 million offset by the cost of treasury stock acquired of $1.5 million and cash dividends paid of $1.1 million.

The increase in securities available for sale of $20.5 million was primarily the result of purchases of $61.7 million exceeding sales, maturities, calls and repayments of $40.0 million.  The purchases consisted of $40.2 million in variable-rate mortgage-backed securities.  Variable-rate mortgage-backed securities comprise 60.3% of the Company’s securities available for sale portfolio.  Included in the securities purchases was $4.0 million of trust preferred securities for a total of $9.0 million investment in trust preferred securities at March  31, 2003.  This investment is limited by OTS regulation to 15.0% of equity of the Bank.  Management is utilizing the purchase of trust preferred securities to mitigate the Company’s interest rate risk from the total issuance of $20.0 million in company obligated mandatorily redeemable preferred securities through March 31, 2003.

The increase in prepaid expenses and other assets of $9.8 million was in part due to $3.4 million retained interest as the result of securitization of automobile loans during the quarter ended March 31, 2003.  See Note 6.  In addition, the Bank’s bank owned life insurance (“BOLI”) increased $5.0 million as compared to the prior fiscal year.

The increase in net loans and leases receivable of $10.7 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  Commercial business, commercial real estate and agricultural loan balances increased $28.8 million over the levels at June 30, 2002.  Residential mortgage production increased 26.8% for the nine months ended March 31, 2003 as compared to the same period in the prior fiscal year.

The increase in cash and cash equivalents of $8.3 million was primarily due to increased liquidity.  See “Liquidity.”

The $31.7 million increase in deposits was primarily due to increases in out-of-market certificates of deposit of $30.5 million, demand accounts of $15.9 million, in-market certificates of deposits of $1.0 million offset by decreases in savings accounts of $13.8 million and money market accounts of $1.9 million.

The liability for company obligated mandatorily redeemable preferred securities increased $10.0 million due to the Company issuing additional trust preferred securities through Trust II and Trust III.  The proceeds from the issuance are primarily utilized for injection of Tier 1 (core) capital into the Bank and to provide liquidity for repurchasing Company stock.

The $4.5 million increase in advances by borrowers for taxes and insurance was due primarily to the receipt of escrow payments in excess of amounts paid out.  The major escrow payments are primarily paid semiannually in April and October.

The following tables show the composition of the Company’s loan and lease portfolio and deposits from continuing operations at the dates indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	At March 31, 2003		At June 30, 2002
	Amount	Percent of Loans in Each Category	Amount	Percent of Loans in Each Category
	(Dollars in Thousands)

One- to four-family (1)	$80,538	14.04%	$81,118	14.38%
Commercial real estate	97,111	16.93%	88,897	15.75%
Multi-family real estate	58,766	10.24%	56,677	10.05%
Commercial business	106,336	18.54%	95,447	16.91%
Equipment finance leases	22,713	3.96%	22,834	4.05%
Consumer	157,392	27.44%	177,527	31.46%
Agricultural	49,130	8.56%	39,401	6.98%
Mobile homes	1,659	0.29%	2,374	0.42%
Total Loans and Leases Receivable	$573,645	100.00%	$564,275	100.00%

(1) Excludes $7,788 and $5,444 loans held for sale at March 31, 2003 and June 30, 2002, respectively.

	At March 31, 2003		At June 30, 2002
	Amount	Percent of Deposits in Each Category	Amount	Percent of Deposits in Each Category
	(Dollars in Thousands)

Noninterest bearing checking accounts	$75,568	12.71%	$61,355	10.91%
Interest bearing accounts	43,369	7.30%	41,669	7.41%
Money market accounts	155,912	26.23%	157,770	28.04%
Savings accounts	36,590	6.16%	50,387	8.95%
Certificates of deposit	282,858	47.60%	251,415	44.69%
Total Deposits	$594,297	100.00%	$562,596	100.00%

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the three and nine months ended March 31, 2003 and 2002 include fees which are considered adjustments to yield.  Balances related to discontinued credit card loan operations have been reclassified to non-interest earning assets for all periods presented.

	THREE MONTHS ENDED MARCH 31,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:
Loans and leases receivable (1)	$584,888	$9,356	6.49%	$535,492	$9,847	7.46%
Investment securities (2) (3)	128,330	1,088	3.44%	107,878	1,173	4.41%
FHLB stock	7,025	69	3.98%	6,332	47	3.01%

Total interest-earning assets	$720,243	$10,513	5.92%	$649,702	$11,067	6.91%
Noninterest-earning assets	57,553			50,987
Total assets	$777,796			$700,689

Interest-bearing liabilities:
Deposits:
Checking and money market	$199,230	$633	1.29%	$207,760	$774	1.51%
Savings	45,618	79	0.70%	39,599	99	1.01%
Certificates of deposit	293,115	2,334	3.23%	253,205	2,812	4.50%
Total deposits	$537,963	$3,046	2.30%	$500,564	$3,685	2.99%
FHLB advances and other borrowings	107,702	1,334	5.02%	80,607	1,185	5.96%

Total interest-bearing liabilities	$645,665	$4,380	2.76%	$581,171	$4,870	3.40%
Noninterest-bearing deposits (4)	61,944			48,175
Other liabilities	20,189			21,313
Total liabilities	$727,798			$650,659
Equity	49,998			50,030
Total liabilities and equity	$777,796			$700,689

Net interest income; interest rate spread (5)		$6,133	3.16%		$6,197	3.51%

Net interest margin (5) (6)			3.45%			3.87%

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

(5)          Percentages for the three months ended March 31, 2003 and March 31, 2002 have been annualized. (6)  Net interest margin is net interest income divided by average interest-earning assets.

	NINE MONTHS ENDED MARCH 31,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$592,443	$30,154	6.78%	$541,843	$32,201	7.92%
Investment securities (2) (3)	105,100	3,021	3.83%	129,879	4,296	4.41%
FHLB stock	6,797	168	3.29%	6,332	175	3.68%

Total interest-earning assets	$704,340	$33,343	6.31%	$678,054	$36,672	7.20%
Noninterest-earning assets	53,619			51,885
Total assets	$757,959			$729,939

Interest-bearing liabilities:
Deposits:
Checking and money market	$193,484	$2,045	1.41%	$186,833	$3,106	2.21%
Savings	40,141	241	0.80%	38,864	468	1.60%
Certificates of deposit	280,873	7,480	3.55%	290,342	11,475	5.26%
Total deposits	$514,498	$9,766	2.53%	$516,039	$15,049	3.88%
FHLB advances and other borrowings	116,516	4,122	4.71%	90,606	3,875	5.70%

Total interest-bearing liabilities	$631,014	$13,888	2.93%	$606,645	$18,924	4.16%
Noninterest-bearing deposits (4)	57,804			48,487
Other liabilities	19,538			22,287
Total liabilities	$708,356			$677,419
Equity	49,603			52,520

Total liabilities and equity	$757,959			$729,939

Net interest income; interest rate spread (5)		$19,455	3.38%		$17,748	3.04%

Net interest margin (5) (6)			3.68%			3.49%

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

(5)          Percentages for the nine months ended March 31, 2003 and March 31, 2002 have been annualized. (6)  Net interest margin is net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2003 vs 2002			2003 vs 2002
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	(Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$908	$(1,399)	$(491)	$3,007	$(5,054)	$(2,047)
Other investment securities (2)	222	(307)	(85)	(820)	(455)	(1,275)
FHLB stock	6	16	22	13	(20)	(7)

Total interest-earning assets	$1,136	$(1,690)	$(554)	$2,200	$(5,529)	$(3,329)

Interest-bearing liabilities:
Deposits:
Checking and money market	$(32)	$(109)	$(141)	$111	$(1,172)	$(1,061)
Savings	15	(35)	(20)	15	(242)	(227)
Certificates of deposit	443	(921)	(478)	(374)	(3,621)	(3,995)
Total deposits	426	(1,065)	(639)	(248)	(5,035)	(5,283)
FHLB advances and other borrowings	398	(249)	149	1,108	(861)	247

Total interest-bearing liabilities	$824	$(1,314)	$(490)	$860	$(5,896)	$(5,036)

Net interest income			$(64)			$1,707

(1)          Includes interest on accruing loans and leases past due 90 days or more.

(2)          Includes primarily U. S. Government and agency securities and FHLB daily time.

Application of Critical Accounting Policies

GAAP requires management to utilize estimates when reporting financial results.  The Company has identified the policies discussed below as Critical Accounting Policies because the accounting estimates require management to make certain assumptions about matters that may be uncertain at the time the estimate was made and a different method of estimating could have been reasonably made that could have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.

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

Mortgage Servicing Rights (“MSR”) – The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans.   The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets.  The asset is amortized in proportion to and over the period of estimated net servicing income.

At each balance sheet date, the MSRs need to be analyzed for impairment which occurs when the fair value of the MSRs is lower than the amortized book value. The Company’s MSRs are primarily servicing rights acquired on South Dakota Housing Development Authority first time home buyers program.  Due to the lack of quoted markets for the Company’s portfolio, the Company estimates the fair value of the MSRs using present value of future cash flow analysis.  If the analysis produces a fair value that is greater than or equal to the amortized book value of the MSRs, no impairment is recognized.  If the fair value is less than the book value, an expense for the difference is charged to earnings by initiating a MSR valuation account.  If the Company determines this impairment is temporary, any future changes  in fair value are recorded as a change in earnings and the valuation.  If the Company determines the impairment to be permanent, the valuation is written off against the MSRs which results in a new amortized balance.

Due to the substantial decline in interest rates over the last several quarters, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at many reasonable and supportable assumptions and projections in preparing the analysis.  Based on the Company’s analysis of MSRs at quarter-end, there is no impairment to the MSRs.

Retained Interest from Securitization – The Company recorded an asset as a result of the automobile securitization.  See Note 7.  This asset is recorded based on present value concepts of future expected cash flows.  The assumptions used to calculate the initial retained interest value and subsequent assumptions are based the best information available.  The value of the retained interest may change significantly if actual cash flows differ from expected cash flows.

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

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $8.7 million at March 31, 2003 from $11.5 million at June 30, 2002, a decrease of $2.8 million, or 24.2%.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.13% at March 31, 2003 as compared to 1.59% at June 30, 2002.

Nonaccruing loans and leases decreased 31.4% or $3.2 million to $7.0 million at March 31, 2003 compared to $10.2 million at June 30, 2002.  Included in nonaccruing loans and leases at March 31, 2003 were seven loans totaling $409,000 secured by one- to four-family real estate, four loans totaling $317,000 secured by commercial real estate, four mobile home loans totaling $43,000, fourteen commercial business loans totaling $398,000, ten agricultural loans totaling $4.9 million, fourteen equipment finance leases totaling $78,000 and forty-six consumer loans totaling $876,000.  One loan, secured by commercial real estate, in the amount of $2.4 million included in nonaccrual loan balances at June 30, 2002 was paid in full during the first quarter of fiscal 2003.  Offsetting the commercial real estate loan payoff was one large agricultural real estate nonaccrual loan in the amount of $2.4 million during the first quarter of fiscal 2003.  This agricultural loan has been modified as a troubled debt restructuring with specific allowance reserve allocation and will be closely monitored for performance.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have decreased $3.1 million or 27.7% from the levels at June 30, 2002.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans will have specific impairment valuation if the loans are deemed impaired.  The valuation is based on collateral values or based on the present value of expected cash flows.  Loans and leases that are not performing do not necessarily result in a loss.

As of March 31, 2003, the Company had $671,000 of foreclosed assets.  The balance of foreclosed assets at March 31, 2003 consisted of $92,000 in consumer collateral (excluding mobile home loans) and $579,000 in single-family residences.

At March 31, 2003, the Company had (from continuing operations, including certain loans discussed in this Form 10-Q) criticized $9.1 million of its assets as special mention and classified $16.1 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for  loan and lease losses is established based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company's management believes that the March 31, 2003 recorded allowance for loan and lease losses was adequate to provide for inherent losses on the related loans and leases, there can be no assurance that the allowance existing at March 31, 2003 will be adequate in the future.

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

	Nonperforming Assets As Of
	March 31, 2003	June 30, 2002
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$409	$886
Commercial real estate	317	3,678
Multi-family	—	290
Commercial business	398	1,872
Equipment finance leases	78	—
Consumer	876	690
Agriculture	4,906	2,801
Mobile homes	43	25
Total	7,027	10,242

Accruing loans and leases delinquent more than 90 days:
One- to four-family	150	—
Commercial real estate	66	—
Commercial business	494	512
Equipment finance leases	315	229
Consumer	5	—
Agriculture	—	165
Total	1,030	906

Foreclosed assets: (1)
One- to four-family	579	239
Consumer	92	132
Mobile homes	—	3
Total	671	374

Total nonperforming assets	$8,728	$11,522

Ratio of nonperforming assets to total assets	1.13%	1.59%

Ratio of nonperforming loans and leases to total loans and leases (2)	1.39%	1.96%

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

	Nine Months Ended March 31,
	2003	2002
	(Dollars in Thousands)

Balance at beginning of period	$4,461	$5,509
Charge-offs:
One- to four-family	(9)	(38)
Commercial real estate	—	(50)
Commercial business	(1,078)	(486)
Equipment finance leases	(69)	(41)
Consumer	(893)	(980)
Agriculture	—	(58)
Mobile homes	(34)	(50)
Total charge-offs	(2,083)	(1,703)

Recoveries:
One- to four-family	3	2
Commercial real estate	—	2
Commercial business	4	37
Equipment finance leases	33	44
Consumer	244	233
Agriculture	100	28
Mobile homes	4	8
Total recoveries	388	354

Net (charge-offs)	(1,695)	(1,349)

Additions charged to operations	1,874	1,421
Allowance related to assets sold, net	(264)	—

Balance at end of period	$4,376	$5,581

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.29)%	(0.25)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.76%	1.02%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (1)	54.31%	58.65%

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

	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance
Loan Type	At March 31, 2003		At June 30, 2002
	(Dollars in Thousands)

One- to four-family	$34	$—	$81	$—
Commercial real estate	135	—	490	—
Multi-family real estate	120	—	116	—
Commercial business	537	211	481	683
Equipment finance leases	301	—	296	—
Consumer	1,539	—	1,889	—
Agricultural	131	1,331	78	297
Mobile homes	37	—	50	—

Total	$2,834	$1,542	$3,481	$980

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At March 31, 2003
	(Dollars in Thousands)

Commercial real estate	1	$30	$—
Commercial business	5	288	211
Agriculture real estate	1	2,416	528
Other agriculture loans	1	2,204	803

Total	8	$4,938	$1,542

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2002
	(Dollars in Thousands)

Commercial business	5	$1,597	$683
Other agriculture loans	2	2,380	297

Total	7	$3,977	$980

The allowance for loan and lease losses was $4.4 million at March 31, 2003 as compared to $5.6 million at March 31, 2002.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.76% at March 31, 2003 compared to 1.02% at March 31, 2002, a decrease of 25.5%.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. Regulators have reviewed the Bank's methodology for determining allowance requirements on the Bank’s loan portfolio and have made no required recommendations for increases in the allowances during the nine months ended March 31, 2003.

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

Comparison of the Three Months Ended March 31, 2003 and March 31, 2002

Continued Operations:

General.  The Company's net income from continuing operations was $1.5 million or $0.46 and $0.45 for basic and diluted earnings per share, respectively, for the three months ended March 31, 2003, a 25.2% increase in earnings compared to $1.2 million or $0.36 for both basic and diluted earnings per share for the same period in the prior fiscal year.  Basic and diluted earnings per share from continuing operations increased 27.8% and 25.0%, respectively, for the three months ended March 31, 2003 as compared to the same period in the prior fiscal year, due to the increase in earnings and decrease in shares outstanding as a result of Company stock repurchases.  For the three months ended March 31, 2003, the return on average equity from continuing operations was 12.13%, a 25.3% increase compared to 9.68% for the same period in the prior fiscal year.  For the three months ended March 31, 2003, the return on average assets from continuing operations was 0.78%, a 13.0% increase compared to 0.69% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including an increase in noninterest income of $644,000 and a decrease in income tax expense of $29,000 offset by a decrease in net interest income of $64,000 and increases in provision for losses on loans and leases of $36,000 and noninterest expense of $268,000.

Interest and Dividend Income.  Interest and dividend income was $10.5 million for the three months ended March 31, 2003 as compared to $11.1 million for the same period in the prior fiscal year, a decrease of $554,000 or 5.0%.  A $1.7 million decrease in interest and dividend income was the result of a 14.3% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 5.92% for the three months ended March 31, 2003 as compared to 6.91% for the same period in the prior fiscal year.  For the three months ended March 31, 2003, the average yield on loans and leases receivable was 6.49%, a decrease of 13.0% from 7.46% for the same period in the prior fiscal year.  The overall decrease in interest and dividend income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2001 to March 31, 2003, the prime rate dropped from 6.75% to 4.25%.  Average volume increases of $70.5 million in interest-earning assets contributed to a $1.1 million increase in interest and dividend income for the three months ended March 31, 2003 as compared to the same period in the prior fiscal year.  The securitization transaction results in a retained interest component which is recorded into income over the life of the securitization.  Due to OTS guidelines, the income is recorded as other noninterest income and not interest income.  The will result in lower reported net interest margins and higher noninterest income as compared to prior periods when the loans produced interest income.

Interest Expense.  Interest expense was $4.4 million for the three months ended March 31, 2003 as compared to $4.9 million for the same period in the prior fiscal year, a decrease of $490,000 or 10.1%.  A $1.3 million decrease in interest expense was the result of a 18.8% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 2.76% for the three months ended March 31, 2003 as compared to 3.40% for the same period in the prior fiscal year.  For the three months ended March 31, 2003, the average rate paid on interest-bearing deposits was 2.30%, a decrease of 23.1% from 2.99% for the same period in the prior fiscal year.  Average volume increase of $39.6 million in certificates of deposit contributed to a $443,000 increase in interest expense for the three months ended March 31, 2003 as compared to the same period in the prior fiscal year.  Average volume increase of $27.1 million in advances from Federal Home Loan Bank (“FHLB”) and other borrowings contributed to a $398,000 increase in interest expense for the three months ended March 31, 2003 as compared to the same period in the prior fiscal year.

Net Interest Income. The Company's net interest income from continuing operations for the three months ended March 31, 2003 decreased $64,000, or 1.0%, to $6.1 million compared to $6.2 million for the same period in the prior fiscal year.  The decrease is due primarily to declining national interest rates.  The Company’s net interest margin was 3.45% for the three months ended March 31, 2003, an increase of 10.9% from 3.87% for the same period in the prior fiscal year.

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

During the three months ended March 31, 2003, the Company recorded a provision for losses on loans and leases of $391,000 compared to $355,000 for the three months ended March 31, 2002, an increase of $36,000.  See "Asset Quality" for further discussion.

Noninterest Income.  Noninterest income was $3.2 million for the three months ended March 31, 2003 as compared to $2.6 million for the three months ended March 31, 2002, an increase of $644,000  or 25.0%.  The increase in noninterest income was due primarily to increases in loan fees and service charges of $219,000, net gain on sale of loans of $201,000 and other noninterest income of $187,000 offset by a decrease in commission and insurance income of $87,000.

Loan fees and service charges increased 86.6% to $472,000 for the three months ended March 31, 2003 as compared to $253,000 for same period in the prior fiscal year.  The increase was primarily due to an increase in residential mortgage loan production of 48.4% in dollar volume as compared to the same period one year ago.  In a periodic review of fees received and costs to originate loans, management reduced the loan origination fee deferral amount during the first quarter of fiscal 2003, thus increasing immediate loan origination fee income.  This change in estimate, which is accounted for prospectively, resulted in an increase of approximately $181,000 over the same period in the prior year.

Net gain on sale of loans increased 47.6% to $623,000 for the three months ended March 31, 2003 as  compared to $422,000 for the same period in the prior fiscal year primarily due to a gain on the securitization of automobile loans in the amount of $308,000.   See Note 6.

Other noninterest income increased 64.9% to $475,000 for the three months ended March 31, 2003 as compared to $288,000 for the same period in the prior fiscal year primarily due to income in the amount of $94,000 recorded on the retained interest obtained through the securitization of automobile loans during the third quarter of fiscal 2003.  See Note 6.  In addition, the Bank recorded an increase of $55,000 in other noninterest income for bank owned life insurance (“BOLI”) as compared to the same period in the prior fiscal year.

Commission and insurance income was $233,000 for the three months ended March 31, 2003, a  decrease of 27.2% from $320,000 for the same period in the prior fiscal year.  Hometown’s personal and commercial insurance lines are down compared to the prior year primarily due to less emphasis on the property and casualty line of business.

Noninterest Expense.  Noninterest expense was $6.8 million for the three months ended March 31, 2003 as compared to $6.5 million for the three months ended March 31, 2002, an increase of $268,000 or 4.1%.  The increase in noninterest expense was due primarily to increases in occupancy and equipment of $436,000 and other general and administrative expenses of $148,000 offset by decreases in compensation and employee benefits of $210,000 and amortization of intangible assets of $132,000.

Occupancy and equipment increased 74.5% to $1.0 million for the three months ended March 21, 2003 as compared to $585,000 for the same period in the prior fiscal year.  The increase was primarily due to an increase in furniture and fixture expense of $365,000 , including a valuation impairment of $200,000 recorded in the third quarter of fiscal 2003 as a result of a significant change in the market value of property that the Company no longer uses in its banking operations.  See Note 5.

Other general and administrative expenses increased 10.6% to $1.5 million for the three months ended March 31, 2003 as compared to $1.4 million for the same period in the prior fiscal year primarily due to a $134,000 increase in consulting expenses.

Compensation and employee benefits decreased 4.8% to $4.1 million for the three months ended March 31, 2003 as compared to $4.3 million for the same period in the prior fiscal year in part due to decreased health insurance claim accruals of $84,000 and a reduction of $59,000 in compensation for deferred loan origination costs.  The Company self insures its health costs for employees and the Company records expenses based on claims received for payment offset by withholding from employees for their portion of the costs.  This structure will cause expenses for health care to be variable from quarter to quarter depending on volume of claims received.

Amortization of intangible assets decreased 105.6% or $132,000 for the three months ended March 31, 2003 compared to the same period in the prior fiscal year due to cessation of amortization on goodwill.  See Note 7.

Income tax expense.  The Company's income tax expense for the three months ended March 31, 2003 decreased $29,000 or 4.0% to $691,000 compared to $720,000 for the three months ended March 31, 2002.  The decrease was primarily due to a reduction in the Company’s effective tax rate due to changes in permanent tax differences.   The effective tax rate was 31.3% and 37.3% for the three months ended March 31, 2003 and March 31, 2002, respectively.

Discontinued Operations:

Income (loss)  from discontinued operations.  Income from discontinued operations increased 183.3%,  or $187,000, for the three months ended March 31, 2003 compared to the same period in the prior fiscal year primarily due to the sale of the credit card loan portfolio on January 31, 2003 and the reversal of $62,000, net of taxes, for a possible legal settlement.  The contingent legal liability arising from the normal course of business was recorded during the fourth quarter of fiscal 2002 and reversed during the third quarter of fiscal 2003.  See Note 2 for further discussion on discontinued operations.

Comparison of the Nine Months Ended March 31, 2003 and March 31, 2002

Continued Operations:

General.  The Company's net income from continuing operations was $4.5 million or $1.36 and $1.34 for basic and diluted earnings per share, respectively, for the nine months ended

March 31, 2003, a 28.5% increase in earnings compared to $3.5 million or $0.98 and $0.96 for basic and diluted earnings per share, respectively, for the same period in the prior fiscal year.  Basic and diluted earnings per share increased 38.8% and 39.6%, respectively, for the nine months ended March 31, 2003 as compared to the same period in the prior fiscal year, due to the increase in earnings and decrease in shares outstanding as a result of Company stock repurchases.  For the nine months ended March 31, 2003, the return on average equity from continuing operations was 12.13%, a 36.1% increase compared to 8.91% for the same period in the prior fiscal year.  For the nine months ended March 31, 2003, the return on average assets from continuing operations was 0.79%, a 23.4% increase compared to 0.64% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including increases in net interest income of $1.7 million and noninterest income of $1.2 million offset by increases in provision for losses on loans and leases of $453,000, noninterest expense of $1.2 million and income tax expense of $191,000.

Interest and Dividend Income.  Interest and dividend income was $33.3 million for the nine months ended March 31, 2003 as compared to $36.7 million for the same period in the prior fiscal year, a decrease of $3.3 million or 9.1%.  A $5.5 million decrease in interest and dividend income was the result of a 12.4% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 6.31% for the nine months ended March 31, 2003 as compared to 7.20% for the same period in the prior fiscal year.  For the nine months ended March 31, 2003, the average yield on loans and leases receivable was 6.78%, a decrease of 14.4% from 7.92% for the same period in the prior fiscal year.  The overall decrease in interest and dividend income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2001 to March 31, 2003, the prime rate dropped from 6.75% to 4.25%.  Average volume increases in loans and leases receivable of $50.6 million resulted in a $3.0  million increase in interest and dividend income offset by a decrease of $24.8 million in investment securities, or $820,000 decrease in interest and dividend income as compared to the same period in the prior fiscal year.   The Company also recorded an additional net increase to interest income of $190,000 for nonaccrual loan interest adjustments during the first quarter of fiscal 2003 for two commercial and agricultural loans.  See “Asset Quality”.

Interest Expense.  Interest expense was $13.9 million for the nine months ended March 31, 2003 as compared to $18.9 million for the same period in the prior fiscal year, a decrease of $5.0 million or 26.6%.  A $5.9 million decrease in interest expense was the result of a 29.6% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 2.93% for the nine months ended March 31, 2003 as compared to 4.16% for the same period in the prior fiscal year.  For the nine months ended March 31, 2003, the average rate paid on interest-bearing deposits was 2.53%, a decrease of 34.8% from 3.88% for the same period in the prior fiscal year.  Average volume increase of $25.9 million in FHLB advances and other borrowings contributed to a $1.1 million increase in interest expense offset by a reduction in interest expense of $374,000 due to average volume decrease of certificates of deposit of $9.5 million for the nine months ended March 31, 2003 as compared to the same period in the prior fiscal year.

Net Interest Income. The Company's net interest income from continuing operations for the nine months ended March 31, 2003 increased $1.7 million, or 9.6%, to $19.5 million compared to $17.7 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to an increasing net interest margin as national interest rates were declining.  The Company’s net interest margin was 3.68% for the nine months ended March 31, 2003, a decrease of 5.4% from 3.49% for the same period in the prior fiscal year.

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

During the nine months ended March 31, 2003, the Company recorded a provision for losses on loans and leases of $1.9 million compared to $1.4 million for the nine months ended March 31, 2002, an increase of $453,000.  See "Asset Quality" for further discussion.

Noninterest Income.  Noninterest income was $9.5 million for the nine months ended March 31, 2003 as compared to $8.4 million for the nine months ended March 31, 2002, an increase of $1.2 million or 13.8%.  The increase in noninterest income was due primarily to increases in loan fees and service charges of $694,000, net gain on sale of securities of $346,000, fees on deposits of $280,000 and other noninterest income of $225,000 offset by decreases in loan servicing income of $205,000 and commission and insurance income of $176,000.

Loan fees and service charges increased 75.8% to $1.6 million during the nine months ended March 31, 2003 compared to $915,000 for same period in the prior fiscal year.  The increase was primarily due to an increase in residential mortgage loan production of 26.8% in dollar volume as compared to the same period one year ago.  In a periodic review of fees received and costs to originate loans, management reduced the loan origination fee deferral amount during the first quarter of fiscal 2003, thus increasing immediate loan origination fee income.  This change in estimate, which is accounted for prospectively, resulted in an increase of approximately $614,000 over the same period in the prior year.

Net gain on sale of securities increased $346,000 as there were no sales occurring in the first half of fiscal 2002.  Long-term fixed-rate mortgage-backed securities were sold to reduce the potential market value loss of rising interest rates.

Fees on deposits increased 9.6% to $3.2 million during the nine months ended March 31, 2003 compared to $2.9 million for the same period in the prior fiscal year primarily due to a $23.0 million increase in demand deposit account balances at March 31, 2003 compared to balances at March 31, 2002 and an increase in monthly fees charged on savings accounts.

Other noninterest income increased 26.4% to $1.1 million during the nine months ended March 31, 2003 compared to $851,000 for the same period in the prior fiscal year primarily due to income in the amount of $94,000 recorded on the retained interest obtained through the securitization of automobile loans during the third quarter of fiscal 2003.  See Note 6.  In addition, the Bank recorded an increase of $250,000 in other noninterest income for bank owned life insurance (“BOLI”) as compared to the same period in the prior fiscal year.

Loan servicing income was $1.2 million for the nine months ended March 31, 2003 compared to $1.4 million for the same period in the prior fiscal year, a decrease of 14.5%.   The decrease was primarily due to a $23.1 million package loan sale occurring in the first quarter of fiscal  2002.

Commission and insurance income was $775,000 for the nine months ended March 31, 2003 compared to $951,000 for the same period in the prior fiscal year, a decrease of 18.5%.

Hometown’s personal and commercial insurance lines are down compared to the prior year primarily due to less emphasis on the property and casualty line of business.

Noninterest Expense.  Noninterest expense was $20.2 million for the nine months ended March 31, 2003 as compared to $19.0 million for the nine months ended March 31, 2002, an increase of $1.2 million or 6.4%.  The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $583,000, other general and administrative expenses of $491,000 and occupancy and equipment of $400,000 offset by a decrease in amortization of intangible assets of $319,000.

Compensation and employee benefits increased 4.8% to $12.6 million for the nine months ended March 31, 2003 as compared to $12.0 million for the same period in the prior fiscal year in part due to increased employee base compensation and variable compensation (performance incentives) of $347,000, health insurance claim accruals of $300,000 and pension costs of $191,000 offset by a reduction of $186,000 in compensation for deferred loan origination costs.  The increase in pension costs is primarily due to a combination of higher payroll covered and the investment performance of the pension trust account.  Five  new in-store locations opened since September 30, 2001 attributed to an increase in employee compensation, related benefits and payroll taxes of approximately $431,000 for the nine months ended March 31, 2003 as compared to the same period in the prior fiscal year.

Other  general and administrative expenses increased 12.1% to $4.5 million for the nine months ended March 31, 2003 as compared to $4.0 million for the same period in the prior fiscal year in part due to increases in computer and data processing expenses of $280,000, charitable contributions expense of $190,000 and consulting expense of $164,000 offset by a reduction in advertising expense of $150,000 and audit expense of $110,000.

Occupancy and equipment increased 17.4% to $2.7 million for the nine months ended March 31, 2003 as compared to $2.3 million for the same period in the prior fiscal year.  The increase was primarily due to an increase in furniture and fixture expense of $364,000, including a valuation impairment of $200,000 recorded in the third quarter of fiscal 2003 as a result of a significant change in the market value of property that the Company no longer uses in its banking operations.  See Note 5.

Amortization of intangible assets decreased 85.1% or $319,000 for the nine months ended March 31, 2003 compared to the same period in the prior fiscal year due to cessation of amortization on goodwill.  See Note 7.

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

Income tax expense.  The Company's income tax expense for the nine months ended March 31, 2003 increased $191,000 or 8.8% to $2.4 million compared to $2.2 million for the nine months ended March 31, 2002.  The increase was primarily due to an increase in the Company’s pre-tax income from continuing operations of $1.2 million offset by a reduction in the Company’s effective tax rate due to changes in permanent tax differences.  The effective tax rate was 34.4% and 38.2% for the nine months ended March 31, 2003 and March 31, 2002, respectively.

Discontinued Operations:

Income (loss) from discontinued operations.  Income from discontinued operations increased 123.9%, or $176,000, for the nine months ended March 31, 2003 compared to the same period in the prior fiscal year primarily due to the sale of the credit card loan portfolio on January 31, 2003.  The contingent legal liability arising from the normal course of business was recorded during the fourth quarter of fiscal 2002 and reversed during the third quarter of fiscal 2003.  See Note 2 for further discussion on discontinued operations.

Liquidity and Capital Resources

The Bank’s primary sources of funds are in-market deposits, FHLB advances and other borrowings,  repayments of loan principal, mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and maturities of securities, mortgage-backed securities, and short-term investments.  While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.  Excess balances are invested in overnight funds.

Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  At March 31, 2003, the Bank had $15.0 million invested in federal funds sold.  During the nine months ended March 31, 2003, the Bank increased its borrowings with the FHLB by $1.4 million.  See “Financial Condition Data” for further discussion.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At March 31, 2003, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $68.5 million and to sell mortgage loans of $28.3 million.  Commitments by the Company to originate loans are not necessarily executed by the customer.  The Company monitors the ratio of commitments to fundings for use in liquidity management.  At March 31, 2003, the Company had outstanding commitments to purchase securities available for sale of $430,000 and no commitments to sell securities available for sale.

The growth in indirect lending is providing securitization opportunities in the capital markets.  On January 31, 2003, the Company sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  The proceeds will be used in part to continue to service the demand of the Company’s dealer network.  The securitization is a source of funds at a rate lower than other sources of funds, reduces capital requirements and reduces the credit risk to the Company from the loans sold.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  During fiscal 2002, the Bank increased the amount of pledgeable loans at the FHLB in order to increase its contingent liquidity sources.  The Bank currently has two $10.0 million unsecured lines of federal funds with correspondent banks.  There were no funds drawn on either line of credit at March 31, 2003.  Also, the Bank has implemented arrangements to acquire out-of- market certificate of deposits as an additional source of funding.  As of March 31, 2003, the Bank had $34.8 million in out-of-market deposits.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.  See “Financial Condition Data” for further analysis.

The Company had in effect a stock buy back program in which up to 10.00% of the common stock of the Company outstanding on May 1, 2002 could be acquired through April 30, 2003.  A total of 141,316 shares of common stock were purchased pursuant to this program, with 101,316 shares purchased during the nine months ended March 31, 2003.  The Company approved a new stock buy back program in which up to 10% of the common stock of the Company outstanding on May 1, 2003 may be acquired through April 30, 2004.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at March 31, 2003, the Bank met all current capital requirements.

The OTS has a core capital requirement for savings institutions comparable to the requirement for national banks.  The OTS core capital requirement is 4.00% of total adjusted assets for thrifts.  The Bank had core capital of 8.02% at March 31, 2003.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the NPV estimate indicates an increase in net value.  The converse situation can also be  expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at June 30, 2002 and December 31, 2002 (most recent report available), an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or –100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and –300 NPV were not estimated by the OTS.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2002” and “Selected Asset and Liability Price Tables as of December 31, 2002”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  Depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an increasing rate environment even as the NPV estimate indicates an increase in net value.  The converse situation can also be  expected.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2002

		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in thousands)
Basis Points
+300	$88,292	$9	0%
+200	89,899	1,615	2
+100	90,194	1,910	2
—	88,284	—	—
-100	83,720	(4,564)	(5)

December 31, 2002

		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in thousands)
Basis Points
+300	$78,856	(5,354)	(6%	)
+200	82,464	(1,747)	(2)
+100	84,359	148	0
—	84,210	—	—
-100	84,617	407	0

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

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)                        Exhibits

Exhibit 99.1 Certification of President and Chief Executive Officer

Exhibit 99.2 Certification of Executive Vice President and Chief Financial Officer

(b)                       Reports on Form 8-K

The Company filed Form 8-K , Item 5, “Other Events” with the Securities and Exchange Commission on February 5, 2003 announcing the sale of $50.0 million principal of motor vehicle installment loans to a newly formed trust, Home Federal Automobile Securitization Trust 2003-A.

The Company filed Form 8-K, Item 5, “Other Events” with the Securities and Exchange Commission on February 7, 2003 announcing the closing date for the sale of credit card receivables.  The original agreement was entered into on December 31, 2002 and the transaction closing date was February 4, 2003 based on balances at the close of business January 31, 2003.

HF FINANCIAL CORP.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.
(Registrant)

Date:	May 14, 2003	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President And Chief Executive Officer
(Duly Authorized Officer)

Date:	May 14, 2003		By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President And Chief Financial Officer
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

Date:	May 14, 2003	/s/ Curtis L. Hage
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

Date:	May 14, 2003	\s\ Darrel L. Posegate
Darrel L. Posegate
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

99.1                                              Certification of President and Chief Executive Officer

99.2                                              Certification of Executive Vice President and Chief Financial Officer