Form 10-K
period 2003-06-30
HF FINANCIAL CORP
filed 2003-09-24
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

Commission File Number 0-19972

HF FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-0418532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 South Main Avenue, Sioux Falls, SD

57104

(Address of principal executive offices)	(Zip Code)

(605) 333-7556
(Registrant’s telephone number, including area code)

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

YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

YES  ☐   NO  ☒

As of September 15, 2003, there were 3,236,250 issued and outstanding shares of the Registrant’s Common Stock.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such voting stock as of December 31, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $47.3 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 2003 Annual Meeting of Stockholders.

Annual Report on Form 10-K

Forward-Looking Statements

This Form 10-K and other reports issued by HF Financial Corp. (the “Company”), including reports filed with the Securities and Exchange Commission, contain “forward-looking statements” that deal with future results, expectations, plans and performance.  In addition, the Company’s management may make forward-looking statements orally to the media, securities analysts, investors or others.  These forward-looking statements might include one or more of the following:

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

The Company

HF Financial Corp. (the “Company”), a unitary thrift holding company, was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Bank (“Home Federal” or the “Bank”) issued in the mutual to stock conversion of Home Federal (the “Conversion”).  The Company acquired all of the outstanding stock of the Bank on April 8, 1992.  The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law.  Unless otherwise indicated, all matters discussed in this Form 10-K relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank.  See “Subsidiary Activities” for further information on the Company’s and Bank’s subsidiary operations.

The executive offices of the Company and its direct and indirect subsidiaries are located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.  The Company’s telephone number is (605) 333-7556.  The Company’s and Bank’s website is located at www.homefederal.com.  Information on this website does not constitute part of this Form 10-K.

The Bank

Home Federal was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota.  The Bank provides full-service consumer and commercial business banking, including an array of financial products, to meet the needs of its market place.  The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential, commercial business, consumer, multi-family, commercial real estate, construction and agricultural loans.  The Bank’s consumer loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans.  The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments.  Home Federal does not hold any non-investment grade bonds (i.e., “junk bonds”).  The Bank receives loan servicing income on loans serviced for others and commission income from credit-life insurance on consumer loans.  The Bank, through its wholly-owned subsidiaries, offers annuities, health, life, hazard and other insurance products and equipment leasing services.

The Bank’s deposits are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”), administered by the Federal Deposit Insurance Corporation (“FDIC”), and the Bank is subject to primary regulation and examination by the Office of Thrift Supervision (“OTS”).

Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.  The Company’s reportable segments are “banking” (including leasing activities) and “other”.  The “banking” segment is conducted through the Bank and Mid America Capital Services, Inc. (“Mid America Leasing”) and the “other” segment is composed of smaller nonreportable segments, the Company and inter-segment eliminations.  See Note 1 of “Notes to Consolidated Financial Statements”.

Subsidiary Activities

In addition to the Bank, the Company had five other wholly-owned subsidiaries as of June 30, 2003:  HomeFirst Mortgage Corp. (the “Mortgage Corp.”), HF Financial Group, Inc. (“HF Group”), HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”) and HF Financial Capital Trust III (“Trust III”).  During fiscal year 2003, the Company dissolved HF Card Services, LLC (“HF Card”).

The Mortgage Corp. is a South Dakota corporation that, until the fall of 1998, was engaged in the business of originating one- to four-family residential loans which were sold into the secondary market.  The Mortgage Corp. had no activity during fiscal year 2003.

In August 2002, the Company formed HF Group, a South Dakota corporation.  HF Group has the exclusive right to market “Syben Services” for the Minneapolis-based corporation, Syben Holdings, Inc. within the territory described below.  HF Group markets Syben Services to business customers in a seven-state region of South Dakota, Minnesota, Iowa, Nebraska, Missouri, Kansas and North Dakota.  Syben Services are internet based services that utilize proprietary software developed to facilitate employee benefits administration, payroll processing and management and governmental reporting. The services provided through Syben assist employers with the management of their employer sponsored compensation and benefit programs.  The Company anticipates that this marketing venture will provide expanded opportunities to serve the Company’s existing business customers, develop new corporate relationships and increase the Company’s fee income.

In November 2001, the Company formed Trust I for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust I.

In July 2002, the Company formed Trust II for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust II.

In December 2002, the Company formed Trust III for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust III.

HF Card, a South Dakota limited liability company, was established in May 1996 to provide secured, partially-secured and unsecured credit cards nationwide.  The Company announced the discontinuance of the subprime credit card operation in June 2002.  During fiscal year 2003, the Company dissolved HF Card.  See Note 2 of  “Notes to Consolidated Financial Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on discontinued operations.

As a federally chartered thrift institution, the Bank is permitted by OTS regulations to invest up to 2.00% of its assets in the stock of, or loans to, service corporation subsidiaries.  The Bank may invest an additional 1.00% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.  The Bank currently has less than 1.00% of its assets in investments in its subsidiary service corporations as defined by the OTS.  In addition to investments in service corporations, the Bank is permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage directly.

The Bank has five wholly-owned subsidiaries, Hometown Insurors, Inc. (“Hometown”), Mid America Leasing, Home Federal Securitization Corp. (“HFSC”), Mid-America Service Corporation (“Mid-America”) and PMD, Inc. (“PMD”).

Hometown, a South Dakota corporation, provides insurance products to customers of the Bank and members of the general public in the Bank’s market area.  Insurance products offered by Hometown include annuities and life, health, homeowners, and auto insurance and, to a lesser extent, certain commercial-related insurance products.  On August 8, 2003, the Company sold the property and casualty book of business of Hometown to a third party for total proceeds of $375,000.  The sales agreement includes a “Covenant Not to Compete” clause prohibiting Hometown from directly or indirectly selling property or casualty insurance for three years.  The transaction was effective as of July 31, 2003 and had an immaterial impact on the Company’s financial position and results of operations.  Hometown obtains its funding via a line of credit from the Bank.  Banking regulations do not limit the amount of funding provided to an operating subsidiary.  As of June 30, 2003, the Bank had advanced $192,000 on an approved line of credit of $200,000.  Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

Mid America Leasing, a South Dakota corporation, specializes in equipment finance leasing.  Mid America Leasing Co. obtains its funding via a line of credit from the Bank.  Banking regulations do not limit the amount of funding provided to an operating subsidiary.  As of June 30, 2003, the Bank had advanced $20.6 million on an approved line of credit of $35.0 million.  Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

HFSC, a Delaware corporation exists for the sole purpose of buying motor vehicle installment loans from the Bank to be securitized.  See Note 3 of “Notes to Consolidated Financial Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on consumer automobile loan securitization.

Mid-America is a South Dakota corporation that, until the third quarter of fiscal 2002, provided residential appraisal services to Home Federal and other lenders in the Bank’s market area.  The cessation of operations of Mid-America had no material effect on the consolidated financial statements.  Mid-America had no activity during fiscal year 2003.

PMD, a South Dakota corporation, is engaged in the business of buying, selling and managing repossessed real estate properties.  PMD had no activity during fiscal year 2003.

Market Area

Based on total assets at June 30, 2003, Home Federal is the largest thrift institution headquartered in South Dakota.  The Bank has a total of 34 banking centers in its market area and 1 internet branch located at

www.homefederal.com.  The Bank’s primary market area includes communities located in eastern and central South Dakota, including the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Hartford, Canton, Parker, Lennox, Mitchell, Aberdeen, Mobridge, Brookings, Redfield, Dakota Dunes, Colman, Crooks, Watertown and Yankton.  During August 2000, the Bank expanded its market area to include a branch in Marshall, Minnesota.  The banking center located in Dakota Dunes also serves customers located in northwestern Iowa.  The Bank’s immediate market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms.  The internet branch allows access to customers nationwide.

Mid America Leasing provides services to customers primarily in an eight-state area in the upper Midwest, but originations can and have expanded nationwide.

HF Group provides services to customers in a seven-state region of South Dakota, Minnesota, Iowa, Nebraska, Missouri, Kansas and North Dakota.

Lending Activities

General.  The Bank originates a variety of loans including one- to four-family mortgages, commercial loans, agricultural loans, consumer loans for automobile purchases, home equity and home improvement loans and student loans.

One- to Four-Family Residential Mortgage Lending.  Residential loan originations of this type are generated by the Bank’s marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders.  The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences.

The Bank currently makes 10-, 15- and 30-year fixed- and adjustable-rate (“ARM”) one- to four-family residential mortgage loans in amounts up to 95.00% of the appraised value of the collateral property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank’s exposure at or below the 80.00% level.  The Bank currently offers an ARM loan which has a fixed rate for the initial three to five years and converts to a one-year ARM loan for the remainder of the life of the loan.  The Bank also offers a one-year ARM loan with a rate below the Bank’s then current fixed-rate loan for a comparable 15- or 30-year term loan.  These loans provide for an annual cap and a lifetime cap at a set percent over the fully-indexed rate.

In addition, the Bank offers a 30-year balloon loan, which is sold on the secondary market and has a fixed-rate for the first five or seven years of the loan term.  At the end of the five- or seven-year period, the loan converts to a 23- or 25-year fixed-rate loan at the then current market rate provided that the borrower qualifies at the new rate.  If the borrower fails to qualify at the new rate, the loan becomes payable in full.  The Bank also offers a portfolio five- and seven-year balloon loan that is underwritten to secondary market standards but is fully payable at the end of the balloon term.

To meet the needs of the Bank’s borrowers and financial needs of the communities it serves, the Bank has developed two distinct types of loan programs.  The Integrity Mortgage Program is a limited documentation program that is available to the upper credit customer with a beacon score of 680 and above.  The Olympic Plus Program is a program for individuals that do not meet secondary market standards but yet are eligible for Private Mortgage Insurance.  The program underwriting guidelines match those as established by the Private Mortgage Insurance Company.  Borrowers may choose from either an ARM or balloon product as a financing option.

The Bank also offers fixed-rate 15- through 30-year mortgage loans that conform to secondary market standards. Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions.  Residential loans generally do not include prepayment penalties.

The Bank also originates fixed-rate one- to four-family mortgage loans through the South Dakota Housing Development Authority (“SDHDA”) program.  These loans generally have terms not to exceed 30 years and are either insured by the Federal Housing Administration (“FHA”), Veteran’s Administration (“VA”) or private mortgage insuror and must have no more than a 80.00% loan to value ratio.  The Bank receives an origination fee of 1.00% of the loan amount from the borrower and a servicing fee generally 0.38% from the SDHDA for these services.  The Bank is the largest servicer of loans for the SDHDA.  At June 30, 2003, the Bank serviced $409.5 million of mortgage loans for the SDHDA.  See Note 7 of “Notes to Consolidated Financial Statements” for information on loan servicing.

In underwriting one- to four-family residential real estate loans, Home Federal evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  The property that secures the real estate loans made by Home Federal is appraised by an appraiser pursuant to the Home Federal’s appraisal policy.  Home Federal requires borrowers to obtain title, fire and casualty insurance in an amount not less than the amount of the loan.  Real estate loans originated by the Bank contain a “due-on-sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the collateral property.

Commercial Business Lending.  In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates adjustable- and fixed-rate commercial loans.  Interest rates on commercial business loans adjust or float with a designated national index plus a specified margin.  Home Federal’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment and business expansion within the Bank’s market area.  The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration (“SBA”) of which a portion of such loans are also guaranteed in part by the SBA.  The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans.  In the future, Home Federal anticipates continued expansion and emphasis of its commercial business lending, subject to market conditions and the Home Owners’ Loan Act (“the HOLA”) restrictions.    See “Regulation–Business Activities” for HOLA restrictions.

Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment).  The Bank’s commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Whenever possible, all of the Bank’s commercial business loans include personal guarantees of the borrowers.  In addition, on major loans, the loan officer will perform on-site visits, obtain financial statements and perform a financial review of the loan.

Multi-Family and Commercial Real Estate Lending.  The Bank engages in multi-family and commercial real estate lending primarily in South Dakota and the adjoining Midwestern states.  These lending activities may include existing property or new construction development or purchased loans.

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. In addition, loans secured by property outside of the Company’s immediate market area may contain a higher degree of risk due to the fact that the Company may not be as familiar with market conditions where such property is located.  The Company does not have a material concentration of multi-family or commercial real estate loans outside of South Dakota and the adjoining Midwestern states.

The Bank presently originates adjustable-rate, short-term balloon payment, fixed-rate multi-family and commercial real estate loans.  The Bank’s multi-family and commercial real estate loan portfolio is secured primarily by apartment buildings and owner occupied and non-owner occupied commercial real estate. The terms of such loans are negotiated on a case by case basis.  Commercial real estate loans generally have terms that do not exceed 25 years.  The Bank has a variety of rate adjustment features, call provisions and other terms in its multi-family and commercial real estate loan portfolio.  Generally, the loans are made in amounts up to 80.00% of the appraised value of the collateral property and with debt service coverage ratios of 115.00% or higher.  The debt service coverage is the ratio of net cash from operations before payment of debt service.  However, these percentages may vary depending on the type of security and the guarantor.  Such loans provide for a negotiated margin over a designated national index.  The Bank analyzes the financial condition of the borrower, the borrower’s credit history, the borrower’s prior record for producing sufficient income from similar loans, references and the reliability and predictability of the net income generated by the property securing the loan.  The Bank generally requires personal guarantees of borrowers.  Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan.  The sale of participation interests in a loan are necessitated by the amount of the loan or the limitation of Loans to One Borrower.  See “Regulation-Business Activities” for a discussion of the Loans to One Borrower rule.  In return for servicing these loans for the participants, the Bank generally receives a fee of 0.25% to 0.38%.  Also, income is received at loan closing from loan fees and discount points.  Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by appraisers approved pursuant to the Bank’s appraisal policy.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) includes a provision that limits the Bank’s non-residential real estate lending (i.e., commercial real estate lending, other than lending on certain multi-family residences) to no more than four times its total capital.  This maximum limitation, which at June 30, 2003 was $281.8 million, has not materially limited the Bank’s lending practices.  See “Regulation-Regulatory Capital Requirements.”

Under FIRREA, the maximum amount which Home Federal may lend to any one borrower is 15.00% of Home Federal’s unimpaired capital and surplus or $10.4 million at June 30, 2003.  Loans in an amount equal to an additional 10.00% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral.  The Bank may request a waiver from the OTS to exceed the 15.00% Loans to One Borrower limitation on a case by case basis.  Home Federal is in compliance with the Loans to One Borrower limitation and had no borrowers in excess of the Loans to One Borrower requirements at June 30, 2003.  See “Regulation-Loans to One Borrower” for a discussion of the Loans to One Borrower rule.

Construction and Development Lending.  The Bank makes construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers for the construction of one- to four-family residences and condominiums and the development of one- to four-family lots in the Bank’s primary market area.

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

The Bank makes loans for the construction of multi-family residential properties.  Such loans are generally made at adjustable rates which adjust periodically based on the appropriate Treasury Note maturity.  At June 30, 2003, all of the Bank’s construction loans were performing in accordance with their terms, with the exception of one loan in the amount of $135,000 included in one- to four-family accruing loans and leases delinquent more than 90 days.

Construction loans are generally originated with a maximum loan-to-value ratio of 80.00% and land development loans are generally originated with a maximum loan-to-value ratio of 60.00%, based upon an independent appraisal.  Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project.  Construction and development loans to borrowers other than owner occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property, or for larger projects, both an appraisal and a study of the feasibility of the proposed project.  The Bank’s construction loan policy provides for the inspection of properties by independent in-house and outside inspectors at the commencement of construction and prior to disbursement of funds during the term of the construction loan.

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

Home Federal currently purchases automobile conditional sales contracts from selected dealers within its market area as well as originating automobile loans directly.  The growth in indirect lending is providing securitization opportunities in the capital markets.  On January 31, 2003, the Bank sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  The proceeds will be used in part to continue to service the demand of the Bank’s dealer network.  The securitization is a source of funds at a rate lower than other sources of funds, reduces capital requirements and reduces the credit risk to the Bank from the loans sold.  See Note 3 of  “Notes to Consolidated Financial Statements” for details on the consumer automobile loan securitization.

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

Agricultural Loans.  In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates agricultural loans through its agricultural division.  The agricultural division offers loans to its customers such as: (1) operating loans which are used to fund operating expenses which typically have a one year term and are indexed to the national prime rate; (2) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (3) agricultural farmland term loans which are used to fund land purchases or refinances; (4) specialized livestock loans to fund facilities and equipment for confinement enterprises; and (5) loans to fund ethanol plant development.  Agriculture real estate loans typically will have personal guarantees of the borrowers, a first lien on the real estate, interest rates adjustable to the national prime rate or Treasury Note rates, and annual, quarterly or monthly payments.  Operating and term loans are secured by farm chattels (crops, livestock, machinery, etc.) the operating assets of the borrower.  The Bank also originates agricultural loans directly and through programs sponsored by the Farmers Service Agency (“FSA”) of which a portion of such loans are also guaranteed in part by the FSA.

Loan customers are required to supply current financial statements, tax returns for the past three to five years, and cash flow projections which are updated on an annual basis.  In addition, on major loans, the loan officer will perform an annual farm visit, obtain financial statements and perform a financial review of the loan.

Leasing Activities

General. Through its wholly-owned subsidiary, Mid America Leasing, the Bank originates commercial and municipal leases.  These products have a fixed interest rate for the duration of the lease with terms typically ranging from 24 – 60 months.  The leases generally are 100.00% financed with usually only the first or first and last months’ payments due at lease inception.  As a result of the 100.00% financing and fixed interest rate the yield on leases is higher than similar type lending products.

Leases are originated generally in an eight-state area in the upper Midwest.  All leases are secured by the equipment leased, with personal guarantees of the borrowers normally obtained on commercial leases.

Commercial Leases.   In order to support the Bank and its customers and to improve the yield of its assets,  Mid America Leasing originates commercial leases to customers primarily in the upper Midwest.  The Bank offers three types of commercial leases: capital, tax and Terminal Rental Adjustment Clause leases (“TRAC”).  TRAC leases are generally for medium- to heavy-duty titled equipment, such as semi-tractors and trailers and medium- to heavy-duty trucks.  Leases may be structured with a contracted residual of as little as $1.00 up to 20.00-25.00% of the equipment cost.  Leases encompass a wide variety of equipment for a variety of commercial uses.   The customer base tends to be small- to medium-sized businesses that view leasing as another financing option that augments their overall operation.  Repayment terms tend to be monthly in nature.

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

Municipal Leases.   The Bank also originates leases to municipal entities such as cities, counties, and public schools.  The lessee must be a political subdivision of the state in order to qualify as a municipal lease.   Because the interest income earned on this type of lease is exempt from federal income taxes, the rate offered to the municipality is usually substantially lower than a comparable commercial lease.  Repayment terms generally are on a monthly, semi-annual or annual basis.  Residuals are $1.00 for municipal leases.

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

	At June 30,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real Estate Loans:
One- to four-family (1)(2)	$100,065	16.18%	$79,074	13.78%	$124,951	21.71%	$134,014	23.62%	$138,238	27.29%
Multi-family	49,364	7.98	56,952	9.92	44,378	7.71	44,793	7.89	47,283	9.33
Commercial	93,405	15.10	89,111	15.53	73,720	12.81	68,556	12.08	59,061	11.66
Agricultural	18,002	2.91	12,722	2.22	12,753	2.21	11,669	2.06	8,714	1.72
Construction and development (2)	9,083	1.47	12,738	2.22	28,419	4.94	35,511	6.26	19,696	3.89
Total real estate loans	269,919	43.64	250,597	43.67	284,221	49.38	294,543	51.91	272,992	53.89

Other Loans and Leases:
Consumer Loans:
Mobile home	1,468	0.24	2,365	0.41	3,920	0.68	5,676	1.00	8,115	1.60
Automobiles	74,066	11.98	84,782	14.77	78,082	13.57	81,092	14.29	74,255	14.66
Deposit account	1,463	0.24	1,597	0.28	1,917	0.33	2,360	0.42	2,117	0.42
Student	7,745	1.25	7,340	1.28	6,831	1.19	7,146	1.26	6,996	1.38
Junior liens on mortgages	81,064	13.11	73,680	12.84	61,397	10.67	56,243	9.91	46,556	9.19
Other	6,035	0.98	8,529	1.49	10,939	1.90	11,570	2.04	12,304	2.43
Total consumer loans	171,841	27.80	178,293	31.07	163,086	28.34	164,087	28.92	150,343	29.68

Commercial business	113,570	18.36	95,462	16.63	97,362	16.92	87,137	15.36	62,315	12.30
Equipment finance leases	23,016	3.72	22,834	3.98	10,509	1.82	—	0.00	—	0.00
Agricultural	40,109	6.48	26,707	4.65	20,370	3.54	21,597	3.81	20,896	4.13

Total other loans and leases	348,536	56.36	323,296	56.33	291,327	50.62	272,821	48.09	233,554	46.11

Total gross loans and leases	618,455	100.00%	573,893	100.00%	575,548	100.00%	567,364	100.00%	506,546	100.00%

Less:
Undisbursed portion of loans in process	(3,576)		(4,678)		(3,853)		(17,374)		(7,487)
Deferred fees and discounts	364		504		(133)		(356)		(1,073)
Allowance for losses	(3,842)		(4,461)		(5,509)		(5,499)		(4,518)
Total loans and leases receivable, net	$611,401		$565,258		$566,053		$544,135		$493,468

(1)                Includes one- to four-family loans held for sale.

(2)                Includes undisbursed portion of loans in process.

The following table shows the composition of the Company’s loan and lease portfolio from continuing operations by fixed- and adjustable-rate at the dates indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	At June 30,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Fixed-Rate Loans and Leases:
Real Estate:

One- to four-family (1) (2)	$72,472	11.72%	$45,804	7.98%	$78,350	13.61%	$84,478	14.89%	$95,228	18.80%
Multi-family, commercial & construction(2)	41,231	6.67	44,842	7.81	39,752	6.91	36,552	6.44	30,954	6.11
Agricultural	4,760	0.77	1,305	0.23	3,433	0.60	2,843	0.50	1,505	0.30
Total real estate loans	118,463	19.16	91,951	16.02	121,535	21.12	123,873	21.83	127,687	25.21

Consumer (including mobile home loans)	110,037	17.79	127,488	22.21	125,955	21.88	130,770	23.05	121,814	24.05
Agricultural	5,285	0.85	5,596	0.98	6,007	1.04	7,632	1.35	4,897	0.97
Equipment finance leases	23,016	3.72	22,834	3.98	10,509	1.82	—	0.00	—	0.00
Commercial business	23,839	3.85	21,463	3.74	25,983	4.52	25,474	4.49	16,675	3.29
Total fixed-rate loans and leases	280,640	45.37	269,332	46.93	289,989	50.38	287,749	50.72	271,073	53.52

Adjustable-Rate Loans:
Real estate:
One- to four-family(1) (2)	27,593	4.46	33,270	5.80	46,601	8.10	49,536	8.73	43,010	8.49
Multi-family, commercial & construction(2)	110,621	17.89	113,959	19.86	106,765	18.55	112,308	19.80	95,086	18.77
Agricultural	13,242	2.14	11,417	1.99	9,320	1.62	9,558	1.68	7,209	1.42
Total real estate loans	151,456	24.49	158,646	27.65	162,686	28.27	171,402	30.21	145,305	28.68

Consumer (including mobile home loans)	61,804	10.00	50,805	8.85	37,131	6.45	33,317	5.87	28,529	5.63
Agricultural	34,824	5.63	21,111	3.68	14,363	2.50	13,233	2.33	15,999	3.16
Commercial business	89,731	14.51	73,999	12.89	71,379	12.40	61,663	10.87	45,640	9.01
Total adjustable-rate loans	337,815	54.63	304,561	53.07	285,559	49.62	279,615	49.28	235,473	46.48

Total loans and leases	618,455	100.00%	573,893	100.00%	575,548	100.00%	567,364	100.00%	506,546	100.00%

Less:
Undisbursed portion of loans in process	(3,576)		(4,678)		(3,853)		(17,374)		(7,487)
Deferred fees and discounts	364		504		(133)		(356)		(1,073)
Allowance for loan losses	(3,842)		(4,461)		(5,509)		(5,499)		(4,518)

Total loans and leases receivable, net	$611,401		$565,258		$566,053		$544,135		$493,468

(1)                 Includes one- to four-family loans held for sale.

(2)                 Includes undisbursed portion of loans in process.

The following schedule illustrates the scheduled principal contractual repayments of the Company’s loan and lease portfolio from continuing operations at June 30, 2003.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family (1)	Multi- Family	Commercial	Agricultural	Construction & Development	Consumer (2)	Commercial Business (3)	Agricultural	Total
	(Dollars in Thousands)
Less than 1 year	$3,440	$3,020	$8,291	$1,509	$9,083	$42,787	$70,145	$26,718	$164,993
1 to 5 years	15,859	14,240	38,625	7,048	—	128,764	63,880	10,704	279,120
Greater than 5 years	80,766	32,104	46,489	9,445	—	290	2,561	2,687	174,342
Total	$100,065	$49,364	$93,405	$18,002	$9,083	$171,841	$136,586	$40,109	$618,455

(1) Includes one- to four-family loans held for sale.

(2) Includes demand loans, loans having no stated maturity and overdraft loans.

(3) Includes equipment finance leases.

The total amount of loans due after June 30, 2004 which have predetermined interest rates is $227.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $226.2 million.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their average contractual terms because of prepayments.  In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.  One- to four-family mortgage loans have prepaid significantly and refinanced at lower rates due to the effect of lower mortgage rates during the last year.

Potential Problem Loans

Nonperforming Assets.  See “Asset Quality” under Management’s Discussion and Analysis for discussion.

Classified Assets.  Federal regulations provide for the classification of loans, leases and other assets such as debt and equity securities considered by the OTS to be of lesser quality as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated “criticized” or “special mention” by management.

When the Company classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification in accordance with applicable regulations.  On the basis of management’s monthly review of its assets, at June 30, 2003, the Company had criticized $4.3 million of its assets as special mention and classified $12.9 million of its assets.  Other potential problem loans are included in criticized and classified assets.  See “Asset Quality” under Management’s Discussion and Analysis for further discussion.

Allowance for Loan and Lease Losses. See “Application of Critical Accounting Policies” and “Asset Quality” under Management’s Discussion and Analysis for discussion.

Investment Activities

Home Federal is required under OTS regulation to maintain a sufficient amount of liquid assets.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed by management adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  As of June 30, 2003, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 4.84%. See “Regulation-Liquidity.”

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

At June 30, 2003, the Company’s investments in mortgage-backed securities totaled $70.7 million, or 8.8% of its total assets. As of such date, the Bank also had a $7.0 million investment in the stock of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”) in order to satisfy the FHLB of Des Moines’ requirement for membership.  It is the Bank’s general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues rated investment grade.

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table.

	At June 30, 2003
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value
	(Dollars in Thousands)

U.S. government agencies & corporations	$—	—	$999	6.02%	$—	—	$—	—	$999	$1,030
Federal Home Loan Bank	2,000	5.39%	1,000	7.00%	—	—	—	—	3,000	3,132
Municipal bonds	1,048	3.96%	3,394	3.05%	—	—	—	—	4,442	4,511
Preferred term securities	—	—	—	—	—	—	9,000	3.09%	9,000	8,989
Other	193	1.64%	—	—	—	—	—	—	193	193
Mortgage-backed securities	1,352	6.00%	7,964	6.45%	4,898	4.33%	56,754	4.98%	70,968	70,658

Total investment securities	$4,593		$13,357		$4,898		$65,754		$88,602	$88,513

The Company’s investment securities portfolio also did not contain non-investment grade or other corporate debt securities (i.e., “junk bonds”).

Home Federal’s investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors.  Investments may be made by the Bank’s officers within specified limits and approved in advance by the Board of Directors for transactions over these limits.  At the present time, the Bank does not have any investments that are held for trading purposes.  At June 30, 2003, the Company has $88.5 million of securities available for sale, including mortgage-backed securities of $70.7 million.  See Note 5 of “Notes to Consolidated Financial Statements.”

Sources of Funds

General.  The Company’s primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, out-of-market deposits and short term investments.

Borrowings of the Bank, presently all from the FHLB of Des Moines, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.  The Bank in recent years has not relied on outside borrowings other than FHLB borrowings.  The availability of funds from loan sales is influenced by general interest rates.  See Note 10 of the “Notes to Consolidated Financial Statements” for further detail of the Company’s borrowings.

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

	At June 30,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$77,004	12.39%	$61,355	10.91%	$55,003	9.15%
Interest bearing accounts weighted average rates of 0.16%, 0.39% and 1.39% at June 30, 2003, 2002 and 2001	43,699	7.03	41,669	7.41	33,165	5.52
Savings accounts weighted average rates of 0.68%, 1.13% and 2.81% at June 30, 2003, 2002 and 2001	54,462	8.77	50,387	8.95	49,852	8.29
Money market accounts(1) weighted average rates of 1.41%, 1.80% and 3.63% at June 30, 2003, 2002 and 2001	178,113	28.66	157,770	28.04	139,467	23.20

Total transaction accounts	353,278	56.85	311,181	55.31	277,487	46.16

In-Market Certificates of Deposit:

0.00 - 3.99%	174,662	28.11	136,062	24.96	5,077	0.85
4.00 - 4.99%	21,112	3.40	29,089	5.17	58,086	9.66
5.00 - 5.99%	17,711	2.85	29,752	5.29	85,687	14.25
6.00 - 6.99%	18,040	2.90	34,167	6.07	121,228	20.16
7.00 - 7.99%	985	0.16	17,979	3.20	53,642	8.92
Total in-market certificates of deposit	232,510	37.42	247,049	44.69	323,720	53.84

Out-of-market certificates of deposit weighted average rate of 2.11% and 2.90% at June 30, 2003 and 2002	35,593	5.73	4,366	—	—	—

Total certificates of deposit	268,103	43.15	251,415	44.69	323,720	53.84
Total deposits	$621,381	100.00%	$562,596	100.00%	$601,207	100.00%

(1)   Includes out-of-market money market accounts in the amount of $14.1 million, $0 and $0 for 2003, 2002 and 2001, respectively.

The following table sets forth the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of June 30, 2003.

	Maturity
	3 Months or Less	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$35,819	$27,711	$39,767	$84,104	$187,401

Certificates of deposit of $100,000 or more	6,117	2,727	5,533	20,799	35,176

Out-of-market certificates of deposit(1)	5,314	7,621	13,424	9,234	35,593

Public funds(2)	3,877	3,182	1,546	1,328	9,933

Total certificates of deposit	$51,127	$41,241	$60,270	$115,465	$268,103

(1)                                  Includes funds from governmental and other public entities in the amount of $3,998.

(2)                                  Includes certificates of deposit of $100,000 or more from governmental and other public entities, excluding out-of-market certificates of deposit.

The Bank solicits certificates of deposit of $100,000 or greater (“jumbo certificates”) from various state, county and local government units which carry rates which are negotiated at the time of deposit.  See Note 9 of “Notes to Consolidated Financial Statements.”  Deposits at June 30, 2003 and 2002 include $42.4 million and $37.4 million, respectively of deposits from one local governmental entity, the majority of which are savings accounts.

Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank’s borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgable loans, including but not limited to, its mortgage related loans, mortgage-backed securities and U.S. Government and other agency securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At June 30, 2003, the Bank’s FHLB advances totaled $84.5 million, representing 11.25% of total Company liabilities.  See Note 10 of  “Notes to Consolidated Financial Statements” for further detail of the Company’s borrowings.

The following table sets forth the maximum month-end balances and average balances of FHLB advances and other borrowings at the dates indicated.

	Years Ended June 30,
	2003	2002	2001
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB advances	$134,503	$101,152	$118,631
Other borrowings	5,321	922	10,623

Average Balance:
FHLB advances	$99,064	$85,716	$105,207
Other borrowings	1,201	896	7,234

The following table sets forth certain information as to the Bank’s FHLB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2003	2002	2001
	(Dollars in Thousands)

FHLB advances	$84,498	$83,434	$100,714
Other borrowings	5,321	874	7,662
Total borrowings	$89,819	$84,308	$108,376

Weighted average interest rate of FHLB advances	4.70%	5.41%	5.69%

Trust Preferred Securities.  The Company issued trust preferred securities during fiscal 2003 in order to provide funding for investment into the Bank of Tier I (core) capital.  See Note 11 of  “Notes to Consolidated Financial Statements”.

Consumer Automobile Loan Securitization.  The growth in indirect lending is providing securitization opportunities in the capital markets.  On January 31, 2003, the Bank sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  The proceeds will be used in part to continue to service the demand of the Bank’s dealer network.  The securitization is a source of funds at a rate lower than other sources of funds, reduces capital requirements and reduces the credit risk to the Bank from the loans sold.  See Note 3 of  “Notes to Consolidated Financial Statements” for details on the consumer automobile loan securitization.

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

The Bank attracts the majority of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks and credit unions located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.  According to information contained in reports prepared by the FDIC, the Bank is the sixth largest financial institution in Minnehaha County based on total deposits with approximately 6.00% of the deposit market share.  Minnehaha County includes the South Dakota cities of Sioux Falls, Brandon, Dell Rapids, Crooks and Hartford.

Employees

At June 30, 2003, the Bank had a total of 329 full-time equivalent employees (“FTEs”) including 15 FTEs of the Bank’s service corporations.  The Bank’s employees are not represented by any collective bargaining group.  Management considers its relations with its employees to be good.

Regulation

General.  The Bank is a federally chartered thrift institution, the deposits of which are federally insured by the Savings Association Insurance Fund (the “SAIF”) of the FDIC.  Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations, by its primary federal regulator, the OTS.  The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board (the “FRB”).  As the unitary thrift holding company of the Bank, the Company also is subject to federal regulation and oversight by the OTS.  The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations where deposits are federally insured.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.  The following discussion is intended to be a summary of the material statutes, regulations and policies applicable to savings associations and their holding companies, and it does not purport to be a complete discussion of all such statutes, regulations and policies.

Regulation of Federal Savings Associations.  The OTS has extensive authority over the operations of federal savings associations, such as the Bank.  Pursuant to this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations primarily by the OTS and to a lesser extent by the FDIC.  The last examination of the Bank by the OTS concluded on February 20, 2003.  Examiners may require a federal savings association to provide for higher general or specific loan loss-reserves.  In 2002, the OTS realigned its regional supervisory structure and apportioned supervisory responsibilities to other regions.

Assessments.  The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.  The general assessment, paid on a semiannual basis, is computed by totaling three components: the size of the association on which the basic assessment is based; the association’s supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.0 billion in trust assets, serviced for others loans aggregating more than $1.0 billion, or had certain off-balance sheet assets aggregating more than $1.0 billion.  The Bank’s OTS assessment (standard assessment) for the fiscal year ended June 30, 2003 was approximately $154,000.

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

Safety and Soundness Standards.  Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS and the federal bank regulatory agencies adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.  The guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.  In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA.  If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Action Standards.  The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against any association that fails to meet its capital requirements.  The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4.00% core ratio, a Tier 1 risked-based capital ratio or an 8.00% risk-based capital ratio).  Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions, discussed below that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3.00% or a risk-based capital ratio of less than 6.00%) must be subject to one or more of the additional specified actions and operating restrictions mandated by FDICIA.  These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate.

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

Business Activities.  The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.  These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400.00% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20.00% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10.00% of assets being limited to small business loans; (d) a limit of 35.00% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5.00% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5.00% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.  In addition, the HOLA and OTS regulations provide that a federal savings association may invest up to 10.00% of its assets in tangible personal property for leasing purposes.  Such general leases, however, do not have to be aggregated with the institution’s loans for purposes of the HOLA’s investment and lending limitations.  As of June 30, 2003, the Bank exceeded the 20.00% limitation by 0.92%.  The Bank has informed the OTS and will submit a plan to reduce the percentage within the 20.00% limit.  Potential solutions include selling loans in this category, increasing the total assets of the Bank or changing bank charters.

Loans to One Borrower.  Under the HOLA, savings associations are generally subject to the same limits on Loans to One Borrower as are imposed on national banks.  Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.00% of the association’s unimpaired capital and surplus.  Additional amounts may be loaned, not in excess of 10.00% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral.  Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate.  The Bank may request a waiver from the OTS to exceed the 15.00% Loans to One Borrower limitation on a case by case basis.  At June 30, 2003, the Bank’s lending limit under this restriction was $10.4 million.  Home Federal is in compliance with the Loans to One Borrower limitation and had no borrowers in excess of the Loans to One Borrower requirements at June 30, 2003.

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

Pursuant to FDICIA, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions.  Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to commencement of the assessment period.  The three capital categories consist of (a) well-capitalized, (b) adequately capitalized, or (c) undercapitalized.  The FDIC also assigns an institution to one of three supervisory subcategories within each capital group.  The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  An institution’s assessment rate depends on the capital category and supervisory subcategory to which it is assigned.  Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.  Assessment rates currently range from 0.00% of deposits for an institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).  The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.  As a result of the Deposit Insurance Funds Act of 1996 (the “1996 Act”), both the BIF and the SAIF currently satisfy the reserve ratio requirement at June 30, 2003.

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

In addition, the 1996 Act expanded the assessment base for the payments on the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct FSLIC to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997.  Both BIF and SAIF-insured deposits are assessed the same FICO rates.

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

The capital regulations require tangible capital not less than 1.50% of adjusted total assets (as defined by regulation).  Tangible capital generally includes common stockholders’ equity and retained earnings, and certain noncumulative perpetual preferred stock and related earnings on withdrawable accounts and deposits that qualify as core capital.  In addition, all intangible assets, other than a limited amount of mortgage servicing rights and other categories must be deducted from tangible capital.  At June 30, 2003, Home Federal had $4.0 million of unamortized loan servicing rights.  Included in total unamortized loan servicing was $193,000 of nonmortgage servicing rights which was required to be deducted from tangible capital.

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

The capital standards also require core capital equal to at least 4.00% of adjusted total assets (as defined by regulation).  Core capital generally consists of tangible capital plus certain intangible assets, and up to 25% of other intangibles which meet certain separate salability and market valuation tests.  At June 30, 2003, the Bank had $5.2 million in intangible assets which were subject to these tests.  The amount of servicing rights includable as core capital is limited to 50.00% of such capital.  At June 30, 2003, the Bank had Tier I (core) capital equal to $65.3 million, or 8.25% of adjusted total assets, which is $33.6 million above the minimum leverage ratio requirement of 4.00% as in effect on that date.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8.00% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital up to 100.00% of core capital.  At June 30, 2003, Home Federal had no capital instruments that qualified as supplementary capital and $3.0 million of general loss reserves, which was not in excess of 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital.  Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments.  Home Federal had $3.5 million in dollar for dollar exclusions from capital and assets at June 30, 2003 for the retained interest from securitized automobile loans.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by the appropriate risk weight based on the risks inherent in the type of assets.  The risk weights assigned by the OTS for principal categories of assets are (i) 0.00% for cash and securities issued by the United States Government or unconditionally backed by the full faith and credit of the United States Government, (ii) 20.00% for securities (other than equity securities) issued by United States Government sponsored agencies, high quality mortgage-backed securities  and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC except for those classes with residual characteristics or stripped mortgaged-related securities, (iii) 50.00% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80.00% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC, and (iv) 100.00% for all other loans and investments, including consumer loans, commercial loans, repossessed and loans more than 90 days past due and all other assets.

On June 30, 2003, the Bank had total risk-based capital of $64.8 million (including $65.3 million in core capital, $3.0 million in qualifying supplementary capital and dollar for dollar exclusions for the retained interest from securitized automobile loans of $3.5 million) and risk-weighted assets of $635.2 million (including $24.9 million in converted off-balance sheet assets), or total capital of 10.20% of risk-weighted assets.  This amount was $14.0 million above the 8.00% requirement in effect on that date.

The following table sets forth Home Federal’s compliance with its capital requirements at June 30, 2003.

	Amount(2)	Percent of Applicable Assets(1)
	(Dollars in Thousands)

GAAP capital	$70,447	8.84%

Tier I (core) capital	$65,303	8.25%
Required	31,661	4.00
Excess over requirement	$33,642	4.25%

Risk-based capital(3)	$64,825	10.20%
Required	50,820	8.00
Excess over requirement	$14,005	2.20%

(1)                                  Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets.

(2)                                  The Bank’s investment in its subsidiaries is included for purposes of calculating regulatory capital.

(3)                                  Includes qualifying supplementary capital of $3.0 million and dollar for dollar exclusion for the retained interest from securitized automobile loans of $3.5 million.

Under FDICIA all the Federal banking agencies, including the OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and that they reflect the actual performance of and expected loss on multi-family loans.  On May 10, 2002, the OTS adopted an amendment to its capital regulations that eliminated the interest rate risk component of the risk-based capital requirement.

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

The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends.  A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution.  The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus retained net income for the previous two years.

The OTS may disapprove of a notice or application if:

•                  the Bank would be undercapitalized following the distribution;

•                  the proposed capital distribution raises safety and soundness concerns; or

•                  the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity.  All savings associations, including Home Federal, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  For a discussion of what the Bank includes in liquid assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”  At June 30, 2003, the Bank’s overall liquid asset ratio was 4.84%.

Branching.  Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States.  The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that qualifies as a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, which imposes qualification requirements similar to those for a “qualified thrift lender” under the HOLA.  See the section below entitled “Qualified Thrift Lender Test.”  The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association’s activities.  This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

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

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65.00% of its portfolio assets (which consists of total assets less the sum of goodwill and other intangible assets, properties used to conduct the savings association’s business and specified liquid assets not exceeding 20.00% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  At June 30, 2003, the Bank maintained 77.95% of its portfolio assets in qualified thrift investments, and thus met the test.  The Bank has met the QTL test since its inception.

Loans and mortgage-backed securities secured by domestic residential housing, FHLB stock, credit card loans, educational loans and certain small business loans as well as certain obligations of the Federal Savings and Loan Insurance Corporation (“FSLIC”), the FDIC and certain other related entities may be included in qualifying thrift investments without limit.  FHLMC and FNMA stock and certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included, in varying amounts, not to exceed 20.00% of portfolio assets.

Any savings association that fails to meet the QTL test must either convert to a national bank charter or operate under certain restrictions on its activities, unless it requalifies as a QTL and thereafter remains a QTL.  If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.  See the section below entitled “Holding Company Regulation.”

Transactions with Affiliates.  The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”).  In general, an affiliate of the Association is any company that controls the Association or any other company that is controlled by a company that controls the Association, excluding the Association’s subsidiaries other than those that are insured depository institutions.  The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary.  Section 23A of the FRA limits the aggregate amount of transactions with any individual affiliate to 10.00% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20.00% of the savings association’s capital and surplus.  Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A of the FRA, and the purchase of low quality assets from affiliates is generally prohibited.  Section 23B of the FRA provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies.  In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

Effective April 1, 2003, the FRB is rescinding its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W.  In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B of the FRA, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B of the FRA and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B of the FRA.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B of the FRA solely because of Regulation W, and all transactions covered by Sections 23A and 23B of the FRA, the treatment of which will change solely because of Regulation W, will become subject to Regulation W on July 1, 2003.  All other covered affiliate transactions become subject to Regulation W on April 1, 2003.  The FRB expects each depository institution that is subject to Sections 23A and 23B of the FRA to implement policies and procedures to ensure compliance with Regulation W.  The Company does not expect that the changes made by Regulation W will have a material adverse effect on its business.

The Association’s authority to extend credit to its directors, executive officers, and 10.00% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of the association’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the association’s board of directors.  Section 402 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act).  The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Federal Reserve System.  Under FRB regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts.  FRB regulations generally require that (a) reserves of 3.00% must be maintained against aggregate transaction accounts of $42.1 million or less, subject to adjustment by the FRB, and (b) a reserve of $1.083 million plus 10.00% (subject to adjustment by the FRB between 8.00% and 14.00%) must be maintained against that portion of total transaction accounts in excess of $42.1 million.  The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements.  The Bank is in compliance with these reserve requirements.  Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a FRB, or a passthrough account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets to the extent that the requirement exceeds vault cash.

Savings associations are authorized to borrow from the FRB “discount window,” but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.

Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by GLB Act, the FHLB of Des Moines has adopted a capital plan, which is expected to become effective during the second half of 2003, that will change the foregoing minimum stock ownership requirements for FHLB of Des Moines stock.  Under the new capital plan, each member of the FHLB of Des Moines will have to maintain a minimum investment in FHLB of Des Moines capital stock in an amount equal to the sum of (i) the greater of $1,000 or 0.20% of the member’s mortgage-related assets and (ii) 4.50% of the dollar amount of any outstanding advances under such member’s Advances, Collateral Pledge and Security Agreement with the FHLB of Des Moines.  The capital plan allows any FHLB of Des Moines member that became a member on or prior to November 12, 1999, to elect to meet the new minimum stock ownership requirements by purchasing additional FHLB of Des Moines stock in two equal installments, with the first installment to be paid within three months after the effective date of the capital plan and the second installment to be paid within six months after the effective date.

At June 30, 2003, Home Federal had $7.0 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received substantial dividends on its FHLB stock.  Over the past five fiscal years such dividend yields have averaged 5.11% and were 3.00% for fiscal year 2003.  For the fiscal year ended June 30, 2003, dividends paid by the FHLB of Des Moines to Home Federal totaled approximately $204,000, which constitutes a $19,000 decrease in the amount of dividends received in fiscal 2002.  This reduction is primarily due to a decrease in interest rates from the prior year.

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

USA Patriot Act.  In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) on October 26, 2001.  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•                  Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.  Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002, and were subsequently amended on November 6, 2002, and November 14, 2002.  Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator.  Home Federal is in compliance with the OTS’s anti-money laundering regulations.

•                  Pursuant to Section 326, on May 9, 2003, the OTS, in conjunction with other bank regulators, issued a Joint Final Rule that provides for minimum standards with respect to customer identification and verification.  The rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts.  This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally.  A financial institution’s program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver’s licenses, passports, credit reports and other similar means.

•                  Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.  A final rule under Section 312 was issued by the Treasury Department on September 26, 2002.  The rule states that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering.  In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank’s overall assessment of the risk posed by the foreign correspondent bank.  Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption.  Such a program is reasonable if it focuses on those private banking accounts the present a high risk of money laundering.  The deadline for compliance with this rule, as extended, is March 31, 2003.

•                  Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•                  Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

Although the Company anticipates that it will incur additional expense in complying with the provisions of the USA PATRIOT Act and the resulting regulations, management does not expect that such compliance will have a material impact on the results of operations or financial condition of the Company.

The Sarbanes-Oxley Act.  On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies.  The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act’s new requirements, the final scope of these requirements remains to be determined.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act’s principal legislation includes:

•                                          the creation of an independent accounting oversight board;

•                                          auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•                                          additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•                                          the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•                                          an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the Company’s independent auditors.

•                                          requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•                                          requirement that companies disclose whether at least one member of the committee is an “audit committee financial expert” (as such term is defined by the SEC) and if not, why not;

•                                          expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition  on insider  trading during pension blackout periods;

•                                          a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•                                          disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•                                          mandatory disclosure by analysts of potential conflicts of interest; and

•                                          a range of enhanced penalties for fraud and other violations.

The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.  To date, the SEC has implemented some of the provisions of the Sarbanes-Oxley Act.  However, the SEC continues to issue final rules, reports and press releases.  As the SEC provides new requirements, the Company reviews those rules and complies as required.

Furthermore, the NASDAQ Stock Market (the “NASDAQ”) has also proposed corporate governance rules which would implement the mandates of the Sarbanes- Oxley Act.  The proposed NASDAQ rules include ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors and officers and requiring stockholder approval of all new stock option plans and all modifications.  The proposed NASDAQ rules are still tentative in nature because they are subject to SEC review and approval, which is expected to occur later this year.  Once finalized, the rules will not be effective until the earlier of the Company’s first annual meeting of stockholders after January 15, 2004 or October 31, 2004.  These rules, if adopted, would affect the Company because its common stock is listed on the NASDAQ under the symbol “HFFC.”

Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.

Holding Company Regulation.  The Company is a unitary thrift holding company subject to regulatory oversight by the OTS.  As such, the Company is registered with and files reports with the OTS and is subject to regulation and examination by the OTS.  Under the GLB Act, any company which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999, is prohibited from engaging in non-financial activities or affiliating with non-financial companies.  All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are “grandfathered” under the GLB Act and may continue to operate as a unitary savings and loan holding company without any limitations in the types of business activities in which it can engage at the holding company level, provided the Bank continues to satisfy the QTL Test.  In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries.  In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies.  The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company.  See the section above entitled “Qualified Thrift Lender Test.”

In addition, for grandfathered savings and loan holding companies, such as the Company, the GLB Act also prohibits the sale of such entities to nonfinancial companies.  This prohibition is intended to restrict the transfer of grandfathered rights to other entities and, thereby, prevent evasion of the limitation on the creation of new unitary savings and loan holding companies.

Federal Securities Law.  The stock of the Company is registered with the SEC under the Exchange Act.  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

Federal and State Taxation

The Company and its direct and indirect subsidiaries file a consolidated federal income tax return on a fiscal year basis.  In addition, Trust I, Trust II and Trust III are required to file a trust return on a calendar year basis.

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

To the extent earnings appropriated to a savings association’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of June 30, 2003, the Bank’s Excess for tax purposes totaled approximately $4.8 million.

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

Curtis L. Hage - Mr. Hage, age 57, is Chairman, President and Chief Executive Officer of the Company.  He was elected Chairman of the Board of Directors of the Company in September 1996 and has held the position of President and Chief Executive Officer since February 1991.  Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986.  Since joining the Bank in 1968, he served in various capacities prior to being elected Executive Vice President.  Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

Jack P. Hearst – Mr. Hearst, age 51, is Executive Vice President/Chief Operations Officer of the Company and the Bank.  He joined the Bank in 1999 as Vice President/Credit Cards and was promoted to Senior Vice President/Subsidiary Operations in October 2000.  Prior to joining the Bank, he was employed by Citicorp-Corporate Control and Risk Assessment as the Audit Director for Citicorp Bankcards, a credit card company.  Mr. Hearst received a B.S. from the University of Missouri.

Darrel L. Posegate – Mr. Posegate, age 45, is Executive Vice President/Chief Financial Officer and Treasurer of the Company and the Bank, a position he has held since January 2002.  He was employed as Chief Financial Officer for West Des Moines State Bank, Des Moines, IA, a state banking institution, from 1998 until joining Home Federal.  Prior to that time he was employed as President of Liberty Services, Inc., a bank services company, from 1994 to 1998.  Mr. Posegate received his B.A. degree from Luther College, Decorah, IA, and is a Certified Public Accountant.

David A. Brown – Mr. Brown, age 41, is Senior Vice President/Business Banking, a position he has held since November 1999.  Prior to joining Home Federal, Mr. Brown served as Vice President/Manager Commercial Banking at Firstar Bank, Sioux City, Iowa, a national banking institution, a position he held since December 1998.  Mr. Brown received his Masters of Business Administration and a B.S. in Business Administration from University of South Dakota.

Mary F. Hitzemann - Ms. Hitzemann, age 50, is Senior Vice President/Human Resources, a position she has held since October 1993.  Ms. Hitzemann also serves as Senior Vice President of HF Group.  Ms. Hitzemann joined Home Federal in January 1993.  Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992.  Ms. Hitzemann received her B.A. degree from Augustana College.

Sharon A. Manuel – Ms. Manuel, age 53, is Senior Vice President/Corporate Services, a position she has held since November 2001.  Since joining the Bank in April 1994, she served as Vice President/Regional Coordinator in the Retail Banking area as well as being responsible for the telephone banking department.  She then assumed the responsibility for managing technology-orientated projects, such as internet banking, bill payment, debit card and Home Federal’s internet website.  Prior to joining Home Federal, she was employed by Citibank for thirteen years.  She received a two-year business degree from Mankato Business College.

John E. Roers - Mr. Roers, age 56, is Senior Vice President/Agricultural Lending, a position he has held since joining Home Federal on October 31, 1995.  Prior to that time, he was employed as Agricultural Loan Officer and Department Manager for Western Bank, Sioux Falls (then First Bank) from June 1981 to October 1996 and for Western Bank, Marshall, Minnesota from February 1974 to May 1981.  Mr. Roers received his Bachelor of Science and Masters of Science from North Dakota State University.

Mark S. Sivertson - Mr. Sivertson, age 45, is Senior Vice President/Trust Officer, a position he has held since July 1996.  He joined Home Federal in February 1995 as Vice President/Trust Officer.  Prior to joining Home Federal, Mr. Sivertson was Vice President and Trust Officer in charge of the Investment Management and Trust Department at Western Bank.  He holds a law degree from the University of North Dakota and the Certified Trust Financial Advisor designation from the American Bankers Association.

Gary L. Smith – Mr. Smith, age 49, is Senior Vice President/Information Systems, a position he has held since July 1998.  Mr. Smith joined Home Federal in 1979 and was promoted to Vice President in 1988.  He received his B.S. from the University of South Dakota.

Natalie A. Solberg – Ms. Solberg, age 40, is Senior Vice President/Service and Support.  Since joining the Bank in February 1994, she has been responsible for managing automated telephone banking, deposit operations and retail support functions.  She was promoted to Vice President/In-Touch Banking in October 1995, and subsequently, held the position of Vice President/Retail Support.  Prior to joining Home Federal, she was employed by the Bank of New York from October 1989 to October 1993.  Ms. Solberg received her B.S. from Northern State University.

Michael H. Zimmerman - Mr. Zimmerman, age 50, is Senior Vice President/Senior Retail Banking.  He joined the Bank in August 1996 as Senior Vice President/Senior Retail Lending Officer.  Prior to that time, he was employed as Vice President/Mortgage Loan Manager for First Trust and Savings Bank, Cedar Rapids, Iowa from October 1995 to August 1996 and as Vice President/Eastern Regional Manager for Homeland Savings Bank FSB, Waterloo, Iowa from May 1995 to October 1995; and as Vice President/ Manager Real Estate Lending for Homeland Bank, N.A., Waterloo, Iowa from August 1992 to April 1995.  Mr. Zimmerman received his B.A. from Dana College, Blair, Nebraska.

Cristie M. Lawson – Ms. Lawson, age 34, is Vice President/Controller for the Bank.  Ms. Lawson joined the Bank in March 1995 as Staff Accountant.  She has held various positions of increasing responsibility within the Accounting Department and was promoted to her current position in July 2000.  Ms. Lawson received her B.A. from Augustana College.

Raymond C. Wilson – Mr. Wilson, age 45, is Vice President/Senior Controller for the Bank.  Mr. Wilson joined the Bank in September 2003.  Since 1999, Mr. Wilson was Corporate Finance Director for Interactive Information Service, Inc., a software development company, located in Cleveland, Ohio.  Prior to that time, he held senior financial and accounting management positions with two community banks.  Mr. Wilson received his BBA and MAFIS from Cleveland State University, Cleveland, Ohio.

Item 2.  Properties

The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.  Currently, the Bank also conducts business from 33 other offices located in its primary market area.  Of such 34 total business offices, the Company owns 20 and leases 14 others.

The total net book value of the Company’s premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2003 was $13.1 million.  In April 2003, the Company reclassified one of its office buildings as real estate held for sale and will be proceeding to sell the facility.  See Note 1 of “Notes to Consolidated Financial Statements.”

Item 3.  Legal Proceedings

The Company, Home Federal and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses.  While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Home Federal and the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company’s consolidated financial position or results of operations.  The Company and its direct and indirect subsidiaries are not aware of any legal actions or other proceedings contemplated by governmental authorities outside of the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Listing

The Company’s Common Stock is traded under the symbol “HFFC” on the NASDAQ National Market System.

The following table sets forth the range of high and low sale prices for the Company’s Common Stock for each of the fiscal quarters of the two years ended June 30, 2003 and 2002.  Quotations for such periods are as reported by the NASDAQ National Market System.

FISCAL 2003	HIGH	LOW
1st Quarter	$12.99	$10.75
2nd Quarter	$15.00	$10.50
3rd Quarter	$17.01	$13.81
4th Quarter	$19.75	$16.00

FISCAL 2002	HIGH	LOW
1st Quarter	$14.45	$10.89
2nd Quarter	$12.34	$11.00
3rd Quarter	$12.45	$10.86
4th Quarter	$13.45	$12.00

As of September 15, 2003, the Company had 537 holders of record of its Common Stock.

The transfer agent for the Company’s Common Stock is Mellon Investor Services, PO Box 3315, South Hackensack, New Jersey, 07606-1915.

Dividends

On a quarterly basis, the Company paid cash dividends of $0.115 per share throughout fiscal 2003 as compared to $0.11 per share throughout fiscal 2002.  The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors the Board of Directors deems relevant.  On July 23, 2003, the Board of Directors approved an increase in cash dividends to $0.1175 per share and the Company paid the respective cash dividends on August 20, 2003 to shareholders of record on August 6, 2003.  The Company’s ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, the Bank, which are subject to OTS regulations.  In addition, the Company's ability to pay dividends is subject to the terms of its line of credit with the First Tennessee Bank, NA.  See Item 7, "Management's Discussion and Analysis of Financial Condition of Results of Operations – Liquidity and Capital Resources."

Sales of Unregistered Stock

The Company had no sales of unregistered stock during the fiscal year ended June 30, 2003.

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

	At June 30,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$800,483	$722,917	$784,002	$724,997	$658,622
Securities available for sale	88,527	82,804	87,387	107,316	97,343
FHLB stock	7,025	6,332	6,332	6,130	5,263
Loans and leases receivable, net	595,417	559,814	563,836	542,494	492,302
Loans held for sale	15,984	6,559	7,270	8,257	11,755
Deposits	621,381	562,596	601,207	545,497	510,730
Advances from FHLB and other borrowings	89,819	84,308	108,376	113,020	81,613
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	20,000	10,000	—	—	—
Stockholders’ equity	49,358	48,536	52,525	46,943	48,558

	Years Ended June 30,
	2003	2002	2001	2000	1999
	(Dollars in Thousands, Except Per Share Data)
Selected Statement of Income Data:
Interest and dividend income	$43,560	$48,017	$58,162	$51,653	$44,206
Interest expense	17,997	23,573	35,051	29,141	24,054
Net interest income	25,563	24,444	23,111	22,512	20,152
Provision for losses on loans and leases	3,173	1,905	1,482	1,682	1,300
Net interest income after provision for losses on loans and leases	22,390	22,539	21,629	20,830	18,852
Loan servicing income	1,610	1,858	1,567	1,381	1,263
Gain on sale of loans, net	1,664	1,518	842	635	673
Loan fees and service charges	2,290	1,266	982	1,131	1,231
Gain on sale of securities, net	352	135	—	185	1
Other noninterest income	6,895	6,369	6,032	4,959	3,835
Noninterest expense	(27,671)	(25,958)	(23,528)	(20,515)	(18,340)
Income from continuing operations before income taxes	7,530	7,727	7,524	8,606	7,515
Income tax expense	2,584	2,856	2,929	3,077	2,808
Income from continuing operations	4,946	4,871	4,595	5,529	4,707
Discontinued Operations:
Income (loss) from operations of discontinued segment (net of income taxes)	253	(246)	12	(262)	(3,656)
(Loss) on discontinued segment (net of income taxes)	(224)	(1,440)	—	—	—
Income (loss) from discontinued operations	29	(1,686)	12	(262)	(3,656)

Net income	$4,975	$3,185	$4,607	$5,267	$1,051

	Years Ended June 30,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Basic earnings (loss) per share:
Income from continuing operations	$1.50	$1.39	$1.25	$1.43	$1.12
Income (loss) from discontinued operations	0.01	(0.48)	—	(0.07)	(0.87)
Net income	1.51	0.91	1.25	1.36	0.25

Diluted earnings (loss) per share:
Income from continuing operations	1.47	1.36	1.23	1.41	1.09
Income (loss) from discontinued operations	0.01	(0.47)	—	(0.07)	(0.85)
Net income	1.48	0.89	1.23	1.34	0.24

Dividends declared per share	0.46	0.44	0.42	0.40	0.37
Dividends payout ratio from continuing operations (1)	30.81%	31.92%	33.62%	27.93%	32.10%

Other data from continuing operations: (2)
Interest rate spread (average during period)	3.32%	3.22%	2.78%	3.13%	3.23%
Net interest margin (3)	3.62	3.63	3.32	3.57	3.72

Average interest-earning assets to average interest-bearing liabilities	1.12	1.12	1.11	1.10	1.11

Equity to total assets (end of period)	6.17	6.71	6.70	6.47	7.37
Equity-to-assets ratio (ratio of average equity to average total assets)	6.52	7.17	6.77	6.85	8.96

Nonperforming assets to total assets (end of period)	0.77	1.59	0.76	0.33	0.23

Allowance for loan and lease losses to nonperforming loans and leases (end of period) (4)	65.89	40.02	97.73	264.63	432.34

Allowance for loan and lease losses to total loans and leases (end of period)	0.62	0.78	0.96	1.00	0.91

Nonperforming loans and leases to total loans and leases (end of period) (4)	0.95	1.96	0.99	0.38	0.21

Other noninterest expense to average total assets	3.63	3.58	3.17	3.01	3.11

Net interest income after provision for losses on loans and leases to noninterest expense (end of period)	80.92	86.83	91.93	101.54	102.79

Return on assets (ratio of income from continuing operations to average total assets)	0.65	0.67	0.62	0.81	0.80
Return on assets (ratio of net income to average total assets)	0.65	0.44	0.62	0.77	0.18

Return on equity (ratio of income from continuing operations to average equity)	9.96	9.37	9.14	11.83	8.91
Return on equity (ratio of net income to average equity)	10.02	6.13	9.16	11.27	1.99

Efficiency Ratio (5)	72.11	72.94	72.32	66.60	67.54
Number of full-service offices	34	33	31	27	25

(1)     Cash dividends paid divided by income from continuing operations.

(2)     All periods presented have been restated to eliminate effect of discontinued operations.

(3)     Net interest income divided by average interest-earning assets.

(4)     Nonperforming loans and leases include nonaccruing loans and leases and accruing loans delinquent more than 90 days.

(5)     Total noninterest expense divided by the sum of net interest income plus total noninterest income.

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

During the fourth quarter of fiscal 2002, management committed to a plan to sell the subprime credit card operations which were previously reported in the credit card segment of the Company.  At June 30, 2002, the Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1.1 million at that time from loans receivable to loans held for sale.  The Bank ceased processing subprime credit card applications in March 1999 and managed the portfolio from a balance of $18.1 million at June 30, 1999, to the sale of the receivables as of January 31, 2003.  On December 31, 2002, the Company, through the Bank, entered into an agreement to sell the discontinued credit card operations to an independent third party.  The sale of the receivables took place on January 31, 2003, and the Company dissolved the operations of HF Card during the third quarter of fiscal 2003.  See Note 2 of “Notes to Consolidated Financial Statements” for further discussion on discontinued operations.

Financial Condition Data

At June 30, 2003, the Company had total assets of $800.5 million, an increase of $77.6 million from the level at June 30, 2002.  The increase in assets was due primarily to increases in loans and leases receivable of $35.6 million, cash and cash equivalents of $16.7 million, loans held for sale of $9.4 million, investment securities available for sale of $5.7 million, cash value of life insurance of $5.4 million and other assets of $4.1 million.  The increase in liabilities of $76.7 million was due to increases in deposits of $58.8 million, the liability for company obligated mandatorily redeemable preferred securities of $10.0 million and advances from the FHLB and other borrowings of $5.5 million from the levels at June 30, 2002.  In addition, stockholders’ equity increased to $49.4 million at June 30, 2003 from $48.5 million at June 30, 2002 primarily due to net income of $5.0 million offset by the cost of treasury stock acquired of $2.4 million and cash dividends paid of $1.5 million.

The increase in loans and leases receivable of $35.6 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  Commercial business, commercial real estate and agricultural loan balances increased $41.1 million over the levels at June 30, 2002.  Residential mortgage production increased 45.5% in dollar volume for the year ended June 30, 2003 as compared to the prior year.

The increase in cash and cash equivalents of $16.7 million was primarily due to increased liquidity.  See “Liquidity and Capital Resources.”

The $9.4 million increase in loans held for sale was primarily due to an increase in the pipeline of one- to four-family loans originated for sale into the secondary market as compared to the prior year.  This increase was also due in part to the increase in residential mortgage production of 45.5% for the year ended June 30, 2003 as compared to the prior year.

The increase in investment securities available for sale of $5.7 million was primarily the result of purchases of $61.6 million exceeding sales, maturities, calls and repayments of $54.4 million.  The purchases consisted of $40.2 million in variable-rate mortgage-backed securities.  Variable-rate mortgage-backed securities comprise 60.5% of the Company’s securities available for sale portfolio.  Included in securities purchases was $4.0 million of trust preferred securities for a total of $9.0 million investment in trust preferred securities at June 30, 2003.  This investment is limited by OTS regulation to 15.00% of equity of the Bank.  Management is utilizing the purchase of trust preferred securities to mitigate the Company’s interest rate risk from the total issuance of $20.0 million in company obligated mandatorily redeemable preferred securities through June 30, 2003.

The increase in cash value of life insurance of $5.4 million was primarily due to the Bank’s purchase of additional bank owned life insurance (“BOLI”) for purposes of insuring against the unforeseen death of select employees and to increase noninterest income due to increase in cash surrender value.

The increase in other assets of $4.1 million was primarily due to $3.5 million of retained interest as the result of securitization of consumer  automobile loans during the third quarter of fiscal 2003.  See Note 3 of  “Notes to Consolidated Financial Statements” for further discussion.

The $58.8 million increase in deposits was primarily due to increases in out-of-market certificates of deposit of $31.2 million, money market accounts of $20.3 million, demand accounts of $17.7 million and savings accounts of $4.1 million offset by a decrease in in-market certificates of deposits of  $14.5 million as compared to the prior year.

The liability for company obligated mandatorily redeemable preferred securities increased $10.0 million due to the Company issuing additional trust preferred securities through Trust II and Trust III.

Advances from the FHLB and other borrowings increased $5.5 million for the year ended June 30, 2003 primarily due to the Company obtaining two note agreements, totaling $4.5 million, from First Tennessee Bank, NA during June 2003.  See Note 10 of  “Notes to Consolidated Financial Statements” for further discussion and Exhibits 10.19 to 10.21.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the years ended June 30, 2003, 2002 and 2001 include fees which are considered adjustments to yield.  Balances related to discontinued credit card loan operations have been reclassified to non-interest earning assets for all periods presented.

	Years Ended June 30,
	2003			2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$594,873	$39,538	6.65%	$546,055	$42,290	7.74%	$560,208	$50,016	8.93%
Investment securities (2)	103,902	3,801	3.66%	120,982	5,504	4.55%	128,918	7,795	6.05%
FHLB stock	6,854	221	3.22%	6,332	223	3.52%	6,279	351	5.59%
Total interest-earning assets	705,629	$43,560	6.17%	673,369	$48,017	7.13%	695,405	$58,162	8.36%
Noninterest-earning assets	55,921			51,132			46,822
Total assets	$761,550			$724,501			$742,227

Interest-bearing liabilities:
Deposits:
Checking and money market	$195,394	$2,647	1.35%	$189,705	$3,875	2.04%	$158,639	$7,369	4.65%
Savings	39,998	298	0.75%	39,169	564	1.44%	40,212	1,469	3.65%
Certificates of deposit	278,397	9,566	3.44%	279,323	13,994	5.01%	316,994	19,582	6.18%
Total interest-bearing deposits	513,789	12,511	2.44%	508,197	18,433	3.63%	515,845	28,420	5.51%
FHLB advances and other borrowings	100,200	4,565	4.56%	87,512	4,766	5.45%	112,421	6,631	5.90%
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that soley hold subordinated debentures	17,844	921	5.16%	6,744	374	5.55%	—	—	—
Total interest-bearing liabilities	631,833	$17,997	2.85%	602,453	$23,573	3.91%	628,266	$35,051	5.58%
Noninterest-bearing deposits	60,201			48,757			41,365
Other liabilities	19,869			21,323			22,319
Total liabilities	711,903			672,533			691,950
Equity	49,647			51,968			50,277
Total liabilities and equity	$761,550			$724,501			$742,227

Net interest income; interest rate spread		$25,563	3.32%		$24,444	3.22%		$23,111	2.78%

Net interest margin (3)			3.62%			3.63%			3.32%

(1) Includes interest on accruing loans and leases past due 90 days or more.

(2) Yields do not reflect the tax exempt nature of municipal securities.

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

	Years Ended June 30,			Years Ended June 30,
	2003 vs. 2002			2002 vs. 2001
	(Dollars in Thousands)
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans and leases receivable (1)	$3,781	$(6,533)	$(2,752)	$(1,264)	$(6,462)	$(7,726)
Investment securities	(777)	(926)	(1,703)	(499)	(1,792)	(2,291)
FHLB stock	18	(20)	(2)	3	(131)	(128)

Total interest-earning assets	$3,022	$(7,479)	$(4,457)	$(1,760)	$(8,385)	$(10,145)

Interest-bearing liabilities:
Deposits:
Checking and money market	$116	$(1,344)	$(1,228)	$1,451	$(4,945)	$(3,494)
Savings	12	(278)	(266)	(38)	(867)	(905)
Certificates of deposit	(46)	(4,382)	(4,428)	(2,327)	(3,261)	(5,588)
Total deposits	82	(6,004)	(5,922)	(914)	(9,073)	(9,987)
FHLB advances and other borrowings	691	(892)	(201)	(1,469)	(396)	(1,865)
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	616	(69)	547	374	—	374

Total interest-bearing liabilities	$1,389	$(6,965)	$(5,576)	$(2,009)	$(9,469)	$(11,478)

Net interest income increase			$1,119			$1,333

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

Allowance for Loan and Lease Losses – GAAP requires the Company to set aside reserves or maintain an allowance against probable loan and lease losses in the loan and lease portfolio.  Management must develop a consistent and systematic approach to estimate the appropriate balances that will cover the probable losses.  Due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

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

Retained Interest from Securitization – The Company recorded an asset as a result of the automobile securitization.  See Note 3 of “Notes to Consolidated Financial Statements.”  This asset is recorded based on present value concepts of future expected cash flows.  The assumptions used to calculate the initial retained interest value and subsequent assumptions are based the best information available.  The value of the retained interest may change significantly if actual cash flows differ from expected cash flows.

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

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $6.2 million at June 30, 2003 from $11.5 million at June 30, 2002, a decrease of $5.4 million, or 46.5%.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.77% at June 30, 2003 as compared to 1.59% at June 30, 2002.  The decrease in the ratio of nonperforming assets to total assets at June 30, 2003 compared to the prior year was due to the decrease in nonperforming assets of $5.4 million and an increase in total assets of $77.6 million.

Nonaccruing loans and leases decreased 57.4%, or $5.9 million to $4.4 million at June 30, 2003 compared to $10.2 million at June 30, 2002.  Included in nonaccruing loans and leases at June 30, 2003 were four loans totaling $103,000 secured by one- to four-family real estate, four loans in the amount of $310,000 secured by commercial real estate, three mobile home loans totaling $34,000, 13 commercial business loans totaling $472,000, eight agricultural loans totaling $2.5 million, six equipment finance leases totaling $30,000 and 43 consumer loans totaling $875,000.  One loan, secured by commercial real estate, in the amount of $2.4 million included in nonaccrual loan balances at June 30, 2002 was paid in full during the first quarter of fiscal 2003.  During the first quarter of fiscal 2003, the Bank modified a $2.4 million agricultural participation loan as a troubled debt restructuring with specific reserve allowance and placed the loan on nonaccrual.  The Bank took an additional fourth quarter fiscal 2003 charge to provision in the amount of $893,000 and charged off $1.4 million upon significant deterioration of the borrower’s credit from levels previously estimated.  This participation loan was included in nonaccruing loans and leases at June 30, 2002.  Despite the participation loan charge-off, overall asset quality has improved from the prior year.  See Note 6 of “Notes to Consolidated Financial Statements” for information concerning interest income recognized on impaired loans.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have decreased $5.3 million, or 47.7%, from the levels at June 30, 2002.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired.  Loans and leases that are not performing do not necessarily result in a loss.

As of June 30, 2003, the Company had $335,000 of foreclosed assets.  The balance of foreclosed assets at June 30, 2003 consisted of $77,000 in consumer collateral and $258,000 in single-family residences.  The Company did not have any foreclosed assets secured by mobile homes at June 30, 2003.

At June 30, 2003, the Company had criticized $4.3 million of its assets as special mention and classified $12.9 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At June 30, 2003, the Company had $50.0 million in multi-family, commercial real estate and agricultural participation loans purchased, of which $3.3 million or 6.5%, were included in the Company’s $12.9 million of classified assets.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

The Company implemented a formal risk-rating system for classifying leases in the first half of fiscal 2003.

Although the Company’s management believes that the June 30, 2003 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2003 will be adequate in the future.

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

	At June 30,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$103	$886	$723	$551	$209
Commercial real estate	310	3,678	385	165	46
Multi-family	—	290	—	—	—
Commercial business	472	1,872	3,223	971	111
Equipment finance leases	30	—	—	—	—
Consumer(1)	875	690	518	317	359
Agricultural	2,541	2,801	373	31	307
Mobile homes	34	25	88	43	13
Total	4,365	10,242	5,310	2,078	1,045

Accruing loans and leases delinquent more than 90 days
One- to four-family	330	—	—	—	—
Commercial real estate	42	—	—	—	—
Multi-family	—	—	304	—	—
Commercial business	779	512	—	—	—
Equipment finance leases	313	229	—	—	—
Consumer(1)	2	—	—	—	—
Agricultural	—	165	23	—	—
Total	1,466	906	327	—	—

Foreclosed assets:
One- to four-family	258	239	203	214	366
Consumer(1)	77	132	105	67	49
Mobile homes	—	3	2	15	49
Total(2)	335	374	310	296	464

Total nonperforming assets(3)	$6,166	$11,522	$5,947	$2,374	$1,509
Ratio of nonperforming assets to total assets(4)	0.77%	1.59%	0.76%	0.33%	0.23%
Ratio of nonperforming loans and leases to total loans and leases(5)	0.95%	1.96%	0.99%	0.38%	0.21%

(1)             Consists of nonperforming consumer loans exclusive of mobile home loans and credit card loans.

(2)             Total foreclosed assets do not include land or other real estate owned held for sale.

(3)             Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(4)             Percentage is calculated based upon total assets of the Company and its direct and indirect subsidiaries on a consolidated basis.

(5)             Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses from continuing operations during the periods indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	Years Ended June 30,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Balance at beginning of period	$4,461	$5,509	$5,499	$4,518	$4,021

Charge-offs:
One- to four-family	(9)	(38)	(21)	(92)	(56)
Commercial real estate	—	(76)	(361)	—	(11)
Commercial business	(1,234)	(1,484)	(253)	(54)	(124)
Equipment finance leases	(124)	(323)	(131)	—	—
Consumer	(1,164)	(1,323)	(1,106)	(827)	(914)
Agricultural	(1,429)	(108)	—	(11)	(487)
Mobile homes	(41)	(55)	(51)	(56)	(84)
Total charge-offs	(4,001)	(3,407)	(1,923)	(1,040)	(1,676)
Recoveries:
One- to four-family	3	2	—	12	16
Commercial real estate	—	2	—	6	46
Commercial business	5	59	—	—	72
Equipment finance leases	41	45	16	—	—
Consumer	319	296	325	282	227
Agricultural	100	28	—	—	—
Mobile homes	5	22	13	39	48
Total recoveries	473	454	354	339	409

Net (charge-offs)	(3,528)	(2,953)	(1,569)	(701)	(1,267)

Additions charged to operations	3,173	1,905	1,482	1,682	1,300
Allowance related to assets acquired (sold), net	(264)	—	97	—	464
Balance at end of period	3,842	$4,461	$5,509	$5,499	$4,518

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.59)%	(0.54)%	(0.28)%	(0.14)%	(0.28)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.62%	0.78%	0.96%	1.00%	0.91%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	65.89%	40.02%	97.73%	264.63%	432.34%

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

	At June 30,
	2003		2002		2001		2000		1999
	Amount (3)	Percent of Loans in Each Category to Total Loans	Amount (3)	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One-to four-family(1)	$28	17.39%	$81	16.00%	$1,196	26.65%	$1,299	29.88%	$1,233	31.18%
Commercial and multi-family real estate(1)	241	23.34	606	25.45	1,402	20.52	1,442	19.97	1,124	20.99
Commercial business(2)	1,033	22.09	1,460	20.61	1,033	18.74	844	15.36	556	12.30
Consumer	1,538	27.55	1,889	30.66	1,524	27.66	1,536	27.92	1,269	28.08
Agricultural	945	9.39	375	6.87	317	5.75	323	5.87	264	5.85
Mobile homes	57	0.24	50	0.41	37	0.68	55	1.00	72	1.60
Total	$3,842	100.00%	$4,461	100.00%	$5,509	100.00%	$5,499	100.00%	$4,518	100.00%

(1) Includes construction and development loans.

(2) Includes equipment finance leases.

(3) The Company migrated its allocation methodology of reserves by type in 2002 to reflect a more systematic method based in part on the Company’s historical charge-offs by each loan type as compared to primarily a pro rata allocation based on loan balances in prior years.

	FASB 5 Allowance for Loan and Lease Losses	FASB 114 Impaired Loan Valuation Allowance	FASB 5 Allowance for Loan and Lease Losses	FASB 114 Impaired Loan Valuation Allowance
Loan Type	At June 30, 2003		At June 30, 2002
	(Dollars in Thousands)

One- to four-family	$28	$—	$81	$—
Commercial real estate	130	—	490	—
Multi-family real estate	111	—	116	—
Commercial business	652	131	481	683
Equipment finance leases	250	—	296	—
Consumer	1,538	—	1,889	—
Agricultural	230	715	78	297
Mobile homes	57	—	50	—

Total	$2,996	$846	$3,481	$980

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2003			At June 30, 2002
	(Dollars in Thousands)

Commercial real estate	—	$—	$—	$—	$—	$—
Commercial business	8	354	132	5	1,597	683
Agriculture real estate	1	27	—	—	—	—
Other agriculture loans	3	2,293	714	2	2,380	297

Total	12	$2,674	$846	7	$3,977	$980

The allowance for loan and lease losses was $3.8 million at June 30, 2003 as compared to $4.5 million at June 30, 2002.   The ratio of the allowance for loan and lease losses to total loans and leases was 0.62% at June 30, 2003 compared to 0.78% at June 30, 2002, a decrease of 20.5%.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. OTS regulators have reviewed the Company’s methodology for determining allowance requirements on the Company’s loan and lease portfolio and have made no required recommendations for increases in the allowances during the three year period ended June 30, 2003.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs).  Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.  Future additions to the Company’s allowances result from periodic loan, property and collateral reviews and thus cannot be predicted in advance.  See Note 1 of “Notes to Consolidated Financial Statements” for a description of the Company’s policy regarding the provision for losses on loans and leases.

Comparison of the Years Ended June 30, 2003 and June 30, 2002

Continuing Operations

General.  The Company’s income from continuing operations was $4.9 million or $1.50 and $1.47 for basic and diluted earnings per share, respectively, for the year ended June 30, 2003, a $75,000 increase in earnings compared to $4.9 million or $1.39 and $1.36 for basic and diluted earnings per share, respectively, for the prior year.  Basic and diluted earnings per share increased 7.9% and 8.1%, respectively, for the year ended June 30, 2003 as compared to the prior year primarily due to the decrease in shares outstanding as a result of Company stock repurchases.  For the year ended June 30, 2003, the return on average equity from continuing operations was 9.96%, a 6.3% increase compared to 9.37% in the prior year.  For the year ended June 30, 2003, the return on average assets from continuing operations was 0.65%, a 3.0% decrease compared to 0.67% in the prior year.  As discussed in more detail below, the increases were due to a variety of key factors, including increases in net interest income of $1.1 million and noninterest income of $1.7 million and a decreaese in income tax expense of $272,000 offset by increases in provision for losses on loans and leases of $1.3 million, noninterest expense of $1.7 million

Interest and Dividend Income.  Interest and dividend income was $43.6 million for the year ended June 30, 2003 as compared to $48.0 million for the prior year, a decrease of $4.5 million, or 9.3%.  A $7.5 million decrease in interest and dividend income was the result of a 13.5% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 6.17% for the year ended June 30, 2003 as compared to 7.13% for the prior year.  For the year ended June 30, 2003, the average yield on loans and leases receivable was 6.65%, a decrease of 14.1% from 7.74% in the prior year.  The Company continues to manage yields by changing the types of loans that comprise the portfolio to loans that have a higher yield than single-family real estate loans.  Commercial business loans, agricultural business loans and equipment finance leases comprise 31.5% of the total loan and lease portfolio at June 30, 2003 as compared to 25.26% at June 30, 2002.  The percentages of business loans are expected to remain stable at these levels due to restrictions imposed by HOLA at 20.00% of total Bank assets.  As of June 30, 2003, the Bank exceeded the 20.00% limitation by 0.92%.  The Bank has informed the OTS and will submit a plan to reduce the percentage within the 20.00% limit.  Potential solutions include selling loans in this category, increasing the total assets of the Bank or changing bank charters.  The overall decrease in interest and dividend income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2001 to June 30, 2003, the prime rate dropped from 6.75% to 4.00%.  Average volume increases in loans and leases receivable of $48.8 million resulted in a $3.8 million increase in interest and dividend income offset by a decrease of $17.1 million in investment securities, or $777,000 decrease in interest and dividend income as compared to the prior year.

Interest Expense.  Interest expense was $18.0 million for the year ended June 30, 2003 as compared to $23.6million for the prior year, a decrease of $5.6 million or 23.7%.  A $7.0 million decrease was the result of a 27.1% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 2.85% for the year ended June 30, 2003 as compared to 3.91% for the prior year.  For the year ended June 30, 2003, the average rate paid on interest-bearing deposits was 2.44%, a decrease of 32.8% from 3.63% in the prior year.  The average rate paid on FHLB advances and other borrowings decreased 16.3% to 4.56% at June 30, 2003 from 5.45% at June 30, 2002 and contributed to a $892,000 decrease in interest expense.  Average volume increases of $12.7 million and $11.1 million for FHLB advances and other borrowings and preferred securities of subsidiary trusts, respectively, contributed to an increase in interest expense of $691,000 and $616,000, respectively, for the year ended June 30, 2003 as compared to the prior year.

Net Interest Income. The Company’s net interest income from continuing operations for the year ended June 30, 2003 increased $1.1 million, or 4.6%, to $25.6 million compared to $24.4 million for the prior year.  The increase in net interest income was due primarily to an increasing net interest margin during the first quarter of fiscal 2003 as national interest rates were declining.  The net interest margin then began to decrease over the last three quarters of fiscal 2003 as interest rates continued to remain low over the prior year.  As a result, the Company’s net interest margin remained constant at 3.62% for the year ended June 30, 2003 as compared to 3.63% for the prior year.

Provision for Losses on Loans and Leases. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of the loans and leases and prior loan and lease loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

Provision for losses on loans and leases increased $1.3 million, or 66.6%, to $3.2 million for the year ended June 30, 2003 as compared to $1.9 million in the prior year.  The increase was primarily due to a $1.4 million participation loan charge-off in the fourth quarter of fiscal 2003.  The Company modified this loan as a troubled debt restructuring with specific reserve allowance during the first quarter of fiscal 2003 and took an additional fourth quarter fiscal 2003 charge to provision in the amount of $893,000 upon significant deterioration of the borrower’s credit from levels previously estimated.  See “Asset Quality” for further discussion.

The allowance for loan and lease losses at June 30, 2003 was $3.8 million.  The allowance decreased from the June 30, 2002 balance of $4.5 million primarily as a result of charge-offs exceeding recoveries by $3.5 million offset by the provision for losses on loans and leases of $3.2 million.  The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2003 was 65.89% compared to 40.02% at June 30, 2002.  The allowance for loan and lease losses to total loans and leases at June 30, 2003 was 0.62% compared to 0.78% at June 30, 2002.  The Bank’s management believes that the June 30, 2003 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.

Noninterest Income.  Noninterest income was $12.8 million for the year ended June 30, 2003 as compared to $11.1 million for the year ended June 30, 2002, an increase of $1.7 million, or 14.9%.  The increase in noninterest income was due primarily to increases in loan fees and service charges of $1.0 million, fees on deposits of $363,000, net gain on sale of securities of $217,000 and other noninterest income of $383,000 offset by decreases in commission and insurance income of $256,000 and loan servicing income of $248,000.

Loan fees and service charges increased 80.9% to $2.3 million for the year ended June 30, 2003 compared to $1.3 million in the prior year.  This increase was primarily due to an increase in residential mortgage loan production of 45.5% in dollar volume as compared to the prior year.  In a periodic review of fees received and costs to originate loans, management reduced the loan origination deferral amount during the first quarter of fiscal 2003 due to an increase in the cost estimated to originate loans, thus increasing immediate loan origination fee income.  This change in estimate, which is accounted for prospectively, resulted in an increase of approximately $822,000 over the same period in the prior year.

Fees on deposits increased 9.2% to $4.3 million for the year ended June 30, 2003 compared to $3.9 million in the prior year primarily due to a $17.7 million and $4.1 million increase in demand deposit and savings account balances, respectively, at June 30, 2003 compared to balances at June 30, 2002 and an increase in monthly fees charged on savings accounts.

Net gain on sale of securities increased $217,000 for the year ended June 30, 2003 as compared to the prior year.    Long-term fixed-rate mortgage-backed securities were sold to reduce the potential market value loss of rising interest rates.

Other noninterest income increased 53.6% to $1.1 million for the year ended June 30, 2003 compared to $715,000 in the prior year primarily due to income in the amount of $237,000 recorded on the retained interest obtained through the securitization of automobile loans during the last half of fiscal 2003.  See Note 3 of  “Notes to Consolidated Financial Statements.”  In addition, the Bank recorded an increase of $494,000 in other noninterest income for bank owned life insurance (“BOLI”) as compared to the prior year.  These increases were offset by a $163,000 decrease in appraisal income due to the cessation of operations of Mid America Appraisal during the third quarter of fiscal 2002.

Commission and insurance income was $1.0 million for the year ended June 30, 2003 compared to $1.3 million in the prior year, a decrease of 19.9%.  Hometown’s personal and commercial insurance lines are down compared to the prior year primarily due to less emphasis on the property and casualty line of business.  The Company sold the property and casualty book of business in August 2003.  See Note 23 of “Notes to Consolidated Financial Statements” for discussion on subsequent event.

Loan servicing income was $1.6 million for the year ended June 30, 2003 compared to $1.9 million in the prior year, a decrease of 13.3%.  The decrease was primarily due to the package sale of $23.1 million of one- to four- family, 15- and 30-year fixed-rate loans during the first quarter of fiscal 2002.

Noninterest Expense.  Noninterest expense was $27.7 million for the year ended June 30, 2003 as compared to $26.0 for the prior year, an increase of $1.7 million, or 6.6%.  The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $1.1 million, other expenses of $431,000 and occupancy and equipment of $188,000.

Compensation and employee benefits increased 6.8% to $17.5 million for the year ended June 30, 2003 as compared to $16.4 million for the prior year in part due to increased employee base compensation and variable compensation

(performance incentives) of $592,000 and health insurance claim accruals of $747,000 offset by a reduction of $257,000 in compensation for deferred loan origination costs.  The Company has had a self-insured health plan for nine years.  Although health claims were significantly higher for the year ended June 30, 2003 as compared to the prior year, the Company does not believe the claim level will continue at the current rate.  Management believes the current structure is a reasonable alternative to traditional health care plans over the long run.  Five new in-store locations opened since September 30, 2001 attributed to an increase in employee compensation, related benefits and payroll taxes of approximately $451,000 for the year ended June 30, 2003 as compared to the prior year.

Other expenses increased 8.8% to $5.3 million for the year ended June 30, 2003 as compared to $4.9 million for the prior year in part due to increases in computer and data processing expenses of $561,000, charitable contributions expense of $183,000 and consulting expense of $255,000 offset by a reduction in amortization of goodwill of $432,000 and audit expense of $113,000.

Occupancy and equipment increased 5.6% to $3.5 million for the year ended June 30, 2003 as compared to $3.4 million for the prior year.  The increase was primarily due to an increase in rent expense of $99,000 for new branch locations and furniture and fixture expense of $169,000, including a valuation impairment of $200,000 recorded in the third quarter of fiscal 2003 as a result of a significant change in market value of property that the Company no longer uses in its banking operations.  The Company reclassed the property as held for sale during the fourth quarter of fiscal 2003.  See Note 1 of  “Notes to Consolidated Financial Statements” for long –lived asset impairment.

Income tax expense.  The Company’s income tax expense decreased $272,000, or 9.5%, for the year ended June 30, 2003 to $2.6 million compared to $2.9 million for the prior year.  The decrease was primarily due to the decrease in the Company’s effective tax rate due to changes in permanent tax differences.  The effective rate was 34.32% and 36.96% for the years ended June 30, 2003 and June 30, 2002, respectively.

Discontinued Operations

Income (loss) from discontinued operations.  Income from discontinued operations increased $1.7 million, or 101.7%, for the year ended June 30, 2003 compared to the prior year primarily due to the sale of the credit card portfolio on January 31, 2003.  A contingent legal liability arising from the normal course of business of $100,000 was recorded during the fourth quarter of fiscal 2002 and reversed during the third quarter of fiscal 2003.   See Note 2 of “Notes to Consolidated Financial Statements” for further discussion on discontinued operations.

Comparison of the Years Ended June 30, 2002 and June 30, 2001

Continuing Operations

General.  The Company’s income from continuing operations was $4.9 million or $1.39 and $1.36 for basic and diluted earnings per share, respectively for the year ended June 30, 2002, a $276,000 increase in earnings compared to $4.6 million or $1.25 and $1.23 for basic and diluted earnings per share, respectively, for the prior year.  Basic and diluted earnings per share increased 11.2% and 10.6%, respectively, for the year ended June 30, 2002 as compared to the prior year primarily due to the decrease in shares outstanding as a result of Company stock purchases.  For the year ended June 30, 2002, the return on average equity from continuing operations was 9.37%, a 2.5% increase compared to 9.14% in the prior year.  For the year ended June 30, 2002, the return on average assets from continuing operations was 0.67%, an 8.1% increase compared to 0.62% in the prior year.  As discussed in more detail below, the increase was due to a variety of key factors, including an increase in net interest income of $1.3 million and an increase in noninterest income of $1.7 million offset by a decrease in operating expenses of $2.4 million.

Interest and Dividend Income.  Interest and dividend income was $48.0 million for the year ended June 30, 2002 as compared to  $58.2 million for the prior year, a decrease of $10.1 million, or 17.5%.  The decrease in interest income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2001 to June 30, 2002 the prime rate dropped from 6.75% to 4.75%.  The total change of $10.1 million consisted of $8.3 million due to rate changes and $1.8 million due to volume changes.  Average loan balances decreased $14.2 million due to amortizations, prepayments and proceeds from sales of loans and leases exceeding originations and purchases.  The Company continues to manage yields by changing the types of loans that comprise the portfolio to loans that have a higher yield than single-family real estate loans.  Commercial business loans, agricultural business loans and equipment finance leases comprise 25.26% of the total loan and lease portfolio at June 30, 2002 as compared to 22.28% at June 30, 2001.  In addition, one-to four-family loans comprise 13.78% of the total loan portfolio at June 30, 2002 as compared to 21.71% at June 30, 2001.  The yield on average earning assets decreased to 7.13% as compared to 8.36% one year ago.

Interest Expense.  Interest expense decreased $11.5 million, or 3.3%,  from $35.1 million for the year ended June 30, 2001 to $23.6 million for the year ended June 30, 2002.  The $25.8 million decrease of average interest-bearing liabilities resulted in a $2.0 million decrease in interest expense.  The average balance of deposits decreased $7.6 million at June 30, 2002 as compared to the prior fiscal year.  The average rate paid on deposits decreased to 3.63% as compared to 5.51% one year ago.  The average balance of FHLB advances and other borrowings decreased $24.9 million during fiscal year 2002.  The average rate paid on FHLB advances and other borrowings decreased to 5.45% at June 30, 2002 from 5.90% at June 30, 2001.  See “Financial Condition Data” for further discussion.

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

Provision for Losses on Loans and Leases. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of the loans and leases and prior loan and lease loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

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

Noninterest Income.  Noninterest income was $11.1 million for the year ended June 30, 2002 as compared to $9.4 million for the year ended June 30, 2001, an increase of $1.7 million, or 1.8%.

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

Noninterest Expense.  Noninterest expense increased $2.4 million, or 10.3%, from $23.5 million for the year ended June 30, 2001 to $26.0 million for the year ended June 30, 2002.  This increase was primarily due to an increase in compensation and employee benefits of $2.0 million, an increase in other general and administrative expenses of $311,000 and an increase in advertising expense of $293,000 offset by a decrease in federal insurance premiums of $165,000.

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

Liquidity and Capital Resources

The Bank’s primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, repayments of loan principal, mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and maturities of securities, mortgage-backed securities, out-of-market deposits and short-term investments.  While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.  Excess balances are invested in overnight funds.

Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  At June 30, 2003, the Bank had $24.0 million invested in federal funds sold. During the year ended June 30, 2003, the Bank increased its borrowings with the FHLB by $1.1 million.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At June 30, 2003, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $91.6 million and to sell mortgage loans of $43.3 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2003, the Bank had outstanding commitments to purchase investment securities available for sale of $260,000 and no commitments to sell investment securities available for sale.

The growth in indirect lending is providing securitization opportunities in the capital markets.  On January 31, 2003, the Bank sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  The proceeds will be used in part to continue to service the demand of the Bank’s dealer network.  The securitization is a source of funds at a rate lower than other sources of funds, reduces capital requirements and reduces the credit risk to the Bank from the loans sold.  See Note 3 of  “Notes to Consolidated Financial Statements” for details on the consumer automobile securitzation.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  During fiscal 2002, the Bank increased the amount of pledgeable loans at the FHLB in order to increase its contingent liquidity sources.  The Bank currently has two $10.0 million unsecured lines of federal funds with correspondent banks. There were no funds drawn on either line of credit at June 30, 2003.  Also, the Bank has implemented arrangements to acquire out-of-market certificate of deposits and money market accounts as an additional source of funding.  As of June 30, 2003, the Bank had $35.6 million in out-of-market certificates of deposit and $14.1 million in out-of-market money market accounts. The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company executed a line of credit with First Tennessee Bank, NA for liquidity needs in the Company.  The notes are short-term in duration and are subject to annual review.  In case of default on the notes, the Company’s ability to pay cash dividends may be restricted.  See Note 10 of  “Notes to Consolidated Financial Statements” and “Financial Condition Data” and Exhibits 10.19 to 10.21 for further details.

The Company issued trust preferred securities during fiscal 2003 in order to provide funding for investment into the Bank of Tier I (core) capital.  See Note 11 of  “Notes to Consolidated Financial Statements”.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors’ approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

The Company currently has in effect a stock buy back program in which up to 10.00% of the common stock of the Company outstanding on May 1, 2003 may be acquired through April 30, 2004.  A total of 149,916 shares of common stock have been purchased pursuant to this current program and the previous program in effect during fiscal 2003, with 48,600 shares purchased in the fourth quarter of fiscal 2003 pursuant to the current program.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at June 30, 2003, the Bank met all current capital requirements.

The OTS has adopted capital requirements for savings institutions comparable to the requirement for national banks.  The minimum OTS core capital requirement for well capitalized institutions is 3.00% of total adjusted assets for thrifts.  The Bank had tier 1 (core) capital of 8.25% at June 30, 2003.  The minimum OTS risk-based capital requirement for well capitalized institutions is 8.00% of risk-weighted assets.  The Bank had risk-based capital of 10.20% at June 30, 2003.

Off-Balance Sheet Financing Arrangements

During fiscal 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Home Federal Automobile Securitization Trust 2003-A.  As a result of this securitization transaction, the Bank had sold automobile loans in the amount of $35.5 million at June 30, 2003.  As part of the sales transaction, the Bank retains servicing responsibilities and a retained interest in the receivables which is subordinated to third party investors’ interests.  The receivables were sold without legal recourse to third party conduits.  The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing.  It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank  access to the national capital markets.  See Notes 1 and 3 of “Notes to Consolidated Financial Statements” and “Comparison of the Years Ended June 30, 2003 and June 30, 2002” for further detail.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in this Form 10-K have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Bank’s operations.  Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a greater impact on the Bank’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Effect of New Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, an amendment of SFAS Statement No. 123, Accounting for Stock-Based Compensation.  This Statement amends SFAS Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Disclosure modifications are required for the Company’s fiscal year ended June 30, 2003, and are included in Company’s notes to its consolidated financial statements.  The adoption of this Statement did not have material effect on the Company’s financial position, liquidity or results of operations.

In March 2003, the FASB started a project to address issues related to stock-based compensation (“SBC”). The objective of the project is to cooperate with the International Accounting Standards Board to achieve convergence to one single, high-quality global accounting standard on SBC.   The FASB has discussed several issues relating to SBC arrangements, but continues to deliberate on other SBC issues.

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25., Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost has been recognized for grants under the Company’s fixed stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company continues to monitor the progress of the FASB regarding its SBC project and will continue applying the guidance of APB Opinion No. 25.  The Company will reevaluate its accounting policy on SBC upon the FASB’s issuance of an exposure draft and final accounting standard regarding SBC as a result of its current SBC project.

Effective January 1, 2003, the initial recognition and measurement provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” applied to the Company.  This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Interpretation also identifies several situations where the recognition of a liability at inception for a guarantor’s obligation is not required.  The Interpretation expands on the accounting guidance of SFAS Statement No. 5 “Accounting for Contingencies,” SFAS Statement No. 57 “Related Party Disclosures” and SFAS Statement No. 107 “Disclosures about Indirect Guarantees of Indebtedness of Others” which it supersedes.  The adoption of this Interpretation did not have material effect on the Company’s financial position, liquidity or results of operations.  See Note 21 of “Notes to Consolidated Financial Statements.”

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest.  The consolidated requirements of Interpretation No. 46 apply immediately to period interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period regardless of when the variable interest entity was established.  Management does not believe that this Interpretation will have a material effect on the Company’s financial position, liquidity or results of operations, however, management continues to review guidance from the FASB and Federal Reserve.

In April 2003, FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this Statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and (iv) amends certain other existing pronouncements.  The changes will result in more consistent reporting on contracts and hedging relationships entered into or modified after June 30, 2003.   Management does not believe the above pronouncements will have a material effect on the Company’s financial position, liquidity or results of operations.

In May 2003, FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  Management does not believe the above pronouncements will have a material effect on the Company’s financial position, liquidity or results of operations, however, management continues to review guidance from the FASB and Federal Reserve.

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

One approach used to quantify interest rate risk is the net portfolio value (“NPV”) analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following table sets forth, at June 30, 2003 and June 30, 2002, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or -100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and -300 NPV were not estimated by the OTS.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2003” and “Selected Asset and Liability Price Tables as of June 30, 2002”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2003

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV
		Amount	Percent
	(Dollars in Thousands)
Basis Points

+300	$80,157	$2,306	3%
+200	80,555	2,703	3
+100	79,200	1,348	2
—	77,852	—	—
-100	76,488	(1,364)	(2)

June 30, 2002

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV
		Amount	Percent
	(Dollars in Thousands)
Basis Points

+300	$88,292	$9	0%
+200	89,899	1,615	2
+100	90,194	1,910	2
—	88,284	—	—
-100	83,720	(4,564)	(5)

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

The Company’s net income is largely dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

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

Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the repricing of its interest-earning assets. The Company’s recent purchases of mortgage-backed securities and securities available for sale have had either short or medium terms to maturity or adjustable interest rates. At June 30, 2003, the Company had investment securities available for sale of $18.0 million with contractual maturities of five years or less.  Variable-rate mortgage-backed securities totaled $53.6 million at June 30, 2003. Mortgage-backed securities amortize and experience prepayments of principal.  The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $63.6 million annually over the past three fiscal years. The Company also controls interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2003, the Company had $54.5 million of savings accounts, $178.1 million of money market accounts and $120.7 million of checking accounts, representing 56.9% of total depositor accounts.

One approach used to quantify interest rate risk is the NPV analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Risk Management” for further discussion.

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
Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Company changed its method of accounting for goodwill as of July 1, 2002.

/s/ McGladrey & Pullen, LLP

Sioux Falls, South Dakota August 13, 2003

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

HF Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition
June 30, 2003 and 2002
(Dollars in Thousands)

	2003	2002

Assets
Cash and cash equivalents	$44,214	$27,546
Securities available for sale (Note 5)	88,527	82,804
Federal Home Loan Bank stock (Note 10)	7,025	6,332
Loans held for sale (Note 6)	15,984	6,559
Loans and leases receivable (Notes 6 and 10)	595,417	559,814
Accrued interest receivable	4,298	4,410
Office properties and equipment, net of accumulated depreciation (Note 8)	13,138	13,714
Foreclosed real estate and other properties	1,812	1,672
Cash value of life insurance	11,432	6,001
Servicing rights (Note 7)	4,003	3,467
Goodwill, net (Note 4)	5,020	5,020
Intangible asset	175	243
Other assets (Notes 3 and 12)	9,438	5,335
	$800,483	$722,917

Liabilities and Stockholders’ Equity
Liabilities
Deposits (Note 9)	$621,381	$562,596
Advances from Federal Home Loan Bank and other borrowings (Note 10)	89,819	84,308
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures (Note 11)	20,000	10,000
Advances by borrowers for taxes and insurance	7,901	6,436
Accrued expenses and other liabilities (Note 16)	12,024	11,041
Total liabilities	751,125	674,381

Commitments and Contingencies (Notes 8 and 21)

Stockholders’ Equity (Notes 12, 13, 14, 16 and 17)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,930,391 and 4,886,494 shares issued at June 30, 2003 and 2002, respectively	49	49
Common stock subscribed for but not issued 21,395 shares	382	—
Additional paid-in capital	16,527	16,014
Retained earnings, substantially restricted	57,967	54,516
Deferred compensation (Note 18)	(733)	(141)
Accumulated other comprehensive income (loss), net of related deferred tax effect (Note 19)	(735)	(206)
Less cost of treasury stock, 1,708,946 and 1,559,030 shares at June 30, 2003 and 2002, respectively	(24,099)	(21,696)
	49,358	48,536
	$800,483	$722,917

See Notes to Consolidated Financial Statements.

HF Financial Corp. and Subsidiaries

Consolidated Statements of Income
Years Ended June 30, 2003, 2002 and 2001
(Dollars in Thousands, Except Per Share Data)

	2003	2002	2001
Interest and dividend income:
Loans and leases receivable	$39,538	$42,290	$50,016
Investment securities and interest-bearing deposits	4,022	5,727	8,146
	43,560	48,017	58,162
Interest expense:
Deposits	12,511	18,433	28,420
Advances from Federal Home Loan Bank and other borrowings	5,486	5,140	6,631
	17,997	23,573	35,051
Net interest income	25,563	24,444	23,111
Provision for losses on loans and leases	3,173	1,905	1,482
Net interest income after provision for losses on loans and leases	22,390	22,539	21,629
Noninterest income:
Fees on deposits	4,294	3,931	3,631
Loan fees and service charges	2,290	1,266	982
Gain on sale of loans, net	1,664	1,518	842
Loan servicing income	1,610	1,858	1,567
Commission and insurance income	1,032	1,288	1,343
Trust income	471	435	392
Gain on sale of securities, net	352	135	—
Other	1,098	715	666
	12,811	11,146	9,423
Noninterest expense:
Compensation and employee benefits	17,499	16,388	14,416
Occupancy and equipment	3,547	3,359	3,451
Advertising	917	1,042	749
Foreclosed real estate and other properties, net	371	263	182
Other	5,337	4,906	4,730
	27,671	25,958	23,528
Income from continuing operations before income taxes	7,530	7,727	7,524
Income tax expense (Note 12)	2,584	2,856	2,929
Income from continuing operations	4,946	4,871	4,595
Discontinued operations (Note 2):
Income (loss) from operations of discontinued segment, net of income taxes of $131, $(127) and $6	253	(246)	12
(Loss) on discontinued segment, net of income taxes of $(116) and $(741)	(224)	(1,440)	—
Income (loss) from discontinued operations	29	(1,686)	12
Net income	$4,975	$3,185	$4,607

Basic earnings (loss) per share (Note 15):
Income from continuing operations	$1.50	$1.39	$1.25
Income (loss) from discontinued operations	0.01	(0.48)	—
Net income	1.51	0.91	1.25

Diluted earnings (loss) per share (Note 15):
Income from continuing operations	1.47	1.36	1.23
Income (loss) from discontinued operations	0.01	(0.47)	—
Net income	1.48	0.89	1.23

Dividend declared per share	0.46	0.44	0.42

See Notes to Consolidated Financial Statements.

HF Financial Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2003, 2002 and 2001
(Dollars in Thousands, Except Per Share Data)

	Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, June 30, 2000	$48	$—	$15,260	$49,824	$(113)	$(1,951)	$(16,125)	$46,943
Comprehensive income:
Net income	—	—	—	4,607	—	—	—
Net change in unrealized (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	2,289	—
Comprehensive income	—	—	—	—	—	—	—	6,896
Issuance of restricted stock and exercise of stock options	—	—	118	—	—	—	—	118
Cash dividends paid on common stock	—	—	—	(1,545)	—	—	—	(1,545)
Amortization of deferred compensation	—	—	—	—	113	—	—	113
Balance, June 30, 2001	48	—	15,378	52,886	—	338	(16,125)	52,525
Comprehensive income:
Net income	—	—	—	3,185	—	—	—
Net change in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	—	160	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	(704)
Comprehensive income	—	—	—	—	—	—	—	2,641
Issuance of restricted stock and exercise of stock options	1	—	636	—	(169)	—	—	468
Cash dividends paid on common stock	—	—	—	(1,555)	—	—	—	(1,555)
Purchase of treasury stock	—	—	—	—	—	—	(5,571)	(5,571)
Amortization of deferred compensation	—	—	—	—	28	—	—	28
Balance, June 30, 2002	49	—	16,014	54,516	(141)	(206)	(21,696)	48,536
Comprehensive income:
Net income	—	—	—	4,975	—	—	—
Net change in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	(554)	—
Net change in retained interest, net of deferred taxes	—	—	—	—	—	5	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	20	—
Comprehensive income	—	—	—	—	—	—	—	4,446
Issuance of restricted stock and exercise of stock options (Note 18)	—	—	513	—	(669)	—	—	(156)
Common stock subscribed for but not issued	—	382	—	—	—	—	—	382
Cash dividends paid on common stock	—	—	—	(1,524)	—	—	—	(1,524)
Purchase of treasury stock	—	—	—	—	—	—	(2,403)	(2,403)
Amortization of deferred compensation	—	—	—	—	77	—	—	77
Balance, June 30, 2003	$49	$382	$16,527	$57,967	$(733)	$(735)	$(24,099)	$49,358

See Notes to Consolidated Financial Statements.

HF Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended June 30, 2003, 2002 and 2001
(Dollars in Thousands)

	2003	2002	2001
Cash Flows From Operating Activities
Net income	$4,975	$3,185	$4,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	3,173	2,543	2,432
Depreciation	1,659	1,683	1,888
Amortization of discounts and premiums on securities and other	1,549	994	775
Stock based compensation	166	117	100
Deferred income taxes (credits)	2,629	(267)	645
Loans originated for resale	(219,671)	(158,329)	(76,395)
Proceeds from the sale of loans	211,461	161,234	78,050
(Gain) on sale of loans, net	(1,664)	(1,518)	(842)
Realized (gain) on sale of securities, net	(352)	(135)	—
Losses and provision for losses on sales of foreclosed real estate and other properties, net	150	129	27
Loss on disposal of office properties and equipment, net	243	8	15
Change in other assets and liabilities (Note 22)	(5,284)	(4,729)	800
Net cash provided by (used in) operating activities	(966)	4,915	12,102

Cash Flows From Investing Activities
Loans and leases purchased	(1,466)	(33,340)	(4,067)
Loans and leases originated and held	(203,562)	(249,705)	(206,337)
Principal collected on loans and leases	164,911	282,495	196,023
Securities available for sale:
Sales, maturities and repayments	54,398	89,410	47,065
Purchases	(61,641)	(84,574)	(23,365)
Purchase of Federal Home Loan Bank stock	(693)	—	(202)
Purchase cash value of life insurance	(5,000)	(5,000)	—
Business acquisitions, net of cash acquired	—	—	(789)
Proceeds from sale of office properties and equipment	14	13	18
Purchase of office properties and equipment	(1,531)	(1,662)	(1,754)
Purchase of servicing rights	(569)	(600)	(702)
Proceeds from sale of foreclosed real estate and other properties	1,102	1,358	871
Net cash provided by (used in) investing activities	(54,037)	(1,605)	6,761

See Notes to Consolidated Financial Statements.

	2003	2002	2001
Cash Flows From Financing Activities
Net increase (decrease) in deposit accounts	$58,785	$(38,611)	$51,591
Proceeds of advances from Federal Home Loan Bank and other borrowings	565,250	89,900	221,174
Payments on advances from Federal Home Loan Bank and other borrowings	(559,739)	(113,968)	(232,399)
Payment of debt issue costs	(300)	(350)	—
Proceeds from issuance of preferred securities	10,000	10,000	—
Increase (decrease) in advances by borrowers	1,465	(901)	794
Purchase of treasury stock	(2,403)	(5,571)	—
Proceeds from issuance of common stock	137	379	18
Cash dividends paid	(1,524)	(1,555)	(1,545)
Net cash provided by (used in) financing activities	71,671	(60,677)	39,633
Increase (decrease) in cash and cash equivalents	16,668	(57,367)	58,496

Cash and Cash Equivalents
Beginning	27,546	84,913	26,417
Ending	$44,214	$27,546	$84,913

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$18,650	$27,890	$34,286
Cash payments for income and franchise taxes, net	2,487	2,715	2,293

Supplemental Schedule of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$1,201	$379	$1,097
Loans receivable reclassified as held for sale	—	1,115	—
Office property reclassified as held for sale	191	—	—

Acquisitions, net of cash and cash equivalents acquired, allocated to:
Assets
Loans and leases receivable	$—	$—	$10,082
Office properties and equipment	—	—	206
Other assets	—	—	226
Goodwill	—	—	1,053
Liabilities assumed
Deposits	—	—	(4,119)
Notes payable and other liabilities	—	—	(6,659)
Net cash paid on acquisitions	$—	$—	$789

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

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of the Company, the Company’s wholly-owned subsidiaries, HomeFirst Mortgage Corp. (the Mortgage Corp.), HF Card Services, LLC (HF Card), HF Financial Group, Inc. (HF Group), HF Financial Capital Trust I (Trust I), HF Financial Capital Trust II (Trust II), HF Financial Capital Trust III (Trust III), and Home Federal Bank (the Bank) and the Bank’s wholly-owned subsidiaries, Hometown Insurors, Inc. (Hometown), Mid America Capital Services, Inc. (Mid America Leasing), Home Federal Securitization Corp. (HFSC), Mid-America Service Corporation and PMD, Inc. HF Card was dissolved during fiscal year 2003 (Note 2) and HF Group, Trust II, Trust III, and HFSC were formed during fiscal year 2003.  All intercompany balances and transactions have been eliminated in consolidation.

Basis of financial statement presentation:  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the year.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses, the retained interest asset and servicing rights.

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

Retained interest asset:  When the Bank sells receivables in securitizations of automobile loans, it retains an interest-only strip and a cash reserve account, which is combined and included in other assets.  The retained interest asset is initially recognized based upon an allocation of the carrying value of the assets which are securitized in proportion to the relative fair values of the assets sold and interests retained.  After the securitization, these interests are treated as available for sale and are adjusted to fair value with the adjustment reflected as an unrealized gain or loss in the accumulated other comprehensive income category in stockholders’ equity, unless a decline in fair value is determined to be other than temporary, in which case the loss is charged to expense.

The retained interest asset is initially recorded as an asset at fair value.  Fair value is based upon estimating future cash flows paid to the Bank from the Home Federal Automobile Securitization Trust 2003-A (“Automobile Securitization Trust”) sometimes called the “cash-out” method.  The cash flows are modeled to reflect certain assumptions for prepayment speeds, discount rates and chargeoff rates as well as cash reserve balances reflecting the required credit enhancements.

The value of the retained interest asset will fluctuate over the life of the securitization to reflect income recorded on the amortized balance of the retained interest, cash received from the trust and changes in assumptions.  The amortized balance is comprised of the initial allocated retained interest plus the interest accrued on the outstanding amortized balance less excess cash payments received from the Automobile Securitization Trust and less any recognized impairment on the securitization asset.  The income recorded on the retained interest asset is classified as noninterest income and not interest income, which is consistent with the Office of Thrift Supervision (“OTS”) guidelines.

Impairment usually occurs whenever the current fair value of the retained interest is lower than its current amortized cost.  If this occurs, a test must take place to see if an impairment charge for the deficiency is required to be taken through current earnings.  If there has been an adverse change in estimated cash flows considering both the timing and amount of flows, the retained interest must be written down to fair value, which becomes the new amortized cost basis for future amortization.  No impairment losses were recorded during fiscal year 2003.

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

Loan servicing:  The cost allocated to servicing rights purchased or retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.  Servicing rights are periodically evaluated for impairment based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on current market rates of interest.  For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans.  The Bank stratifies its capitalized servicing rights based on loan type.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each loan type exceed their fair value.

Goodwill:  Goodwill is the difference between the purchase price and the amounts assigned to the net assets acquired and accounted for under the purchase method of accounting.  Prior to July 2002, goodwill was amortized over 10 years.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead by reviewed at least annually for impairment.  The provisions of FASB Statement No. 142 were implemented by the Company in the first quarter of fiscal 2003.

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution.  The provisions of FASB Statement No. 147 reflect the conclusion that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142.  Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72 does not apply after September 30, 2002 for those acquisitions that meet the definition of a business combination.  The Company adopted FASB Statement No. 147, effective October 1, 2002, and, accordingly, reclassified FASB Statement No. 72 unidentifiable intangible assets of $416 to goodwill and no longer amortizes these assets after October 1, 2002.

At June 30, 2003, the Company had $5,020 of goodwill that is not being amortized.  The Company has performed its impairment testing to determine if goodwill is impaired.  As of June 30, 2003, management believes there is no impairment with respect to intangible assets.  The impact of FASB Statement No. 142 on the Company’s net income is shown in the following table for the periods presented:

	2003	2002	2001
Reported net income	$4,975	$3,185	$4,607
Addback: goodwill amortization, net of taxes	—	433	417
Adjusted net income	$4,975	$3,618	$5,024

Basic earnings per share:
Reported net income	$1.51	$0.91	$1.25
Goodwill amortization, net of taxes	—	0.12	0.11
Adjusted net income	$1.51	$1.03	$1.36

Diluted earnings per share:
Reported net income	$1.47	$0.89	$1.23
Goodwill amortization, net of taxes	—	0.12	0.11
Adjusted net income	$1.47	$1.01	$1.34

Intangible asset:  The intangible asset relates to insurance customer lists.  The original cost of this asset was $350, and it is being amortized over seven years.  Amortization expense was $68, $50 and $50 in 2003, 2002 and 2001, respectively.  Subsequent to June 30, 2003, this insurance list was sold (see Note 23).

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

Land held for sale is carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or fair value less cost to sell.  Costs relating to the development and improvement of property are capitalized, whereas costs relating to holding property are expensed.  The carrying amount of land held for sale was $1,298 at June 30, 2003 and 2002.

During fiscal year 2003, the Company reclassified a building of $191 from held for use to held for sale after recording an impairment loss of $200.

Office properties and equipment:  Land is carried at cost.  All other office properties and equipment are carried at cost, less accumulated depreciation and amortization.  Buildings and improvements and leasehold improvements are depreciated primarily on the straight-line method over the estimated useful lives of the assets which is five to fifty years.  Furniture, fixtures, equipment and automobile are depreciated using both the straight-line and declining balance methods over the estimated useful lives of the assets which are three to twelve years.

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

Segment reporting:  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.  The Company’s reportable segments are “banking” (including leasing activities) and “other”.  The “banking” segment is conducted through the Bank and Mid America Leasing and the “other” segment is composed of smaller nonreportable segments, the Company and inter-segment eliminations.

The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and monitoring performance, which is primarily based on products.

2003	Banking	Other	Total
Net interest income	$26,554	$(991)	$25,563
Intersegment interest income	(892)	892	—
Provision for losses on loans and leases	(3,173)	—	(3,173)
Noninterest income	12,492	319	12,811
Noninterest expense	(26,056)	(1,615)	(27,671)
Intersegment noninterest expense	(3)	3	—
Income (loss) from continuing operations before income taxes	$8,922	$(1,392)	$7,530

Total assets	$795,407	$5,076	$800,483

2002	Banking	Other	Total
Net interest income	$24,847	$(403)	$24,444
Intersegment interest income	(531)	531	—
Provision for losses on loans and leases	(1,905)	—	(1,905)
Noninterest income	10,142	1,004	11,146
Noninterest expense	(24,336)	(1,622)	(25,958)
Income (loss) from continuing operations before income taxes	$8,217	$(490)	$7,727

Total assets	$721,438	$1,479	$722,917

2001	Banking	Other	Total
Net interest income	$23,313	$(202)	$23,111
Intersegment interest income	(84)	84	—
Provision for losses on loans and leases	(1,482)	—	(1,482)
Noninterest income	8,050	1,373	9,423
Noninterest expense	(21,783)	(1,745)	(23,528)
Income (loss) from continuing operations before income taxes	$8,014	$(490)	$7,524

Total assets	$782,648	$1,354	$784,002

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

Retained interest asset:  Fair values are estimated using discounted cash flows based on current market rates of interest.

Loans and leases:  Approximately 55% of loans are variable-rate loans that reprice frequently and have no significant change in credit risk.  Fair values on these loans are based on carrying values.  The fair values for fixed-rate loans and leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans and leases with similar terms to borrowers with similar credit quality or from quoted market prices of similar loans and leases sold, adjusted for differences in loan and lease characteristics.

Accrued interest receivable:  The carrying value of accrued interest receivable approximates its fair value.

Servicing rights:  Fair values are estimated using discounted cash flows based on current market rates of interest.

Off-statement-of-financial-condition instruments: Fair values for the Company’s off-statement-of- financial-condition instruments (unused lines of credit and letters of credit), which are based upon fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and counterparties’ credit standing, are not significant.

Deposits:  The fair values for deposits with no defined maturities equal their carrying amounts, which represent the amount payable on demand.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificates of deposit.

Borrowed funds:  The carrying amounts reported for variable rate advances approximate their fair values.  Fair values for fixed-rate advances and other borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on advances and borrowings with corresponding maturity dates.

Preferred securities of subsidiary trusts:  The carrying amounts for Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures approximate their fair values.

Accrued interest payable and advances by borrowers for taxes and insurance:  The carrying values of accrued interest payable and advances by borrowers for taxes and insurance approximate their fair values.

Stock-based compensation:  The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25., Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost has been recognized for grants under the fixed stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended June 30,
	2003	2002	2001
Net income, as reported	$4,975	$3,185	$4,607
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(136)	(137)	(139)
Pro forma net income	$4,839	$3,048	$4,468

Basic earnings per share:
As reported	$1.51	$0.91	$1.25
Pro forma	1.47	0.88	1.21

Diluted earnings per share:
As reported	$1.48	$0.89	$1.23
Pro forma	1.44	0.85	1.20

The fair value of each incentive stock option grant is estimated at the grant date using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants in fiscal years 2003, 2002 and 2001, respectively:  a dividend rate as a percentage of stock price of 2.59%, 3.52% and 3.02%; price volatility of 25.00%, 25.00% and 26.00%; risk-free interest rates of 3.64%, 4.58% and 5.10% and expected lives of seven years for all three years.

Note 2.                                  Discontinued Operations and Sale

During the fourth quarter of fiscal year 2002, management committed to a plan to sell the subprime credit card operations which were previously reported in the credit card segment of the Company.  At June 30, 2002, the Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1,115 at that time from loans receivable to loans held for sale.  The Bank ceased processing subprime credit card applications in March 1999 and had been managing the portfolio from a balance of $18,062 at June 30, 1999, to the sale of the receivables as of January 31, 2003.  On December 31, 2002, the Company, through the Bank, entered into an agreement to sell the discontinued credit card operations to an independent third party.  Amounts of revenue (including interest income on loans and noninterest income) and pretax profit (loss) reported in discontinued operations for the years ended June 30, 2003, 2002 and 2001 were $818 and $44; $2,413 and $(2,554); and $3,848 and $18, respectively.  The Company dissolved the operations of HF Card during the third quarter of fiscal 2003.

Note 3.                                  Consumer Automobile Loan Securitization

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50,002 for a gain of $308 through HFSC and the newly formed Automobile Securitization Trust.  As part of the sales transaction, the Bank retains servicing responsibilities.  In addition, the Bank retains the rights to cash flows remaining after investors in the Automobile Securitization Trust have received their contractual payments and has pledged a $2,255 reserve fund to the Automobile Securitization Trust.  These retained interests are subordinated to investors’ interests.  The investors and Automobile Securitization Trust have no recourse to the Bank’s other assets for failure of debtors to pay when due.

The gain recognized on the sale of these loans was determined by allocating the carrying amount of the loans between the loans sold and the interests retained.  The Bank determined that 50 basis points of the 100 basis points servicing contract represented was excess servicing and was capitalized as part of the transaction utilizing a market discount rate of 10.0%.  This asset is amortized in proportion to, and over the period of, estimated net servicing income.

Key economic assumptions used in measuring the fair value of retained interests at the date of the securitization resulting from securitization completed during the current year were as follows:

Prepayment speed (ABS annual rate)	18.00	%(1)
Weighted-average life (in years)	3.58
Expected credit losses (annual rate)	.63%
Discount rate for the retained interest	15.00%
Discount rate for loan servicing rights	10.00%

(1)          18.00% ABS is the equivalent to 20.21% CPR and 721.61 PSA.

Key economic assumptions used and the sensitivity of fair value of the retained interest as of June 30, 2003 are as follows:

	Retained Interest	Servicing Rights
Fair value	$3,469	$193
Weighted average life (in years)	3.26	3.26
Prepayment speed (ABS annual rate):	21.60%	21.60%
Impact on fair value of 10% adverse change	$(54)	$(13)
Impact on fair value of 20% adverse change	(105)	(25)
Credit losses (annual rate):	0.63%	0.63%
Impact on fair value of 10% adverse change	$(27)	$—
Impact on fair value of 20% adverse change	(54)	—
Discount rate:	12.09%	10.00%
Impact on fair value of 10% adverse change	$(51)	$(1)
Impact on fair value of 20% adverse change	(102)	(3)

These sensitivities are hypothetical and should be used with caution.  Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may resulting lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Static pool losses are calculated by summing the actual and projected future credit losses and dividing the total by the original balance of the pool of loans.  The expected static pool losses of the loans securitized in 2003 is .55%.

The table below summarizes certain cash flows received from and paid to the securitization trust:

Proceeds from new securitizations	$48,151
Servicing fees received	170
Other cash flows received on retained interest	—

The following table presents delinquencies, net credit losses, and components of securitized financial assets and other loans managed together with them as of June 30, 2003:

Automobile loans held in portfolio	$74,066
Automobile loans serviced for others	35,533
Total managed automobile loans	$109,599

Principal amount of managed automobile loans 60 days or more past due	$564

Net credit losses for automobile loans for the year	$592

Note 4.                                  Acquisitions

During the year ended June 30, 2001, the Mortgage Corp. purchased 100% of the outstanding capital stock of Mid America Leasing for net cash consideration of $2,857.  Goodwill of $723 was recorded.  This acquisition was accounted for under the purchase method of accounting.

Results of operations of the acquired entity since the date of acquisition are included in the consolidated financial statements. Unaudited pro forma consolidated results of continuing operations for the year ended June 30, 2001 as though the entity had been acquired as of the beginning of the fiscal year prior to the acquisition follows (in thousands, except per share data):

2001
Interest and dividend income	$59,382
Net income	4,551
Earnings per share:
Basic	$1.24
Diluted	1.22

The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisition had been made at the beginning of the fiscal year prior to the respective acquisition, or of those results which may be obtained in the future. The unaudited pro forma combined summary of operations includes the effects of additional interest expense on debt incurred in connection with the acquisition as if the debt had been outstanding since the beginning of the period presented.  In addition, the summary of operations includes amortization of the cost of goodwill acquired in connection with the acquisition as if it had been acquired as of the beginning of the period presented.

During the year ended June 30, 2001, several smaller acquisitions were also made.  The Bank acquired the assets and liabilities of a branch of a local commercial bank and received cash consideration of $2,218, as the liabilities assumed exceeded the assets acquired.  Goodwill of $330 was recorded.  This acquisition was treated as a purchase for accounting purposes, and the results of operations of the acquired branch since the date of acquisition are included in the consolidated financial statements.

Note 5.                                  Investments in Securities

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies and corporations	$999	$31	$—	$1,030
Federal Home Loan Bank	3,000	132	—	3,132
Municipal bonds	4,442	70	(1)	4,511
Preferred term securities	9,000	—	(11)	8,989
Other	193	—	—	193
	17,634	233	(12)	17,855

Equity securities:
FNMA	8	—	(1)	7
Federal Agricultural Mortgage	7	—	—	7
	15	—	(1)	14

Mortgage-backed securities	70,968	289	(599)	70,658
	$88,617	$522	$(612)	$88,527

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies and corporations	$5,999	$93	$—	$6,092
Federal Home Loan Bank	8,200	173	—	8,373
Municipal bonds	3,509	81	(1)	3,589
Preferred term securities	5,000	—	—	5,000
	22,708	347	(1)	23,054

Equity securities:
FNMA	8	—	(1)	7
Federal Agricultural Mortgage	7	1	—	8
	15	1	(1)	15

Mortgage-backed securities	59,278	588	(131)	59,735
	$82,001	$936	$(133)	$82,804

The amortized cost and fair values of debt securities as of June 30, 2003, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$3,241	$3,289
Due after one year through five years	5,393	5,577
Due after five years through ten years	—	—
Due after ten years	9,000	8,989
	17,634	17,855
Mortgage-backed securities	70,968	70,658
	$88,602	$88,513

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

The components of other comprehensive income (loss) - net change in unrealized gain (loss) on securities available for sale are as follows:

	Years Ended June 30,
	2003	2002	2001
Unrealized holding gain (loss) arising during the year	$(541)	$393	$3,691
Less reclassification adjustment for net gains realized in net income	(352)	(135)	—
Net change in unrealized gain (loss) before income taxes	(893)	258	3,691
Income (taxes) benefit	339	(98)	(1,402)
Other comprehensive income - net change in unrealized gain (loss) on securities	$(554)	$160	$2,289

Proceeds from the sale of securities available for sale in 2003 were $15,210 and resulted in gross gains of $352.  Proceeds from the sale of securities available for sale in 2002 were $14,831 and resulted in gross gains of $170 and gross losses of $(35).  There were no sales of securities in 2001, and accordingly, no realized gains or losses.

At June 30, 2003 and 2002, securities with a fair value of $74,820 and $74,200, respectively, were pledged as collateral for public deposits and other purposes.

Note 6.                                  Loans and Leases Receivable

Loans and leases receivable at June 30, 2003 and 2002 consist of the following:

	2003	2002
Loans secured by real estate:
Residential:
One-to-four family	$84,081	$73,630
Multi-family	49,364	56,952
Commercial	93,405	89,111
Agriculture	18,002	12,722
Construction and development	9,083	12,738
Business, consumer and other:
Commercial business	113,570	95,462
Junior liens on real estate	81,064	73,680
Automobile	74,066	84,782
Agriculture	40,109	26,707
Equipment financing leases	23,016	22,834
Education	7,745	7,340
Other loans	6,035	8,529
Mobile home	1,468	2,365
Loans on savings accounts	1,463	1,597
	602,471	568,449
Add (less):
Undisbursed portion of loans in process	(3,576)	(4,678)
Deferred loan fees and unearned discounts and premiums, net	364	504
Allowance for loan and lease losses	(3,842)	(4,461)
	$595,417	$559,814

Loans held for sale totaling $15,984 at June 30, 2003 consist of one-to-four family fixed-rate loans.  At June 30, 2002, loans held for sale totaling $6,559 consisted of one-to-four family fixed-rate loans and credit card loans (Note 2).

Activity in the allowance for loan and lease losses included in continuing operations is summarized as follows for the years ended June 30:

	2003	2002	2001
Balance, beginning	$4,461	$6,544	$8,475
Provision charged to income	3,173	1,905	1,482
Allowance related to assets acquired (sold), net	(264)	—	97
Reclassification of allowance for loan losses directly against credit card loans receivable	—	(577)	—
Charge offs related to discontinued credit card loan operations, net	—	(458)	(1,941)
Other charge offs	(4,001)	(3,407)	(1,923)
Recoveries	473	454	354
Balance, ending	$3,842	$4,461	$6,544

The following is a summary of information pertaining to impaired loans and nonaccrual loans as of and for the years ended June 30, 2003, 2002 and 2001:

	2003	2002	2001
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance	2,674	3,977	3,028
Total impaired loans	$2,674	$3,977	$3,028

Valuation allowance related to impaired loans	$846	$980	$1,501

Nonaccruing loans and leases	$4,365	$10,242	$5,310
Accruing loans and leases delinquent more than 90 days	1,466	906	327
Average investment in impaired loans	5,199	2,662	1,614
Interest income recognized on impaired loans	17	42	38

No additional funds are committed to be advanced in connection with impaired loans.

Note 7.                                  Loan Servicing

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of mortgage loans serviced for others was $482,790 and $520,250 at June 30, 2003 and 2002, respectively.

Custodial balances maintained in connection with the foregoing loan servicing, and included in deposits and advances by borrowers for taxes and insurance, were approximately $3,037 and $2,017 at June 30, 2003 and 2002, respectively.

The carrying values of servicing rights were $4,003 and $3,467 at June 30, 2003 and 2002, respectively.  The fair values of these rights were $8,725 and $5,275 at June 30, 2003 and 2002, respectively.  The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 10%.  The Company recognized expense for amortization of the cost of servicing rights in the amount of $482, $347 and $272 for the years ended June 30, 2003, 2002 and 2001, respectively.

No valuation allowances were provided for mortgage servicing rights capitalized during the years ended June 30, 2003 and 2002.

Note 8.                                  Office Properties and Equipment

Office properties and equipment at June 30, 2003 and 2002 consist of the following:

	2003	2002
Land	$1,832	$1,958
Buildings and improvements	15,619	16,133
Leasehold improvements	1,463	1,416
Furniture, fixtures, equipment and automobile	12,131	11,411
	31,045	30,918
Less accumulated depreciation and amortization	(17,907)	(17,204)
	$13,138	$13,714

In addition, the Bank leases several branch facilities under operating lease agreements which require minimum rentals totaling $911 through the year ending June 30, 2007.

Note 9.                                  Deposits

Deposits at June 30, 2003 and 2002 consist of the following:

	2003	2002
Noninterest bearing checking accounts	$77,004	$61,355
Interest bearing accounts	43,699	41,669
Money market accounts	178,113	157,770
Savings accounts	54,462	50,387
Certificates of deposit	268,103	251,415
	$621,381	$562,596

Scheduled maturities of certificates of deposit are as follows:

Maturing in fiscal year:
2004	$152,638
2005	74,641
2006	19,675
2007	11,060
2008	9,770
Thereafter	319
$268,103

Deposit accounts are insured up to $100 by the Savings Association Insurance Fund (SAIF) under management of the Federal Deposit Insurance Corporation (FDIC). The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $74,929 and $46,905 at June 30, 2003 and 2002, respectively.  Deposits at June 30, 2003 and 2002 include $42,386 and $37,390, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

Note 10.                           Advances From Federal Home Loan Bank and Other Borrowings

Advances from the Federal Home Loan Bank of Des Moines at June 30, 2003 and 2002 are summarized as follows:

	2003	2002
Fixed-rate advances (with rates ranging from 1.9% to 6.5%)	$84,498	$67,434
Variable-rate advance (with a rate of 2.1%)	—	16,000
	$84,498	$83,434

Aggregate maturities of advances, computed based on call date, are as follows:  2004 $57,462; 2005 $11,090; 2006 $6,070; 2007 $1,048; 2008 $1,104; and thereafter $7,724.  Prepayment of the callable advances results in a prepayment fee as negotiated between the Bank and the Federal Home Loan Bank.

Advances are secured by stock in the Federal Home Loan Bank of Des Moines, one-to-four family first mortgage loans with balances exceeding 120% of the amount of the related advances and multi-family first mortgage loans with balances exceeding 140% of the amount of the related advances.  In order to provide additional borrowing collateral, commercial real estate first mortgage loans with balances exceeding 155% of the amount of the related advances have also been pledged with the Federal Home Loan Bank.  In addition, home equity line of credit loans and home equity second mortgages (with balances exceeding 200% and 175% of the amount of related advances, respectively) have been pledged to provide borrowing collateral.

The Bank had a $7,500 line of credit from the Federal Home Loan Bank of Des Moines, on which nothing was drawn at June 30, 2003 and expired on July 2, 2003.

The Bank currently has two $10,000 unsecured lines of federal funds with correspondent banks.  There were no funds drawn on either line of credit at June 30, 2003.

Other borrowings consist of the following:

The Company has a contract for deed which requires monthly payments of $9, plus interest at 7.0%, to October 2013.  The contract for deed, which is secured by land held for sale with a carrying value of $1,298, had a balance of $821 and $874 at June 30, 2003 and 2002, respectively.  Aggregate maturities of the contract for deed are as follows:  2004 $56; 2005 $60; 2006 $65; 2007 $69; 2008 $74; and thereafter $497.

In June 2003, the Company entered into two unsecured revolving note agreements with an unrelated bank with credit lines of $1,500 and $3,000, which had balances of $1,500 and $3,000, respectively, at June 30, 2003.  The maturity dates of the notes are September 30, 2003 and May 30, 2004, respectively.  These notes may be prepaid before maturity without a prepayment penalty.

Note 11.                           Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures

On November 28, 2001, the Company issued 10,000 shares totaling $10,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust I.  Trust I exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust I.  The securities provide for cumulative cash distributions calculated at a rate based on six-month LIBOR plus 3.75% adjusted semi-annually.  The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond December 8, 2031.  At the end of the deferral period, all accumulated and unpaid distributions must be paid.  The capital securities must be redeemed on December 8, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than December 8, 2006.  The capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

On July 11, 2002, the Company issued 5,000 shares totaling $5,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust II.  Trust II was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust II.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.65% adjusted quarterly.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 7, 2032.  The capital securities must be redeemed on October 7, 2032; however, the Company has the option to shorten the maturity date to a date not earlier than July 7, 2007.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

On December 19, 2002, the Company issued 5,000 shares totaling $5,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust III.  Trust III exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust III.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.35% adjusted quarterly.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond January 7, 2033.  At the end of the deferral period, all accumulated and unpaid distributions must be paid.  The capital securities must be redeemed on January 7, 2033; however, the Company has the option to shorten the maturity date to a date not earlier than January 7, 2008.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

Note 12.                           Income Tax Matters

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis.  The Bank is allowed bad debt deductions based on actual charge-offs.  In addition, the Trusts file trust returns on a calendar year basis.

The consolidated provision for income taxes from continuing operations consists of the following for the years ended June 30:

	2003	2002	2001
Current:
Federal	$412	$2,039	$1,912
State	463	383	372
Deferred expense	1,709	434	645
	$2,584	$2,856	$2,929

Income tax expense is different from that calculated at the statutory federal income tax rate to pretax income from continuing operations.  The reasons for this difference in the tax expense are as follows:

	2003	2002	2001
Computed “expected” tax expense	$2,636	$2,704	$2,633
Increase (decrease) in income taxes resulting from:
Tax exempt interest income	(224)	(79)	(99)
State taxes, net of federal benefit	331	262	221
Benefit of income taxed at lower rates	(65)	(75)	(73)
Amortization of intangible assets	—	148	116
Change in valuation allowance	—	38	—
Other, net	(94)	(142)	131
	$2,584	$2,856	$2,929

The components of the net deferred tax asset as of June 30, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Allowance for loan and leases losses	$1,229	$1,425
Deferred loan fees	46	73
Discounts on loans from acquired associations	28	43
Accrued expenses	272	387
Net unrecognized pension costs	419	432
Net unrealized loss on securities available for sale	34	—
Discontinued operations	—	920
Other	634	186
	2,662	3,466
Less valuation allowance	(82)	(82)
	2,580	3,384

Deferred tax liabilities:
Loans and leases receivable	1,721	—
Net unrealized gain on securities available for sale	—	305
FHLB stock dividends	148	148
Mortgage servicing rights	186	100
	2,055	553
	$525	$2,831

Retained earnings at June 30, 2003 and 2002, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.

Note 13.                           Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined).  Management believes, as of June 30, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2003, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have unfavorably changed the Bank’s category.

The following table summarizes the Bank’s compliance with its regulatory capital requirements at June 30, 2003 and 2002:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2003:
Tier I (core) capital (to adjusted total assets)	$65,303	8.25%	$31,661	4.00%	$39,577	5.00%
Total risk-based capital (to risk-weighted assets)	64,825	10.20	50,820	8.00	63,525	10.00
Tangible capital (to tangible assets)	65,303	8.23	11,870	1.50	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	65,303	10.28	N/A	N/A	38,115	6.00

As of June 30, 2002:
Tier I (core) capital (to adjusted total assets)	$53,284	7.44%	$28,656	4.00%	$35,820	5.00%
Total risk-based capital (to risk-weighted assets)	57,745	10.04	46,023	8.00	57,529	10.00
Tangible capital (to tangible assets)	53,284	7.44	10,746	1.50	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	53,284	9.26	N/A	N/A	34,517	6.00

Note 14.                           Stockholders’ Equity

The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on May 1, 2003 may be acquired through April 30, 2004.  A total of 149,916 shares of common stock have been purchased pursuant to this current program and the previous program in effect during fiscal year 2003.  Pursuant to a series of stock buy back programs initiated by the Company since 1996, the Company has purchased an aggregate of 1,708,946 shares of common stock through June 30, 2003, which includes a block of 340,021 shares of common stock repurchased in a private transaction in February 2002.

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

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992 who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank’s regulatory capital requirements.  Capital distributions are limited to the greater of 100% of net income for the year to date plus 50% of the amount by which the lesser of the institution’s tangible, core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period.  On August 11, 2003, the Bank sent written notification to the OTS of its intention to pay up to 50% of the Bank’s net income for each quarter in the year ending June 30, 2004, to the Company.

Note 15.                           Earnings Per Share

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share (EPS) for the fiscal years ended June 30, 2003, 2002 and 2001 follow.

	2003	2002	2001
Earnings:
Income from continuing operations	$4,946	$4,871	$4,595
Discontinued operations, net of tax	29	(1,686)	12
Net income	$4,975	$3,185	$4,607

Basic EPS:
Weighted average number of common shares outstanding	3,301,301	3,512,879	3,680,796

Earnings per common share:
Income from continuing operations	$1.50	$1.39	$1.25
Discontinued operations, net of tax	0.01	(0.48)	—
Net income	$1.51	$0.91	$1.25

Diluted EPS:
Weighted average number of common shares outstanding	3,301,301	3,512,879	3,680,796
Common share equivalents - stock options and stock issuable under employee compensation plans	61,703	67,914	56,817
Weighted average number of common shares and common share equivalents	3,363,004	3,580,793	3,737,613

Earnings per common share:
Income from continuing operations	$1.47	$1.36	$1.23
Discontinued operations, net of tax	0.01	(0.47)	—
Net income	$1.48	$0.89	$1.23

Options outstanding of approximately 90,000 and 180,000 shares of common stock at weighted average share prices of $15.78 and $14.44 during the years ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those instruments exceeded the average market prices of the common shares during the years.

Note 16.                           Defined Benefit Plan

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

Information relative to the Company’s defined benefit plan is presented below:

	2003	2002
Changes in benefit obligations:
Benefit obligations, beginning	$3,713	$3,203
Service cost	622	581
Interest cost	282	229
Benefits paid	(180)	(189)
Actuarial loss (gain)	36	(111)
Benefit obligations, ending	$4,473	$3,713

Changes in plan assets:
Fair value of plan assets, beginning	$2,416	$2,411
Actual return on plan assets	59	(229)
Company contributions	498	423
Benefits paid	(180)	(189)
Fair value of plan assets, ending	$2,793	$2,416

Funded status at end of year:
Plan assets (deficient) of obligations	$(1,680)	$(1,297)
Unrecognized losses	1,495	1,427
Unrecognized prior service (benefit)	(44)	(90)
Unrecognized transition asset	35	47
(Accrued) prepaid benefit cost at end of year	$(194)	$87

The components of pension cost for the years ended June 30 consist of the following:

	2003	2002	2001
Service cost	$622	$581	$480
Interest cost	282	229	202
Expected return on plan assets	(204)	(198)	(240)
Amortization of prior losses	113	—	12
Accretion of prior service cost	(46)	(46)	(46)
Recognized net actuarial losses	—	82	—
Amortization of transition asset	12	11	12
Total costs recognized in expense	$779	$659	$420

The components in the balance sheet consist of:

	2003	2002
(Accrued) prepaid benefit cost	$(194)	$87
Accrued benefit liability	(1,094)	(1,093)
Intangible asset	(9)	(43)
Accumulated other comprehensive loss	1,103	1,136
Net asset (liability) recorded in the consolidated balance sheet	$(194)	$87

The weighted-average post-retirement and pre-retirement discount rates used in determining the actuarial present value of the benefit obligations were 5.40% and 7.50% for fiscal year 2003 and 5.45% and 7.50% for fiscal year 2002, respectively.  The rate of increase in future compensation levels used to determine the actuarial present value of the benefit obligations was 5.5% for both fiscal years 2003 and 2002.  The expected long-term rate of return on plan assets was 8.0% for both fiscal years 2003 and 2002.

Note 17.                           Retirement Plan

The Company had an employee stock ownership plan (ESOP) covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they worked at least 1,000 hours.  The ESOP included an employee savings plan feature which provided for voluntary contributions by eligible employees on a tax-deferred basis with no matching contribution by the Company.  All shares owned by the ESOP are included in earnings per share computations, with shares being allocated to eligible employees as the corresponding ESOP debt was repaid.  At June 30, 2003, the ESOP holds 234,636 shares, all of which have been allocated to eligible employees.

For financial statement purposes, expense for the ESOP is determined on the percentage of shares allocated to participants each period (allocations are based on principal and interest payments) times the original amount of the debt plus the interest incurred.

During fiscal year 2001, the final payment for the ESOP was made. Effective July 1, 2001, the ESOP was amended and restated, and renamed the HF Financial Corp. Retirement Savings Plan. The amended plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to Code Section 401(k) and regulations issued thereunder. Participation and eligibility requirements are similar to the previous plan. The amended plan continues to allow voluntary contributions by eligible employees, and also allows discretionary contributions by the Company, as determined annually by the Board of Directors.  The total compensation cost charged to expense related to the retirement plans mentioned above was $251, $216 and $113 for 2003, 2002 and 2001, respectively.

Note 18.                           Stock-Based Compensation Plans

The Company has a 1991 Stock Option and Incentive Plan (1991 Option Plan), in which awards for an aggregate amount of 828,000 common shares may be granted to directors and employees of the Bank.  Options granted under the 1991 Option Plan may be either options that qualify as Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or options that do not qualify.  Options granted may have a maximum term of 10 years.  The 1991 Option Plan also provides for the award of stock appreciation rights, limited stock appreciation rights and restricted stock.

The 1991 Option Plan recently expired.  During fiscal year 2003, the Company established the 2002 Stock Option and Incentive Plan (2002 Option Plan), and ceased granting options under the 1991 Option Plan.  Under the 2002 Option Plan, awards for an aggregate amount of 750,000 common shares may be granted to directors and employees of the Bank.  Options granted under the Option Plan may be either options that qualify as Incentive Stock Options, as defined in the Code, or options that do not qualify.  Options granted may have a maximum term of 10 years.  The 2002 Option Plan also provides for the award of stock appreciation rights, limited stock appreciation rights and restricted stock.  During fiscal year 2003, no awards were made under the 2002 Option Plan.

The Company has a long-term incentive plan, which provides for the grant of restricted stock awards and for stock options under the option plans if the Company achieves certain performance levels.  During fiscal years 2003, 2002 and 2001, the Company met a performance level in the plan, and accordingly, during fiscal year 2003 restricted stock with a value of $382 will be issued in fiscal year 2004.  During fiscal years 2003 and 2002, 12,717 and 10,342 shares, respectively, of restricted stock were awarded under the 1991 Option Plan.  These shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment.  The vesting period for these shares may accelerate based on the Company meeting certain performance criteria, in which the shares would vest 25% after year 1, 0% in year 2, and 25% in each of the next 3 years.  The issuance value of these shares was $153 and $129 for 2003 and 2002, respectively, and is being amortized over the vesting period of five years, with the unamortized balance included in deferred compensation in the consolidated statements of financial condition.  During fiscal years 2003 and 2002, $30 and $21, respectively, was recorded as amortization expense.

Also in connection with meeting a performance level of the long-term incentive plan, 39,094 stock options will be issued in fiscal year 2004 under the plan.

During fiscal year 2001, the Company created a pool of 10,000 restricted shares (Pool), which was increased to 17,000 restricted shares in fiscal year 2003.  Awards from the Pool are at the discretion of the Chairman of the Board of Directors on a spot basis to employees and are provided for under the 1991 Option Plan.  The restricted shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment.  Key provisions of the Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination.  During 2001, no restricted shares were issued from the Pool.  During fiscal years 2003 and 2002, 10,741 and 3,475 restricted shares, respectively, were awarded under the Pool.  The issuance value of these restricted shares was $123 and $40 in 2003 and 2002, respectively, and is being amortized over the vesting period of five years, with the unamortized balance included in deferred compensation in the consolidated balance sheet.  During fiscal years 2003 and 2002, $36 and $7, respectively, was recorded as amortization expense.

A summary of the status of the plans and changes during the years ended June 30 are as follows:

	2003		2002		2001
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	283,919	$12.06	342,671	$10.33	262,047	$10.66
Granted	68,753	12.00	73,725	12.50	96,655	9.38
Forfeited	(20,312)	11.75	(52,285)	12.57	(10,589)	13.52
Exercised	(12,306)	11.15	(80,192)	4.73	(5,442)	3.33
Outstanding at end of year	320,054	$12.10	283,919	$12.06	342,671	$10.33

Options for 231,047, 183,374 and 232,005 shares were exercisable at June 30, 2003, 2002 and 2001, respectively.  The weighted average fair value of options granted was $2.86 and $2.78 for the fiscal years ended June 30, 2003 and 2002, respectively.

Fixed options outstanding at June 30, 2003 are summarized as follows:

Options Outstanding		Options Exercisable
Number Outstanding	Number Exercisable	Remaining Contractual Life	Exercise Price
4,773	4,773	1 year	$7.33
23,556	23,556	2 years	8.17
65,199	37,394	8 years	9.38
300	300	3 years	9.92
22,752	22,752	4 years	10.21
336	336	3 years	11.17
65,847	21,935	10 years	12.00
49,561	32,271	9 years	12.50
45,784	45,784	6 years	15.38
41,946	41,946	5 years	16.25
320,054	231,047

The Company has a Director Restricted Stock Plan which provides that awards of restricted shares of the Company’s common stock be made to outside directors of the Company.  The plan is designed to allow for payment of the annual retainer fee in shares of the Company’s common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index.  Each outside director is entitled to all voting, dividend and distribution rights during the restriction period.  The effective date of the plan was July 1, 1997.  The plan has 75,000 shares allocated to it and is in effect for a period of ten years.  During fiscal years 2003, 2002 and 2001, 7,164, 7,560 and 11,249 shares were awarded and $90, $103 and $100 of expense was incurred under the plan as the annual retainer for the Company’s Board of Directors for the years ending June 30, 2003, 2002 and 2001, respectively.

Note 19.                           Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30 are as follows:

	2003	2002
Unrealized gain (loss) on securities available for sale, net of related tax effect of $(34) and $305	$(56)	$498
Fair value change in retained interest, net of related deferred tax effect of $3	5	—
Unrecognized pension costs, net of related deferred tax effect of $(419) and $(432)	(684)	(704)
	$(735)	$(206)

Note 20.                           Financial Instruments

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

Estimated fair values of the Company’s financial instruments are as follows at June 30:

	June 30,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$44,214	$44,214	$27,546	$27,546
Securities	88,527	88,527	82,804	82,804
Federal Home Loan Bank stock	7,025	7,025	6,332	6,332
Loans and leases	611,401	634,195	566,373	575,490
Accrued interest receivable	4,298	4,298	4,410	4,410
Servicing rights	4,003	8,725	3,467	5,275
Retained interest asset	3,468	3,468	—	—

Financial Liabilities
Deposits	621,381	626,850	562,596	567,323
Preferred securities of subsidiary trusts	20,000	20,000	10,000	10,000
Borrowed funds	89,819	94,287	84,308	84,938
Accrued interest payable and advances by borrowers for taxes and insurance	10,999	10,999	10,187	10,187

Note 21.                           Commitments, Contingencies and Credit Risk

The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States.  Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset.  At June 30, 2003 and 2002, the Bank has approximately $55 and $74 of loans sold with recourse to the Federal National Mortgage Association (FNMA).  The collateral securing these loans are one-to-four family mortgage loans, which are seasoned.  Unused lines of credit amounted to $92,995 and $68,369 at June 30, 2003 and 2002, respectively.  Unused letters of credit amounted to $5,359 and $1,221 at June 30, 2003 and 2002, respectively.  The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.

The Bank had outstanding commitments to originate or purchase loans of $91,645 and to sell loans of approximately $43,293 and to purchase investment securities of $260 at June 30, 2003.  The portion of commitments to originate or purchase fixed rate loans totaled $73,502 with a range in interest rates of 4.61% to 6.00%.  No losses are expected to be sustained in the fulfillment of any of these commitments.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

Note 22.                           Cash Flow Information

Changes in other assets and liabilities for the years ended June 30, 2003, 2002 and 2001 consist of:

	2003	2002	2001
(Increase) decrease in accrued interest receivable	$112	$1,002	$(59)
Increase (decrease) in deferred loan fees	140	(637)	(223)
Earnings on cash value of life insurance	(431)	—	—
(Increase) in other assets	(6,121)	(485)	(403)
Increase (decrease) in accrued expenses and other liabilities	1,016	(4,609)	1,485
	$(5,284)	$(4,729)	$800

Note 23.                           Subsequent Event

The Company sold the property and casualty book of business of Hometown to a third party as of July 31, 2003 for total proceeds of $375.  The transaction had an immaterial impact on the Company’s financial position and results of operations.

Note 24.                           Financial Information of HF Financial Corp. (Parent Only)

The Company’s condensed balance sheets as of June 30, 2003 and 2002 and related condensed statements of income and cash flows for each of the years in the three year period ended June 30, 2003 are as follows:

Condensed Balance Sheets

	2003	2002
Assets
Cash, primarily with the Bank	$730	$238
Note receivable, HF Card	—	8,327
Investments, marketable securities	—	282
Investments in subsidiaries	71,368	48,727
Land held for sale	1,298	1,298
Other	2,104	1,240
	$75,500	$60,112

Liabilities
Other borrowings	$25,941	$11,184
Other liabilities	201	392
Stockholders’ equity	49,358	48,536
	$75,500	$60,112

Condensed Statements of Income

	2003	2002	2001
Dividends from subsidiaries	$2,551	$5,317	$2,703
Interest and other income	80	633	769
Income from operations of discontinued segment, net of income taxes	72	—	—
Expenses	(1,415)	(850)	(574)
Income tax benefit	546	1,067	88
Equity in undistributed income of subsidiaries	3,141	(2,982)	1,621
Net income	$4,975	$3,185	$4,607

Condensed Statements of Cash Flows

	2003	2002	2001
Cash Flows From Operating Activities
Net income	$4,975	$3,185	$4,607
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) on sale of securities, net	(1)	—	—
Amortization	20	7	113
Equity in (earnings) of subsidiaries	(5,692)	(2,335)	(4,324)
Cash dividends received from subsidiaries	2,551	5,317	2,703
Increase (decrease) in liabilities	(191)	262	(47)
Other, net	(335)	(757)	4
Net cash provided by operating activities	1,327	5,679	3,056

Cash Flows From Investing Activities
Disbursements on note receivable from HF Card	(2,476)	(1,505)	(1,383)
Repayments on note receivable from HF Card	225	540	720
Proceeds from maturities and sales of securities	283	101	—
Capital contribution to the Bank	(9,000)	(5,300)	(1,650)
Capital contribution to HF Group	(600)	—	—
Capital contribution to the Mortgage Corp.	—	—	(2,950)
Net cash (used in) investing activities	(11,568)	(6,164)	(5,263)

Cash Flows From Financing Activities
Purchase of treasury stock	(2,403)	(5,571)	—
Cash dividends paid	(1,524)	(1,555)	(1,545)
Proceeds from issuance of common stock	513	637	118
Proceeds from issuance of preferred securities	10,000	10,000	—
Proceeds from other borrowings	4,500	—	3,000
Payments on other borrowings	(53)	(3,048)	(46)
Payment of debt issue costs	(300)	(350)	—
Net cash provided by financing activities	10,733	113	1,527
Increase (decrease) in cash	492	(372)	(680)

Cash at beginning of period	238	610	1,290
Cash at end of period	$730	$238	$610

Note 25.                           Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share data)

(1) Fiscal year 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total interest income	$11,506	$11,324	$10,513	$10,217
Net interest income	6,735	6,587	6,133	6,108
Provision for losses on loans and leases	1,034	449	391	1,299
Income from continuing operations	1,451	1,544	1,516	435
Income (loss) from discontinued operations	59	(110)	85	(5)
Net income	1,510	1,434	1,601	430

Earnings per share - basic:
Income from continuing operations	$0.43	$0.46	$0.46	$0.13
Discontinued operations, net of tax	0.02	(0.03)	0.03	—
Net income	$0.45	$0.43	$0.49	$0.13

Earnings per share - diluted:
Income from continuing operations	$0.43	$0.45	$0.45	$0.13
Discontinued operations, net of tax	0.02	(0.03)	0.03	—
Net income	$0.45	$0.42	$0.48	$0.13

(1) Fiscal year 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (2)
Total interest income	$13,494	$12,111	$11,067	$11,345
Net interest income	5,773	5,778	6,196	6,697
Provision for losses on loans and leases	523	543	354	485
Income from continuing operations	1,124	1,175	1,212	1,360
Income (loss) from discontinued operations	143	(183)	(103)	(1,543)
Net income (loss)	1,267	992	1,109	(183)

Earnings per share - basic:
Income from continuing operations	$0.30	$0.32	$0.36	$0.41
Discontinued operations, net of tax	0.04	(0.05)	(0.03)	(0.46)
Net income (loss)	$0.34	$0.27	$0.33	$(0.05)

Earnings per share - diluted:
Income from continuing operations	$0.30	$0.31	$0.36	$0.40
Discontinued operations, net of tax	0.04	(0.05)	(0.03)	(0.45)
Net income (loss)	$0.34	$0.26	$0.33	$(0.05)

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years there have been no disagreements with our independent accountant on any matter of accounting principle or financial statement disclosure.

Item 9A.  Controls and Procedures

As of June 30, 2003 an evaluation was performed by the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon, and as of the date of that evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated in this Form 10-K by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after June 30, 2003.

Directors

Information concerning Directors of the Company is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after June 30, 2003.

Executive officers

Information required by this item regarding the business experience of the executive officers of the Company and the Bank is contained in Part I, Item 1 of this Form 10-K pursuant to Instruction 3 and Item 401(b) of Regulation S-K is incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after June 30, 2003.  Information contained under the headings “Board Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation” is not incorporated in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Except for the Equity Compensation Plan information set forth below, information concerning security ownership of certain beneficial owners, directors and certain executive officers is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after June 30, 2003.

The following table sets forth certain information about the Common Stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans as of June 30, 2003, including the 1996 Director Restricted Stock Plan and 2002 Stock Option Plan.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity plan compensation plans approved by stockholders	320,054	$12.10	750,000
Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A

Total	320,054	$12.10	750,000

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.  Information contained under the headings “Board Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation” is not incorporated in this Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)		The following documents are as part of this Annual Report on Form 10-K:
	(1)	See “HF Financial Corp. Index to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data” of this report.
	(2)	All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Articles of Incorporation	(1)

3.2	By-Laws	(1)

4.1	Rights Agreement	(4)

10.1	Employment Contracts between the Bank and Curtis L. Hage	(1) #

10.2	Amendment to Employment Contract between the Bank and Curtis L. Hage	(3) #

10.3	1991 Stock Option and Incentive Plan	(2) #

10.4	Articles of Incorporation of HF Card Services LLC	(3)

10.5	Amendment to 1991 Stock Option and Incentive Plan	(5) #

10.6	1996 Director Restricted Stock Plan	(5) #

10.7	Employment Contract between the Bank and Mark S. Sivertson	(6) #

10.8	Employment Contract between the Bank and Michael H. Zimmerman	(6) #

10.9	Change in Control Contract between the Bank and Mark S. Sivertson	(6) #

10.10	Change in Control Contract between the Bank and Michael H. Zimmerman	(6) #

10.11	Employment Contract between the Bank and David A. Brown	(8) #

10.12	Change in Control Contract between the Bank and David A. Brown	(8) #

10.13	Guarantee Agreement dated November 28, 2001 by and between HF Financial Corp. and Wilmington Trust Company	(9)

10.14	Indenture Agreement dated November 28, 2001 by and between HF Financial Corp. and Wilmington Trust Company	(9)

10.15	Guarantee Agreement dated July 11, 2002 by and between HF Financial Corp. and Wilmington Trust Company	(10)

10.16	Indenture Agreement dated July 11, 2002 by and between HF Financial Corp. and Wilmington Trust Company	(10)

10.17	Guarantee Agreement dated December 19, 2002 by and between HF Financial Corp. and Wilmington Trust Company	(11)

10.18	Indenture Agreement dated December 19, 2002 by and between HF Financial Corp. and Wilmington Trust Company	(11)

10.19	Letter Agreement dated June 3, 2003 between HF Financial Corp. and First Tennessee Bank, NA	(12)

10.20	$ 3.0 Million Promissory Note between HF Financial Corp. and First Tennessee Bank, NA	(12)

10.21	$ 1.5 Million Promissory Note between HF Financial Corp. and First Tennessee Bank, NA	(12)

21.1	Subsidiaries of Registrant	21.1

23.1	Consents of Experts and Counsel	23.1

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

(1)    Filed as exhibits to the Company’s Form S-1 registration statement filed on December 6, 1991 (File No. 33-44383)

 pursuant to Section 5 of the Securities Act of 1933.

(2)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(3)    Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(4)    Filed as an exhibit to the Company’s filing on Form 8-A, filed on October 28, 1996.

(5)    Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(6)    Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(7)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(8)    Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(9)    Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(10)  Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)  Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(12)  Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

#       Management or compensatory plan or arrangements required to be filed.

All of such previously filed documents are hereby incorporated in this Form 10-K by reference in accordance with Item 601 of Regulation S-K.

(b) Reports on Form 8-K

On April 29, 2003, the Company filed a Form 8-K, reporting under Item 5, “Other Events,” announcing the approval by the Company’s Board of Directors to repurchase up to 10% of its outstanding common stock through April 30, 2004, and announcing the Company’s intent to pay its regular cash dividend of 11.5 cents per share for the third quarter of the 2003 fiscal year.

 (c) Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF FINANCIAL CORP.

By	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Curtis L. Hage		/s/ Darrel L. Posegate
Curtis L. Hage, Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)		Darrel L. Posegate, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	September 24, 2003	Date:	September 24, 2003

/s/ Thomas L. Van Wyhe		/s/ Robert L. Hanson
Thomas L. Van Wyhe, Director		Robert L. Hanson, Director

Date:	September 24, 2003	Date:	September 24, 2003

/s/ Jeffrey G. Parker		/s/ JoEllen G. Koerner
Jeffrey G. Parker, Director		JoEllen G. Koerner, Ph.D., Director

Date:	September 24, 2003	Date:	September 24, 2003

/s/ William G. Pederson		/s/ Steven R. Sershen
William. G. Pederson, Director		Steven R. Sershen, Director

Date:	September 24, 2003	Date:	September 24, 2003

Index to Exhibits

Exhibit Number

10.19	Letter Agreement dated June 3, 2003 between HF Financial Corp. and First Tennessee Bank, NA

10.20	$3.0 Million Promissory Note between HF Financial Corp. and First Tennessee Bank, NA

10.21	$1.5 Million Promissory Note between HF Financial Corp. and First Tennessee Bank, NA

21.1	Subsidiaries of Registrant

23.1	Consents of Experts and Counsel

31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002