Form 10-Q
period 2003-09-30
HF FINANCIAL CORP
filed 2003-11-13
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

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

As of November 12, 2003 there were 3,260,241 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

Form 10-Q

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	September 30, 2003	June 30, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$32,172	$44,214
Securities available for sale	77,753	88,527
Federal Home Loan Bank stock	4,631	7,025
Loans held for sale	14,542	15,984

Loans and leases receivable	608,866	599,259
Allowance for loan and lease losses	(3,998)	(3,842)
Net loans and leases receivable	604,868	595,417

Accrued interest receivable	4,671	4,298
Office properties and equipment, net of accumulated depreciation	12,930	13,138
Foreclosed real estate and other properties	1,739	1,812
Cash value of life insurance	11,671	11,432
Servicing rights	4,151	4,003
Goodwill, net	4,951	5,020
Intangible asset	—	175
Other assets	9,680	9,438
Total assets	$783,759	$800,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$603,770	$621,381
Advances from Federal Home Loan Bank and other borrowings	80,061	89,819
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	27,000	20,000
Advances by borrowers for taxes and insurance	13,121	7,901
Accrued expenses and other liabilities	9,336	12,024
Total liabilities	733,288	751,125

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 4,968,293 and 4,930,391 shares issued at September 30, 2003 and June 30, 2003, respectively	50	49
Common stock subscribed for but not issued 21,395 shares	—	382
Additional paid-in capital	17,131	16,527
Retained earnings, substantially restricted	58,909	57,967
Deferred compensation	(706)	(733)
Accumulated other comprehensive income (loss), net of related deferred tax effect	(814)	(735)
Less cost of treasury stock, 1,708,946 shares	(24,099)	(24,099)
Total stockholders’ equity	50,471	49,358
Total liabilities and stockholders’ equity	$783,759	$800,483

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Continuing operations:
Interest and dividend income:
Loans and leases receivable	$9,386	$10,501
Investment securities and interest-bearing deposits	678	1,005
	10,064	11,506
Interest expense:
Deposits	2,596	3,388
Advances from Federal Home Loan Bank and other borrowings	1,319	1,383
	3,915	4,771
Net interest income	6,149	6,735
Provision for losses on loans and leases	437	1,034
Net interest income after provision for losses on loans and leases	5,712	5,701
Noninterest income:
Fees on deposits	1,072	1,083
Loan fees and service charges	676	478
Gain on sale of loans, net	568	222
Loan servicing income	419	404
Gain on sale of securities, net	—	350
Other	797	532
	3,532	3,069
Noninterest expense:
Compensation and employee benefits	4,808	4,104
Occupancy and equipment	820	821
Other	1,608	1,514
	7,236	6,439
Income from continuing operations before income taxes	2,008	2,331
Income tax expense	686	880
Income from continuing operations	1,322	1,451

Discontinued operations:
Income from operations of discontinued segment, net of income taxes of $45	—	88
(Loss) on discontinued segment, net of income taxes of $(15)	—	(29)
Income from discontinued operations	—	59
Net Income	$1,322	$1,510
Comprehensive income	$1,243	$1,235
Cash dividends paid per share	$0.1175	$0.1150

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)

Basic earnings per share:
Income from continuing operations	$0.41	$0.43
Income from discontinued operations	—	0.02
Net income	$0.41	$0.45

Diluted earnings per share:
Income from continuing operations	$0.40	$0.43
Income from discontinued operations	—	0.02
Net income	$0.40	$0.45

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$1,322	$1,510
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	437	1,034
Depreciation	413	400
Amortization of discounts and premiums on securities and other	444	312
Stock based compensation	139	101
Loans originated for resale	(61,562)	(24,219)
Proceeds from the sale of loans	63,572	17,696
(Gain) on sale of loans, net	(568)	(222)
Realized (gain) on sale of securities, net	—	(350)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	30	33
Loss on disposal of office properties and equipment, net	—	21
Change in other assets and liabilities	(2,961)	(52)
Net cash provided by (used in) operating activities	1,266	(3,736)

Cash flows from investing activities
Loans and leases purchased	(131)	(172)
Loans and leases originated and held	(38,125)	(76,639)
Principal collected on loans and leases	28,357	49,224
Securities available for sale:
Sales and maturities and repayments	10,691	20,229
Purchases	(750)	(31,157)
Purchase of Federal Home Loan Bank stock	(256)	(449)
Redemption of Federal Home Loan Bank stock	2,650	—
Proceeds from sale of office properties and equipment	—	8
Purchase of office properties and equipment	(200)	(89)
Purchase of servicing rights	(214)	(120)
Proceeds from sale of foreclosed real estate and other properties, net	246	163
Net cash provided by (used in) investing activities	2,268	(39,002)

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended September 30,
	2003	2002

Cash flows from financing activities
Net (decrease) in deposit accounts	$(17,611)	$(22,561)
Proceeds of advances from Federal Home Loan Bank and other borrowings	11,000	240,500
Payments on advances from Federal Home Loan Bank and other borrowings	(20,758)	(189,444)
Payment of debt issue costs	(158)	(150)
Proceeds from issuance of preferred securities	7,000	5,000
Increase in advances by borrowers	5,220	4,109
Purchase of treasury stock	—	(64)
Proceeds from issuance of common stock	111	—
Cash dividends paid	(380)	(384)
Net cash provided by (used in) financing activities	(15,576)	37,006

(Decrease) in cash and cash equivalents	(12,042)	(5,732)

Cash and cash equivalents
Beginning	44,214	27,546
Ending	$32,172	$21,814

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$6,603	$4,964
Cash payments for income and franchise taxes, net	134	81

Supplemental Schedule of Noncash Investing and Financing Activities
Other investments reclassified as cash and cash equivalents	$98	$—
Other investments reclassified as other assets	95	—

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended September 30, 2003 and 2002

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

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, HomeFirst Mortgage Corp. (the “Mortgage Corp.”), HF Card Services, LLC (“HF Card”), HF Financial Group, Inc. (“HF Group”), HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”), Home Federal Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, Hometown Insurors, Inc. (“Hometown”), Mid America Capital Services, Inc. (“Mid America Leasing”), Home Federal Securitization Corp. (“HFSC”), Mid-America Service Corporation and PMD, Inc.  Trust IV was formed on September 25, 2003.  See Note 5.  All intercompany balances and transactions have been eliminated in consolidation.

Stock-based compensation:  The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  Accordingly, no stock-based employee compensation cost has been recognized for grants under the fixed stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  These stock-based compensation plans are described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, under Note 18 of “Notes to Consolidated Financial Statements.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended September 30,
	2003	2002
	(Dollars in Thousands, Except Per Share Data)

Net income, as reported	$1,322	$1,510
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(34)
Pro forma net income	$1,286	$1,476

Basic earnings per share:
As reported	$0.41	$0.45
Pro forma	0.40	0.44

Diluted earnings per share:
As reported	$0.40	$0.45
Pro forma	0.39	0.44

NOTE 2.                REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its capital requirements at September 30, 2003:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital:
Required	$31,057	4.00%
Actual	66,896	8.62
Excess	35,839	4.62

Risk-based capital:
Required	$51,276	8.00%
Actual	66,676	10.40
Excess	15,400	2.40

NOTE 3.                EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended September 30, 2003 and 2002 was 3,236,338 and 3,335,189, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended September 30, 2003 and 2002 was 3,338,431 and 3,364,660, respectively

NOTE 4.          FORMATION OF HF SECURITIZATION CORP. AND CONSUMER LOAN SECURITIZATION

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50.0 million for a gain of $308,000 through HFSC and Home Federal Automobile Securitization Trust 2003-A (“Automobile Securitization Trust”).  As part of the sales transaction, the Bank retains servicing responsibilities.  In addition, the Bank retains the rights to cash flows remaining after investors in the Automobile Securitization Trust have received their contractual payments and has pledged a $2.4 million reserve fund to the Automobile Securitization Trust.  These retained interests are subordinated to investors’ interests.  The investors and Automobile Securitization Trust have no recourse to the Bank’s other assets for failure of debtors to pay when due.

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

Key economic assumptions used and the sensitivity of fair value of the retained interest as of September 30, 2003 are as follows:

	Retained Interest	Servicing Rights

Fair Value	$3,457	$154
Weighted average life (in years)	3.15	3.15
Prepayment speed (ABS annual rate):	21.60%	21.60%
Impact on fair value of 10% adverse change	$(48)	$(11)
Impact on fair value of 20% adverse change	(91)	(22)
Credit losses (annual rate):	0.63%	0.63%
Impact on fair value of 10% adverse change	$(32)	$—
Impact on fair value of 20% adverse change	(43)	—
Discount rate:	11.91%	10.00%
Impact on fair value of 10% adverse change	$(54)	$(1)
Impact on fair value of 20% adverse change	(97)	(2)

These sensitivities are hypothetical and should be used with caution.  Changes in fair value based on a 10.0% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another (i.e., increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Static pool losses are calculated by summing the actual and projected future credit losses and dividing the total by the original balance of the pool of loans.  The expected static pool losses of the loans securitized in 2003 is 0.55%.

NOTE 5.          COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES

On September 25, 2003, the Company issued $7.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust IV.  Trust IV exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust IV.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.10% adjusted quarterly.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 8, 2033.  At the end of the deferral period, all accumulated and unpaid distributions will be paid.  The capital securities must be redeemed on October 8, 2033; however, the Company has the option to shorten the maturity date to a date not earlier than October 8, 2008.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

NOTE 6.                SALE OF PROPERTY AND CASUALTY BOOK OF BUSINESS

The Company sold the property and casualty book of business of Hometown to a third party as of July 31, 2003 for total proceeds of $375,000 and recorded an after tax gain of $77,000.  The transaction had an immaterial impact on the Company’s financial position and results of operations.

NOTE 7.                SEGMENT REPORTING

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

The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources and monitoring performance, which is primarily based on products.

Three Months Ended September 30, 2003	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$6,455	$(306)	$6,149
Intersegment interest income	(206)	206	—
Provision for losses on loans and leases	(437)	—	(437)
Noninterest income	3,486	46	3,532
Intersegment noninterest income	(88)	88	—
Noninterest expense	(6,952)	(284)	(7,236)
Intersegment noninterest expense	2	(2)	—
Income (loss) from continuing operations before income taxes	$2,260	$(252)	$2,008

Total assets at September 30, 2003	$780,747	$3,012	$783,759

Three Months Ended September 30, 2002	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$6,955	$(220)	$6,735
Intersegment interest income	(241)	241	—
Provision for losses on loans and leases	(1,034)	—	(1,034)
Noninterest income	2,930	139	3,069
Intersegment noninterest income	(90)	90	—
Noninterest expense	(6,110)	(329)	(6,439)
Intersegment noninterest expense	1	(1)	—
Income (loss) from continuing operations before income taxes	$2,411	$(80)	$2,331

Total assets at September 30, 2002	$758,944	$3,531	$762,475

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

The Company is a financial services provider and, as such, has inherent risks that must be managed in order to achieve net income.  Primary risks that affect net income include credit risk, liquidity risk, operational risk, regulatory compliance risk and reputation risk.  The Company’s net income is derived by managing net interest margin, the ability to collect fees from services provided, by controlling the costs of delivering services and the management of loan and lease losses.  The primary source of revenues comes from the net interest margin, which represents the difference between income on interest-earning assets (i.e. loans and investment securities) and expense on interest-bearing liabilities (i.e. deposits and borrowed funding).  The net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  Fees earned include charges for deposit services, trust services and loan services.  Personnel costs are the primary expenses required to deliver the services to customers.  Other costs include occupancy and equipment and general and administrative expenses.

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

Financial Condition Data

At September 30, 2003, the Company had total assets of $783.8 million, a decrease of $16.7 million from the level at June 30, 2003.  The decrease in assets was due primarily to decreases in cash and cash equivalents of $12.0 million, securities available for sale of $10.8 million, Federal Home Loan Bank (“FHLB”) stock of $2.4 million and loans held for sale of $1.4 million offset by an increase in net loans and leases receivable of $9.5 million.  The decrease in liabilities of $17.8 million was due to decreases in deposits of $17.6 million, advances from the FHLB and other borrowings of $9.8 million and accrued expenses and other liabilities of $2.7 million offset by an increase in the liability for company obligated mandatorily redeemable preferred securities of $7.0 million and advances by borrowers for taxes and insurance of $5.2 million from the levels at June 30, 2003.  In addition, stockholders’ equity increased to $50.5 million at September 30, 2003 from $49.4 million at June 30, 2003 primarily due to net income of $1.3 million offset by cash dividends paid of $379,000.

The decrease in cash and cash equivalents of $12.0 million was due primarily to decreased liquidity.  Federal funds sold decreased $8.0 million in part due to not renewing maturing advances with the FHLB.  See “Liquidity and Capital Resources.”

The decrease in securities available for sale of $10.8 million was primarily the result of sales, maturities and repayments of $10.7 million exceeding purchases of $750,000.  Included in the $10.7 million of sales, maturities and repayments was approximately $8.8 million of mortgage-backed securities principal repayments.  Approximately 78% of the mortgage-backed securities principal payments were variable-rate.  Variable-rate mortgage-backed securities comprise 58.4% of the Company’s securities available for sale portfolio.  The purchases consisted of tax-exempt municipal bonds.

The net decrease in FHLB stock of $2.4 million was a result of the Company’s redemption of $2.7 million of stock, through the Bank, due to a FHLB capital structure change effective July 1, 2003.

The decrease in loans held for sale of $1.4 million was primarily related to a $1.8 million decrease in mortgage loan closings during September 2003 as compared to June 2003.

The increase in net loans and leases receivable of $9.5 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  Consumer indirect automobile loans increased $7.8 million over the levels at June 30, 2003.  Residential mortgage loan production increased 72.6% in dollar volume for the three months ended September 30, 2003 as compared to the same period in the prior fiscal year.

The $17.6 million decrease in deposits was primarily due to decreases in demand accounts of $9.4 million, savings accounts of $7.7 million and in-market certificates of deposits of $5.5 million offset by increases in money market accounts of $3.1 million and out-of-market certificates of deposit of $1.8 million.  Of the $9.4 million decrease in demand accounts, a $13.2 million decrease was attributable to a decline in public fund money and of the $7.7 million decrease in savings, a $8.5 million decrease was attributable to a decline in public fund money.

Advances from the FHLB and other borrowings decreased $9.8 million primarily due to the Company’s  repayment on two short-term notes with First Tennessee Bank, NA totaling $4.0 million and maturing advances with the FHLB in the amount of $4.9 million.

Accrued expenses and other liabilities decreased $2.7 million primarily due to the payment of accrued compensation expenses of $749,000, treasury, tax and loan obligations of $1.2 million and collections due on loans sold to third parties of $1.0 million.

The liability for company obligated mandatorily redeemable preferred securities increased $7.0 million due to the Company issuing additional trust preferred securities through Trust IV.  See Note 5.

The $5.2 million increase in advances by borrowers for taxes and insurance was due primarily to the receipt of escrow payments in excess of amounts paid out.  The major escrow payments are primarily paid semiannually in April and October.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts at the dates indicated.

	At September 30, 2003		At June 30, 2003
	Amount	Percent of Loans in Each Category	Amount	Percent of Loans in Each Category
	(Dollars in Thousands)

One-to four-family (1)	$84,725	13.91%	$83,722	13.97%
Commercial real estate	93,089	15.29%	93,192	15.55%
Multi-family real estate	48,342	7.94%	49,171	8.21%
Commercial business	111,725	18.35%	113,406	18.93%
Equipment finance leases	22,163	3.64%	23,070	3.85%
Consumer	181,782	29.86%	171,774	28.66%
Agricultural	61,655	10.13%	58,095	9.69%
Construction and development	4,024	0.66%	5,357	0.89%
Mobile homes	1,361	0.22%	1,472	0.25%
Total Loans and Leases Receivable	$608,866	100.00%	$599,259	100.00%

(1) Excludes $14,542 and $15,984 loans held for sale at September 30, 2003 and June 30, 2003, respectively.

	At September 30, 2003		At June 30, 2003
	Amount	Percent of Deposits in Each Category	Amount	Percent of Deposits in Each Category
	(Dollars in Thousands)

Noninterest bearing checking accounts	$64,542	10.69%	$77,004	12.39%
Interest bearing accounts	46,785	7.75%	43,699	7.03%
Money market accounts	181,226	30.02%	178,113	28.66%
Savings accounts	46,798	7.75%	54,462	8.77%
Certificates of deposit	264,419	43.79%	268,103	43.15%
Total Deposits	$603,770	100.00%	$621,381	100.00%

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the three months ended September 30, 2003 and 2002 include fees which are considered adjustments to yield.  Balances related to discontinued credit card loan operations have been reclassified to non-interest earning assets for all periods presented.

	THREE MONTHS ENDED SEPTEMBER 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$623,533	$9,386	5.97%	$581,730	$10,501	7.16%
Investment securities (2) (3)	94,486	643	2.70%	88,109	957	4.31%
FHLB stock	4,680	35	2.97%	6,363	48	2.99%

Total interest-earning assets	722,699	$10,064	5.52%	676,202	$11,506	6.75%
Noninterest-earning assets	61,676			47,510
Total assets	$784,375			$723,712

Interest-bearing liabilities:
Deposits:
Checking and money market	$224,138	$631	1.12%	$189,719	$739	1.55%
Savings	47,183	70	0.59%	40,752	101	0.98%
Certificates of deposit	264,447	1,895	2.84%	253,892	2,548	3.98%
Total interest-bearing deposits	535,768	2,596	1.92%	484,363	3,388	2.78%
FHLB advances and other borrowings	85,774	1,014	4.69%	104,371	1,169	4.44%
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	22,333	305	5.42%	14,176	214	5.99%
Total interest-bearing liabilities	643,875	3,915	2.41%	602,910	4,771	3.14%
Noninterest-bearing deposits	69,924			52,909
Other liabilities	20,813			18,633
Total liabilities	734,612			674,452
Equity	49,763			49,260
Total liabilities and equity	$784,375			$723,712

Net interest income; interest rate spread (4)		$6,149	3.11%		$6,735	3.61%

Net interest margin (4) (5)			3.38%			3.95%

(1) Includes interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold.

(3) Yields do not reflect the tax exempt nature of municipal securities.

(4) Percentages for the three months ended September 30, 2003 and September 30, 2002 have been annualized.

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

	Three Months Ended September 30, 2003 vs 2002
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$755	$(1,870)	$(1,115)
Other investment securities	69	(383)	(314)
FHLB stock	(13)	—	(13)

Total interest-earning assets	$811	$(2,253)	$(1,442)

Interest-bearing liabilities:
Deposits:
Checking and money market	$134	$(242)	$(108)
Savings	16	(47)	(31)
Certificates of deposit	106	(759)	(653)
Total deposits	256	(1,048)	(792)
FHLB advances and other borrowings	(208)	53	(155)
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	123	(32)	91

Total interest-bearing liabilities	$171	$(1,027)	$(856)

Net interest income			$(586)

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

The allowance is compiled by utilizing the Company’s loan risk rating system which is structured to identify weaknesses in the loan portfolio.  The risk rating system has evolved to a process whereby management believes the system will properly identify the credit risk associated with the loan portfolio.  Due to the stratification of loans for the allowance calculation, the estimate of the allowance for loan and lease losses could change materially if the loan risk rating system would not properly identify the strength of a large or a few large loan customers.  Although management believes that it uses the best information available to determine the allowance, unforeseen market or borrower conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.

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

Due to the substantial decline in interest rates over the last several quarters, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s analysis of MSRs at quarter-end, there is no impairment to the MSRs.

Retained Interest from Securitization – The Company recorded an asset as a result of the automobile securitization.  See Note 4.  This asset is recorded based on present value concepts of future expected cash flows.  The assumptions used to calculate the initial retained interest value and subsequent assumptions are based the best information available.  The value of the retained interest may change significantly if actual cash flows differ from expected cash flows.

Asset Quality and Potential Problem Loans

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

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $4.8 million at September 30, 2003 from $6.2 million at June 30, 2003, a decrease of $1.4 million, or 22.6%.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.62% at September 30, 2003 as compared to 0.77% at June 30, 2003.  The decrease in the ratio of nonperforming assets to total assets at September 30, 2003 as compared to June 30, 2003 was due to the decrease in nonperforming assets of $1.4 million.  In addition, asset quality continues to improve in part due to significant impaired loan credit resolution and the Company’s conservative underwriting on new loan production.

Nonaccruing loans and leases decreased 20.5% or $900,000 to $3.5 million at September 30, 2003 compared to $4.4 million at June 30, 2003.  Included in nonaccruing loans and leases at September 30, 2003 were four loans totaling $228,000 secured by one- to four-family real estate, three loans totaling $278,000 secured by commercial real estate, ten commercial business loans totaling $244,000, four equipment finance leases totaling $11,000, two agricultural loans totaling $1.9 million, forty consumer loans totaling $821,000 and five mobile home loans totaling $37,000.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have decreased $1.2 million or 20.7% from the levels at June 30, 2003.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans and leases are deemed impaired.  Loans and leases that are not performing do not necessarily result in a loss.

As of September 30, 2003, the Company had $261,000 of foreclosed assets.  The balance of foreclosed assets at September 30, 2003 consisted of $122,000 in consumer collateral and $139,000 in single-family residences.  The Company did not have any foreclosed assets secured by mobile home loans at September 30, 2003.

At September 30, 2003, the Company had criticized $3.3 million of its assets as special mention and classified $11.7 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At September 30, the Company had $49.4 million in multi-family, commercial real estate and agricultural participation loans purchased, of which $2.1 million or 4.3%, were included in the Company’s $11.7 million of classified assets.  Other potential problem loans and leases are included in criticized and classified assets.  Criticized and classified loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for  loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the September 30, 2003 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at September 30, 2003 will be adequate in the future.

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

	Nonperforming Assets As Of
	September 30, 2003	June 30, 2003
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$228	$103
Commercial real estate	278	310
Commercial business	244	472
Equipment finance leases	11	30
Consumer	821	875
Agriculture	1,853	2,541
Mobile homes	37	34
Total	3,472	4,365

Accruing loans and leases delinquent more than 90 days:
One- to four-family	—	330
Commercial real estate	42	42
Commercial business	308	779
Equipment finance leases	569	313
Consumer	11	2
Agriculture	182	—
Total	1,112	1,466

Foreclosed assets: (1)
One- to four-family	139	258
Consumer	122	77
Total	261	335

Total nonperforming assets	$4,845	$6,166

Ratio of nonperforming assets to total assets	0.62%	0.77%

Ratio of nonperforming loans and leases to total loans and leases (2)	0.74%	0.95%

(1) Total foreclosed assets do not include land or other real estate owned held for sale.

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

	Three Months Ended September 30,
	2003	2002
	(Dollars in Thousands)

Balance at beginning of period	$3,842	$4,461
Charge-offs:
One- to four-family	(6)	—
Commercial business	(72)	(53)
Equipment finance leases	(7)	(54)
Consumer	(258)	(272)
Mobile homes	—	(18)
Total charge-offs	(343)	(397)

Recoveries:
One- to four-family	4	—
Commercial business	1	—
Equipment finance leases	12	6
Consumer	42	96
Mobile homes	3	2
Total recoveries	62	104

Net (charge-offs)	(281)	(293)

Additions charged to operations	437	1,034

Balance at end of period	$3,998	$5,202

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.05)%	(0.05)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.64%	0.86%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (1)	87.22%	46.31%

(1) Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary at the dates indicated are summarized in the following tables.  The combination of FASB 5 and FASB 114 calculations comprise the Company’s allowance for loan and lease losses.

	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance
Loan Type	At September 30, 2003		At June 30, 2003
	(Dollars in Thousands)

One- to four-family	$22	$—	$28	$—
Commercial real estate	109	—	130	—
Multi-family real estate	98	—	111	—
Commercial business	710	116	652	132
Equipment finance leases	256	—	250	—
Consumer	1,622	—	1,538	—
Agricultural	309	723	230	714
Mobile homes	33	—	57	—
Total	$3,159	$839	$2,996	$846

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At September 30, 2003
	(Dollars in Thousands)

Commercial business	6	$169	$116
Other agriculture loans	1	1,853	723
Total	7	$2,022	$839

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2003

Commercial business	8	$354	$132
Agriculture real estate	1	27	—
Other agriculture loans	3	2,293	714
Total	12	$2,674	$846

The allowance for loan and lease losses was $4.0 million at September 30, 2003 as compared to $5.2 million at September 30, 2002.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.64% at September 30, 2003 compared to 0.86% at September 30, 2002, a decrease of 25.6%.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. Office of Thrift Supervision (“OTS”) regulators have reviewed the Company’s methodology for determining allowance requirements on the Company’s loan and lease portfolio and have made no required recommendations for increases in the allowances during the three months ended September 30, 2003.

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

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002

Continued Operations:

General.  The Company’s net income from continuing operations was $1.3 million or $0.41 and $0.40 for basic and diluted earnings per share, respectively, for the three months ended September 30, 2003, a $200,000 decrease in earnings compared to $1.5 million or $0.43 for both basic and diluted earnings per share for the same period in the prior fiscal year.  For the three months ended September 30, 2003, the return on average equity from continuing operations was 10.63%, a 9.8% decrease compared to 11.78% for the same period in the prior fiscal year.  For the three months ended September 30, 2003, the return on average assets from continuing operations was 0.67%, a 16.3% decrease compared to 0.80% for the same period in the prior fiscal year.  As discussed in more detail below, the decreases were due to a variety of key factors, including a decrease in net interest income of $586,000 and an increase in noninterest expense of $797,000 offset by decreases in the provision for losses on loans and leases of $597,000 and income tax expense of $194,000 and an increase in noninterest income of $463,000.

Interest and Dividend Income.  Interest and dividend income was $10.1 million for the three months ended September 30, 2003 as compared to $11.5 million for the same period in the prior fiscal year, a decrease of $1.4 million or 12.2%.  A $2.3 million decrease in interest and dividend income was the result of a 18.2% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 5.52% for the three months ended September 30, 2003 as compared to 6.75% for the same period in the prior fiscal year.  For the three months ended September 30, 2003, the average yield on loans and leases receivable was 5.97%, a decrease of 16.6% from 7.16% for the same period in the prior fiscal year.  The overall decrease in interest and dividend income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2001 to September 30, 2003, the prime rate dropped from 6.75% to 4.00%.  Average volume increases of $41.8 million in loans and leases receivable contributed to a $755,000 increase in interest and dividend income for the three months ended September 30, 2003 as compared to the same period in the prior fiscal year.  As of June 30, 2003 and September 30, 2003,  the Bank stated it had exceeded the 20% Home Owners’ Loan Act (“HOLA”) limitation for commercial loans. This calculation was based on information provided in OTS filings.  The Bank has reviewed its options with the OTS and has been informed by the OTS that it can designate loans under HOLA as real estate if the Bank substantially relies upon a security interest in real estate given by the borrower as a condition of making the loan.  The Bank is in the process of reviewing the loans classified as commercial with real estate security in order to determine if reclassification is possible.  Based upon preliminary findings, the Bank anticipates the HOLA percentage for commercial loans will be back in compliance with the 20% limitation following certain reclassifications.  The Bank will finalize and submit its findings to the OTS.

Interest Expense.  Interest expense was $3.9 million for the three months ended September 30, 2003 as compared to $4.8 million for the same period in the prior fiscal year, a decrease of $856,000 or 17.8%.  A $1.0 million decrease in interest expense was the result of a 23.2% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 2.41% for the three months ended September 30, 2003 as compared to 3.14% for the same period in the prior fiscal year.  For the three months ended September 30, 2003, the average rate paid on interest-bearing deposits was 1.92%, a decrease of 30.9% from 2.78% for the same period in the prior fiscal year.  Average volume decrease on FHLB advances and other borrowings of $18.6 million also contributed to a $208,000 decrease in interest expense for the three months ended September 30, 2003 as compared to the same period in the prior fiscal year.  Average volume increases of $51.4 million in interest-bearing deposits and $8.2 million in company obligated mandatorily redeemable preferred securities of subsidiary trusts contributed to an increase of $256,000 and $123,000, respectively, for the three months ended September 30, 2003 as compared to the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income from continuing operations for the three months ended September 30, 2003 decreased $586,000, or 8.7%, to $6.1 million compared to $6.7 million for the same period in the prior fiscal year.  The decrease in net interest income was due primarily to a decreasing net interest margin as national rates continued to remain low over the prior year.  The Company’s net interest margin was 3.38% for the first quarter of fiscal 2004 as compared to 3.95% for the same period in the prior fiscal year.

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

During the three months ended September 30, 2003, the Company recorded a provision for losses on loans and leases of $437,000 compared to $1.0 million for the three months ended September 30, 2002, an decrease of $597,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $3.5 million for the three months ended September 30, 2003 as compared to $3.1 million for the three months ended September 30, 2002, an increase of $463,000  or 14.9%.  The increase in noninterest income was due primarily to increases in net gain on sale of loans of $346,000, loan fees and service charges of $198,000 and other noninterest income of $265,000 offset by a decrease in net gain on sale of securities of  $350,000.

Net gain on sale of loans increased 155.9% to $568,000 for the three months ended September 30, 2003 as compared to $222,000 for the same period in the prior fiscal year primarily due to an increase in the amount of residential mortgage loans sold into the secondary market during the first quarter of fiscal 2004 as compared to the same period in the prior fiscal year.  Residential mortgage loan production increased 72.6% in dollar volume for the three months ended September 30, 2003 as compared to the same period in the prior fiscal year.  As is the case with the industry, residential mortgage loan pipelines decreased back to more historical levels at September 30, 2003 and will be reflected in the second quarter of fiscal 2004.

Loan fees and service charges increased 41.4% to $676,000 for the three months ended September 30, 2003 as compared to $478,000 for same period in the prior fiscal year.  Residential mortgage loan production increase as discussed above attributed to the increase over the same period in the prior fiscal year.

Other noninterest income increased 49.8% to $797,000 for the three months ended September 30, 2003 as compared to $532,000 for the same period in the prior fiscal year due to income in the amount of $121,000 recorded on the retained interest obtained through the securitization of automobile loans during the third quarter of fiscal 2003.  See Note 4.  In addition, the Bank recorded an increase of $79,000 in other noninterest income for bank owned life insurance (“BOLI”) as compared to the same period in the prior fiscal year.  Also included in noninterest income for the three months ended September 30, 2003 is $116,000 net gain on the sale of the Company’s property and casualty book of business.

Net gain on sale of securities decreased $350,000 for the three months ended September 30, 2003 as compared to the same period in the prior fiscal year due to no sales occurring during the first quarter of fiscal 2004.

Noninterest Expense.  Noninterest expense was $7.2 million for the three months ended September 30, 2003 as compared to $6.4 million for the three months ended September 30, 2002, an increase of $797,000 or 12.5%.  The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $704,000 and other expenses of $94,000.

Compensation and employee benefits increased 17.1% to $4.8 million for the three months ended September 30, 2003 as compared to $4.1 million for the same period in the prior fiscal year primarily due to increases in employee base compensation of $229,000, variable compensation (performance incentives) of $32,000 and increased health claims, net of stop loss, of $342,000.  The Company has had a self-insured health plan for nine years.

Income tax expense.  The Company’s income tax expense for the three months ended September 30, 2003 decreased $194,000 or 22.0% to $686,000 compared to $880,000 for the same period in the prior fiscal year.  The decrease was primarily due to a reduction in the Company’s effective tax rate due to changes in permanent tax differences.   The effective tax rate was 34.2% and 37.8% for the three months ended September 30, 2003 and September 30, 2002, respectively.

Discontinued Operations:

Income from discontinued operations.  Income from discontinued operations decreased $59,000 for the three months ended September 30, 2003 compared to the same period in the prior fiscal year primarily due to the sale of the credit card loan portfolio on January 31, 2003.  There was no activity from the discontinued operations during the first quarter of fiscal 2004.

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

Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  At September 30, 2003, the Bank had $16.0 million invested in federal funds sold.  During the three months ended September 30, 2003, the Bank decreased its borrowings with the FHLB by $5.2 million.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At September 30, 2003, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $87.4 million and to sell mortgage loans of $25.0 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to fundings for use in liquidity management.  At September 30, 2003, the Bank had no outstanding commitments to purchase or sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank currently has two $10.0 million unsecured lines of federal funds with correspondent banks.  There were no funds drawn on either line of credit at September 30, 2003.  Also, the Bank has implemented arrangements to acquire out-of- market certificates of deposit and money market accounts as an additional source of funding.  As of September 30, 2003, the Bank had $37.5 million in out-of-market certificates of deposit and $15.0  million in out-of-market money market accounts.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company issued trust preferred securities during the first quarter of fiscal 2004 in order to increase its liquidity and payoff two unsecured notes with First Tennessee Bank, NA totaling $4.5 million.   See Note 5.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors’ approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of tier 1 (core) capital.

The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on May 1, 2003 may be acquired through April 30, 2004.  A total of 48,600 shares of common stock have been purchased pursuant to the current program, with no shares purchased during the three months ended September 30, 2003.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at September 30, 2003, the Bank met all current capital requirements.

The OTS has adopted capital requirement for savings institutions comparable to the requirement for national banks.  The minimum OTS core capital requirement for well capitalized institutions is 4.00% of total adjusted assets for thrifts.  The Bank had tier 1 (core) capital of 8.62% at September 30, 2003.  The minimum OTS risk-based capital requirement for well capitalized institutions is 8.00% of risk-weighted assets.  The Bank had risk-based capital of 10.40% at September 30, 2003.

Off-Balance Sheet Financing Arrangements

During fiscal 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Automobile Securitization Trust.  As a result of this securitization transaction, the Bank had sold automobile loans in the amount of $29.8 million at September 30,

2003.  As part of the sales transaction, the Bank retains servicing responsibilities and a retained interest in the receivables which is subordinated to third party investors’ interests.  The receivables were sold without legal recourse to third party conduits.  The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing.  It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank  access to the national capital markets.  See Note 4 for further detail.

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

The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  No stock-based employee compensation cost has been recognized for grants under the Company’s fixed stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company continues to monitor the progress of the FASB regarding its SBC project and will continue applying the guidance of APB Opinion No. 25.  The Company will reevaluate its accounting policy on SBC upon the FASB’s issuance of an exposure draft and final accounting standard regarding SBC as a result of its current SBC project.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of Interpretation No. 46 apply immediately to period interest entities created after January 31, 2003.  The consolidation requirements for older entities were effective at the beginning of the first interim period beginning after June 15, 2003, however, on October 8, 2003 the FASB deferred the implementation date of Interpretation No. 46 until the first period ending after December 15, 2003.  Management does not believe the full adoption of Interpretation No. 46 will have a material effect on the Company’s financial position, liquidity or results of operation, however, interpretations of this standard and its application to various transaction types and structures are evolving.

In April 2003, FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this Statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and (iv) amends certain other existing pronouncements.  The changes will result in more consistent reporting on contracts and hedging relationships entered into or modified after June 30, 2003.   The adoption of this Statement did not have a material effect on the Company’s financial position, liquidity or results of operations.

In May 2003, FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The adoption of this Statement did not have a material effect on the Company’s financial position, liquidity or results of operations, however, management continues to review guidance from the FASB and Federal Reserve.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the NPV estimate indicates an increase in net value.  The converse situation can also be  expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at June 30, 2003 (the most recent report available) and September 30, 2002, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or –100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and –300 NPV were not estimated by the OTS.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 or that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2003 changed significantly when compared to June 30, 2003.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2003” and “Selected Asset and Liability Price Tables as of September 30, 2002”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  Depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an increasing rate environment even as the NPV estimate indicates an increase in net value.  The converse situation can also be  expected.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2003

	Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates	NPV Amount	Amount	Percent
	(Dollars in thousands )
Basis Points

+300	$80,157	$2,306	3%
+200	80,555	2,703	3
+100	79,200	1,348	2
—	77,852	—	—
-100	76,488	(1,364)	(2)

September 30, 2002

	Estimated	Estimated Increase (Decrease) in NPV
Change in Interest Rates	NPV Amount	Amount	Percent
	(Dollars in thousands )
Basis Points

+300	$80,477	$251	0%
+200	82,380	2,154	3
+100	82,416	2,190	3
—	80,226	—	—
-100	78,370	(1,856)	(2)

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

ITEM 4.  CONTROLS AND PROCEDURES

Management, including the Company’s Chairman, President and Chief Executive Officer and the Executive Vice President, Chief Financial Officer and Treasurer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chairman, President and Chief Executive Officer and the Executive Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in internal control over financial reporting or in other factors that could significantly affect the Company’s internal control over financial reporting subsequent to September 30, 2003.

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

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

Regulation S-K Exhibit Number	Document
10.1	Guarantee Agreement dated September 25, 2003 by and between HF Financial Corp. and Wilmington Trust Company
10.2	Indenture Agreement dated September 25, 2003 by and between HF Financial Corp. and Wilmington Trust Company
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Executive Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On July 16, 2003, the Company filed Form 8-K, reporting under Item 9, “Regulation FD Disclosure (Information Provided Under Item 12),” announcing the resolution to an impaired loan.

On July 29, 2003, the Company filed Form 8-K, reporting under Item 12, “Results of Operations and Financial Condition,” announcing results for the fourth quarter and fiscal year ended June 30, 3003.

On August 18, 2003, the Company filed Form 8-K, reporting under Item 5, “Other Events,” announcing the sale of the Property and Casualty book of business of Hometown Insurors, Inc. to Olson and Associates Insurors, Inc. of Sioux Falls, SD.

On September 30, 2003, the Company filed Form 8-K, reporting under Item 5, “Other Events,” announcing the issue of $7.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of HF Financial Capital Trust IV.

HF FINANCIAL CORP.

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.
(Registrant)

Date:	November 13, 2003	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Duly Authorized Officer)

Date:	November 13, 2003	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)