Form 10-Q
period 2003-12-31
HF FINANCIAL CORP
filed 2004-02-10
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2003

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

As of February 9, 2004 there were 3,583,207 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

Form 10-Q

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	December 31, 2003	June 30, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$27,571	$44,214
Securities available for sale	99,074	88,527
Federal Home Loan Bank stock	4,694	7,025
Loans held for sale	10,612	15,984
Loans and leases receivable	601,899	599,259
Allowance for loan and lease losses	(4,013)	(3,842)
Net loans and leases receivable	597,886	595,417
Accrued interest receivable	4,114	4,298
Office properties and equipment, net of accumulated depreciation	12,757	13,138
Foreclosed real estate and other properties	1,597	1,812
Cash value of life insurance	11,805	11,432
Servicing rights	4,447	4,003
Goodwill, net	4,951	5,020
Intangible asset	—	175
Other assets	9,030	9,438
Total assets	$788,538	$800,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$625,008	$621,381
Advances from Federal Home Loan Bank and other borrowings	68,088	89,819
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	27,000	20,000
Advances by borrowers for taxes and insurance	7,643	7,901
Accrued expenses and other liabilities	9,718	12,024
Total liabilities	737,457	751,125

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,308,441 and 5,252,535 shares issued at December 31, 2003 and June 30, 2003, respectively	53	49
Common stock subscribed for but not issued, 23,534 shares at June 30, 2003	—	382
Additional paid-in capital	17,318	16,527
Retained earnings, substantially restricted	59,793	57,967
Deferred compensation	(605)	(733)
Accumulated other comprehensive income (loss), net of related deferred tax effect	(948)	(735)
Less cost of treasury stock, 1,734,546 and 1,708,946 shares at December 31, 2003 and June 30, 2003, respectively	(24,530)	(24,099)
Total stockholders’ equity	51,081	49,358
Total liabilities and stockholders’ equity	$788,538	$800,483

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Continuing operations:
Interest, dividend and loan fee income:
Loans and leases receivable	$9,112	$10,489	$18,718	$21,173
Investment securities and interest-bearing deposits	732	1,027	1,410	2,032
	9,844	11,516	20,128	23,205
Interest expense:
Deposits	2,477	3,332	5,073	6,720
Advances from Federal Home Loan Bank and other borrowings	1,247	1,405	2,566	2,788
	3,724	4,737	7,639	9,508
Net interest income	6,120	6,779	12,489	13,697
Provision for losses on loans and leases	634	449	1,071	1,483
Net interest income after provision for losses on loans and leases	5,486	6,330	11,418	12,214
Noninterest income:
Fees on deposits	1,057	1,123	2,129	2,206
Loan servicing income	419	364	838	768
Gain on sale of loans, net	312	449	834	666
Gain on sale of securities, net	42	—	42	350
Other	642	611	1,439	1,143
	2,472	2,547	5,282	5,133
Noninterest expense:
Compensation and employee benefits	3,539	3,916	7,851	7,720
Occupancy and equipment	822	853	1,636	1,674
Other	1,555	1,774	3,163	3,288
	5,916	6,543	12,650	12,682
Income from continuing operations before income taxes	2,042	2,334	4,050	4,665
Income tax expense	773	790	1,459	1,670
Income from continuing operations	1,269	1,544	2,591	2,995

Discontinued operations:
Income from operations of discontinued segment, net of income taxes of $54 and $100	—	105	—	193
(Loss) on discontinued segment, net of income taxes of $(111) and $(126)	—	(215)	—	(244)
Income from discontinued operations	—	(110)	—	(51)
Net Income	$1,269	$1,434	$2,591	$2,944
Comprehensive income	$1,135	$1,290	$2,378	$2,525
Cash dividends paid per share (1)	$0.1068	$0.1045	$0.2136	$0.2091

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Basic earnings per share: (1)
Income from continuing operations	$0.35	$0.42	$0.73	$0.82
Income from discontinued operations	—	(0.03)	—	(0.02)
Net income	$0.35	$0.39	$0.73	$0.80

Diluted earnings per share: (1)
Income from continuing operations	$0.34	$0.41	$0.70	$0.81
Income from discontinued operations	—	(0.03)	—	(0.02)
Net income	$0.34	$0.38	$0.70	$0.79

(1) Retroactively adjusted for the 10%stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities
Net income	$2,591	$2,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Provision for losses on loans and leases	1,071	1,483
Depreciation	803	824
Amortization of discounts and premiums
on securities and other	821	656
Stock based compensation	170	123
Loans originated for resale	(85,199)	(72,926)
Proceeds from the sale of loans	91,405	62,441
(Gain) on sale of loans, net	(834)	(677)
Realized (gain) on sale of securities, net	(42)	(350)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	92	70
Loss on disposal of office properties and equipment, net	1	20
Change in other assets and liabilities	(1,821)	(6,410)
Net cash provided by (used in) operating activities	9,058	(11,802)

Cash flows from investing activities
Loans and leases purchased	(2,186)	(172)
Loans and leases originated and held	(101,701)	(126,692)
Principal collected on loans and leases	100,346	85,494
Securities available for sale:
Sales and maturities and repayments	21,050	32,851
Purchases	(32,659)	(44,760)
Purchase of Federal Home Loan Bank stock	(850)	(694)
Redemption of Federal Home Loan Bank stock	3,181	—
Proceeds from sale of office properties and equipment	—	9
Purchase of office properties and equipment	(417)	(752)
Purchase of servicing rights	(542)	(263)
Proceeds from sale of foreclosed real estate and other properties, net	426	455
Net cash (used in) investing activities	(13,352)	(54,524)

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended December 31,
	2003	2002

Cash flows from financing activities
Net increase in deposit accounts	$3,627	$68,292
Proceeds of advances from Federal Home Loan Bank and other borrowings	53,000	473,250
Payments on advances from Federal Home Loan Bank and other borrowings	(74,731)	(471,537)
Payment of debt issue costs	(158)	(300)
Proceeds from issuance of preferred securities	7,000	10,000
Increase (decrease) in advances by borrowers	(258)	2,663
Purchase of treasury stock	(431)	(783)
Proceeds from issuance of common stock	367	—
Cash dividends paid	(765)	(769)
Net cash provided by (used in) financing activities	(12,349)	80,816

Increase (decrease) in cash and cash equivalents	(16,643)	14,490

Cash and cash equivalents
Beginning	44,214	27,546
Ending	$27,571	$42,036

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$8,056	$9,732
Cash payments for income and franchise taxes, net	259	1,998

Supplemental Schedule of Noncash Investing and Financing Activities
Loans receivable reclassified as loans held for sale	$—	$51,085
Other investments reclassified as cash and cash equivalents	98	—
Other investments reclassified as other assets	95	—

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended December 31, 2003 and 2002

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

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”), HomeFirst Mortgage Corp. (the “Mortgage Corp.”), HF Financial Group, Inc. (“HF Group”), HF Card Services, LLC (“HF Card”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Leasing”), Home Federal Securitization Corp. (“HFSC”), Hometown Insurors, Inc. (“Hometown”), Mid-America Service Corporation and PMD, Inc.  During the third quarter of fiscal year 2003, the Company dissolved HF Card.  All intercompany balances and transactions have been eliminated in consolidation.

Health claims accrual:  The Company has a self-insured health plan for its employees.  The accrual estimate for pending and incurred but not reported health claims is based upon a current pending lag report provided by a third party provider.  Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(Dollars in Thousands, Except for Per Share Data)

Net income, as reported	$1,269	$1,434	$2,591	$2,944
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)	(34)	(70)	(68)
Pro forma net income	$1,234	$1,400	$2,521	$2,876
Basic earnings per share: (1)
As reported	0.35	0.39	$0.73	$0.80
Pro forma	0.34	0.38	0.71	0.78
Diluted earnings per share: (1)
As reported	0.34	0.38	$0.70	$0.79
Pro forma	0.33	0.38	0.69	0.78

(1)  Retroactively adjusted for the 10% stock dividend paid on  December 31, 2003 to shareholders of record as of December 3, 2003.

NOTE 2.                                 REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well capitalized institution at December 31, 2003:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital:
Required	$39,080	5.00%
Actual	68,087	8.71
Excess	29,007	3.71
Risk-based capital:
Required	$64,344	10.00%
Actual	68,206	10.60
Excess	3,862	0.60

NOTE 3.                                 EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of basic common shares outstanding for the three month period ended December 31, 2003 and 2002 was 3,582,667 and 3,664,571, respectively.

The weighted average number of basic common shares outstanding for the six month period ended December 31, 2003 and 2002 was 3,569,780 and 3,666,639, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended December 31, 2003 and 2002 was 3,687,746 and 3,713,513, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the six month period ended December 31, 2003 and 2002 was 3,677,444 and 3,704,687, respectively.

All earnings per share data and number of common shares outstanding have been retroactively adjusted for the 10% stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.  See Note 5 of the “Notes to Consolidated Financial Statements.”

NOTE 4.                                 FORMATION OF HF SECURITIZATION CORP. AND CONSUMER LOAN SECURITIZATION

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50.0 million for a gain of $308,000 through HFSC and Home Federal Automobile Securitization Trust 2003-A (“Automobile Securitization Trust”).  As part of the sales transaction, the Bank retains servicing responsibilities.  In addition, the Bank retains the rights to cash flows remaining after investors in the Automobile Securitization Trust have received their contractual payments and has pledged a $2.4 million reserve fund to the Automobile Securitization Trust.  These retained interests are subordinated to investors’ interests.  The investors and Automobile Securitization Trust have no recourse to the Bank’s other assets for failure of debtors to pay when due.  The pass through rate to investors is 2.65%.

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

Key economic assumptions used and the sensitivity of fair value of the retained interest as of December 31, 2003 are as follows:

	Retained Interest	Servicing Rights
	(Dollars in Thousands)

Fair Value	$3,064	$120
Weighted average life (in years)	2.98	2.98
Prepayment speed (ABS annual rate):	21.60%	21.60%
Impact on fair value of 10% adverse change	$(30)	$(9)
Impact on fair value of 20% adverse change	(68)	(17)
Credit losses (annual rate):	0.63%	0.63%
Impact on fair value of 10% adverse change	$(17)	$—
Impact on fair value of 20% adverse change	(33)	—
Discount rate:	11.43%	10.00%
Impact on fair value of 10% adverse change	$(33)	$(1)
Impact on fair value of 20% adverse change	(66)	(2)

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

NOTE 5.                                 PAYMENT OF 10% STOCK DIVIDEND

During the second quarter of fiscal 2004, the Company declared a 1-1/10-for-1 stock split of all of the common stock of the Company outstanding, payable in the form of a 1/10-for-1 stock dividend.  The 10% stock dividend was paid on December 31, 2003 to shareholders of record as of December 3, 2003.

NOTE 6.                                 FASB STATEMENT NO. 91 AND REGULATION S-X

During the second quarter of fiscal 2004, the Company completed a reclassification of its deferred loan origination fees and other loan fees and costs.  This process was done upon a fuller interpretation of Statement No. 91 as issued by the FASB and Regulation S-X (“Reg S-X”) as issued by the Securities and Exchange Commission.   All periods presented have been revised in presentation to reflect this reclassification and there was no change to net income or earnings per share as a result of this reclassification.  The change to net interest margin for the three months ended December 31, 2003 was an increase of approximately 0.15% compared to an increase of approximately 0.10% for the same period in the prior fiscal year as a result of the reclassification.  The change to net interest margin for the six months ended December 31, 2003 was an increase of approximately 0.13% compared to an increase of approximately 0.11% for the same period in the prior fiscal year as a result of the reclassification.

The following table reflects the effects of the reclassification on the Company’s consolidated statements of income for the three and six months ended December 31, 2003 and 2002.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(Dollars in Thousands)
Summary of FASB 91 and Reg S-X Reclassification:
Increase in interest on loans and leases receivable	$258	$192	$478	$375
Decrease in loan fees, service charges and gain on sale of loans, net	(427)	(665)	(1,149)	(1,148)
Decrease in compensation and employee benefits	169	473	671	773
Net income change related to above	$—	$—	$—	$—

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

Three Months Ended December 31, 2003	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$6,863	$(743)	$6,120
Intersegment interest income	(198)	198	—
Provision for losses on loans and leases	(634)	—	(634)
Noninterest income	2,524	(52)	2,472
Intersegment noninterest income	(100)	100	—
Noninterest expense	(5,696)	(220)	(5,916)
Intersegment noninterest expense	2	(2)	—
Income (loss) from continuing operations before income taxes	$2,761	$(719)	$2,042

Total assets at December 31, 2003	$785,935	$2,603	$788,538

Three Months Ended December 31, 2002	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,484	$(705)	$6,779
Intersegment interest income	(224)	224	—
Provision for losses on loans and leases	(449)	—	(449)
Noninterest income	2,395	152	2,547
Intersegment noninterest income	(122)	122	—
Noninterest expense	(6,065)	(478)	(6,543)
Intersegment noninterest expense	—	—	—
Income (loss) from continuing operations before income taxes	$3,019	$(685)	$2,334

Total assets at December 31, 2002	$802,784	$4,388	$807,172

Six Months Ended December 31, 2003	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$13,538	$(1,049)	$12,489
Intersegment interest income	(404)	404	—
Provision for losses on loans and leases	(1,071)	—	(1,071)
Noninterest income	5,288	(6)	5,282
Intersegment noninterest income	(188)	188	—
Noninterest expense	(12,146)	(504)	(12,650)
Intersegment noninterest expense	4	(4)	—
Income (loss) from continuing operations before income taxes	$5,021	$(971)	$4,050

Total assets at December 31, 2003	$785,935	$2,603	$788,538

Six Months Ended December 31, 2002	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$14,622	$(925)	$13,697
Intersegment interest income	(465)	465	—
Provision for losses on loans and leases	(1,483)	—	(1,483)
Noninterest income	4,842	291	5,133
Intersegment noninterest income	(212)	212	—
Noninterest expense	(11,875)	(807)	(12,682)
Intersegment noninterest expense	1	(1)	—
Income (loss) from continuing operations before income taxes	$5,430	$(765)	$4,665

Total assets at December 31, 2002	$802,784	$4,388	$807,172

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

Financial Condition Data

At December 31, 2003, the Company had total assets of $788.5 million, a decrease of $11.9 million from the level at June 30, 2003.  The decrease in assets was due primarily to decreases in cash and cash equivalents of $16.6 million, loans held for sale of $5.4 million and Federal Home Loan Bank (“FHLB”) stock of $2.3 million offset by increases in securities available for sale of $10.5 million and net loans and leases receivable of $2.5 million.  The decrease in liabilities of $13.7 million from June 30, 2003 to December 31, 2003 was due to decreases in advances from the FHLB and other borrowings of $21.7 million and accrued expenses and other liabilities of $2.3 million offset by an increase in the liability for company obligated mandatorily redeemable preferred securities of $7.0 million and deposits of $3.6 million from the levels at June 30, 2003.  In addition, stockholders’ equity increased $1.7 million to $51.1 million at December 31, 2003 from $49.4 million at June 30, 2003 primarily due to net income of $2.6 million offset by cash dividends paid of $765,000.

The decrease in cash and cash equivalents of $16.6 million was due primarily to decreased liquidity.  Federal funds sold decreased $8.0 million in part due to not renewing maturing advances with the FHLB.  See “Liquidity and Capital Resources.”

The decrease in loans held for sale of $5.4 million was primarily related to a $13.2 million decrease in mortgage loan closings during December 2003 as compared to June 2003.  Mortgage loans held for sale decreased $9.1 million from $16.0 million at June 30, 2003 to $6.9 million at December 31, 2003.  Offsetting the decrease in mortgage loans held for sale was an increase in student loans held for sale in the amount of $3.7 million at December 31, 2003.  During the second quarter of fiscal 2004, the Company began classifying its student loan portfolio as held for sale.

The net decrease in FHLB stock of $2.3 million was primarily the result of the Company’s redemption of $3.2 million of stock, through the Bank, due to a FHLB capital structure change effective July 1, 2003.

The increase in securities available for sale of $10.5 million was primarily the result of purchases of $32.7 million exceeding sales, maturities and repayments of $21.1 million.  The purchases of $32.7 million included variable-rate, mortgage-backed securities of $29.3 million.  Included in the $21.1 million of sales, maturities and repayments was approximately $15.1 million of mortgage-backed securities principal repayments.  Variable-rate mortgage-backed securities comprise 69.9% of the Company’s securities available for sale portfolio.

The increase in net loans and leases receivable of $2.5 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  Consumer indirect automobile loans increased $13.8 million over the levels at June 30, 2003.  In the second quarter of fiscal 2004, the Company sold approximately $5.0 million of student loans to the Student Loan Finance Corporation.

Advances from the FHLB and other borrowings decreased $21.7 million primarily due to the Company’s repayment on two short-term notes with First Tennessee Bank, NA totaling $4.0 million and maturing advances with the FHLB in the amount of $5.4 million.  In addition, the Company made a repayment of $11.3 million on one long-term note with the FHLB during the second quarter of fiscal 2004.

Accrued expenses and other liabilities decreased $2.3 million primarily due to the decrease in balances of accrued compensation expenses of $594,000 and collections due on loans sold to third parties of $1.3 million.

The liability for company obligated mandatorily redeemable preferred securities increased $7.0 million due to the Company issuing additional trust preferred securities through Trust IV during the first quarter of fiscal 2004.

The $3.6 million increase in deposits was primarily due to increases in money market accounts of $11.9 million and savings accounts of $6.1 million offset by decreases in out-of-market certificates of deposit of $7.8 million and in-market certificates of deposits of $7.0 million.  Of the $6.1 million increase in savings accounts, a $4.9 million increase was attributable to an increase in public fund money.  Of the $7.8 decrease in out-of-market certificates of deposit, a $702,000 million decrease was attributable to public fund money and of the $7.0 million decrease in in-market certificates of deposit, a $1.4 million decrease was attributable to a decline in public fund money.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts at the dates indicated.

	At December 31, 2003		At June 30, 2003
	Amount	Percent of Loans in Each Category	Amount	Percent of Loans in Each Category
	(Dollars in Thousands)

One-to four-family (1)	$84,203	13.99%	$83,722	13.97%
Commercial real estate	92,220	15.32%	93,192	15.55%
Multi-family real estate	44,002	7.31%	49,171	8.21%
Commercial business	112,093	18.62%	113,406	18.93%
Equipment finance leases	23,082	3.83%	23,070	3.85%
Consumer (2) (3)	185,902	30.89%	173,246	28.91%
Agricultural	56,010	9.31%	58,095	9.69%
Construction and development	4,387	0.73%	5,357	0.89%
Total Loans and Leases Receivable	$601,899	100.00%	$599,259	100.00%

(1)            Excludes $6,909 and $15,984 loans held for sale at December 31, 2003 and June 30, 2003, respectively.

(2)            Includes mobile home loans.

(3)            Excludes $3,703 and $0 student loans held for sale at December 31, 2003 and June 30, 2003, respectively.

During the second quarter of fiscal 2004, the Company began classifying its student loan portfolio as held for sale.

	At December 31, 2003		At June 30, 2003
	Amount	Percent of Deposits in Each Category	Amount	Percent of Deposits in Each Category
	(Dollars in Thousands)

Noninterest bearing checking accounts	$69,005	11.04%	$77,004	12.39%
Interest bearing accounts	52,164	8.35%	43,699	7.03%
Money market accounts	190,027	30.40%	178,113	28.66%
Savings accounts	60,548	9.69%	54,462	8.77%
Certificates of deposit	253,264	40.52%	268,103	43.15%
Total Deposits	$625,008	100.00%	$621,381	100.00%

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the three months and six months ended December 31, 2003 and 2002 include fees which are considered adjustments to yield.  Balances related to discontinued credit card loan operations have been reclassified to non-interest earning assets for all periods presented.

	THREE MONTHS ENDED DECEMBER 31,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$611,711	$9,112	5.91%	$610,675	$10,489	6.81%
Investment securities (2) (3)	96,322	702	2.89%	99,537	976	3.89%
FHLB stock	4,540	30	2.62%	6,332	51	3.20%

Total interest-earning assets	$712,573	$9,844	5.48%	$716,544	$11,516	6.38%
Noninterest-earning assets	61,490			55,941
Total assets	$774,063			$772,485

Interest-bearing liabilities:
Deposits:
Checking and money market	$227,132	$631	1.10%	$191,148	$673	1.40%
Savings	47,098	67	0.56%	34,052	61	0.71%
Certificates of deposit	257,301	1,779	2.74%	295,611	2,598	3.49%
Total interest-bearing deposits	$531,531	$2,477	1.85%	$520,811	$3,332	2.54%
FHLB advances and other borrowings	77,051	921	4.74%	107,059	1,189	4.41%
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely holds subordinated debentures	27,000	326	4.79%	16,753	216	5.12%

Total interest-bearing liabilities	$635,582	$3,724	2.32%	$644,623	$4,737	2.93%
Noninterest-bearing deposits	66,685			58,556
Other liabilities	21,020			19,791
Total liabilities	$723,287			$722,970
Equity	50,776			49,515
Total liabilities and equity	$774,063			$772,485

Net interest income; interest rate spread (4)		$6,120	3.16%		$6,779	3.45%

Net interest margin (4) (5)			3.41%			3.75%

(1)            Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)            Includes federal funds sold.

(3)            Yields do not reflect the tax exempt nature of municipal securities.

(4)            Percentages for the three months ended December 31, 2003 and December 31, 2002 have been annualized.

(5)            Net interest margin is net interest income divided by average interest-earning assets.

	SIX MONTHS ENDED DECEMBER 31,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$617,622	$18,718	6.01%	$596,240	$21,173	7.04%
Investment securities (2) (3)	95,403	1,345	2.80%	93,489	1,933	4.10%
FHLB stock	4,610	65	2.80%	6,683	99	2.94%

Total interest-earning assets	717,635	$20,128	5.56%	696,412	$23,205	6.61%
Noninterest-earning assets	60,892			51,699
Total assets	$778,527			$748,111

Interest-bearing liabilities:
Deposits:
Checking and money market	$226,195	$1,262	1.11%	$190,449	$1,412	1.47%
Savings	47,141	137	0.58%	37,402	162	0.86%
Certificates of deposit	260,874	3,674	2.79%	274,752	5,146	3.72%
Total interest-bearing deposits	534,210	5,073	1.88%	502,603	6,720	2.65%
FHLB advances and other borrowings	81,653	1,989	4.83%	105,715	2,374	4.45%
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	24,000	577	4.77%	15,465	414	5.31%
Total interest-bearing liabilities	639,863	7,639	2.37%	623,783	9,508	3.02%
Noninterest-bearing deposits	68,107			55,734
Other liabilities	20,316			19,212
Total liabilities	728,286			698,729
Equity	50,241			49,382
Total liabilities and equity	$778,527			$748,111

Net interest income; interest rate spread (4)		$12,489	3.19%		$13,697	3.59%

Net interest margin (4) (5)			3.45%			3.90%

(1)            Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)            Includes federal funds sold.

(3)            Yields do not reflect the tax exempt nature of municipal securities.

(4)            Percentages for the six months ended December 31, 2003 and December 31, 2002 have been annualized.

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

	Three Months Ended December 31, 2003 vs 2002			Six Months Ended December 31, 2003 vs 2002
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$18	$(1,395)	$(1,377)	$759	$(3,214)	$(2,455)
Other investment securities (2)	(32)	(242)	(274)	40	(628)	(588)
FHLB stock	(13)	(8)	(21)	(31)	(3)	(34)

Total interest-earning assets	$(27)	$(1,645)	$(1,672)	$768	$(3,845)	$(3,077)

Interest-bearing liabilities:
Deposits:
Checking and money market	$127	$(169)	$(42)	$265	$(415)	$(150)
Savings	23	(17)	6	42	(67)	(25)
Certificates of deposit	(337)	(482)	(819)	(260)	(1,212)	(1,472)
Total interest-bearing deposits	(187)	(668)	(855)	47	(1,694)	(1,647)
FHLB advances and other borrowings	(333)	65	(268)	(540)	155	(385)
Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures	132	(22)	110	228	(65)	163

Total interest-bearing liabilities	$(388)	$(625)	$(1,013)	$(265)	$(1,604)	$(1,869)

Net interest income			$(659)			$(1,208)

(1)            Includes loan fees and interest on accruing loans and leases past due 90 days or more

(2)            Includes federal funds sold.

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

At each balance sheet date, the MSRs are analyzed for impairment which occurs when the fair value of the MSRs is lower than the amortized book value. The Company’s MSRs are primarily servicing rights acquired on South Dakota Housing Development Authority first time home buyers program.  Due to the lack of quoted markets for the Company’s servicing portfolio, the Company estimates the fair value of the MSRs using present value of future cash flow analysis.  If the analysis produces a fair value that is greater than or equal to the amortized book value of the MSRs, no impairment is recognized.  If the fair value is less than the book value, an expense for the difference is charged to earnings by initiating a MSR valuation account.  If the Company determines this impairment is temporary, any future changes in fair value are recorded as a change in earnings and the valuation.  If the Company determines the impairment to be permanent, the valuation is written off against the MSRs which results in a new amortized balance.

Due to the substantial decline in interest rates over the last fiscal year, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s analysis of MSRs at quarter-end, there is no impairment to the MSRs.

Retained Interest from Securitization – The Company recorded an asset as a result of the automobile securitization.  See Note 4 of the “Notes to Consolidated Financial Statements.”  This asset is recorded based on present value concepts of future expected cash flows.  The assumptions used to calculate the initial retained interest value and subsequent assumptions are based the best information available.  The value of the retained interest may change significantly if actual cash flows differ from expected cash flows.

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

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $4.9 million at December 31, 2003 from $6.2 million at June 30, 2003, a decrease of $1.3 million, or 21.0%.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.63% at December 31, 2003 as compared to 0.77% at June 30, 2003.  The decrease in the ratio of nonperforming assets to total assets at December 31, 2003 as compared to June 30, 2003 was due to the decrease in nonperforming assets of $1.3 million.  In addition, asset quality continues to improve in part due to significant impaired loan credit resolution and the Company’s conservative underwriting on new loan production.

Nonaccruing loans and leases decreased 4.5% or $200,000 to $4.2 million at December 31, 2003 compared to $4.4 million at June 30, 2003.  Included in nonaccruing loans and leases at December 31, 2003 were three loans totaling $95,000 secured by one- to four-family real estate, five loans totaling $1.3 million secured by commercial real estate, ten commercial business loans totaling $691,000, three equipment finance leases totaling $186,000, two agricultural loans totaling $1.4 million and thirty-three consumer loans totaling $555,000.  Nonaccruing commercial real estate loans increased $970,000 at December 31, 2003 from the levels at June 30, 2003 as the result of one purchased participation loan in the amount of $976,000 that is experiencing financial difficulties.  Management placed the commercial participation loan on nonaccrual at December 31, 2003 with specific reserve set up in the amount of $20,000.  This loan is included in the Company’s $2.3 million of classified participation loan purchases described below.  Nonaccruing agricultural loans decreased $1.1 million primarily as a result of payoffs and paydowns on loans classified as nonaccrual at June 30, 2003.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have decreased $1.0 million or 17.2% from the levels at June 30, 2003.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans and leases are deemed impaired.  Loans and leases that are not performing do not necessarily result in a loss.

The Company continues to liquidate a significant impaired loan.  The specific reserve on this loan was increased to $808,000 during the second quarter of fiscal 2004 based on changes in commodity prices.  The specific reserve on this loan was $808,000 at December 31, 2003, $714,000 at June 30, 2003 and $500,000 at December 31, 2002.  The liquidation is expected to be finalized over the next few months.

As of December 31, 2003, the Company had $120,000 of foreclosed assets.  The balance of foreclosed assets at December 31, 2003 consisted of $72,000 in consumer collateral and $48,000 in single-family residences.  The Company did not have any foreclosed assets secured by mobile home loans at December 31, 2003.

At December 31, 2003, the Company had criticized $5.1 million of its assets as special mention and classified $9.6 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At December 31, 2003 the Company had $49.4 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $2.3 million or 4.7%, were included in the Company’s $9.6 million of classified assets.  Other potential problem loans and leases are included in criticized and classified assets.  Criticized and classified loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the December 31, 2003 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at December 31, 2003 will be adequate in the future.

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

	Nonperforming Assets As Of
	December 31, 2003	June 30, 2003
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$95	$103
Commercial real estate	1,280	310
Commercial business	691	472
Equipment finance leases	186	30
Consumer (1)	555	909
Agricultural	1,389	2,541
Total	4,196	4,365

Accruing loans and leases delinquent more than 90 days:
One- to four-family	170	330
Commercial real estate	97	42
Commercial business	21	779
Equipment finance leases	155	313
Consumer	26	2
Agricultural	158	—
Total	627	1,466

Foreclosed assets: (2)
One- to four-family	48	258
Consumer	72	77
Total	120	335

Total nonperforming assets	$4,943	$6,166

Ratio of nonperforming assets to total assets	0.63%	0.77%

Ratio of nonperforming loans and leases to total loans and leases (3)	0.79%	0.95%

(1)            Includes mobile home loans.

(2)            Total foreclosed assets do not include land or other real estate owned held for sale.

(3)            Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses from continuing operations during the periods indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	Six Months Ended December 31,
	2003	2002
	(Dollars in Thousands)

Balance at beginning of period	$3,842	$4,461
Charge-offs:
One- to four-family	(6)	(7)
Commercial real estate	(16)	—
Commercial business	(339)	(772)
Equipment finance leases	(23)	(35)
Consumer (1)	(677)	(593)
Total charge-offs	(1,061)	(1,407)

Recoveries:
One- to four-family	4	—
Commercial business	2	2
Equipment finance leases	54	6
Consumer (1)	101	177
Total recoveries	161	185

Net (charge-offs)	(900)	(1,222)

Additions charged to operations	1,071	1,483

Balance at end of period	$4,013	$4,722

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.15)%	(0.20)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.66%	0.76%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	83.21%	51.14%

(1)            Includes mobile home loans.

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

	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance
Loan Type	At December 31, 2003		At June 30, 2003
	(Dollars in Thousands)

One- to four-family	$19	$—	$28	$—
Commercial real estate	87	20	130	—
Multi-family real estate	88	—	111	—
Commercial business	774	—	652	132
Equipment finance leases	262	—	250	—
Consumer (1)	1,655	—	1,595	—
Agricultural	300	808	230	714
Total	$3,185	$828	$2,996	$846

(1)            Includes mobile home loans.

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At December 31, 2003
	(Dollars in Thousands)
Commercial business	5	$154	$—
Commercial real estate	2	1,002	20
Agricultural	1	1,328	808
Total	8	$2,484	$828

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2003
	(Dollars in Thousands)

Commercial business	8	$354	$132
Agricultural	4	2,320	714
Total	12	$2,674	$846

The allowance for loan and lease losses was $4.0 million at December 31, 2003 as compared to $4.7 million at December 31, 2002.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.66% at December 31, 2003 compared to 0.76% at December 31, 2002, a decrease of 13.2%.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended December 31, 2003 and December 31, 2002

Continued Operations:

General.  The Company’s net income from continuing operations was $1.3 million or $0.35 and $0.34 for basic and diluted earnings per share, respectively, for the three months ended December 31, 2003, a $200,000 decrease in earnings compared to $1.5 million or $0.42 and $0.41 for basic and diluted earnings per share, respectively, for the same period in the prior fiscal year.  For the three months ended December 31, 2003, the return on average equity from continuing operations was 10.00%, a 19.8% decrease compared to 12.47% for the same period in the prior fiscal year.  For the three months ended December 31, 2003, the return on average assets from continuing operations was 0.66%, a 17.5% decrease compared to 0.80% for the same period in the prior fiscal year.  As discussed in more detail below, the decreases were due to a variety of key factors, including decreases in net interest income of $700,000 and noninterest income of $75,000 and an increase in the provision for losses on loans and leases of $185,000 offset by decreases in noninterest expense of $600,000 and income tax expense of $17,000.

Interest and Dividend Income.  Interest and dividend income was $9.8 million for the three months ended December 31, 2003 as compared to $11.5 million for the same period in the prior fiscal year, a decrease of $1.7 million or 14.8%.  A $1.6 million decrease in interest and dividend income was the result of a 14.1% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 5.48% for the three months ended December 31, 2003 as compared to 6.38% for the same period in the prior fiscal year.  For the three months ended December 31, 2003, the average yield on loans and leases receivable was 5.91%, a decrease of 13.2% from 6.81% for the same period in the prior fiscal year.  The overall decrease in interest and dividend income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2002 to December 31, 2003, the prime rate dropped from 4.75% to 4.00.  As of June 30, 2003,  the Bank stated it had exceeded the 20% Home Owners’ Loan Act (“HOLA”) limitation for commercial loans. This calculation was based on information provided in OTS filings.  The Bank has reviewed its options with the OTS and has been informed by the OTS that it can designate loans under HOLA as real estate if the Bank substantially relies upon a security interest in real estate given by the borrower as a condition of making the loan.  The Bank has reviewed loans classified as commercial with real estate security in order to determine if reclassification is possible.  Based upon findings, at December 31, 2003, the Bank has calculated and reported its HOLA percentage for commercial loans to be under the 20% limitation following certain reclassifications.  The Bank will submit its findings to the OTS.

Interest Expense.  Interest expense was $3.7 million for the three months ended December 31, 2003 as compared to $4.7 million for the same period in the prior fiscal year, a decrease of $1.0 million or 21.3%.  A $625,000 decrease in interest expense was the result of a 20.8% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 2.32% for the three months ended December 31, 2003 as compared to 2.93% for the same period in the prior fiscal year.  For the three months ended December 31, 2003, the average rate paid on interest-bearing deposits was 1.85%, a decrease of 27.2% from 2.54% for the same period in the prior fiscal year.  Average volume decreases on FHLB advances and other borrowings of $30.0 million also contributed to a $333,000 decrease in interest expense for the three months ended December 31, 2003 as compared to the same period in the prior fiscal year.  While the overall average volume of interest-bearing deposits increased $10.7 million, the average volume decrease of certificates of deposit of $38.3 million, included in interest-bearing deposits, was substantial enough to contribute to an overall decrease in interest expense from interest-bearing deposits of $187,000 for the three months ended December 31, 2003 as compared to the same period in the prior fiscal year.  Offsetting the above decreases in interest expense for the three months ended December 31, 2003 was an increase in interest expense of $132,000 as a result of average volume increases of $10.2 million in company obligated mandatorily redeemable preferred securities of subsidiary trusts as compared to the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income from continuing operations for the three months ended December 31, 2003 decreased $700,000, or 10.3%, to $6.1 million compared to $6.8 million for the same period in the prior fiscal year.  The decrease in net interest income was due primarily to a decreasing net interest margin as national rates continued to remain low over the prior year.  The Company’s net interest margin was 3.41% for the second quarter of fiscal 2004 as compared to 3.75% for the same period in the prior fiscal year.

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

During the three months ended December 31, 2003, the Company recorded a provision for losses on loans and leases of $634,000 compared to $449,000 for the three months ended December 31, 2002, an increase of $185,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $2.5 million for both of the three months ended December 31, 2003 and 2002, respectively.  An overall $75,000 decrease in noninterest income was due primarily to decreases in net gain on sale of loans of $137,000 and fees on deposits of $66,000 offset by increases in loan servicing income of $55,000, net gain on sale of securities of $42,000 and other noninterest income of $31,000.

Net gain on sale of loans was $312,000 for the three months ended December 31, 2003 as compared to $449,000 for the same period in the prior fiscal year, a decrease of $137,000 or 30.5%.  The decrease was primarily due to a decrease in the amount of residential mortgage loans sold into the secondary market during the second quarter of fiscal 2004 as compared to the same period in the prior fiscal year.  Residential mortgage loan production decreased 55.1% in dollar volume for the three months ended December 31, 2003 as compared to the same period in the prior fiscal year.  As is the case with the industry, residential mortgage loan pipelines decreased back to more historical levels at September 30, 2003 and was reflected in fiscal 2004 second quarter earnings.  Offsetting the decrease in gain from residential mortgage loans, was a second quarter fiscal 2004 gain in the amount of $141,000 resulting from the sale of $5.0 million in student loans to the Student Loan Finance Corporation.

Fees on deposits were $1.1 million for both of the three months ended December 31, 2003 and 2002, respectively.  An overall $66,000 decrease in fees on deposits was due primarily to a decrease in nonsufficient funds and overdraft fees on deposit accounts of $99,000.

Loan servicing income increased 15.1% to $419,000 for the three months ended December 31, 2003 as compared to $364,000 for the same period in the prior fiscal year due additional income from the securitization of automobile loans during the third quarter of fiscal 2003.  The Company recorded $56,000 in net servicing income from automobile loans during the second quarter of fiscal 2004.  See Note 4 of the “Notes to Consolidated Financial Statements.”

Net gain on sale of securities increased $42,000 for the three months ended December 31, 2003 as compared to the same period in the prior fiscal year due to no sales occurring during the second quarter of fiscal 2003.

Other noninterest income increased 5.1% to $642,000 for the three months ended December 31, 2003 as compared to $611,000 for the same period in the prior fiscal year due to income in the amount of $115,000 recorded on the retained interest obtained through the securitization of automobile loans.  See Note 4 of the “Notes to Consolidated Financial Statements.”  Offsetting the above increase in noninterest income for the three months ended December 31, 2003 as compared to the same period in the prior fiscal year was a decrease in commission and insurance income in the amount of $172,000 primarily due to the sale of the Company’s property and casualty book of business.

Noninterest Expense.  Noninterest expense was $5.9 million for the three months ended December 31, 2003 as compared to $6.5 million for the three months ended December 31, 2002, a decrease of $600,000 or 9.2%.  The decrease in noninterest expense was due primarily to decreases in compensation and employee benefits of $400,000 and other expenses of $219,000.

Compensation and employee benefits were $3.5 million for the three months ended December 31, 2003 as compared to $3.9 million for the same period in the prior fiscal year, a decrease of $400,000 or 10.3%.  The decrease was primarily due to decreases in variable compensation (performance incentives and bonuses) of $297,000, health claims, net of stop loss, of $270,000 and pension plan expense of $152,000 due to a combination of changes in payroll covered and the investment performance of the pension trust account.  Offsetting the above decreases in compensation and employee benefits was an increase in deferred compensation related to loan originations in the amount of $349,000 for the three months ended December 31, 2003 as compared to the same period in the prior fiscal year.

Other noninterest expense decreased 12.3%, or $219,000, for the three months ended December 31, 2003 as compared to the same period in the prior fiscal year primarily due to decreases in advertising of $97,000, telephone of $27,000, charitable contributions of $28,000 and consultant services of $77,000 offset by an increase in legal expenses of $44,000 and a one-time, five year cumulative catch up of VISA charges in the amount of $62,000.   The remaining $96,000 decrease in other noninterest expense is comprised of miscellaneous and various other general and administrative expenses.

Income tax expense.  The Company’s income tax expense for the three months ended December 31, 2003 decreased $17,000 or 2.2% to $773,000 compared to $790,000 for the same period in the prior fiscal year.  The effective tax rate was 37.9% and 33.8% for the three months ended December 31, 2003 and December 31, 2002, respectively.  The increase in effective tax rate for the quarter was the result of an increase in the expected effective tax rate for the year ending June 30, 2004, which is currently expected to be 36.0%.

Discontinued Operations:

(Loss) from discontinued operations.  Loss from discontinued operations was $0 for the three months ended December 31, 2003 as compared to a loss of ($110,000) the same period in the prior fiscal year primarily due to the sale of the credit card loan portfolio on January 31, 2003.

There has been no activity from the discontinued operations during the second quarter of fiscal 2004.

Comparison of the Six Months Ended December 31, 2003 and December 31, 2002

Continued Operations:

General.  The Company’s net income from continuing operations was $2.6 million or $0.73 and $0.70 for basic and diluted earnings per share, respectively, for the six months ended December 31, 2003, a $400,000 decrease in earnings compared to $3.0 million or $0.82 and $0.81 for basic and diluted earnings per share, respectively, for the same period in the prior fiscal year.  For the six months ended December 31, 2003, the return on average equity from continuing operations was 10.31%, a 15.0% decrease compared to 12.13% for the same period in the prior fiscal year.  For the six months ended December 31, 2003, the return on average assets from continuing operations was 0.67%, a 16.3% decrease compared to 0.80% for the same period in the prior fiscal year.  As discussed in more detail below, the decrease was primarily due to a decrease in net interest income of $1.2 million offset by decreases in provision for losses on loans and leases of $400,000, noninterest expense of $32,000 and income tax expense of $200,000 offset by an increase in noninterest income of $200,000.

Interest and Dividend Income.  Interest and dividend income was $20.1 million for the six months ended December 31, 2003 as compared to $23.2 million for the same period in the prior fiscal year, a decrease of $3.1 million or 13.4%.  A $3.8 million decrease in interest and dividend income was the result of a 15.9% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 5.56% for the six months ended December 31, 2003 as compared to 6.61% for the same period in the prior fiscal year.  For the six months ended December 31, 2003, the average yield on loans and leases receivable was 6.01%, a decrease of 14.6% from 7.04% for the same period in the prior fiscal year.  The overall decrease in interest and dividend income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2002 to December 31, 2003, the prime rate dropped from 4.75% to 4.00%.  Average volume increases of $21.4 million in loans and leases receivable contributed to a $759,000 increase in interest and dividend income for the six months ended December 31, 2003 as compared to the same period in the prior fiscal year.  As of June 30, 2003,  the Bank stated it had exceeded the 20% Home Owners’ Loan Act (“HOLA”) limitation for commercial loans. This calculation was based on information provided in OTS filings.  The Bank has reviewed its options with the OTS and has been informed by the OTS that it can designate loans under HOLA as real estate if the Bank substantially relies upon a security interest in real estate given by the borrower as a condition of making the loan.  The Bank has reviewed loans classified as commercial with real estate security in order to determine if reclassification is possible.  Based upon findings, at December 31, 2003, the Bank has calculated and reported its HOLA percentage for commercial loans to be under the 20% limitation following certain reclassifications.  The Bank will submit its findings to the OTS.

Interest Expense.  Interest expense was $7.6 million for the six months ended December 31, 2003 as compared to $9.5 million for the same period in the prior fiscal year, a decrease of $1.9 million or 20.0%.  A $1.6 million decrease in interest expense was the result of a 21.5% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 2.37% for the six months ended December 31, 2003 as compared to 3.02% for the same period in the prior fiscal year.  For the six months ended December 31, 2003, the average rate paid on interest-bearing deposits was 1.88%, a decrease of 29.1% from 2.65% for the same period in the prior fiscal year.  Average volume decrease on FHLB advances and other borrowings of $24.1 million also contributed to a $540,000 decrease in interest expense for the six months ended December 31, 2003 as compared to the same period in the prior fiscal year.  Offsetting the above decreases in interest expense for the six months ended December 31, 2003 was an increase in interest expense of $228,000 as a result of average volume increases of $8.5 million in company obligated mandatorily redeemable preferred securities of subsidiary trusts as compared to the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income from continuing operations for the six months ended December 31, 2003 decreased $1.2 million, or 8.8%, to $12.5 million compared to $13.7 million for the same period in the prior fiscal year.  The decrease in net interest income was due primarily to a decreasing net interest margin as national rates continued to remain low over the prior year.  The Company’s net interest margin was 3.45% for the first six months of fiscal 2004 as compared to 3.90% for the same period in the prior fiscal year.

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

During the six months ended December 31, 2003, the Company recorded a provision for losses on loans and leases of $1.1 million, compared to $1.5 million for the six months ended December 31, 2002, a decrease of $400,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $5.3 million for the six months ended December 31, 2003 as compared to $5.1 million for the six months ended December 31, 2002, an increase of $200,000  or 3.9%.  The increase in noninterest income was due primarily to increases in net gain on sale of loans of $168,000 and other noninterest income of $300,000 offset by a decrease in net gain on sale of securities of  $308,000.

Net gain on sale of loans increased 25.2% to $834,000 for the six months ended December 31, 2003 as compared to $666,000 for the same period in the prior fiscal year primarily due to a gain of $141,000 recorded in the second quarter of fiscal 2004 resulting from the sale of $5.0 million in student loans to the Student Loan Finance Corporation.

Other noninterest income increased 27.3% to $1.4 million for the six months ended December 31, 2003 as compared to $1.1 million for the same period in the prior fiscal year due to income in the amount of $236,000 recorded on the retained interest obtained through the securitization of automobile loans.  See Note 4 of the “Notes to Consolidated Financial Statements.”  In addition, the Bank recorded an increase of $94,000 in other noninterest income for BOLI as compared to the same period in the prior fiscal year.  Also included in noninterest income for the six months ended December 31, 2003 is $116,000 net gain on the sale of the Company’s property and casualty book of business.  Offsetting the above increases in noninterest income for the six months ended December 31, 2003 as compared to the same period in the prior fiscal year was a decrease in commission and insurance income in the amount of $290,000 primarily due to the sale of the Company’s property and casualty book of business.

Net gain on sale of securities decreased $308,000 for the six months ended December 31, 2003 as compared to the same period in the prior fiscal year due to fewer sales occurring during the first six months of fiscal 2004.

Noninterest Expense.  Noninterest expense was $12.7 million for both of the six months ended December 31, 2003 and December 31, 2002, respectively.  An overall $32,000 decrease in noninterest expense was due primarily to decreases in occupancy and equipment expense of $38,000 and other noninterest expense of $125,000 offset by an increase in compensation and employee benefits of $131,000.

Occupancy and equipment expense decreased 2.3%, or $38,000,  for the six months ended December 31, 2003 as compared to the same period in the prior fiscal year in part due to decreases in payroll processing expenses of $25,000 and depreciation of office properties and equipment of $23,000.

Other noninterest expense decreased 3.8%, or $125,000, for the six months ended December 31, 2003 as compared to the same period in the prior fiscal year primarily due to a decrease in advertising expenses of $86,000, consultant services of $42,000 and amortization of intangible assets of $59,000 offset by an increase in legal expenses of $92,000.

Compensation and employee benefits increased 1.7%, or $131,000, for the six months ended December 31, 2003 as compared to the same period in the prior fiscal year primarily due to increases in employee base compensation of $279,000 and deferred compensation related to loan originations of $120,000 offset by decreases in variable compensation (performance incentives and bonuses) of $201,000 and pension plan expense of $134,000 due to a combination of changes in payroll covered and the investment performance of the pension trust account.  All other personnel costs attributed to a $65,000 increase in compensation and employee benefits for the six months ended December 31, 2003 as compared to the same period in the prior fiscal year.

Income tax expense.  The Company’s income tax expense for the six months ended December 31, 2003 decreased $200,000 or 11.8% to $1.5 million compared to $1.7 million for the same period in the prior fiscal year, primarily due to a reduction in net income of $537,000.  The effective tax rate was 36.0% and 35.8% for the six months ended December 31, 2003 and December 31, 2002, respectively.

Discontinued Operations:

(Loss) from discontinued operations.  Loss from discontinued operations was $0 for the six months ended December 31, 2003 as compared to a loss of ($51,000) for the same period in the prior fiscal year primarily due to the sale of the credit card loan portfolio on January 31, 2003.  There has been no activity from the discontinued operations during the first six months of fiscal 2004.

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

Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  At December 31, 2003, the Bank had $8.0 million invested in federal funds sold.  During the six months ended December 31, 2003, the Bank decreased its borrowings with the FHLB by $17.2 million.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At December 31, 2003, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans and leases of $45.5 million and to sell loans of $11.8 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to fundings for use in liquidity management.  At December 31, 2003, the Bank had commitments to purchase $400,000 of securities available for sale and no commitments to sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank currently has two $10.0 million unsecured lines of federal funds with correspondent banks.  There were no funds drawn on either line of credit at December 31, 2003.  Also, the Bank has implemented arrangements to acquire out-of- market certificates of deposit and money market accounts as an additional source of funding.  As of December 31, 2003, the Bank had $27.8 million in out-of-market certificates of deposit and $11.8  million in out-of-market money market accounts.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company issued trust preferred securities of $7.0 million during the first quarter of fiscal 2004 in order to increase its liquidity and payoff two unsecured notes with First Tennessee Bank, NA totaling $4.5 million.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors’ approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of tier 1 (core) capital.

The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on May 1, 2003 may be acquired through April 30, 2004.  A total of 74,200 shares of common stock have been purchased pursuant to the current program, with 25,600 shares purchased during the three months ended December 31, 2003.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at December 31, 2003, the Bank met all current capital requirements.

The OTS has adopted capital requirement for savings institutions comparable to the requirement for national banks.  The minimum OTS Tier 1 (core) capital requirement for well capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.71% at December 31, 2003.  The minimum OTS risk-based capital requirement for well capitalized institutions is 10.00% of risk-weighted assets.  The Bank had risk-based capital of 10.60% at December 31, 2003.

Off-Balance Sheet Financing Arrangements

During fiscal 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Automobile Securitization Trust.  The outstanding balance of the securitized automobile loans was $25.2 million at December 31, 2003.  As part of the sales transaction, the Bank retains servicing responsibilities and a retained interest in the receivables which is subordinated to third party investors’ interests.  The receivables were sold without legal recourse.  The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing.  It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the

Bank access to the national capital markets.  See Note 4 of the “Notes to Consolidated Financial Statements”  for further detail.

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

Recent Accounting Pronouncements

In March 2003, the FASB started a project, pursuant to FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to address issues related to stock-based compensation (“SBC”).  The objective of this project is to cooperate with the International Accounting Standards Board to achieve convergence to one single, high-quality global accounting standard on SBC.   The FASB has discussed several issues relating to SBC arrangements, but continues to deliberate on other SBC issues.

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

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements for older entities were effective at the beginning of the first interim period beginning after June 15, 2003, however, on October 8, 2003 the FASB deferred the implementation date of Interpretation No. 46 until the first period ending after December 15, 2003.  The Company expects to fully implement this standard, as revised, as of March 31, 2004.  As a result, the Company expects to deconsolidate its Capital Trust entities, which will result in mandatorily redeemable preferred securities of subsidiary trusts, which are classified as liabilities, being excluded from the Company’s financial statements and replaced with subordinated debentures, also classified as liabilities, payable to the trusts of approximately the same amount.  The overall effect on the Company’s financial position and operating results of the deconsolidation will not be material, and will not affect reported equity or net income.

The Accounting Standards Executive Committee has issued Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition.  The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan.  If contractually required payments for principal and interest are more than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance.   For the Company, this Statement is effective for calendar year 2005 and, early adoption, although permitted, is not planned.  No significant impact is expected on the Company’s financial statements at the time of adoption.

In April 2003, FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this Statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and (iv) amends certain other existing pronouncements.  The changes will result in more consistent reporting on contracts and hedging relationships entered into or modified after June 30, 2003.   The Company extends to borrowers and sells to secondary markets interest rate loan commitments (“IRLC”) on a “best efforts” basis and is continuing to review guidance from FASB with respect to valuation of IRLC.

In May 2003, FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances instead of equity). This Statement was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, in which case the effective date has been indefinitely deferred by the FASB.  The adoption of this Statement did not have a material effect on the Company’s financial position, liquidity or results of operations, however, management continues to review guidance from the FASB.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the NPV estimate indicates an increase in net value.  The converse situation can also be  expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at September 30, 2003 (the most recent report available) and June 30, 2003, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or —100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and —300 NPV were not estimated by the OTS.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 or that the Company’s primary market risk exposures and how those exposures were managed during the six months ended December 31, 2003 changed significantly when compared to June 30, 2003.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2003” and “Selected Asset and Liability Price Tables as of September 30, 2003”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

September 30, 2003

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV
		Amount	Percent
	(Dollars in thousands )

Basis Points

+300	$81,396	$(2,609)	(3%	)
+200	83,788	(217)	—
+100	84,872	867	1
—	84,005	—	—
-100	82,629	(1,376)	(2)

June 30, 2003

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV
		Amount	Percent
	(Dollars in thousands )

Basis Points

+300	$80,157	$2,306	3%
+200	80,555	2,703	3
+100	79,200	1,348	2
—	77,852	—	—
-100	76,488	(1,364)	(2)

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Company’s Chairman, President and Chief Executive Officer and the Executive Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, and have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under such Act.

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

None

Item 3.                                   Defaults upon Senior Securities

None

Item 4.                                   Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote by the stockholders of HF Financial Corp. at the Annual Meeting of Stockholders on November 19, 2003:

a.                                       Election of Board of Directors of the Company.

JoEllen Koerner *	For: 2,895,801	Vote Withheld: 97,292
Wm. G. Pederson *	For: 2,924,800	Vote Withheld: 68,293
*Terms to expire 2006.

Continuing Board of Directors – Curtis L. Hage, Robert L. Hanson, Jeffrey G. Parker, Steven R. Sershen and Thomas L. Van Wyhe.

b.                                      Ratification of the re-appointment of McGladrey & Pullen, LLP as the Company’s auditors for the fiscal year ending June 30, 2004.

For:	2,940,166
Against:	44,619
Abstain:	8,308

Item 5.                              Other Information

None

Item 6.                              Exhibits and Reports on Form 8-K

(a)                        Exhibits

Regulation S-K Exhibit Number	Document
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                       Reports on Form 8-K

On October 28, 2003, the Company filed Form 8-K, reporting under Item 12, “Results of Operations and Financial Condition,” the announcement of the results for the first quarter ended September 30, 2003.

On November 21, 2003, the Company filed Form 8-K, reporting under Item 5, “Other Events,” announcement of a 10% stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.

HF FINANCIAL CORP.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.
(Registrant)

Date:	February 10, 2004	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Duly Authorized Officer)

Date:	February 10, 2004	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)