Form 10-Q
period 2004-03-31
HF FINANCIAL CORP
filed 2004-05-13
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

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

As of May 12, 2004 there were 3,531,904 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31, 2004	June 30, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$16,750	$44,214
Securities available for sale	133,690	88,527
Federal Home Loan Bank stock	4,737	7,025
Loans held for sale	8,110	15,984

Loans and leases receivable	614,966	599,259
Allowance for loan and lease losses	(3,608)	(3,842)
Net loans and leases receivable	611,358	595,417

Accrued interest receivable	4,177	4,298
Office properties and equipment, net of accumulated depreciation	12,719	13,138
Foreclosed real estate and other properties	1,649	1,812
Cash value of life insurance	11,928	11,432
Servicing rights	4,541	4,003
Goodwill, net	4,951	5,020
Intangible asset	—	175
Other assets	8,598	10,058
Total assets	$823,208	$801,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$643,168	$621,381
Advances from Federal Home Loan Bank and other borrowings	84,538	89,819
Subordinated debentures payable to trusts	27,837	20,620
Advances by borrowers for taxes and insurance	7,903	7,901
Accrued expenses and other liabilities	9,003	12,024
Total liabilities	772,449	751,745

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,332,709 and 5,252,535 shares issued at March 31, 2004 and June 30, 2003, respectively	53	49
Common stock subscribed for but not issued, 23,534 shares at June 30, 2003	—	382
Additional paid-in capital	17,560	16,527
Retained earnings, substantially restricted	60,381	57,967
Deferred compensation	(546)	(733)
Accumulated other comprehensive (loss), net of related deferred tax effect	(728)	(735)
Less cost of treasury stock, 1,814,646 and 1,708,946 shares at March 31, 2004 and June 30, 2003, respectively	(25,961)	(24,099)
Total stockholders’ equity	50,759	49,358
Total liabilities and stockholders’ equity	$823,208	$801,103

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Continuing operations:
Interest, dividend and loan fee income:
Loans and leases receivable	$8,927	$9,492	$27,645	$30,665
Investment securities and interest-earning deposits	910	1,157	2,320	3,189
	9,837	10,649	29,965	33,854
Interest expense:
Deposits	2,503	3,046	7,576	9,766
Advances from Federal Home Loan Bank and other borrowings	1,163	1,334	3,729	4,122
	3,666	4,380	11,305	13,888
Net interest income	6,171	6,269	18,660	19,966
Provision for losses on loans and leases	607	391	1,678	1,874
Net interest income after provision for losses on loans and leases	5,564	5,878	16,982	18,092
Noninterest income:
Fees on deposits	981	979	3,110	3,185
Loan servicing income	383	442	1,221	1,210
Gain on sale of loans, net	245	611	1,079	1,277
Gain on sale of securities, net	—	1	42	351
Other	624	708	2,063	1,851
	2,233	2,741	7,515	7,874
Noninterest expense:
Compensation and employee benefits	4,029	3,775	11,880	11,495
Occupancy and equipment	795	1,021	2,431	2,695
Other	1,476	1,616	4,639	4,904
	6,300	6,412	18,950	19,094
Income from continuing operations before income taxes	1,497	2,207	5,547	6,872
Income tax expense	524	691	1,983	2,361
Income from continuing operations	973	1,516	3,564	4,511

Discontinued operations:
Income from operations of discontinued segment, net of income taxes of $34 and $133	—	65	—	258
Income (loss) on discontinued segment, net of income taxes of $10 and $(116)	—	20	—	(224)
Income from discontinued operations	—	85	—	34
Net Income	$973	$1,601	$3,564	$4,545
Comprehensive income	$1,193	$1,549	$3,571	$4,074
Cash dividends paid per share (1)	$0.1075	$0.1045	$0.3211	$0.3136

(1) Retroactively adjusted for the 10% stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Basic earnings per share: (1)
Income from continuing operations	$0.27	$0.42	$1.00	$1.24
Income from discontinued operations	—	0.02	—	0.01
Net income	$0.27	$0.44	$1.00	$1.25
Diluted earnings per share: (1)
Income from continuing operations	$0.26	$0.41	$0.97	$1.21
Income from discontinued operations	—	0.02	—	0.01
Net income	$0.26	$0.43	$0.97	$1.22

(1)   Retroactively adjusted for the 10% stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$3,564	$4,545
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	1,678	1,874
Depreciation	1,166	1,238
Amortization of discounts and premiums on securities and other	1,173	1,044
Stock based compensation	208	205
Loans originated for resale	(101,377)	(169,140)
Proceeds from the sale of loans	110,330	170,417
(Gain) on sale of loans, net	(1,079)	(1,277)
Realized (gain) on sale of securities, net	(42)	(351)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	106	89
Loss on disposal of office properties and equipment, net	1	22
Change in other assets and liabilities	(1,908)	(8,451)
Net cash provided by operating activities	13,820	215
Cash flows from investing activities
Loans and leases purchased	(2,186)	(635)
Loans and leases originated and held	(169,592)	(126,421)
Principal collected on loans and leases	154,162	113,048
Securities available for sale:
Sales and maturities and repayments	29,517	40,002
Purchases	(75,624)	(61,017)
Purchase of Federal Home Loan Bank stock	(2,158)	(694)
Redemption of Federal Home Loan Bank stock	4,446	—
Proceeds from sale of office properties and equipment	—	10
Purchase of office properties and equipment	(748)	(1,116)
Purchase of servicing rights	(716)	(390)
Proceeds from sale of foreclosed real estate and other properties, net	426	667
Net cash (used in) investing activities	(62,473)	(36,546)

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended March 31,
	2004	2003

Cash flows from financing activities
Net increase in deposit accounts	$21,787	$31,701
Proceeds of advances from Federal Home Loan Bank and other borrowings	125,650	473,250
Payments on advances from Federal Home Loan Bank and other borrowings	(130,931)	(471,899)
Payment of debt issue costs	(158)	(300)
Proceeds from issuance of preferred securities	7,217	10,000
Increase in advances by borrowers	2	4,507
Purchase of treasury stock	(1,862)	(1,478)
Proceeds from issuance of common stock	634	—
Cash dividends paid	(1,150)	(1,149)
Net cash provided by financing activities	21,189	44,632

Increase (decrease) in cash and cash equivalents	(27,464)	8,301

Cash and cash equivalents
Beginning	44,214	27,546
Ending	$16,750	$35,847

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$11,380	$13,793
Cash payments for income and franchise taxes, net	401	2,378

Supplemental Schedule of Noncash Investing and Financing Activities
Loans receivable reclassified as loans held for sale	$1,917	$51,085
Other investments reclassified as cash and cash equivalents	98	—
Other investments reclassified as other assets	95	—
Core deposit intangibles reclassified as goodwill	—	416

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended March 31, 2004 and 2003

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

During the second quarter of fiscal 2004, the Company completed a reclassification of its deferred loan origination fees and other loan fees and costs.  This process was done upon a fuller interpretation of Statement No. 91 as issued by the Financial Accounting Standards Board (“FASB”) and Regulation S-X (“Reg S-X”) as issued by the Securities and Exchange Commission.   All periods presented have been revised in presentation to reflect this reclassification and there was no change to net income or earnings per share as a result of this reclassification.

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”), HF Card Services, LLC (“HF Card”), HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Leasing”), Hometown Insurors, Inc. (“Hometown”), Home Federal Securitization Corp. (“HFSC”), Mid-America Service Corporation and PMD, Inc.  The interim consolidated financial statements reflect the deconsolidation of the subsidiary trusts of the Company, HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III (“Trust III”) and HF Financial Capital Trust IV (“Trust IV”).  See Note 5 of the “Notes to Consolidated Financial Statements.”  During the third quarter of fiscal year 2003, the Company dissolved HF Card.  All intercompany balances and transactions have been eliminated in consolidation.

Health claims accrual:  The Company has a self-insured health plan for its employees.  The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider.  Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(Dollars in Thousands, Except for Per Share Data)

Net income, as reported	$973	$1,601	$3,564	$4,545
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33)	(34)	(103)	(102)
Pro forma net income	$940	$1,567	$3,461	$4,443
Basic earnings per share: (1)
As reported	$0.27	$0.44	$1.00	$1.25
Pro forma	0.26	0.43	0.97	1.22

Diluted earnings per share: (1)
As reported	0.26	0.43	0.97	1.22
Pro forma	0.26	0.42	0.94	1.20

(1) Retroactively adjusted for the 10% stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.

NOTE 2.          REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well capitalized institution at March 31, 2004:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$40,782	5.00%
Actual	68,456	8.39
Excess	27,674	3.39

Risk-based capital (to risk-weighted assets):
Required	$65,636	10.00%
Actual	69,952	10.66
Excess	4,316	0.66

NOTE 3.          EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of basic common shares outstanding for the three month periods ended March 31, 2004 and 2003 was 3,565,211 and 3,619,697, respectively.  The weighted average number of basic common shares outstanding for the nine month period ended March 31, 2004 and 2003 was 3,568,128 and 3,651,221, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month periods ended March 31, 2004 and 2003 was 3,676,998 and 3,702,848, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the nine month periods ended March 31, 2004 and 2003 was 3,676,248 and 3,704,445, respectively.

All earnings per share data and number of common shares outstanding have been retroactively adjusted for the 10% stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.

NOTE 4.          HF SECURITIZATION CORP. AND CONSUMER LOAN SECURITIZATION

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50.0 million through HFSC and Home Federal Automobile Securitization Trust 2003-A (“Automobile Securitization Trust”).  As part of the sales transaction, the Bank retains servicing responsibilities.  In addition, the Bank retains the rights to cash flows remaining after investors in the Automobile Securitization Trust have received their contractual payments and has pledged a $2.4 million reserve fund to the Automobile Securitization Trust.  These retained interests are subordinated to investors’ interests.  The investors and Automobile Securitization Trust have no recourse to the Bank’s other assets for failure of debtors to pay when due.  The pass through rate to investors is 2.65%.

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

Key economic assumptions used and the sensitivity of fair value of the retained interest as of March 31, 2004 are as follows:

	Retained Interest	Servicing Rights
	(Dollars in Thousands)
Fair Value	$2,045	$93
Weighted average life (in years)	2.79	2.79
Prepayment speed (ABS annual rate):	21.60%	21.60%
Impact on fair value of 10% adverse change	$(50)	$(6)
Impact on fair value of 20% adverse change	(94)	(15)
Credit losses (annual rate):	0.63%	0.63%
Impact on fair value of 10% adverse change	$(13)	$—
Impact on fair value of 20% adverse change	(26)	—
Discount rate:	10.38%	10.00%
Impact on fair value of 10% adverse change	$(25)	$(1)
Impact on fair value of 20% adverse change	(49)	(1)

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

NOTE 5.          SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

The Company previously issued $27.0 million of trust preferred securities.  Pursuant to FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” issued in December 2003, the subordinated trust entities of the Company were deconsolidated at March 31, 2004 and the June 30, 2003 balance sheet was restated.  As a result, the 2003 balance sheet includes $20.6 million of subordinated debt, which was previously included on the balance sheet as $20.0 million in trust preferred securities after a consolidation elimination of $600,000. The overall effect on the Company’s financial position and operating results of the deconsolidation was not material, and did not affect reported equity or net income.

NOTE 6.          SEGMENT REPORTING

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

Three Months Ended March 31, 2004	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$6,720	$(549)	$6,171
Intersegment interest income	(217)	217	—
Provision for losses on loans and leases	(607)	—	(607)
Noninterest income	2,264	(31)	2,233
Intersegment noninterest income	(87)	87	—
Noninterest expense	(6,075)	(225)	(6,300)
Intersegment noninterest expense	2	(2)	—
Income (loss) from continuing operations before income taxes	$2,000	$(503)	$1,497

Total assets at March 31, 2004	$820,342	$2,866	$823,208

Three Months Ended March 31, 2003	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$6,758	$(489)	$6,269
Intersegment interest income	(210)	210	—
Provision for losses on loans and leases	(391)	—	(391)
Noninterest income	2,707	34	2,741
Intersegment noninterest income	(202)	202	—
Noninterest expense	(6,055)	(357)	(6,412)
Intersegment noninterest expense	1	(1)	—
Income (loss) from continuing operations before income taxes	$2,608	$(401)	$2,207

Total assets at March 31, 2003	$768,230	$4,238	$772,468

Nine Months Ended March 31, 2004	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$20,258	$(1,598)	$18,660
Intersegment interest income	(621)	621	—
Provision for losses on loans and leases	(1,678)	—	(1,678)
Noninterest income	7,662	(37)	7,515
Intersegment noninterest income	(275)	275	—
Noninterest expense	(18,221)	(729)	(18,950)
Intersegment noninterest expense	3	(3)	—
Income (loss) from continuing operations before income taxes	$7,018	$(1,471)	$6,647

Total assets at March 31, 2004	$820,342	$2,866	$823,208

Nine Months Ended March 31, 2003	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$21,380	$(1,414)	$19,966
Intersegment interest income	(675)	675	—
Provision for losses on loans and leases	(1,874)	—	(1,874)
Noninterest income	7,549	325	7,874
Intersegment noninterest income	(414)	414	—
Noninterest expense	(17,930)	(1,164)	(19,094)
Intersegment noninterest expense	2	(2)	—
Income (loss) from continuing operations before income taxes	$8,038	$(1,166)	$6,872

Total assets at March 31, 2003	$768,230	$4,238	$772,468

NOTE 7.          DEFINED BENEFIT PLAN

The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours in a plan year.  The benefits are based on 6% of each eligible participant’s annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year treasury note rates.  The Company’s funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time.  One hundred percent vesting occurs after five years with a retirement age of 65.  Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Service cost	$107,695	$155,380	$323,087	$478,394
Interest cost	81,077	70,398	243,231	211,195
Expected return on plan assets	(60,988)	(50,911)	(182,964)	(152,732)
Amortization of prior losses	13,681	28,205	41,043	84,614
Accretion of prior service cost	(10,882)	(11,583)	(32,647)	(34,750)
Amortization of transition asset	2,908	2,908	8,723	8,723
Total costs recognized in expense	$133,491	$194,397	$400,473	$595,444

The Company previously disclosed in its financial statements for the fiscal year ended June 30, 2003, that it contributed $498,000 to fund its qualified pension plan.  For the nine months ended March 31, 2004, the Company made contributions of $670,000 to fund its qualified pension plan.  The Company anticipates no additional contributions for this fiscal year ending June 30 , 2004.

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

Forward-Looking Statements

This Form 10-Q and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, contain “forward-looking statements” that may deal with future results, expectations, plans and performance.  In addition, the Company’s management may make forward-looking statements orally to the media, securities analysts, investors or others.  These forward-looking statements might include one or more of the following:

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

Financial Condition Data

At March 31, 2004, the Company had total assets of $823.2 million, an increase of $22.1 million from the level at June 30, 2003.  The increase in assets was due primarily to increases in securities available for sale of $45.2 million and net loans and leases receivable of $15.9 million offset by decreases in cash and cash equivalents of $27.5 million, loans held for sale of $7.9 million and Federal Home Loan Bank (“FHLB”) stock of $2.3 million.  The increase in liabilities of $20.7 million from June 30, 2003 to March 31, 2004 was due to increases in deposits of $21.8 million and subordinated debentures payable to trusts of $7.2 million offset by decreases in advances from the FHLB and other borrowings of $5.3 million and accrued expenses and other liabilities of $3.0 million.  In addition, stockholders’ equity increased $1.4 million to $50.8 million at March 31, 2004 from $49.4 million at June 30, 2003 primarily due to net income of $3.6 million offset by payment of cash dividends of $1.2 million and Company stock repurchases of $1.9 million.

The increase in securities available for sale of $45.2 million was primarily the result of purchases of $75.6 million exceeding sales, maturities and repayments of $29.5 million.  The purchases of $75.6 million included variable-rate, mortgage-backed securities of $70.8 million.  Included in the $29.5 million of sales, maturities and repayments was approximately $20.5 million of mortgage-backed securities principal repayments.  Variable-rate mortgage-backed securities comprise 78.4% of the Company’s securities available for sale portfolio.

The increase in net loans and leases receivable of $15.9 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  Consumer indirect automobile loans increased $16.6 million over the levels at June 30, 2003.  In the second quarter of fiscal 2004, the Company sold approximately $5.0 million of student loans to the Student Loan Finance Corporation.

The decrease in cash and cash equivalents of $27.5 million was due primarily to a decrease in Federal funds sold of $24.0 million in part due to not renewing maturing advances with the FHLB and the use of funds to invest in other interest-earning assets.  Purchases of securities available for sale in the nine months ended March 31, 2004 were $75.6 million.  See “Liquidity and Capital Resources.”

The decrease in loans held for sale of $7.9 million was primarily related to a $10.3 million decrease in mortgage loan closings during March 2004 as compared to June 2003.  Mortgage loans held for sale decreased $9.8 million from $16.0 million at June 30, 2003 to $6.2 million at March 31, 2004.  Offsetting the decrease in mortgage loans held for sale was an increase in student loans held for sale in the amount of $1.9 million at March 31, 2004.  During the second quarter of fiscal 2004, the Company began classifying its student loan portfolio as held for sale.

The net decrease in FHLB stock of $2.3 million was primarily the result of the Company’s redemption of $3.2 million of stock, through the Bank, due to a FHLB capital structure change effective July 1, 2003.

The $21.8 million increase in deposits was primarily due to increases in money market accounts of $32.5 million and out-of-market certificates of deposit of $12.4 million offset by decreases in savings accounts of $6.5 million and in-market certificates of deposits of $6.4 million.  Public fund deposits increased $9.3 million at March 31, 2004 from the levels at June 30, 2004 primarily due to increases in in-market certificates of deposit of $9.5 million, in-market demand accounts of $8.8 million and out-of-market demand accounts of $2.3 million offset by decreases in in-market savings accounts of $9.0 million and out-of-market certificates of deposit of $2.3 million.

The liability for subordinated debentures payable to trusts increased $7.2 million due to the Company issuing additional trust preferred securities through Trust IV during the first quarter of fiscal 2004.

Advances from the FHLB and other borrowings decreased $5.3 million primarily due to the Company’s repayment on two short-term notes with First Tennessee Bank, NA totaling $4.0 million and maturing advances with the FHLB in the amount of $5.4 million.  In addition, the Company made a repayment of $11.3 million on one long-term note with the FHLB during the second quarter of fiscal 2004.

Accrued expenses and other liabilities decreased $3.0 million primarily due to the decrease in balances of accrued compensation expenses of $904,000, collections due on loans sold to third parties of $1.4 million and treasury, tax and loan liability of $1.3 million.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts at the dates indicated.

	At March 31, 2004		At June 30, 2003
	Amount	Percent of Loans in Each Category	Amount	Percent of Loans in Each Category
	(Dollars in Thousands)

One-to four-family (1)	$90,339	14.69%	$83,722	13.97%
Commercial real estate	89,004	14.47%	93,192	15.55%
Multi-family real estate	44,104	7.17%	49,171	8.21%
Commercial business	118,193	19.22%	113,406	18.93%
Equipment finance leases	25,202	4.10%	23,070	3.85%
Consumer (2) (3)	184,048	29.93%	173,246	28.91%
Agricultural	58,912	9.58%	58,095	9.69%
Construction and development	5,164	0.84%	5,357	0.89%
Total Loans and Leases Receivable	$614,966	100.00%	$599,259	100.00%

(1)   Excludes $6,192 and $15,984 loans held for sale at March 31, 2004 and June 30, 2003, respectively.

(2)   Includes mobile home loans.

(3)   Excludes $1,918 and $0 student loans held for sale at March 31, 2004 and June 30, 2003, respectively.
During the second quarter of fiscal 2004, the Company began classifying its student loan portfolio as held for sale.

	At March 31, 2004		At June 30, 2003
	Amount	Percent of Deposits in Each Category	Amount	Percent of Deposits in Each Category
	(Dollars in Thousands)

Noninterest bearing checking accounts	$71,543	11.12%	$77,004	12.39%
Interest bearing accounts	49,584	7.71%	43,699	7.03%
Money market accounts	212,014	32.96%	178,113	28.66%
Savings accounts	47,963	7.46%	54,462	8.77%
Certificates of deposit	262,064	40.75%	268,103	43.15%
Total Deposits	$643,168	100.00%	$621,381	100.00%

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  All average balances are monthly average balances and include the balances of nonaccruing loans.  The yields and costs for the three months and nine months ended March 31, 2004 and 2003 include fees which are considered adjustments to yield.  Balances related to discontinued credit card loan operations have been reclassified to non-interest earning assets for all periods presented.

	THREE MONTHS ENDED MARCH 31,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$614,358	$8,927	5.83%	$584,888	$9,492	6.58%
Investment securities (2) (3)	110,411	892	3.24%	128,330	1,088	3.44%
FHLB stock	4,367	18	1.65%	7,025	69	3.98%

Total interest-earning assets	729,136	$9,837	5.41%	720,243	$10,649	6.00%
Noninterest-earning assets	60,875			57,553
Total assets	$790,011			$777,796

Interest-bearing liabilities:
Deposits:
Checking and money market	$241,156	$673	1.12%	$199,230	$633	1.29%
Savings	56,718	86	0.61%	45,618	79	0.70%
Certificates of deposit	258,307	1,744	2.71%	293,115	2,334	3.23%
Total interest-bearing deposits	556,181	2,503	1.81%	537,963	3,046	2.30%
FHLB advances and other borrowings	70,372	839	4.78%	87,702	1,068	4.94%
Subordinated debentures payable to trusts	27,837	324	4.67%	20,000	266	5.39%

Total interest-bearing liabilities	654,390	3,666	2.25%	645,665	4,380	2.76%
Noninterest-bearing deposits	65,316			61,944
Other liabilities	19,054			20,189
Total liabilities	738,760			727,798
Equity	51,251			49,998
Total liabilities and equity	$790,011			$777,796

Net interest income; interest rate spread (4)		$6,171	3.16%		$6,269	3.24%

Net interest margin (4) (5)			3.39%			3.53%

(1)   Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)   Includes federal funds sold.

(3)   Yields do not reflect the tax exempt nature of municipal securities.

(4)   Percentages for the three months ended March 31, 2004 and March 31, 2003 have been annualized.

(5)   Net interest margin is net interest income divided by average interest-earning assets.

	NINE MONTHS ENDED MARCH 31,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$616,528	$27,645	5.95%	$592,443	$30,665	6.90%
Investment securities (2) (3)	100,406	2,237	2.96%	105,100	3,021	3.83%
FHLB stock	4,529	83	2.43%	6,797	168	3.29%

Total interest-earning assets	721,463	$29,965	5.51%	704,340	$33,854	6.40%
Noninterest-earning assets	61,337			53,619
Total assets	$782,800			$757,959

Interest-bearing liabilities:
Deposits:
Checking and money market	$232,182	$1,935	1.11%	$193,484	$2,045	1.41%
Savings	50,333	223	0.59%	40,141	241	0.80%
Certificates of deposit	260,018	5,418	2.77%	280,873	7,480	3.55%
Total interest-bearing deposits	542,533	7,576	1.85%	514,498	9,766	2.53%
FHLB advances and other borrowings	77,956	2,828	4.81%	99,294	3,406	4.57%
Subordinated debentures payable to trusts	25,672	901	4.66%	17,222	716	5.54%
Total interest-bearing liabilities	646,161	11,305	2.32%	631,014	13,888	2.93%
Noninterest-bearing deposits	66,192			57,804
Other liabilities	19,886			19,538
Total liabilities	732,239			708,356
Equity	50,561			49,603
Total liabilities and equity	$782,800			$757,959
Net interest income; interest rate spread (4)		$18,660	3.19%		$19,966	3.47%

Net interest margin (4) (5)			3.43%			3.78%

(1)   Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)   Includes federal funds sold.

(3)   Yields do not reflect the tax exempt nature of municipal securities.

(4)   Percentages for the nine months ended March 31, 2004 and March 31, 2003 have been annualized.

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

	Three Months Ended March 31, 2004 vs 2003			Nine Months Ended March 31, 2004 vs 2003
	Increase (Decrease) Due to Volume	(Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
				(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$537	$(1,102)	$(565)	$1,307	$(4,327)	$(3,020)
Investment securities (2)	(148)	(48)	(196)	(130)	(654)	(784)
FHLB stock	(18)	(33)	(51)	(56)	(29)	(85)

Total interest-earning assets	$371	$(1,183)	$(812)	$1,121	$(5,010)	$(3,889)

Interest-bearing liabilities:
Deposits:
Checking and money market	$139	$(99)	$40	$415	$(525)	$(110)
Savings	20	(13)	7	62	(80)	(18)
Certificates of deposit	(267)	(323)	(590)	(544)	(1,518)	(2,062)
Total interest-bearing deposits	(108)	(435)	(543)	(67)	(2,123)	(2,190)
FHLB advances and other borrowings	(207)	(22)	(229)	(729)	151	(578)
Subordinated debentures payable to trusts	107	(49)	58	354	(169)	185

Total interest-bearing liabilities	$(208)	$(506)	$(714)	$(442)	$(2,141)	$(2,583)

Net interest income			$(98)			$(1,306)

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

The allowance is compiled by utilizing the Company’s loan and lease risk rating system which is structured to identify weaknesses in the loan and lease portfolio.  The risk rating system has evolved to a process whereby management believes the system will properly identify the credit risk associated with the loan and lease portfolio.  Due to the stratification of loans and leases for the allowance calculation, the estimate of the allowance for loan and lease losses could change materially if the loan and lease risk rating system would not properly identify the strength of a large or a few large loan and lease customers.  Although management believes that it uses the best information available to determine the allowance, unforeseen market or borrower conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.

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

Asset Quality and Potential Problem Loans and Leases

When a borrower fails to make a required payment on a loan within 10 to 15 days after the payment is due, the Bank generally institutes collection procedures by issuing a late notice.  The customer is contacted again when the payment is between 17 and 40 days past due.  In most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 40 days, the Bank attempts additional written as well as verbal contacts and, if necessary, personal contact with the borrower in order to determine the reason for the delinquency and to effect a cure, and, where appropriate, reviews the condition of the property and the financial circumstances of the borrower.  Based upon the results of any such investigation, the Bank may: (i) accept a repayment program which under appropriate circumstances could involve an extension in the case of consumer loans for the arrearage from the borrower, (ii) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell, or (iii) initiate foreclosure proceedings. When a loan payment is delinquent for 90 days, the Bank generally will initiate foreclosure proceedings unless management is satisfied the credit problem is correctable.

Loans are generally classified as nonaccrual when there are reasonable doubts as to the collectibility of principal and/or interest and/or when payment becomes 90 days past due, except loans which are well secured and in the process of collection.  Interest collections on nonaccrual loans, for which the ultimate collectibility of principal is uncertain, are applied as principal reductions.

Leases are generally classified as nonaccrual when there are reasonable doubts as to the collectibility of principal and/or interest.  Leases may be placed on nonaccrual when the lease has experienced either four consecutive months with no payments or once the account is five months in arrears.  Interest collections on nonaccrual leases, for which the ultimate collectibility of principal is uncertain, are applied as principal reductions.

When a lessee fails to make a required lease payment within 10 days after the payment is due, Mid America Leasing generally institutes collection procedures.  The lessee may be contacted by telephone on the 10th, but no later than the 30th day of delinquency.  A late notice is automatically issued by the system on the 11th day of delinquency and is sent to the lessee.  The lease may be referred to legal counsel when the lease is past due beyond four payments and no positive response has been received or when other considerations are present.

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $3.9 million at March 31, 2004 from $6.2 million at June 30, 2003, a decrease of $2.3 million, or 37.1%.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.48% at March 31, 2004 as compared to 0.77% at June 30, 2003.  The decrease in the ratio of nonperforming assets to total assets at March 31, 2004 as compared to June 30, 2003 was due to the decrease in nonperforming assets of $2.3 million.  In addition, asset quality continues to improve in part due to significant impaired loan credit resolution.

Nonaccruing loans and leases decreased 29.5% or $1.3 million to $3.1 million at March 31, 2004 compared to $4.4 million at June 30, 2003.  Included in nonaccruing loans and leases at March 31, 2004 were two loans totaling $43,000 secured by one- to four-family real estate, five loans totaling $1.4 million secured by commercial real estate, eight commercial business loans totaling $686,000, two equipment finance leases totaling $13,000, two agricultural loans totaling $181,000 and 45 consumer loans totaling $789,000.  Nonaccruing commercial real estate loans increased $1.0 million at March 31, 2004 from the levels at June 30, 2003 as the result of one purchased participation loan in the amount of $976,000 that is experiencing financial difficulties.  Management placed the commercial participation loan on nonaccrual at December 31, 2003 with specific reserve set up in the amount of $20,000 and subsequently increased the specific reserve to $76,000 during the third quarter of fiscal 2004.  This loan is included in the Company’s $1.4 million of classified participation loan purchases described below. Subsequent to quarter end, this loan was paid off at 90% of the principal balance and the reserve balance at March 31, 2004 was adequate to absorb the loss.  Nonaccruing agricultural loans decreased $2.4 million primarily as a result of charge-offs of loans classified as nonaccrual at June 30, 2003.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have decreased $2.1 million or 36.2% from the levels at June 30, 2003.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans and leases are deemed impaired.  Loans and leases that are not performing do not necessarily result in a loss.

The Company is in the final stages of liquidating a significant agriculture impaired loan.  A charge-off of $836,000 was recorded during the third quarter of fiscal 2004.  The charge-off on this loan was increased from $808,000 to the $836,000 total during the third quarter of fiscal 2004.    The balance on the credit at March 31, 2004 is less than $50,000 and should be concluded during the fourth quarter of fiscal 2004.  Any additional charge-off or any recovery will be recorded as incurred.

As of March 31, 2004, the Company had $172,000 of foreclosed assets.  The balance of foreclosed assets at March 31, 2004 consisted of $98,000 in consumer collateral and $74,000 in single-family residences.  Included in the $98,000 of consumer collateral, was $5,000 secured by a mobile home.

At March 31, 2004, the Company had criticized $13.2 million of its assets as special mention and classified $6.7 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At March 31, 2004 the Company had $40.4 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $1.4 million or 3.5%, were included in the Company’s $6.7 million of classified assets.  Other potential problem loans and leases are included in criticized and classified assets.  Criticized and classified loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the March 31, 2004 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at March 31, 2004 will be adequate in the future.

In accordance with the Company’s internal classification of assets policy, management evaluates the loan and lease portfolio on a monthly basis to identify loss potential and determines the adequacy of the allowance for loan and lease losses quarterly.  Loans and leases are placed on nonaccrual status when the collection of principal and/or interest become doubtful.  Foreclosed assets include assets acquired in settlement of loans.  The following table sets forth the amounts and categories of the Company’s nonperforming assets from continuing operations for the periods indicated.

	Nonperforming Assets As Of
	March 31, 2004	June 30, 2003
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$43	$103
Commercial real estate (1)	1,352	310
Commercial business	686	472
Equipment finance leases	13	30
Consumer (2)	789	909
Agricultural	181	2,541
Total	3,064	4,365

Accruing loans and leases delinquent more than 90 days:
One- to four-family	130	330
Commercial real estate	—	42
Commercial business	226	779
Equipment finance leases	162	313
Consumer (2)	42	2
Agricultural	119	—
Total	679	1,466

Foreclosed assets: (3)
One- to four-family	74	258
Consumer (2)	98	77
Total	172	335

Total nonperforming assets	$3,915	$6,166

Ratio of nonperforming assets to total assets	0.48%	0.77%

Ratio of nonperforming loans and leases to total loans and leases (4)	0.60%	0.95%

(1)   Includes one loan in the amount of $976 that was subsequently resolved in April 2004.

(2)   Includes mobile home loans.

(3)   Total foreclosed assets do not include land or other real estate owned held for sale.

(4)   Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses from continuing operations during the periods indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	Nine Months Ended March 31,
	2004	2003
	(Dollars in Thousands)

Balance at beginning of period	$3,842	$4,461
Charge-offs:
One- to four-family	(6)	(9)
Commercial real estate	(16)	—
Commercial business	(394)	(1,078)
Equipment finance leases	(23)	(69)
Consumer (1)	(891)	(927)
Agriculture	(836)	—
Total charge-offs	(2,166)	(2,083)

Recoveries:
One- to four-family	4	3
Commercial business	2	4
Equipment finance leases	63	33
Consumer (1)	182	248
Agriculture	3	100
Total recoveries	254	388

Net (charge-offs)	(1,912)	(1,695)

Additions charged to operations	1,678	1,874
Allowance related to assets sold, net	—	(264)

Balance at end of period	$3,608	$4,376

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.31)%	(0.29)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.58%	0.76%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	96.39%	54.31%

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

	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance
Loan Type	At March 31, 2004		At June 30, 2003
	(Dollars in Thousands)

One- to four-family	$16	$—	$28	$—
Commercial real estate	99	76	130	—
Multi-family real estate	89	—	111	—
Commercial business	1,005	—	652	132
Equipment finance leases	281	—	250	—
Consumer (1)	1,731	—	1,595	—
Agricultural	311	—	230	714
Total	$3,532	$76	$2,996	$846

(1)   Includes mobile home loans.

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At March 31, 2004
	(Dollars in Thousands)

Commercial business	5	$652	$—
Commercial real estate (1)	2	1,051	76
Agricultural	1	42	—
Total	8	$1,745	$76

(1)     Includes one loan in the amount of $976 that was subsequently resolved in April 2004.

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2003
	(Dollars in Thousands)

Commercial business	8	$354	$132
Agricultural	4	2,320	714
Total	12	$2,674	$846

The allowance for loan and lease losses was $3.6 million at March 31, 2004 as compared to $4.4 million at March 31, 2003.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.58% at March 31, 2004 compared to 0.76% at March 31, 2003, a decrease of 23.7%.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended March 31, 2004 and March 31, 2003

Continued Operations:

General.  The Company’s net income from continuing operations was $973,000 or $0.27 and $0.26 for basic and diluted earnings per share, respectively, for the three months ended March 31, 2004, a $543,000 decrease in earnings compared to $1.5 million or $0.42 and $0.41 for basic and diluted earnings per share, respectively, for the same period in the prior fiscal year.  For the three months ended March 31, 2004, the return on average equity from continuing operations was 7.59%, a 37.4% decrease compared to 12.13% for the same period in the prior fiscal year.  For the three months ended March 31, 2004, the return on average assets from continuing operations was 0.49%, a 37.2% decrease compared to 0.78% for the same period in the prior fiscal year.  As discussed in more detail below, the decreases were due to a variety of key factors, including decreases in net interest income of $100,000 and noninterest income of $500,000 and an increase in the provision for losses on loans and leases of $216,000 offset by decreases in noninterest expense of $100,000 and income tax expense of $167,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $9.8 million for the three months ended March 31, 2004 as compared to $10.6 million for the same period in the prior fiscal year, a decrease of $800,000 or 7.5%.  A $1.2 million decrease in interest, dividend and loan fee income was the result of a 9.8% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 5.41% for the three months ended March 31, 2004 as compared to 6.01% for the same period in the prior fiscal year.  For the three months ended March 31, 2004, the average yield on loans and leases receivable was 5.83%, a decrease of 11.4% from 6.58% for the same period in the prior fiscal year.  The overall decrease in interest, dividend and loan fee income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2002 to March 31, 2004, the prime rate dropped from 4.75% to 4.00%.

Interest Expense.  Interest expense was $3.7 million for the three months ended March 31, 2004 as compared to $4.4 million for the same period in the prior fiscal year, a decrease of $714,000 or 16.3%.  A $506,000 decrease in interest expense was the result of a 18.5% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 2.25% for the three months ended March 31, 2004 as compared to 2.76% for the same period in the prior fiscal year.  For the three months ended March 31, 2004, the average rate paid on interest-bearing deposits was 1.81%, a decrease of 21.3% from 2.30% for the same period in the prior fiscal year.  Average volume decreases on FHLB advances and other borrowings of $17.3 million also contributed to a $207,000 decrease in interest expense for the three months ended March 31, 2004 as compared to the same period in the prior fiscal year.  While the overall average volume of interest-bearing deposits increased $18.2 million, the average volume decrease of certificates of deposit of $34.8 million, included in interest-bearing deposits, was substantial enough to contribute to an overall decrease in interest expense from interest-bearing deposits of $267,000 for the three months ended March 31, 2004 as compared to the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income from continuing operations for the three months ended March 31, 2004 decreased $100,000, or 1.6%, to $6.2 million compared to $6.3 million for the same period in the prior fiscal year.  The decrease in net interest income was due primarily to a decreasing net interest margin as national rates continued to remain low over the prior year.  The Company’s net interest margin was 3.39% for the third quarter of fiscal 2004 as compared to 3.53% for the same period in the prior fiscal year.

Provision for Losses on Loans and Leases. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

During the three months ended March 31, 2004, the Company recorded a provision for losses on loans and leases of $607,000 compared to $391,000 for the three months ended March 31, 2003, an increase of $216,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $2.2 million for the three months ended March 31, 2004 as compared to $2.7 million for the same period in the prior fiscal year, a decrease of $500,000 or 18.5%.  The decrease in noninterest income was due primarily to decreases in net gain on sale of loans of $366,000,  loan servicing income of $59,000 and other noninterest income of $84,000.

Net gain on sale of loans was $245,000 for the three months ended March 31, 2004 as compared to $611,000 for the same period in the prior fiscal year, a decrease of $366,000 or 59.9%.  The decrease was primarily due to a decrease in the amount of residential mortgage loans sold into the secondary market during the second third quarter of fiscal 2004 as compared to the same period in the prior fiscal year.  Residential mortgage loan production decreased 50.4% in dollar volume for the three months ended March 31, 2004 as compared to the same period in the prior fiscal year.  As is the case with the industry, residential mortgage loan pipelines decreased back to more historical levels at September 30, 2003 and was reflected in fiscal 2004 third quarter earnings.

Loan servicing income decreased 13.3% to $383,000 for the three months ended March 31, 2004 as compared to $442,000 for the same period in the prior fiscal year primarily due to a decrease in the number of loans serviced for others and the increase in loan sales to the secondary market.

Other noninterest income decreased 11.9% to $624,000 for the three months ended March 31, 2004 as compared to $708,000 for the same period in the prior fiscal year due to a decrease in commission and insurance income in the amount of $113,000 primarily due to the sale of the Company’s property and casualty book of business.

Noninterest Expense.  Noninterest expense was $6.3 million for the three months ended March 31, 2004 as compared to $6.4 million for the three months ended March 31, 2003, a decrease of $100,000 or 1.6%.  The decrease in noninterest expense was due primarily to decreases in occupancy and equipment expenses of $226,000 and other expenses of $140,000 offset by an increase in compensation and employee benefits of $254,000.

Occupancy and equipment expenses decreased 22.1%, or $226,000, for the three months ended March 31, 2004 as compared to the same period in the prior fiscal year primarily due to recording a valuation impairment of $200,000 in the third quarter of fiscal 2003.

Other noninterest expense decreased 8.7%, or $140,000, for the three months ended March 31, 2004 as compared to the same period in the prior fiscal year primarily due to decreases in legal expenses of $82,000, consultant services of $78,000, charitable contributions of $42,000, computer service expenses of $42,000 and advertising of $41,000 offset by increases in postage expense of $52,000 and accounting and auditing expenses of $32,000.  The remaining $61,000 decrease in other noninterest expense is comprised of miscellaneous and various other general and administrative expenses.

Compensation and employee benefits increased $254,000 or 6.7%.  The increase was primarily due to increases in health claims, net of stop loss, of $567,000 and deferred compensation related to loan originations of $241,000 offset by decreases on variable compensation (performance incentives and bonuses) of $251,000.

Income tax expense.  The Company’s income tax expense for the three months ended March 31, 2004 decreased $167,000 or 24.2% to $524,000 compared to $691,000 for the same period in the prior fiscal year.  The effective tax rate was 35.0% and 31.3% for the three months ended March 31, 2004 and March 31, 2003, respectively.  The increase in effective tax rate for the quarter was the result of an increase in the expected effective tax rate for the year ending June 30, 2004 due to permanent tax differences.

Discontinued Operations:

Income from discontinued operations.  Income from discontinued operations was $0 for the three months ended March 31, 2004 as compared to $85,000 the same period in the prior fiscal year primarily due to the sale of the credit card loan portfolio on January 31, 2003.  There has been no activity from the discontinued operations during the third quarter of fiscal 2004.

Comparison of the Nine Months Ended March 31, 2004 and March 31, 2003

Continued Operations:

General.  The Company’s net income from continuing operations was $3.6 million or $1.00 and $0.97 for basic and diluted earnings per share, respectively, for the nine months ended March 31, 2004, a $900,000 decrease in earnings compared to $4.5 million or $1.24 and $1.22 for basic and diluted earnings per share, respectively, for the same period in the prior fiscal year.  For the nine months ended March 31, 2004, the return on average equity from continuing operations was 9.40%, a 22.5% decrease compared to 12.13% for the same period in the prior fiscal year.  For the nine months ended March 31, 2004, the return on average assets from continuing operations was 0.61%, a 22.8% decrease compared to 0.79% for the same period in the prior fiscal year.  As discussed in more detail below, the decrease was primarily due to decreases in net interest income of $1.3 million and noninterest income of $400,000 offset by decreases in provision for losses on loans and leases of $200,000, noninterest expense of $100,000 and income tax expense of $400,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $30.0 million for the nine months ended March 31, 2004 as compared to $33.9 million for the same period in the prior fiscal year, a decrease of $3.9 million or 11.5%.  A $5.0 million decrease in interest, dividend and loan fee income was the result of a 13.9% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 5.51% for the nine months ended March 31, 2004 as compared to 6.40% for the same period in the prior fiscal year.  For the nine months ended March 31, 2004, the average yield on loans and leases receivable was 5.95%, a decrease of 13.8% from 6.90% for the same period in the prior fiscal year.  The overall decrease in interest, dividend and loan fee income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2002 to March 31, 2004, the prime rate dropped from 4.75% to 4.00%.  The decrease resulting from lower rates was partially offset by average volume increases of $24.1 million in loans and leases receivable which resulted in a $1.3 million increase in interest, dividend and loan fee income for the nine months ended March 31, 2004 as compared to the same period in the prior fiscal year.

Interest Expense.  Interest expense was $11.3 million for the nine months ended March 31, 2004 as compared to $13.9 million for the same period in the prior fiscal year, a decrease of $2.6 million or 18.7%.  A $2.1 million decrease in interest expense was the result of a 20.8% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 2.32% for the nine months ended March 31, 2004 as compared to 2.93% for the same period in the prior fiscal year.  For the nine months ended March 31, 2004, the average rate paid on interest-bearing deposits was 1.85%, a decrease of 26.9% from 2.53% for the same period in the prior fiscal year.  Average volume decreases in FHLB advances and other borrowings of $21.3 million also contributed to a $729,000 decrease in interest expense for the nine months ended March 31, 2004 as compared to the same period in the prior fiscal year.  Offsetting the above decreases in interest expense for the nine months ended March 31, 2004 was an increase in interest expense of $354,000 as a result of average volume increases of $8.5 million in subordinated debentures payable to trusts as compared to the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income from continuing operations for the nine months ended March 31, 2004 decreased $1.3 million, or 6.5%, to $18.7 million compared to $20.0 million for the same period in the prior fiscal year.  The decrease in net interest income was due primarily to a decreasing net interest margin as national rates continued to remain low over the prior year.  The Company’s net interest margin was 3.43% for the first nine months of fiscal 2004 as compared to 3.78% for the same period in the prior fiscal year.

Provision for Losses on Loans and Leases. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

During the nine months ended March 31, 2004, the Company recorded a provision for losses on loans and leases of $1.7 million, compared to $1.9 million for the nine months ended March 31, 2003, a decrease of $200,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $7.5 million for the nine months ended March 31, 2004 as compared to $7.9 million for the nine months ended March 31, 2003, a decrease of $400,000  or 5.1%.  The decrease in noninterest income was due primarily to decreases in net gain on sale of securities of $309,000, net gain on sale of loans of $200,000 and fees on deposits of $75,000  offset by an increase in other noninterest income of $200,000.

Net gain on sale of securities decreased $309,000 for the nine months ended March 31, 2004 as compared to the same period in the prior fiscal year due to fewer sales occurring during the first nine months of fiscal 2004.

Net gain on sale of loans decreased 15.5% to $1.1 million for the nine months ended March 31, 2004 as compared to $1.3 million for the same period in the prior fiscal year.  The decrease was primarily due to a decrease in the amount of residential mortgage loans sold into the secondary market during the nine months ended March 31, 2004 as compared to the same period in the prior fiscal year.  Residential mortgage loan production decreased 18.7% in dollar volume for the nine months ended March 31, 2004 as compared to the same period in the prior fiscal year.  As is the case with the industry, residential mortgage loan pipelines decreased back to more historical levels at September 30, 2003 and was reflected in the first nine months of fiscal 2004 earnings.  Offsetting the reduction in the current year was a gain of $141,000 recorded in the second quarter of fiscal 2004 resulting from the sale of $5.0 million in student loans to the Student Loan Finance Corporation.

Fees on deposits decreased 3.1% to $3.1 million for the nine months ended March 31, 2004 as compared to $3.2 million for the same period in the prior fiscal year.  The overall $75,000 decrease was primarily due to a decrease in non-sufficient funds and overdraft fees on deposit accounts.

Other noninterest income increased 10.5% to $2.1 million for the nine months ended March 31, 2004 as compared to $1.9 million for the same period in the prior fiscal year due to income in the amount of $310,000 recorded on the retained interest obtained through the securitization of automobile loans.  See Note 4 of the “Notes to Consolidated Financial Statements.”  In addition, the Bank recorded an increase of $72,000 in other noninterest income for BOLI and an increase of $57,000 in trust income as compared to the same period in the prior fiscal year.  Also included in noninterest income for the nine months ended March 31, 2004 is $116,000 net gain on the sale of the Company’s property and casualty book of business.  Offsetting the above increases in noninterest income for the nine months ended March 31, 2004 as compared to the same period in the prior fiscal year was a decrease in commission and insurance income in the amount of $403,000 primarily due to the sale of the Company’s property and casualty book of business.

Noninterest Expense.  Noninterest expense was $19.0 million for the nine months ended March 31, 2004 as compared to $19.1 million for the three months ended March 31, 2003, a decrease of $100,000 or 0.5%.  The decrease in noninterest expense was due primarily to decreases in occupancy and equipment expenses of $264,000 and other expenses of $265,000 offset by an increase in compensation and employee benefits of $385,000.

Occupancy and equipment expense decreased 9.8%, or $264,000,  for the nine months ended March 31, 2004 as compared to the same period in the prior fiscal year primarily due to recording a valuation impairment of $200,000 in the third quarter of fiscal 2003.

Other noninterest expense decreased 5.4%, or $265,000, for the nine months ended March 31, 2004 as compared to the same period in the prior fiscal year primarily due to a decrease in advertising expenses of $127,000, consultant services of $120,000 and amortization of intangible assets of $52,000 offset by an increase in accounting and auditing expenses of $124,000.

Compensation and employee benefits increased 3.3%, or $385,000, for the nine months ended March 31, 2004 as compared to the same period in the prior fiscal year primarily due to increases in hospital, dental and life insurance expense of $462,000 and deferred compensation related to loan originations of $361,000 offset by decreases in variable compensation (performance incentives and bonuses) of $452,000 and pension plan expense of $194,000 due to a combination of changes in payroll covered and the investment performance of the pension trust account.

Income tax expense.  The Company’s income tax expense for the nine months ended March 31, 2004 decreased $400,000 or 16.7% to $2.0 million compared to $2.4 million for the same period in the prior fiscal year, primarily due to a reduction in net income of $981,000.  The effective tax rate was 35.7% and 34.4% for the nine months ended March 31, 2004 and March 31, 2003, respectively.

Discontinued Operations:

Income from discontinued operations.  Income from discontinued operations was $0 for the nine months ended March 31, 2004 as compared to $34,000 for the same period in the prior fiscal year primarily due to the sale of the credit card loan portfolio on January 31, 2003.  There has been no activity from the discontinued operations during the first nine months of fiscal 2004.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At March 31, 2004, the Bank had outstanding commitments to originate residential mortgage loans of $5.6 million, commercial and agricultural real estate loans of $15.3 million and commercial business loans of $8.5 million.  In addition, the Bank had outstanding commitments to sell residential mortgage loans of $12.9 million and consumer student loans of $1.9 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to fundings for use in liquidity management.  At March 31, 2004, the Bank had no commitments to purchase or sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank currently has two $10.0 million unsecured lines of federal funds with correspondent banks.  There were no funds drawn on either line of credit at March 31, 2004.  Additionally, as of March 31, 2004, the Bank had $23.2 million in out-of-market certificates of deposit and $16.4  million in out-of-market money market accounts.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors’ approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on May 1, 2003 may be acquired through April 30, 2004.  A total of 154,300 shares of common stock have been purchased pursuant to the current program, with 80,100 shares purchased during the three months ended March 31, 2004.   In addition, the Company approved a new stock buy back program in which up to 10% of the common stock of the Company outstanding on May 1, 2004 may be acquired through April 30, 2005.  No shares of common stock have been purchased pursuant to the new program.  See Part II, Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at March 31, 2004, the Bank met all current capital requirements.

The OTS has adopted capital requirement for savings institutions comparable to the requirement for national banks.  The minimum OTS Tier 1 (core) capital requirement for well capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.39% at March 31, 2004.  The minimum OTS total risk-based capital requirement for well capitalized institutions is 10.00% of risk-weighted assets.  The Bank had risk-based capital of 10.66% at March 31, 2004.

Off-Balance Sheet Financing Arrangements

During fiscal 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Automobile Securitization Trust.  The outstanding balance of the securitized automobile loans was $21.0 million at March 31, 2004.  As part of the sales transaction, the Bank retains servicing responsibilities and a retained interest in the receivables which is subordinated to third party investors’ interests.  The receivables were sold without legal recourse.  The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing.  It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank access to the national capital markets.  See Note 4 of the “Notes to Consolidated Financial Statements”  for further detail.

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

Recent Accounting Pronouncements

In March 2003, the FASB started a project, pursuant to FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to address issues related to stock-based compensation (“SBC”).  The objective of this project is to cooperate with the International Accounting Standards Board to achieve convergence to one single, high-quality global accounting standard on SBC.   The FASB has discussed several issues relating to SBC arrangements, and issued an exposure draft on March 31, 2004 which would amend FASB Statement No. 123 and APB Opinion No. 25.  The comment period for the exposure draft ends June 30, 2004.

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

The Company continues to monitor the progress of the FASB regarding its SBC project and will continue applying the guidance of APB Opinion No. 25.  The Company will reevaluate its accounting policy on SBC upon the expiration of the exposure draft comment period and final accounting standard regarding SBC as a result of its current SBC project.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities.”  This Interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements for older entities were effective at the beginning of the first interim period beginning after June 15, 2003, however, on October 8, 2003 the FASB deferred the implementation date of Interpretation No. 46 until the first period ending after December 15, 2003.  The Company implemented this standard, as revised, as of March 31, 2004.  As a result, the Company deconsolidated its Capital Trust entities, which resulted in mandatorily redeemable preferred securities of subsidiary trusts, which were classified as liabilities, being excluded from the Company’s financial statements and replaced with subordinated debentures payable to the trusts, also classified as liabilities, of approximately the same amount.  The overall effect on the Company’s financial position and operating results of the deconsolidation was not material, and did not affect reported equity or net income.

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

In April 2003, FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this Statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and (iv) amends certain other existing pronouncements.  The changes will result in more consistent reporting on contracts and hedging relationships entered into or modified after June 30, 2003.  The Company extends to borrowers interest rate lock commitments (“IRLC”) and sells the resulting loans to secondary markets on a “best efforts” basis.  The Company is continuing to review guidance from FASB and the SEC with respect to valuation of IRLC.

In May 2003, FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this Statement did not have a material effect on the Company’s financial position, liquidity or results of operations, however, management continues to review guidance from the FASB.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the NPV estimate indicates an increase in net value.  The converse situation can also be expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at December 31, 2003 (the most recent report available) and June 30, 2003, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or -100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and -300 NPV were not estimated by the OTS.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 or that the Company’s primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2004 changed significantly when compared to June 30, 2003.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2003” and “Selected Asset and Liability Price Tables as of December 31, 2003”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

December 31, 2003

Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent
	(Dollars in thousands)

Basis Points
+300	$88,563	$(2,124)	(2)%
+200	91,073	386	—
+100	92,198	1,511	2
—	90,687	—	—
-100	87,645	(3,042)	(3)

June 30, 2003

Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent
	(Dollars in thousands)

Basis Points

+300	$80,157	$2,306	3%
+200	80,555	2,703	3
+100	79,200	1,348	2
—	77,852	—	—
-100	76,488	(1,364)	(2)

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

PART II

Item 1.             Legal Proceedings

The Company, Home Federal and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses.  While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and/or Home Federal in the proceedings, that the resolution of these proceedings are not likely to have a material effect on the Company’s consolidated financial position or results of operations.  The Company and its direct and indirect subsidiaries are not aware of any legal actions or proceedings outside of the normal course of business.

Item 2.             Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended March 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Current Program
January 1 - 31, 2004	0	$0.00	0	252,261
February 1 - 29, 2004	19,800	$17.57	19,800	232,461
March 1 - 31, 2004	60,300	$17.96	60,300	172,161

3rd Quarter Total	80,100	$17.86	80,100

All of the repurchases were made under the Company’s stock buy back program, which was publicly announced on April 28, 2003, pursuant to which it may repurchase up to 10% of the common stock of the Company that was outstanding on May 1, 2003.  This stock buy back program expires on April 30, 2004.  A total of 154,300 shares of common stock have been purchased pursuant to the current program, with 80,100 shares purchased during the three months ended March 31, 2004.  All of the 80,100 shares repurchased in the third quarter ended March 31, 2004 were purchased in the open-market, except for 11,000 shares that were purchased at a price of $17.60 through a private transaction.

The Company approved a new stock buy back program effective as of May 1, 2004 and publicly announced on April 26, 2004, in which up to 10% of the common stock of the Company outstanding on May 1, 2004 may be acquired through April 30, 2005.  No shares of common stock have been purchased pursuant to the new program.

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

On January 28, 2004, the Company filed Form 8-K, reporting under Item 12, “Results of Operations and Financial Condition,” the issuance of a press release regarding results for the second quarter ended December 31, 2003.

HF FINANCIAL CORP.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.
(Registrant)

Date:	May 13, 2004	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2004	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)