Form 10-K
period 2004-06-30
HF FINANCIAL CORP
filed 2004-09-27
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

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

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

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

YES  ☐  NO  ☒

As of September 22, 2004, there were 3,550,660 issued and outstanding shares of the Registrant’s Common Stock.

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such common equity as of December 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $58.3 million.  (The exclusion from such amount of the market value of the common equity owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for 2004 Annual Meeting of Stockholders.

Annual Report on Form 10-K

Table of Contents

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Item 9A.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

•                  Descriptions of plans or objectives of management for future operations, products or services, transactions and use of subordinated debentures payable to trusts.

•                  Forecasts of future economic performance.

•                  Descriptions of assumptions underlying or relating to such matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “optimism,” “look-forward,” “bright,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

Forward-looking statements about the Company’s expected financial results and other plans are subject to certain risks, uncertainties and assumptions.  These include, but are not limited to the following: possible legislative changes and adverse economic, business and competitive developments (such as shrinking interest margins); deposit outflows; reduced demand for financial services and loan products; changes in accounting policies or guidelines, or in monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan portfolios; unexpected claims against the Company’s self-insured health plan; the ability or inability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; or other significant uncertainties.

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

The Company

HF Financial Corp., a unitary thrift holding company, was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Bank (the “Bank”) issued in the mutual to stock conversion of the Bank.  The Company acquired all of the outstanding stock of the Bank on April 8, 1992.  The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law.  Unless otherwise indicated, all matters discussed in this Form 10-K relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank.  See “Subsidiary Activities” for further information on the subsidiary operations of the Company and the Bank.

The executive offices of the Company and its direct and indirect subsidiaries are located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.  The Company’s telephone number is (605) 333-7556.

Website and Available Information

The website for the Company and the Bank is located at www.homefederal.com.  Information on this website does not constitute part of this Form 10-K.

The Company makes available, free of charge, its Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are filed with or furnished to the SEC.  Copies of these documents are available to stockholders upon request addressed to the Secretary of the Company at 225 South Main Avenue, Sioux Falls, SD  57104.

The Bank

The Bank was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota.  The Bank provides full-service consumer and commercial business banking, including an array of financial products, to meet the needs of its market place.  The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential, commercial business, consumer, multi-family, commercial real estate, construction and agricultural loans.  The Bank’s consumer loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans.  The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments.  The Bank does not hold any non-investment grade bonds (i.e., “junk bonds”).  The Bank receives loan servicing income on loans serviced for others and commission income from credit-life insurance on consumer loans.  The Bank, through its wholly-owned subsidiaries, offers annuities, mutual funds, life insurance and other financial products and equipment leasing services.

The Bank’s deposits are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”), administered by the Federal Deposit Insurance Corporation (“FDIC”), and the Bank is subject to primary regulation and examination by the Office of Thrift Supervision (“OTS”).

Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.  The Company’s reportable segments are “banking” (including leasing activities) and “other”.  The “banking” segment is conducted through the Bank and Mid America Capital Services, Inc. (“Mid America Leasing”) and the “other” segment is composed of smaller nonreportable segments, the Company and inter-segment eliminations.  For financial information by segment see Note 1 of “Notes to Consolidated Financial Statements”.

Subsidiary Activities

In addition to the Bank, the Company had six other wholly-owned subsidiaries as of June 30, 2004:  HF Financial Group, Inc. (“HF Group”), HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”).

In August 2002, the Company formed HF Group, a South Dakota corporation.  HF Group has the exclusive right to market “Syben Services” for the Minneapolis-based corporation, Syben Holdings, Inc., to business customers within the seven-state territory that includes South Dakota, Minnesota, Iowa, Nebraska, Missouri, Kansas and North Dakota.  Syben Services are internet based services that utilize proprietary software developed to facilitate employee benefits administration, payroll processing and management and governmental reporting. Syben Services assists employers with the management of their employer sponsored compensation and benefit programs.  The Company anticipates that this marketing venture will provide expanded opportunities to serve the Company’s existing business customers, develop new corporate relationships and increase the Company’s fee income.

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

In September 2003, the Company formed Trust IV for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust IV.

The Mortgage Corp., a South Dakota corporation, in the past was engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market.  The Mortgage Corp. had no activity during fiscal year 2004.

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

Hometown, a South Dakota corporation, provides financial and insurance products to customers of the Bank and members of the general public in the Bank’s market area.  Insurance products offered by Hometown primarily include annuities and life insurance products.  On August 8, 2003, the Company sold the property and casualty insurance book of business of Hometown to a third party for total proceeds of $375,000.  The sales agreement includes a “Covenant Not to Compete” clause prohibiting Hometown from directly or indirectly selling property or casualty insurance for three years in the state of South Dakota.  The transaction was effective as of July 31, 2003 and had an immaterial impact on the Company’s financial position and results of operations.  Hometown obtains its funding via a line of credit from the Bank.  Banking regulations do not limit the amount of funding provided to an operating subsidiary.  As of June 30, 2004, the Bank had advanced no funds on an approved line of credit of $200,000.  Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

Mid America Leasing, a South Dakota corporation, specializes in equipment finance leasing.  Mid America Leasing Co. obtains its funding via a line of credit from the Bank.  Banking regulations do not limit the amount of funding provided to an operating subsidiary.  As of June 30, 2004, the Bank had advanced $22.2 million on an approved line of credit of $35.0 million.  Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

HFSC, a Delaware corporation, exists for the sole purpose of buying motor vehicle installment loans from the Bank to be securitized.  See Note 3 of “Notes to Consolidated Financial Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on consumer automobile loan securitization.

Mid-America, a South Dakota corporation, provided residential appraisal services to the Bank and other lenders in the Bank’s market area until the third quarter of fiscal 2002.  The cessation of operations of Mid-America had no material effect on the consolidated financial statements.  Mid-America had no activity during fiscal year 2004.

PMD, a South Dakota corporation, in the past was engaged in the business of buying, selling and managing repossessed real estate properties.  PMD had no activity during fiscal year 2004.

Market Area

Based on total assets at June 30, 2004, the Bank is the largest thrift institution headquartered in South Dakota.  The Bank has a total of 34 banking centers in its market area and 1 internet branch located at www.homefederal.com.  The Bank’s primary market area includes communities located in eastern and central South Dakota, including the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Hartford, Canton, Parker, Lennox, Mitchell, Aberdeen, Mobridge, Brookings, Redfield, Dakota Dunes, Colman, Crooks, Watertown and Yankton.  The Bank also has a branch in Marshall, Minnesota, which serves customers located in southwestern Minnesota, and its banking center located in Dakota Dunes, South Dakota which serves customers located in northwestern Iowa.  The Bank’s immediate market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms.  The internet branch allows access to customers nationwide.

Mid America Leasing provides services to customers primarily in a nine-state area in the upper Midwest, but originations can and have expanded nationwide.

HF Group provides services to customers in the seven-state region of South Dakota, Minnesota, Iowa, Nebraska, Missouri, Kansas and North Dakota.

Lending Activities

General.  The Bank originates a variety of loans including one- to four-family residential mortgages, commercial loans, agricultural loans, consumer loans for automobile purchases, home equity and home improvement loans and student loans.

One- to Four-Family Residential Mortgage Lending.  One-to four-family residential mortgage loan originations are primarily generated by the Bank’s marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders.  The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences.

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

The Bank also offers a 30-year balloon loan, which is sold on the secondary market and has a fixed-rate for the first five or seven years of the loan term.  At the end of the five- or seven-year period, the loan converts to a 23- or 25-year fixed-rate loan at the then current market rate provided that the borrower qualifies at the new rate.  If the borrower fails to qualify at the new rate, the loan becomes payable in full.  The Bank also offers a portfolio five- and seven-year balloon loan that is underwritten to secondary market standards but is fully payable at the end of the balloon term.

To meet the needs of the Bank’s borrowers and financial needs of the communities it serves, the Bank has developed two distinct types of loan programs.  The Integrity Mortgage Program is a limited documentation program that is generally available to the upper credit customer.  The Olympic Plus Program is a program for individuals that do not meet secondary market standards but are eligible for Private Mortgage Insurance.  The program underwriting guidelines match those as established by the Private Mortgage Insurance Company.  Borrowers may choose from either an ARM or balloon product as a financing option.

The Bank also offers fixed-rate 15- through 30-year mortgage loans that conform to secondary market standards. Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions.  Residential loans generally do not include prepayment penalties.

The Bank also originates fixed-rate one- to four-family residential mortgage loans through the South Dakota Housing Development Authority (“SDHDA”) program.  These loans generally have terms not to exceed 30 years and are either insured by the Federal Housing Administration (“FHA”), Veterans Administration (“VA”) or private mortgage insuror and must have no more than a 80.00% loan to value ratio.  The Bank receives an origination fee of 1.00% of the loan amount from the borrower and a servicing fee generally 0.38% from the SDHDA for these services.  The Bank is the largest servicer of loans for the SDHDA.  At June 30, 2004, the Bank serviced $416.1 million of mortgage loans for the SDHDA.  See Note 6 of “Notes to Consolidated Financial Statements” for information on loan servicing.

In underwriting one- to four-family residential mortgage loans, the Bank evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  The property that secures the real estate loans made by the Bank is appraised by an appraiser approved under the Bank’s appraisal policy.  The Bank requires borrowers to obtain title, fire and casualty insurance in an amount not less than the amount of the loan.  Real estate loans originated by the Bank contain a “due-on-sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the collateral property.

Commercial Business Lending.  In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates adjustable- and fixed-rate commercial loans.  Interest rates on commercial business loans adjust or float with a designated national index plus a specified margin.  The Bank’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment and business expansion within the Bank’s market area.  The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration (“SBA”) of which a portion of such loans are also guaranteed in part by the SBA.  The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans.  In the future, the Bank anticipates continued expansion and emphasis of its commercial business lending, subject to market conditions and the Home Owners’ Loan Act (“the HOLA”) restrictions.    See “Regulation–Business Activities” for HOLA restrictions.

Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment).  The Bank’s commercial business loans are sometimes secured by the assets of the business, such as accounts receivable, equipment and inventory.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Whenever possible, the Bank’s commercial business loans include personal guarantees of the borrowers.  In addition, the loan officer may, on occasion, perform on-site visits, obtain financial statements and perform a financial review of the loan.

Multi-Family and Commercial Real Estate Lending.  The Bank engages in multi-family and commercial real estate lending primarily in South Dakota and the adjoining Midwestern states.  These lending activities may include existing property or new construction development or purchased loans.

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. In addition, loans secured by property outside of the Bank’s immediate market area may contain a higher degree of risk due to the fact that the Bank may not be as familiar with market conditions where such property is located.  The Bank does not have a material concentration of multi-family or commercial real estate loans outside of South Dakota and the adjoining Midwestern states.

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

The HOLA includes a provision that limits the Bank’s non-residential real estate lending to no more than four times its total capital.  This maximum limitation, which at June 30, 2004 was $293.5 million, has not materially limited the Bank’s lending practices.

Under HOLA, the maximum amount which the Bank may lend to any one borrower is 15.00% of the Bank’s unimpaired capital and surplus or $10.8 million at June 30, 2004.  Loans in an amount equal to an additional 10.00% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral.  The Bank may request a waiver from the OTS to exceed the 15.00% Loans to One Borrower limitation on a case by case basis.  The Bank is in compliance with the Loans to One Borrower limitation and had no borrowers in excess of the Loans to One Borrower requirements at June 30, 2004.  See “Regulation-Loans to One Borrower” for a discussion of the Loans to One Borrower rule.

Construction and Development Lending.  The Bank makes construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers for the construction of one- to four-family residences and condominiums and the development of one- to four-family lots in the Bank’s primary market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six to 12 months.  These construction loans have rates and terms which match the one- to four-family permanent loans offered by the Bank.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

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

The Bank makes loans for the construction of multi-family residential properties.  Such loans are generally made at adjustable rates, which adjust periodically based on the appropriate Treasury Note maturity.

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

Consumer Lending.  The Bank’s management considers its consumer loan products to be an important component of its lending strategy.  Specifically, consumer loans generally have shorter terms to maturity and carry higher rates of interest than do one-to four-family residential mortgage loans.  In addition, the Bank’s management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

The Bank currently purchases automobile conditional sales contracts from selected dealers within its market area as well as originating automobile loans directly.  The growth in indirect lending has provided securitization opportunities in the capital markets.  On January 31, 2003, the Bank sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  The proceeds were used in part to continue to service the demand of the Bank’s dealer network.  The securitization is a source of funds at a rate lower than other sources of funds, and it reduces the Bank’s capital requirements and credit risk to the Bank from the loans sold.  See Note 3 of  “Notes to Consolidated Financial Statements” for details on the consumer automobile loan securitization.

Loans secured by second mortgages, together with loans secured by all prior liens, are limited to 100.00% or less of the appraised value of the property securing the loan and generally have maximum terms that do not exceed 10 to 15 years.

The student loans originated by the Bank are guaranteed as to principal and interest by the South Dakota Education Assistance Corporation.  The Bank sells such student loans with servicing rights released approximately 120 days after funds have been disbursed to the student.

Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.  The Bank offers both open- and closed-end credit.  Overdraft lending is extended through lines of credit that are tied to a checking account.  The credit lines generally bear interest at 18.00% and are generally limited to no more than $2,000.  Loans secured by deposit accounts at the Bank are currently originated for up to 90.00% of the account balance (although historically the Bank has loaned up to 100.00% of the account balance), with a hold placed on the account restricting the withdrawal of the account balance.  The interest rate on such loans is typically equal to 2.00% above the contract rate.

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

Agricultural Loans.  In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates agricultural loans through its agricultural division.  The agricultural division offers loans to its customers such as: (1) operating loans which are used to fund operating expenses which typically have a one year term and are indexed to the national prime rate; (2) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (3) agricultural farmland term loans which are used to fund land purchases or refinances; (4) specialized livestock loans to fund facilities and equipment for confinement enterprises; and (5) loans to fund ethanol plant development.  Agriculture real estate loans typically will have personal guarantees of the borrowers, a first lien on the real estate, interest rates adjustable to the national prime rate or Treasury Note rates, and annual, quarterly or monthly payments.  Operating and term loans are secured by farm chattels (crops, livestock, machinery, etc.), which are the operating assets of the borrower.  The Bank also originates agricultural loans directly and through programs sponsored by the Farmers Service Agency (“FSA”) of which a portion of such loans are also guaranteed in part by the FSA.

Loan customers are required to supply current financial statements, tax returns for the past three to five years, and cash flow projections which are updated on an annual basis.  In addition, on major loans, the loan officer will perform an annual farm visit, obtain financial statements and perform a financial review of the loan.

Leasing Activities

General. Through its wholly-owned subsidiary, Mid America Leasing, the Bank originates commercial and municipal leases.  These products have a fixed interest rate for the duration of the lease with terms typically ranging from 24 – 60 months.  The leases generally are 100.00% financed with usually only the first or first and last months’ payments due at lease inception.  As a result of the 100.00% financing and fixed interest rate, the yield on leases is higher than similar type lending products.

Leases are originated generally in a nine-state area in the upper Midwest.  All leases are secured by the equipment leased, with personal guarantees of the borrowers normally obtained on commercial leases.

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

Repayment is based on the municipality’s ability to levy and collect taxes.  Assuming the municipality has a bond rating, that bond rating, together with audited financial statements are the basis for the lease.  On larger leases, bond ratings and financial statements will be reviewed annually.

Loan and Lease Portfolio Composition.  The following table sets forth information concerning the composition of the Company’s loan and lease portfolio from continuing operations in dollar amounts and in percentages (before deductions for the undisbursed portion of loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	At June 30,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real Estate Loans:
One- to four-family (1)	$104,492	15.80%	$100,065	16.18%	$79,074	13.78%	$124,951	21.71%	$134,014	23.62%
Multi-family	42,721	6.46	49,364	7.98	56,952	9.92	44,378	7.71	44,793	7.89
Commercial	89,538	13.54	93,405	15.10	89,111	15.53	73,720	12.81	68,556	12.08
Agricultural	20,449	3.09	18,002	2.91	12,722	2.22	12,753	2.21	11,669	2.06
Construction and development	15,044	2.28	9,083	1.47	12,738	2.22	28,419	4.94	35,511	6.26
Total real estate loans	272,244	41.17	269,919	43.64	250,597	43.67	284,221	49.38	294,543	51.91

Other Loans and Leases:
Consumer Loans:
Mobile home	848	0.13	1,468	0.24	2,365	0.41	3,920	0.68	5,676	1.00
Automobiles	101,669	15.38	74,066	11.98	84,782	14.77	78,082	13.57	81,092	14.29
Deposit account	1,489	0.22	1,463	0.24	1,597	0.28	1,917	0.33	2,360	0.42
Student (2)	324	0.05	7,745	1.25	7,340	1.28	6,831	1.19	7,146	1.26
Junior liens on mortgages	85,684	12.96	81,064	13.11	73,680	12.84	61,397	10.67	56,243	9.91
Other	4,900	0.74	6,035	0.98	8,529	1.49	10,939	1.90	11,570	2.04
Total consumer loans	194,914	29.48	171,841	27.80	178,293	31.07	163,086	28.34	164,087	28.92

Commercial business	124,158	18.78	113,570	18.36	95,462	16.63	97,362	16.92	87,137	15.36
Equipment finance leases	26,942	4.07	23,016	3.72	22,834	3.98	10,509	1.82	—	0.00
Agricultural	42,953	6.50	40,109	6.48	26,707	4.65	20,370	3.54	21,597	3.81

Total other loans and leases	388,967	58.83	348,536	56.36	323,296	56.33	291,327	50.62	272,821	48.09

Total gross loans and leases	$661,211	100.00%	$618,455	100.00%	$573,893	100.00%	$575,548	100.00%	$567,364	100.00%

Less:
Undisbursed portion of loans in process	(7,338)		(3,576)		(4,678)		(3,853)		(17,374)
Deferred fees and discounts	1,029		364		504		(133)		(356)
Allowance for losses	(3,605)		(3,842)		(4,461)		(5,509)		(5,499)
Total loans and leases receivable, net	$651,297		$611,401		$565,258		$566,053		$544,135

(1)          Includes one- to four-family loans held for sale.

(2)          Includes student loans held for sale.

The following table sets forth the composition of the Company’s loan and lease portfolio from continuing operations by fixed- and adjustable-rate in dollar amounts and in percentages (before deductions for the undisbursed portion of loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	At June 30,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Fixed-Rate Loans and Leases:
Real Estate:

One- to four-family (1)	$70,895	10.72%	$72,472	11.72%	$45,804	7.98%	$78,350	13.61%	$84,478	14.89%
Multi-family, commercial & construction	44,065	6.66	41,231	6.67	44,842	7.81	39,752	6.91	36,552	6.44
Agricultural	2,609	0.39	4,760	0.77	1,305	0.23	3,433	0.60	2,843	0.50
Total real estate loans	117,569	17.77	118,463	19.16	91,951	16.02	121,535	21.12	123,873	21.83

Consumer (2)	133,012	20.12	110,037	17.79	127,488	22.21	125,955	21.88	130,770	23.05
Agricultural	3,905	0.59	5,285	0.85	5,596	0.98	6,007	1.04	7,632	1.35
Equipment finance leases	26,942	4.07	23,016	3.72	22,834	3.98	10,509	1.82	—	0.00
Commercial business	26,631	4.03	23,839	3.85	21,463	3.74	25,983	4.52	25,474	4.49
Total fixed-rate loans and leases	308,059	46.58	280,640	45.37	269,332	46.93	289,989	50.38	287,749	50.72

Adjustable-Rate Loans:
Real estate:
One- to four-family(1)	33,597	5.08	27,593	4.46	33,270	5.80	46,601	8.10	49,536	8.73
Multi-family, commercial & construction	103,238	15.61	110,621	17.89	113,959	19.86	106,765	18.55	112,308	19.80
Agricultural	17,840	2.70	13,242	2.14	11,417	1.99	9,320	1.62	9,558	1.68
Total real estate loans	154,675	23.39	151,456	24.49	158,646	27.65	162,686	28.27	171,402	30.21

Consumer (2) (3)	61,902	9.37	61,804	10.00	50,805	8.85	37,131	6.45	33,317	5.87
Agricultural	39,048	5.91	34,824	5.63	21,111	3.68	14,363	2.50	13,233	2.33
Commercial business	97,527	14.75	89,731	14.51	73,999	12.89	71,379	12.40	61,663	10.87
Total adjustable-rate loans	353,152	53.42	337,815	54.63	304,561	53.07	285,559	49.62	279,615	49.28

Total loans and leases	$661,211	100.00%	$618,455	100.00%	$573,893	100.00%	$575,548	100.00%	$567,364	100.00%

Less:
Undisbursed portion of loans in process	(7,338)		(3,576)		(4,678)		(3,853)		(17,374)
Deferred fees and discounts	1,029		364		504		(133)		(356)
Allowance for loan losses	(3,605)		(3,842)		(4,461)		(5,509)		(5,499)

Total loans and leases receivable, net	$651,297		$611,401		$565,258		$566,053		$544,135

(1)          Includes one- to four-family loans held for sale.

(2)          Includes mobile home loans

(3)          Includes student loans held for sale

The following schedule illustrates the scheduled principal contractual repayments of the Company’s loan and lease portfolio from continuing operations at June 30, 2004.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family (1)	Multi- Family	Commercial	Agricultural	Construction & Development	Consumer (2)	Commercial Business (3)	Agricultural	Total
	(Dollars in Thousands)
Due in 1 year or less	$3,721	$2,675	$7,534	$1,151	$7,349	$51,147	$81,213	$29,018	$183,808
After 1 to 5 years	16,961	12,403	34,589	5,379	7,695	143,767	61,366	12,452	294,612
Greater than 5 years	83,810	27,643	47,415	13,919	—	—	8,521	1,483	182,791
Total	$104,492	$42,721	$89,538	$20,449	$15,044	$194,914	$151,100	$42,953	$661,211

(1) Includes one- to four-family loans held for sale.

(2) Includes demand loans, loans having no stated maturity, student loans held for sale and overdraft loans.

(3) Includes equipment finance leases.

The total amount of loans due after June 30, 2005 which have predetermined interest rates is $249.3 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $228.1 million.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their average contractual terms because of prepayments.  In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.  One- to four-family residential mortgage loans have prepaid significantly and refinanced at lower rates due to the effect of lower mortgage rates during the last year.

Potential Problem Loans

Nonperforming Assets.  See “Asset Quality” under Management’s Discussion and Analysis for discussion.

Classified Assets.  Federal regulations provide for the classification of loans, leases and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated “criticized” or “special mention” by management.

When the Company classifies problem assets as “loss, “ it is required either to establish a specific allowance for losses equal to 100.00% of that portion of the asset so classified or to charge-off such amount.  The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification in accordance with applicable regulations.  On the basis of management’s monthly review of its assets, at June 30, 2004, the Company had designated $15.2 million of its assets as special mention and $3.9 million of its assets as classified.  Other potential problem loans are included in criticized and classified assets.  See “Asset Quality” under Management’s Discussion and Analysis for further discussion.

Allowance for Loan and Lease Losses. See “Application of Critical Accounting Policies” and “Asset Quality” under Management’s Discussion and Analysis for discussion.

Investment Activities

The Bank is required under OTS regulation to maintain a sufficient amount of liquid assets.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed by management adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  As of June 30, 2004, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 4.28%. See “Regulation-Liquidity.”

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

At June 30, 2004, the Company’s investments in mortgage-backed securities totaled $105.0 million, or 12.4% of its total assets. As of such date, the Bank also had a $5.5 million investment in the stock of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”) in order to satisfy the FHLB of Des Moines’ requirement for membership.

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table.

	At June 30, 2004
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value
	(Dollars in Thousands)

U.S. government agencies & corporations	$—	—	$2,999	2.76%	$—	—	$—	—	$2,999	$2,985
Federal Home Loan Bank	1,000	7.00%	—	—	—	—	—	—	1,000	1,030
Municipal bonds	2,049	2.41%	2,569	2.21%	—	—	—	—	4,618	4,613
Preferred term securities	—	—	—	—	—	—	9,000	2.91%	9,000	9,034
Mortgage-backed securities	113	6.14%	49	7.03%	9,818	4.62%	97,287	4.05%	107,267	105,015
Total investment securities	$3,162		$5,617		$9,818		$106,287		$124,884	$122,677

The Company’s investment securities portfolio did not contain non-investment grade bonds (i.e., “junk bonds”) or other corporate debt securities.

The Bank’s investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors.  Investments may be made by the Bank’s officers within specified limits and approved in advance by the Board of Directors for transactions over these limits.  At the present time, the Bank does not have any investments that are held for trading purposes.  At June 30, 2004, the Company had $122.7 million of securities available for sale, including mortgage-backed securities of $105.0 million.  See Note 4 of “Notes to Consolidated Financial Statements” for further information on the Company’s investment portfolio.

Sources of Funds

General.  The Company’s primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, mortgage-backed securities and callable agency securities.  Secondary sources include sales of mortgage loans, sales and/or maturities of securities, mortgage-backed securities, out-of-market deposits and short-term investments.

Borrowings of the Bank are primarily from the FHLB of Des Moines, and may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.  The Bank has established collateral at the Federal Reserve Bank as a contingent source of funding.  The availability of funds from loan sales is influenced by general interest rates.  See Note 9 of the “Notes to Consolidated Financial Statements” for further detail of the Company’s borrowings.

Deposits.  The Bank offers a variety of deposit accounts having a wide range of interest rates and terms.  The Bank’s deposits consist of statement savings accounts, checking accounts, money market and certificate accounts ranging in terms from 30 days to five years.  The Bank primarily solicits deposits from its market area.  The Bank relies primarily on customer service, competitive pricing policies and advertising to attract and retain these deposits.  Based on liquidity needs, the Bank may, from time to time, acquire out-of-market deposits.

The flow of deposits is influenced by general economic conditions, changes in money market and prevailing interest rates and competition.

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious.  The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives.  Based on its experience, the Bank believes that its statement savings, money market, and checking accounts are stable sources of deposits.  However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of the dates indicated.

	At June 30,
	2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$75,251	11.42%	$77,004	12.39%	$61,355	10.91%
Interest bearing accounts weighted average rates of 0.18%, 0.16%, and 0.39% at June 30, 2004, 2003 and 2002	45,738	6.95	43,699	7.03	41,669	7.41
Savings accounts weighted average rates of 0.72%, 0.68% and 1.13% at June 30, 2004, 2003 and 2002	63,670	9.67	54,462	8.77	50,387	8.95
Money market accounts(1) weighted average rates of 1.40%, 1.41% and 1.80% at June 30, 2004, 2003 and 2002	211,928	32.17	178,113	28.66	157,770	28.04

Total transaction accounts	396,587	60.21	353,278	56.85	311,181	55.31

In-Market Certificates of Deposit:

0.00 - 3.99%	206,552	31.36	174,662	28.11	136,062	24.96
4.00 - 4.99%	16,102	2.44	21,112	3.40	29,089	5.17
5.00 - 5.99%	10,312	1.57	17,711	2.85	29,752	5.29
6.00 - 6.99%	12,335	1.87	18,040	2.90	34,167	6.07
7.00 - 7.99%	1,006	0.15	985	0.16	17,979	3.20
Total in-market certificates of deposit	246,307	37.39	232,510	37.42	247,049	44.69

Out-of-market certificates of deposit weighted average rate of 2.23%, 2.11% and 2.90% at June 30, 2004, 2003 and 2002	15,825	2.40	35,593	5.73	4,366	—

Total certificates of deposit	262,132	39.79	268,103	43.15	251,415	44.69
Total deposits	$658,719	100.00%	$621,381	100.00%	$562,596	100.00%

(1) Includes out-of-market money market accounts in the amount of $18.4 million, $14.1 million and $0 for 2004, 2003 and 2002, respectively.

The following table sets forth the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of June 30, 2004.

	Maturity
	3 Months or Less	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$28,350	$29,134	$45,780	$77,327	$180,591

Certificates of deposit of $100,000 or more	5,763	6,415	12,794	13,751	38,723

Out-of-market certificates of deposit (1) (2)	1,677	2,640	5,127	6,381	15,825

Public funds (3) (4)	5,190	12,491	7,358	1,954	26,993

Total certificates of deposit	$40,980	$50,680	$71,059	$99,413	$262,132

(1)          Includes funds from the Certificate of Deposit Account Registry Service (“CDARS”) certificate of deposit program of $3,668.

(2)          Includes certificates of deposit of $100,000 or greater of $1,352.

(3)          Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)          Includes certificates of deposit of $100,000 or greater of $25,260.

The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit.  See Note 8 of “Notes to Consolidated Financial Statements.”  Deposits at June 30, 2004 and 2003 included $53.0 million and $42.4 million, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank’s borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgable loans, including but not limited to, its mortgage related loans, mortgage-backed securities and U.S. Government and other agency securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At June 30, 2004, the Bank’s FHLB advances totaled $93.0 million, representing 11.69% of total Company liabilities.  See Note 9 of  “Notes to Consolidated Financial Statements” for further detail of the Company’s borrowings.

The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings at the dates indicated.

	Years Ended June 30,
	2004	2003	2002
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$92,985	$134,503	$101,152
Other borrowings	817	5,321	922

Average Balance:
FHLB and FRB advances	$79,038	$99,064	$85,716
Other borrowings	1,831	1,201	896

The following table sets forth certain information as to the Bank’s FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2004	2003	2002
	(Dollars in Thousands)

FHLB and FRB advances	$92,985	$84,498	$83,434
Other borrowings	765	5,321	874
Total borrowings	$93,750	$89,819	$84,308

Weighted average interest rate of FHLB and FRB advances	3.96%	4.70%	5.41%

Trust Preferred Securities.  Through an unconsolidated trust subsidiary, the Company issued trust preferred securities during fiscal 2004 in order to provide funding to purchase treasury stock and repay other borrowings.  See Note 10 of  “Notes to Consolidated Financial Statements”.

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

Competition

The Bank faces strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Bank’s market areas. Commercial banks and finance companies provide vigorous competition in consumer lending.  The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges and the types of loans it originates.

The Bank attracts the majority of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; As such, competition for those deposits is principally from other commercial banks and credit unions located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

Employees

At June 30, 2004, the Bank had a total of 306 full-time equivalent employees (“FTEs”) including nine FTEs of the Bank’s service corporations.  The Bank’s employees are not represented by any collective bargaining group.  Management considers its relations with its employees to be good.

Regulation

General.  The Bank is a federally chartered thrift institution, the deposits of which are federally insured by the SAIF of the FDIC.  Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations, by its primary federal regulator, the OTS.  The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board (the “FRB”).  As the unitary thrift holding company of the Bank, the Company also is subject to federal regulation and oversight by the OTS.  The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations where deposits are federally insured.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.  The following discussion is intended to be a summary of the material statutes, regulations and policies applicable to savings associations and their holding companies, and it does not purport to be a complete discussion of all such statutes, regulations and policies.

Regulation of Federal Savings Associations.  The OTS has extensive authority over the operations of federal savings associations, such as the Bank.  Pursuant to this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations primarily by the OTS and to a lesser extent by the FDIC.  The last examination of the Bank by the OTS concluded on February 16, 2004.  Examiners may require a federal savings association to provide for higher general or specific loan loss-reserves.

Assessments.  The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.  The general assessment, paid on a semiannual basis, is computed by totaling three components: the size of the association on which the basic assessment is based; the association’s supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.0 billion in trust assets, serviced for others loans aggregating more than $1.0 billion, or had certain off-balance sheet assets aggregating more than $1.0 billion.  The Bank’s OTS assessment (standard assessment) for the fiscal year ended June 30, 2004 was approximately $164,000.

Enforcement.  Under the Federal Deposit Insurance Act (the “FDI Act”), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association.  Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders and certain written agreements and conditions continue, to up to $1.0 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution.  Criminal penalties for certain financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years.  In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements.  Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance.  Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings association.  If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

Safety and Soundness Standards.  Pursuant to the FDI Act, as amended by the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), and the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS and the federal bank regulatory agencies adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.  The guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.  In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing corrective actions and other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of FDICIA.  If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Action Standards.  The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against any association that fails to meet its capital requirements.  For this purpose, a savings bank is placed in one of the following four categories based on the associations capital:  (a) well-capitalized, (b) adequately capitalized, (c) undercapitalized or (d) critically undercapitalized.  The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than a 4.00% core ratio or Tier 1 risked-based capital ratio or less than an 8.00% risk-based capital ratio).  Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions discussed below that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3.00% or a risk-based capital ratio of less than 6.00%) must be subject to one or more of the additional specified actions and operating restrictions mandated by FDICIA.  These actions and restrictions include requiring the issuance of additional voting securities, limitations on asset growth, mandated asset reduction, changes in senior management, divestiture, merger or acquisition of the association, restrictions on executive compensation and any other action the OTS deems appropriate.

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

The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank’s and the Company’s operations and profitability and the value of the Company’s Common Stock.  The Company’s stockholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company of those persons owning shares of the Company’s Common Stock.

At June 30, 2004, the Bank met the criteria for being well-capitalized.

Business Activities.  The Bank derives its lending and investment powers from the HOLA, and the regulations of the OTS thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.  These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400.00% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20.00% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10.00% of assets being limited to small business loans; (d) a limit of 35.00% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5.00% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5.00% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.  In addition, the HOLA and the OTS regulations provide that a federal savings association may invest up to 10.00% of its assets in tangible personal property for leasing purposes.  Such general leases, however, do not have to be aggregated with the institution’s loans for purposes of the HOLA’s investment and lending limitations.  During the fiscal year ended June 30, 2004, the Bank reclassified certain loans into other HOLA categories allowed by the regulations.  The result of the reclassification allowed the Bank to meet the 20.00% limitation with 16.39% of total Bank assets at June 30, 2004.

Loans to One Borrower.  Under the HOLA, savings associations are generally subject to the same limits on Loans to One Borrower as are imposed on national banks.  Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.00% of the association’s unimpaired capital and surplus.  Additional amounts may be loaned, not in excess of 10.00% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral.  Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate.  The Bank may request a waiver from the OTS to exceed the 15.00% Loans to One Borrower limitation on a case by case basis.  At June 30, 2004, the Bank’s lending limit under this restriction was $10.8 million.  The Bank is in compliance with the Loans to One Borrower limitation and had no borrowers in excess of the Loans to One Borrower requirements at June 30, 2004.

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

Pursuant to FDICIA, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions.  Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to commencement of the assessment period.  The three capital categories consist of (a) well-capitalized, (b) adequately capitalized, or (c) undercapitalized.  The FDIC also assigns an institution to one of three supervisory subcategories within each capital group.  The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  An institution’s assessment rate depends on the capital category and supervisory subcategory to which it is assigned.  Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.  Assessment rates currently range from 0.00% of deposits for an institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).  The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.  As a result of the Deposit Insurance Funds Act of 1996 (the “1996 Act”), both the BIF and the SAIF currently satisfy the reserve ratio requirement at June 30, 2004.

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

The capital regulations require tangible capital not less than 1.50% of adjusted total assets (as defined by regulation).  Tangible capital generally includes common stockholders’ equity and retained earnings, and certain noncumulative perpetual preferred stock and related earnings on withdrawable accounts and deposits that qualify as core capital.  In addition, all intangible assets, other than a limited amount of mortgage servicing rights and other categories must be deducted from tangible capital.  At June 30, 2004, the Bank had $4.6 million of unamortized loan servicing rights.  Included in total unamortized loan servicing was $64,000 of nonmortgage servicing rights which was required to be deducted from tangible capital.

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

The capital standards also require core capital equal to at least 4.00% of adjusted total assets (as defined by regulation).  Core capital generally consists of tangible capital plus certain intangible assets, and up to 25.00% of other intangibles which meet certain separate salability and market valuation tests.  At June 30, 2004, the Bank had $5.0 million in intangible assets which were subject to these tests.  The amount of servicing rights includable as core capital is limited to 50.00% of such capital.  At June 30, 2004, the Bank had Tier I (core) capital equal to $69.8 million, or

8.28% of adjusted total assets, which is $36.1 million above the minimum leverage ratio requirement of 4.00% as in effect on that date.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8.00% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital up to 100.00% of core capital.  At June 30, 2004, the Bank had no capital instruments that qualified as supplementary capital and $3.0 million of general loss reserves, which was not in excess of 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital.  Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80.00% loan-to-value ratio, retained interest on securitizations and reciprocal holdings of qualifying capital instruments.  The Bank had $1.9 million in dollar for dollar exclusions from capital and assets at June 30, 2004 for the retained interest from securitized automobile loans.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by the appropriate risk weight based on the risks inherent in the type of assets.  The risk weights assigned by the OTS for principal categories of assets are: (a) 0.00% for cash and securities issued by the United States Government or unconditionally backed by the full faith and credit of the United States Government, (b) 20.00% for securities (other than equity securities) issued by United States Government sponsored agencies, high quality mortgage-backed securities  and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC except for those classes with residual characteristics or stripped mortgaged-related securities, (c) 50.00% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80.00% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC and (d) 100.00% for all other loans and investments, including consumer loans, commercial loans, repossessed and loans more than 90 days past due and all other assets.

On June 30, 2004, the Bank had total risk-based capital of $71.5 million (including $69.8 million in core capital, $3.6 million in qualifying supplementary capital and dollar for dollar exclusions for the retained interest from securitized automobile loans of $1.9 million) and risk-weighted assets of $678.4 million (including $24.9 million in converted off-balance sheet assets), or total capital of 10.54% of risk-weighted assets.  This amount was $17.2 million above the 8.00% requirement in effect on that date.

The following table sets forth the Bank’s compliance with its capital requirements at June 30, 2004.

	Amount(2)	Percent of Applicable Assets(1)
	(Dollars in Thousands)

GAAP capital	$73,386	8.68%

Tier I (core) capital	$69,762	8.28%
Required	33,689	4.00
Excess over requirement	$36,073	4.28%

Risk-based capital(3)	$71,502	10.54%
Required	54,270	8.00
Excess over requirement	$17,232	2.54%

(1)                                  Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets.

(2)                                  The Bank’s investment in its subsidiaries is included for purposes of calculating regulatory capital.

(3)                                  Includes qualifying supplementary capital of $3.6 million and dollar for dollar exclusion for the retained interest from securitized automobile loans of $1.9 million.

Under FDICIA all the Federal banking agencies, including the OTS, must revise their risk-based capital requirements to ensure that such requirements account for interest rate risk, concentration of credit risk and the risks of non-traditional activities, and to further endure that they reflect the actual performance of and expected loss on multi-family loans.  On May 10, 2002, the OTS adopted an amendment to its capital regulations that eliminated the interest rate risk component of the risk-based capital requirement.

Limitations on Dividends and Other Capital Distributions.  The OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital.  The OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

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

Liquidity.  All savings associations, including the Bank, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  For a discussion of what the Bank includes in liquid assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”  At June 30, 2004, the Bank’s overall liquid asset ratio was 4.28%.

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

Community Reinvestment.  Under the Community Reinvestment Act (the “CRA”), as implemented by the OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association.  The CRA also requires all institutions to make public disclosure of their CRA ratings.  The Association received an  “Outstanding” CRA rating in its most recent examination.

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

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65.00% of its portfolio assets (which consists of total assets less the sum of goodwill and other intangible assets, properties used to conduct the savings association’s business and specified liquid assets not exceeding 20.00% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  At June 30, 2004 the Bank maintained 78.95% of its portfolio assets in qualified thrift investments, and thus met the test.  The Bank has met the QTL test since its inception.

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

Transactions with Affiliates.  The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”).  In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank’s subsidiaries other than those that are insured depository institutions.  The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary.  Section 23A of the FRA limits the aggregate amount of transactions with any individual affiliate to 10.00% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20.00% of the savings association’s capital and surplus.  Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A of the FRA, and the purchase of low quality assets from affiliates is generally prohibited.  Section 23B of the FRA provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies.  In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

Effective April 1, 2003, the FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W.  In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B of the FRA, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B of the FRA and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B of the FRA.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B of the FRA solely because of Regulation W, and all transactions covered by Sections 23A and 23B of the FRA, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003.  All other covered affiliate transactions became subject to Regulation W on April 1, 2003.  The FRB expects each depository institution that is subject to Sections 23A and 23B of the FRA to implement policies and procedures to ensure compliance with Regulation W.  Changes made by Regulation W did not have a material adverse effect on the Company’s business.

The Bank’s authority to extend credit to its directors, executive officers and 10.00% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of the association’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the association’s board of directors.  Section 402 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act).  The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Privacy Regulations.  Under the OTS regulations adopted pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), the Bank is required to adopt procedures to protect customers’ “nonpublic personal information.”  The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank is required to provide its customers with the ability to “opt-out” of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes.  The Bank currently has a privacy protection policy in place, which has been reviewed, for compliance with the regulations.

Federal Reserve System.  Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts.  FRB regulations generally require that (a) reserves of 3.00% must be maintained against aggregate transaction accounts of $45.4 million or less, subject to adjustment by the FRB, and (b) a reserve of $1.2 million plus 10.00% (subject to adjustment by the FRB between 8.00% and 14.00%) must be maintained against that portion of total transaction accounts in excess of $45.4 million.  The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements.  The Bank is in compliance with these reserve requirements at June 30, 2004.  Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a FRB, or a passthrough account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets to the extent that the requirement exceeds vault cash.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  On July 1, 2003 the FHLB of Des Moines implemented a new capital plan converting from a subscription capital structure to a new permanent capital structure mandated by the GLB Act.  Under this new capital plan, the Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually.  The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances.  These percentages are subject to change at the discretion of the FHLB Board of Directors.

At June 30, 2004, the Bank had $5.5 million in FHLB stock, which was in compliance with this requirement.  The Bank receives dividends on its FHLB stock, subject to approval by the FHLB.  For the fiscal year ended June 30, 2004, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $107,000, which constitutes a $97,000 decrease in the amount of dividends received in fiscal year 2003.  This decrease was primarily due to a decrease in the dividend rate approved by the FHLB Board of Directors.

Trust Activities Regulation.  The Bank derives its trust powers from Section 5(n) of the HOLA and the regulations and policies of the OTS.  Under these laws, regulations and policies, the trust activities of federal savings banks are governed by both federal and state laws.  Generally, the scope of trust activities that the Bank can provide will be governed by the laws of the states in which the Bank is “located” (as such term is defined under the regulations of the OTS), while other aspects of the trust operations of the Bank are governed by federal laws and regulations.  If the trust activities of a federal savings bank are located in more than one state, however, then the scope of fiduciary services the federal savings bank can provide will vary depending on the laws of each state.

The Bank, through its trust department, acts as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts.  As of June 30, 2004, the trust department of the Bank maintained approximately $83.0 million in assets under management.

USA Patriot Act.  In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) on October 26, 2001.  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information-sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•                  Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (a) internal policies, procedures, and controls, (b) specific designation of an anti-money laundering compliance officer, (c) ongoing employee training programs, and (d) an independent audit function to test the anti-money laundering program.  Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002, and were subsequently amended on November 6, 2002, and November 14, 2002.  Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator.  The Bank is in compliance with the OTS’s anti-money laundering regulations.

•                  Pursuant to Section 326, on May 9, 2003, the OTS, in conjunction with other bank regulators, issued a Joint Final Rule that provides for minimum standards with respect to customer identification and verification.  This rule became effective October 1, 2003.

•                  Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•                  Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•                  Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

The Sarbanes-Oxley Act.  On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and to better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies.  The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and the securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

•                                    an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the Company’s independent auditors;

•                                    the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•                                    the requirement that companies disclose whether at least one member of the committee is an “audit committee financial expert” (as such term is defined by the SEC) and if not, why not;

•                                    expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition  on insider  trading during pension blackout periods;

•                                    a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•                                    the disclosure of a code of ethics and filing a Current Report on Form 8-K for a change or waiver of such code;

•                                    the mandatory disclosure by analysts of potential conflicts of interest; and

•                                    a range of enhanced penalties for fraud and other violations.

The SEC was delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.  Although the SEC has implemented most of the provisions of the Sarbanes-Oxley Act, it does continue to issue final rules, reports and press releases.  As the SEC issues new rules, reports and press releases, the Company reviews such requirements and complies as required.

Furthermore, the NASDAQ Stock Market (the “NASDAQ”) has also implemented corporate governance rules which implement the mandates of the Sarbanes-Oxley Act.  The material NASDAQ rules include, among other things, ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees, and requiring stockholder approval of all new stock option plans and all material modifications.  These rules affect the Company because its common stock is listed on the NASDAQ under the symbol “HFFC.”

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

Federal Securities Law.  The common stock of the Company is registered with the SEC under the Exchange Act.  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

Federal and State Taxation

The Company and its direct and indirect subsidiaries file a consolidated federal income tax return on a fiscal year basis.  In addition, each of Trust I, Trust II, Trust III, Trust IV and Home Federal Automobile Securitization Trust 2003-A are required to file individual trust returns on a calendar year basis.

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

To the extent earnings appropriated to a savings association’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of June 30, 2004, the Bank’s Excess for tax purposes totaled approximately $4.8 million.

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

Minnesota Taxation.  The Bank is subject to the Minnesota Corporate Income tax to the extent that such corporations are engaged in business in the state of Minnesota.  The Corporate Income tax is imposed at a rate of 9.8% on corporate taxable income, which is computed in the same manner as federal taxable income with some minor variations to comply with Minnesota law.  A Minnesota return of Corporate Income tax must be filed annually.

Delaware Taxation.  As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware.  The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Taxation in Other States.  Mid America Leasing may be required to file state income tax returns in those states which lessees have operations.  The total taxes paid in the year ended June 30, 2004 were not material to the operation of Company.

Executive Officers of the Company

The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank.

Curtis L. Hage - Mr. Hage, age 58, is Chairman, President and Chief Executive Officer of the Company.  He was elected Chairman of the Board of Directors of the Company in September 1996 and has held the position of President and Chief Executive Officer since February 1991.  Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986.  Since joining the Bank in 1968, he served in various capacities prior to being elected Executive Vice President.  Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

Darrel L. Posegate – Mr. Posegate, age 46, is Executive Vice President/Chief Financial Officer and Treasurer of the Company and the Bank, a position he has held since January 2002.  He was employed as Chief Financial Officer for West Des Moines State Bank, Des Moines, IA, a state banking institution, from 1998 until joining the Bank.  Prior to that time he was employed as President of Liberty Services, Inc., a bank services company, from 1994 to 1998.  Mr. Posegate received his B.A. degree from Luther College, Decorah, IA, and is a Certified Public Accountant.

David A. Brown – Mr. Brown, age 42, is Senior Vice President/Business Banking, a position he has held since November 1999.  Prior to joining the Bank, Mr. Brown served as Vice President/Manager Commercial Banking at Firstar Bank, Sioux City, Iowa, a national banking institution, a position he held since December 1998.  Mr. Brown received his Masters of Business Administration and a B.S. in Business Administration from University of South Dakota.

Mary F. Hitzemann - Ms. Hitzemann, age 51, is Senior Vice President/Human Resources, a position she has held since October 1993.  Ms. Hitzemann joined the Bank in January 1993.  Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992.  Ms. Hitzemann received her B.A. degree from Augustana College.

Mark S. Sivertson - Mr. Sivertson, age 46, is Senior Vice President/Trust Officer, a position he has held since July 1996.  He joined the Bank in February 1995 as Vice President/Trust Officer.  Prior to joining the Bank, Mr. Sivertson was Vice President and Trust Officer in charge of the Investment Management and Trust Department at Western Bank.  He holds a law degree from the University of North Dakota and the Certified Trust Financial Advisor designation from the American Bankers Association.

Natalie A. Solberg – Ms. Solberg, age 41, is Senior Vice President/Service and Support.  Since joining the Bank in February 1994, she has been responsible for managing automated telephone banking, deposit operations and retail support functions.  She was promoted to Vice President/In-Touch Banking in October 1995, and subsequently, held the position of Vice President/Retail Support.  Prior to joining the Bank, she was employed by the Bank of New York from October 1989 to October 1993.  Ms. Solberg received her B.S. from Northern State University.

Raymond C. Wilson – Mr. Wilson, age 46, is Vice President/Senior Controller for the Bank.  Mr. Wilson joined the Bank in September 2003.  Prior to joining the Bank, he held senior financial and accounting management positions with two community banks in Ohio.  Mr. Wilson received his BBA and MAFIS from Cleveland State University, Cleveland, Ohio.

Item 2.  Properties

The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.  Currently, the Bank also conducts business from 33 other offices located in its primary market area.  Of such 34 total business offices, the Company owns 20 and leases 14 others.

The total net book value of the Company’s premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2004 was $12.6 million.  Management believes that the Company’s existing properties are adequate for its current needs.

Item 3.  Legal Proceedings

The Company, the Bank and their subsidiaries are, from time to time, involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses.  While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is generally the opinion of management, after consultation with counsel representing the Bank and the Company in any such proceedings, that the resolution of any such proceedings should not have a material effect on the Company’s consolidated financial position or results of operations.  The Company, the Bank and their direct and indirect subsidiaries are not aware of any legal actions or other proceedings contemplated by governmental authorities outside of the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

The Company’s Common Stock is traded under the symbol “HFFC” on the NASDAQ National Market System.

The following table sets forth the range of high and low sale prices for the Company’s Common Stock for each of the fiscal quarters of the two years ended June 30, 2004 and 2003.  Quotations for such periods are as reported by the NASDAQ National Market System and have been retroactively adjusted for the 10% stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.

FISCAL 2004	HIGH	LOW
1st Quarter	$17.32	$15.09
2nd Quarter	$17.04	$15.09
3rd Quarter	$18.25	$15.90
4th Quarter	$17.75	$14.28

FISCAL 2003	HIGH	LOW
1st Quarter	$11.81	$9.77
2nd Quarter	$13.64	$9.55
3rd Quarter	$15.46	$12.55
4th Quarter	$17.95	$14.54

As of September 22, 2004, the Company had 536 holders of record of its Common Stock.

The transfer agent for the Company’s Common Stock is Mellon Investor Services, PO Box 3315, South Hackensack, New Jersey, 07606-1915.

Dividends

On a quarterly basis, the Company paid average cash dividends of $0.107 per share throughout fiscal 2004 as compared to $0.105 per share throughout fiscal 2003.  The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors the Board of Directors deems relevant.  On July 21, 2004, the Board of Directors approved an increase in cash dividends to $0.108 per share and the Company paid the respective cash dividends on August 18, 2004 to shareholders of record on August 4, 2004.  The Company’s ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, the Bank, which are subject to OTS regulations.  In addition, the Company’s ability to pay dividends is subject to the terms of its line of credit with First Tennessee Bank, NA.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Sales of Unregistered Stock

The Company had no sales of unregistered stock during the fiscal year ended June 30, 2004.

Issuer Purchases of Equity Securities

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Current Program
April 1 - 30, 2004	0	$0.00	0	172,161
May 1 - 31, 2004	0	$0.00	0	352,981
June 1 - 30, 2004	0	$0.00	0	352,981

4th Quarter Total	0	$0.00	0

The repurchases made during the fiscal year ended June 30, 2004 were made under the Company’s stock buy back program which was publicly announced on April 28, 2003, in which the Company was permitted to repurchase up to 10% of the common stock of the Company that was outstanding on May 1, 2003.  This stock buy back program expired on April 30, 2004.  A total of 154,300 shares of common stock were purchased pursuant to the program with no shares purchased during April 2004.  All of the 154,300 shares repurchased during the fiscal year ended June 30, 2004 were purchased in the open-market, except for 11,000 shares that were purchased at a price of $17.60 through a private transaction.

The Company approved a new stock buy back program which began on May 1, 2004 and was publicly announced on April 26, 2004.  Under this program, the Company may repurchase up to 10% of the common stock of the Company outstanding on May 1, 2004 through April 30, 2005.  No shares of common stock were purchased pursuant to this program during May or June 2004.

Item 6.  Selected Financial Data

The following table sets forth selected financial data with respect to the Company for the periods indicated.  This information should be read in conjunction with the Financial Statements and related notes appearing elsewhere in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The Company’s selected financial statement and operations data for each of the years set forth below have been derived from financial statements, which have been audited by McGladrey & Pullen, LLP, independent public accountants.

	At June 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$847,070	$801,103	$723,227	$784,002	$724,997
Securities available for sale	122,715	88,527	82,804	87,387	107,316
FHLB stock	5,469	7,025	6,332	6,332	6,130
Loans and leases receivable	640,946	595,417	559,814	563,836	542,494
Loans held for sale	10,351	15,984	6,559	7,270	8,257
Deposits	658,719	621,381	562,596	601,207	545,497
Advances from FHLB and other borrowings	93,750	89,819	84,308	108,376	113,020
Subordinated debentures payable to trusts	27,837	20,620	10,310	—	—
Stockholders’ equity	51,649	49,358	48,536	52,525	46,943

	Years Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands, Except Per Share Data)
Selected Statement of Income Data:
Interest and dividend income	$40,260	$44,262	$48,185	$58,463	$52,134
Interest expense	15,188	17,997	23,573	35,051	29,141
Net interest income	25,072	26,265	24,612	23,412	22,993
Provision for losses on loans and leases	2,020	3,173	1,905	1,482	1,682
Net interest income after provision for losses on loans and leases	23,052	23,092	22,707	21,930	21,311
Loan servicing income	1,578	1,610	1,858	1,567	1,381
Gain on sale of loans, net	1,311	1,629	1,464	745	627
Gain on sale of securities, net	43	352	135	—	185
Other noninterest income	6,896	6,895	6,369	6,032	4,959
Noninterest expense	(24,773)	(26,048)	(24,806)	(22,750)	(19,857)
Income from continuing operations before income taxes	8,107	7,530	7,727	7,524	8,606
Income tax expense	2,891	2,584	2,856	2,929	3,077
Income from continuing operations	5,216	4,946	4,871	4,595	5,529
Discontinued Operations:
Income (loss) from operations of discontinued segment (net of income taxes)	—	253	(246)	12	(262)
(Loss) on discontinued segment (net of income taxes)	—	(224)	(1,440)	—	—
Income (loss) from discontinued operations	—	29	(1,686)	12	(262)

Net income	$5,216	$4,975	$3,185	$4,607	$5,267

	Years Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Basic earnings (loss) per share:
Income from continuing operations	$1.47	$1.36	$1.27	$1.14	$1.30
Income (loss) from discontinued operations	—	0.01	(0.44)	—	(0.06)
Net income	1.47	1.37	0.83	1.14	1.24

Diluted earnings (loss) per share:
Income from continuing operations	1.43	1.34	1.24	1.12	1.28
Income (loss) from discontinued operations	—	0.01	(0.43)	—	(0.06)
Net income	1.43	1.35	0.81	1.12	1.22

Dividends declared per share	0.43	0.42	0.40	0.38	0.36
Dividend payout ratio from continuing operations (1)	29.33%	30.81%	31.92%	33.62%	27.93%

Other data from continuing operations: (2)
Interest rate spread (average during period)	3.18%	3.42%	3.25%	2.83%	3.20%
Net interest margin (3)	3.41	3.72	3.66	3.37	3.64

Average interest-earning assets to average interest-bearing liabilities	1.11	1.12	1.12	1.11	1.10

Equity to total assets (end of period)	6.10	6.16	6.71	6.70	6.47
Equity-to-assets ratio (ratio of average equity to average total assets)	6.36	6.52	7.17	6.77	6.85

Nonperforming assets to total assets (end of period)	0.27	0.77	1.59	0.76	0.33

Allowance for loan and lease losses to nonperforming loans and leases (end of period) (4)	174.75	65.89	40.02	97.73	264.63

Allowance for loan and lease losses to total loans and leases (end of period)	0.55	0.62	0.78	0.96	1.00

Nonperforming loans and leases to total loans and leases (end of period) (4)	0.32	0.95	1.96	0.99	0.38

Noninterest expense to average total assets	3.11	3.42	3.42	3.06	2.91

Net interest income after provision for losses on loans and leases to noninterest expense (end of period)	93.05	88.65	91.54	96.40	107.32

Return on assets (ratio of income from continuing operations to average total assets)	0.66	0.65	0.67	0.62	0.81
Return on assets (ratio of net income to average total assets)	0.66	0.65	0.44	0.62	0.77

Return on equity (ratio of income from continuing operations to average equity)	10.30	9.96	9.37	9.14	11.83
Return on equity (ratio of net income to average equity)	10.30	10.02	6.13	9.16	11.27

Efficiency Ratio (5)	70.98	70.88	72.03	71.64	65.87
Number of full-service offices	34	34	33	31	27

(1) Dividends declared per share divided by net income per share from continuing operations.

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

Executive Summary

The Company’s fiscal year 2004 net income from continuing operations was $5.2 million, or $1.43 per diluted share, compared to $4.9 million, or $1.34 per diluted share for fiscal year 2003.  Return on average equity was 10.30% at June 30, 2004 compared with 9.96% at June 30, 2003.Mortgage originations were down by 29.0%, which followed the general trend of the national economy.

Management believes that the Company’s balance sheet has been diversified over the last decade to mitigate the variability of the traditional thrift lending activity of mortgage lending. The addition of business, agriculture and consumer lending has added stability to interest rate risk and is anticipated to continue to be a strength of the Company.

The national low rate environment over the last two years affected our net interest revenue, and accordingly, our net income from continuing operations, as net interest margin was 3.41% for the year ended June 30, 2004 as compared to 3.72% for the prior fiscal year.  The length of the historically low interest rates and the response by competitors may lead the net interest margin ratio to lower levels or they may tend to stabilize or rise over time.  The vulnerability of the net interest margin ratio is affected by many aspects including Federal Reserve policies for interest rates, competitive factors and customer preferences for various products and services.

The Company is actively involved in interest rate risk management of the balance sheet using computer analysis to determine interest rate risk in the operation.  The analysis helps management determine pricing and funding strategies that will keep interest rate risk within the Company’s adopted guidelines. The Company has not used off-balance sheet hedging to manage interest rate risk but has opted to reduce the complexity by utilizing on-balance sheet techniques in the investment portfolio and out-of-market funding to balance out the interest rate risk to acceptable levels.

The Company has set out to grow customer relationships within the markets it serves as a primary method of growing assets and revenues.  The growth in assets is accompanied by the need to provide capital for growth.  Capital is generated primarily by retained earnings after paying out dividends.  The Company has used other sources such as trust preferred securities to fund growth.  The use of trust preferred securities are limited by market underwriting conditions such as debt leverage.  The Company has reached a level of leverage and does not expect the use of additional trust preferred securities to continue over the near term.  Asset growth will be primarily correlated to the retention of earnings for the immediate future.

The total risk based capital ratio of 10.54% puts the Bank in the “well capitalized” category with the OTS and is consistent within the levels the Company plans to operate.  The Company has been able to manage the size of the assets by selling off loans through direct loan sales and through securitization of loans.

Credit quality of the Company has improved over the last two years as a result of a combination of disciplined underwriting standards, good economic health of the region and resolution of a few significant impaired loans.  These efforts supported a decrease in the allowance for loan and lease losses to $3.6 million at June 30, 2004 compared to $3.8 million a year ago.  In addition, nonperforming assets at June 30, 2004 were $2.3 million in comparison to $6.2 million a year ago.  The ratio of nonperforming assets to total assets declined to 0.27% at June 30, 2004, compared to 0.77% at June 30, 2003.

The allowance for loan and lease losses is calculated based on loan levels, loan loss history, credit quality of the loan portfolio, and environmental factors such as economic health of the region and management experience.  This analysis gives the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

The Company’s liquidity structure is primarily based on providing reasonably priced deposits and obtaining FHLB advances to fund lending operations. This process is supplemented by access to contingent funding sources including FHLB and FRB advances along with other borrowings.  Through the process, the Company is able to manage the liquidity needs of the Company.

The Company focuses on balancing operating costs with operating revenue levels to provide better efficiency ratios over time and continues to look at it’s operation for ways to reduce it’s cost structure while continuing to support long-term revenue enhancements.  Noninterest expense was $24.8 million for the fiscal year ended June 30, 2004 compared to $26.0 million for the prior fiscal year, a decrease of 4.9%.

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

Financial Condition Data

At June 30, 2004, the Company had total assets of $847.1 million, an increase of $46.0 million from the level at June 30, 2003.  The increase in assets was due primarily to increases in loans and leases receivable of $45.5 million and investment securities available for sale of $34.2 million, offset by decreases in cash and cash equivalents of $23.7 million, loans held for sale of $5.6 million, and FHLB Stock of $1.6 million.  The increase in liabilities of $43.7 million was due to increases in deposits of $37.3 million, the liability for subordinated debentures payable to trusts of $7.2 million and advances from the FHLB and other borrowings of $3.9 million from the levels at June 30, 2003.  In addition, stockholders’ equity increased to $51.6 million at June 30, 2004 from $49.4 million at June 30, 2003 primarily due to net income of $5.2 million offset by the cost of treasury stock acquired of $1.9 million and cash dividends paid of $1.5 million.

The increase in net loans and leases receivable of $45.5 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  Automobile loans increased by $27.6 million over the levels at June 30, 2003 reflecting an increase in new automobile dealership accounts together with various sales incentive and financing programs for the consumer.  In addition, commercial business loans increased by $10.6 million and equipment lease financing increased by $3.9 million.

The increase in securities available for sale of $34.2 million was primarily the result of purchases of $78.5 million exceeding sales, maturities and repayments of $41.0 million.  The purchases of $78.5 million included variable-rate, mortgage-backed securities of $73.3 million.  Included in the $41.0 million of sales, maturities and repayments was approximately $29.7 million of mortgage backed securities principal repayments.

The decrease in cash and cash equivalents of $23.7 million was primarily due to a decrease in Federal funds sold of $24.0 million in part due to not renewing maturing advances with the FHLB and the use of funds to invest in other interest-earning assets.  See “Liquidity and Capital Resources.”

The $5.6 million decrease in loans held for sale was primarily due to a decrease in mortgage loans held for sale of $6.0 million from $16.0 million at June 30, 2003 to $10.0 million at June 30, 2004.  Offsetting the decrease in mortgage loans held for sale was an increase in student loans held for sale in the amount of $324,000 at June 30, 2004.  During the second quarter of fiscal 2004, the Company began classifying its student loan portfolio as held for sale.

The net decrease in FHLB stock of $1.6 million was primarily the result of the Company’s redemption of stock, through the Bank, due to a FHLB capital structure change effective July 1, 2003.

The $37.3 million increase in deposits was primarily due to increases in money market accounts of $33.8 million, in-market certificates of deposit of $13.8 million and savings accounts of $9.2 million offset by a decrease in out-of-market certificates of deposit of $19.8 million

The liability for subordinated debentures payable to trusts increased $7.2 million due to the Company issuing additional trust preferred securities through Trust IV during the first quarter of fiscal 2004.

Advances from the FHLB and other borrowings increased $3.9 million for the year ended June 30, 2004 primarily due to the Company increasing its overnight Fed Funds advances by $15.8 million offset by a net decrease in $7.3 million in short and long-term advances and the Company’s repayment on two short-term notes with First Tennessee Bank, NA totaling $4.5 million during the fiscal year ended June 30, 2004.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  Average balances consist of daily average balances for the Bank with simple average balances for all other companies.  The average balances include nonaccruing loans and leases.  The yields on loans and leases include origination fees, net of costs, which are considered adjustments to yield.  Balances related to discontinued credit card loan operations have been reclassified to noninterest-earning assets for all periods presented.

	Years Ended June 30,
	2004			2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$621,548	$36,935	5.94%	$594,873	$40,240	6.76%	$546,055	$42,458	7.78%
Investment securities (2) (3)	107,942	3,218	2.98%	103,902	3,801	3.66%	120,982	5,504	4.55%
FHLB stock	4,726	107	2.26%	6,854	221	3.22%	6,332	223	3.52%
Total interest-earning assets	734,216	$40,260	5.49%	705,629	$44,262	6.27%	673,369	$48,185	7.16%
Noninterest-earning assets	61,381			55,921			51,132
Total assets	$795,597			$761,550			$724,501

Interest-bearing liabilities:
Deposits:
Checking and money market	$238,774	$2,704	1.13%	$195,394	$2,647	1.35%	$189,705	$3,875	2.04%
Savings	50,791	303	0.60%	39,998	298	0.75%	39,169	564	1.44%
Certificates of deposit	261,982	7,198	2.75%	278,397	9,566	3.44%	279,323	13,994	5.01%
Total interest-bearing deposits	551,547	10,205	1.85%	513,789	12,511	2.44%	508,197	18,433	3.63%
FHLB advances and other borrowings	80,869	3,753	4.64%	100,200	4,565	4.56%	87,512	4,766	5.45%
Subordinated debentures payable to trusts	26,172	1,230	4.70%	17,844	921	5.16%	6,744	374	5.55%
Total interest-bearing liabilities	658,588	$15,188	2.31%	631,833	$17,997	2.85%	602,453	$23,573	3.91%
Noninterest-bearing deposits	66,807			60,201			48,757
Other liabilities	19,586			19,869			21,323
Total liabilities	744,981			711,903			672,533
Equity	50,616			49,647			51,968
Total liabilities and equity	$795,597			$761,550			$724,501

Net interest income; interest rate spread		$25,072	3.18%		$26,265	3.42%		$24,612	3.25%

Net interest margin (4)			3.41%			3.72%			3.66%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold

(3) Yields do not reflect the tax-exempt nature of municipal securities.

(4) Net interest margin is net interest income divided by average interest-earning assets.

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

	Years Ended June 30,			Years Ended June 30,
	2004 vs. 2003			2003 vs. 2002
	(Dollars in Thousands)
	Increase (Decrease) Due to Volume	Increase (Decrease Due to Rate)	Total Increase (Decrease)	Increase (Decrease Due to Volume)	Increase (Decrease Due to Rate)	Total Increase (Decrease)
Interest-earning assets:
Loans and leases receivable (1)	$1,804	$(5,109)	$(3,305)	$3,796	$(6,014)	$(2,218)
Investment securities (2)	148	(731)	(583)	(777)	(926)	(1,703)
FHLB stock	(69)	(45)	(114)	18	(20)	(2)

Total interest-earning assets	$1,883	$(5,885)	$(4,002)	$3,037	$(6,960)	$(3,923)

Interest-bearing liabilities:
Deposits:
Checking and money market	$588	$(531)	$57	$116	$(1,344)	$(1,228)
Savings	80	(75)	5	12	(278)	(266)
Certificates of deposit	(564)	(1,804)	(2,368)	(46)	(4,382)	(4,428)
Total interest-bearing deposits	104	(2,410)	(2,306)	82	(6,004)	(5,922)
FHLB advances and other borrowings	(881)	69	(812)	691	(892)	(201)
Subordinated debentures payable to trusts	430	(121)	309	616	(69)	547

Total interest-bearing liabilities	$(347)	$(2,462)	$(2,809)	$1,389	$(6,965)	$(5,576)

Net interest income increase (decrease)			$(1,193)			$1,653

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold

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

Allowance for Loan and Lease Losses – GAAP requires the Company to maintain an allowance for probable loan and lease losses in the loan and lease portfolio.  Management must develop a consistent and systematic approach to estimate the appropriate balances that will cover the probable losses.  Due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

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

At each balance sheet date, the MSRs need to be analyzed for impairment which occurs when the fair value of the MSRs is lower than the amortized book value. The Company’s MSRs are primarily servicing rights acquired on SDHDA first time home buyers program.  Due to the lack of quoted markets for the Company’s portfolio, the Company estimates the fair value of the MSRs using present value of future cash flow analysis.  If the analysis produces a fair value that is greater than or equal to the amortized book value of the MSRs, no impairment is recognized.  If the fair value is less than the book value, an expense for the difference is charged to earnings by initiating a MSR valuation account.  If the Company determines this impairment is temporary, any future changes  in fair value are recorded as a change in earnings and the valuation.  If the Company determines the impairment to be permanent, the valuation is written off against the MSRs which results in a new amortized balance.

Due to the substantial decline in interest rates over the last two years, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at many reasonable and supportable assumptions and projections in preparing the analysis.  Based on the Company’s analysis of MSRs at quarter-end, there is no impairment to the MSRs.

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

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $2.3 million at June 30, 2004 from $6.2 million at June 30, 2003, a decrease of $3.9 million, or 63.1%.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.27% at June 30, 2004 as compared to 0.77% at June 30, 2003.  The decrease in the ratio of nonperforming assets to total assets at June 30, 2004 compared to the prior year was due to the decrease in nonperforming assets of $3.9 million and an increase in total assets of $46.0 million.

Nonaccruing loans and leases decreased 64.2%, or $2.8 million to $1.6 million at June 30, 2004 compared to $4.4 million at June 30, 2003.  Included in nonaccruing loans and leases at June 30, 2004 were three loans totaling $86,000 secured by one- to four-family real estate, one loan in the amount of $75,000 secured by commercial real estate, eight commercial business loans totaling $795,000, two agricultural loans totaling $20,000, five equipment finance leases totaling $21,000 and 31 consumer loans totaling $564,000.  During the first quarter of fiscal 2003, the Bank modified a $2.4 million agricultural participation loan as a troubled debt restructuring with specific reserve allowance and placed the loan on nonaccrual.  The Bank took an additional fourth quarter fiscal 2003 charge to provision in the amount of $893,000 and charged off $1.4 million upon significant deterioration of the borrower’s credit from levels previously estimated.  See Note 5 of “Notes to Consolidated Financial Statements” for information concerning interest income recognized on impaired loans.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have decreased $3.8 million, or 64.6%, from the levels at June 30, 2003.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired.  Loans and leases that are not performing do not necessarily result in a loss.

As of June 30, 2004, the Company had $212,000 of foreclosed assets.  The balance of foreclosed assets at June 30, 2004 consisted of $112,000 in consumer collateral and $100,000 in single-family residences.  The Company did not have any foreclosed assets secured by mobile homes at June 30, 2004.

At June 30, 2004, the Company had designated $15.2 million of its assets as special mention and classified $3.9 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At June 30, 2004, the Company had $37.5 million in multi-family, commercial real estate and agricultural participation loans purchased, of which none were classified at June 30, 2004.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the June 30, 2004 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2004 will be adequate in the future.

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

	At June 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$86	$103	$886	$723	$551
Commercial real estate	75	310	3,678	385	165
Multi-family	—	—	290	—	—
Commercial business	795	472	1,872	3,223	971
Equipment finance leases	21	30	—	—	—
Consumer(1)	564	875	690	518	317
Agricultural	20	2,541	2,801	373	31
Mobile homes	—	34	25	88	43
Total	1,561	4,365	10,242	5,310	2,078

Accruing loans and leases delinquent more than 90 days
One- to four-family	—	330	—	—	—
Commercial real estate	—	42	—	—	—
Multi-family	—	—	—	304	—
Commercial business	221	779	512	—	—
Equipment finance leases	281	313	229	—	—
Consumer(1)	—	2	—	—	—
Agricultural	—	—	165	23	—
Total	502	1,466	906	327	—

Foreclosed assets:
One- to four-family	100	258	239	203	214
Consumer(1)	112	77	132	105	67
Mobile homes	—	—	3	2	15
Total (2)	212	335	374	310	296

Total nonperforming assets(3)	$2,275	$6,166	$11,522	$5,947	$2,374
Ratio of nonperforming assets to total assets(4)	0.27%	0.77%	1.59%	0.76%	0.33%
Ratio of nonperforming loans and leases to total loans and leases(5)	0.32%	0.95%	1.96%	0.99%	0.38%

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

	Years Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Balance at beginning of period	$3,842	$4,461	$5,509	$5,499	$4,518

Charge-offs:
One- to four-family	(7)	(9)	(38)	(21)	(92)
Commercial real estate	(92)	—	(76)	(361)	—
Commercial business	(457)	(1,234)	(1,484)	(253)	(54)
Equipment finance leases	(30)	(124)	(323)	(131)	—
Consumer	(1,143)	(1,164)	(1,323)	(1,106)	(827)
Agricultural	(835)	(1,429)	(108)	—	(11)
Mobile homes	—	(41)	(55)	(51)	(56)
Total charge-offs	(2,564)	(4,001)	(3,407)	(1,923)	(1,040)
Recoveries:
One- to four-family	4	3	2	—	12
Commercial real estate	1	—	2	—	6
Commercial business	3	5	59	—	—
Equipment finance leases	64	41	45	16	—
Consumer	232	319	296	325	282
Agricultural	3	100	28	—	—
Mobile homes	—	5	22	13	39
Total recoveries	307	473	454	354	339

Net (charge-offs)	(2,257)	(3,528)	(2,953)	(1,569)	(701)

Additions charged to operations	2,020	3,173	1,905	1,482	1,682
Allowance related to assets acquired (sold), net	—	(264)	—	97	—
Balance at end of period	3,605	3,842	$4,461	$5,509	$5,499

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.36)%	(0.59)%	(0.54)%	(0.28)%	(0.14)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.55%	0.62%	0.78%	0.96%	1.00%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	174.75%	65.89%	40.02%	97.73%	264.63%

(1)             Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by the Financial Accounting Standards Board, (“FASB”) Statement No. 114, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.

	At June 30,
	2004		2003		2002		2001		2000
	Amount (3)	Percent of Loans in Each Category to Total Loans	Amount (3)	Percent of Loans in Each Category to Total Loans	Amount(3)	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in Thousands)
One-to four-family(1)	$15	17.51%	$28	17.39%	$81	16.00%	$1,196	26.65%	$1,299	29.88%
Commercial and multi-family real estate(1)	220	20.57	241	23.34	606	25.45	1,402	20.52	1,442	19.97
Commercial business(2)	1,270	22.85	1,033	22.09	1,460	20.61	1,033	18.74	844	15.36
Consumer	1,736	29.48	1,538	27.55	1,889	30.66	1,524	27.66	1,536	27.92
Agricultural	364	9.59	945	9.39	375	6.87	317	5.75	323	5.87
Mobile homes	—	—	57	0.24	50	0.41	37	0.68	55	1.00
Total	$3,605	100.00%	$3,842	100.00%	$4,461	100.00%	$5,509	100.00%	$5,499	100.00%

(1) Includes construction and development loans.

(2) Includes equipment finance leases.

(3) The Company migrated its allocation methodology of allowances by type in 2002 to reflect a more systematic method based in part on the Company’s historical charge-offs by each loan type as compared to primarily a pro rata allocation based on loan balances in prior years.

	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance	FASB 5 Allowance for loan and lease losses	FASB 114 Impaired Loan Valuation Allowance
Loan Type	At June 30, 2004		At June 30, 2003
	(Dollars in Thousands)

One- to four-family	$15	$—	$28	$—
Commercial real estate	135	—	130	—
Multi-family real estate	85	—	111	—
Commercial business	970	—	652	132
Equipment finance leases	296	4	250	—
Consumer (1)	1,736	—	1,595	—
Agricultural	364	—	230	714
Total	$3,601	$4	$2,996	$846

(1) Includes mobile home loans.

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2004			At June 30, 2003
	(Dollars in Thousands)			(Dollars in Thousands)

Equipment finance leases	1	$4	$4	—	$—	$—
Commercial real estate	1	73	—	8	354	132
Commercial business	5	175	—	—	—	—
Agriculture real estate	—	—	—	1	27	—
Other agricultural loans	—	—	—	3	2,293	714
Total	7	$252	$4	12	$2,674	$846

The allowance for loan and lease losses was $3.6 million at June 30, 2004 as compared to $3.8 million at June 30, 2003.    The ratio of the allowance for loan and lease losses to total loans and leases was 0.55% at June 30, 2004 compared to 0.62% at June 30, 2003, a decrease of 11.3%.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. OTS regulators have reviewed the Company’s methodology for determining allowance requirements on the Company’s loan and lease portfolio and have made no required recommendations for increases in the allowances during the three year period ended June 30, 2004.

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

Comparison of the Years Ended June 30, 2004 and June 30, 2003

Continuing Operations

General.  The Company’s income from continuing operations was $5.2 million or $1.47 and $1.43 for basic and diluted earnings per share, respectively, for the year ended June 30, 2004, a $270,000 increase in earnings compared to $4.9 million or $1.36 and $1.34 for basic and diluted earnings per share, respectively, for the prior year.  Basic and diluted earnings per share increased 8.1% and 6.7%, respectively, for the year ended June 30, 2004 as compared to the prior year due to an increase in earnings offset by a net decrease in shares outstanding as a result of Company stock repurchases.  For the year ended June 30, 2004, the return on average equity from continuing operations was 10.30%, a 3.5% increase compared to 9.96% in the prior year.  For the year ended June 30, 2004, the return on average assets from continuing operations was 0.66%, a 1.5% increase compared to 0.65% in the prior year.  As discussed in more detail below, the increases were due to a variety of key factors, including decreases in noninterest expense of $1.3 million and provision for losses on loans and leases of $1.2 million offset by decreases in net interest income of $1.2 million and noninterest income of $658,000 and an increase in income tax expense of $272,000.

Interest and Dividend Income.  Interest and dividend income was $40.3 million for the year ended June 30, 2004 as compared to $44.3 million for the prior year, a decrease of $4.0 million, or 9.0%.  A $5.9 million decrease in interest and dividend income was the result of a 12.4% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 5.49% for the year ended June 30, 2004 as compared to 6.27% for the prior year.  For the year ended June 30, 2004, the average yield on loans and leases receivable was 5.94%, a decrease of 12.1% from 6.76% in the prior year.  The Company continues to manage yields by changing the types of loans that comprise the portfolio to loans that have a higher yield than single-family real estate loans.  Commercial business loans, agricultural business loans and equipment finance leases comprise 29.3% of the total loan and lease portfolio at June 30, 2004 as compared to 28.6% at June 30, 2003.  The percentages of business loans are expected to remain stable at these levels due to restrictions imposed by HOLA at 20.00% of total Bank assets.  As of June 30, 2004, the Bank met the 20.00% limitation at 16.39% of total Bank assets.  The overall decrease in interest and dividend income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2001 to June 30, 2004, the prime rate dropped from 6.75% to 4.00%.

Interest Expense.  Interest expense was $15.2 million for the year ended June 30, 2004 as compared to $18.0 million for the prior year, a decrease of $2.8 million or 15.6%.  A $2.5 million decrease was the result of a 18.9% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 2.31% for the year ended June 30, 2004 as compared to 2.85% for the prior year.  For the year ended June 30, 2004, the average rate paid on interest-bearing deposits was 1.85%, a decrease of 24.2% from 2.44% in the prior year.  The average rate paid on FHLB advances and other borrowings increased 1.8% to 4.64% at June 30, 2004 from 4.56% at June 30, 2003.  An average volume decrease of $19.3 million for FHLB advances and other borrowings contributed to a decrease in interest expense of $881,000 for the for the year ended June 30, 2004 as compared to the prior year.

Net Interest Income. The Company’s net interest income from continuing operations for the year ended June 30, 2004 decreased $1.2 million, or 4.5%, to $25.1 million compared to $26.3 million for the prior year.  The decrease in net interest income was due primarily to declining asset yields and a slower decrease in the cost of funds throughout fiscal years 2003 and 2004.  The Company’s net interest margin decreased to 3.41% for the year ended June 30, 2004 as compared to 3.72% for the prior year.  In addition, the Company has increased its investment portfolio composition in high quality GNMA adjustable rate securities in order to enhance its net interest margin.

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

Provision for losses on loans and leases decreased $1.2 million, or 36.3%, to $2.0 million for the year ended June 30, 2004 as compared to $3.2 million in the prior year.  The decrease was due to charge-offs decreasing from $4.5 million during fiscal year 2003 to $2.5 million during fiscal year 2004.  In the fourth quarter of fiscal 2003, a $1.4 million agriculture real estate participation loan was modified as a troubled debt restructuring with specific reserve allowance which resulted in a fiscal 2003 charge to provision in the amount of $893,000.  In addition, recoveries fell from $473,000 during fiscal year 2003 compared to $307,000 during fiscal year 2004.   See “Asset Quality” for further discussion.

The allowance for loan and lease losses at June 30, 2004 was $3.6 million.  The allowance decreased from the June 30, 2003 balance of $3.8 million primarily as a result of charge-offs exceeding recoveries by $2.3 million offset by the provision for losses on loans and leases of $2.0 million.  The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2004 was 174.75% compared to 65.89% at June 30, 2003.  The allowance for loan and lease losses to total loans and leases at June 30, 2004 was 0.55% compared to 0.62% at June 30, 2003.  The Bank’s management believes that the June 30, 2004 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.

Noninterest Income.  Noninterest income was $9.8 million for the year ended June 30, 2004 as compared to $10.5 million for the year ended June 30, 2003, a decrease of $658,000, or 6.3%.  The decrease in noninterest income was due primarily to decreases in commission and insurance income of $525,000, net gain on sale of loans of $318,000 and net gain on sale of securities of $309,000 offset by increases in earnings on cash value of life insurance of $188,000, trust income of $97,000 and other noninterest income of $309,000.

Commission and insurance income was $507,000 for the year ended June 30, 2004 compared to $1.1 million in the prior year, a decrease of 50.9%.  Hometown’s personal and commercial insurance lines are down compared to the prior year primarily due to the sale of the property and casualty book of business in August 2003.  See Note 1 of “Notes to Consolidated Financial Statements”.  The decrease in commission and insurance income was offset by an increase in income from financial products of $59,000 for the year ending June 30, 2004 as compared to the prior year.

Net gain on sale of loans decreased $318,000 for the year ended June 30, 2004 as compared to the prior year.  The decrease was primarily due to a decrease in the amount of residential mortgage loans sold into the secondary market during the fiscal year ended June 30, 2004 as compared to the prior fiscal year.  During the fiscal year ended June 30, 2004, the total number of single family loans sold was 1,288 with principal balances of $127.4 million.  This compares to 1,609 loans sold with principal balances of $161.1 million for the prior fiscal year.  As is the case with the industry, residential mortgage loan pipelines decreased back to more historical levels and was reflected in fiscal year earnings.

Net gain on sale of securities decreased $309,000 for the year ended June 30, 2004 as compared to the prior year due to a $8.9 million decrease in proceeds from the sale of securities to $6.3 million for the year ended June 30, 2004 compared to $15.2 million for the year ended June 30, 2003.  Sales of securities for the year ended June 30, 2004 consisted primarily of variable mortgage-backed securities.

The Bank recorded an increase of 43.6%, or $188,000, to $619,000 for the year ended June 30, 2004 compared to $431,000 in the prior year for earnings on cash value of bank owned life insurance (“BOLI”), which is tax-exempt.

Trust income increased by $97,000 to $568,000 during the fiscal year ended June 30, 2004 as compared to the prior year primarily due to assets under management increasing from $63 million to $83 million.

Other noninterest income increased 46.3% to $976,000 for the year ended June 30, 2004 compared to $667,000 in the prior year primarily due to an increase of $135,000 recorded on the retained interest obtained through the securitization of automobile loans.  See Note 3 of  “Notes to Consolidated Financial Statements.”

Noninterest Expense.  Noninterest expense was $24.8 million for the year ended June 30, 2004 as compared to $26.0 million for the prior year, an decrease of $1.3 million, or 4.9%.  The decrease in noninterest expense was due primarily to decreases in occupancy and equipment of $338,000, compensation and employee benefits of $334,000, advertising of $168,000 and other noninterest expenses of $438,000.

Occupancy and equipment decreased 9.5% to $3.2 million for the year ended June 30, 2004 as compared to $3.5 million for the prior year.  The decrease was primarily due to recording a valuation impairment of $200,000 during the year ended June 30, 2003.

Compensation and employee benefits decreased 2.1% to $15.5 million for the year ended June 30, 2004 as compared to $15.9 million for the prior year.  This decrease was primarily due to a reduction in variable compensation (performance incentives) to $579,000 for the fiscal year ended June 30, 2004 from $970,000 during the prior fiscal year.  In addition, annual employee bonuses decreased $265,000 and pension plan costs decreased $245,000.   Employee staffing levels decreased from 329 at June 30, 2003 to 306 at June 30, 2004 due in part to the sale of Hometown’s property and casualty book of business.  The Company has had a self-insured health plan for ten years.  Although health claims expense net of the stop loss receivable increased to $1.7 million for the year ended June 30, 2004 as compared to $1.6 million for the prior fiscal year, the Company does not believe the claim level will continue at the current rate.  Management believes the current structure is a reasonable alternative to traditional health care plans over the long run.  This is a challenging area for all companies and the Company continues to review its health care plans in an effort to provide its employees with affordable health care.

Advertising expense decreased 18.3% to $749,000 for the year ended June 30, 2004 as compared to $917,000 for the prior year primarily due to a reduction in extensive advertising campaigns and more emphasis on existing programs to strengthen our position in the marketplace.

Income tax expense.  The Company’s income tax expense increased $307,000, or 11.9%, for the year ended June 30, 2004 to $2.9 million compared to $2.6 million for the prior year.  The increase was primarily due to the increase in the Company’s effective tax rate due to changes in permanent tax differences.  The effective rate was 35.66% and 34.32% for the years ended June 30, 2004 and June 30, 2003, respectively.

Comparison of the Years Ended June 30, 2003 and June 30, 2002

Continuing Operations

General.  The Company’s income from continuing operations was $4.9 million or $1.36 and $1.34 for basic and diluted earnings per share, respectively, for the year ended June 30, 2003, a $75,000 increase in earnings compared to $4.9 million or $1.27 and $1.24 for basic and diluted earnings per share, respectively, for the prior year.  Basic and diluted earnings per share increased 7.1% and 8.1%, respectively, for the year ended June 30, 2003 as compared to the prior year primarily due to the decrease in shares outstanding as a result of Company stock repurchases.  For the year ended June 30, 2003, the return on average equity from continuing operations was 9.96%, a 6.3% increase compared to 9.37% in the prior year.  For the year ended June 30, 2003, the return on average assets from continuing operations was 0.65%, a 3.0% decrease compared to 0.67% in the prior year.  As discussed in more detail below, the increases were due to a variety of key factors, including increases in net interest income of $1.7 million and noninterest income of $660,000 and a decrease in income tax expense of $272,000 offset by increases in provision for losses on loans and leases of $1.3 million, noninterest expense of $1.2 million.

Interest and Dividend Income.  Interest and dividend income was $44.3 million for the year ended June 30, 2003 as compared to $48.0 million for the prior year, a decrease of $3.7 million, or 8.1%.  A $7.0 million decrease in interest and dividend income was the result of a 12.4% decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets was 6.27% for the year ended June 30, 2003 as compared to 7.16% for the prior year.  For the year ended June 30, 2003, the average yield on loans and leases receivable was 6.76%, a decrease of 13.1% from 7.78% in the prior year.  The Company continues to manage yields by changing the types of loans that comprise the portfolio to loans that have a higher yield than single-family real estate loans.  Commercial business loans, agricultural business loans and equipment finance leases comprise 31.5% of the total loan and lease portfolio at June 30, 2003 as compared to 25.26% at June 30, 2002.  The percentages of business loans are expected to remain stable at these levels due to restrictions imposed by HOLA at 20.00% of total Bank assets.  As of June 30, 2003, the Bank exceeded the 20.00% limitation by 0.92%.  The Bank informed the OTS and submitted a plan to reduce the percentage within the 20.00% limit.  Potential solutions include selling loans in this category, increasing the total assets of the Bank or changing Bank charters.  The overall decrease in interest and dividend income was primarily due to repricing of loans and investments that generally reflected the decline in national interest rates.  From June 30, 2001 to June 30, 2003, the prime rate dropped from 6.75% to 4.00%.

Interest Expense.  Interest expense was $18.0 million for the year ended June 30, 2003 as compared to $23.6 million for the prior year, a decrease of $5.6 million or 23.7%.  A $7.0 million decrease was the result of a 27.1% decrease in the average rate paid on interest-bearing liabilities.  The average rate on interest-bearing liabilities was 2.85% for the year ended June 30, 2003 as compared to 3.91% for the prior year.  For the year ended June 30, 2003, the average rate paid on interest-bearing deposits was 2.44%, a decrease of 32.8% from 3.63% in the prior year.  The average rate paid on FHLB advances and other borrowings decreased 16.3% to 4.56% at June 30, 2003 from 5.45% at June 30, 2002 and contributed to a $892,000 decrease in interest expense.  Average volume increases of $12.7 million and $11.1 million for FHLB advances and other borrowings and subordinated debentures payable to trusts, respectively, contributed to an increase in interest expense of $691,000 and $616,000, respectively, for the year ended June 30, 2003 as compared to the prior year.

Net Interest Income. The Company’s net interest income from continuing operations for the year ended June 30, 2003 increased $1.7 million, or 6.7%, to $26.3 million compared to $24.6 million for the prior year.  The increase in net interest income was due primarily to an increasing net interest margin during the first quarter of fiscal 2003 as national interest rates were declining.  The net interest margin then began to decrease over the last three quarters of fiscal 2003 as interest rates continued to remain low over the prior year.  As a result, the Company’s net interest margin remained constant at 3.72% for the year ended June 30, 2003 as compared to 3.66% for the prior year.

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

Noninterest Income.  Noninterest income was $10.5 million for the year ended June 30, 2003 as compared to $9.8 million for the year ended June 30, 2002, an increase of $660,000, or 6.7%.  The increase in noninterest income was due primarily to increases in earnings on cash value of life insurance of $431,000, fees on deposits of $363,000 and net gain on sale of securities of $217,000 offset by decreases in commission and insurance income of $256,000 and loan servicing income of $248,000.

Earnings on cash value of life insurance was $431,000 due to the purchase of BOLI during the fiscal year ended June 30, 2003.

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

Other noninterest income decreased 6.7% to $667,000 for the year ended June 30, 2003 compared to $715,000 in the prior year primarily due to a decrease of $163,000 in appraisal income due to the cessation of operations of Mid America Appraisal during the third quarter of fiscal 2002 offset by an increase in the amount of $237,000 recorded on the retained interest obtained through the securitization of automobile loans during the last half of fiscal 2003.  See Note 3 of  “Notes to Consolidated Financial Statements.

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

Noninterest Expense.  Noninterest expense was $26.0 million for the year ended June 30, 2003 as compared to $24.8 for the prior year, an increase of $1.2 million, or 5.0%.  The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $640,00 and occupancy and equipment of $188,000.

Compensation and employee benefits increased to $15.9 million for the year ended June 30, 2003 as compared to $15.2 million for the prior year in part due to increased employee base compensation and variable compensation (performance incentives) of $592,000 and health insurance claim accruals of $747,000 offset by a reduction of $257,000 in compensation for deferred loan origination costs.  The Company has had a self-insured health plan for nine years.  Although health claims were significantly higher for the year ended June 30, 2003 as compared to the prior year, the Company does not believe the claim level will continue at the current rate.  Management believes the current structure is a reasonable alternative to traditional health care plans over the long run.  Five new in-store locations opened since September 30, 2001 attributed to an increase in employee compensation, related benefits and payroll taxes of approximately $451,000 for the year ended June 30, 2003 as compared to the prior year.

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

Liquidity and Capital Resources

The Company’s liquidity is comprised of three primary classifications:  cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.  Net cash provided by operating activities was $17.1 million for the fiscal year ended June 30, 2004, which was primarily due to proceeds from the sale of loans of $131.6 million offset by loans originated for resale of $124.6 million.  For the fiscal year ended June 30, 2003, net cash used in operating activities was $966,000 primarily due to loans originated for resale of $219.7 offset by proceeds from the sale of loans of $211.5 million.  Net cash used in investing activities was $84.9 million for the fiscal year ended June 30, 2004 primarily due to loans and leases originated and held of $266.5 million offset by principal collected on loans and leases of $221.2 million.  For the fiscal year ended June 30, 2004, net cash used in investing activities was $54.0 primarily due to loans and leases originated and held of $203.6 million offset by principal collected on loans and leases of $164.9 million.  Net cash provided by financing activities for the fiscal year ended June 30, 2004 was $44.0 million primarily due to a net increase in deposit accounts of $37.3 million.  This compares to net cash provided by financing activities in the prior fiscal year of $71.7 million primarily due to a net increase in deposit accounts of $58.8 million.

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

Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  At June 30, 2004, the Bank had no funds invested in federal funds sold. During the year ended June 30, 2004, the Bank increased its borrowings with the FHLB and FRB by $8.5 million.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At June 30, 2004, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $55.8 million and to sell mortgage loans of $17.0 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2004, the Bank had no outstanding commitments to purchase investment securities available for sale or commitments to sell investment securities available for sale.

The growth in indirect lending has provided securitization opportunities in the capital markets.  On January 31, 2003, the Bank sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  The proceeds were used in part to continue to service the demand of the Bank’s dealer network.  The securitization is a source of funds at a rate lower than other sources of funds, which reduces the Bank’s capital requirements and the credit risk from the loans sold.  See Note 3 of  “Notes to Consolidated Financial Statements” for details on the consumer automobile securitization.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  During fiscal 2002, the Bank increased the amount of pledgeable loans at the FHLB in order to increase its contingent liquidity sources.  The Bank currently has two $10.0 million unsecured lines of federal funds with correspondent banks. There were no funds drawn on either line of credit at June 30, 2004.  Also, the Bank has implemented arrangements to acquire out-of-market certificates of deposit and money market accounts as an additional source of funding.  As of June 30, 2004, the Bank had $15.8 million in out-of-market certificates of deposit and $18.4 million in out-of-market money market accounts. The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company executed a renewal of a line of credit for $3.0 million with First Tennessee Bank, NA for liquidity needs in the Company.  The note is short-term in duration and is subject to annual review.  In case of default on the notes, the Company’s ability to pay cash dividends may be restricted.  At June 30, 2004 no funds were advanced on the line of credit.  See Note 9 of  “Notes to Consolidated Financial Statements” and “Financial Condition Data” and Exhibits 10.19 to 10.21 for further details.

Through an unconsolidated subsidiary, the Company issued trust preferred securities during fiscal 2004 in order to provide funding for treasury stock purchases and to repay other borrowings.  See Note 10 of  “Notes to Consolidated Financial Statements”.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors’ approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

The Company’s stock repurchases made during the year ended June 30, 2004 were made under the Company’s stock buy back program which was publicly announced on April 28, 2003 in which the Company was permitted to repurchase up to 10% of the common stock of the Company that was outstanding on May 1, 2003.  This stock buy back program expired on April 30, 2004.  A total of 154,300 shares of common stock were purchased pursuant to the program with no shares purchased during the three months ended June 30, 2004.  All of the 154,300 shares repurchased during the fiscal year ended June 30, 2004 were purchased in the open-market, except for 11,000 shares that were purchased at a price of $17.60 through a private transaction.

The Company approved a new stock buy back program which began on May 1, 2004 and was publicly announced on April 26, 2004.  Under this program, the Company may repurchase up to 10% of the common stock of the Company outstanding on May 1, 2004 through April 30, 2005.  No shares of common stock were purchased pursuant to this program during the fiscal year ended June 30, 2004.

Savings institutions insured by the FDIC are required to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at June 30, 2004, the Bank met all current capital requirements.

The OTS has adopted capital requirements for savings institutions comparable to the requirement for national banks.  The minimum OTS core capital requirement for well capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had tier 1 (core) capital of 8.28% at June 30, 2004.  The minimum OTS risk-based capital requirement for well capitalized institutions is 10.00% of risk-weighted assets.  The Bank had risk-based capital of 10.54% at June 30, 2004.

Off-Balance Sheet Financing Arrangements

During fiscal 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Home Federal Automobile Securitization Trust 2003-A.  As a result of this securitization transaction, the Bank had off-balance sheet automobile loans in the amount of $35.5 million at June 30, 2003.  At June 30, 2004, the outstanding balance was $17.2 million.  As part of the sales transaction, the Bank retains servicing responsibilities and a retained interest in the interest payments from the receivables, which is subordinated to third party investors’ interests.  The receivables were sold without legal recourse to third party conduits.  The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing.  It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank access to the national capital markets.  The Bank has the option to execute a clean-up call when the remaining balance of the loans outstanding is at 10% of the original balance.  See Notes 1 and 3 of “Notes to Consolidated Financial Statements” and “Comparison of the Years Ended June 30, 2003 and June 30, 2002” for further detail.

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

The Company continues to monitor the progress of the FASB regarding its SBC project and will continue applying the guidance of APB Opinion No. 25.  The Company will reevaluate its accounting policy on SBC upon the FASB’s issuance of the final accounting standard regarding SBC as a result of its current SBC project.

FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) replaces in its entirety FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued by the FASB in January 2003.  Fin 46R provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Key to the consolidation determination is whether such entities disperse risks among the parties involved. If those risks are not dispersed, and therefore an enterprise bears the majority of the risks or rewards related to the variable interest entity, it would consolidate that variable interest entity.

The subordinated trust entities of the Company were deconsolidated during the fiscal year ended June 30, 2004 and the June 30, 2003 balance sheet was restated at that time as allowed by FIN 46R.  As a result, the 2004 and 2003 balance sheets include $27.8 and  $20.6 million, respectively, of subordinated debt, which was previously included on the balance sheet at June 30, 2003 as $20.0 million in trust preferred securities after a consolidation elimination of $620,000. The overall effect on the Company’s financial position and operating results of the deconsolidation was not material, and did not affect reported equity or net income. The consolidated financial statements reflect the deconsolidation of the subsidiary trusts of the Company, HF Financial Capital Trust I, HF Financial Capital Trust II, HF Financial Capital Trust III and HF Financial Capital Trust IV.

In April 2003, FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this Statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and (iv) amends certain other existing pronouncements.  The changes will result in more consistent reporting on contracts and hedging relationships entered into or modified after June 30, 2003.   The above pronouncement did not have a material effect on the Company’s financial position, liquidity or results of operations.

In May 2003, FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The above pronouncements did not have a material effect on the Company’s financial position, liquidity or results of operations, however, management continues to review guidance from the FASB and Federal Reserve.

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

One approach used to quantify interest rate risk is the net portfolio value (“NPV”) analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following table sets forth, at June 30, 2004 and June 30, 2003, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or –100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and –300 NPV were not estimated by the OTS.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2004” and “Selected Asset and Liability Price Tables as of June 30, 2003”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2004
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$101,515	$(9,951)	(9)%
+200	106,605	(4,861)	(4)
+100	110,164	(1,301)	(1)
—	111,465	—	—
-100	108,310	(3,156)	(3)

June 30, 2003
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$80,157	$2,306	3%
+200	80,555	2,703	3
+100	79,200	1,348	2
—	77,852	—	—
-100	76,488	(1,364)	(2)

Contractual Obligations

The following table sets forth information with respect to the Company’s contractual obligations as of June 30, 2004.    Long-term debt obligations are primarily made up of FHLB advances and subordinated debentures payable to trusts.  Operating lease obligations are primarily related to the lease of certain branch offices and purchase obligations are primarily related to various smaller purchases, which the Company has committed to as of June 30, 2004.

	Payments due by period
	1 Year or Less	1 to 3 Years	3 to 5 Years	Greater than 5 Years	Total

Long-Term Debt Obligations	$15,969	$211	$15,154	$90,254	$121,588

Operating Lease Obligations	441	513	238	19	1,211

Purchase Obligations	1,033	—	–	—	1,033

Total Contractual Obligations	$17,443	$724	$15,392	$90,273	$123,832

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

Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. First, the Company has structured the security portfolio to shorten the repricing of its interest-earning assets. The Company’s recent purchases of mortgage-backed securities and securities available for sale have had either short or medium terms to maturity or adjustable interest rates. At June 30, 2004, the Company had investment securities available for sale of $8.8 million with contractual maturities of five years or less.  Variable-rate mortgage-backed securities totaled $95.0 million at June 30, 2004. Mortgage-backed securities amortize and experience prepayments of principal.  The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $61.6 million annually over the past three fiscal years. The Company also controls interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2004, the Company had $63.7 million of savings accounts, $211.9 million of money market accounts and $121.0 million of checking accounts, representing 60.2% of total depositor accounts.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

HF Financial Corp.

Sioux Falls, South Dakota

We have audited the consolidated statements of financial condition of HF Financial Corp. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Sioux Falls, South Dakota
July 30, 2004

HF Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2004 and 2003

(Dollars in Thousands)

	2004	2003
Assets
Cash and cash equivalents	$20,474	$44,214
Securities available for sale (Note 4)	122,715	88,527
Federal Home Loan Bank stock (Note 9)	5,469	7,025
Loans held for sale (Note 5)	10,351	15,984
Loans and leases receivable (Notes 5 and 9)	640,946	595,417
Accrued interest receivable	4,056	4,298
Office properties and equipment, net of accumulated depreciation (Note 7)	12,555	13,138
Foreclosed real estate and other properties	1,689	1,812
Cash value of life insurance	12,051	11,432
Servicing rights (Note 6)	4,620	4,003
Goodwill, net	4,951	5,020
Intangible asset	—	175
Other assets (Notes 3 and 11)	7,193	10,058
	$847,070	$801,103

Liabilities and Stockholders’ Equity
Liabilities
Deposits (Note 8)	$658,719	$621,381
Advances from Federal Home Loan Bank and other borrowings (Note 9)	93,750	89,819
Subordinated debentures payable to trusts (Note 10)	27,837	20,620
Advances by borrowers for taxes and insurance	6,391	7,901
Accrued expenses and other liabilities (Note 15)	8,724	12,024
Total liabilities	795,421	751,745

Commitments and Contingencies (Notes 7 and 20)

Stockholders’ Equity (Notes 11, 12 and 13)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,347,686 and 5,252,535 shares issued at June 30, 2004 and 2003, respectively	53	49
Common stock subscribed for but not issued shares , 40,244 and 23,535 at June 30, 2004 and 2003, respectively	698	382
Additional paid-in capital	17,680	16,527
Retained earnings, substantially restricted	61,653	57,967
Deferred compensation (Note 17)	(1,147)	(733)
Accumulated other comprehensive (loss), net of related deferred tax effect (Note 18)	(1,327)	(735)
Less cost of treasury stock, 1,815,036 and 1,708,946 shares at June 30, 2004 and 2003, respectively	(25,961)	(24,099)
	51,649	49,358
	$847,070	$801,103

See Notes to Consolidated Financial Statements.

HF Financial Corp. and Subsidiaries

Consolidated Statements of Income

Years Ended June 30, 2004, 2003 and 2002

(Dollars in Thousands, Except Per Share Data)

	2004	2003	2002
Interest and dividend income:
Loans and leases receivable	$36,935	$40,240	$42,458
Investment securities and interest-bearing deposits	3,325	4,022	5,727
	40,260	44,262	48,185
Interest expense:
Deposits	10,205	12,511	18,433
Advances from Federal Home Loan Bank and other borrowings	4,983	5,486	5,140
	15,188	17,997	23,573
Net interest income	25,072	26,265	24,612
Provision for losses on loans and leases	2,020	3,173	1,905
Net interest income after provision for losses on loans and leases	23,052	23,092	22,707
Noninterest income:
Fees on deposits	4,226	4,294	3,931
Loan servicing income	1,578	1,610	1,858
Gain on sale of loans, net	1,311	1,629	1,464
Earnings on cash value of life insurance	619	431	—
Trust income	568	471	435
Commission and insurance income	507	1,032	1,288
Gain on sale of securities, net	43	352	135
Other	976	667	715
	9,828	10,486	9,826
Noninterest expense:
Compensation and employee benefits	15,542	15,876	15,236
Occupancy and equipment	3,209	3,547	3,359
Check and data processing expense	1,819	1,741	1,263
Advertising	749	917	1,042
Foreclosed real estate and other properties, net	296	371	263
Other	3,158	3,596	3,643
	24,773	26,048	24,806
Income from continuing operations before income taxes	8,107	7,530	7,727
Income tax expense (Note 11)	2,891	2,584	2,856
Income from continuing operations	5,216	4,946	4,871
Discontinued operations (Note 2):
Income (loss) from operations of discontinued segment, net of income taxes of $131 and $(127)	—	253	(246)
(Loss) on discontinued segment, net of income taxes of $(116) and $(741)	—	(224)	(1,440)
Income (loss) from discontinued operations	—	29	(1,686)
Net income	$5,216	$4,975	$3,185

Basic earnings (loss) per share (Note 14):
Income from continuing operations	$1.47	$1.36	$1.27
Income (loss) from discontinued operations	—	0.01	(0.44)
Net income	1.47	1.37	0.83

Diluted earnings (loss) per share (Note 14):
Income from continuing operations	1.43	1.34	1.24
Income (loss) from discontinued operations	—	0.01	(0.43)
Net income	1.43	1.35	0.81

Dividend declared per share	0.43	0.42	0.40

See Notes to Consolidated Financial Statements.

HF Financial Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2004, 2003 and 2002

(Dollars in Thousands)

	Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total

Balance, June 30, 2001	$48	$—	$15,378	$52,886	$—	$338	$(16,125)	$52,525
Comprehensive income:
Net income	—	—	—	3,185	—	—	—
Net change in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	—	160	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	(704)	—
Comprehensive income	—	—	—	—	—	—	—	2,641
Issuance of restricted stock and exercise of stock options	1	—	636	—	(169)	—	—	468
Cash dividends paid on common stock	—	—	—	(1,555)	—	—	—	(1,555)
Purchase of treasury stock	—	—	—	—	—	—	(5,571)	(5,571)
Amortization of deferred compensation	—	—	—	—	28	—	—	28
Balance, June 30, 2002	49	—	16,014	54,516	(141)	(206)	(21,696)	48,536
Comprehensive income:
Net income	—	—	—	4,975	—	—	—
Net change in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	(554)	—
Net change in retained interest, net of deferred taxes	—	—	—	—	—	5	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	20	—
Comprehensive income	—	—	—	—	—	—	—	4,446
Issuance of restricted stock and exercise of stock options (Note 17)	—	—	513	—	(287)	—	—	226
Common stock subscribed for but not issued	—	382	—	—	(382)	—	—	—
Cash dividends paid on common stock	—	—	—	(1,524)	—	—	—	(1,524)
Purchase of treasury stock	—	—	—	—	—	—	(2,403)	(2,403)
Amortization of deferred compensation	—	—	—	—	77	—	—	77
Balance, June 30, 2003	49	382	16,527	57,967	(733)	(735)	(24,099)	49,358
Comprehensive income:
Net income	—	—	—	5,216	—	—	—
Net change in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	(1,298)	—
Net change in retained interest, net of deferred taxes	—	—	—	—	—	22	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	684	—
Comprehensive income	—	—	—	—	—	—	—	4,624
Issuance of stock and exercise of stock options (Note 17)	4	(382)	1,153	—	166	—	—	941
Common stock subscribed for but not issued	—	698	—	—	(698)	—	—	—
Cash dividends paid on common stock	—	—	—	(1,530)	—	—	—	(1,530)
Purchase of treasury stock	—	—	—	—	—	—	(1,862)	(1,862)
Amortization of deferred compensation	—	—	—	—	118	—	—	118
Balance, June 30, 2004	$53	$698	$17,680	$61,653	$(1,147)	$(1,327)	$(25,961)	$51,649

See Notes to Consolidated Financial Statements.

HF Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended June 30, 2004, 2003 and 2002

(Dollars in Thousands)

	2004	2003	2002
Cash Flows From Operating Activities
Net income	$5,216	$4,975	$3,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	2,020	3,173	2,543
Depreciation	1,518	1,659	1,683
Amortization of discounts and premiums on securities and other	1,616	1,549	994
Stock based compensation	234	166	117
Deferred income taxes (credits)	976	2,629	(267)
Loans originated for resale	(124,615)	(219,671)	(158,329)
Proceeds from the sale of loans	131,559	211,461	161,234
Gain on sale of loans, net	(1,311)	(1,664)	(1,518)
Realized gain on sale of securities, net	(43)	(352)	(135)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	114	150	129
Loss on disposal of office properties and equipment, net	1	243	8
Change in other assets and liabilities (Note 21)	(175)	(5,284)	(4,729)
Net cash provided by (used in) operating activities	17,110	(966)	4,915

Cash Flows From Investing Activities
Loans and leases purchased	(2,212)	(1,466)	(33,340)
Loans and leases originated and held	(266,519)	(203,562)	(249,705)
Principal collected on loans and leases	221,173	164,911	282,495
Securities available for sale:
Sales, maturities and repayments	41,010	54,398	89,410
Purchases	(78,508)	(61,641)	(84,574)
Purchase of other assets	(240)	—	—
Purchase of Federal Home Loan Bank stock	(3,458)	(693)	—
Redemption of Federal Home Loan Bank stock	5,014	—	—
Purchase cash value of life insurance	—	(5,000)	(5,000)
Proceeds from sale of office properties and equipment	—	14	13
Purchase of office properties and equipment	(936)	(1,531)	(1,662)
Purchase of servicing rights	(892)	(569)	(600)
Proceeds from sale of foreclosed real estate and other properties	684	1,102	1,358
Net cash used in investing activities	(84,884)	(54,037)	(1,605)

See Notes to Consolidated Financial Statements.

Cash Flows From Financing Activities
Net increase (decrease) in deposit accounts	$37,338	$58,785	$(38,611)
Proceeds of advances from Federal Home Loan Bank and other borrowings	277,211	565,250	89,900
Payments on advances from Federal Home Loan Bank and other borrowings	(273,280)	(559,739)	(113,968)
Payment of debt issue costs	(158)	(300)	(350)
Proceeds from issuance of subordinated debentures	7,000	10,000	10,000
Increase (decrease) in advances by borrowers	(1,510)	1,465	(901)
Purchase of treasury stock	(1,862)	(2,403)	(5,571)
Proceeds from issuance of common stock	825	137	379
Cash dividends paid	(1,530)	(1,524)	(1,555)
Net cash provided by (used in) financing activities	44,034	71,671	(60,677)
Increase (decrease) in cash and cash equivalents	(23,740)	16,668	(57,367)

Cash and Cash Equivalents
Beginning	44,214	27,546	84,913
Ending	$20,474	$44,214	$27,546

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$15,441	$18,650	$27,890
Cash payments (receipts) for income and franchise taxes, net	(159)	2,487	2,715

Supplemental Schedule of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$713	$1,201	$379
Loans receivable reclassified as held for sale	—	—	1,115
Office property reclassified as held for sale	—	191	—

HF Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands)

Note 1.                                  Summary of Significant Accounting Policies

The accounting and reporting policies of HF Financial Corp. and subsidiaries (the Company) conform to accounting principles generally accepted in the United States of America and to general practice within the industry.  The following is a description of the more significant of those policies that the Company follows in preparing and presenting its consolidated financial statements.

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of the Company, the Company’s wholly-owned subsidiaries, HomeFirst Mortgage Corp. (the Mortgage Corp.), HF Card Services, LLC (HF Card), HF Financial Group, Inc. (HF Group), and Home Federal Bank (the Bank) and the Bank’s wholly-owned subsidiaries, Hometown Insurors, Inc. (Hometown), Mid America Capital Services, Inc. (Mid America Leasing), Home Federal Securitization Corp. (HFSC), Mid-America Service Corporation and PMD, Inc. HF Card was dissolved during fiscal year 2003 (Note 2).  All intercompany balances and transactions have been eliminated in consolidation.

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

Impairment usually occurs whenever the current fair value of the retained interest is lower than its current amortized cost.  If this occurs, a test must take place to see if an impairment charge for the deficiency is required to be taken through current earnings.  If there has been an adverse change in estimated cash flows considering both the timing and amount of flows, the retained interest must be written down to fair value, which becomes the new amortized cost basis for future amortization.  No impairment losses were recorded during fiscal year 2004.

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

Loans and leases are generally classified as nonaccrual when there are reasonable doubts as to the collectibility of principal and/or interest and/or when payment becomes 90 days past due, except loans which are well secured and in the process of collection.  Uncollectible interest on loans and leases that are impaired or contractually past due is charged off based on management’s periodic evaluation.  The charge to interest income is equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is no longer in doubt, in which case the loan is returned to accrual status.

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

Loan servicing:  The cost allocated to servicing rights purchased or retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.  Servicing rights are periodically evaluated for impairment based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on current market rates of interest.  For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans.  The Bank stratifies its capitalized servicing rights based on loan type.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each loan type exceed their fair value.  As of June 30, 2004, there was no impairment to loan servicing rights purchased and retained servicing rights.

Goodwill:  Goodwill is the difference between the purchase price and the amounts assigned to the net assets acquired and accounted for under the purchase method of accounting.  Prior to July 2002, goodwill was amortized over 10 years.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment.  The provisions of FASB Statement No. 142 were implemented by the Company in the first quarter of fiscal year 2003.

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

At June 30, 2004, the Company had $4,951 of goodwill that is not being amortized.  The Company performs annual testing to determine if goodwill is impaired.  As of June 30, 2004, management believes there is no impairment with respect to intangible assets.  The impact of FASB Statement No. 142 on the Company’s net income is shown in the following table for the periods presented:

	2004	2003	2002
Reported net income	$5,216	$4,975	$3,185
Add back: goodwill amortization, net of taxes	—	—	433
Adjusted net income	$5,216	$4,975	$3,618

Basic earnings per share:
Reported net income	$1.47	$1.37	$0.83
Goodwill amortization, net of taxes	—	—	0.11
Adjusted net income	$1.47	$1.37	$0.94

Diluted earnings per share:
Reported net income	$1.43	$1.35	$0.81
Goodwill amortization, net of taxes	—	—	0.11
Adjusted net income	$1.43	$1.35	$0.92

Intangible asset:  The intangible asset related to insurance customer lists.  The original cost of this asset was $350, and it was being amortized over seven years.  Amortization expense was $4, $68 and $50 in 2004, 2003 and 2002, respectively.  The Company sold the property and casualty book of business of Hometown to a third party effective July 31, 2003 for total proceeds of $375, of which the disposal of $69 of goodwill is included in the net gain of $116 on the sale of the casualty book of business during 2004.

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

Land held for sale is carried at the lower of cost, including  cost of improvements and amenities incurred subsequent to acquisition, or fair value less cost to sell.  Costs relating to the development and improvement of property are capitalized, whereas costs relating to holding property are expensed.  The carrying amount of land held for sale was $1,298 at June 30, 2004 and 2003.

During fiscal year 2003, the Company reclassified a building of $191 from held for use to held for sale after recording an impairment loss of $200.  Management continues its efforts to market the property.  At June 30, 2004 the building remained in property held for sale with no further impairment necessary.

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

During the second quarter of fiscal 2004, the Company declared a 1-1/10-for-1 stock split of all of the common stock of the Company outstanding, payable in the form of a1/10-for-1 stock dividend.  The 10% stock dividend was paid on December 31, 2003 to shareholders of record as of December 3, 2003.  All per share data and number of common shares outstanding have been retroactively adjusted for all periods presented as a result of the stock split.

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

2004	Banking	Other	Total
Net interest income	$27,239	$(2,167)	$25,072
Intersegment interest income	(854)	854	—
Provision for losses on loans and leases	(2,020)	—	(2,020)
Noninterest income	9,915	(87)	9,828
Intersegment noninterest income	(398)	398	—
Noninterest expense	(23,822)	(951)	(24,773)
Intersegment noninterest expense	4	(4)	—
Income (loss) from continuing operations before income taxes	$10,064	$(1,957)	$8,107

Total assets	$844,783	$2,287	$847,070

2003	Banking	Other	Total
Net interest income	$27,256	$(991)	$26,265
Intersegment interest income	(892)	892	—
Provision for losses on loans and leases	(3,173)	—	(3,173)
Noninterest income	11,790	(1,304)	10,486
Intersegment noninterest income	(548)	548	—
Noninterest expense	(26,056)	8	(26,048)
Intersegment noninterest expense	(3)	3	—
Income (loss) from continuing operations before income taxes	$8,374	$(844)	$7,530

Total assets	$796,027	$5,076	$801,103

2002	Banking	Other	Total
Net interest income	$25,015	$(403)	$24,612
Intersegment interest income	(531)	531	—
Provision for losses on loans and leases	(1,905)	—	(1,905)
Noninterest income	9,974	(148)	9,826
Intersegment noninterest income	(188)	188	—
Noninterest expense	(24,336)	(470)	(24,806)
Income (loss) from continuing operations before income taxes	$8,029	$(302)	$7,727

Total assets	$721,438	$1,479	$722,917

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

Loans and leases:  Approximately 53% of loans are variable-rate loans that reprice at various frequencies and have no significant change in interest rate risk.  Fair values on these loans are based on carrying values.  The fair values for fixed-rate loans and leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans and leases with similar terms to borrowers with similar credit quality or from quoted market prices of similar loans and leases sold, adjusted for differences in loan and lease characteristics.

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

Subordinated debentures payable to trusts:  The carrying amounts for subordinated debentures payable to trusts approximate their fair values.

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

	Years Ended June 30,
	2004	2003	2002
Net income, as reported	$5,216	$4,975	$3,185
Add stock-based employee compensation expense included in reported net income, net of related tax effects	154	110	77
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(289)	(246)	(214)
Pro forma net income	$5,081	$4,839	$3,048

Basic earnings per share:
As reported	$1.47	$1.37	$0.83
Pro forma	1.43	1.34	0.80

Diluted earnings per share:
As reported	$1.43	$1.35	$0.81
Pro forma	1.39	1.31	0.77

The fair value of each incentive stock option grant is estimated at the grant date using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants in fiscal years 2004, 2003 and 2002, respectively:  a dividend rate as a percentage of stock price of 2.79%, 2.59% and 3.52%; price volatility of 24.00%, 25.00% and 25.00%; risk-free interest rates of 4.26%, 3.64% and 4.58% and expected lives of seven years for all three years.

Self-insurance:  The Company has a self-insured health plan for its employees.  The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider.  Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual.  Amounts charged to expense related to the self-insured health plan during fiscal years 2004, 2003 and 2002 were $1,662, $1,575 and $699, respectively.

Reclassification:  During fiscal year 2004, the Company reclassified certain deferred loan origination fees and other loan fees and costs.  This process was done upon a fuller interpretation of Statement No. 91 as issued by the FASB and Regulation S-X (“Reg S-X”) as issued by the Securities and Exchange Commission.  All periods presented have been revised in presentation to reflect this reclassification and there was no change to net income or earnings per share as a result of this reclassification.

Note 2.                                  Discontinued Operations and Sale

During the fourth quarter of fiscal year 2002, management committed to a plan to sell the subprime credit card operations which were previously reported in the credit card segment of the Company.  At June 30, 2002, the Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1,115 at that time from loans receivable to loans held for sale.  The Bank ceased processing subprime credit card applications in March 1999 and had been managing the portfolio from a balance of $18,062 at June 30, 1999, to the sale of the receivables as of January 31, 2003.  On December 31, 2002, the Company, through the Bank, entered into an agreement to sell the discontinued credit card operations to an independent third party.  Amounts of revenue (including interest income on loans and noninterest income) and pretax profit (loss) reported in discontinued operations for the years ended June 30, 2004, 2003 and 2002 were $0 and $0; $818 and $44; and $2,413 and $(2,554), respectively.  The Company dissolved the operations of HF Card during the third quarter of fiscal 2003.

Note 3.                                  Consumer Automobile Loan Securitization

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50,002 for a gain of $308 through HFSC and the Automobile Securitization Trust.  As part of the sales transaction, the Bank retains servicing responsibilities.  In addition, the Bank retains the rights to cash flows remaining after investors in the Automobile Securitization Trust have received their contractual payments and has pledged a $1,500 reserve fund to the Automobile Securitization Trust.  These retained interests are subordinated to investors’ interests.  The investors and Automobile Securitization Trust have no recourse to the Bank’s other assets for failure of debtors to pay when due.

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

Key economic assumptions used in measuring the fair value of retained interests at the date of the securitization resulting from securitization completed during fiscal year 2003 were as follows:

Prepayment speed (ABS annual rate)	18.00	% (1)
Weighted-average life (in years)	3.58
Expected credit losses (annual rate)	.63%
Discount rate for the retained interest	15.00%
Discount rate for loan servicing rights	10.00%

(1)           18.00% ABS is the equivalent to 20.21% CPR and 721.61 PSA.

Key economic assumptions used and the sensitivity of fair value of the retained interest as of June 30, 2004 are as follows:

	Retained Interest	Servicing Rights
Fair value	$1,878	$70
Weighted average life (in years)	2.62	2.62
Prepayment speed (ABS annual rate):	21.60%	21.60%
Impact on fair value of 10% adverse change	$(17)	$(7)
Impact on fair value of 20% adverse change	(41)	(12)
Credit losses (annual rate):	0.63%	0.63%
Impact on fair value of 10% adverse change	$(10)	$—
Impact on fair value of 20% adverse change	(20)	—
Discount rate:	10.32%	10.00%
Impact on fair value of 10% adverse change	$(21)	$—
Impact on fair value of 20% adverse change	(42)	(1)

These sensitivities are hypothetical and should be used with caution.  Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Static pool losses are calculated by summing the actual credit losses and dividing the total by the original balance of the pool of loans.  The expected static pool losses of the loans securitized in 2003 is ..55%.

The table below summarizes certain cash flows received from and paid to the securitization trust during fiscal years 2004 and 2003:

	2004	2003
Proceeds from new securitizations	$—	$48,151
Servicing fees received	263	170
Other cash flows received on retained interest	1,998	—

The following table presents delinquencies, net credit losses, and components of securitized financial assets and other loans managed together with them as of June 30, 2004 and 2003:

	2004	2003
Automobile loans held in portfolio	$101,669	$74,066
Automobile loans serviced for others	17,180	35,533
Total managed automobile loans	$118,849	$109,599

Principal amount of managed automobile loans 60 days or more past due	$306	$564

Net credit losses for automobile loans for the year	$511	$592

Note 4.                                  Investments in Securities

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies and corporations	$2,999	$—	$(14)	$2,985
Federal Home Loan Bank	1,000	30	—	1,030
Municipal bonds	4,618	11	(16)	4,613
Preferred term securities	9,000	34	—	9,034
	17,617	75	(30)	17,662

Equity securities:
FNMA	8	21	—	29
Federal Agricultural Mortgage	7	2	—	9
	15	23	—	38

Mortgage-backed securities	107,267	8	(2,260)	105,015
	$124,899	$106	$(2,290)	$122,715

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies and corporations	$999	$31	$—	$1,030
Federal Home Loan Bank	3,000	132	—	3,132
Municipal bonds	4,442	70	(1)	4,511
Preferred term securities	9,000	—	(11)	8,989
Other	193	—	—	193
	17,634	233	(12)	17,855

Equity securities:
FNMA	8	—	(1)	7
Federal Agricultural Mortgage	7	—	—	7
	15	—	(1)	14

Mortgage-backed securities	70,968	289	(599)	70,658
	$88,617	$522	$(612)	$88,527

The following table presents the age of gross unrealized losses and fair value by investment category in accordance with Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

	June 30, 2004
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
U.S. government agencies and corporations	$2,985	$(14)	$—	$—	$2,985	$(14)
Municipal bonds	1,968	(16)	235	(1)	2,203	(17)
	4,953	(30)	235	(1)	5,188	(31)

Mortgage-backed securities	78,673	(1,860)	22,244	(400)	100,917	(2,260)
	$83,626	$(1,890)	$22,479	$(401)	$106,105	$(2,291)

Management does not believe any individual unrealized losses as of June 30, 2004 represent an other-than-temporary impairment.  The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, GNMA and FHLMC.  These unrealized losses are primarily attributable to changes in interest rates and as a group were less than 2% of its respective amortized cost basis.  The Company has the ability to hold the securities to maturity contained in this table for a time necessary to recover the amortized cost.

The amortized cost and fair values of debt securities as of June 30, 2004, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$3,049	$3,081
Due after one year through five years	5,568	5,547
Due after five years through ten years	—	—
Due after ten years	9,000	9,034
	17,617	17,662
Mortgage-backed securities	107,267	105,015
	$124,884	$122,677

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

The components of other comprehensive income (loss) - net change in unrealized gain (loss) on securities available for sale are as follows:

	Years Ended June 30,
	2004	2003	2002
Unrealized holding gain (loss) arising during the year	$(2,051)	$(541)	$393
Less reclassification adjustment for net gains realized in net income	(43)	(352)	(135)
Net change in unrealized gain (loss) before income taxes	(2,094)	(893)	258
Income (taxes) benefit	796	339	(98)
Other comprehensive income - net change in unrealized gain (loss) on securities	$(1,298)	$(554)	$160

Proceeds from the sale of securities available for sale in 2004 were $6,324 and resulted in gross gains of $43.  Proceeds from the sale of securities available for sale in 2003 were $15,210 and resulted in gross gains of $352.  Proceeds from the sale of securities available for sale in 2002 were $14,831 and resulted in gross gains of $170 and gross losses of $(35).

At June 30, 2004 and 2003, securities with a fair value of $109,029 and $74,820, respectively, were pledged as collateral for public deposits and other purposes.

Note 5.           Loans and Leases Receivable

Loans and leases receivable at June 30, 2004 and 2003 consist of the following:

	2004	2003
Loans secured by real estate:
Residential:
One-to-four family	$94,465	$84,081
Multi-family	42,721	49,364
Commercial	89,538	93,405
Agriculture	20,449	18,002
Construction and development	15,044	9,083
Business, consumer and other:
Commercial business	124,158	113,570
Automobile	101,669	74,066
Junior liens on real estate	85,684	81,064
Agriculture	42,953	40,109
Equipment financing leases	26,942	23,016
Other loans	4,900	6,035
Loans on savings accounts	1,489	1,463
Mobile home	848	1,468
Education	—	7,745
	650,860	602,471
Add (less):
Undisbursed portion of loans in process	(7,338)	(3,576)
Deferred loan fees and unamortized discounts and premiums, net	1,029	364
Allowance for loan and lease losses	(3,605)	(3,842)
	$640,946	$595,417

Loans held for sale totaling $10,351 at June 30, 2004 consist of $10,027 one-to-four family fixed-rate loans and $324 of student loans.  At June 30, 2003, loans held for sale totaling $15,984 consisted of one-to-four family fixed-rate loans.

Activity in the allowance for loan and lease losses included in continuing operations is summarized as follows for the years ended June 30:

	2004	2003	2002
Balance, beginning	$3,842	$4,461	$6,544
Provision charged to income	2,020	3,173	1,905
Allowance related to assets acquired (sold), net	—	(264)	—
Reclassification of allowance for loan losses directly against credit card loans receivable	—	—	(577)
Charge offs related to discontinued credit card loan operations, net	—	—	(458)
Other charge offs	(2,564)	(4,001)	(3,407)
Recoveries	307	473	454
Balance, ending	$3,605	$3,842	$4,461

The following is a summary of information pertaining to impaired loans and nonaccrual loans as of and for the years ended June 30, 2004, 2003 and 2002:

	2004	2003	2002
Impaired loans without a valuation allowance	$248	$27	$—
Impaired loans with a valuation allowance	4	2,647	3,977
Total impaired loans	$252	$2,674	$3,977

Valuation allowance related to impaired loans	$4	$846	$980

Nonaccruing loans and leases	$1,561	$4,365	$10,242
Accruing loans and leases delinquent more than 90 days	502	1,466	906
Average investment in impaired loans	1,702	5,199	2,662
Interest income recognized on impaired loans	505	17	42

No additional funds are committed to be advanced in connection with impaired loans.

Note 6.                                  Loan Servicing

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of mortgage loans serviced for others was $462,708 and $482,790 at June 30, 2004 and 2003, respectively.

Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were approximately $1,015 and $3,037 at June 30, 2004 and 2003, respectively.

The carrying values of mortgage and consumer servicing rights were $4,620 and $4,003 at June 30, 2004 and 2003, respectively.  The fair values of these rights were $7,763 and $8,725 at June 30, 2004 and 2003, respectively.  The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 10%.  During fiscal years 2004 and 2003, servicing rights of $1,136 and $1,018, respectively, were capitalized.  The Company recognized expense for amortization of the cost of servicing rights in the amount of $519, $482 and $347 for the years ended June 30, 2004, 2003 and 2002, respectively.

No valuation allowances were provided for servicing rights capitalized during the years ended June 30, 2004 and 2003.

Note 7.                                  Office Properties and Equipment

Office properties and equipment at June 30, 2004 and 2003 consist of the following:

	2004	2003
Land	$1,832	$1,832
Buildings and improvements	15,802	15,619
Leasehold improvements	1,475	1,463
Furniture, fixtures, equipment and automobile	12,868	12,131
	31,977	31,045
Less accumulated depreciation and amortization	(19,422)	(17,907)
	$12,555	$13,138

In addition, the Company leases several branch facilities under operating lease agreements which require minimum rentals totaling $1,081 through the year ending June 30, 2009.

Note 8.                                  Deposits

Deposits at June 30, 2004 and 2003 consist of the following:

	2004	2003
Noninterest bearing checking accounts	$75,251	$77,004
Interest bearing accounts	45,738	43,699
Money market accounts	211,928	178,113
Savings accounts	63,670	54,462
Certificates of deposit	262,132	268,103
	$658,719	$621,381

Scheduled maturities of certificates of deposit are as follows:

Maturing in fiscal year:
2005	$162,719
2006	48,394
2007	28,193
2008	15,002
2009	7,810
Thereafter	14
$262,132

Deposit accounts are insured up to $100 by the Savings Association Insurance Fund (SAIF) under management of the Federal Deposit Insurance Corporation (FDIC).  The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $74,574 and $74,929 at June 30, 2004 and 2003, respectively.  Deposits at June 30, 2004 and 2003 include $53,008 and $42,386, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

83

Note 9.                                  Advances From Federal Home Loan Bank and Other Borrowings

Advances from the Federal Home Loan Bank of Des Moines (FHLB) and the Federal Reserve Bank of Minneapolis at June 30, 2004 and 2003 are summarized as follows:

	2004	2003
Fixed-rate advances (with rates ranging from 1.9% to 6.4%)	$77,223	$84,498
Variable-rate advances (with rates ranging from 1.5% to 2.3%)	15,762	—
	$92,985	$84,498

Aggregate maturities of advances, computed based on call date, are as follows:  2005 $87,262; 2006 $5,223; 2007 $0; 2008 $0; and 2009 $500.  Prepayment of the callable advances results in a prepayment fee as negotiated between the Bank and the Federal Home Loan Bank.

Advances with the FHLB are secured by stock in the FHLB, one-to-four family first mortgage loans, multi-family first mortgage loans and investment securities.  In order to provide additional borrowing collateral, commercial real estate first mortgage loans, home equity line of credit loans and home equity second mortgages have also been pledged with the FHLB.

Advances with the Federal Reserve Bank are secured by commercial business loans.

Convertible advances without a strike rate are subject to be called at the Federal Home Loan Bank’s discretion.  Convertible advances tied to LIBOR strike rates may only be called if the three month LIBOR rate is equal to or greater than the indicated strike rate.

The Bank had a $12,000 letter of credit from the Federal Home Loan Bank of Des Moines, on which nothing was drawn at June 30, 2004 and expired on July 9, 2004.

The Bank currently has two $10,000 unsecured lines of federal funds with correspondent banks.  There were no funds drawn on either line of credit at June 30, 2004.

Other borrowings consist of the following:

The Company has a contract for deed which requires monthly payments of $9, plus interest at 7.0%, to October 2013.  The contract for deed, which is secured by land held for sale with a carrying value of $1,298, had a balance of $765 and $821 at June 30, 2004 and 2003, respectively.  Aggregate maturities of the contract for deed are as follows:  2005 $60; 2006 $65; 2007 $69; 2008 $74; 2009 $80; and thereafter $417.

In June 2003, the Company entered into two unsecured revolving note agreements with an unrelated bank with credit lines of $1,500 and $3,000, which had balances of $1,500 and $3,000, respectively, at June 30, 2003.  The line for $1,500 matured on September 30, 2003 and was not renewed.  The line for $3,000 was renewed in June 2004 and had no amounts outstanding at June 30, 2004.  The maturity date of the $3,000 note is May 30, 2005.

Note 10.                           Subordinated Debentures Payable to Trusts

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

On September 25, 2003, the Company issued 7,000 shares totaling $7,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust IV.  Trust IV exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust IV.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.10% adjusted quarterly.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 8, 2033.  At the end of the deferral period, all accumulated and unpaid distributions must be paid.  The capital securities must be redeemed on October 8, 2033; however, the Company has the option to shorten the maturity date to a date not earlier than October 8, 2008.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) replaces in its entirety FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued by the FASB in January 2003.  FIN 46R provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated.  Key to the consolidation determination is whether such entities disperse risks among the parties involved.  If those risks are not dispersed, and therefore an enterprise bears the majority of the risks or rewards related to the variable interest entity, it would consolidate that variable interest entity.

The subordinated trust entities of the Company were deconsolidated during 2004 and the June 30, 2003 balance sheet was restated as provided by FIN 46R.  As a result, the 2004 and 2003 balance sheets include $27,837 and $20,620, respectively, of subordinated debentures to these trusts, which was previously included on the balance sheet at June 30, 2003 as $20,000 of Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures after a consolidation elimination of $620.  The terms of the subordinated debentures correspond to the related preferred securities.  The overall effect on the Company’s financial position and operating results of the deconsolidation was not material, and did not affect reported equity or net income.

Note 11.                           Income Tax Matters

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis.  The Bank is allowed bad debt deductions based on actual charge-offs.

The consolidated provision for income taxes from continuing operations consists of the following for the years ended June 30:

	2004	2003	2002
Current:
Federal	$1,485	$412	$2,039
State	430	463	383
Deferred expense	976	1,709	434
	$2,891	$2,584	$2,856

Income tax expense is different from that calculated at the statutory federal income tax rate to pretax income from continuing operations.  The reasons for this difference in the tax expense are as follows:

	2004	2003	2002
Computed “expected” tax expense	$2,837	$2,636	$2,704
Increase (decrease) in income taxes resulting from:
Tax exempt income	(116)	(224)	(79)
State taxes, net of federal benefit	320	331	262
Increase in cash surrender value of life insurance	(184)	(16)	(15)
Benefit of income taxed at lower rates	(67)	(65)	(75)
Amortization of intangible assets	—	—	148
Change in valuation allowance	(76)	—	38
Other, net	177	(78)	(127)
	$2,891	$2,584	$2,856

The components of the net deferred tax asset (liability) as of June 30, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Allowance for loan and leases losses	$1,181	$1,229
Accrued expenses	399	272
Net unrecognized pension costs	—	419
Net unrealized loss on securities available for sale	830	34
Other	542	634
	2,952	2,588
Less valuation allowance	(6)	(82)
	2,946	2,506

Deferred tax liabilities:
Property and equipment	2,626	1,647
Federal Home Loan Bank stock	—	148
Mortgage servicing rights	235	186
Other assets	155	—
Other	18	—
	3,034	1,981
	$(88)	$525

Retained earnings at June 30, 2004 and 2003, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined).  Management believes, as of June 30, 2004 and 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2004, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have unfavorably changed the Bank’s category.

The following table summarizes the Bank’s compliance with its regulatory capital requirements at June 30, 2004 and 2003:

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2004:
Tier I (core) capital (to adjusted total assets)	$69,762	8.28%	$33,689	4.00%	$42,112	5.00%
Total risk-based capital (to risk-weighted assets)	71,502	10.54	54,270	8.00	67,838	10.00
Tangible capital (to tangible assets)	69,762	8.28	12,633	1.50	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	69,762	10.28	N/A	N/A	40,703	6.00

As of June 30, 2003:
Tier I (core) capital (to adjusted total assets)	$65,303	8.25%	$31,661	4.00%	$39,577	5.00%
Total risk-based capital (to risk-weighted assets)	64,825	10.20	50,820	8.00	63,525	10.00
Tangible capital (to tangible assets)	65,303	8.23	11,870	1.50	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	65,303	10.28	N/A	N/A	38,115	6.00

Note 13.                           Stockholders’ Equity

The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on May 1, 2004 may be acquired through April 30, 2005.  A total of 106,090 shares of common stock have been purchased pursuant to this current program and the previous program in effect during fiscal year 2004.  Pursuant to a series of stock buy back programs initiated by the Company since 1996, the Company has purchased an aggregate of 1,815,036 shares of common stock through June 30, 2004, which includes a block of 340,021 shares of common stock repurchased in a private transaction in February 2002.  As of June 30, 2004, the maximum number of shares that may yet be purchased under the current program was 172,161 shares.

The Company has authorized 50,000 shares of Preferred Stock, designated as “Series A Junior Participating Preferred Stock” with a stated value of $1.00 per share.  Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends.  Such shares have voting rights of 100 votes per share and a preference in liquidation.  The shares are not redeemable after issuance.

The Company also has preferred share purchase rights (Rights). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $65 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement.  The Rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares.  The Rights expire on October 22, 2006, which date may be extended subject to certain additional conditions.  There were no outstanding Rights as of June 30, 2004.

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992 who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank’s regulatory capital requirements.  Capital distributions are limited to the greater of 100% of net income for the year to date plus 50% of the amount by which the lesser of the institution’s tangible, core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period.  Subsequent to June 30, 2004, the Bank sent written notification to the OTS of its intention to pay up to 50% of the Bank’s net income for each quarter in the year ending June 30, 2005, to the Company.

Note 14.                           Earnings Per Share

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended June 30, 2004, 2003 and 2002 follow.

	2004	2003	2002
Earnings:
Income from continuing operations	$5,216	$4,946	$4,871
Discontinued operations, net of tax	—	29	(1,686)
Net income	$5,216	$4,975	$3,185

Basic EPS:
Weighted average number of common shares outstanding	3,557,860	3,631,431	3,864,167

Earnings per common share:
Income from continuing operations	$1.47	$1.36	$1.27
Discontinued operations, net of tax	—	0.01	(0.44)
Net income	$1.47	$1.37	$0.83

Diluted EPS:
Weighted average number of common shares outstanding	3,557,860	3,631,431	3,864,167
Common share equivalents - stock options and stock issuable under employee compensation plans	98,292	67,873	74,705
Weighted average number of common shares and common share equivalents	3,656,152	3,699,304	3,938,872

Earnings per common share:
Income from continuing operations	$1.43	$1.34	$1.24
Discontinued operations, net of tax	—	0.01	(0.43)
Net income	$1.43	$1.35	$0.81

Options outstanding of approximately 43,000 and 99,000 shares of common stock at weighted average share prices of $16.23 and $14.20 during the years ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those instruments exceeded the average market prices of the common shares during the years.

Note 15.                           Defined Benefit Plan

The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours in a plan year.  The benefits are based on 6% of each eligible participant’s annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year treasury note rates.  The Company’s funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time.  One hundred percent vesting occurs after five years with a retirement age of 65.  Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	2004	2003
Changes in benefit obligations:
Benefit obligations, beginning	$4,473	$3,713
Service cost	431	622
Interest cost	324	282
Benefits paid	(169)	(180)
Actuarial loss (gain)	(583)	36
Benefit obligations, ending	$4,476	$4,473

Changes in plan assets:
Fair value of plan assets, beginning	$2,793	$2,416
Actual return on plan assets	381	59
Company contributions	670	498
Benefits paid	(169)	(180)
Fair value of plan assets, ending	$3,675	$2,793

Funded status at end of year:
Plan assets (deficient) of obligations	$(801)	$(1,680)
Unrecognized losses	721	1,495
Unrecognized prior service (benefit)	—	(44)
Unrecognized transition asset	22	35
(Accrued) benefit cost at end of year	$(58)	$(194)

The components of pension cost for the years ended June 30 consist of the following:

	2004	2003	2002
Service cost	$431	$622	$581
Interest cost	324	282	229
Expected return on plan assets	(244)	(204)	(198)
Amortization of prior losses	55	113	—
Accretion of prior service cost	(44)	(46)	(46)
Recognized net actuarial losses	—	—	82
Amortization of transition asset	12	12	11
Total costs recognized in expense	$534	$779	$659

The components in the balance sheet consist of:

	2004	2003
(Accrued) benefit cost	$(58)	$(194)
Accrued benefit liability	—	(1,094)
Intangible asset	—	(9)
Accumulated other comprehensive loss	—	1,103
Net (liability) recorded in the consolidated balance sheet	$(58)	$(194)

The weighted-average assumptions used to determine benefit obligations at June 30 are as follows:

	2004	2003
Discount rate - preretirement	7.50%	7.50%
Discount rate - postretirement	4.93	5.40
Rate of compensation increase	5.50	5.50

The weighted-average assumptions used to determine net periodic benefit cost for years ended June 30 are as follows:

	2004	2003
Discount rate - preretirement	7.50%	7.50%
Discount rate - postretirement	4.81	4.81
Expected long-term return on plan assets	8.00	8.00
Rate of compensation increase	5.50	5.50

The overall expected long-term rate of return on assets is based on economic forecasts, projected asset allocation and benefit obligations.

Plan assets:  The Company’s pension plan weighted-average asset allocations at June 30, 2004 and 2003, by asset category are as follows:

	June 30, 2004
Investment Category	Cost	Market Value	Unrealized Gain / (Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$2,392	$2,381	$(11)	64.8%	65.0%
Fixed	1,090	1,107	17	30.1	30.0
Cash and cash equivalents	187	187	—	5.1	5.0
Total pension plan assets	$3,669	$3,675	$6	100.0%	100.0%

	June 30, 2003
Investment Category	Cost	Market Value	Unrealized Gain / (Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$2,403	$1,694	$(709)	70.1%	60.0%
Fixed	877	936	59	25.5	30.0
Cash and cash equivalents	163	163	—	4.4	10.0
Total pension plan assets	$3,443	$2,793	$(650)	100.0%	100.0%

The objective of the pension plan investment policy for equities is to pursue a growth strategy that results in capital appreciation.  The objective of the pension plan investment policy for fixed rate instruments and cash equivalents is to ensure safety of principal and interest.

The Company expects to contribute $662 to its pension plan in 2005.

Estimated future benefit payments:  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ended June 30:

2005	$170
2006	107
2007	109
2008	70
2009	75
Years 2010 - 2014	1,984

Note 16.                           Retirement Savings Plan

The Company has a retirement savings plan covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they worked at least 1,000 hours.  The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to Code Section 401(k) and regulations issued thereunder. The plan allows voluntary contributions by eligible employees, and also allows discretionary contributions by the Company, as determined annually by the Board of Directors.  The total compensation cost charged to expense related to the plan was $233, $251 and $216 for 2004, 2003 and 2002, respectively.

Note 17.                           Stock-Based Compensation Plans

The Company had a 1991 Stock Option and Incentive Plan (1991 Option Plan), in which awards for an aggregate amount of 910,800 common shares may have been granted to directors and employees of the Bank.  Options granted had a maximum term of 10 years.  The 1991 Option Plan also provided for the award of stock appreciation rights, limited stock appreciation rights and restricted stock.

During fiscal year 2003, the Company established the 2002 Stock Option and Incentive Plan (2002 Option Plan), and ceased granting options under the 1991 Option Plan.  Under the 2002 Option Plan, awards for an aggregate amount of 825,000 common shares may be granted to directors and employees of the Bank.  Options granted under the Option Plan may be either options that qualify as Incentive Stock Options, as defined in the Code, or options that do not qualify.  Options granted may have a maximum term of 10 years.  The 2002 Option Plan also provides for the award of stock appreciation rights, limited stock appreciation rights and restricted stock.

The Company has a long-term incentive plan, which provides for the grant of restricted stock awards and for stock options under the option plans if the Company achieves certain performance levels.  During fiscal years 2004, 2003 and 2002, the Company met a performance level in the plan, and accordingly, for fiscal year 2004 restricted stock with a value of $698 will be issued in fiscal year 2005.  During fiscal years 2004 and 2003, 15,817 and 13,989 shares, respectively, of restricted stock were issued under the 1991 and 2002 Option Plans, respectively.  These shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment.  The issuance value of these shares was $282 and $153 for 2004 and 2003, respectively, and is being amortized over the vesting period of five years, with the unamortized balance included in deferred compensation in the consolidated statements of financial condition.  During fiscal years 2004, 2003 and 2002, $89, $50 and $21, respectively, was recorded as amortization expense.

Also in connection with meeting a performance level of the long-term incentive plan, 83,864 stock options and 40,244 shares of restricted stock will be issued in fiscal year 2005 under the plan.

The Company has a pool of 11,000 restricted shares (1991 Pool), which was increased to 18,700 restricted shares in fiscal year 2003.  Awards from the 1991 Pool are at the discretion of the Chairman of the Board of Directors on a spot basis to employees and were provided for under the 1991 Option Plan.  The restricted shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment.  Key provisions of the 1991 Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination.   During fiscal year 2004, the Company created a pool of 11,000 restricted shares for grants under the 2002 Option Plan (2002 Pool).  The provisions of the 2002 Pool are the same as the 1991 Pool.  During fiscal years 2004 and 2003, 1,005 and 11,815 restricted shares, respectively, were awarded under the Pool.  The issuance value of these restricted shares was $16 and $123 in 2004 and 2003, respectively, and is being amortized over the vesting period of five years, with the unamortized balance included in deferred compensation in the consolidated balance sheet.  During fiscal years 2004, 2003 and 2002, $29, $26 and $37, respectively, was recorded as amortization expense.

A summary of the status of the plans and changes during the years ended June 30 are as follows:

	2004		2003		2002
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	352,059	$11.00	312,311	$10.96	376,938	$9.39
Granted	42,987	16.23	75,628	10.91	81,098	11.36
Forfeited	(16,075)	9.99	(22,343)	10.68	(57,514)	11.43
Exercised	(77,228)	10.69	(13,537)	10.14	(88,211)	4.30
Outstanding at end of year	301,743	$11.22	352,059	$11.00	312,311	$10.96

Options for 238,389, 254,152 and 201,711 shares were exercisable at June 30, 2004, 2003 and 2002, respectively.  The weighted average fair value of options granted was $3.83, $2.57 and $2.50 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Fixed options outstanding at June 30, 2004 are summarized as follows:

Options Outstanding		Options Exercisable
Number Outstanding	Number Exercisable	Remaining Contractual Life	Exercise Price
14,245	14,245	1 year	$7.42
52,984	39,538	7 years	8.52
18,188	18,188	3 years	9.28
369	369	2 years	10.15
58,986	35,815	9 years	10.91
39,342	39,342	8 years	11.36
40,080	40,080	5 years	13.98
37,460	37,460	4 years	14.77
40,089	13,352	10 years	16.23
301,743	238,389

The Company has a Director Restricted Stock Plan which provides that awards of restricted shares of the Company’s common stock be made to outside directors of the Company.  The plan is designed to allow for payment of the annual retainer fee in shares of the Company’s common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index.  Each outside director is entitled to all voting, dividend and distribution rights during the restriction period.  The effective date of the plan was July 1, 1997.  The plan has 82,500 shares allocated to it and is in effect for a period of ten years.  During fiscal years 2004, 2003 and 2002, 6,604, 7,880 and 8,316 shares were awarded and $116, $90 and $89 of expense was incurred under the plan as the annual retainer for the Company’s Board of Directors for the years ending June 30, 2004, 2003 and 2002, respectively.

Note 18.                           Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of June 30 are as follows:

	2004	2003
Unrealized loss on securities available for sale, net of related tax effect of $(830) and $(34)	$(1,354)	$(56)
Fair value change in retained interest, net of related deferred tax effect of $17 and $3	27	5
Unrecognized pension costs, net of related deferred tax effect of $0 and $(419)	—	(684)
	$(1,327)	$(735)

Note 19.                           Financial Instruments

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

Estimated fair values of the Company’s financial instruments are as follows at June 30:

	June 30,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$20,474	$20,474	$44,214	$44,214
Securities	122,715	122,715	88,527	88,527
Federal Home Loan Bank stock	5,469	5,469	7,025	7,025
Loans and leases	651,297	661,214	611,401	634,195
Accrued interest receivable	4,056	4,056	4,298	4,298
Servicing rights	4,620	7,763	4,003	8,725
Retained interest asset	1,878	1,878	3,468	3,468

Financial Liabilities
Deposits	658,719	659,944	621,381	626,850
Borrowed funds	93,750	92,922	89,819	94,287
Subordinated debentures payable to trusts	27,837	27,837	20,620	20,620
Accrued interest payable and advances by borrowers for taxes and insurance	9,236	9,236	10,999	10,999

Note 20.                           Commitments, Contingencies and Credit Risk

The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States.  Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset.  At June 30, 2004 and 2003, the Bank has approximately $24 and $55 of loans sold with recourse to the Federal National Mortgage Association (FNMA).  The collateral securing these loans are one-to-four family mortgage loans, which are seasoned.  Unused lines of credit amounted to $77,519 and $92,995 at June 30, 2004 and 2003, respectively.  Unused letters of credit amounted to $12,000 and $5,359 at June 30, 2004 and 2003, respectively.  The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.

The Bank had outstanding commitments to originate or purchase loans of $55,813  and to sell loans of approximately $17,022 at June 30, 2004.  The portion of commitments to originate or purchase fixed rate loans totaled $34,729 with a range in interest rates of 3.75% to 7.50%.  No losses are expected to be sustained in the fulfillment of any of these commitments.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

Note 21.                           Cash Flow Information

Changes in other assets and liabilities for the years ended June 30, 2004, 2003 and 2002 consist of:

	2004	2003	2002
Decrease in accrued interest receivable	$242	$112	$1,002
Increase (decrease) in net deferred loan fees	666	140	(637)
Earnings on cash value of life insurance	(619)	(431)	—
(Increase) decrease in other assets	2,836	(6,121)	(485)
Increase (decrease) in accrued expenses and other liabilities	(3,300)	1,016	(4,609)
	$(175)	$(5,284)	$(4,729)

Note 22.                           Financial Information of HF Financial Corp. (Parent Only)

The Company’s condensed balance sheets as of June 30, 2004 and 2003 and related condensed statements of income and cash flows for each of the years in the three year period ended June 30, 2004 are as follows:

Condensed Balance Sheets

	2004	2003
Assets
Cash, primarily with the Bank	$2,557	$730
Investments in subsidiaries	73,596	71,368
Land held for sale	1,298	1,298
Other	3,449	2,104
	$80,900	$75,500

Liabilities
Other borrowings	$28,603	$25,941
Other liabilities	648	201
Stockholders’ equity	51,649	49,358
	$80,900	$75,500

Condensed Statements of Income

	2004	2003	2002
Dividends from subsidiaries	$2,575	$2,551	$5,317
Interest and other income	52	80	633
Income from operations of discontinued segment, net of income taxes	—	72	—
Expenses	(1,752)	(1,415)	(850)
Income tax benefit	568	546	1,067
Equity in undistributed income of subsidiaries	3,773	3,141	(2,982)
Net income	$5,216	$4,975	$3,185

Condensed Statements of Cash Flows

	2004	2003	2002
Cash Flows From Operating Activities
Net income	$5,216	$4,975	$3,185
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gain) on sale of securities, net	—	(1)	—
Amortization	26	20	7
Equity in (earnings) of subsidiaries	(6,348)	(5,692)	(2,335)
Cash dividends received from subsidiaries	2,575	2,551	5,317
Increase (decrease) in liabilities	447	(191)	262
Other, net	(354)	(335)	(757)
Net cash provided by operating activities	1,562	1,327	5,679

Cash Flows From Investing Activities
Disbursements on note receivable from HF Card	—	(2,476)	(1,505)
Repayments on note receivable from HF Card	—	225	540
Proceeds from maturities and sales of securities	—	283	101
Capital contribution to the Bank	—	(9,000)	(5,300)
Capital contribution to HF Group	—	(600)	—
Capital contribution to the Mortgage Corp.	—	—	—
Net cash (used in) investing activities	—	(11,568)	(6,164)

Cash Flows From Financing Activities
Purchase of treasury stock	(1,862)	(2,403)	(5,571)
Cash dividends paid	(1,530)	(1,524)	(1,555)
Proceeds from issuance of common stock	1,153	513	637
Proceeds from issuance of subordinated debentures	7,000	10,000	10,000
Proceeds from other borrowings	—	4,500	—
Payments on other borrowings	(4,338)	(53)	(3,048)
Payment of debt issue costs	(158)	(300)	(350)
Net cash provided by financing activities	265	10,733	113
Increase (decrease) in cash	1,827	492	(372)

Cash at beginning of period	730	238	610
Cash at end of period	$2,557	$730	$238

Note 23.                           Quarterly Financial Information (Unaudited)

(Dollars in thousands except per share data)

Fiscal year 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total interest income	$10,284	$9,844	$9,837	$10,295
Net interest income	6,369	6,120	6,171	6,412
Provision for losses on loans and leases	437	634	607	342
Income from continuing operations	1,322	1,269	973	1,652
Income (loss) from discontinued operations	—	—	—	—
Net income	1,322	1,269	973	1,652

Earnings per share - basic:
Income from continuing operations	$0.41	$0.35	$0.27	$0.47
Discontinued operations, net of tax	—	—	—	—
Net income	$0.41	$0.35	$0.27	$0.47

Earnings per share - diluted:
Income from continuing operations	$0.40	$0.34	$0.26	$0.46
Discontinued operations, net of tax	—	—	—	—
Net income	$0.40	$0.34	$0.26	$0.46

Fiscal year 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total interest income	$11,689	$11,516	$10,649	$10,408
Net interest income	6,918	6,779	6,269	6,299
Provision for losses on loans and leases	1,034	449	391	1,299
Income from continuing operations	1,451	1,544	1,516	435
Income (loss) from discontinued operations	59	(110)	85	(5)
Net income	1,510	1,434	1,601	430

Earnings per share - basic:
Income from continuing operations	$0.39	$0.42	$0.42	$0.12
Discontinued operations, net of tax	0.02	(0.03)	0.02	—
Net income	$0.41	$0.39	$0.44	$0.12

Earnings per share - diluted:
Income from continuing operations	$0.39	$0.41	$0.41	$0.12
Discontinued operations, net of tax	0.02	(0.03)	0.02	—
Net income	$0.41	$0.38	$0.43	$0.12

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

During the Company’s two most recent fiscal years there have been no disagreements between the Company and its independent accountant on any matter of accounting principle or financial statement disclosure.

Item 9A.  Controls and Procedures

As of June 30, 2004 an evaluation was performed by the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon, and as of the date of that evaluation, the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  There were no significant changes in the Company’s internal control over financial reporting or identified in the above-referenced evaluation that materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Compliance with Section 16(a) of the Exchange Act

Information regarding untimely filings pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated in this Form 10-K by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which will be filed not later than 120 days after June 30, 2004.

Code of Ethics

Information regarding a code of ethics is incorporated in this Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which will be filed not later than 120 days after June 30, 2004.

Directors

Information regarding Directors of the Company is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which will be filed not later than 120 days after June 30, 2004.

Executive officers

Information required by this item regarding the business experience of the executive officers of the Company and the Bank is contained in Part I, Item 1 of this Form 10-K pursuant to Instruction 3 and Item 401(b) of Regulation S-K is incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which will be filed not later than 120 days after June 30, 2004.  Information contained under the headings “Board Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation” is not incorporated in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information set forth below, information concerning security ownership of certain beneficial owners, directors and certain executive officers is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which will be filed not later than 120 days after June 30, 2004.

The following table sets forth certain information about the Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2004, including the 1996 Director Restricted Stock Plan and 2002 Stock Option Plan.  The 1991 Stock Option Plan expired on October 27, 2002.  As a result, although the column below entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights” includes securities to be issued upon unexpired options issued under the 1991 Stock Option Plan, no securities remain available for future issuance under the 1991 Stock Option Plan.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity plan compensation plans approved by stockholders	301,743	$11.22	786,800
Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A

Total	301,743	$11.22	786,800

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated in this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which will be filed not later than 120 days after June 30, 2004.  Information contained under the headings “Board Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation” is not incorporated in this Form 10-K.

Item 14.  Principal Accounting Fees and Services

Information concerning principal accounting fees and services and the pre-approval policies and procedures of the Company’s Audit Committee are incorporated into this Form 10-K by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which will be filed not later than 120 days after June 30, 2004.

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

(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	(1)
3.2	By-Laws	(1)
4.1	Rights Agreement	(4)
10.1	Employment Contract between Home Federal Bank and Curtis L. Hage	(1) #
10.2	Amendment to Employment Contract between Home Federal Bank and Curtis L. Hage	(3) #
10.3	HF Financial Corp. 1991 Stock Option and Incentive Plan	(2) #
10.4	Amendment to the HF Financial Corp 1991 Stock Option and Incentive Plan	(5) #
10.5	HF Financial Corp. 1996 Director Restricted Stock Plan	(5) #
10.6	Employment Contract between Home Federal Bank and Mark S. Sivertson	(6) #
10.7	Change in Control Contract between Home Federal Bank and Mark S. Sivertson	(6) #
10.8	Employment Contract between Home Federal Bank and David A. Brown	(7) #
10.9	Change in Control Contract between Home Federal Bank and David A. Brown	(7) #
10.10	Guarantee Agreement dated November 28, 2001, by and between HF Financial Corp. and Wilmington Trust Company	(8)
10.11	Indenture Agreement dated November 28, 2001, by and between HF Financial Corp. and Wilmington Trust Company	(8)
10.12	Guarantee Agreement dated July 11, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(9)
10.13	Indenture Agreement dated July 11, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(9)
10.14	Guarantee Agreement dated December 19, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(10)
10.15	Indenture Agreement dated December 19, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(10)
10.16	Guarantee Agreement dated September 25, 2003, by and between HF Financial Corp. and Wilmington Trust Company	(11)
10.17	Indenture Agreement dated September 25, 2003, by and between HF Financial Corp. and Wilmington Trust Company	(11)
10.18	Letter Agreement dated July 12, 2004 between HF Financial Corp. and First Tennessee Bank, NA	(12)
10.19	$3.0 Million Promissory Note between HF Financial Corp. and First Tennessee Bank, NA	(12)
10.20	HF Financial Corp. 2002 Stock Option and Incentive Plan	(13)

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
21.1	Subsidiaries of Registrant	21.1
23.1	Consent of Independent Registered Public Accounting Firm	23.1
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

(1)          Filed as exhibits to the Company’s Registration Statement on Form S-1 filed on December 6, 1991 (File No. 33-44383).

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

(7)          Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(8)          Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

 (9)        Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)    Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(11) Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(12) Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(13) Filed as Appendix A to the Company’s definitive Proxy Statement in Schedule 14A, filed on September 27, 2002.

#      Management or compensatory plan or arrangements required to be filed.

All of such previously filed documents are hereby incorporated in this Annual Report on Form 10-K by reference in accordance with Item 601 of Regulation S-K.

(b) Reports on Form 8-K

On April 26, 2004, the Company filed a current report on Form 8-K, under Item 5, “Other Events,” the announcement of  the approval by the Company’s Board of Directors to repurchase up to 10% of its outstanding common stock through April 30, 2005, and announcing the Company’s intent to pay its regular cash dividend of 10.75 cents per share for the third quarter of the 2004 fiscal year.

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

/s/ Curtis L. Hage		/s/ Darrel L. Posegate
Curtis L. Hage, Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)		Darrel L. Posegate, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financia and Accounting Officer)

Date:	September 24, 2004	Date:	September 24, 2004

/s/ Thomas L. Van Wyhe		/s/ Robert L. Hanson
Thomas L. Van Wyhe, Director		Robert L. Hanson, Director

Date:	September 24, 2004	Date:	September 24, 2004

/s/ Jeffrey G. Parker		/s/ Steven R. Sershen
Jeffrey G. Parker, Director		Steven R. Sershen, Director

Date:	September 24, 2004	Date:	September 24, 2004

/s/ William G. Pederson
William. G. Pederson, Director

Date:	September 24, 2004

Index to Exhibits

Exhibit Number

10.19	Letter Agreement dated July 12, 2004 between HF Financial Corp. and First Tennessee Bank, NA

21.1	Subsidiaries of Registrant

23.1	Consents of Independent Registered Public Accounting Firm

31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002