Form 10-Q
period 2004-09-30
HF FINANCIAL CORP
filed 2004-11-09
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

As of November 8, 2004 there were 3,556,016 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

Form 10-Q

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Consolidated Statements of Financial Condition As of September 30, 2004 and June 30, 2004

Consolidated Statements of Income for the Three Months Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Form 10-Q	Signature Page

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	September 30, 2004	June 30, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$17,072	$20,474
Securities available for sale	112,180	122,715
Federal Home Loan Bank stock	6,386	5,469
Loans held for sale	15,993	10,351
Loans and leases receivable	661,514	644,551
Allowance for loan and lease losses	(3,589)	(3,605)
Net loans and leases receivable	657,925	640,946
Accrued interest receivable	4,941	4,056
Office properties and equipment, net of accumulated depreciation	12,488	12,555
Foreclosed real estate and other properties	1,530	1,689
Cash value of life insurance	12,175	12,051
Servicing rights	4,859	4,620
Goodwill, net	4,951	4,951
Other assets	6,707	7,193
Total assets	$857,207	$847,070

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Deposits	$642,969	$658,719
Advances from Federal Home Loan Bank and other borrowings	114,885	93,750
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	8,488	6,391
Accrued expenses and other liabilities	9,768	8,724
Total liabilities	803,947	795,421

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,402,432 and 5,347,686 shares issued at September 30, 2004 and June 30, 2004, respectively	54	53
Common stock subscribed for but not issued, 40,244 shares at June 30, 2004	—	698
Additional paid-in capital	18,529	17,680
Retained earnings, substantially restricted	62,732	61,653
Deferred compensation	(1,059)	(1,147)
Accumulated other comprehensive (loss), net of related deferred tax effect	(362)	(1,327)
Less cost of treasury stock, 1,857,736 and 1,815,036 shares at September 30, 2004 and June 30, 2004, respectively	(26,634)	(25,961)
Total stockholders’ equity	53,260	51,649
Total liabilities and stockholders’ equity	$857,207	$847,070

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2004	2003

Interest, dividend and loan fee income:
Loans and leases receivable	$9,734	$9,606
Investment securities and interest-earning deposits	956	678
	10,690	10,284
Interest expense:
Deposits	2,771	2,596
Advances from Federal Home Loan Bank and other borrowings	1,379	1,319
	4,150	3,915
Net interest income	6,540	6,369

Provision for losses on loans and leases	179	437

Net interest income after provision for losses on loans and leases	6,361	5,932

Noninterest income:
Fees on deposits	1,120	1,072
Loan servicing income	372	419
Trust Income	159	123
Gain on sale of loans, net	102	522
Gain on sale of securities, net	13	—
Other	432	674
	2,198	2,810
Noninterest expense:
Compensation and employee benefits	3,998	4,312
Occupancy and equipment	783	814
Other	1,550	1,608
	6,331	6,734

Income before income taxes	2,228	2,008
Income tax expense	768	686

Net income	$1,460	$1,322
Comprehensive income	$2,425	$1,243
Cash dividends paid per share (1)	$0.1075	$0.1068

Earnings per share: (1)
Basic	$0.41	$0.37
Diluted	0.41	0.36

(1) Retroactively adjusted for the 10% stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$1,460	$1,322
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for losses on loans and leases	179	437
Depreciation	359	413
Amortization of discounts and premiums on securities and other	422	444
Stock based compensation	152	139
Deferred income taxes (credits)	(22)	—
Loans originated for resale	(20,632)	(61,562)
Proceeds from the sale of loans	15,092	63,572
(Gain) on sale of loans, net	(102)	(568)
Realized (gain) on sale of securities, net	(13)	—
Losses and provision for losses on sales of foreclosed real estate and other properties, net	26	30
Loss on disposal of office properties and equipment, net	—	—
Change in other assets and liabilities	(163)	(2,961)
Net cash provided by (used in) operating activities	(3,242)	1,266

Cash flows from investing activities
Loans and leases purchased	(843)	(131)
Loans and leases originated and held	(65,394)	(38,125)
Principal collected on loans and leases	49,018	28,357
Purchase of other investments	—	—
Securities available for sale:
Sales and maturities and repayments	19,599	10,691
Purchases	(7,805)	(750)
Purchase of Federal Home Loan Bank stock	(1,272)	(256)
Redemption of Federal Home Loan Bank stock	356	2,650
Proceeds from sale of office properties and equipment	—	—
Purchase of office properties and equipment	(292)	(200)
Purchase of servicing rights	(313)	(214)
Purchase of cash value of life insurance	—	—
Proceeds from sale of foreclosed real estate and other properties, net	270	246
Net cash provided by (used in) investing activities	(6,676)	2,268

Cash flows from financing activities
Net (decrease) in deposit accounts	$(15,750)	$(17,611)
Proceeds of advances from Federal Home Loan Bank and other borrowings	119,759	11,000
Payments on advances from Federal Home Loan Bank and other borrowings	(98,624)	(20,758)
Payment of debt issue costs	—	(158)
Proceeds from issuance of preferred securities	—	7,000
Increase in advances by borrowers	2,097	5,220
Purchase of treasury stock	(673)	—
Proceeds from issuance of common stock	88	111
Cash dividends paid	(381)	(380)
Net cash provided by (used in) financing activities	6,516	(15,576)

(Decrease) in cash and cash equivalents	(3,402)	(12,042)

Cash and cash equivalents
Beginning	20,474	44,214
Ending	$17,072	$32,172

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$3,854	$6,603
Cash payments for income and franchise taxes, net	325	134

Supplemental Schedule of Noncash Investing and Financing Activities
Other investments reclassified as cash and cash equivalents	$—	$98
Other investments reclassified as other assets	—	95

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended September 30, 2004 and 2003

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

During the second quarter of the fiscal year ended June 30, 2004 (“fiscal 2004”), the Company completed a reclassification of its deferred loan origination fees and other loan fees and costs.  This process was done upon a fuller interpretation of Statement No. 91 as issued by the Financial Accounting Standards Board (“FASB”) and Regulation S-X (“Reg S-X”) as issued by the Securities and Exchange Commission.   All periods presented have been revised in presentation to reflect this reclassification and there was no change to net income or earnings per share as a result of this reclassification.

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”), HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Leasing”), Hometown Insurors, Inc. (“Hometown”), Home Federal Securitization Corp. (“HFSC”), Mid-America Service Corporation and PMD, Inc.  The interim consolidated financial statements reflect the deconsolidation of the subsidiary trusts of the Company, HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III (“Trust III”) and HF Financial Capital Trust IV (“Trust IV”).  All intercompany balances and transaction have been eliminated in consolidation.

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

Stock-based compensation:  The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  Accordingly, no stock-based employee compensation cost has been recognized for grants under the fixed stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  These stock-based compensation plans are described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, under Note 17 of “Notes to Consolidated Financial Statements.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended September 30,
	2004	2003
	(Dollars in Thousands, Except for Per Share Data)

Net income, as reported	$1,460	$1,322
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41)	(36)
Pro forma net income	$1,419	$1,286

Basic earnings per share: (1)
As reported	$0.41	$0.37
Pro forma	0.40	0.36
Diluted earnings per share: (1)
As reported	0.41	0.36
Pro forma	0.39	0.35

(1) Retroactively adjusted for the 10% stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.

NOTE 2.                                                 REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well capitalized institution at September 30, 2004:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$42,485	5.00%
Actual	70,722	8.32
Excess over required	28,237	3.32

Risk-based capital (to risk-weighted assets):
Required	$69,315	10.00%
Actual	72,558	10.47
Excess over required	3,243	0.47

NOTE 3.                                                 EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of basic common shares outstanding for the three month periods ended September 30, 2004 and 2003 was 3,533,847 and 3,559,971, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month periods ended September 30, 2004 and 2003 was 3,604,681 and 3,672,274, respectively.

All earnings per share data and number of common shares outstanding have been retroactively adjusted for the 10% stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.

NOTE 4.                                                 CONSUMER AUTOMOBILE LOAN SECURITIZATION

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50.0 million through HFSC and Home Federal Automobile Securitization Trust 2003-A (“Automobile Securitization Trust”).  As part of the sales transaction, the Bank retains servicing responsibilities.  In addition, the Bank retains the rights to cash flows remaining after investors in the Automobile Securitization Trust have received their contractual payments and has pledged a $1.5 million reserve fund to the Automobile Securitization Trust.  These retained interests are subordinated to investors’ interests.  The investors and Automobile Securitization Trust have no recourse to the Bank’s other assets for failure of debtors to pay when due.  The pass through rate to investors is 2.65%.

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

Key economic assumptions used and the sensitivity of fair value of the retained interest as of September 30, 2004 are as follows:

	Retained Interest	Servicing Rights
	(Dollars in Thousands)

Fair Value	$1,775	$50
Weighted average life (in years)	2.43	2.43
Prepayment speed (ABS annual rate):	21.60%	21.60%
Impact on fair value of 10% adverse change	$(16)	$(4)
Impact on fair value of 20% adverse change	(35)	(10)
Credit losses (annual rate):	0.63%	0.63%
Impact on fair value of 10% adverse change	$(7)	$—
Impact on fair value of 20% adverse change	(14)	—
Discount rate:	9.17%	10.00%
Impact on fair value of 10% adverse change	$(15)	$—
Impact on fair value of 20% adverse change	(30)	—

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

NOTE 5.                                                 INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$2,999	$14	$—	$3,013
Federal Home Loan Bank	1,000	18	0	1,018
Municipal bonds	3,865	15	(5)	3,875
Preferred Term Securities	9,000	34	0	9,034
	16,864	81	(5)	16,940

Equity securities:
FNMA	8	17	0	25
Federal Ag Mortgage	7	2	0	9
	15	19	0	34

Mortgage-backed securities	95,951	154	(899)	95,206
	$112,830	$254	$(904)	$112,180

	September 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$999	$20	$—	$1,019
Federal Home Loan Bank	3,000	98	0	3,098
Municipal bonds	4,445	58	(10)	4,493
Preferred Term Securities	9,000	11	0	9,011
	17,444	187	(10)	17,621

Equity securities:
FNMA	8	0	(1)	7
Federal Ag Mortgage	7	1	0	8
	15	1	(1)	15

Mortgage-backed securities	60,712	141	(736)	60,117
	$78,171	$329	$(747)	$77,753

The following table presents the fair value and age of gross unrealized losses by investment category at September 30, 2004 in accordance with Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
Municipal bonds	$1,332	$(5)	$—	$—	$1,332	$(5)
	1,332	(5)	—	—	1,332	(5)

Mortgage-backed securities	67,803	(762)	14,226	(137)	82,029	(899)
	$69,135	$(767)	$14,226	$(137)	$83,361	$(904)

Management does not believe any individual unrealized losses as of September 30, 2004 represent an other-than-temporary impairment.  The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, GNMA and FHLMC.  These unrealized losses are primarily attributable to changes in interest rates and as a group were less than 1.1% of its respective amortized cost basis.  The Company has the ability to hold the securities to maturity or for a time necessary to recover the amortized cost.

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

Three Months Ended September 30, 2004	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,155	$(615)	$6,540
Intersegment interest income	(246)	246	—
Provision for losses on loans and leases	(179)	—	(179)
Noninterest income	2,224	(26)	2,198
Intersegment noninterest income	(92)	92	—
Noninterest expense	(6,053)	(278)	(6,331)
Intersegment noninterest expense	1	(1)	—
Income (loss) before income taxes	$2,810	$(582)	$2,228

Total assets at September 30, 2004	$853,885	$3,322	$857,207

Three Months Ended September 30, 2003	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$6,675	$(306)	$6,369
Intersegment interest income	(206)	206	—
Provision for losses on loans and leases	(437)	—	(437)
Noninterest income	2,764	46	2,810
Intersegment noninterest income	(88)	88	—
Noninterest expense	(6,450)	(284)	(6,734)
Intersegment noninterest expense	2	(2)	—
Income (loss) before income taxes	$2,260	$(252)	$2,008

Total assets at September 30, 2003	$780,747	$3,012	$783,759

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

	Three Months Ended September 30,
	2004	2003

Service cost	$113,535	$107,694
Interest cost	91,585	81,077
Expected return on plan assets	(92,629)	(60,988)
Amortization of prior losses	8,297	13,681
Accretion of prior service cost	—	(10,883)
Amortization of transition asset	2,908	2,908
Total costs recognized in expense	$123,696	$133,489

The Company previously disclosed in its financial statements for the fiscal year ended June 30, 2004, that it contributed $670,000 to fund its qualified pension plan.  For the three months ended September 30, 2004, the Company made no contributions to fund its qualified pension plan.  On October 1, 2004, subsequent to the quarter ended September 30, 2004, the Company made contributions of $662,000 to fund its qualified pension plan.  The Company anticipates no additional contributions for this fiscal year ending June 30, 2005.

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

•                  Use and descriptions of assumptions and estimates underlying or relating to such matters.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words such as “optimism,” “look-forward,” “bright,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

Forward-looking statements about the Company’s expected financial results and other plans are subject to certain risks, uncertainties and assumptions.  These include, but are not limited to the following: possible legislative changes and adverse economic, business and competitive conditions and developments (such as shrinking interest margins and continued short-term rate environments); deposit outflows; reduced demand for financial services and loan products; changes in accounting policies or guidelines, or in monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan portfolios; the ability or inability of the Company to manage interest rate and other risks; unexpected or continuing claims against the Company’s self-insured health plan; the Company’s use of trust preferred securities; the ability or inability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; or other significant uncertainties.

Forward-looking statements speak only as of the date they are made.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary

The Company’s net income for the first quarter of its fiscal year ending June30, 2005 was $1.5 million, or $0.41 per diluted share, compared to $1.3 million, or $0.36 per diluted share for the first quarter of fiscal 2004.  Return on average equity was 11.16% at September 30, 2004 compared to 10.63% at September 30, 2003.

Management believes that the Company’s balance sheet has been diversified over the last decade to mitigate the variability of the traditional thrift lending activity of mortgage lending. The addition of business, agriculture and consumer lending has added stability to interest rate risk and is anticipated to continue to be a strength of the Company in the future.

The national short-term rate environment that has existed over the last two years continues to affect the Company’s net interest revenue, and accordingly, its net income, as net interest margin was 3.30% for the quarter ended September 30, 2004 as compared to 3.50% at September 30, 2003.  The variability of the net interest margin ratio is affected by many aspects including Federal Reserve policies for interest rates, competitive factors and customer preferences for various products and services.

The Company is actively involved in interest rate risk management of the balance sheet using computer analysis to determine interest rate risk in the operation.  The analysis helps management determine pricing and funding strategies that it anticipates will keep interest rate risk within the Company’s adopted guidelines. The Company has not used off-balance sheet hedging to manage interest rate risk but has opted to reduce the complexity by utilizing on-balance sheet techniques in the investment portfolio and out-of-market funding to balance out the interest rate risk to levels acceptable to the Company.

The Company has set out to grow customer relationships within the markets it serves as a primary method of growing assets and revenues.  The growth in assets is accompanied by the need to provide capital for growth.  Capital is generated primarily by retained earnings after paying out dividends.  The Company has used other sources such as trust preferred securities to fund growth.  The use of trust preferred securities are limited by market underwriting conditions such as debt leverage.  The Company has reached a level of leverage and does not expect the use of additional trust preferred securities during the current fiscal year ended June 30, 2005.  Asset growth will be primarily correlated to the retention of earnings for the immediate future.

In April 2004, the Company announced the renewal of its annual stock buyback program effective May 2004.  During the first quarter ended September 30, 2004, the Company acquired 42,700 shares.  In October 2004, the Company announced an increase in its quarterly cash dividend resulting in an annualized increase of 2.3%.

The total risk based capital ratio of 10.47% at September 30, 2004 is above the 10.40% ratio at September 30, 2003.  This places the Bank in the “well capitalized” category within OTS regulations and is consistent within the levels the Company plans to operate.  The Company has been able to manage the size of the assets by selling off loans through direct loan sales, loan securitizations and loan participations.

Credit quality of the Company has improved over the last two years as a result of a combination of disciplined underwriting standards, good economic health of the region and resolution of a few significant impaired loans.  These efforts supported a decrease in the allowance for loan and lease losses to $3.6 million at September 30, 2004 compared to $4.0 million at September 30, 2003.  In addition, nonperforming assets at September 30, 2004 were $2.4 million in comparison to $4.8 million a year ago.  The ratio of nonperforming assets to total assets declined to 0.27% at September 30, 2004, compared to 0.62% at September 30, 2003.

The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This analysis gives the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

The Company’s liquidity structure is primarily based on providing reasonably priced deposits and obtaining Federal Home Loan Bank of Des Moines (“FHLB”) advances to fund lending operations. This process is supplemented by access to contingent funding sources including FHLB and Federal Reserve Bank (“FRB”) advances along with other borrowings.  Through the process, the Company is able to manage the liquidity needs of the Company.

The Company focuses on balancing operating costs with operating revenue levels to provide better efficiency ratios over time and continues to look at its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements.  Noninterest expense was $6.3 million for the quarter ended September 30, 2004 compared to $6.7 million at September 30, 2003, a decrease of 6.0%.  Compensation and employee benefits expense accounted for a decrease of $314,000 due to a $213,000  decrease in net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements.  However, noninterest income was $2.2 million for the quarter ended September 30, 2004 compared to $2.8 million at September 30, 2003, a decrease of 21.8%.  This shortfall was driven primarily by the volume shortfall on gains on sale of single-family mortgage loans.

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

Financial Condition Data

At September 30, 2004, the Company had total assets of $857.2 million, an increase of $10.1 million from the level at June 30, 2004.  The increase in assets was due primarily to increases in net loans and leases receivable of $17.0 million and loans held for sale of $5.6 million offset by decreases in securities available for sale of $10.5 million and cash and cash equivalents of $3.4 million.  The increase in liabilities of $8.5 million from June 30, 2004 to September 30, 2004 was primarily due to an increase in advances from the FHLB and other borrowings of $21.1 million offset by a decrease in deposits of $15.8 million.  In addition, stockholders’ equity increased $1.6 million to $53.3 million at September 30, 2004 from $51.6 million at June 30, 2004 primarily due to net income of $1.5 million.

The increase in net loans and leases receivable of $17.0 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.

The increase in loans held for sale of $5.6 million was primarily due to an increase of $3.9 million in mortgage loans held for sale from $10.0 million at June 30, 2004 to $13.9 million at September 30, 2004.  During the second quarter of fiscal 2004, the Company began classifying its student loan portfolio as held for sale.  Student loans held for sale increased $1.7 million from $324,000 at June 30, 2004 to $2.1 million at September 30, 2004.

The decrease in securities available for sale of $10.5 million was primarily the result of sales, maturities and repayments of $19.6 million exceeding purchases of $7.8 million.  Included in the $10.5 million of sales, maturities and repayments was approximately $10.0 million of sales of variable-rate, mortgage backed securities and $8.7 million of mortgage-backed securities principal repayments.  The purchases of $7.8 million included variable-rate, mortgage-backed securities of $7.7 million.

The decrease in cash and cash equivalents of $3.4 million was due in part due to not renewing maturing advances with the FHLB and the use of funds to invest in other interest-earning assets.  Purchases of securities available for sale in the three months ended September 30, 2004 were $7.8 million.  See “Liquidity and Capital Resources.”

Advances from the FHLB and other borrowings increased $21.1 million, which was primarily due to an increase in FHLB borrowings of $19.3 million.  The increase in FHLB borrowings was primarily the result of a $15.8 million decrease in deposits and a $17.0 million increase in net loans and leases receivable.

The $15.8 million decrease in deposits was due to decreases in savings accounts of $18.7 million, noninterest bearing checking accounts of $7.7 million, in-market certificates of deposit of $5.5 million and money market accounts of $2.3 million offset by increases in out-of-market certificates of deposit of $14.1 and interest bearing checking accounts of $4.4 million.  Public fund deposits decreased $30.7 million at September 30, 2004 from the levels at June 30, 2004 primarily due to decreases in in-market savings accounts of $18.4 million, in-market demand accounts of $15.9 million and in-market certificates of deposit of $1.2 million offset by increases in out-of-market certificates of deposit of $4.2 million and out-of-market demand accounts of $921,000.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts at the dates indicated.

	At September 30, 2004		At June 30, 2004
		Percent of		Percent of
		Loans in		Loans in
	Amount	Each Category	Amount	Each Category
	(Dollars in Thousands)

One-to four-family (1)	$95,114	14.38%	$93,721	14.54%
Commercial real estate	91,361	13.81%	89,356	13.86%
Multi-family real estate	43,392	6.56%	42,572	6.61%
Commercial business	121,832	18.42%	124,033	19.24%
Equipment finance leases	27,902	4.22%	27,019	4.19%
Consumer (2) (3)	203,461	30.75%	196,594	30.50%
Agricultural	66,142	10.00%	63,370	9.83%
Construction and development	12,310	1.86%	7,886	1.23%
Total Loans and Leases Receivable (4)	$661,514	100.00%	$644,551	100.00%

(1)          Excludes $13,943 and $10,027 loans held for sale at September 30, 2004 and June 30, 2004, respectively.

(2)          Includes mobile home loans.

(3)          Excludes $2,050 and $324 student loans held for sale at September 30, 2004 and June 30, 2004, respectively.

During the second quarter of fiscal 2004, the Company began classifying its student loan portfolio as held for sale.

(4)          Includes deferred loan fees and discounts and undisbursed portion of loans in process.

	At September 30, 2004		At June 30, 2004
		Percent of		Percent of
		Deposits in		Deposits in
	Amount	Each Category	Amount	Each Category
	(Dollars in Thousands)

Noninterest bearing checking accounts	$67,553	10.51%	$75,251	11.42%
Interest bearing accounts	50,089	7.79%	45,738	6.94%
Money market accounts	209,613	32.60%	211,928	32.17%
Savings accounts	44,972	6.99%	63,670	9.67%
Certificates of deposit	270,742	42.12%	262,132	39.80%
Total Deposits	$642,969	100.00%	$658,719	100.00%

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  Average balances consist of daily average balance for the Bank with simple average balances for all other companies.  The average balances included nonaccruing loans and leases.  The yields on loans and leases include origination fees, net of costs, which are considered adjustments to yield.

Rate/Volume Analysis of Net Interest Income

	THREE MONTHS ENDED SEPTEMBER 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$663,500	$9,734	5.82%	$623,533	$9,606	6.11%
Investment securities (2) (3)	116,655	921	3.13%	94,486	643	2.70%
FHLB stock	5,879	35	2.36%	4,680	35	2.97%

Total interest-earning assets	786,034	$10,690	5.40%	722,699	$10,284	5.65%
Noninterest-earning assets	64,867			61,676
Total assets	$850,901			$784,375

Interest-bearing liabilities:
Deposits:
Checking and money market	$260,029	$895	1.37%	$224,138	$631	1.12%
Savings	50,912	106	0.83%	47,183	70	0.59%
Certificates of deposit	263,435	1,770	2.67%	264,447	1,895	2.84%
Total interest-bearing deposits	574,376	2,771	1.91%	535,768	2,596	1.92%
FHLB advances and other borrowings	106,367	1,006	3.75%	85,774	1,014	4.69%
Subordinated debentures payable to trusts	27,837	373	5.32%	22,333	305	5.42%
Total interest-bearing liabilities	708,580	4,150	2.32%	643,875	3,915	2.41%
Noninterest-bearing deposits	70,806			69,924
Other liabilities	19,166			20,813
Total liabilities	798,552			734,612
Equity	52,349			49,763
Total liabilities and equity	$850,901			$784,375

Net interest income; interest rate spread (4)		$6,540	3.08%		$6,369	3.24%

Net interest margin (4) (5)			3.30%			3.50%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold.

(3) Yields do not reflect the tax exempt nature of municipal securities.

(4) Percentages for the three months ended September 30, 2004 and September 30, 2003 have been annualized.

(5) Net interest margin is net interest income divided by average interest-earning assets. Page 18

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

	Three Months Ended September 30,
	2004 vs 2003
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans and leases receivable (1)	$616	$(488)	$128
Investment securities (2)	151	127	278
FHLB stock	9	(9)	—

Total interest-earning assets	$776	$(370)	$406

Interest-bearing liabilities:
Deposits:
Checking and money market	$101	$163	$264
Savings	6	30	36
Certificates of deposit	(7)	(118)	(125)
Total interest-bearing deposits	100	75	175
FHLB advances and other borrowings	243	(251)	(8)
Subordinated debentures payable to trusts	75	(7)	68

Total interest-bearing liabilities	$418	$(183)	$235

Net interest income increase			$171

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

Due to the substantial decline in interest rates over the last several fiscal years, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s analysis of MSRs at quarter-end, there is no impairment to the MSRs.

Retained Interest from Securitization – The Company recorded an asset as a result of the automobile securitization.  See Note 4 of the “Notes to Consolidated Financial Statements.”  This asset is recorded based on present value concepts of future expected cash flows.  The assumptions used to calculate the initial retained interest value and subsequent assumptions are based on the best information available.  The value of the retained interest may change significantly if actual cash flows differ from expected cash flows.

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

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $2.4 million at September 30, 2004 from $2.3 million at June 30, 2004, an increase of $82,000, or 3.6%.  Accruing loans and leases delinquent more than 90 days increased $287,000 from the levels at June 30, 2004 primarily due to one equipment finance lease in the amount of $305,000 which was resolved subsequent to September 30, 2004.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, remained constant at 0.27% at September 30, 2004 and at June 30, 2004.

Nonaccruing loans and leases decreased 2.9% or $46,000 to $1.5 million at September 30, 2004 compared to $1.6 million at June 30, 2004.  Included in nonaccruing loans and leases at September 30, 2004 was one loan totaling $42,000 secured by one- to four-family real estate, one loan totaling $75,000 secured by commercial real estate, nine commercial business loans totaling $862,000, four equipment finance leases totaling $17,000 and 33 consumer loans totaling $519,000.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have increased $241,000 to $2.3 million at September 30, 2004 compared to $2.1 million at June 30, 2004.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans and leases are deemed impaired.  Loans and leases that are not performing do not necessarily result in a loss.

As of September 30, 2004, the Company had $53,000 of foreclosed assets.  The balance of foreclosed assets at September 30, 2004 consisted entirely of consumer collateral.

At September 30, 2004, the Company had designated $17.9 million of its assets as special mention and classified $2.5 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At September 30, 2004 the Company had $33.3 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $169,000 were included in the Company’s $2.5 million of classified assets.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the September 30, 2004 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at September 30, 2004 will be adequate in the future.

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

	Nonperforming Assets As Of
	September 30, 2004	June 30, 2004
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$42	$86
Commercial real estate	75	75
Commercial business	862	795
Equipment finance leases	17	21
Consumer (1)	519	564
Agricultural	—	20
Total	1,515	1,561

Accruing loans and leases delinquent more than 90 days:
One- to four-family	40	—
Commercial business	217	221
Equipment finance leases	521	281
Consumer (1)	11	—
Total	789	502

Foreclosed assets: (2)
One- to four-family	—	100
Consumer (1)	53	112
Total	53	212

Total nonperforming assets	$2,357	$2,275

Ratio of nonperforming assets to total assets	0.27%	0.27%

Ratio of nonperforming loans and leases to total loans and leases (3)	0.34%	0.32%

(1) Includes mobile home loans.

(2) Total foreclosed assets do not include land or other real estate owned held for sale.

(3) Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Three Months Ended September 30,
	2004	2003
	(Dollars in Thousands)

Balance at beginning of period	$3,605	$3,842
Charge-offs:
One- to four-family	(6)
Commercial business	(18)	(72)
Equipment finance leases	(4)	(7)
Consumer (1)	(282)	(258)
Agriculture	(14)
Total charge-offs	(318)	(343)

Recoveries:
One- to four-family	—	4
Commercial business	2	1
Equipment finance leases	1	12
Consumer (1)	51	45
Agriculture	69
Total recoveries	123	62

Net (charge-offs)	(195)	(281)

Additions charged to operations	179	437

Balance at end of period	$3,589	$3,998

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.03% )	(0.05% )

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.53%	0.64%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	155.77%	87.22%

(1) Includes mobile home loans.

(2) Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of FASB 5 and FASB 114 calculations comprise the Company’s allowance for loan and lease losses.

	FASB 5 Allowance for Loan and Lease Losses	FASB 114 Impaired Loan Valuation Allowance	FASB 5 Allowance for Loan and Lease Losses	FASB 114 Impaired Loan Valuation Allowance
Loan Type	At September 30, 2004		At June 30, 2004
	(Dollars in Thousands)

One- to four-family	$182	$—	$15	$—
Commercial real estate	194	3	135	—
Multi-family real estate	89	—	85	—
Commercial business	807	—	970	—
Equipment finance leases	304	—	296	4
Consumer (1)	1,669	—	1,736	—
Agricultural	341	—	364	—
Total	$3,586	$3	$3,601	$4

(1) Includes mobile home loans.

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At September 30, 2004
	(Dollars in Thousands)

Equipment finance leases	1	$3	$3
Commercial real estate	1	70	—
Commercial business	4	169	—
Total	6	$242	$3

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2004
	(Dollars in Thousands)

Equipment finance leases	1	$4	$4
Commercial real estate	1	73	—
Commercial business	5	175	—
Total	7	$252	$4

The allowance for loan and lease losses was $3.6 million at September 30, 2004 as compared to $4.0 million at September 30, 2003.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.53% at September 30, 2004 compared to 0.64% at September 30, 2003, a decrease of 17.2%.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended September 30, 2004 and September 30, 2003

General.  The Company’s net income was $1.5 million or $0.41 for both basic and diluted earnings per share for the three months ended September 30, 2004, a $138,000 increase in earnings compared to $1.3 million or $0.37 and $0.36 for basic and diluted earnings per share, respectively, for the same period in the prior fiscal year.  For the three months ended September 30, 2004, the return on average equity was 11.16%, a 5.0% increase compared to 10.63% for the same period in the prior fiscal year.  For the three months ended September 30, 2004, the return on average assets was 0.69%, a 3.0% increase compared to 0.67% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including an increase in net interest income of $171,000 and decreases in noninterest expense of $403,000 and provision for losses on loans and leases of $258,000 offset by a decrease in noninterest income of $612,000 and an increase in income tax expense of $82,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $10.7 million for the three months ended September 30, 2004 as compared to $10.3 million for the same period in the prior fiscal year, an increase of $406,000 or 4.0%.  A $616,000 increase in interest, dividend and loan fee income was the result of a 6.4% increase in the average volume of loans and leases receivable offset by a decrease of $488,000 in interest, dividend and loan fee income due to a decrease in the average yield on loans and leases receivable from 6.11% for the three months ended September 30, 2003 to 5.82% for the three months ended September 30, 2004. The average yield on total interest-earning assets was 5.40% for the three months ended September 30, 2004 as compared to 5.65% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $4.2 million for the three months ended September 30, 2004 as compared to $3.9 million for the same period in the prior fiscal year, an increase of $235,000 or 6.0%.  A $100,000 increase in interest expense was the result of a 7.2% increase in average volume of interest-bearing deposits and a $243,000 increase in interest expense was the result of a 24.0% increase in the average balance of FHLB advances and other borrowings.  Average interest-bearing deposits increased $38.6 million while FHLB advances and other borrowings increased $20.6 million.  A decrease of $183,000 in interest expense was the result of a 3.7% decrease in average rate paid on interest bearing liabilities from 2.41% for the three months ended September 30, 2003 to 2.32% for the three months ended September 30, 2004.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2004 increased $171,000, or 2.7%, to $6.5 million compared to $6.4 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to gradually increasing rates over the prior quarter and the prime rate increasing from 4.00% at June 30, 2004 to 4.75% at September 30, 2004.  The Company’s net interest margin was 3.30% for the first quarter of fiscal 2005 as compared to 3.50% for the same period in the prior fiscal year.

Provision for Losses on Loans and Leases. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectibility of loans and leases and prior loan and lease loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

During the three months ended September 30, 2004, the Company recorded a provision for losses on loans and leases of $179,000 compared to $437,000 for the three months ended September 30, 2003, a decrease of $258,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $2.2 million for the three months ended September 30, 2004 as compared to $2.8 million for the same period in the prior fiscal year, a decrease of $612,000 or 21.8%.  The decrease in noninterest income was due primarily to decreases in net gain on sale of loans of $420,000 and other noninterest income of $242,000.

Net gain on sale of loans was $102,000 for the three months ended September 30, 2004 as compared to $522,000 for the same period in the prior fiscal year, a decrease of $420,000 or 80.5%.  The decrease was primarily due to a decrease in the amount of residential mortgage loans sold into the secondary market during the first quarter of fiscal 2005 as compared to the same period in the prior fiscal year.  Residential mortgage loan production decreased 61.6% in dollar volume for the three months ended September 30, 2004 as compared to the same period in the prior fiscal year.

Other noninterest income decreased 35.9% to $432,000 for the three months ended September 30, 2004 as compared to $674,000 for the same period in the prior fiscal year primarily due to the sale of the property and casualty book of business during the first quarter of the prior fiscal year of $116,000 and a decrease in commission and insurance income in the amount of $28,000 primarily due to the sale of the Company’s property and casualty book of business.  The remaining $98,000 decrease in other noninterest income is comprised of miscellaneous and various other noninterest income.

Noninterest Expense.  Noninterest expense was $6.3 million for the three months ended September 30, 2004 as compared to $6.7 million for the three months ended September 30, 2003, a decrease of $403,000 or 6.0%.  The decrease in noninterest expense was due primarily to decreases in compensation and employee benefits of $314,000 and other noninterest expenses of $58,000.

Compensation and employee benefits decreased $314,000 or 7.3%.  The decrease was primarily due to a decrease in net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements, of $213,000 from $594,000 for the three months ended September 30, 2003 to $381,000 for the three months ended September 30, 2004.

Other noninterest expense decreased 3.6%, or $58,000, for the three months ended September 30, 2004 as compared to the same period in the prior fiscal year primarily due to decreases in charitable contributions of $81,000, office supplies of $46,000, consultant services of $40,000 and loan servicing costs of $39,000 offset by increases in legal expenses of $61,000, advertising of $38,000, data communications of $34,000 and accounting and auditing expenses of $24,000.  The remaining $9,000 decrease in other noninterest expense is comprised of miscellaneous and various other general and administrative expenses.

Income tax expense.  The Company’s income tax expense for the three months ended September 30, 2004 increased $82,000 or 12.0% to $768,000 compared to $686,000 for the same period in the prior fiscal year.  The effective tax rate was 34.5% and 34.2% for the three months ended September 30, 2004 and September 30, 2003, respectively.  The increase in effective tax rate for the quarter was the result of an increase in the expected effective tax rate for the year ending June 30, 2005 due to permanent tax differences.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At September 30, 2004, the Bank had outstanding commitments to originate residential mortgage loans of $20.4 million, commercial and agricultural real estate loans of $11.3 million and commercial business loans of $3.7 million.  In addition, the Bank had outstanding commitments to sell residential mortgage loans of $20.7 million and consumer student loans of $2.1 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to fundings for use in liquidity management.  At September 30, 2004, the Bank had no commitments to purchase or sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank currently has two $10.0 million unsecured lines of federal funds with correspondent banks.  There were no funds drawn on either line of credit at September 30, 2004.  Additionally, as of September 30, 2004, the Bank had $26.3 million in out-of-market certificates of deposit and $19.4 million in out-of-market money market accounts.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors’ approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on May 1, 2004 may be acquired through April 30, 2005.  A total of 42,700 shares of common stock have been purchased pursuant to the current program, all of which were purchased during the three months ended September 30, 2004.   See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at September 30, 2004, the Bank met all current capital requirements.

The OTS has adopted capital requirement for savings institutions comparable to the requirement for national banks.  The minimum OTS Tier 1 (core) capital requirement for well capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.32% at September 30, 2004.  The minimum OTS total risk-based capital requirement for well capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 10.47% at September 30, 2004.

Off-Balance Sheet Financing Arrangements

During fiscal 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Automobile Securitization Trust.  The outstanding balance of the securitized automobile loans was $13.8 million at September 30, 2004.  As part of the sales transaction, the Bank retains servicing responsibilities and a retained interest in the receivables which is subordinated to third party investors’ interests.  The receivables were sold without legal recourse.  The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing.  It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank access to the national capital markets.  See Note 4 of the “Notes to Consolidated Financial Statements”  for further detail.

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

FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R) replaces in its entirety FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, that was issued by the FASB in January 2003.  Fin 46R provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Key to the consolidation determination is whether such entities disperse risks among the parties involved. If those risks are not dispersed, and therefore an enterprise bears the majority of the risks or rewards related to the variable interest entity, it would consolidate that variable interest entity.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the NPV estimate indicates an increase in net value.  The converse situation can also be expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at June 30, 2004 (the most recent report available) and September 30, 2003, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or –100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and –300 NPV were not estimated by the OTS.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 or that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2004 changed significantly when compared to June 30, 2004.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2004” and “Selected Asset and Liability Price Tables as of September 30, 2003”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

June 30, 2004

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV
		Amount	Percent
	(Dollars in thousands)
Basis Points

+300	$101,515	$(9,951)	(9)%
+200	106,605	(4,861)	(4)
+100	110,164	(1,301)	(1)
—	111,465	—	—
-100	108,310	(3,156)	(3)

September 30, 2003

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV
		Amount	Percent
	(Dollars in thousands)
Basis Points

+300	$81,396	$(2,609)	(3)%
+200	83,788	(217)	—
+100	84,872	867	1
—	84,005	—	—
-100	82,629	(1,376)	(2)

In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. The effect of this policy will generally be to reduce the Bank’s sensitivity to interest rate changes.  The goal of this policy is to provide a relatively consistent level of net interest income in varying interest rate cycles and to minimize the potential for significant fluctuations from period to period.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on interest rate risk management.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chairman, President and Chief Executive Officer and the Executive Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, and have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under the Exchange Act.  There were no significant changes in the Company’s internal control over financial reporting or identified in the above referenced evaluation that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 1.           Legal Proceedings

The Company, Home Federal and their subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses.  While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and/or Home Federal in the proceedings, that the resolution of these proceedings are not likely to have a material effect on the Company’s consolidated financial position or results of operations.  The Company and its direct and indirect subsidiaries are not aware of any legal actions or proceedings outside of the normal course of business.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Current Program
July 1 - 31, 2004	800	$16.16	800	352,181
August 1 - 31, 2004	30,600	$15.45	30,600	321,581
September 1 - 30, 2004	11,300	$16.55	11,300	310,281

1st Quarter Total	42,700	$15.76	42,700

All of the repurchases were made under the Company’s stock buy back program, which was publicly announced on April 26, 2004 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2004, which equals 352,981 shares, may be acquired through April 30, 2005.  A total of 42,700 shares of common stock have been purchased pursuant to the current program, all of which were purchased in the open-market during the three months ended September 30, 2004.

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

(b)                                 Reports on Form 8-K

On July 27, 2004, the Company filed a current report on Form 8-K, reporting under Item 12 of the former Form 8-K requirements, “Results of Operations and Financial Condition,” the issuance of a press release regarding results for the fiscal year ended June 30, 2004.

On September 30, 2004, the Company filed a current report on Form 8-K, reporting under Item 4.01 , “Changes in Registrant’s Certifying Accountant,” the Company’s change in independent public accounting firms from McGladrey & Pullen, LLP to Eide Bailly, LLP.

HF FINANCIAL CORP.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.
(Registrant)

Date:	November 9, 2004	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2004	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)