Form 10-Q
period 2004-12-31
HF FINANCIAL CORP
filed 2005-02-11
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2004

Commission File Number: 0-19972

HF FINANCIAL CORP.

(Exact name of registrant as specified in its charter.)

Delaware	46-0418532
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

225 South Main Avenue,
Sioux Falls, SD	57104
(Address of principal executive office)	(ZIP Code)

(605)333-7556

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

             As of February 8, 2005 there were 3,561,042 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

Form 10-Q

Table of Contents

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):

Consolidated Statements of Financial Condition As of December 31, 2004 and June 30, 2004

Consolidated Statements of Income for the Three and Six Months Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Form 10-Q	Signature Page

PART I—FINANCIAL INFORMATION

Item 1.             Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	December 31, 2004	June 30, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$21,641	$20,474
Securities available for sale	114,805	122,715
Federal Home Loan Bank stock	6,282	5,469
Loans held for sale	12,334	10,351
Loans and leases receivable	649,225	644,551
Allowance for loan and lease losses	(3,514)	(3,605)
Net loans and leases receivable	645,711	640,946

Accrued interest receivable	4,862	4,056
Office properties and equipment, net of accumulated depreciation	12,451	12,555
Foreclosed real estate and other properties	1,588	1,689
Cash value of life insurance	12,295	12,051
Servicing rights	5,074	4,620
Goodwill, net	4,951	4,951
Other assets	6,862	7,193
Total assets	$848,856	$847,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$649,346	$658,719
Advances from Federal Home Loan Bank and other borrowings	101,253	93,750
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	6,766	6,391
Accrued expenses and other liabilities	9,329	8,724
Total liabilities	794,531	795,421

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,422,277 and 5,347,686 shares issued at December 31, 2004 and June 30, 2004, respectively	54	53
Common stock subscribed for but not issued, 40,244 shares at June 30, 2004	—	698
Additional paid-in capital	18,691	17,680
Retained earnings, substantially restricted	63,989	61,653
Deferred compensation	(1,003)	(1,147)
Accumulated other comprehensive income (loss), net of related deferred tax effect	(609)	(1,327)
Less cost of treasury stock, 1,866,836 and 1,815,036 shares at December 31, 2004 and June 30, 2004, respectively	(26,797)	(25,961)
Total stockholders’ equity	54,325	51,649
Total liabilities and stockholders’ equity	$848,856	$847,070

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Interest, dividend and loan fee income:
Loans and leases receivable	$10,204	$9,112	$19,938	$18,718
Investment securities and interest-earning deposits	1,045	732	2,001	1,410
	11,249	9,844	21,939	20,128
Interest expense:
Deposits	2,941	2,477	5,712	5,073
Advances from Federal Home Loan Bank and other borrowings	1,504	1,247	2,883	2,566
	4,445	3,724	8,595	7,639
Net interest income	6,804	6,120	13,344	12,489
Provision for losses on loans and leases	196	634	375	1,071
Net interest income after provision for losses on loans and leases	6,608	5,486	12,969	11,418

Noninterest income:
Fees on deposits	1,127	1,057	2,247	2,129
Loan servicing income	409	419	781	838
Gain on sale of loans, net	234	312	336	834
Trust Income	172	136	331	259
Gain on sale of securities, net	—	42	13	42
Other	397	506	829	1,180
	2,339	2,472	4,537	5,282
Noninterest expense:
Compensation and employee benefits	4,129	3,539	8,127	7,851
Occupancy and equipment	766	822	1,549	1,636
Other	1,544	1,555	3,094	3,163
	6,439	5,916	12,770	12,650
Income before income taxes	2,508	2,042	4,736	4,050
Income tax expense	860	773	1,628	1,459

Net income	1,648	1,269	$3,108	$2,591
Comprehensive income	$1,401	$1,135	$3,826	$2,378
Cash dividends paid per share	$0.1100	$0.1068	$0.2175	$0.2136

Earnings per share:
Basic	$0.46	$0.35	$0.88	$0.73
Diluted	$0.45	$0.34	$0.86	$0.70

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities
Net income	$3,108	$2,591
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	375	1,071
Depreciation	708	803
Amortization of discounts and premiums on securities and other	757	821
Stock based compensation	216	170
Deferred income taxes (credits)	523	—
Loans originated for resale	(42,923)	(85,199)
Proceeds from the sale of loans	41,276	91,405
(Gain) on sale of loans, net	(336)	(834)
Realized (gain) on sale of securities, net	(13)	(42)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	21	92
Loss on disposal of office properties and equipment, net	7	1
Change in other assets and liabilities	(1,333)	(1,821)
Net cash provided by operating activities	2,386	9,058
Cash flows from investing activities
Loans and leases purchased	(5,763)	(2,186)
Loans and leases originated and held	(123,471)	(101,701)
Principal collected on loans and leases	123,939	100,346
Securities available for sale:
Sales and maturities and repayments	30,376	21,050
Purchases	(21,791)	(32,659)
Purchase of Federal Home Loan Bank stock	(2,539)	(850)
Redemption of Federal Home Loan Bank stock	1,726	3,181
Proceeds from sale of office properties and equipment	1	—
Purchase of office properties and equipment	(612)	(417)
Purchase of servicing rights	(585)	(542)
Proceeds from sale of foreclosed real estate and other properties, net	361	426
Net cash provided by (used in) investing activities	1,642	(13,352)

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended December 31,
	2004	2003

Cash flows from financing activities
Net increase (decrease) in deposit accounts	$(9,373)	$3,627
Proceeds of advances from Federal Home Loan
Bank and other borrowings	327,713	53,000
Payments on advances from Federal Home Loan
Bank and other borrowings	(320,210)	(74,731)
Payment of debt issue costs	—	(158)
Proceeds from issuance of preferred securities	—	7,000
Increase in advances by borrowers	375	(258)
Purchase of treasury stock	(836)	(431)
Proceeds from issuance of common stock	242	367
Cash dividends paid	(772)	(765)
Net cash (used in) financing activities	(2,861)	(12,349)

Increase (decrease) in cash and cash equivalents	1,167	(16,643)

Cash and cash equivalents
Beginning	20,474	44,214
Ending	$21,641	$27,571

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$8,591	$8,056
Cash payments for income and franchise taxes, net	1,218	259

Supplemental Schedule of Noncash Investing and Financing Activities
Other investments reclassified as cash and cash equivalents	$—	$98
Other investments reclassified as other assets	—	95

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended December 31, 2004 and 2003

(Unaudited)

NOTE 1.          SELECTED ACCOUNTING POLICIES

Basis of presentation:

             The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited.  However, in the opinion of management, adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for the interim periods have been included.  Results for any interim period are not necessarily indicative of results to be expected for the fiscal year.  Interim consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (“Fiscal 2004”), filed with the Securities and Exchange Commission.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the industry.

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

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Capital”), Hometown Insurors, Inc. (“Hometown”), Home Federal Securitization Corp. (“HFSC”), Mid-America Service Corporation and PMD, Inc.  The interim consolidated financial statements reflect the deconsolidation of the subsidiary trusts of the Company, HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III (“Trust III”) and HF Financial Capital Trust IV (“Trust IV”).  All intercompany balances and transaction have been eliminated in consolidation.

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

Stock-based compensation:  The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Accordingly, no stock-based employee compensation cost has been recognized for grants under the fixed stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  These stock-based compensation plans are described more fully in the Company’s Annual Report on Form 10-K for Fiscal 2004, under Note 17 of “Notes to Consolidated Financial Statements.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended December 31,		Six Months Ended December 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except for Per Share Data)

Net income, as reported	$1,648	$1,269	$3,108	$2,591
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	66	38	97	73
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(129)	(73)	(201)	(143)
Pro forma net income	$1,585	$1,234	$3,004	$2,521
Basic earnings per share:
As reported	$0.46	$0.35	$0.88	$0.73
Pro forma	0.45	0.34	0.85	0.71
Diluted earnings per share:
As reported	0.45	0.34	0.86	0.70
Pro forma	0.43	0.33	0.83	0.69

(1) Includes expense related to restricted stock reported in net income.

NOTE 2.          REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well capitalized institution at December 31, 2004:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$42,091	5.00%
Actual	72,822	8.65
Excess over required	30,731	3.65

Risk-based capital (to risk-weighted assets):
Required	$68,462	10.00%
Actual	74,672	10.91
Excess over required	6,210	0.91

NOTE 3.          EARNINGS PER SHARE

             Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of basic common shares outstanding for the three month periods ended December 31, 2004 and 2003 was 3,553,354 and 3,582,667, respectively.  The weighted average number of basic common shares outstanding for the six month periods ended December 31, 2004 and 2003 was 3,543,600 and 3,569,780, respectively.

             Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month periods ended December 31, 2004 and 2003 was 3,649,299 and 3,687,746, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the six month periods ended December 31, 2004 and 2003 was 3,624,589 and 3,677,444, respectively.

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

Key economic assumptions used and the sensitivity of fair value of the retained interest as of December 31, 2004 are as follows:

	Retained	Servicing
	Interest	Rights
	(Dollars in Thousands)

Fair Value	$1,684	$34
Weighted average life (in years)	2.43	2.25
Prepayment speed (ABS annual rate):	21.60%	21.60%
Impact on fair value of 10% adverse change	$(12)	$(3)
Impact on fair value of 20% adverse change	(27)	(7)
Credit losses (annual rate):	0.63%	0.63%
Impact on fair value of 10% adverse change	$(5)	$—
Impact on fair value of 20% adverse change	(10)	—
Discount rate:	8.21%	10.00%
Impact on fair value of 10% adverse change	$(10)	$—
Impact on fair value of 20% adverse change	(21)	—

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

NOTE 5.                              INVESTMENTS IN SECURITIES

            The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$3,000	$8	$—	$3,008
Federal Home Loan Bank	2,500	4	—	2,504
Municipal bonds	3,541	3	(10)	3,534
Preferred Term Securities	9,000	34	—	9,034
Mortgage-backed securities	97,759	57	(1,153)	96,663
	115,800	106	(1,163)	114,743
Equity securities:
FNMA	8	20	—	28
Federal Ag Mortgage	7	2	—	9
Other Investments	25	—	—	25
	40	22	—	62
	$115,840	$128	$(1,163)	$114,805

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$998	$—	$—	$998
Federal Home Loan Bank	3,199	69	—	3,268
Municipal bonds	4,502	39	(12)	4,529
Preferred Term Securities	9,000	—	—	9,000
Mortgage-backed securities	81,808	90	(637)	81,261
	99,507	198	(649)	99,056
Equity securities:
FNMA	8	—	(1)	7
Federal Ag Mortgage	7	3	—	10
	15	3	(1)	17
	$99,522	$201	$(650)	$99,073

The following table presents the fair value and age of gross unrealized losses by investment category at December 31, 2004 in accordance with Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
Municipal bonds	$1,792	$(10)	$—	$—	$1,792	$(10)
Mortgage-backed securities	66,750	(900)	19,846	(253)	86,596	(1,153)
	$68,542	$(910)	$19,846	$(253)	$88,388	$(1,163)

Management does not believe any individual unrealized losses as of December 31, 2004 represent an other-than-temporary impairment.  The unrealized losses reported for mortgage-backed securities relate to securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses are primarily attributable to changes in interest rates and as a group were less than 1.3% of its respective amortized cost basis.  The Company has the ability to hold the securities to maturity or for a time necessary to recover the amortized cost.

The Company invests in investment securities issued by FNMA and FHLMC.  FNMA and FHLMC are government-sponsored enterprises (“GSEs”).  GSE, as defined in the Omnibus Budget Reconciliation Act of 1990, refers to a private corporation that operates under a charter granted by Congress.  The majority of its board of directors must be elected by the private shareholders, though some portion may be appointed by Congress or the President.  Its central function is to serve as a financial intermediary, making loans or issuing loan guarantees to borrowers or sectors identified in the enabling legislation.  The funds may be raised in a variety of ways, but in no case are the liabilities of the GSE to be backed by the full faith and credit of the federal government.  The legislation specifically states that a GSE does not have the power to tax or regulate and cannot make financial commitments in the name of the federal government and that members of its staff are not employees of the federal government.  However, management believes that GSEs are generally perceived by the credit markets to have an implicit federal government guarantee backing its obligations.

Management cannot predict the role of GSEs in the future or how Congress would respond to accounting or credit issues that may affect GSEs.  Management presently expects to continue to invest in investment securities issued by FNMA and FHLMC in the normal course of business.  If Congress would ever eliminate the implicit guarantee associated with securities issued by GSEs, the outcome would most likely not be beneficial to the Company.

NOTE 6.          SEGMENT REPORTING

             Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.  The Company’s reportable segments are “banking” (including leasing activities) and “other”.  The “banking” segment is conducted through the Bank and Mid America Capital and the “other” segment is composed of smaller nonreportable segments, the Company and inter-segment eliminations.

             The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources and monitoring performance, which is primarily based on products.

Three Months Ended December 31, 2004	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,487	$(683)	$6,804
Intersegment interest income	(288)	288	—
Provision for losses on loans and leases	(196)	—	(196)
Noninterest income	2,375	(36)	2,339
Intersegment noninterest income	(80)	80	—
Noninterest expense	(6,167)	(272)	(6,439)
Intersegment noninterest expense	1	(1)	—
Income (loss) from continuing operations before income taxes	$3,132	$(624)	$2,508

Total assets at December 31, 2004	$845,102	$3,754	$848,856

Three Months Ended December 31, 2003	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$6,863	$(743)	$6,120
Intersegment interest income	(198)	198	—
Provision for losses on loans and leases	(634)	—	(634)
Noninterest income	2,524	(52)	2,472
Intersegment noninterest income	(100)	100	—
Noninterest expense	(5,696)	(220)	(5,916)
Intersegment noninterest expense	2	(2)	—
Income (loss) from continuing operations before income taxes	$2,761	$(719)	$2,042

Total assets at December 31, 2003	$785,935	$2,603	$788,538

Six Months Ended December 31, 2004	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$14,642	$(1,298)	$13,344
Intersegment interest income	(534)	534	—
Provision for losses on loans and leases	(375)	—	(375)
Noninterest income	4,599	(62)	4,537
Intersegment noninterest income	(172)	172	—
Noninterest expense	(12,220)	(550)	(12,770)
Intersegment noninterest expense	2	(2)	—
Income (loss) from continuing operations before income taxes	$5,942	$(1,206)	$4,736

Total assets at December 31, 2004	$845,102	$3,754	$848,856

Six Months Ended December 31, 2003	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$13,538	$(1,049)	$12,489
Intersegment interest income	(404)	404	—
Provision for losses on loans and leases	(1,071)	—	(1,071)
Noninterest income	5,288	(6)	5,282
Intersegment noninterest income	(188)	188	—
Noninterest expense	(12,146)	(504)	(12,650)
Intersegment noninterest expense	4	(4)	—
Income (loss) from continuing operations before income taxes	$5,021	$(971)	$4,050

Total assets at December 31, 2003	$785,935	$2,603	$788,538

NOTE 7.          DEFINED BENEFIT PLAN

The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours in a plan year.  The benefits are based on 6% of each eligible participant’s annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year treasury note rates.  The Company’s funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time.  One hundred percent vesting occurs after five years with a normal retirement age of 65, with provisions for early retirement at age 62.  Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Service cost	$113,536	$107,695	$227,071	$215,389
Interest cost	91,584	81,077	183,169	162,154
Expected return on plan assets	(92,629)	(60,988)	(185,258)	(121,976)
Amortization of prior losses	8,297	13,681	16,594	27,362
Accretion of prior service cost	—	(10,882)	—	(21,765)
Amortization of transition asset	2,907	2,907	5,815	5,815
Total costs recognized in expense	$123,695	$133,490	$247,391	$266,979

The Company previously disclosed in its consolidated financial statements for Fiscal 2004, which are included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for Fiscal 2004, that it contributed $670,000 to fund its qualified pension plan.  During the quarter ended December 31, 2004, the Company made contributions of $662,000 to fund its qualified pension plan.  The Company anticipates no additional contributions for this fiscal year ending June 30, 2005 (“Fiscal 2005”).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, contain “forward-looking statements” that deal with future results, expectations, plans and performance.  In addition, the Company’s management may make forward-looking statements orally to the media, securities analysts, investors or others.  These forward-looking statements might include one or more of the following:

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

Executive Summary

             The Company’s net income for the second quarter of Fiscal 2005 was $1.6 million, or $0.45 per diluted share, compared to $1.3 million, or $0.34 per diluted share, for the second quarter of Fiscal 2004.  For the first six months of Fiscal 2005, net income was $3.1 million, or $0.86 per diluted share, compared to $2.6 million, or $0.70 per diluted share, for the first six months of Fiscal 2004.  Return on average equity was 11.72% at December 31, 2004 compared to 10.31% at December 31, 2003.

The national low rate environment over the last fiscal two years affected our net interest margin for the first six months of Fiscal 2005, as net interest margin was 3.36% compared to 3.45% for the same period a year ago.  Net interest margin was 3.41% for the quarter ended December 31, 2004 as compared to 3.41% at December 31, 2003.  Net interest margin in dollars for the first six months of Fiscal 2005 was $13.3 million which has increased by $855,000, or 6.8%, over the same period a year ago.  Net interest margin increased $684,000, or 11.2%, to $6.6 million for the three months ended December 31, 2004 from $6.1 million for same period in the prior fiscal year.  The change in net interest margin for the three and six months ended December 31, 2004 as compared to the same period a year ago was due in large part to the recent increases in the national prime rate from 4.00% at June 30, 2004 to 5.25% at December 31, 2004.  In addition, the Company’s interest-earning assets on average through the first six months of Fiscal 2005 have increased 9.9% from the same period a year ago.  The variability of the net interest margin ratio is affected by many aspects including Federal Reserve policies for short-term interest rates, competitive and economic factors, and customer preferences for various products and services.

In April 2004, the Company announced the renewal of its annual stock buyback program effective May 2004.  During the second quarter ended December 31, 2004, the Company acquired 9,100 shares.  Through the first six months of Fiscal 2005, the Company acquired 51,800 shares.

The total risk-based capital ratio of 10.91% at December 31, 2004 is above the 10.60% at December 31, 2003, an increase of 31 basis points.  This places the Bank in the “well capitalized” category within Office of Thrift Supervision (“OTS”) regulation at December 31, 2004 and is consistent with the “well capitalized” OTS category in which the Company plans to operate.  The Company has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans and a loan securitization.  During the second quarter of Fiscal 2005, the Company experienced loan payoffs in multi-family and commercial real estate due to competitive factors.

Credit quality of the Company has improved over the last fiscal year as a result of a combination of disciplined underwriting standards, good economic health of the region and resolution of a few significant impaired loans.  Nonperforming assets at December 31, 2004 were $3.5 million in comparison to $4.9 million a year ago, a decrease of $1.4 million or 29.9%.  The ratio of nonperforming assets to total assets declined to 0.41% at December 31, 2004, compared to 0.63% at December 31, 2003.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This analysis gives the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.  These efforts supported a decrease in the allowance for loan and lease losses to $3.5 million at December 31, 2004 compared to $4.0 million at December 31, 2003.

The Company’s liquidity structure is primarily based on providing reasonably priced deposits and obtaining Federal Home Loan Bank of Des Moines (“FHLB”) advances to fund lending operations. This process is supplemented by access to contingent funding sources including FHLB and Federal Reserve Bank (“FRB”) advances along with other wholesale funding sources and loan securitizations.  Through the process, the Company is able to manage the liquidity needs of the Company.

The efficiency ratio for the six months ended December 31, 2004 was 71.42% compared to 71.18% for the six months ended December 31, 2003.  Noninterest expense was $6.4 million for the quarter ended December 31, 2004 compared to $5.9 million for the second quarter ended December 31, 2003, an increase of 8.8%.  For the first six months of Fiscal 2005, noninterest expense is $12.8 million, compared to $12.7 million a year ago for an increase of 0.9%.  Compensation and employee benefits expense for the first six months of Fiscal 2005 accounted for an increase of $276,000 from the same period a year ago.  Net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements for the first six months of Fiscal 2005 were $594,000, compared to $867,000 for the same period a year ago, a decrease of 31.5%.

Noninterest income was $2.3 million for the quarter ended December 31, 2004 compared to $2.5 million at December 31, 2003, a decrease of 5.4%.  For the first six months of Fiscal 2005, noninterest income is $4.5 million, compared to $5.3 million for the same time period a year ago, for a decrease of 14.1%.  This shortfall was driven primarily by the volume shortfall on gains on sale of single-family mortgage and student loans.  Gain on sale of loans was $336,000 for the first six months of Fiscal 2005, compared to $834,000 for the same a period a year ago, a decline of 59.7%.

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

Financial Condition Data

            At December 31, 2004, the Company had total assets of $848.9 million, an increase of $1.8 million from the level at June 30, 2004.  The increase in assets was due primarily to increases in net loans and leases receivable of $4.8 million, loans held for sale of $2.0 million, cash and cash equivalents of $1.2 million and FHLB stock of $813,000 offset by a decrease in securities available for sale of $7.9 million.  The decrease in liabilities of $890,000 from June 30, 2004 to December 31, 2004 was primarily due to a decrease in deposits of $9.4 million offset by an increase in advances from the FHLB and other borrowings of $7.5 million.  In addition, stockholders’ equity increased $2.7 million to $54.3 million at December 31, 2004 from $51.6 million at June 30, 2004 primarily due to net income of $3.1 million.

The increase in net loans and leases receivable of $4.8 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.

The increase in loans held for sale of $2.0 million was primarily due to student loans held for sale increasing $2.8 million from $324,000 at June 30, 2004 to $3.1 million at December 31, 2004.  During the second quarter of Fiscal 2004, the Company began classifying its student loan portfolio as held for sale.  Mortgage loans held for sale decreased $811,000 from $10.0 million at June 30, 2004 to $9.2 million at December 31, 2004.

The increase in cash and cash equivalents of $1.2 million was primarily due to the timing of items in clearing.

The net increase in FHLB stock of $813,000 was primarily the result of the Company’s redemption of $1.7 million of stock offset by purchases of FHLB stock of $2.5 million.

The decrease in securities available for sale of $7.9 million was primarily the result of sales, maturities and repayments of $30.4 million exceeding purchases of $21.8 million.  Included in the $30.4 million of sales, maturities and repayments was approximately $12.6 million of sales of variable-rate, mortgage backed securities and $16.6 million of mortgage-backed securities principal repayments.  The purchases of $21.8 million included variable-rate, mortgage-backed securities of $20.2 million.

The $9.4 million decrease in deposits was due to decreases in in-market certificates of deposit of $14.6 million, savings accounts of $12.7 million and money market accounts of $3.7 million offset by increases in interest bearing checking accounts of $11.2 million, noninterest bearing checking accounts of $5.4 million and out-of-market certificates of deposit of $4.9 million.  Public fund deposits decreased $26.4 million at December 31, 2004 from the levels at June 30, 2004 primarily due to decreases in out-of-market demand accounts of $16.0 million, in-market savings accounts of $12.4 million and in-market certificates of deposit of $9.0 million offset by increases in in-market demand accounts of $10.4 million and out-of-market certificates of deposit of $600,000.

Advances from the FHLB and other borrowings increased $7.5 million, which was primarily due to an increase in FHLB borrowings of $19.3 million.  The increase in FHLB borrowings was primarily the result of a $9.4 million decrease in deposits and a $4.8 million increase in net loans and leases receivable.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts at the dates indicated.

	At December 31, 2004		At June 30, 2004
		Percent of		Percent of
		Loans in		Loans in
	Amount	Each Category	Amount	Each Category
	(Dollars in Thousands)

One-to four-family (1)	$95,219	14.67%	$93,721	14.54%
Commercial real estate	98,745	15.21%	89,356	13.86%
Multi-family real estate	35,364	5.45%	42,572	6.61%
Commercial business	109,926	16.93%	124,033	19.24%
Equipment finance leases	28,783	4.43%	27,019	4.19%
Consumer Direct (2) (3)	112,223	17.29%	108,755	16.87%
Consumer Indirect	92,009	14.17%	87,839	13.63%
Agricultural	65,976	10.16%	63,370	9.83%
Construction and development	10,980	1.69%	7,886	1.23%
Total Loans and Leases Receivable (4)	$649,225	100.00%	$644,551	100.00%

(1)     Excludes $9,216 and $10,027 loans held for sale at December 31, 2004 and June 30, 2004, respectively.

(2)     Includes mobile home loans.

(3)     Excludes $3,118 and $324 student loans held for sale at December 31, 2004 and June 30, 2004, respectively.

          During the second quarter of Fiscal 2004, the Company began classifying its student loan portfolio as held for sale.

(4)     Includes deferred loan fees and discounts and undisbursed portion of loans in process.

	At December 31, 2004		At June 30, 2004
		Percent of		Percent of
		Deposits in		Deposits in
	Amount	Each Category	Amount	Each Category
	(Dollars in Thousands)

Noninterest bearing checking accounts	$80,654	12.42%	$75,251	11.42%
Interest bearing accounts	56,987	8.78%	45,738	6.94%
Money market accounts	208,277	32.07%	211,928	32.17%
Savings accounts	51,013	7.86%	63,670	9.67%
Certificates of deposit	252,415	38.87%	262,132	39.80%
Total Deposits	$649,346	100.00%	$658,719	100.00%

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

Rate/Volume Analysis of Net Interest Income

	THREE MONTHS ENDED DECEMBER 31,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$671,387	$10,204	6.03%	$611,711	$9,112	5.91%
Investment securities (2) (3)	113,906	996	3.47%	96,322	702	2.89%
FHLB stock	6,576	49	2.96%	4,540	30	2.62%

Total interest-earning assets	791,869	$11,249	5.64%	712,573	$9,844	5.48%
Noninterest-earning assets	66,704			61,490
Total assets	$858,573			$774,063

Interest-bearing liabilities:
Deposits:
Checking and money market	$264,507	$1,077	1.62%	$227,132	$631	1.10%
Savings	45,053	111	0.98%	47,098	67	0.56%
Certificates of deposit	259,927	1,753	2.68%	257,301	1,779	2.74%
Total interest-bearing deposits	569,487	2,941	2.05%	531,531	2,477	1.85%
FHLB advances and other borrowings	115,391	1,102	3.79%	77,051	921	4.74%
Subordinated debentures payable to trusts	27,837	402	5.73%	27,000	326	4.79%

Total interest-bearing liabilities	712,715	4,445	2.47%	635,582	3,724	2.32%
Noninterest-bearing deposits	75,948			66,685
Other liabilities	16,156			21,020
Total liabilities	804,819			723,287
Equity	53,754			50,776
Total liabilities and equity	$858,573			$774,063

Net interest income; interest rate spread (4)		$6,804	3.17%		$6,120	3.16%

Net interest margin (4) (5)			3.41%			3.41%

(1)     Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)     Includes federal funds sold.

(3)     Yields do not reflect the tax exempt nature of loans and municipal securities.

(4)     Percentages for the six months ended December 31, 2004 and December 31, 2003 have been annualized.

(5)     Net interest margin is net interest income divided by average interest-earning assets.

	SIX MONTHS ENDED DECEMBER 31,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$667,444	$19,938	5.93%	$617,622	$18,718	6.01%
Investment securities (2) (3)	115,068	1,917	3.30%	95,403	1,345	2.80%
FHLB stock	6,228	84	2.68%	4,610	65	2.80%

Total interest-earning assets	788,740	$21,939	5.52%	717,635	$20,128	5.56%
Noninterest-earning assets	66,326			60,892
Total assets	$855,066			$778,527

Interest-bearing liabilities:
Deposits:
Checking and money market	$262,359	$1,972	1.49%	$226,195	$1,262	1.11%
Savings	47,982	217	0.90%	47,141	137	0.58%
Certificates of deposit	261,680	3,523	2.67%	260,874	3,674	2.79%
Total interest-bearing deposits	572,021	5,712	1.98%	534,210	5,073	1.88%
FHLB advances and other borrowings	110,879	2,108	3.77%	81,653	1,989	4.83%
Subordinated debentures payable to trusts	27,837	775	5.52%	24,000	577	4.77%
Total interest-bearing liabilities	710,737	8,595	2.40%	639,863	7,639	2.37%
Noninterest-bearing deposits	73,288			68,107
Other liabilities	18,020			20,316
Total liabilities	802,045			728,286
Equity	53,021			50,241
Total liabilities and equity	$855,066			$778,527

Net interest income; interest rate spread (4)		$13,344	3.12%		$12,489	3.19%

Net interest margin (4) (5)			3.36%			3.45%

(1)     Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)     Includes federal funds sold.

(3)     Yields do not reflect the tax exempt nature of loans and municipal securities.

(4)     Percentages for the six months ended December 31, 2004 and December 31, 2003 have been annualized.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2004 vs 2003			2004 vs 2003
	Increase	Increase			Increase
	(Decrease)	(Decrease)	Total	Increase	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$889	$203	$1,092	$1,510	$(290)	$1,220
Investment securities (2)	128	166	294	277	295	572
FHLB stock	14	5	19	23	(4)	19

Total interest-earning assets	$1,031	$374	$1,405	$1,810	$1	$1,811

Interest-bearing liabilities:
Deposits:
Checking and money market	$104	$342	$446	$202	$508	$710
Savings	(3)	47	44	2	78	80
Certificates of deposit	18	(44)	(26)	11	(162)	(151)
Total interest-bearing deposits	119	345	464	215	424	639
FHLB advances and other borrowings	458	(277)	181	712	(593)	119
Subordinated debentures payable to trusts	10	66	76	92	106	198

Total interest-bearing liabilities	$587	$134	$721	$1,019	$(63)	$956

Net interest income increase			$684			$855

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

The allowance is compiled by utilizing the Company’s loan and lease risk rating system, which is structured to identify weaknesses in the loan and lease portfolio.  The risk rating system has evolved to a process whereby management believes the system will properly identify the credit risk associated with the loan and lease portfolio.  Due to the stratification of loans and leases for the allowance calculation, the estimate of the allowance for loan and lease losses could change materially if the loan and lease risk rating system would not properly identify the strength of a large or a few large loan and lease customers.  Although management believes that it uses the best information available to determine the allowance, unforeseen market or borrower conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.

Mortgage Servicing Rights (“MSR”) – The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans.  The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets.  The asset is amortized in proportion to and over the period of estimated net servicing income.

At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. The Company’s MSRs are primarily servicing rights acquired on South Dakota Housing Development Authority first time home buyers program.  Due to the lack of quoted markets for the Company’s servicing portfolio, the Company estimates the fair value of the MSRs using present value of future cash flow analysis.  If the analysis produces a fair value that is greater than or equal to the amortized book value of the MSRs, no impairment is recognized.  If the fair value is less than the book value, an expense for the difference is charged to earnings by initiating a MSR valuation account.  If the Company determines this impairment is temporary, any future changes in fair value are recorded as a change in earnings and the valuation.  If the Company determines the impairment to be permanent, the valuation is written off against the MSRs, which results in a new amortized balance.

Due to the substantial decline in interest rates over the last several fiscal years, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at December 31, 2004.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $3.5 million at December 31, 2004 from $2.3 million at June 30, 2004, an increase of $1.2 million, or 52.3%.  Accruing loans and leases delinquent more than 90 days increased $1.5 million from the levels at June 30, 2004 primarily due to one agricultural loan relationship, which was paid down by $1.2 million subsequent to December 31, 2004.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.41% at December 31, 2004 from 0.27% at June 30, 2004.

Nonaccruing loans and leases decreased 27.9% or $435,000 to $1.1 million at December 31, 2004 compared to $1.6 million at June 30, 2004.  Included in nonaccruing loans and leases at December 31, 2004 was three loans totaling $130,000 secured by one- to four-family real estate, one loan totaling $71,000 secured by commercial real estate, six commercial business loans totaling $426,000 and 32 consumer loans totaling $499,000.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have increased $1.5 million to $2.0 million at December 31, 2004 compared to $502,000 at June 30, 2004.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans and leases are deemed impaired.  Loans and leases that are not performing do not necessarily result in a loss.

As of December 31, 2004, the Company had $290,000 of foreclosed assets.  The balance of foreclosed assets at December 31, 2004 consisted of $150,000 of consumer collateral owned and $140,000 of single family collateral owned.

At December 31, 2004, the Company had designated $13.8 million of its assets as special mention and classified $2.2 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At December 31, 2004 the Company had $29.2 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, none of which were classified as of December 31, 2004.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the December 31, 2004 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at December 31, 2004 will be adequate in the future.

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

	Nonperforming Assets As Of
	December 31,	June 30,
	2004	2004
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$130	$86
Commercial real estate	71	75
Commercial business	426	795
Equipment finance leases	—	21
Consumer (1)	499	564
Agricultural	—	20
Total	1,126	1,561

Accruing loans and leases delinquent more than 90 days:
One- to four-family	146	—
Commercial real estate	55	—
Commercial business	381	221
Equipment finance leases	117	281
Consumer (1)	8	—
Agricultural	1,342	—
Total	2,049	502

Foreclosed assets: (2)
One- to four-family	140	100
Consumer (1)	150	112
Total	290	212

Total nonperforming assets	$3,465	$2,275

Ratio of nonperforming assets to total assets	0.41%	0.27%

Ratio of nonperforming loans and leases to total loans and leases (3) (4)	0.48%	0.32%

(1)     Includes mobile home loans.

(2)     Total foreclosed assets do not include land or other real estate owned held for sale.

(3)     Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(4)     Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Six Months Ended December 31,
	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$3,605	$3,842
Charge-offs:
One- to four-family	—	(6)
Commercial real estate	—	(16)
Commercial business	(126)	(339)
Equipment finance leases	(11)	(23)
Consumer (1)	(540)	(677)
Agriculture	(14)	—
Total charge-offs	(691)	(1,061)
Recoveries:
One- to four-family	8	4
Commercial business	25	2
Equipment finance leases	1	54
Consumer (1)	119	101
Agriculture	72	—
Total recoveries	225	161

Net (charge-offs)	(466)	(900)

Additions charged to operations	375	1,071

Balance at end of period	$3,514	$4,013

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period (2)	(0.07)%	(0.15)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (2)	0.53%	0.66%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (3)	110.68%	83.21%

(1)     Includes mobile home loans.

(2)     Total and average loans and leases include loans held for sale.

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

	FASB 5 Allowance for Loan and Lease Losses	FASB 114 Impaired Loan Valuation Allowance	FASB 5 Allowance for Loan and Lease Losses	FASB 114 Impaired Loan Valuation Allowance
Loan Type	At December 31, 2004		At June 30, 2004
	(Dollars in Thousands)

One- to four-family	$184	$—	$15	$—
Commercial real estate	217	—	135	—
Multi-family real estate	87	—	85	—
Commercial business	765	—	970	—
Equipment finance leases	318	—	296	4
Consumer (1)	1,607	—	1,736	—
Agricultural	336	—	364	—
Total	$3,514	$—	$3,601	$4

(1) Includes mobile home loans.

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At December 31, 2004
	(Dollars in Thousands)
Equipment finance leases	—	$—	$—
Commercial real estate	1	65	—
Commercial business	4	120	—
Total	5	$185	$—

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2004
	(Dollars in Thousands)
Equipment finance leases	1	$4	$4
Commercial real estate	1	73	—
Commercial business	5	175	—
Total	7	$252	$4

The allowance for loan and lease losses was $3.5 million at December 31, 2004 as compared to $4.0 million at December 31, 2003. The ratio of the allowance for loan and lease losses to total loans and leases was 0.53% at December 31, 2004 compared to 0.66% at December 31, 2003, a decrease of 19.7%. The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended December 31, 2004 and December 31, 2003

General. The Company’s net income was $1.6 million, or $0.46 and $0.45 for basic and diluted earnings per share, respectively, for the three months ended December 31, 2004, a $379,000 increase in earnings compared to $1.3 million, or $0.35 and $0.34 for basic and diluted earnings per share, respectively, for the same period in the prior fiscal year. For the three months ended December 31, 2004, the return on average equity was 12.26%, a 22.6% increase compared to 10.00% for the same period in the prior fiscal year. For the three months ended December 31, 2004, the return on average assets was 0.77%, a 16.7% increase compared to 0.66% for the same period in the prior fiscal year. As discussed in more detail below, the increases were due to a variety of key factors, including an increase in net interest income of $684,000 and a decrease in provision for losses on loans and leases of $438,000 offset by a decrease in noninterest income of $133,000 and increases in noninterest expense of $523,000 and income tax expense of $87,000.

Interest, Dividend and Loan Fee Income. Interest, dividend and loan fee income was $11.2 million for the three months ended December 31, 2004 as compared to $9.8 million for the same period in the prior fiscal year, an increase of $1.4 million or 14.3%. A $889,000 increase in interest, dividend and loan fee income was the result of a 9.8% increase in the average volume of loans and leases receivable and a $203,000 increase in interest, dividend and loan fee income due to an increase in the average yield on loans and leases receivable from 5.91% for the three months ended December 31, 2003 to 6.03% for the three months ended December 30, 2004. The average yield on total interest-earning assets was 5.64% for the three months ended December 31, 2004 as compared to 5.48% for the same period in the prior fiscal year.

Interest Expense. Interest expense was $4.4 million for the three months ended December 31, 2004 as compared to $3.7 million for the same period in the prior fiscal year, an increase of $721,000 or 19.4%. A $345,000 increase in interest expense was the result of an increase in average yield on interest-bearing deposits from 1.85% for the three months ended December 31, 2003 to 2.05% for the three months ended December 31, 2004. A $458,000 increase in interest expense was the result of a 49.8% increase in the average balance of FHLB advances and other borrowings offset by a decrease of $277,000 as a result of the average yield on FHLB advances and other borrowings decreasing from 4.74% for the three months ended December 31, 2003 to 3.79% for the three months ended December 31, 2004. Average interest-bearing deposits increased $38.0 million while FHLB advances and other borrowings increased $38.3 million. An increase of $587,000 in interest expense was the result of a 12.1% increase in the average balance of interest bearing liabilities from $635.6 million for the three months ended December 31, 2003 to $712.7 million for the three months ended December 31, 2004.

Net Interest Income. The Company’s net interest income for the three months ended December 31, 2004 increased $684,000, or 11.2%, to $6.8 million compared to $6.1 million for the same period in the prior fiscal year. The increase in net interest income was due primarily to an increase in the average balance of interest earning assets for the three months ended December 31, 2004 compared to the same period in the prior fiscal year. In addition, gradually increasing rates over the prior quarter and the prime rate increasing from 4.00% at June 30, 2004 to 5.25% at December 31, 2004 contributed to an increase in net interest income. The Company’s net interest margin was 3.41% for the second quarter of Fiscal 2005 as compared to 3.41% for the same period in the prior fiscal year.

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

During the three months ended December 31, 2004, the Company recorded a provision for losses on loans and leases of $196,000 compared to $634,000 for the three months ended December 31, 2003, a decrease of $438,000. See “Asset Quality” for further discussion.

Noninterest Income. Noninterest income was $2.3 million for the three months ended December 31, 2004 as compared to $2.5 million for the same period in the prior fiscal year, a decrease of $133,000 or 5.4%. The decrease in noninterest income was due primarily to decreases in net gain on sale of loans of $78,000 and other noninterest income of $109,000 offset by an increase in fees on deposits of $70,000.

Net gain on sale of loans was $234,000 for the three months ended December 31, 2004 as compared to $312,000 for the same period in the prior fiscal year, a decrease of $78,000 or 25.0%. The decrease was primarily due to a decrease in the amount of residential mortgage loans sold into the secondary market during the second quarter of Fiscal 2005 as compared to the same period in the prior fiscal year. Residential mortgage loan production decreased 1.3% in dollar volume for the three months ended December 31, 2004 as compared to the same period in the prior fiscal year.

Other noninterest income decreased 21.5% to $397,000 for the three months ended December 31, 2004 as compared to $506,000 for the same period in the prior fiscal year primarily due to a decrease in securitization income of $58,000 as a result of a decrease in the principal balance of securitized loans. The remaining $51,000 decrease in other noninterest income is comprised of miscellaneous and various other noninterest income.

Fees on deposits increased $70,000 primarily due to an increase in fees collected on automatic teller machine (“ATM”) transactions from outside customers of $52,000. The remaining increase in fees on deposits is comprised of various other deposit fee income.

Noninterest Expense. Noninterest expense was $6.4 million for the three months ended December 31, 2004 as compared to $5.9 million for the three months ended December 31, 2003, an increase of $523,000 or 8.8%. The increase in noninterest expense was due primarily to an increase in compensation and employee benefits of $590,000 offset by a decrease in occupancy and equipment of $56,000.

Compensation and employee benefits increased $590,000, or 16.7%, to $4.1 million for the three months ended December 31, 2004 as compared to $3.5 million for the three months ended December 31, 2003. The increase was primarily due to an increase of $504,000 for a year-to-date reclassification of deferred loan origination costs as a result of FASB Statement No. 91 in the three months ended December 31, 2003, which had the effect of decreasing noninterest income but reducing compensation and employee benefits expenses. There was also an increase of $298,000 in variable incentive pay for mortgage originations and a short-term compensation program. In addition, there was a decrease of $60,000 or 22.0% in net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements.

Occupancy and equipment decreased $56,000 for the three months ended December 31, 2004 compared to the same period in the prior fiscal year primarily due to a decrease in depreciation expense on fixed assets of $40,000.

Income tax expense. The Company’s income tax expense for the three months ended December 31, 2004 increased $87,000 or 11.3% to $860,000 compared to $773,000 for the same period in the prior fiscal year. The effective tax rate was 34.3% and 37.9% for the three months ended December 31, 2004 and December 31, 2003, respectively. The decrease in the effective tax rate for the quarter was the result of a decrease in the expected effective tax rate for Fiscal 2005 due to permanent tax differences.

Comparison of the Six Months Ended December 31, 2004 and December 31, 2003

General. The Company’s net income was $3.1 million, or $0.88 and $0.86 for basic and diluted earnings per share, respectively, for the six months ended December 31, 2004, a $517,000 increase in earnings compared to $2.6 million, or $0.73 and $0.70 for basic and diluted earnings per share, respectively, for the same period in the prior fiscal year. For the six months ended December 31, 2004, the return on average equity was 11.72%, a 13.7% increase compared to 10.31% for the same period in the prior fiscal year. For the six months ended December 31, 2004, the return on average assets was 0.73%, a 9.0% increase compared to 0.67% for the same period in the prior fiscal year. As discussed in more detail below, the increases were due to a variety of key factors, including an increase in net interest income of $855,000 and a decrease in provision for losses on loans and leases of $696,000 offset by a decrease in noninterest income of $745,000 and increases in noninterest expense of $120,000 and income tax expense of $169,000.

Interest, Dividend and Loan Fee Income. Interest, dividend and loan fee income was $21.9 million for the six months ended December 31, 2004 as compared to $20.1 million for the same period in the prior fiscal year, an increase of $1.8 million or 9.0%. A $1.5 million increase in interest, dividend and loan fee income was the result of a 8.1% increase in the average volume of loans and leases receivable offset by a decrease of $290,000 in interest, dividend and loan fee income due to a decrease in the average yield on loans and leases receivable from 6.01% for the six months ended December 31, 2003 to 5.93% for the six months ended December 31, 2004. The average yield on total interest-earning assets was 5.52% for the six months ended December 31, 2004 as compared to 5.56% for the same period in the prior fiscal year.

Interest Expense. Interest expense was $8.6 million for the six months ended December 31, 2004 as compared to $7.6 million for the same period in the prior fiscal year, an increase of $956,000 or 12.5%. A $424,000 increase in interest expense was the result of an increase in average yield on interest-bearing deposits from 1.88% for the six months ended December 31, 2003 to 1.98% for the six months ended December 31, 2004. A $712,000 increase in interest expense was the result of a 35.8% increase in the average balance of FHLB advances and other borrowings offset by a decrease of $593,000 as a result of the average yield on FHLB advances and other borrowings decreasing from 4.83% for the six months ended December 31, 2003 to 3.77% for the six months ended December 31, 2004. Average interest-bearing deposits increased $37.8 million while FHLB advances and other borrowings increased $29.2 million. An increase of $1.0 million in interest expense was the result of a 11.1% increase in the average balance of interest bearing liabilities from $639.9 million for the six months ended December 31, 2003 to $710.7 million for the six months ended December 31, 2004.

Net Interest Income. The Company’s net interest income for the six months ended December 31, 2004 increased $855,000, or 6.8%, to $13.3 million compared to $12.5 million for the same period in the prior fiscal year. The increase in net interest income was due primarily due to an increase in the average balance of interest earning assets for the six months ended December 31, 2004 compared to the same period in the prior fiscal year.

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

During the six months ended December 31, 2004, the Company recorded a provision for losses on loans and leases of $375,000 compared to $1.1 million for the six months ended December 31, 2003, a decrease of $696,000. See “Asset Quality” for further discussion.

Noninterest Income. Noninterest income was $4.5 million for the six months ended December 31, 2004 as compared to $5.3 million for the same period in the prior fiscal year, a decrease of $745,000 or 14.1%. The decrease in noninterest income was due primarily to decreases in net gain on sale of loans of $498,000 and other noninterest income of $351,000 offset by an increase in fees on deposits of $118,000.

Net gain on sale of loans was $336,000 for the six months ended December 31, 2004 as compared to $834,000 for the same period in the prior fiscal year, a decrease of $498,000 or 59.7%. The decrease was primarily due to a decrease in the amount of residential mortgage loans sold into the secondary market during the six months ended December 31, 2004 as compared to the same period in the prior fiscal year. Residential mortgage loan production decreased 44.6% in dollar volume for the six months ended December 31, 2004 as compared to the same period in the prior fiscal year.

Other noninterest income decreased 29.8% to $829,000 for the six months ended December 31, 2004 as compared to $1.2 million for the same period in the prior fiscal year primarily due to the sale of the property and casualty book of business during the first quarter of the prior fiscal year of $116,000, a decrease in securitization income of $123,000 primarily due to a decrease in the principal balance of securitized loans and a decrease in commission and insurance income in the amount of $46,000 primarily due to the sale of the Company’s property and casualty book of business. The remaining $66,000 decrease in other noninterest income is comprised of miscellaneous and various other noninterest income.

Fees on deposits increased $118,000 primarily due to an increase in fees collected on ATM transactions from outside customers of $87,000.  The remaining increase in fees on deposits is comprised of various other deposit fee income.

Noninterest Expense. Noninterest expense was $12.8 million for the six months ended December 31, 2004 as compared to $12.7 million for the six months ended December 31, 2003, an increase of $120,000 or 1.0%. The increase in noninterest expense was due primarily to an increase in compensation and employee benefits of $276,000 offset by decreases in occupancy and equipment of $87,000 and other noninterest expenses of $69,000.

Compensation and employee benefits increased $276,000, or 3.5%, to $8.1 million for the six months ended December 31, 2004 as compared to $7.9 million for the six months ended December 31, 2003. An increase of $374,000 was due to deferred loan origination costs reflecting primarily lower mortgage originations. There was also an increase of $217,000 in variable incentive pay for mortgage originations and a short-term compensation program. In addition, there was a decrease of $273,000 or 31.5% in net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements.

Occupancy and equipment decreased $87,000 for the six months ended December 31, 2004 compared to the same period in the prior fiscal year primarily due to a decrease in depreciation expense on fixed assets of $94,000.

Other noninterest expense decreased 2.2%, or $69,000, for the six months ended December 31, 2004 as compared to the same period in the prior fiscal year primarily due to decreases in ATM servicer expense of $70,000, loan servicing costs of $62,000 and consultant services of $40,000 offset by increases in advertising of $110,000 and data communications of $51,000. The remaining $58,000 decrease in other noninterest expense is comprised of miscellaneous and various other general and administrative expenses.

Income tax expense. The Company’s income tax expense for the six months ended December 31, 2004 increased $169,000 or 11.6% to $1.6 million compared to $1.5 million for the same period in the prior fiscal year. The effective tax rate was 34.4% and 36.0% for the six months ended December 31, 2004 and December 31, 2003, respectively. The decrease in effective tax rate was the result of a decrease in the expected effective tax rate for the year ending June 30, 2005 due to permanent tax differences.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2004, the Bank had outstanding commitments to originate residential mortgage loans of $13.8 million, commercial and agricultural real estate loans of $10.1 million and commercial business loans of $6.2 million. In addition, the Bank had outstanding commitments to sell residential mortgage loans of $11.7 million and consumer student loans of $3.1 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to fundings for use in liquidity management. At December 31, 2004, the Bank had no commitments to purchase or sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. The Bank currently has two $10.0 million unsecured lines of federal funds with correspondent banks. There were no funds drawn on either line of credit at December 31, 2004. Additionally, as of December 31, 2004, the Bank had $17.1 million in out-of-market certificates of deposit and $2.4 million in out-of-market money market accounts. The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors’ approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

The Company currently has in effect a stock buy back program in which up to 10% of the common stock of the Company outstanding on May 1, 2004 may be acquired through April 30, 2005. A total of 51,800 shares of common stock have been purchased pursuant to the current program, of which 9,100 shares were purchased during the three months ended December 31, 2004. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at December 31, 2004, the Bank met all current capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts. The Bank had Tier 1 (core) capital of 8.65% at December 31, 2004. The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had total risk-based capital of 10.91% at December 31, 2004.

Off-Balance Sheet Financing Arrangements

During the fiscal year ended June 30, 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Automobile Securitization Trust. The outstanding balance of the securitized automobile loans was $13.8 million at September 30, 2004. As part of the sales transaction, the Bank retains servicing responsibilities and a retained interest in the receivables, which is subordinated to third party investors’ interests. The receivables were sold without legal recourse. The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank access to the national capital markets. See Note 4 of the “Notes to Consolidated Financial Statements” for further detail.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value. This would be effective for the Company for the interim reporting period ending September 30, 2005.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the NPV estimate indicates an increase in net value. The converse situation can also be expected. One approach used to quantify interest rate risk is the NPV analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at September 30, 2004 (the most recent report available) and December 31, 2003, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or-100 basis points, measured in 100 basis point increments). Due to the abnormally low prevailing interest rate environment, -200 and-300 NPV were not estimated by the OTS. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 or that the Company’s primary market risk exposures and how those exposures were managed during the six months ended December 31, 2004 changed significantly when compared to June 30, 2004.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of September 30, 2004” and “Selected Asset and Liability Price Tables as of December 31, 2003”. Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

September 30, 2004

	Estimated NPV Amount	Estimated Increase (Decrease) in NPV
Change in Interest Rates		Amount	Percent
Basis Points
	(Dollars in thousands)

+300	$100,094	$(7,375)	(7)%
+200	104,319	(3,150)	(3)
+100	106,993	(476)	—
—	107,469	—	—
-100	103,782	(3,687)	(3)

December 31, 2003

	Estimated NPV Amount	Estimated Increase (Decrease) in NPV
Change in Interest Rates		Amount	Percent
Basis Points
	(Dollars in thousands)

+300	$88,563	$(2,124)	(2)%
+200	91,073	386	—
+100	92,198	1,511	2
—	90,687	—	—
-100	87,645	(3,042)	(3)

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

Item 4. Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) (“Disclosure Controls and Procedures”), and have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under the Exchange Act. There were no significant changes in the Company’s internal control over financial reporting or identified in the above referenced evaluation that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The Company, the Bank and their subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and/or the Bank in the proceedings, that the resolution of these proceedings are not likely to have a material effect on the Company’s consolidated financial position or results of operations. The Company and its direct and indirect subsidiaries are not aware of any legal actions or proceedings outside of the normal course of business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Current Program

October 1 – 31, 2004	500	$16.16	500	309,781
November 1 – 30, 2004	5,800	$15.45	5,800	303,981
December 1 – 31, 2004	2,800	$16.55	2,800	301,181

2nd Quarter Total	9,100	$15.76	9,100

All of the purchases were made under the Company’s stock buy back program, which was publicly announced on April 26, 2004 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2004, which equals 352,981 shares, may be acquired through April 30, 2005. A total of 51,800 shares of common stock have been purchased pursuant to the current program, 9,100 of which were purchased in the open-market during the three months ended December 31, 2004.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on November 17, 2004 (the “Annual Meeting”), the stockholders elected the two individuals nominated to serve as Class II directors until 2007 or until their respective successors are elected and qualified, as set forth in Proposal 1 in the Company’s Proxy Statement relating to the Annual Meeting. The two individuals elected, and the number of votes cast for, or withheld, with respect to each of them, is as follows:

Robert Hanson	For:	3,200,792	Vote Withheld:	55,249
Steven R. Sershen	For:	3,200,902	Vote Withheld:	55,139

Additionally, the following directors continue to serve on the Board of Directors following the Annual Meeting: Curtis J. Bernard, Curtis L. Hage, Jeffrey G. Parker, Wm. G. Pederson and Thomas L. Van Wyhe.

Item 5.    Other Information

None

Item 6.    Exhibits

Regulation S-K Exhibit Number	Document
10.1	Real Estate Purchase Agreement, dated December 21, 2004, by and between the Company and MVB Properties, Inc.
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HF FINANCIAL CORP.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.

(Registrant)

Date:	February 11, 2005	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	February 11, 2005	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number
10.1	Real Estate Purchase Agreement, dated December 21, 2004, by and between the Company and MVB Properties, Inc.
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002