Form 10-Q
period 2005-03-31
HF FINANCIAL CORP
filed 2005-05-10
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

As of May 6, 2005 there were 3,525,184 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

Form 10-Q

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Consolidated Statements of Financial Condition As of March 31, 2005 and June 30, 2004

Consolidated Statements of Income for the Three and Nine Months Ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2005 and 2004

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

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31, 2005	June 30, 2004
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$22,912	$20,474
Securities available for sale	127,703	122,715
Federal Home Loan Bank stock	5,629	5,469
Loans held for sale	7,773	10,351

Loans and leases receivable	645,939	644,551
Allowance for loan and lease losses	(3,339)	(3,605)
Net loans and leases receivable	642,600	640,946

Accrued interest receivable	4,439	4,056
Office properties and equipment, net of accumulated depreciation	12,671	12,555
Foreclosed real estate and other properties	1,570	1,689
Cash value of life insurance	12,412	12,051
Servicing rights	5,158	4,620
Goodwill, net	4,951	4,951
Other assets	6,192	7,193
Total assets	$854,010	$847,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$650,728	$658,719
Advances from Federal Home Loan Bank and other borrowings	104,210	93,750
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	8,558	6,391
Accrued expenses and other liabilities	8,775	8,724
Total liabilities	800,108	795,421

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,438,891 and 5,347,686 shares issued at March 31, 2005 and June 30, 2004, respectively	54	53
Common stock subscribed for but not issued, 40,244 shares at June 30, 2004	—	698
Additional paid-in capital	18,905	17,680
Retained earnings, substantially restricted	64,942	61,653
Deferred compensation	(938)	(1,147)
Accumulated other comprehensive income (loss), net of related deferred tax effect	(1,093)	(1,327)
Less cost of treasury stock, 1,924,936 and 1,815,036 shares at March 31, 2005 and June 30, 2004, respectively	(27,968)	(25,961)
Total stockholders’ equity	53,902	51,649
Total liabilities and stockholders’ equity	$854,010	$847,070

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Interest, dividend and loan fee income:
Loans and leases receivable	$9,882	$8,927	$29,820	$27,645
Investment securities and interest-earning deposits	1,108	910	3,109	2,320
	10,990	9,837	32,929	29,965
Interest expense:
Deposits	3,259	2,503	8,971	7,576
Advances from Federal Home Loan Bank and other borrowings	1,449	1,163	4,332	3,729
	4,708	3,666	13,303	11,305
Net interest income	6,282	6,171	19,626	18,660

Provision for losses on loans and leases	129	607	504	1,678

Net interest income after provision for losses on loans and leases	6,153	5,564	19,122	16,982

Noninterest income:
Fees on deposits	1,008	981	3,255	3,110
Loan servicing income	351	383	1,132	1,221
Gain on sale of loans, net	164	245	500	1,079
Trust income	179	150	510	409
Gain on sale of securities, net	—	—	13	42
Other	424	474	1,253	1,654
	2,126	2,233	6,663	7,515
Noninterest expense:
Compensation and employee benefits	3,924	4,029	12,051	11,880
Occupancy and equipment	766	795	2,315	2,431
Other	1,613	1,476	4,707	4,639
	6,303	6,300	19,073	18,950

Income before income taxes	1,976	1,497	6,712	5,547

Income tax expense	632	524	2,260	1,983

Net income	$1,344	$973	$4,452	$3,564
Comprehensive income	$860	$1,193	$4,686	$3,571
Cash dividends paid per share	$0.1100	$0.1075	$0.3275	$0.3211

Earnings per share:
Basic	$0.38	$0.27	$1.26	$1.00
Diluted	$0.37	$0.26	$1.22	$0.97

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$4,452	$3,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	504	1,678
Depreciation	1,061	1,166
Amortization of discounts and premiums on securities and other	1,124	1,173
Stock based compensation	281	208
Deferred income taxes	110	—
Loans originated for resale	(57,825)	(101,377)
Proceeds from the sale of loans	60,903	110,330
(Gain) on sale of loans, net	(500)	(1,079)
Realized (gain) on sale of securities, net	(13)	(42)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	24	106
Loss on disposal of office properties and equipment, net	6	1
Change in other assets and liabilities	(322)	(1,908)
Net cash provided by operating activities	9,805	13,820

Cash flows from investing activities
Loans and leases purchased	(12,801)	(2,186)
Loans and leases originated and held	(153,955)	(169,592)
Principal collected on loans and leases	164,282	154,162
Securities available for sale:
Sales and maturities and repayments	40,123	29,517
Purchases	(45,397)	(75,624)
Purchase of Federal Home Loan Bank stock	(3,541)	(2,158)
Redemption of Federal Home Loan Bank stock	3,381	4,446
Proceeds from sale of office properties and equipment	2	—
Purchase of office properties and equipment	(1,185)	(748)
Purchase of servicing rights	(766)	(716)
Proceeds from sale of foreclosed real estate and other properties, net	568	426
Net cash (used in) investing activities	(9,289)	(62,473)

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2005	2004

Cash flows from financing activities
Net increase (decrease) in deposit accounts	$(7,991)	$21,787
Proceeds of advances from Federal Home Loan Bank and other borrowings	402,383	125,650
Payments on advances from Federal Home Loan Bank and other borrowings	(391,923)	(130,931)
Payment of debt issue costs	—	(158)
Proceeds from issuance of preferred securities	—	7,217
Increase in advances by borrowers	2,167	2
Purchase of treasury stock	(2,007)	(1,862)
Proceeds from issuance of common stock	456	634
Cash dividends paid	(1,163)	(1,150)
Net cash provided by financing activities	1,922	21,189

Increase (decrease) in cash and cash equivalents	2,438	(27,464)

Cash and cash equivalents
Beginning	20,474	44,214
Ending	$22,912	$16,750

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$13,109	$11,380
Cash payments for income and franchise taxes, net	1,326	401

Supplemental Schedule of Noncash Investing and Financing Activities
Loans receivable reclassified as loans held for sale	$—	$1,917
Other investments reclassified as cash and cash equivalents	—	98
Other investments reclassified as other assets	—	95

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended March 31, 2005 and 2004

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(Dollars in Thousands, Except for Per Share Data)

Net income, as reported	$1,344	$973	$4,452	$3,564
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	61	40	158	113
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(125)	(73)	(326)	(216)
Pro forma net income	$1,280	$940	$4,284	$3,461
Basic earnings per share:
As reported	$0.38	$0.27	$1.26	$1.00
Pro forma	0.36	0.26	1.21	0.97
Diluted earnings per share:
As reported	0.37	0.26	1.22	0.97
Pro forma	0.35	0.26	1.18	0.94

(1) Includes expense related to restricted stock reported in net income.

NOTE 2.          REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well capitalized institution at March 31, 2005:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$42,414	5.00%
Actual	72,944	8.60
Excess over required	30,530	3.60

Risk-based capital (to risk-weighted assets):
Required	$67,666	10.00%
Actual	74,590	11.02
Excess over required	6,924	1.02

NOTE 3.          EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of basic common shares outstanding for the three month periods ended March 31, 2005 and 2004 was 3,539,876 and 3,565,211, respectively.  The weighted average number of basic common shares outstanding for the nine month periods ended March 31, 2005 and 2004 was 3,542,377 and 3,568,128, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month periods ended March 31, 2005 and 2004 was 3,647,763 and 3,676,998, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the nine month periods ended March 31, 2005 and 2004 was 3,635,800 and 3,676,248, respectively.

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

The Company has the option to execute a cleanup call when the total outstanding balance is at 10% or less of the original pool balance, or $5.0 million.  Based on management’s estimates, this cleanup call could be executed in the first quarter of the fiscal year ended June 30, 2006.

Key economic assumptions used and the sensitivity of fair value of the retained interest as of March 31, 2005 are as follows:

	Retained Interest	Servicing Rights
	(Dollars in Thousands)

Fair Value	$1,693	$23
Weighted average life (in years)	2.05	2.05
Prepayment speed (ABS annual rate):	20.40%	20.40%
Impact on fair value of 10% adverse change	$(7)	$(3)
Impact on fair value of 20% adverse change	(15)	(5)
Credit losses (annual rate):	1.13%	1.13%
Impact on fair value of 10% adverse change	$(6)	$—
Impact on fair value of 20% adverse change	(12)	—
Discount rate:	7.69%	10.00%
Impact on fair value of 10% adverse change	$(8)	$—
Impact on fair value of 20% adverse change	(16)	—

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

NOTE 5.                              INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$5,000	$—	$(59)	$4,941
Federal Home Loan Bank	1,500	—	(18)	1,482
Municipal bonds	2,650	1	(18)	2,633
Preferred Term Securities	9,000	57	—	9,057
Mortgage-backed securities	111,289	14	(1,766)	109,537
	129,439	72	(1,861)	127,650
Equity securities:
FNMA	8	14	—	22
Federal Ag Mortgage	7	1	(2)	6
Other Investments	25	—	—	25
	40	15	(2)	53
	$129,479	$87	$(1,863)	$127,703

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$2,998	$46	$—	$3,044
Federal Home Loan Bank	1,000	50	—	1,050
Municipal bonds	4,483	49	(1)	4,531
Preferred Term Securities	9,000	34	—	9,034
Mortgage-backed securities	116,314	163	(461)	116,016
	133,795	342	(462)	133,675
Equity securities:
FNMA	8	—	(1)	7
Federal Ag Mortgage	7	1	—	8
Other Investments	—	—	—	—
	15	1	(1)	15
	$133,810	$343	$(463)	$133,690

The following table presents the fair value and age of gross unrealized losses by investment category at March 31, 2005 in accordance with Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
			(Dollars in Thousands)
Debt securities:
U.S. government agencies	$4,941	$(59)	$—	$—	$4,941	$(59)
Federal Home Loan Bank	1,482	(18)	—	—	1,482	(18)
Municipal bonds	2,297	(18)	—	—	2,297	(18)
Equity securities	7	(2)	—	—	7	(2)
Mortgage-backed securities	76,476	(1,174)	32,057	(592)	108,533	(1,766)
	$85,203	$(1,271)	$32,057	$(592)	$117,260	$(1,863)

Management does not believe any individual unrealized losses as of March 31, 2005 represent an other-than-temporary impairment.  The unrealized losses reported for mortgage-backed securities relate to securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses are primarily attributable to changes in interest rates and as a group were less than 1.3% of its respective amortized cost basis.  The Company has the ability to hold the securities to maturity or for a time necessary to recover the amortized cost.

The Company invests in investment securities issued by FNMA and FHLMC.  FNMA and FHLMC are government-sponsored enterprises (“GSEs”).  GSE, as defined in the Omnibus Budget Reconciliation Act of 1990, refers to a private corporation that operates under a charter granted by Congress.  The majority of the members of the board of directors of a GSE must be elected by the private shareholders, though some portion may be appointed by Congress or the President.  The central function of a GSE is to serve as a financial intermediary, making loans or issuing loan guarantees to borrowers or sectors identified in the enabling legislation.  A GSE may raise funds in a variety of ways, but in no case are the liabilities of the GSE to be backed by the full faith and credit of the federal government.  The legislation specifically states that a GSE does not have the power to tax or regulate and cannot make financial commitments in the name of the federal government and that members of its staff are not employees of the federal government.  However, management believes that GSEs are generally perceived by the credit markets to have an implicit federal government guarantee backing its obligations.

Management cannot predict the role of GSEs in the future or how Congress would respond to accounting or credit issues that may affect GSEs.  Management presently expects to continue to invest in investment securities issued by FNMA and FHLMC in the normal course of business.  If Congress would ever eliminate the implicit guarantee associated with securities issued by GSEs, the outcome would most likely be adverse to the Company.

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

Three Months Ended March 31, 2005	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,021	$(739)	$6,282
Intersegment interest income	(315)	315	—
Provision for losses on loans and leases	(129)	—	(129)
Noninterest income	2,141	(15)	2,126
Intersegment noninterest income	(73)	73	—
Noninterest expense	(6,117)	(186)	(6,303)
Intersegment noninterest expense	1	(1)	—
Income (loss) from continuing operations before income taxes	$2,529	$(553)	$1,976

Total assets at March 31, 2005	$850,394	$3,616	$854,010

Three Months Ended March 31, 2004	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$6,720	$(549)	$6,171
Intersegment interest income	(217)	217	—
Provision for losses on loans and leases	(607)	—	(607)
Noninterest income	2,264	(31)	2,233
Intersegment noninterest income	(87)	87	—
Noninterest expense	(6,075)	(225)	(6,300)
Intersegment noninterest expense	(1)	1	—
Income (loss) from continuing operations before income taxes	$1,997	$(500)	$1,497

Total assets at March 31, 2004	$820,342	$2,866	$823,208

Nine Months Ended March 31, 2005	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$21,663	$(2,037)	$19,626
Intersegment interest income	(849)	849	—
Provision for losses on loans and leases	(504)	—	(504)
Noninterest income	6,740	(77)	6,663
Intersegment noninterest income	(245)	245	—
Noninterest expense	(18,337)	(736)	(19,073)
Intersegment noninterest expense	3	(3)	—
Income (loss) from continuing operations before income taxes	$8,471	$(1,759)	$6,712

Total assets at March 31, 2005	$850,394	$3,616	$854,010

Nine Months Ended March 31, 2004	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$20,258	$(1,598)	$18,660
Intersegment interest income	(621)	621	—
Provision for losses on loans and leases	(1,678)	—	(1,678)
Noninterest income	7,552	(37)	7,515
Intersegment noninterest income	(275)	275	—
Noninterest expense	(18,221)	(729)	(18,950)
Intersegment noninterest expense	3	(3)	—
Income (loss) from continuing operations before income taxes	$7,018	$(1,471)	$5,547

Total assets at March 31, 2004	$820,342	$2,866	$823,208

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Service cost	$113,535	$107,695	$340,606	$323,087
Interest cost	91,585	81,077	274,754	243,231
Expected return on plan assets	(92,629)	(60,988)	(277,887)	(182,964)
Amortization of prior losses	8,297	13,681	24,891	41,043
Accretion of prior service cost	—	(10,882)	—	(32,647)
Amortization of transition asset	2,908	2,908	8,723	8,723
Total costs recognized in expense	$123,696	$133,491	$371,087	$400,473

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

•                  Descriptions of plans or objectives of management for future operations, products or services, transactions, investments and use of subordinated debentures payable to trusts.

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

Executive Summary

The Company’s net income for the third quarter of Fiscal 2005 was $1.3 million, or $0.37 per diluted share, compared to $1.0 million, or $0.26 per diluted share, for the third quarter of Fiscal 2004.  For the first nine months of Fiscal 2005, net income was $4.5 million, or $1.22 per diluted share, compared to $3.6 million, or $0.97 per diluted share, for the first nine months of Fiscal 2004.  Return on average equity was 11.12% at March 31, 2005, compared to 9.40% at March 31, 2004.

Net interest income for the first nine months of Fiscal 2005 was $19.6 million, an increase $966,000 or 5.2% over the same period a year ago.  Net interest income increased $111,000, or 1.8%, to $6.3 million for the three months ended March 31, 2005 over the same period in the prior fiscal year.  The change in net interest income for the three and nine months ended March 31, 2005 as compared to the same period a year ago was due in part to an 8.8% increase in average interest-earning assets through the first nine months of Fiscal 2005 from the same period a year ago.  The national low rate environment experienced over the past few years, coupled with a recent flattening of the treasury yield curve caused by increased short-term rates and lagging long-term rates affected the Company’s net interest margin ratio during the first nine months of Fiscal 2005.  The net interest margin was 3.33%, compared to 3.43% for the same period a year ago, a decline of 10 basis points.  Net interest margin was 3.28% for the quarter ended March 31, 2005 as compared to 3.39% at March 31, 2004, a decrease of 11 basis points.  Variability of the net interest margin ratio may be affected by many aspects, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.

Total deposits at March 31, 2005 were at $650.7 million, an increase of $7.6 million, or 1.2%, from March 31, 2004.  Interest expense on these deposits was $9.0 million for the first nine months of Fiscal 2005, which is an increase of $1.4 million, or 18.4%, over the same period a year ago.  A primary factor affecting interest expense has been money market accounts.  The volume of money market accounts increased by $287,000, or 0.1%, from March 31, 2004 to March 31, 2005.  Interest expense for these accounts has increased by $1.2 million, or 67.5%, compared to the same period in the prior fiscal year.  At March 31, 2005, approximately 65% of all money market accounts were indexed with a monthly reset, tied to the 91-day Treasury bill, compared to approximately 34% at March 31, 2004.  With the actions taken by the Federal Reserve in the last year to increase short-term interest rates, the 91-day Treasury bill has risen significantly from 0.94% to 2.77% over the same period a year ago, an increase of 183 basis points.

In April 2005, the Company announced the renewal of its annual stock buyback program for the period of May 2005 through April 2006.  During the third quarter ended March 31, 2005, the Company acquired 58,100 shares under its current stock buyback program, which expired on April 30, 2005.  Through the first nine months of Fiscal 2005, the Company acquired 109,900 shares under its current stock buyback program.

The total risk based capital ratio of 11.02% at March 31, 2005 is above the 10.66% at March 31, 2004, an increase of 36 basis points.  This places the Bank in the “well capitalized” category within Office of Thrift Supervision (“OTS”) regulation at March 31, 2005 and is consistent within the “well capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans and a loan securitization.  During the second and third quarters of Fiscal 2005, the Company has experienced loan payoffs primarily in multi-family and commercial real estate.  These payoffs are due to competitive factors, both in price competition and new competitors entering the market.

Credit quality of the Company has improved over the last two years as a result of a combination of disciplined underwriting standards, good economic health of the region and resolution of a few significant impaired loans.  Nonperforming assets at March 31, 2005 were $2.7 million in comparison to $3.9 million a year ago, a decrease of $1.2 million or 31.0%.  This reduction was primarily due to a decrease in nonaccruing loans and leases.  The ratio of nonperforming assets to total assets declined to 0.32% at March 31, 2005, compared to 0.48% at March 31, 2004.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This analysis gives the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time. These efforts supported a decrease in the allowance for loan and lease losses to $3.3 million at March 31, 2005 compared to $3.6 million at March 31, 2004.

  Noninterest expense was $6.3 million for the quarter ended March 31, 2005, which represents no change when compared to $6.3 million for the third quarter ended March 31, 2004.  For the first nine months of Fiscal 2005, noninterest expense was $19.1 million, compared to $19.0 million a year ago, an increase of 0.6%.  Compensation and employee benefits expense for the first nine months of Fiscal 2005 accounted for an increase of $171,000 from the same period a year ago.  Net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements for the first nine months of Fiscal 2005 were $974,000, compared to $1.5 million for the same period a year ago, a decrease of $571,000 or 37.0%.

Noninterest income was $2.1 million for the quarter ended March 31, 2005, compared to $2.2 million at March 31, 2004, a decrease of 4.8%.  For the first nine months of Fiscal 2005, noninterest income was $6.7 million, compared to $7.5 million for the same period a year ago, a decrease of 11.3%.  This shortfall was driven primarily by the production volume decrease resulting in fewer gains on sale of single-family mortgage and student loans.  This was due primarily to the decrease in refinanced mortgage activity.  Gain on sale of loans was $500,000 for the first nine months of Fiscal 2005, compared to $1.1 million for the same a period a year ago, a decline of $579,000 or 53.7%.

The efficiency ratio for the quarter ended March 31, 2005 was 74.96%, which represents no change when compared to 74.96% at March 31, 2004.  The efficiency ratio for the nine months ended March 31, 2005 was 72.55%, compared to 72.40% for the same time period a year ago, an increase of 15 basis points.  In addition to the aforementioned discussion on net interest margin, interest expense on the $27.8 million of variable priced trust preferred securities outstanding, has increased to $1.2 million for the first nine months of Fiscal 2005, compared to $901,000 for the same period a year ago, an increase of $307,000.  Excluding this interest expense, the efficiency ratio would have been 69.36% for the nine months ended March 31, 2005, compared to 69.99% at March 31, 2004, a decrease of 63 basis points.

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

Financial Condition Data

At March 31, 2005, the Company had total assets of $854.0 million, an increase of $6.9 million from the level at June 30, 2004.  The increase in assets was due primarily to increases in securities available for sale of $5.0 million, cash and cash equivalents of $2.4 million and net loans and leases receivable of $1.7 million offset by decreases in loans held for sale of $2.6 million and other assets of $1.0 million.  The increase in liabilities of $4.7 million from June 30, 2004 to March 31, 2005 was primarily due to an increase in advances from the FHLB and other borrowings of $10.5 million offset by a decrease in deposits of $8.0 million.  In addition, stockholders’ equity increased $2.3 million to $53.9 million at March 31, 2005 from $51.6 million at June 30, 2004 primarily due to net income of $4.5 million.

The increase in securities available for sale of $5.0 million was primarily the result of purchases of $45.4 million exceeding sales, maturities and repayments of $40.1 million.  Included in the $40.1 million of sales, maturities and repayments was approximately $15.0 million of sales of variable-rate, mortgage backed securities and $22.1 million of mortgage-backed securities principal repayments.  The purchases of $45.4 million included variable-rate, mortgage-backed securities of $43.7 million.

The increase in cash and cash equivalents of $2.4 million was primarily due to the timing of items in clearing.

The increase in net loans and leases receivable of $1.7 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  In addition, deferred fees and discounts increased by $159,000, primarily due to an increase of $109,000 in indirect automobile loans that include prepaid dealer reserves.  Also, there were increases of $21,000 and $18,000 for deferred fees and discounts on commercial real estate loans and multi-family loans, respectively, reflecting early loan payoffs.

The decrease in loans held for sale of $2.6 million was primarily due to mortgage loans held for sale decreasing from $10.0 million at June 30, 2004 to $5.8 million at March 31, 2005.  Student loans held for sale increased from $324,000 at June 30, 2004 to $2.0 million at March 31, 2005.  During the second quarter of Fiscal 2004, the Company began classifying its student loan portfolio as held for sale.

Advances from the FHLB and other borrowings increased $10.5 million, which was primarily due to an increase in FHLB borrowings.  The increase in FHLB borrowings was primarily the result of an $8.0 million decrease in deposits and a $1.7 million increase in net loans and leases receivable.

The $8.0 million decrease in deposits was due to decreases in savings accounts of $18.0 million, out-of-market certificates of deposit of $6.8 million offset by increases in interest bearing checking accounts of $7.7 million, in-market certificates of deposit of $6.5 million, noninterest bearing checking accounts of $2.3 million and money market accounts of $373,000.  Public fund deposits decreased $29.4 million at March 31, 2005 from the levels at June 30, 2004 primarily due to decreases in in-market savings accounts of $18.7 million, out-of-market demand accounts of $16.3 million and in-market certificates of deposit of $6.3 million offset by increases in in-market demand accounts of $9.8 million and out-of-market certificates of deposit of $2.1 million.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts at the dates indicated.

	At March 31, 2005		At June 30, 2004
	Amount	Percent of Loans in Each Category	Amount	Percent of Loans in Each Category
	(Dollars in Thousands)

One-to four-family (1)	$95,429	14.77%	$93,721	14.54%
Commercial real estate	95,739	14.82%	89,356	13.86%
Multi-family real estate	29,731	4.60%	42,572	6.61%
Commercial business (2)	116,189	17.99%	124,033	19.24%
Equipment finance leases	29,190	4.52%	27,019	4.19%
Consumer Direct (3) (4)	110,881	17.17%	108,755	16.87%
Consumer Indirect	92,955	14.39%	87,839	13.63%
Agricultural	66,248	10.26%	63,370	9.83%
Construction and development	9,577	1.48%	7,886	1.23%
Total Loans and Leases Receivable (5)	$645,939	100.00%	$644,551	100.00%

(1) Excludes $5,775 and $10,027 loans held for sale at March 31, 2005 and June 30, 2004, respectively.

(2) Includes $3,652 tax exempt leases at March 31, 2005.

(3) Includes mobile home loans.

(4) Excludes $1,998 and $324 student loans held for sale at March 31, 2005 and June 30, 2004, respectively.
During the second quarter of Fiscal 2004, the Company began classifying its student loan portfolio as held for sale.

(5) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

	At March 31, 2005		At June 30, 2004
	Amount	Percent of Deposits in Each Category	Amount	Percent of Deposits in Each Category
	(Dollars in Thousands)

Noninterest bearing checking accounts	$77,568	11.92%	$75,251	11.42%
Interest bearing accounts	53,400	8.20%	45,738	6.94%
Money market accounts	212,301	32.63%	211,928	32.17%
Savings accounts	45,628	7.01%	63,670	9.67%
Certificates of deposit	261,831	40.24%	262,132	39.80%
Total Deposits	$650,728	100.00%	$658,719	100.00%

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

Rate/Volume Analysis of Net Interest Income

	THREE MONTHS ENDED MARCH 31,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
			(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$652,245	$9,882	6.14%	$614,358	$8,927	5.83%
Investment securities (2) (3)	118,375	1,059	3.63%	110,411	892	3.24%
FHLB stock	5,633	49	3.53%	4,367	18	1.65%

Total interest-earning assets	776,253	$10,990	5.74%	729,136	$9,837	5.41%
Noninterest-earning assets	63,507			60,875
Total assets	$839,760			$790,011

Interest-bearing liabilities:
Deposits:
Checking and money market	$263,712	$1,330	2.05%	$241,156	$673	1.12%
Savings	51,321	173	1.37%	56,718	86	0.61%
Certificates of deposit	254,828	1,756	2.79%	258,307	1,744	2.71%
Total interest-bearing deposits	569,861	3,259	2.32%	556,181	2,503	1.81%
FHLB advances and other borrowings	97,509	1,016	4.23%	70,372	839	4.78%
Subordinated debentures payable to trusts	27,837	433	6.31%	27,837	324	4.67%

Total interest-bearing liabilities	695,207	4,708	2.75%	654,390	3,666	2.25%
Noninterest-bearing deposits	72,900			65,316
Other liabilities	17,438			19,054
Total liabilities	785,545			738,760
Equity	54,215			51,251
Total liabilities and equity	$839,760			$790,011

Net interest income; interest rate spread (4)		$6,282	2.99%		$6,171	3.16%

Net interest margin (4) (5)			3.28%			3.39%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold.

(3) Yields do not reflect the tax exempt nature of loans and municipal securities.

(4) Percentages for the three months ended March 31, 2005 and March 31, 2004 have been annualized.

(5) Net interest margin is net interest income divided by average interest-earning assets.

	NINE MONTHS ENDED MARCH 31,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$662,446	$29,820	6.00%	$616,528	$27,645	5.95%
Investment securities (2) (3)	116,137	2,976	3.41%	100,406	2,237	2.96%
FHLB stock	6,029	133	2.94%	4,529	83	2.43%

Total interest-earning assets	784,612	$32,929	5.59%	721,463	$29,965	5.51%
Noninterest-earning assets	64,808			61,337
Total assets	$849,420			$782,800

Interest-bearing liabilities:
Deposits:
Checking and money market	$262,884	$3,302	1.67%	$232,182	$1,935	1.11%
Savings	49,095	390	1.06%	50,333	223	0.59%
Certificates of deposit	259,397	5,279	2.71%	260,018	5,418	2.77%
Total interest-bearing deposits	571,376	8,971	2.09%	542,533	7,576	1.85%
FHLB advances and other borrowings	106,422	3,124	3.91%	77,956	2,828	4.81%
Subordinated debentures payable to trusts	27,837	1,208	5.78%	25,672	901	4.66%
Total interest-bearing liabilities	705,635	13,303	2.51%	646,161	11,305	2.32%
Noninterest-bearing deposits	73,145			66,192
Other liabilities	17,272			19,886
Total liabilities	796,052			732,239
Equity	53,368			50,561
Total liabilities and equity	$849,420			$782,800

Net interest income; interest rate spread (4)		$19,626	3.08%		$18,660	3.19%

Net interest margin (4) (5)			3.33%			3.43%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold.

(3) Yields do not reflect the tax exempt nature of loans and municipal securities.

(4) Percentages for the nine months ended March 31, 2005 and March 31, 2004 have been annualized.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005 vs 2004			2005 vs 2004
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase	Increase Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$495	$460	$955	$2,001	$174	$2,175
Investment securities (2)	59	108	167	345	394	739
FHLB stock	8	23	31	27	23	50

Total interest-earning assets	$562	$591	$1,153	$2,373	$591	$2,964

Interest-bearing liabilities:
Deposits:
Checking and money market	$59	$598	$657	$252	$1,115	$1,367
Savings	(9)	96	87	(6)	173	167
Certificates of deposit	(33)	45	12	(23)	(116)	(139)
Total interest-bearing deposits	17	739	756	223	1,172	1,395
FHLB advances and other borrowings	316	(139)	177	1,024	(728)	296
Subordinated debentures payable to trusts	(2)	111	109	74	233	307

Total interest-bearing liabilities	$331	$711	$1,042	$1,321	$677	$1,998

Net interest income increase			$111			$966

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

Due to the substantial decline in interest rates over the last several fiscal years, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at March 31, 2005.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $2.7 million at March 31, 2005 from $2.3 million at June 30, 2004, an increase of $428,000, or 18.8%.  Accruing loans and leases delinquent more than 90 days increased $493,000 from the levels at June 30, 2004.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.32% at March 31, 2005 from 0.27% at June 30, 2004.

Nonaccruing loans and leases decreased 8.0% or $125,000 to $1.4 million at March 31, 2005 compared to $1.6 million at June 30, 2004.  Included in nonaccruing loans and leases at March 31, 2005 were three loans totaling $129,000 secured by one- to four-family real estate, one loan totaling $70,000 secured by commercial real estate, 11 commercial business loans totaling $702,000, 34 consumer loans totaling $446,000 and three leases totaling $89,000.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have increased $368,000 to $2.4 million at March 31, 2005 compared to $2.1 million at June 30, 2004.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans and leases are deemed impaired.  Loans and leases that are not performing do not necessarily result in a loss.

As of March 31, 2005, the Company had $272,000 of foreclosed assets.  The balance of foreclosed assets at March 31, 2005 consisted of $147,000 of single-family collateral owned and $125,000 of consumer collateral owned.

At March 31, 2005, the Company had designated $11.6 million of its assets as special mention and classified $2.8 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At March 31, 2005 the Company had $28.5 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, none of which were classified as of March 31, 2005.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the March 31, 2005 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at March 31, 2005 will be adequate in the future.

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

	Nonperforming Assets As Of
	March 31, 2005	June 30, 2004
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$129	$86
Commercial real estate	70	75
Commercial business	702	795
Equipment finance leases	89	21
Consumer (1)	446	564
Agricultural	—	20
Total	1,436	1,561

Accruing loans and leases delinquent more than 90 days:
One- to four-family	14	—
Commercial real estate	82	—
Commercial business	260	221
Equipment finance leases	125	281
Consumer (1)	11	—
Agricultural	503	—
Total	995	502

Foreclosed assets: (2)
One- to four-family	147	100
Consumer (1)	125	112
Total	272	212

Total nonperforming assets	$2,703	$2,275

Ratio of nonperforming assets to total assets	0.32%	0.27%

Ratio of nonperforming loans and leases to total loans and leases (3) (4)	0.37%	0.32%

(1) Includes mobile home loans.

(2) Total foreclosed assets do not include land or other real estate owned held for sale.

(3) Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(4) Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Nine Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$3,605	$3,842
Charge-offs:
One- to four-family	—	(6)
Commercial real estate	(31)	(16)
Commercial business	(179)	(394)
Equipment finance leases	(11)	(23)
Consumer (1)	(822)	(891)
Agriculture	(14)	(836)
Total charge-offs	(1,057)	(2,166)

Recoveries:
One- to four-family	8	4
Commercial business	30	2
Equipment finance leases	1	63
Consumer (1)	170	182
Agriculture	78	3
Total recoveries	287	254

Net (charge-offs)	(770)	(1,912)

Additions charged to operations	504	1,678

Balance at end of period	$3,339	$3,608

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.12)%	(0.31)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (2)	0.51%	0.58%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (3)	137.35%	96.39%

(1) Includes mobile home loans.

(2) Total loans and leases include loans held for sale.

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

	FASB 5 Allowance for Loan and Lease Losses	FASB 114 Impaired Loan Valuation Allowance	FASB 5 Allowance for Loan and Lease Losses	FASB 114 Impaired Loan Valuation Allowance
Loan Type	At March 31, 2005		At June 30, 2004
	(Dollars in Thousands)
One- to four-family	$189	$—	$15	$—
Commercial real estate	207	—	135	—
Multi-family real estate	73	—	85	—
Commercial business	816	—	970	—
Equipment finance leases	319	5	296	4
Consumer (1)	1,332	—	1,736	—
Agricultural	398	—	364	—
Total	$3,334	5	$3,601	$4

(1)  Includes mobile home loans.

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At March 31, 2005
	(Dollars in Thousands)
Equipment finance leases	1	72	5
Commercial real estate	1	62	—
Commercial business	3	88	—
Total	5	$222	5

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2004
	(Dollars in Thousands)
Equipment finance leases0	1	$4	$4
Commercial real estate	1	73	—
Commercial business	5	175	—
Total	7	$252	$4

The allowance for loan and lease losses was $3.3 million at March 31, 2005 as compared to $3.6 million at March 31, 2004.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.51% at March 31, 2005 compared to 0.58% at March 31, 2004, a decrease of 12.1%.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended March 31, 2005 and March 31, 2004

General.  The Company’s net income was $1.3 million, or $0.38 and $0.37 for basic and diluted earnings per share, respectively, for the three months ended March 31, 2005, a $371,000 increase in earnings compared to $1.0 million, or $0.27 and $0.26 for basic and diluted earnings per share, respectively, for the same period in the prior fiscal year.  For the three months ended March 31, 2005, the return on average equity was 9.92%, a 30.7% increase compared to 7.59% for the same period in the prior fiscal year.  For the three months ended March 31, 2005, the return on average assets was 0.64%, a 30.6% increase compared to 0.49% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including an increase in net interest income of $111,000 and a decrease in provision for losses on loans and leases of $478,000 offset by a decrease in noninterest income of $107,000 and increases in noninterest expense of $3,000 and income tax expense of $108,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $11.0 million for the three months ended March 31, 2005 as compared to $9.8 million for the same period in the prior fiscal year, an increase of $1.2 million or 11.7%.  A $495,000 increase in interest, dividend and loan fee income was the result of a 6.2% increase in the average volume of loans and leases receivable and a $460,000 increase in interest, dividend and loan fee income due to an increase in the average yield on loans and leases receivable from 5.83% for the three months ended March 31, 2004 to 6.14% for the three months ended March 31, 2005. The average yield on total interest-earning assets was 5.74% for the three months ended March 31, 2005 as compared to 5.41% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $4.7 million for the three months ended March 31, 2005 as compared to $3.7 million for the same period in the prior fiscal year, an increase of $1.0 million or 28.4%.  A $739,000 increase in interest expense was the result of an increase in average yield on interest-bearing deposits from 1.81% for the three months ended March 31, 2004 to 2.32% for the three months ended March 31, 2005.  A $316,000 increase in interest expense was the result of a 38.6% increase in the average balance of FHLB advances and other borrowings offset by a decrease of $139,000 as a result of the average yield on FHLB advances and other borrowings decreasing from 4.78% for the three months ended March 31, 2004 to 4.23% for the three months ended March 31, 2005.  Average interest-bearing deposits increased $13.7 million while FHLB advances and other borrowings increased $27.1 million.  An increase of $711,000 in interest expense was the result of a 22.2% increase in the average yield on interest bearing liabilities from 2.25% for the three months ended March 31, 2004 to 2.75% for the three months ended March 31, 2005.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2005 increased $111,000, or 1.8%, to $6.3 million compared to $6.2 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to an increase in the average yield on interest earning assets for the three months ended March 31, 2005 compared to the same period in the prior fiscal year.  Gradually increasing rates over the prior quarter and the prime rate increasing from 4.00% at June 30, 2004 to 5.75% at March 31, 2005 contributed to an increase in net interest income.  The Company’s net interest margin was 3.28% for the third quarter of Fiscal 2005 as compared to 3.39% for the same period in the prior fiscal year.

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

During the three months ended March 31, 2005, the Company recorded a provision for losses on loans and leases of $129,000 compared to $607,000 for the three months ended March 31, 2004, a decrease of $478,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $2.1 million for the three months ended March 31, 2005 as compared to $2.2 million for the same period in the prior fiscal year, a decrease of $107,000 or 4.8%.  The decrease in noninterest income was due primarily to decreases in net gain on sale of loans of $81,000 and other noninterest income of $50,000 offset by an increase in fees on deposits of $27,000.

Net gain on sale of loans was $164,000 for the three months ended March 31, 2005 as compared to $245,000 for the same period in the prior fiscal year, a decrease of $81,000 or 33.1%.  The decrease was primarily due to a decrease in the amount of residential mortgage loans sold into the secondary market during the third quarter of Fiscal 2005 as compared to the same period in the prior fiscal year.  Residential mortgage loan production decreased 15.2% in dollar volume for the three months ended March 31, 2005 as compared to the same period in the prior fiscal year.

Other noninterest income decreased 10.5% to $424,000 for the three months ended March 31, 2005 as compared to $474,000 for the same period in the prior fiscal year primarily due to a decrease in securitization income of $25,000 as a result of a decrease in the principal balance of securitized loans. The remaining $25,000 decrease in other noninterest income is comprised of miscellaneous and various other noninterest income.

Fees on deposits increased $70,000 primarily due to an increase in fees collected on automatic teller machine (“ATM”) transactions from outside customers of $39,000.  The remaining increase in fees on deposits is comprised of various other deposit fee income.

Noninterest Expense.  Noninterest expense was $6.3 million for the three months ended March 31, 2005 as compared to $6.3 million for the three months ended March 31, 2004.  Although total noninterest expense remained constant from the same period in the prior fiscal year, compensation and employee benefits decreased $105,000 and occupancy and equipment decreased 29,000 offset by an increase in other noninterest expense of  $137,000.

Compensation and employee benefits decreased $105,000, or 2.6%, to $3.9 million for the three months ended March 31, 2005 as compared to $4.0 million for the three months ended March 31, 2004.  The decrease was primarily due to a decrease of $298,000 or 44.0% in net healthcare costs, inclusive of self-funded health claims, administration fees and fully insured dental premiums offset by stop loss insurance receivable and employee reimbursements.  This decrease was offset by increases of $44,000 for variable incentive pay for mortgage originations and a short-term compensation program, $43,000 for employee recruitment expenses and $17,000 due to deferred loan and lease origination costs.

Occupancy and equipment decreased $29,000 for the three months ended March 31, 2005 compared to the same period in the prior fiscal year primarily due to a decrease in depreciation expense on fixed assets of $16,000.

Other noninterest expense increased $137,000 for the three months ended March 31, 2005 compared to the same period in the prior fiscal year primarily due to an increase in advertising of $128,000.

Income tax expense.  The Company’s income tax expense for the three months ended March 31, 2005 increased $108,000 or 20.6% to $632,000 compared to $524,000 for the same period in the prior fiscal year.  The effective tax rate was 32.0% and 35.0% for the three months ended March 31, 2005 and March 31,

2004, respectively.  The decrease in the effective tax rate for the quarter was the result of a decrease in the expected effective tax rate for Fiscal 2005 due to permanent tax differences.

Comparison of the Nine Months Ended March 31, 2005 and March 31, 2004

General.  The Company’s net income was $4.5 million, or $1.26 and $1.22 for basic and diluted earnings per share, respectively, for the nine months ended March 31, 2005, a $888,000 increase in earnings compared to $3.6 million, or $1.00 and $0.97 for basic and diluted earnings per share, respectively, for the same period in the prior fiscal year.  For the nine months ended March 31, 2005, the return on average equity was 11.12%, an 18.3% increase compared to 9.40% for the same period in the prior fiscal year.  For the nine months ended March 31, 2005, the return on average assets was 0.70%, a 14.8% increase compared to 0.61% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including an increase in net interest income of $966,000 and a decrease in provision for losses on loans and leases of $1.2 million offset by a decrease in noninterest income of $852,000 and increases in noninterest expense of $123,000 and income tax expense of $277,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $32.9 million for the nine months ended March 31, 2005 as compared to $30.0 million for the same period in the prior fiscal year, an increase of $3.0 million or 9.9%.  A $2.0 million increase in interest, dividend and loan fee income was the result of a 7.4% increase in the average volume of loans and leases receivable and an increase of $591,000 in interest, dividend and loan fee income due to an increase in the average yield on loans and leases receivable from 5.95% for the nine months ended March 31, 2004 to 6.00% for the nine months ended March 31, 2005. The average yield on total interest-earning assets was 5.59% for the nine months ended March 31, 2005 as compared to 5.51% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $13.3 million for the nine months ended March 31, 2005 as compared to $11.3 million for the same period in the prior fiscal year, an increase of $2.0 million or 17.7%.  A $1.2 million increase in interest expense was the result of an increase in average yield on interest-bearing deposits from 1.85% for the nine months ended March 31, 2004 to 2.09% for the nine months ended March 31, 2005.  A $1.0 million increase in interest expense was the result of a 36.5% increase in the average balance of FHLB advances and other borrowings offset by a decrease of $728,000 as a result of the average yield on FHLB advances and other borrowings decreasing from 4.81% for the nine months ended March 31, 2004 to 3.91% for the nine months ended March 31, 2005.  Average interest-bearing deposits increased $28.8 million while FHLB advances and other borrowings increased $28.5 million.  An increase of $1.3 million in interest expense was the result of a 9.2% increase in the average balance of total interest bearing liabilities from $646.2 million for the nine months ended March 31, 2004 to $705.6 million for the nine months ended March 31, 2005.  An increase of $677,000 in interest expense was the result of the average yield on total interest bearing liabilities increasing from 2.32% for the nine months ended March 31, 2004 to 2.51% for the nine months ended March 31, 2005.

Net Interest Income. The Company’s net interest income for the nine months ended March 31, 2005 increased $966,000, or 5.2%, to $19.6 million compared to $18.7 million for the same period in the prior fiscal year.  The increase in net interest income was primarily due to an increase in the average balance of interest earning assets for the nine months ended March 31, 2005 compared to the same period in the prior fiscal year.

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

During the nine months ended March 31, 2005, the Company recorded a provision for losses on loans and leases of $504,000 compared to $1.7 million for the nine months ended March 31, 2004, a decrease of $1.2 million.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $6.7 million for the nine months ended March 31, 2005 as compared to $7.5 million for the same period in the prior fiscal year, a decrease of $852,000 or 11.3%.  The decrease in noninterest income was due primarily to decreases in net gain on sale of loans of $579,000 and other noninterest income of $401,000 offset by an increase in fees on deposits of $145,000.

Net gain on sale of loans was $500,000 for the nine months ended March 31, 2005 as compared to $1.1 million for the same period in the prior fiscal year, a decrease of $579,000 or 53.7%.  The decrease was primarily due to a decrease in the amount of residential mortgage loans sold into the secondary market during the nine months ended March 31, 2005 as compared to the same period in the prior fiscal year.  Residential mortgage loan production decreased 39.0% in dollar volume for the nine months ended March 31, 2005 as compared to the same period in the prior fiscal year.

Other noninterest income decreased 24.2% to $1.3 million for the nine months ended March 31, 2005 as compared to $1.7 million for the same period in the prior fiscal year primarily due to the sale of the property and casualty book of business during the first quarter of the prior fiscal year of $116,000, a decrease in securitization income of $148,000 primarily due to a decrease in the principal balance of securitized loans and a decrease in commission and insurance income in the amount of $69,000 primarily due to the sale of the Company’s property and casualty book of business.  The remaining $68,000 decrease in other noninterest income is comprised of miscellaneous and various other noninterest income.

Fees on deposits increased $145,000 primarily due to an increase in fees collected on ATM transactions from outside customers of $125,000.   The remaining increase in fees on deposits is comprised of various other deposit fee income.

Noninterest Expense.  Noninterest expense was $19.1 million for the nine months ended March 31, 2005 as compared to $19.0 million for the nine months ended March 31, 2004, an increase of $123,000 or 0.7%.  The increase in noninterest expense was due primarily to an increase in compensation and employee benefits of $171,000 offset by a decrease in occupancy and equipment of $116,000.

Compensation and employee benefits increased $171,000, or 1.4%, to $12.1 million for the nine months ended March 31, 2005 as compared to $11.9 million for the nine months ended March 31, 2004 primarily due to increases in deferred loan and lease origination costs of $406,000 reflecting primarily lower mortgage originations and the short-term compensation program of $422,000 offset by decreases in variable incentive pay for mortgage originations of $147,000 and a decrease of $571,000 or 37.0% in net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements.

Occupancy and equipment decreased $116,000 for the nine months ended March 31, 2005 compared to the same period in the prior fiscal year primarily due to a decrease in depreciation expense on fixed assets of $105,000.

Income tax expense.  The Company’s income tax expense for the nine months ended March 31, 2005 increased $277,000 or 14.0% to $2.3 million compared to $2.0 million for the same period in the prior fiscal year.  The effective tax rate was 33.7% and 35.7% for the nine months ended March 31, 2005 and March 31, 2004, respectively.  The decrease in effective tax rate was the result of a decrease in the expected effective tax rate for the year ending June 30, 2005 due to permanent tax differences.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At March 31, 2005, the Bank had outstanding commitments to originate residential mortgage loans of $26.2 million, commercial and agricultural real estate loans of $5.2 million, commercial business loans of $2.1 million and multi-family loans of $1.4 million.  In addition, the Bank had outstanding commitments to sell residential mortgage loans of $13.5 million and consumer student loans of $2.0 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to fundings for use in liquidity management.  At March 31, 2005, the Bank had commitments to purchase securities available for sale of $4.1 million and no commitments to sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank currently has two $10.0 million unsecured lines of federal funds with correspondent banks.  There were no funds drawn on either line of credit at March 31, 2005.  Additionally, as of March 31, 2005, the Bank had $16.3 million in out-of-market certificates of deposit and $2.1 million in out-of-market money market accounts.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

The Company currently has in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2004 may be acquired through April 30, 2005.  As of March 31, 2005, a total of 109,900 shares of common stock have been purchased pursuant to the current program, of which 58,100 shares were purchased during the three months ended March 31, 2005.  In addition, the Company approved a new stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2005 may be acquired through April 30, 2006.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at March 31, 2005, the Bank met all current capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.60% at March 31, 2005.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 11.02% at March 31, 2005.

Off-Balance Sheet Financing Arrangements

During the fiscal year ended June 30, 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Automobile Securitization Trust.  The outstanding balance of the securitized automobile loans was $8.6 million at March 31, 2005.  As part of the sales transaction, the Bank retains servicing responsibilities and a retained interest in the receivables, which is subordinated to third party investors’ interests.  The receivables were sold without legal recourse.  The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing.  It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank access to the national capital markets.  See Note 4 of the “Notes to Consolidated Financial Statements” for further detail.

Impact of Inflation and Changing Prices

The unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a greater impact on the Bank’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the NPV estimate indicates an increase in net value.  The converse situation can also be expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at December 31, 2004 (the most recent report available) and March 31, 2004, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or –100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and –300 NPV were not estimated by the OTS.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 or that the Company’s primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2005 changed significantly when compared to June 30, 2004.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of December 31, 2004” and “Selected Asset and Liability Price Tables as of March 31, 2004”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

December 31, 2004
Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV
		Amount	Percent
	(Dollars in thousands)
Basis Points

+300	$93,913	$(5,498)	(6)%
+200	97,324	(2,087)	(2)
+100	99,508	97	—
—	99,411	—	—
-100	95,778	(3,632)	(4)

March 31, 2004
Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV
		Amount	Percent
	(Dollars in thousands)
Basis Points

+300	$91,693	$1,943	2%
+200	93,681	3,931	4
+100	93,472	3,723	4
—	89,750	—	—
-100	84,148	(5,601)	(6)

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

Item 4.  Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e), and have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under the Exchange Act.  There were no significant changes in the Company’s internal control over financial reporting identified in the above referenced evaluation that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Current Program
January 1 -31, 2005	—	—	—	301,181
February 1 - 28, 2005	54,200	$20.05	54,200	246,981
March 1 - 31, 2005	3,900	$20.59	3,900	243,081

3rd Quarter Total	58,100	$20.15	58,100

All of the purchases were made under the Company’s stock buyback program, which was publicly announced on April 26, 2004 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2004, which equals 352,981 shares, may be acquired through April 30, 2005.  As of March 31, 2005, a total of 109,900 shares of common stock have been purchased pursuant to the current program, 58,100 of which were purchased in the open market during the three months ended March 31, 2005.

The Company approved a new stock buyback program effective as of May 1, 2005, which was publicly announced on April 25, 2005, in which up to 10% of the common stock of the Company outstanding on May 1, 2005, which equals 350,914 shares, may be acquired through April 30, 2006.

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

HF Financial Corp.

(Registrant)

Date:	May 10, 2005	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2005	By:	/s/ Darrel L. Posegate
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

- Index -