Form 10-K
period 2005-06-30
HF FINANCIAL CORP
filed 2005-09-26
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

Commission File Number 0-19972

HF FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-0418532
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

225 South Main Avenue, Sioux Falls, SD

57104

(Address of principal executive offices)	(Zip Code)

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

YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

YES  ☐  NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES  ☐  NO  ☒

As of September 23, 2005, there were 3,498,645 issued and outstanding shares of the registrant’s common stock.

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such common equity as of December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $66.2 million.  (The exclusion from such amount of the market value of the common equity owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Annual Report on Form 10-K - Portions of the Proxy Statement for 2005 Annual Meeting of Stockholders.

Annual Report on Form 10-K

Table of Contents

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) and other reports issued by HF Financial Corp. (the “Company”), including reports filed with the Securities and Exchange Commission (the”SEC”), contain “forward-looking statements” that deal with future results, expectations, plans and performance.  In addition, the Company’s management may make forward-looking statements orally to the media, securities analysts, investors or others.  These forward-looking statements might include one or more of the following:

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

PART I

Item 1.  Business

This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 8, “Financial Statements and Supplementary Data”.

The Company

HF Financial Corp., a unitary thrift holding company, was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Bank (the “Bank”) issued in the mutual to stock conversion of the Bank.  The Company acquired all of the outstanding stock of the Bank on April 8, 1992.  The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law.  Unless otherwise indicated, all matters discussed in this Form 10-K relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank.  See “Subsidiary Activities” for further information regarding the subsidiary operations of the Company and the Bank.

The executive offices of the Company and its direct and indirect subsidiaries are located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.  The Company’s telephone number is (605) 333-7556.

Website and Available Information

The website for the Company and the Bank is located at www.homefederal.com.  Information on this website does not constitute part of this Form 10-K.

The Company makes available, free of charge, its Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such forms are filed with or furnished to the SEC.  Copies of these documents are available to stockholders upon request addressed to the Secretary of the Company at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.

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

The Bank’s deposits are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”), and the Bank is subject to primary regulation and examination by the Office of Thrift Supervision (“OTS”).

Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.  The Company’s reportable segments are “banking” (including leasing activities) and “other”.  The “banking” segment is conducted through the Bank and Mid America Capital Services, Inc. (“Mid America Capital”) and the “other” segment is composed of smaller nonreportable segments, the Company and inter-segment eliminations.  For financial information by segment see Note 1 of “Notes to Consolidated Financial Statements”, which is included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Subsidiary Activities

In addition to the Bank, the Company had six other wholly-owned subsidiaries as of June 30, 2005:  HF Financial Group, Inc. (“HF Group”), HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”).

In August 2002, the Company formed HF Group, a South Dakota corporation.  Pursuant to a marketing license service agreement, HF Group has the exclusive right to market “Syben Services” for the Minneapolis-based corporation, Syben Holdings, Inc., to business customers within the three-state territory that includes South Dakota, Minnesota and Iowa.  “Syben Services” are internet based services that utilize proprietary software developed to facilitate employee benefits administration, payroll processing and management and governmental reporting. Syben Services assists employers with the management of their employer sponsored compensation and benefit programs.  HF Group has an approved line of credit of $100,000, with no funds advanced by the Company as of June 30, 2005.

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

The Mortgage Corp., a South Dakota corporation was previously engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market.  The Mortgage Corp. had no activity during fiscal year 2005.

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

The Bank has five wholly-owned subsidiaries, Hometown Insurors, Inc. (“Hometown”), Mid America Capital, Home Federal Securitization Corp. (“HFSC”), Mid-America Service Corporation (“Mid-America”) and PMD, Inc. (“PMD”).

Hometown, a South Dakota corporation, provides financial and insurance products to customers of the Bank and members of the general public in the Bank’s market area.  Insurance products offered by Hometown primarily include annuities and life insurance products.  On August 8, 2003, the Company sold the property and casualty insurance book of business of Hometown to a third party for total proceeds of $375,000.  The sales agreement included a “covenant not to compete” clause prohibiting Hometown from directly or indirectly selling property or casualty insurance for three years in the state of South Dakota.  The transaction was effective as of July 31, 2003 and had an immaterial impact on the Company’s financial position and results of operations.  Hometown obtains its funding via a line of credit from the Bank.  Banking regulations do not limit the amount of funding provided to an operating subsidiary.  As of June 30, 2005, the Bank had advanced no funds on an approved line of credit of $100,000.  Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

Mid America Capital, a South Dakota corporation, specializes in equipment finance leasing.  Mid America Capital obtains its funding via a line of credit from the Bank.  Banking regulations do not limit the amount of funding provided to an operating subsidiary.  As of June 30, 2005, the Bank had advanced $27.9 million on an approved line of credit of $35.0 million.  Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

HFSC, a Delaware corporation, exists for the sole purpose of buying motor vehicle installment loans from the Bank to be securitized.  See Note 3 of “Notes to Consolidated Financial Statements”, which is included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for further discussion on consumer automobile loan securitization.

Mid-America, a South Dakota corporation, previously provided residential appraisal services to the Bank and other lenders in the Bank’s market area until the third quarter of fiscal 2002.  The cessation of operations of Mid-America had no material effect on the consolidated financial statements.  Mid-America had no activity during fiscal year 2005.

PMD, a South Dakota corporation, in the past was engaged in the business of buying, selling and managing repossessed real estate properties.  PMD had no activity during fiscal year 2005.

Market Area

Based on total assets at June 30, 2005, the Bank is the largest savings association headquartered in South Dakota.  The Bank has a total of 34 banking centers in its market area and one internet branch located at www.homefederal.com.  The Bank’s primary market area includes communities located in eastern and central South Dakota, including the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Hartford, Canton, Parker, Lennox, Mitchell, Aberdeen, Mobridge, Brookings, Redfield, Dakota Dunes, Colman, Crooks, Watertown and Yankton.  The Bank also has a branch in Marshall, Minnesota, which serves customers located in southwestern Minnesota, and its banking center located in Dakota Dunes, South Dakota which serves customers located in northwestern Iowa.  The Bank’s primary market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms.  The internet branch allows access to customers beyond traditional geographical areas.

Mid America Capital provides services to customers primarily in a nine-state area in the upper Midwest, but originations can and have expanded nationwide based on relationships developed with existing Bank customers and other vendor relationships.

HF Group provides services to customers in the three-state region of South Dakota, Minnesota and Iowa.

Lending Activities

General.  The Bank originates a variety of loans including business banking loans, commercial and agricultural loans; mortgage lending, one- to four-family residential mortgages; and consumer loans, including loans for automobile purchases, home equity and home improvement loans and student loans.

Business Banking

Commercial Business Lending.  In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates adjustable- and fixed-rate commercial loans.  Interest rates on commercial business loans adjust or float with a designated national index plus a specified margin.  The Bank’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment and business expansion within the Bank’s market area.  The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration (“SBA”) of which a portion of such loans are also guaranteed in part by the SBA.  The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans.  In the future, the Bank anticipates continued expansion and emphasis of its commercial business lending, subject to market conditions and the Home Owners’ Loan Act (“HOLA”) restrictions.    See “Regulation–Business Activities” below for HOLA restrictions.

Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment).  The Bank’s commercial business loans are occasionally secured by the assets of the business, such as accounts receivable, equipment and inventory.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Whenever possible, the Bank’s commercial business loans include personal guarantees of the borrowers.  In addition, the loan officer may, on occasion, perform on-site visits, obtain financial statements and perform a financial review of the loan.

Multi-Family and Commercial Real Estate Lending.  The Bank engages in multi-family and commercial real estate lending primarily in South Dakota and the adjoining Midwestern states.  These lending activities may include existing property or new construction development or purchased loans.

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. In addition, loans secured by property outside of the Bank’s primary market area may contain a higher degree of risk due to the fact that the Bank may not be as familiar with market conditions where such property is located.  The Bank does not have a material concentration of multi-family or commercial real estate loans outside of South Dakota and the adjoining Midwestern states.

The Bank presently originates adjustable-rate, short-term balloon payment, fixed-rate multi-family and commercial real estate loans.  The Bank’s multi-family and commercial real estate loan portfolio is secured primarily by apartment buildings and owner occupied and non-owner occupied commercial real estate.  The terms of such loans are negotiated on a case-by-case basis.  Commercial real estate loans generally have terms that do not exceed 25 years.  The Bank has a variety of rate adjustment features, call provisions and other terms in its multi-family and commercial real estate loan portfolio.  Generally, the loans are made in amounts up to 80.00% of the appraised value of the collateral property and with debt service coverage ratios of 115.00% or higher.  The debt service coverage is the ratio of net cash from operations before payment of debt service.  However, these percentages may vary depending on the type of security and the guarantor.  Such loans provide for a negotiated margin over a designated national index.  The Bank analyzes the financial condition of the borrower, the borrower’s credit history, the borrower’s prior record for producing sufficient income from similar loans, references and the reliability and predictability of the net income generated by the property securing the loan.  The Bank generally requires personal guarantees of borrowers.  Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan.  The sale of participation interests in a loan are necessitated by the amount of the loan or the limitation of Loans to One Borrower.  See “Regulation-Loans to One Borrower” for a discussion of the Loans to One Borrower regulations.  In return for servicing these loans for the participants, the Bank generally receives a fee of 0.25% to 0.38%.  Also, income is received at loan closing from loan fees and discount points.  Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by appraisers approved pursuant to the Bank’s appraisal policy.

The HOLA includes a provision that limits the Bank’s non-residential real estate lending to no more than four times its total capital.  This maximum limitation, which at June 30, 2005 was $311.7 million, has not materially limited the Bank’s lending practices.

Under HOLA, the maximum amount which the Bank may lend to any one borrower is 15.00% of the Bank’s unimpaired capital and surplus or $11.7 million at June 30, 2005.  Loans in an amount equal to an additional 10.00% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral.  The Bank may request a waiver from the OTS to exceed the 15.00% Loans to One Borrower limitation on a case by case basis.  The Bank is in compliance with the Loans to One Borrower limitation and had no borrowers in excess of the Loans to One Borrower requirements at June 30, 2005.  See “Regulation-Loans to One Borrower” for a discussion of the Loans to One Borrower regulations.

Construction and Development Lending.  The Bank makes construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers for the construction of one- to four-family residences and condominiums and the development of one- to four-family lots in the Bank’s primary market area.

Construction loans to individuals for their residences are structured to be converted to mortgage loans at the end of the construction phase, which typically runs six to 12 months.  These construction loans have rates and terms which match the one- to four-family residential mortgage loans offered by the Bank.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating residential mortgage loans.

The Bank also makes loans to developers for the purpose of developing one- to four-family lots.  These loans typically have terms of one year and carry floating interest rates based on a national designated index.  Loan commitment and partial release fees are charged.  These loans generally provide for the payment of interest and loan fees from loan proceeds.  The principal balance of these loans is typically paid down as lots are sold.  Builder construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from the Bank, as well as broker referrals and direct solicitations of developers and builders.  The application process includes a submission to the Bank of plans, specifications and costs of the project to be constructed or developed.  These items are used as a basis to determine the appraised value of the subject property.  Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

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

Mortgage Lending

One- to Four-Family Residential Mortgage Lending.  One- to four-family residential mortgage loan originations are primarily generated by the Bank’s marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders.  The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences.

The Bank currently makes 10-, 15- and 30-year fixed- and adjustable-rate (“ARM”) one- to four-family residential mortgage loans in amounts up to 95.00% of the appraised value of the collateral property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank’s exposure at or below the 80.00% level.  The Bank generally offers an ARM loan having a fixed rate for the initial three to five years, which then converts to a one-year ARM loan for the remainder of the life of the loan.  The Bank also offers a one-year ARM loan with a rate below the Bank’s then current fixed-rate loan for a comparable 15- or 30-year term loan.  These loans provide for an annual cap and a lifetime cap at a set percent over the fully-indexed rate.

The Bank also offers a 30-year balloon loan, which is sold on the secondary market and has a fixed-rate for the first five or seven years of the loan.  At the end of the five- or seven-year period, the loan converts to a 23- or 25-year fixed-rate loan at the then current market rate provided that the borrower qualifies at the new rate.  If the borrower fails to qualify at the new rate, the loan becomes payable in full.  The Bank also offers a portfolio five- and seven-year balloon loan that is underwritten to secondary market standards but is fully payable at the end of the balloon term.

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

The Bank also offers fixed-rate 10- to 30-year mortgage loans that conform to secondary market standards. Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions.  Residential loans generally do not include prepayment penalties.

The Bank also originates fixed-rate one- to four-family residential mortgage loans through the South Dakota Housing Development Authority (“SDHDA”) program.  These loans generally have terms not to exceed 30 years and are insured by the Federal Housing Administration (“FHA”), Veterans Administration (“VA”), Rural Development or private mortgage insurance.  The Bank receives an origination fee of 1.00% of the loan amount from the borrower and a servicing fee of generally 0.38% from the SDHDA for these services.  The Bank is the largest servicer of loans for the SDHDA.  At June 30, 2005, the Bank serviced $465.3 million of mortgage loans for the SDHDA.  See Note 6 of “Notes to Consolidated Financial Statements”, which is included in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K for information on loan servicing.

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

In February 2005, the Bank introduced QuickClickTM Online Mortgage Solutions, a service that allows customers to check rates, research loan options and complete mortgage applications via the Bank’s website.  This service is currently available to our branch locations in South Dakota and Minnesota with plans to expand to neighboring states.

Consumer Lending

Other Consumer Lending.  The Bank’s management considers its consumer loan products to be an important component of its lending strategy.  Specifically, consumer loans generally have shorter terms to maturity and carry higher rates of interest than do one- to four-family residential mortgage loans.  In addition, the Bank’s management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

The Bank currently purchases automobile conditional sales contracts from selected dealers within its market area, as well as originating automobile loans directly.  The growth in indirect lending has provided securitization opportunities in the capital markets.  On January 31, 2003, the Bank sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  The proceeds were used in part to continue to service the demand of the Bank’s dealer network.  Securitization is a source of funds at a rate lower than other sources of funds, and it reduces the Bank’s capital requirements and credit risk to the Bank from the loans sold.  See Note 3 of  “Notes to Consolidated Financial Statements”, which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, for details on the consumer automobile loan securitization.

Loans secured by second mortgages, together with loans secured by all prior liens, are limited to 100.00% or less of the appraised or assessed value of the property securing the loan and generally have maximum terms that do not exceed 10 to 15 years.

The student loans originated by the Bank are guaranteed as to principal and interest by the South Dakota Education Assistance Corporation.  The Bank sells such student loans with servicing rights released approximately 120 days after funds have been disbursed to the student.  The Bank receives a market premium on the sale of the loan amount.

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

The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant’s payment history on other debts, and an assessment of the ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans, which are unsecured or are secured by rapidly depreciable assets, such as automobiles or boats.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Leasing Activities

General. Through its wholly-owned subsidiary, Mid America Capital, the Bank originates commercial and municipal leases.  These products have a fixed interest rate for the duration of the lease with terms typically ranging from 24 – 60 months.  The leases generally are 100.00% financed with only the first or first and last months’ payments due at lease inception.  As a result of the 100.00% financing and fixed interest rate, the yield on leases is higher than similar type lending products.

Leases are originated generally in a nine-state area in the upper Midwest.  All leases are secured by the equipment leased, with personal guarantees of the borrowers normally obtained on commercial leases.

Commercial Leases.   In order to support the Bank and its customers and to improve the yield of its assets, Mid America Capital originates commercial leases to customers primarily in the upper Midwest.  Mid America Capital offers three types of commercial leases: capital, tax and Terminal Rental Adjustment Clause (“TRAC”) leases.  TRAC leases are generally for medium- to heavy-duty titled equipment, such as semi-tractors and trailers and medium- to heavy-duty trucks.  Leases may be structured with a contracted residual of as little as $1.00 up to 20.00-25.00% of the equipment cost.  Leases encompass a wide variety of equipment for a variety of commercial uses.   The customer base tends to be small- to medium-sized businesses that view leasing as another financing option that augments their overall operation.  Repayment terms tend to be monthly in nature.

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

Municipal Leases.   The Bank and Mid America Capital also originates leases to municipal entities such as cities, counties, and public schools.  The lessee must be a political subdivision of the state in order to qualify as a municipal lease.   Because the interest income earned on this type of lease is exempt from federal income taxes, the rate offered to the municipality is usually substantially lower than a comparable commercial lease.  Repayment terms generally are on a monthly, semi-annual or annual basis.  Residuals are $1.00 for municipal leases.

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

	At June 30,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real Estate Loans:
One- to four-family (1)	$106,832	15.46%	$104,492	15.80%	$100,065	16.18%	$79,074	13.78%	$124,951	21.71%
Multi-family	34,241	4.95	42,721	6.46	49,364	7.98	56,952	9.92	44,378	7.71
Commercial	98,243	14.22	89,538	13.54	93,405	15.10	89,111	15.53	73,720	12.81
Agricultural	23,954	3.47	20,449	3.09	18,002	2.91	12,722	2.22	12,753	2.21
Construction and development	15,454	2.24	15,044	2.28	9,083	1.47	12,738	2.22	28,419	4.94
Total real estate loans	278,724	40.34	272,244	41.17	269,919	43.64	250,597	43.67	284,221	49.38

Other Loans and Leases:
Consumer Loans:
Mobile home	563	0.08	848	0.13	1,468	0.24	2,365	0.41	3,920	0.68
Automobiles	108,621	15.72	101,669	15.38	74,066	11.98	84,782	14.77	78,082	13.57
Deposit account	1,253	0.18	1,489	0.22	1,463	0.24	1,597	0.28	1,917	0.33
Student (2)	400	0.06	324	0.05	7,745	1.25	7,340	1.28	6,831	1.19
Junior liens on mortgages	87,243	12.63	85,684	12.96	81,064	13.11	73,680	12.84	61,397	10.67
Other	5,405	0.78	4,900	0.74	6,035	0.98	8,529	1.49	10,939	1.90
Total consumer loans	203,485	29.45	194,914	29.48	171,841	27.80	178,293	31.07	163,086	28.34

Commercial business (3)	125,569	18.17	124,158	18.78	113,570	18.36	95,462	16.63	97,362	16.92
Equipment finance leases (3)	33,090	4.79	26,942	4.07	23,016	3.72	22,834	3.98	10,509	1.82
Agricultural	50,088	7.25	42,953	6.50	40,109	6.48	26,707	4.65	20,370	3.54

Total other loans and leases	412,232	59.66	388,967	58.83	348,536	56.36	323,296	56.33	291,327	50.62

Total gross loans and leases	$690,956	100.00%	$661,211	100.00%	$618,455	100.00%	$573,893	100.00%	$575,548	100.00%

Less:
Undisbursed portion of loans in process	(6,350)		(7,338)		(3,576)		(4,678)		(3,853)
Deferred fees and discounts	1,289		1,029		364		504		(133)
Allowance for losses	(5,076)		(3,605)		(3,842)		(4,461)		(5,509)
Total loans and leases receivable, net	$680,819		$651,297		$611,401		$565,258		$566,053

(1)          Includes one- to four-family loans held for sale

(2)          Includes student loans held for sale

(3)          Includes tax-exempt leases

The following table sets forth the composition of the Company’s loan and lease portfolio from continuing operations by fixed- and adjustable-rate in dollar amounts and in percentages (before deductions for the undisbursed portion of loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.  Balances related to discontinued credit card loan operations have been eliminated for all periods presented.  Variable loans are tied to various indices including prime rate and the treasury yield curve and have reset dates ranging from daily to several years.

	At June 30,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Fixed-Rate Loans and Leases:
Real Estate:
One- to four-family (1)	$65,605	9.49%	$70,895	10.72%	$72,472	11.72%	$45,804	7.98%	$78,350	13.61%
Multi-family, commercial & construction	40,380	5.84	44,065	6.66	41,231	6.67	44,842	7.81	39,752	6.91
Agricultural	4,096	0.59	2,609	0.39	4,760	0.77	1,305	0.23	3,433	0.60
Total real estate loans	110,081	15.92	117,569	17.77	118,463	19.16	91,951	16.02	121,535	21.12

Consumer (2)	141,942	20.54	133,012	20.12	110,037	17.79	127,488	22.21	125,955	21.88
Agricultural	6,759	0.98	3,905	0.59	5,285	0.85	5,596	0.98	6,007	1.04
Equipment finance leases (3)	33,090	4.79	26,942	4.07	23,016	3.72	22,834	3.98	10,509	1.82
Commercial business (3)	29,741	4.30	26,631	4.03	23,839	3.85	21,463	3.74	25,983	4.52
Total fixed-rate loans and leases	321,613	46.53	308,059	46.58	280,640	45.37	269,332	46.93	289,989	50.38

Adjustable-Rate Loans:
Real estate:
One- to four-family (1)	41,227	5.97	33,597	5.08	27,593	4.46	33,270	5.80	46,601	8.10
Multi-family, commercial & construction	107,558	15.57	103,238	15.61	110,621	17.89	113,959	19.86	106,765	18.55
Agricultural	19,858	2.87	17,840	2.70	13,242	2.14	11,417	1.99	9,320	1.62
Total real estate loans	168,643	24.41	154,675	23.39	151,456	24.49	158,646	27.65	162,686	28.27

Consumer (2) (4)	61,543	8.92	61,902	9.37	61,804	10.00	50,805	8.85	37,131	6.45
Agricultural	43,329	6.27	39,048	5.91	34,824	5.63	21,111	3.68	14,363	2.50
Commercial business	95,828	13.87	97,527	14.75	89,731	14.51	73,999	12.89	71,379	12.40
Total adjustable-rate loans	369,343	53.47	353,152	53.42	337,815	54.63	304,561	53.07	285,559	49.62

Total loans and leases	$690,956	100.00%	$661,211	100.00%	$618,455	100.00%	$573,893	100.00%	$575,548	100.00%

Less:
Undisbursed portion of loans in process	(6,350)		(7,338)		(3,576)		(4,678)		(3,853)
Deferred fees and discounts	1,289		1,029		364		504		(133)
Allowance for loan losses	(5,076)		(3,605)		(3,842)		(4,461)		(5,509)

Total loans and leases receivable, net	$680,819		$651,297		$611,401		$565,258		$566,053

(1)          Includes one- to four-family loans held for sale

(2)          Includes mobile home loans

(3)          Includes tax-exempt leases

(4)          Includes student loans held for sale

The following schedule illustrates the scheduled principal contractual repayments of the Company’s loan and lease portfolio from continuing operations at June 30, 2005.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family (1)	Multi- Family	Commercial	Agricultural	Construction & Development	Consumer (2)	Commercial Business (3)	Agricultural	Total
	(Dollars in Thousands)
Due in 1 year or less	$14,077	$1,864	$14,005	$1,175	$12,454	$42,940	$76,040	$38,313	$200,868
After 1 to 5 years	23,663	9,859	38,256	4,613	3,000	157,661	64,044	8,296	309,392
Greater than 5 years	69,092	22,518	45,982	18,166	—	2,884	18,575	3,479	180,696
Total	$106,832	$34,241	$98,243	$23,954	$15,454	$203,485	$158,659	$50,088	$690,956

(1) Includes one- to four-family loans held for sale.

(2) Includes demand loans, loans having no stated maturity, student loans held for sale and overdraft loans.

(3) Includes equipment finance leases and tax-exempt leases.

The total amount of loans due after June 30, 2006 which have predetermined interest rates is $244.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $246.1 million.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their average contractual terms because of prepayments.  In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.  The Company’s 2004 Annual Report on Form 10-K schedule for payments due within 1 year or less totaled $183.8 million.  The Company’s Consolidated Statement of Cash Flows for fiscal year 2005 displays total principal collected on loans and leases totaling $192.9 million.  The difference is due to prepayments of loans at June 30, 2004 and to contractual payments and prepayments for new loans in fiscal year 2005.

The following table sets forth the composition of the Company’s deferred fees and discounts on loans as of the dates indicated.

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

One- to four-family	$(576)	$(561)	$(510)	$(554)	$(939)
Multi-family, commercial real estate & construction	(278)	(334)	(407)	(508)	(579)
Consumer	122	113	65	5	3
Agricultural	(32)	(32)	(16)	(28)	(20)
Equipment finance leases	80	77	54	—	—
Commercial business	(15)	(125)	(164)	(16)	(18)
Dealer reserve	1,988	1,891	1,342	1,605	1,420
Total deferred fees and discounts	$1,289	$1,029	$364	$504	$(133)

Deferred fees and discounts on loans have trended from net deferred revenue to net deferred costs due to several factors, including the following:

•                  An increasing amount of indirect automobile loans that include prepaid dealer reserves.  This increase was partially offset as a result of the sale of $50.0 million of automobile loans in January 2003, which resulted in a reduction of $1.0 million in prepaid dealer reserves at the time of the sale.

•                  The mortgage portfolio had a large turnover during 2002 through 2004 due to low interest rates and strong demand, which were booked with relatively higher origination costs compared to the origination fees charged, than those booked in prior years.

•                  During fiscal 2005, the Company experienced loan payoffs primarily in multi-family, commercial real estate and commercial business.  These payoffs are due to competitive factors, both in price competition and new competitors entering the market.

Potential Problem Loans

Nonperforming Assets.  See “Asset Quality” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for discussion.

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

When the Company classifies problem assets as “loss, ” it is required either to establish a specific allowance for losses equal to 100.00% of that portion of the asset so classified or to charge-off such amount.  The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank’s Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification in accordance with applicable regulations.  On the basis of management’s monthly review of its assets, at June 30, 2005, the Company had designated $10.6 million of its assets as special mention and $7.0 million of its assets as classified.  Other potential problem loans are included in criticized and classified assets.  See “Asset Quality” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for further discussion.

Allowance for Loan and Lease Losses. See “Application of Critical Accounting Policies” and “Asset Quality” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for discussion.

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

At June 30, 2005, the Company’s investments in mortgage-backed securities totaled $121.3 million, or 13.5% of its total assets. As of such date, the Bank also had a $7.7 million investment in the stock of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”) in order to satisfy the FHLB of Des Moines’ requirement for membership.

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table.

	At June 30, 2005
	1 Year or Less		After 1 to 5 Years		After 5 to 10 Years		Greater than 10 Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value
	(Dollars in Thousands)

U.S. government agencies & corporations	$—	—	$3,000	3.16%	$2,000	3.99%	$—	—	$5,000	$4,986
Federal Home Loan Bank			2,474	4.63%	1,500	3.99%	—	—	3,974	3,996
Municipal bonds	1,201	2.18%	1,784	2.34%	100	3.65%	—	—	3,085	3,069
Preferred term securities	—	—	—	—	—	—	9,000	4.89%	9,000	9,056
Mortgage-backed securities			23	7.03%	7,528	4.62%	115,116	4.54%	122,667	121,251
Total investment securities	$1,201		$7,281		$11,128		$124,116		$143,726	$142,358

The effective maturities for the Bank’s mortgage-backed securities is much shorter due to the combination of prepayments and the variable nature of $103.9 million of mortgage-backed securities.  The variable or hybrid (fixed for a period of time and then variable thereafter) structure gives the Bank flexibility in risk management of the balance sheet.

The Company’s investment securities portfolio did not contain non-investment grade bonds (i.e., “junk bonds”) or other corporate debt securities.

The Bank’s investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors.  Investments may be made by the Bank’s officers within specified limits and approved in advance by the Board of Directors for transactions over these limits.  At the present time, the Bank does not have any investments that are held for trading purposes.  At June 30, 2005, the Company had $142.4 million of securities available for sale, including mortgage-backed securities of $121.3 million.  See Note 4 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, for further information on the Company’s investment portfolio.

Sources of Funds

General.  The Company’s primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, mortgage-backed securities and callable agency securities.  Secondary sources include sales of mortgage loans, sales and/or maturities of securities, out-of-market deposits and short-term investments.

Borrowings of the Bank are primarily from the FHLB of Des Moines, and may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.  The Bank has established collateral at the Federal Reserve Bank (“FRB”) as a contingent source of funding.  See Note 9 of the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data “ of this Form 10-K, for further detail of the Company’s borrowings.

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

The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of the dates indicated.

	At June 30,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$85,705	12.58%	$75,251	11.42%	$77,004	12.39%
Interest bearing accounts weighted average rates of 0.52%, 0.18%, and 0.16% at June 30, 2005, 2004 and 2003	50,120	7.36	45,738	6.95	43,699	7.03
Savings accounts weighted average rates of 1.93%, 0.72% and 0.68% at June 30, 2005, 2004 and 2003	63,235	9.28	63,670	9.67	54,462	8.77
Money market accounts(1) weighted average rates of 2.80%, 1.40% and 1.41% at June 30, 2005, 2004 and 2003	209,116	30.70	211,928	32.17	178,113	28.66

Total transaction accounts	408,176	59.92	396,587	60.21	353,278	56.85

In-Market Certificates of Deposit:

0.00 - 3.99%	216,461	31.78	206,552	31.36	174,662	28.11
4.00 - 4.99%	19,356	2.84	16,102	2.44	21,112	3.40
5.00 - 5.99%	7,322	1.07	10,312	1.57	17,711	2.85
6.00 - 6.99%	1,605	0.24	12,335	1.87	18,040	2.90
7.00 - 7.99%	—	—	1,006	0.15	985	0.16
Total in-market certificates of deposit	244,744	35.93	246,307	37.39	232,510	37.42

Out-of-market certificates of deposit weighted average rate of 3.09%, 2.23% and 2.11% at June 30, 2005, 2004 and 2003	28,296	4.15	15,825	2.40	35,593	5.73

Total certificates of deposit	273,040	40.08	262,132	39.79	268,103	43.15
Total deposits	$681,216	100.00%	$658,719	100.00%	$621,381	100.00%

(1)     Includes out-of-market money market accounts in the amount of $1.9 million, $18.4 million and $14.1 million at June 30, 2005, 2004 and 2003, respectively.

The following table sets forth the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of June 30, 2005.

	Maturity
	3 Months	3 to 6	6 to 12	Over
	or Less	Months	Months	12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$22,246	$15,640	$40,483	$100,484	$178,853

Certificates of deposit of $100,000 or more	3,196	3,419	7,097	25,120	38,832

Out-of-market certificates of deposit (1) (2)	15,961	14,139	2,220	3,332	35,652

Public funds (3) (4)	10,041	4,256	4,099	1,307	19,703

Total certificates of deposit	$51,444	$37,454	$53,899	$130,243	$273,040

(1)                                  Includes funds from the Certificate of Deposit Account Registry Service (“CDARS”) certificate of deposit program of $7,356.

(2)                                  Includes certificates of deposit of $100,000 or greater of $25,953.

(3)                                  Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)                                  Includes certificates of deposit of $100,000 or greater of $18.1 million.

The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit.  See Note 8 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.  Deposits at June 30, 2005 and 2004 included $51.6 million and $53.0 million, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank’s borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgable loans, including but not limited to, its mortgage related loans, mortgage-backed securities and U.S. Government and other agency securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At June 30, 2005, the Bank’s FHLB advances totaled $119.0 million, representing 14.1% of total Company liabilities.  See Note 9 of  “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, for further detail of the Company’s borrowings.

The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings at the dates indicated.

	Years Ended June 30,
	2005	2004	2003
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$140,590	$92,985	$134,503
Other borrowings	760	817	5,321

Average Balance:
FHLB and FRB advances	$110,398	$79,038	$99,064
Other borrowings	934	1,831	1,201

The following table sets forth certain information as to the Bank’s FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2005	2004	2003
	(Dollars in Thousands)

FHLB and FRB advances	$118,959	$92,985	$84,498
Other borrowings	705	765	5,321
Total borrowings	$119,664	$93,750	$89,819

Weighted average interest rate of FHLB and FRB advances	4.13%	3.96%	4.70%

Consumer Automobile Loan Securitization.  The growth in indirect lending has previously provided securitization opportunities in the capital markets.  On January 31, 2003, the Bank sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  See Note 3 of  “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, for details on the consumer automobile loan securitization.  The Bank will continue to review opportunities to securitize automobile production in the future.

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

The Bank attracts the majority of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located.  As such, competition for those deposits is principally from other commercial banks and credit unions located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

Employees

At June 30, 2005, the Bank had a total of 309 full-time equivalent employees (“FTEs”) including nine FTEs of the Bank’s subsidiary corporations.  The Bank’s employees are not represented by any collective bargaining group.  Management considers its relations with its employees to be good.

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

Regulation of Federal Savings Associations.  The OTS has extensive authority over the operations of federal savings associations, such as the Bank.  Pursuant to this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations primarily by the OTS and to a lesser extent by the FDIC.  The last examination of the Bank by the OTS concluded on February 7, 2005.  Examiners may require a federal savings association to provide for higher general or specific loan loss reserves.

Assessments.  The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.  The general assessment, paid on a semiannual basis, is computed by totaling three components:  the Bank’s total assets, supervisory condition, and complexity of operations.  The Bank’s OTS assessment (standard assessment) for the fiscal year ended June 30, 2005, was approximately $173,000.

Enforcement.  The OTS has primary enforcement responsibility over savings associations, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers.  In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.  Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings association.  If action is not taken by the OTS, the FDIC may take action under certain circumstances.

Safety and Soundness Standards.  Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards.  The guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

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

At June 30, 2005, the Bank met the criteria for being well-capitalized.  When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

Business Activities.  The Bank derives its lending and investment powers from the HOLA, and the regulations of the OTS thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.  These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400.00% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20.00% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10.00% of assets being limited to small business loans; (d) a limit of 35.00% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5.00% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5.00% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.  In addition, the HOLA and the OTS regulations provide that a federal savings association may invest up to 10.00% of its assets in tangible personal property for leasing purposes.  At June 30, 2005, the Bank met the 10.00% leasing limitation with 3.56% of total Bank assets.  Such general leases, however, do not have to be aggregated with the institution’s loans for purposes of the HOLA’s investment and lending limitations.  At June 30, 2005, the Bank met the 20.00% limitation with 16.49% of total Bank assets.

Loan- To-One Borrower.  Under the HOLA, the Bank is generally subject to the same limits on loans-to-one borrower as are imposed on national banks.  With specified exceptions, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15.00% of the association’s unimpaired capital and surplus.  Additional amounts may be loaned, not in excess of 10.00% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral.  At June 30, 2005, the Bank’s lending limit under this restriction was $11.7 million.  The Bank is in compliance with the loans-to-one borrower limitation and had no borrowers in excess of the loans-to-one borrower requirements at June 30, 2005.

Insurance of Accounts and Regulation by the FDIC.  The Bank is a member of, and pays deposit insurance assessments to, the SAIF, which is administered by the FDIC.  Savings deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

The 1996 Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as “well capitalized” or that have been found to have “moderately severe” or “unsatisfactory” financial, operational or compliance weaknesses.  At June 30, 2005, the Bank has not been so classified by the FDIC or the OTS.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately ..0144% of insured deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established in 1987 to recapitalize the predecessor to the SAIF.  These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017.

The Bank’s assessment rate for the fiscal year ending June 30, 2005, was .0144% and the premium paid for this period was $93,000, of which was all paid towards the FICO bonds.  The FDIC has authority to increase insurance assessments.  A significant increase in SAIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what the insurance assessment rate will be in the future.

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

Regulatory Capital Requirements.  OTS regulations require the Bank to meet three minimum capital standards:

•                  A tangible capital ration requirement of 1.50% of total assets, as adjusted under the OTS regulations;

•                  A leverage ratio requirement of 3.00% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System; and

•                  A risk-based capital ratio requirement of 8.00% of core and supplementary capital to total risk-based assets.

The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4.00%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.  In determining the amount of risk-based assets for the purpose of the risk-based capital requirement, the Bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

Tangible capital generally includes common stockholders’ equity and retained earnings, and certain noncumulative perpetual preferred stock and related earnings on withdrawable accounts and deposits that qualify as core capital.  In addition, all intangible assets, other than a limited amount of mortgage servicing rights and other categories must be deducted from tangible capital.  At June 30, 2005, the Bank had $5.2 million of unamortized loan servicing rights.  Included in total unamortized loan servicing was $9,000 of nonmortgage servicing rights which was required to be deducted from tangible capital.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries.  Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital.  In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers such as mortgage banking activities are “includable” subsidiaries that are consolidated for capital purposes in proportion to the association’s level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for U.S. generally accepted accounting principals (“GAAP”) purposes.  All subsidiaries of the Bank are includable subsidiaries.

Core capital generally consists of tangible capital plus certain intangible assets, and up to 25.00% of other intangibles which meet certain separate salability and market valuation tests.  At June 30, 2005, the Bank had $5.0 million in intangible assets which were subject to these tests.  The amount of servicing rights includable as core capital is limited to 50.00% of such capital.  At June 30, 2005, the Bank had Tier I (core) capital equal to $73.8 million, or 8.28%, of adjusted total assets, which is $38.8 million above the minimum leverage ratio requirement of 4.00% as in effect on that date.

Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital up to 100.00% of core capital.  At June 30, 2005, the Bank had no capital instruments that qualified as supplementary capital and $3.3 million of general loss reserves, which was not in excess of 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital.  Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80.00% loan-to-value ratio, retained interest on securitizations and reciprocal holdings of qualifying capital instruments.  The Bank had $1.7 million in dollar for dollar exclusions from capital and assets at June 30, 2005, for the retained interest from securitized automobile loans.

On June 30, 2005, the Bank had total risk-based capital of $75.4 million (including $73.8 million in core capital, $3.3 million in qualifying supplementary capital and dollar for dollar exclusions for the retained interest from securitized automobile loans of $1.7 million) and risk-weighted assets of $707.6 million (including $27.9 million in converted off-balance sheet assets), or total capital of 10.66% of risk-weighted assets.  This amount was $18.8 million above the 8.00% requirement in effect on that date.

The following table sets forth the Bank’s compliance with its capital requirements at June 30, 2005.

		Percent of Applicable
	Amount (2)	Assets(1)
	(Dollars in Thousands)

GAAP capital	$77,930	8.71%

Tier I (core) capital	$73,815	8.28%
Required	35,046	4.00
Excess over requirement	$38,769	4.28%

Risk-based capital(3)	$75,423	10.66%
Required	56,610	8.00
Excess over requirement	$18,813	2.66%

(1)                                Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets.

(2)                                The Bank’s investment in its subsidiaries is included for purposes of calculating regulatory capital.

(3)                                Includes qualifying supplementary capital of $3.3 million and dollar for dollar exclusion for the retained interest from securitized automobile loans of $1.7 million.

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

During the fiscal year ended June 30, 2005, the Bank paid cash dividends to the Company totaling $3.7 million.

Liquidity.  All savings associations, including the Bank, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  For a discussion of what the Bank includes in liquid assets, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Branching.  Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States.  The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that qualifies as a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended, which imposes qualification requirements similar to those for a “qualified thrift lender” under the HOLA.  See the section below entitled “Qualified Thrift Lender Test.”  This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment.  Under the Community Reinvestment Act (the “CRA”), as implemented by the OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OTS, in connection with its examination of a savings association, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.  The CRA also requires all institutions to make public disclosure of their CRA ratings.  The Bank received an  “Outstanding” CRA rating in its most recent examination.

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

Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65.00% of its portfolio assets (which consists of goodwill and other intangible assets, properties used to conduct the savings association’s business and specified liquid assets not exceeding 20.00% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  At June 30, 2005, the Bank maintained 77.47% of its portfolio assets in qualified thrift investments, and thus met the test.  The Bank has met the QTL test since its inception.

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

Effective April 1, 2003, the Federal Reserve Board rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W.  In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B of the FRA, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B of the FRA.  The Federal Reserve Board’s final rule does not by its terms apply to savings associations.  However, because the OTS incorporates Regulation W and applies it to savings associations, Sections 23A and 23B of the FRA apply to the Bank in the same manner and to the same extent as if the Bank were a member bank.  The OTS rules incorporate all applicable provisions and exceptions prescribed by the Federal Reserve Board in Regulation W, provide guidance regarding the additional prohibitions on savings associations with respect to transactions with affiliates under HOLA, and set out the additional restrictions that the OTS imposes on savings associations under HOLA with regard to transactions with affiliates.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B of the FRA solely because of Regulation W, and all transactions covered by Sections 23A and 23B of the FRA, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003.  All other covered affiliate transactions became subject to Regulation W on April 1, 2003.  The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B of the FRA to implement policies and procedures to ensure compliance with Regulation W.

The Bank’s authority to extend credit to its directors, executive officers and 10.00% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board thereunder.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of the association’s capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.  Section 402 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act).  The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Real Estate Lending Standards.  The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate.  The OTS regulations require the Bank to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities.  The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans.  The Bank is also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately.  The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

Privacy Regulations.  Under the OTS regulations adopted pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), the Bank is required to adopt procedures to protect customers’ “nonpublic personal information.”  The regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter.  In addition, the Bank is required to provide its customers with the ability to “opt-out” of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes.  The Bank currently has a privacy protection policy in place, which has been reviewed, for compliance with the regulations.

Federal Reserve System.  Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts.  FRB regulations generally require that (a) reserves of 3.00% must be maintained against aggregate transaction accounts of $47.6 million or less, subject to adjustment by the FRB, and (b) a reserve of $1.2 million plus 10.00% must be maintained against that portion of total transaction accounts in excess of $47.6 million.  The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements.  The Bank is in compliance with these reserve requirements at June 30, 2005.  Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a FRB, or a passthrough account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets to the extent that the requirement exceeds vault cash.

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

At June 30, 2005, the Bank had $7.7 million in FHLB stock, which was in compliance with this requirement.  The Bank receives dividends on its FHLB stock, subject to approval by the FHLB.  For the fiscal year ended June 30, 2005, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $152,000, which constitutes a $45,000 increase in the amount of dividends received in fiscal year 2004.  This increase was primarily due to an increase in the dividend rate approved by the FHLB Board of Directors.

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

The Bank, through its trust department, acts as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts.  As of June 30, 2005, the trust department of the Bank maintained approximately $100.5 million in assets under management.

USA Patriot Act.  The Bank is subject to the USA Patriot Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information-sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III of the USA Patriot Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

•                  Pursuant to Section 326, on May 9, 2003, the OTS, in conjunction with other bank regulators, issued a Joint Final Rule that provides for minimum standards with respect to customer identification and verification.  This rule, which became effective October 1, 2003, requires each financial institution to implement a written customer identification program appropriate for its size, location and type of business that includes certain minimum requirements.

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

•                  Section 318, which become effective December 25, 2001, prohibits financial institutions from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and requires financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

•                  Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

The Sarbanes-Oxley Act.  As a public company, we are subject to the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and to better protect investors from corporate wrongdoing.

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

•                  a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•                  the possibility of forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•                  an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the Company’s independent auditors;

•                  a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•                  a requirement that companies disclose whether at least one member of the committee is an “audit committee financial expert” (as such term is defined by the SEC) and if not, why not;

•                  expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•                  a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•                  disclosure of a code of ethics and filing a Current Report on Form 8-K for a change or waiver of such code;

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

The Company anticipates additional expenses in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulation.  Management presently anticipates that the associated internal costs and third party expenses may be significant.

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

To the extent earnings appropriated to a savings association’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  As of June 30, 2005, the Bank’s Excess for tax purposes totaled approximately $4.8 million.

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

Taxation in Other States.  Mid America Capital is required to file state income tax returns in those states which lessees have operations.  The total taxes paid in the year ended June 30, 2005 were not material to the operation of Company.

Executive Officers of the Company

Information regarding the executive officers of the Company and the Bank is set forth below.

Curtis L. Hage - Mr. Hage, age 59, is Chairman, President and Chief Executive Officer of the Company.  He was elected to the position of Chairman of the Board of Directors of the Company in September 1996 and has held the positions of President and Chief Executive Officer since February 1991.  Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986.  Since joining the Bank in 1968, he served in various capacities prior to being elected Executive Vice President.  Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

Darrel L. Posegate — Mr. Posegate, age 47, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since January 2002.  He was employed as Chief Financial Officer for West Des Moines State Bank, Des Moines, IA, a state banking institution, from 1998 until joining the Bank.  Prior to that time, he was employed in senior leadership roles for community banking organizations in Iowa from 1983 to 1998.  Mr. Posegate received his B.A. degree from Luther College, Decorah, IA, and is a Certified Public Accountant.

David A. Brown – Mr. Brown, age 43, has served as the Senior Vice President/Business Banking of the Bank since November 1999.  Prior to joining the Bank, Mr. Brown served as Vice President/Manager Commercial Banking of Firstar Bank, Sioux City, Iowa, a national banking institution, a position he held since December 1998.  Mr. Brown received his M.B.A. and a B.S. in Business Administration from University of South Dakota.

Mary F. Hitzemann - Ms. Hitzemann, age 52, has served as the Senior Vice President/Human Resources of the Bank since October 1993.  Ms. Hitzemann joined the Bank in January 1993.  Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992.  Ms. Hitzemann received her B.A. degree from Augustana College.

Mark S. Sivertson - Mr. Sivertson, age 47, has served as the Senior Vice President/Trust Officer of the Bank since July 1996.  He joined the Bank in February 1995 as Vice President/Trust Officer.  Prior to joining the Bank, Mr. Sivertson was Vice President and Trust Officer in charge of the Investment Management and Trust Department at Western Bank.  He holds a law degree from the University of North Dakota and his Certified Trust Financial Advisor designation from the American Bankers Association.

Natalie A. Solberg – Ms. Solberg, age 42, has served as the Senior Vice President/Service & Support of the Bank since October 2002.  She joined the Bank in February 1994 as manager of the phone banking center and was promoted to Vice President/In-Touch Banking in October 1995.  Prior to joining the Bank, she was employed by the Bank of New York from October 1989 to October 1993.  Ms. Solberg received her B.S. from Northern State University.

Raymond C. Wilson – Mr. Wilson, age 47, has served as the Vice President/Senior Controller of the Bank since September 2003.  Prior to joining the Bank, Mr. Wilson was the Corporate Finance Director for Interactive Information Service, Inc., a software development company, located in Cleveland, Ohio, from June 1999 to December 2002.  Prior to that time, he held senior financial and accounting management positions with two community banks.  Mr. Wilson received his B.B.A. degree in Finance and a MAFIS from Cleveland State University, Cleveland, Ohio.

Item 2.  Properties

The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.  Currently, the Bank also conducts business from 33 other offices located in its primary market area.  Of such 34 total business offices, the Company owns 20 and leases 14 others.

The total net book value of the Company’s premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2005 was $13.0 million.  Management believes that the Company’s existing properties are adequate for its current needs.

Item 3.  Legal Proceedings

The Company, the Bank and each of their subsidiaries are, from time to time, involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses.  While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is generally the opinion of management, after consultation with counsel representing the Bank and the Company in any such proceedings, that the resolution of any such proceedings should not have a material effect on the Company’s consolidated financial position or results of operations.  The Company, the Bank and each of their subsidiaries are not aware of any legal actions or other proceedings contemplated by governmental authorities outside of the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2005.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Listing

The Company’s common stock is traded under the symbol “HFFC” on the NASDAQ National Market System.  On July 28, 2005, the Company announced it will be included in the new Russell Microcap Index.

The following table sets forth the range of high and low sale prices for the Company’s common stock for each of the fiscal quarters of the two years ended June 30, 2005 and 2004.  Quotations for such periods are as reported by the NASDAQ National Market System and have been retroactively adjusted for the 10% stock dividend paid on December 31, 2003 to shareholders of record as of December 3, 2003.

FISCAL 2005	HIGH	LOW
1st Quarter	$17.45	$14.05
2nd Quarter	$19.25	$16.12
3rd Quarter	$24.74	$18.00
4th Quarter	$25.65	$19.25

FISCAL 2004	HIGH	LOW
1st Quarter	$17.32	$15.09
2nd Quarter	$17.04	$15.09
3rd Quarter	$18.25	$15.90
4th Quarter	$17.75	$14.28

As of September 23, 2005, the Company had 508 holders of record of its common stock.

The transfer agent for the Company’s common stock is Mellon Investor Services, PO Box 3315, South Hackensack, New Jersey, 07606-1915.

Dividends

The Company paid cash dividends on a quarterly basis of $0.11 per share throughout fiscal 2005.  The Company paid cash dividends on a quarterly basis of $0.1068, $0.1075, $0.1075 and $0.1075, respectively, per share in fiscal 2004.  The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors the Board of Directors deems relevant.  On July 20, 2005, the Board of Directors approved a cash dividend of $0.11 per share and the Company paid the respective cash dividends on August 17, 2005 to shareholders of record on August 3, 2005.  The Company’s ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, the Bank, which are subject to OTS regulations.  The ability of the Company to pay dividends is also subject to the terms of the agreements on subordinated debentures payable to trusts, should the Company elect to defer interest payments.  In addition, the Company’s ability to pay dividends is subject to the terms of its line of credit with First Tennessee Bank, NA.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Form 10-K.

Sales of Unregistered Stock

The Company had no sales of unregistered stock during the fiscal year ended June 30, 2005.

Issuer Purchases of Equity Securities

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended June 30, 2005.

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
April 1 - 30, 2005	5,600	$22.16	5,600	237,481
May 1 - 31, 2005	44,900	$22.76	44,900	306,014
June 1 - 30, 2005	2,400	$22.06	2,400	303,614

4th Quarter Total	52,900	$22.67	52,900

The repurchases made during the fiscal year ended June 30, 2005 were made under the Company’s publicly announced stock buy back programs.  A total of 115,500 shares of common stock were purchased pursuant to the program which was publicly announced on April 26, 2004, under which up to 10% of the common stock of the Company that was outstanding on May 1, 2004, which equals 352,981 shares, may be acquired through April 30, 2005.  This program expired on April 30, 2005.

The Company approved a new stock buy back program effective as of  May 1, 2005, which was publicly announced on April 25, 2005.  Under this program, the Company may repurchase up to 10% of the common stock of the Company outstanding on May 1, 2005, which equals 350,914 shares, through April 30, 2006.  A total of 47,300 shares stock were purchased pursuant to this program during May and June 2005.  All of the 162,800 shares repurchased during the fiscal year ended June 30, 2005 were purchased in the open-market.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial statement and operations data with respect to the Company for the periods indicated.  This information should be read in conjunction with the Financial Statements and related notes appearing in Part II, Item 8 “Financial Statements and Supplementary Data,” of this Form 10-K and with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.  The Company’s selected financial statement and operations data for each of the fiscal years 2001 through 2004 have been derived from audited consolidated financial statements, which have been audited by McGladrey & Pullen, LLP, independent public accountants.  For fiscal 2005, the financial statements have been audited by Eide Bailly, LLP, independent public accountants.

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$897,874	$847,070	$801,103	$723,227	$784,002
Securities available for sale	142,429	122,715	88,527	82,804	87,387
FHLB stock	7,699	5,469	7,025	6,332	6,332
Loans and leases receivable	670,581	640,946	595,417	559,814	563,836
Loans held for sale	10,238	10,351	15,984	6,559	7,270
Deposits	681,216	658,719	621,381	562,596	601,207
Advances from FHLB and other borrowings	119,664	93,750	89,819	84,308	108,376
Subordinated debentures payable to trusts	27,837	27,837	20,620	10,310	—
Stockholders’ equity	53,635	51,649	49,358	48,536	52,525

	Years Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, Except Per Share Data)
Selected Statement of Income Data:
Interest and dividend income	$44,946	$40,260	$44,262	$48,185	$58,463
Interest expense	18,747	15,188	17,997	23,573	35,051
Net interest income	26,199	25,072	26,265	24,612	23,412
Provision for losses on loans and leases	2,681	2,020	3,173	1,905	1,482
Net interest income after provision for losses on loans and leases	23,518	23,052	23,092	22,707	21,930
Loan servicing income	1,446	1,578	1,610	1,858	1,567
Gain on sale of loans, net	726	1,311	1,629	1,464	745
Gain on sale of securities, net	20	43	352	135	—
Other noninterest income	6,822	6,896	6,895	6,369	6,032
Noninterest expense	(24,936)	(24,773)	(26,048)	(24,806)	(22,750)
Income from continuing operations before income taxes	7,596	8,107	7,530	7,727	7,524
Income tax expense	2,431	2,891	2,584	2,856	2,929
Income from continuing operations	5,165	5,216	4,946	4,871	4,595
Discontinued Operations:
Income (loss) from operations of discontinued segment (net of income taxes)	—	—	253	(246)	12
(Loss) on discontinued segment (net of income taxes)	—	—	(224)	(1,440)	—
Income (loss) from discontinued operations	—	—	29	(1,686)	12

Net income	$5,165	$5,216	$4,975	$3,185	$4,607

	Years Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, Except Per Share Data)
Basic earnings (loss) per share:
Income from continuing operations	$1.46	$1.47	$1.36	$1.27	$1.14
Income (loss) from discontinued operations	—	—	0.01	(0.44)	—
Net income	1.46	1.47	1.37	0.83	1.14

Diluted earnings (loss) per share:
Income from continuing operations	1.42	1.43	1.34	1.24	1.12
Income (loss) from discontinued operations	—	—	0.01	(0.43)	—
Net income	1.42	1.43	1.35	0.81	1.12

Dividends declared per share	0.44	0.43	0.42	0.40	0.38
Dividend payout ratio from continuing operations (1)	30.03%	29.33%	30.81%	31.92%	33.62%

Other data from continuing operations: (2)
Interest rate spread (average during period)	3.05%	3.18%	3.42%	3.25%	2.83%
Net interest margin (3)	3.31	3.41	3.72	3.66	3.37

Average interest-earning assets to average interest-bearing liabilities	1.11	1.11	1.12	1.12	1.11

Equity to total assets (end of period)	5.97	6.10	6.16	6.71	6.70
Equity-to-assets ratio (ratio of average equity to average total assets)	6.25	6.36	6.52	7.17	6.77

Nonperforming assets to total assets (end of period)	0.78	0.27	0.77	1.59	0.76

Allowance for loan and lease losses to nonperforming loans and leases (end of period) (4)	73.24	174.75	65.89	40.02	97.73

Allowance for loan and lease losses to total loans and leases (end of period)	0.74	0.55	0.62	0.78	0.96

Nonperforming loans and leases to total loans and leases (end of period) (4)	1.01	0.32	0.95	1.96	0.99

Noninterest expense to average total assets	2.91	3.11	3.42	3.42	3.06

Net interest income after provision for losses for loans and leases to noninterest expense (end of period)	94.31	93.05	88.65	91.54	96.40

Return on assets (ratio of income from continuing operations to average total assets)	0.60	0.66	0.65	0.67	0.62
Return on assets (ratio of net income to average total assets)	0.60	0.66	0.65	0.44	0.62

Return on equity (ratio of income from continuing operations to average equity)	9.66	10.30	9.96	9.37	9.14
Return on equity (ratio of net income to average equity)	9.66	10.30	10.02	6.13	9.16

Operating Efficiency Ratio (5)	67.68	68.57	69.08	71.29	71.64
Efficiency Ratio (6)	70.81	70.98	70.88	72.03	71.64
Number of full-service offices	34	34	34	33	31

(1) Dividends declared per share divided by net income per share from continuing operations.

(2) All periods presented have been restated to eliminate effect of discontinued operations.

(3) Net interest income divided by average interest-earning assets.

(4) Nonperforming loans and leases include nonaccruing loans and leases and accruing loans delinquent more than 90 days.

(5) Total noninterest expense divided by the sum of net interest income plus total noninterest income and interest expense on trust preferred securities.

(6) Total noninterest expense divided by the sum of net interest income plus total noninterest income.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 8 “Financial Statements and Supplementary Data”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Business”.

Executive Summary

The Company’s net income for fiscal 2005 was $5.2 million, or $1.42 per diluted share, compared to $5.2 million, or $1.43 per diluted share for fiscal 2004.  Return on average equity was 9.66% at June 30, 2005, compared to 10.30% at June 30, 2004.

Financial performance of the Company was adversely impacted in the fourth quarter of fiscal 2005 due to a downgrade of a $4.1 million commercial business participation loan that was placed on nonaccrual status as of June 30, 2005.  In addition, the Company charged-off $224,000 in direct leases associated with the same customer as of June 30, 2005.  Furthermore, a provision for loan and lease losses charge of $2.0 million, including a $1.8 million impaired loan valuation allowance, was recorded as of June 30, 2005.

Net interest income for fiscal 2005 was $26.2 million, an increase of $1.1 million or 4.5% over the same period a year ago.  The change in net interest income for the fiscal year ended June 30, 2005 as compared to the same period a year ago was due in part to a 7.7% increase in average interest-earning assets.  The flattening of the treasury yield curve caused by increasing short-term rates and lagging long-term rates continued to affect the Company’s net interest margin ratio during fiscal 2005.  The net interest margin was 3.31%, compared to 3.41% for the same period a year ago, a decline of 10 basis points.  Variability of the net interest margin ratio may be affected by many aspects, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.  Trust preferred securities issued are variable rated tied to LIBOR.  The increase in interest rates caused an increase in this funding cost causing a decrease in margin of 6 basis points.

The transformation from a traditional thrift balance sheet to a full service Community Bank operation is complete.  The diversification of product lines and services helps the Company to grow and compete in an ever-changing financial services landscape.  The Company experienced growth in total year-end balance outstandings of 4.7% in fiscal 2005, compared to fiscal 2004, as well as in the major product lines of business banking, real estate and consumer loans.  Funding for this loan growth was comprised primarily of in-market deposits.  Total deposits grew at an increase of 3.4% in fiscal 2005, compared to fiscal 2004.  This growth consisted of balanced contributions from each deposit line.  The Company believes the need for long-term growth of loans will be funded by in-market generated deposits.

Total deposits at June 30, 2005 were at $681.2 million, an increase of $22.5 million, or 3.4%, from June 30, 2004.  Interest expense on these deposits was $12.7 million for fiscal 2005, which is an increase of $2.5 million, or 24.0%, over the same period a year ago.  A primary factor affecting interest expense has been money market accounts.  The volume of money market accounts decreased by $2.8 million, or 1.3%, from June 30, 2004 to June 30, 2005.  Interest expense for these accounts has increased by $1.9 million, or 76.3%, compared to the same period in the prior fiscal year.  At June 30, 2005, approximately 70% of all money market accounts were indexed with a monthly reset, tied to the 91-day Treasury bill, compared to approximately 33% at June 30, 2004.  From June 30, 2004 to June 30, 2005, the Federal Reserve increased short-term interest rates nine times at 25 basis points each or a total of 225 basis points.  With the actions taken by the Federal Reserve, the 91-day Treasury bill has risen significantly from 1.26% at June 30, 2004 to 3.12% at June 30, 2005, an increase of 186 basis points.

In April 2005, the Company announced the renewal of its annual stock buyback program for the period of May 2005 through April 2006 with a maximum purchase of 350,914 shares.  During the previous annual stock buyback program that expired on April 30, 2005, the Company acquired 115,500 shares or 32.7% of the authorized purchase against a pool maximum of 352,981.  During the fourth quarter ended June 30, 2005, the Company acquired 5,600 shares under the previous stock buyback program and 47,300 shares under the current stock buyback program.

The total risk-based capital ratio of 10.66% at June 30, 2005 is above the 10.54% at June 30, 2004, an increase of 12 basis points.  This continues to place the Bank in the “well capitalized” category within OTS regulation at June 30, 2005 and is consistent within the “well capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans and a loan securitization.

Nonperforming assets at June 30, 2005 were $7.0 million in comparison to $2.3 million a year ago, an increase of $4.7 million or 208.6%.  The ratio of nonperforming assets to total assets increased to 0.78% at June 30, 2005, compared to 0.27% at June 30, 2004.  The allowance for loan and lease losses increased to $5.1 million at June 30, 2005 compared to $3.6 million at June 30, 2004, an increase of $1.5 million or 40.8%.  As a result of increases in nonperforming assets and the allowance for loan and lease losses, the ratio of allowance for loan and lease losses to nonperforming loans and leases decreased from 174.75% at June 30, 2004 to 73.24% at June 30, 2005.

Notwithstanding the downgrade of the aforementioned participation loan, asset quality is and continues to be a primary focus for the Company.  Asset quality has generally improved over the last two years as a result of a combination of disciplined underwriting standards and good economic health of the region.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is well advanced and gives the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

Noninterest expense for fiscal 2005 was $24.9 million, compared to $24.8 million a year ago, an increase of $163,000 or 0.7%.  Compensation and employee benefits expense for fiscal 2005 accounted for a decrease of $49,000 from the same period a year ago.  Net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements for fiscal 2005 were $1.3 million, compared to $1.8 million for the same period a year ago, a decrease of $533,000 or 29.8%.  This change is due to lower health claims expense and additional employee responsibility for reimbursements.  Other expenses were $3.3 million for fiscal 2005, compared to $3.2 million for the same period a year ago.  Marketing and advertising expenses increased by $263,000 or 35.1% to $1.0 million in fiscal 2005 from the same period a year ago.

Noninterest income for fiscal 2005 was $9.0 million, compared to $9.8 million for the same period a year ago, a decrease of $814,000 or 8.3%.  This shortfall was driven primarily by a decline in single-family mortgage production as a result of an overall decrease in housing market refinancing activity.  Gain on sale of loans was $726,000 for fiscal 2005, compared to $1.3 million for the same a period a year ago, a decline of $585,000 or 44.6%.

The operating efficiency ratio for fiscal 2005 was 67.68%, compared to 68.57% for the same time period a year ago, a decrease of 89 basis points.  The operating efficiency ratio excludes the impact of net interest expense on the variable priced trust preferred securities issued by the Company.  Net interest expense on the $27.8 million of variable priced trust preferred securities outstanding, increased to $1.6 million for the fiscal 2005, compared to $1.2 million for the same period a year ago, an increase of $403,000 or 32.9%.  The total efficiency ratio was 70.81% for fiscal 2005, compared to 70.98% for fiscal 2004, an improvement of 17 basis points.  It is the Company’s goal to continue to move the operating efficiency ratio towards the 50% level over the long term.  Management believes that this can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.

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

During the fourth quarter of fiscal 2002, management committed to a plan to sell the subprime credit card operations, which were previously reported in the credit card segment of the Company.  At June 30, 2002, the Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1.1 million at that time from loans receivable to loans held for sale.  The Bank ceased processing subprime credit card applications in March 1999 and managed the portfolio from a balance of $18.1 million at June 30, 1999, to the sale of the receivables as of January 31, 2003.  On December 31, 2002, the Company, through the Bank, entered into an agreement to sell the discontinued credit card operations to an independent third party.  The sale of the receivables took place on January 31, 2003, and the Company dissolved the operations of HF Card Services, LLC during the third quarter of fiscal 2003.  See Note 2 of “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10 K for further discussion on discontinued operations.

Financial Condition Data

At June 30, 2005, the Company had total assets of $897.9 million, an increase of $50.8 million from the level at June 30, 2004.  The increase in assets was due primarily to increases in loans and leases receivable of $29.6 million, investment securities available for sale of $19.7 million and FHLB Stock of $2.2 million offset by a decrease in cash and cash equivalents of $2.2 million.  The increase in liabilities of $48.8 million was due to increases in deposits of $22.5 million and advances from the FHLB and other borrowings of $25.9 million from the levels at June 30, 2004.  In addition, stockholders’ equity increased to $53.6 million at June 30, 2005 from $51.6 million at June 30, 2004 primarily due to net income of $5.2 million offset by the cost of treasury stock acquired of $3.2 million and cash dividends paid of $1.6 million.

The increase in net loans and leases receivable of $29.6 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  In addition, deferred fees and discounts increased by $260,000, or 25.3%, primarily due to an increase of $110,000 for deferred fees and discounts on commercial business loans, reflecting early payoffs.  Also, there was an increase of $97,000 for deferred fees and discounts on indirect automobile loans that include prepaid dealer reserves.

The increase in securities available for sale of $19.7 million was primarily the result of purchases of $70.9 million exceeding sales, maturities and repayments of $51.1 million.  The purchases of $70.9 million included variable-rate, mortgage-backed securities of $64.4 million.  Included in the $51.1 million of sales, maturities and repayments was approximately $30.9 million of mortgage backed securities principal repayments.

The net increase in FHLB stock of $2.2 million was primarily the result of the Company’s redemption of $3.7 million of stock offset by purchases of FHLB stock of $5.9 million.

The decrease in cash and cash equivalents of $2.2 million was primarily due to the timing of items in clearing.

The $22.5 million increase in deposits was primarily due to increases in out-of-market certificates of deposit of $12.5 million, noninterest bearing checking accounts of $10.4 million and interest bearing checking accounts of $4.4 million, offset by decreases in in-market certificates of deposit of $1.6 million, money market accounts of $2.8 million and savings accounts of $435,000.

Advances from the FHLB and other borrowings increased $25.9 million for the year ended June 30, 2005 primarily due to the Company increasing its overnight Fed Funds advances by $3.1 million, in addition to a net increase of $22.8 million in short and long-term advances during the fiscal year ended June 30, 2005.

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

	Years Ended June 30,
	2005			2004			2003
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$662,661	$40,489	6.11%	$621,548	$36,935	5.94%	$594,873	$40,240	6.76%
Investment securities (2) (3)	121,824	4,256	3.49%	107,942	3,218	2.98%	103,902	3,801	3.66%
FHLB stock	6,248	201	3.22%	4,726	107	2.26%	6,854	221	3.22%
Total interest-earning assets	790,733	$44,946	5.68%	734,216	$40,260	5.49%	705,629	$44,262	6.27%
Noninterest-earning assets	64,839			61,381			55,921
Total assets	$855,572			$795,597			$761,550

Interest-bearing liabilities:
Deposits:
Checking and money market	$263,037	$4,845	1.84%	$238,774	$2,704	1.13%	$195,394	$2,647	1.35%
Savings	49,204	578	1.17%	50,791	303	0.60%	39,998	298	0.75%
Certificates of deposit	260,579	7,236	2.78%	261,982	7,198	2.75%	278,397	9,566	3.44%
Total interest-bearing deposits	572,820	12,659	2.21%	551,547	10,205	1.85%	513,789	12,511	2.44%
FHLB advances and other borrowings	111,332	4,409	3.96%	80,869	3,753	4.64%	100,200	4,565	4.56%
Subordinated debentures payable to trusts	27,837	1,679	6.03%	26,172	1,230	4.70%	17,844	921	5.16%
Total interest-bearing liabilities	711,989	$18,747	2.63%	658,588	$15,188	2.31%	631,833	$17,997	2.85%
Noninterest-bearing deposits	72,627			66,807			60,201
Other liabilities	17,465			19,586			19,869
Total liabilities	802,081			744,981			711,903
Equity	53,491			50,616			49,647
Total liabilities and equity	$855,572			$795,597			$761,550

Net interest income; interest rate spread		$26,199	3.05%		$25,072	3.18%		$26,265	3.42%

Net interest margin (4)			3.31%			3.41%			3.72%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

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

	Years Ended June 30,			Years Ended June 30,
	2005 vs. 2004			2004 vs. 2003
	(Dollars in Thousands)
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans and leases receivable (1)	$2,443	$1,111	$3,554	$1,804	$(5,109)	$(3,305)
Investment securities (2)	414	624	1,038	148	(731)	(583)
FHLB stock	34	60	94	(69)	(45)	(114)

Total interest-earning assets	$2,891	$1,795	$4,686	$1,883	$(5,885)	$(4,002)

Interest-bearing liabilities:
Deposits:
Checking and money market	$275	$1,866	$2,141	$588	$(531)	$57
Savings	(9)	284	275	80	(75)	5
Certificates of deposit	(39)	77	38	(564)	(1,804)	(2,368)
Total interest-bearing deposits	227	2,227	2,454	104	(2,410)	(2,306)
FHLB advances and other borrowings	1,414	(758)	656	(881)	69	(812)
Subordinated debentures payable to trusts	78	371	449	430	(121)	309

Total interest-bearing liabilities	$1,719	$1,840	$3,559	$(347)	$(2,462)	$(2,809)

Net interest income increase (decrease)			$1,127			$(1,193)

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

Due to the substantial decline in interest rates during the last several fiscal years, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at June 30, 2005.

Retained Interest from Securitization – The Company recorded an asset as a result of the automobile securitization.  See Note 3 of “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.  This asset is recorded based on present value concepts of future expected cash flows.  The assumptions used to calculate the initial retained interest value and subsequent assumptions are based on the best information available.  The value of the retained interest may change significantly if actual cash flows differ from expected cash flows.

Self-Insurance - The Company has a self-insured healthcare plan for its employees up to certain limits.  To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $60,000 per individual occurrence with a maximum aggregate limitation of $1.0 million.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Due to the uncertainty of health claims, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.  Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual.  These adjustments could significantly affect net earnings if circumstances differ substantially from the assumptions used in estimating the accrual.

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

When a lessee fails to make a required lease payment within 10 days after the payment is due, Mid America Capital generally institutes collection procedures.  The lessee may be contacted by telephone on the 10th, but no later than the 30th day of delinquency.  A late notice is automatically issued by the system on the 11th day of delinquency and is sent to the lessee.  The lease may be referred to legal counsel when the lease is past due beyond four payments and no positive response has been received or when other considerations are present.

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $7.0 million at June 30, 2005 from $2.3 million at June 30, 2004, an increase of $4.7 million.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.78% at June 30, 2005 as compared to 0.27% at June 30, 2004.

Nonaccruing loans and leases increased $3.8 million to $5.3 million at June 30, 2005 compared to $1.6 million at June 30, 2004.  Included in nonaccruing loans and leases at June 30, 2005 were four loans totaling $263,000 secured by one- to four-family real estate, one loan in the amount of $70,000 secured by commercial real estate, 13 commercial business loans totaling $4.5 million, six equipment finance leases totaling $130,000 and 28 consumer loans totaling $341,000.  During the fourth quarter of fiscal 2005, the Bank downgraded a $4.1 million participation loan and charged off $224,000 in direct leases based on information received about the customer before and after the end of the fiscal year.  The Company will continue to analyze information regarding the participation loan as it is received from the lead bank and make adjustments to the reserve for loan losses accordingly.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have increased $4.9 million from the levels at June 30, 2004.  The risk rating system in place is designed to identify and manage the nonperforming loans and leases.  Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired.  Loans and leases that are not performing do not necessarily result in a loss.

As of June 30, 2005, the Company had $89,000 of foreclosed assets.  The balance of foreclosed assets at June 30, 2005 consisted of $50,000 in consumer collateral and $39,000 in single-family residences.  The Company did not have any foreclosed assets secured by mobile homes at June 30, 2005.

At June 30, 2005, the Company had designated $10.6 million of its assets as special mention and classified $7.0 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At June 30, 2005, the Company had $26.3 million in multi-family, commercial real estate and agricultural participation loans purchased, of which none were classified at June 30, 2005.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the June 30, 2005 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2005 will be adequate in the future.

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

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$263	$86	$103	$886	$723
Commercial real estate	70	75	310	3,678	385
Multi-family	—	—	—	290	—
Commercial business	4,518	795	472	1,872	3,223
Equipment finance leases	130	21	30	—	—
Consumer(1)	341	564	875	690	518
Agricultural	—	20	2,541	2,801	373
Mobile homes	—	—	34	25	88
Total	5,322	1,561	4,365	10,242	5,310

Accruing loans and leases delinquent more than 90 days
One- to four-family	98	—	330	—	—
Commercial real estate	292	—	42	—	—
Multi-family	—	—	—	—	304
Commercial business	1,052	221	779	512	—
Equipment finance leases	71	281	313	229	—
Consumer(1)	—	—	2	—	—
Agricultural	96	—	—	165	23
Total	1,609	502	1,466	906	327

Foreclosed assets:
One- to four-family	39	100	258	239	203
Consumer(1)	50	112	77	132	105
Mobile homes	—	—	—	3	2
Total (2)	89	212	335	374	310

Total nonperforming assets(3)	$7,020	$2,275	$6,166	$11,522	$5,947
Ratio of nonperforming assets to total assets(4)	0.78%	0.27%	0.77%	1.59%	0.76%
Ratio of nonperforming loans and leases to total loans and leases(5)	1.01%	0.32%	0.95%	1.96%	0.99%

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

	Years Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of period	$3,605	$3,842	$4,461	$5,509	$5,499

Charge-offs:
One- to four-family	—	(7)	(9)	(38)	(21)
Commercial real estate	(31)	(92)	—	(76)	(361)
Commercial business	(187)	(457)	(1,234)	(1,484)	(253)
Equipment finance leases	(269)	(30)	(124)	(323)	(131)
Consumer	(1,044)	(1,143)	(1,164)	(1,323)	(1,106)
Agricultural	(14)	(835)	(1,429)	(108)	—
Mobile homes	—	—	(41)	(55)	(51)
Total charge-offs	(1,545)	(2,564)	(4,001)	(3,407)	(1,923)
Recoveries:
One- to four-family	9	4	3	2	—
Commercial real estate	—	1	—	2	—
Commercial business	31	3	5	59	—
Equipment finance leases	2	64	41	45	16
Consumer	215	232	319	296	325
Agricultural	78	3	100	28	—
Mobile homes	—	—	5	22	13
Total recoveries	335	307	473	454	354

Net (charge-offs)	(1,210)	(2,257)	(3,528)	(2,953)	(1,569)

Additions charged to operations	2,681	2,020	3,173	1,905	1,482
Allowance related to assets acquired (sold), net	—	—	(264)	—	97
Balance at end of period	$5,076	$3,605	$3,842	$4,461	$5,509

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.18)%	(0.36)%	(0.59)%	(0.54)%	(0.28)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.74%	0.55%	0.62%	0.78%	0.96%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	73.24%	174.75%	65.89%	40.02%	97.73%

____________________

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

	At June 30,
	2005		2004		2003		2002		2001
	Amount (3)	Percent of Loans in Each Category to Total Loans	Amount (3)	Percent of Loans in Each Category to Total Loans	Amount(3)	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One-to four-family(1)	$186	17.21%	$15	17.51%	$28	17.39%	$81	16.00%	$1,196	26.65%
Commercial and multi-family real estate(1)	261	19.66	220	20.57	241	23.34	606	25.45	1,402	20.52
Commercial business(2)	2,953	22.96	1,270	22.85	1,033	22.09	1,460	20.61	1,033	18.74
Consumer	1,343	29.45	1,736	29.48	1,538	27.55	1,889	30.66	1,524	27.66
Agricultural	333	10.72	364	9.59	945	9.39	375	6.87	317	5.75
Mobile homes	—	—	—	—	57	0.24	50	0.41	37	0.68
Total	$5,076	100.00%	$3,605	100.00%	$3,842	100.00%	$4,461	100.00%	$5,509	100.00%

(1) Includes construction and development loans.

(2) Includes equipment finance leases.

(3) The Company migrated its allocation methodology of allowances by type in fiscal 2002 to reflect a more systematic method based in part on the Company’s historical charge-offs by each loan type as compared to primarily a pro rata allocation based on loan balances in prior years.

	FASB 5	FASB 114	FASB 5	FASB 114
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan Type	At June 30, 2005		At June 30, 2004
	(Dollars in Thousands)

One- to four-family	$186	$—	$15	$—
Commercial real estate	200	—	135	—
Multi-family real estate	61	—	85	—
Commercial business	844	1,750	970	—
Equipment finance leases	359	—	300	—
Consumer (1)	1,343	—	1,736	—
Agricultural	333	—	364	—
Total	$3,326	$1,750	$3,605	$—

(1)  Includes mobile home loans.

FASB 114 Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan Type	At June 30, 2005			At June 30, 2004
	(Dollars in Thousands)			(Dollars in Thousands)

Commercial real estate	1	$61	$—	1	$73	$—
Commercial business	4	4,152	1,750	5	175	—
Total	5	$4,213	$1,750	6	$248	$—

The allowance for loan and lease losses was $5.1 million at June 30, 2005 as compared to $3.6 million at June 30, 2004.    The ratio of the allowance for loan and lease losses to total loans and leases was 0.74% at June 30, 2005 compared to 0.55% at June 30, 2004, an increase of 34.5%.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. OTS regulators have reviewed the Company’s methodology for determining allowance requirements on the Company’s loan and lease portfolio and have made no required recommendations for increases in the allowances during the three year period ended June 30, 2005.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs).  Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.  Future additions to the Company’s allowances result from periodic loan, property and collateral reviews and thus cannot be predicted in advance.  See Note 1 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, for a description of the Company’s policy regarding the provision for losses on loans and leases.

Comparison of the Years Ended June 30, 2005 and June 30, 2004

Continuing Operations

General.  The Company’s income from continuing operations was $5.2 million or $1.46 and $1.42 for basic and diluted earnings per share, respectively, for the year ended June 30, 2005, a $51,000 decrease in earnings compared to $5.2 million or $1.47 and $1.43 for basic and diluted earnings per share, respectively, for the prior year.  For the year ended June 30, 2005, the return on average equity from continuing operations was 9.66%, a 6.2% decrease compared to 10.30% in the prior year.  For the year ended June 30, 2005, the return on average assets from continuing operations was 0.60%, a 9.1% decrease compared to 0.66% in the prior year.  As discussed in more detail below, the decreases were due to a variety of key factors, including increases in provision for losses on loans and leases of $661,000 and noninterest expense of $163,000 and a decrease in noninterest income of $814,000 offset by an increase in net interest income of $1.1 million and a decrease in income tax expense of $460,000.

Interest and Dividend Income.  Interest and dividend income was $44.9 million for the year ended June 30, 2005 as compared to $40.3 million for the prior year, an increase of $4.7 million, or 11.6%.  A $2.9 million increase in interest, dividend and loan fee income was the result of a 7.7% increase in the average volume of total interest-earning assets and a $1.8 million increase in interest and dividend income was the result of a 3.5% increase in the average yield on interest-earning assets.   The average volume of loans and leases receivable increased 6.6% from $621.5 million for the year ended June 30, 2004 to $662.7 million for the year ended June 30, 2005.  The average yield on interest-earning assets was 5.68% for the year ended June 30, 2005 as compared to 5.49% for the prior year.  For the year ended June 30, 2005, the average yield on loans and leases receivable was 6.11%, an increase of 2.9% from 5.94% in the prior year.  The overall increase in interest and dividend income was due in part to the repricing of loans and investments that generally reflected national interest rates.  From June 30, 2004 to June 30, 2005, the prime rate increased from 4.00% to 6.00%.

Interest Expense.  Interest expense was $18.7 million for the year ended June 30, 2005 as compared to $15.2 million for the prior year, an increase of $3.6 million or 23.4%.  A $2.2 million increase was the result of a 19.5% increase in the average rate paid on interest-bearing deposits.  The average rate on interest-bearing deposits was 2.21% for the year ended June 30, 2005 as compared to 1.85% for the prior year.  A $1.4 million increase in interest expense was the result of a 37.7% increase in the average balance of FHLB advances and other borrowings offset by a decrease of $758,000 as a result of the average yield on FHLB advances and other borrowings decreasing from 4.64% for the year ended June 30, 2004 to 3.96% for the year ended June 30, 2005.

Net Interest Income. The Company’s net interest income from continuing operations for the year ended June 30, 2005 increased $1.1 million, or 4.5%, to $26.2 million compared to $25.1 million for the prior year.  The increase in net interest income was due to an increase in the average balance of interest earning assets and gradual increases in average interest rates over the prior year.  The Company’s net interest margin decreased to 3.31% for the year ended June 30, 2005 as compared to 3.41% for the prior year.  The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending.  This mix helps the Company manage the net interest margin and interest rate risk by taking the production and keeping the loans on balance sheet or looking at alternatives through secondary markets.

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

Provision for losses on loans and leases increased $661,000, or 32.7%, to $2.7 million for the year ended June 30, 2005 as compared to $2.0 million in the prior year.  The increase reflects the impairment of a participation loan and direct leases, which resulted in a $2.0 million provision for loan and lease losses charge as of June 30, 2005.  Net charge-offs decreased from $2.3 million during fiscal year 2004 to $1.2 million during fiscal year 2005.  In addition, nonperforming assets increased $4.7 million as compared to the prior fiscal year primarily due to the downgrade to doubtful as of June 30, 2005, of a $4.1 million participation loan.   See “Asset Quality” above for further discussion.

The allowance for loan and lease losses at June 30, 2005 was $5.1 million.  The allowance increased from the June 30, 2004 balance of $3.6 million primarily as a result of charge-offs exceeding recoveries by $1.2 million offset by the provision for losses on loans and leases of $2.7 million.  The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2005 was 73.24% compared to 174.75% at June 30, 2004.  The allowance for loan and lease losses to total loans and leases at June 30, 2005 was 0.74% compared to 0.55% at June 30, 2004.  The Bank’s management believes that the June 30, 2005 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.

Noninterest Income.  Noninterest income was $9.0 million for the year ended June 30, 2005 as compared to $9.8 million for the year ended June 30, 2004, a decrease of $814,000, or 8.3%.  The decrease in noninterest income was due primarily to decreases in net gain on sale of loans of $585,000, loan servicing income of $132,000, earnings on cash value of life insurance of $58,000, commission and insurance income of $53,000 and other noninterest income of $268,000 offset by increases in fees on deposits of $172,000 and trust income of $133,000.

Net gain on sale of loans decreased $585,000 for the year ended June 30, 2005 as compared to the prior year.  The decrease was primarily due to a decrease in the amount of residential mortgage loans sold into the secondary market during the fiscal year ended June 30, 2005 as compared to the prior fiscal year.  During the fiscal year ended June 30, 2005, the total number of single family loans sold was 705 with principal balances of $76.7 million.  This compares to 1,288 loans sold with principal balances of $127.4 million for the prior fiscal year.

Loan servicing income decreased $132,000, to $1.4 million for the year ended June 30, 2005 compared to $1.6 million primarily due to the number of loans serviced (excluding South Dakota Housing loans) by the Bank decreasing from 498 loans with a total balance of $40.6 million at June 30, 2004 to 402 loans with a total balance of $35.3 million at June 30, 2005.

The Bank recorded a decrease of  $58,000, to $561,000 for the year ended June 30, 2005 compared to $619,000 in the prior year for earnings on cash value of bank owned life insurance (“BOLI”), which is tax-exempt.

Commission and insurance income was $454,000 for the year ended June 30, 2005 compared to $507,000 in the prior year, a decrease of $53,000.  Hometown’s personal and commercial insurance lines are down compared to the prior year primarily due to the sale of the property and casualty book of business in August 2003.  See Note 1 of “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Fees on deposits increased $172,000 from $4.2 million for the year ended June 30, 2004 to $4.4 million for the year ended June 30, 2005, primarily due to an increase of $152,000 in income from point-of-sale purchases by customers.

Trust income increased by $133,000 to $701,000 during the year ended June 30, 2005 as compared to the prior year primarily due to assets under management increasing from $83.8 million to $100.5 million.

Other noninterest income decreased from $976,000 for the year ended June 30, 2004 to $708,000 for the year ended June 30, 2005 primarily due to the decrease of $179,000 income on the retained interest obtained through the securitization of automobile loans.  See Note 3 of  “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Noninterest Expense.  Noninterest expense was $24.9 million for the year ended June 30, 2005 as compared to $24.8 million for the prior year, an increase of $163,000.  The increase in noninterest expense was due primarily to increases in advertising of $263,000, check and data processing of $74,000 and other noninterest expenses of $80,000 offset by decreases in occupancy and equipment of $109,000, foreclosed real estate and other properties of $96,000 and compensation and employee benefits of $49,000.

Advertising expense increased 35.1% to $1.0 million for the year ended June 30, 2005 as compared to $749,000 for the prior year primarily due to additional advertising expenses to strengthen the Company’s position in the marketplace.

Check and data processing increased $74,000 to $1.9 million for the year ended June 30, 2005, primarily due to increases in data communications expense of $52,000 and computer service expense of $39,000.

Occupancy and equipment decreased 3.4% to $3.1 million for the year ended June 30, 2005 as compared to $3.2 million for the prior year.  The decrease was primarily due to a decrease in furniture and fixture depreciation expense of $111,000.

Compensation and employee benefits decreased $49,000 during the year ended June 30, 2005 as compared to the prior fiscal year primarily due to decreases in net healthcare costs of $533,000 and mortgage incentive pay of $192,000 offset by increases in employee compensation of $344,000 and deferred compensation related to loan origination fees and costs of $448,000.  Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company’s self-insured health plan was $1.3 million for the fiscal year ended June 30, 2005, a decrease of $533,000, or 29.8% compared to the prior fiscal year.  The Company has had a self-insured health plan since January 1994.  Management believes the current structure is a reasonable alternative to traditional health care plans over the long term.  This is a challenging area for all companies and the Company continues to review its health care plans in an effort to provide its employees with affordable health care.

Income tax expense.  The Company’s income tax expense decreased $460,000, or 15.9%, for the year ended June 30, 2005 to $2.4 million compared to $2.9 million for the prior year.  The decrease was primarily due to the decrease in the Company’s effective tax rate due to changes in permanent tax differences.  The effective rate was 32.00% and 35.66% for the years ended June 30, 2005 and June 30, 2004, respectively.

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

Trust income increased by $97,000 to $568,000 during the fiscal year ended June 30, 2004 as compared to the prior year primarily due to assets under management increasing from $70.9 million to $83.8 million.

Other noninterest income increased 46.3% to $976,000 for the year ended June 30, 2004 compared to $667,000 in the prior year primarily due to an increase of $135,000 recorded on the retained interest obtained through the securitization of automobile loans.  See Note 3 of  “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

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

Compensation and employee benefits decreased 2.1% to $15.5 million for the year ended June 30, 2004 as compared to $15.9 million for the prior year.  This decrease was primarily due to a reduction in variable compensation (performance incentives) to $579,000 for the fiscal year ended June 30, 2004 from $970,000 during the prior fiscal year.  In addition, annual employee bonuses decreased $265,000 and pension plan costs decreased $245,000.   Employee staffing levels decreased from 329 at June 30, 2003 to 306 at June 30, 2004 due in part to the sale of Hometown’s property and casualty book of business.  The Company has had a self-insured health plan since January 1994.  Although health claims expense net of the stop loss receivable increased to $1.7 million for the year ended June 30, 2004 as compared to $1.6 million for the prior fiscal year, the Company does not believe the claim level will continue at the current rate.  Management believes the current structure is a reasonable alternative to traditional health care plans over the long run.  This is a challenging area for all companies and the Company continues to review its health care plans in an effort to provide its employees with affordable health care.

Advertising expense decreased 18.3% to $749,000 for the year ended June 30, 2004 as compared to $917,000 for the prior year primarily due to a reduction in extensive advertising campaigns and more emphasis on existing programs to strengthen the Company’s position in the marketplace.

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

Liquidity and Capital Resources

The Company’s liquidity is comprised of three primary classifications:  cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.  Net cash provided by operating activities was $10.0 million for the fiscal year ended June 30, 2005, which was primarily due to proceeds from the sale of loans of $81.1 million offset by loans originated for resale of $80.2 million.  For the fiscal year ended June 30, 2004, net cash provided by operating activities was $17.1 million primarily due to proceeds from the sale of loans of $131.6 million offset by loans originated for resale of $124.6 million.  Net cash used in investing activities was $56.7 million for the fiscal year ended June 30, 2005 primarily due to loans and leases originated and held of $208.7 million offset by principal collected on loans and leases of $192.9 million.  For the fiscal year ended June 30, 2004, net cash used in investing activities was $84.9 million primarily due to loans and leases originated and held of $266.5 million offset by principal collected on loans and leases of $221.2 million.  Net cash provided by financing activities for the fiscal year ended June 30, 2005 was $44.5 million primarily due to a net increase in deposit accounts of $22.5 million.  This compares to net cash provided by financing activities in the prior fiscal year of $44.0 million primarily due to a net increase in deposit accounts of $37.3 million.

The Bank’s primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, repayments of loan principal, mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and maturities of securities, out-of-market deposits and short-term investments.  While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan and security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.  Excess balances are invested in overnight funds.

Liquidity management is both a daily and long-term responsibility of management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  At June 30, 2005, the Bank had no funds invested in federal funds sold. During the year ended June 30, 2005, the Bank increased its borrowings with the FHLB and FRB by $25.9 million.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At June 30, 2005, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $80.2 million and to sell mortgage loans of $34.9 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2005, the Bank had no outstanding commitments to purchase investment securities available for sale or commitments to sell investment securities available for sale.

The growth in indirect lending has provided securitization opportunities in the capital markets.  On January 31, 2003, the Bank sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  The proceeds were used in part to continue to service the demand of the Bank’s dealer network.  The securitization is a source of funds at a rate lower than other sources of funds, which reduces the Bank’s capital requirements and the credit risk from the loans sold.  See Note 3 of  “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the consumer automobile securitization.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank currently has $10.0 million and $15.0 million in unsecured lines of federal funds with correspondent banks. There were no funds drawn on either line of credit at June 30, 2005.  Also, the Bank has implemented arrangements to acquire out-of-market certificates of deposit and money market accounts as an additional source of funding.  As of June 30, 2005, the Bank had $28.3 million in out-of-market certificates of deposit and $1.9 million in out-of-market money market accounts. The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the FRB.

The Company has a line of credit for $6.0 million with First Tennessee Bank, NA for liquidity needs in the Company.  The note is short-term in duration and is subject to annual review.  In case of default on the notes, the Company’s ability to pay cash dividends may be restricted.  At June 30, 2005 no funds were advanced on the line of credit.  See Note 9 of  “Notes to Consolidated Financial Statements” and “Financial Condition Data” and Exhibit 10.17 of this Form 10-K for additional information.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors’ approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

Most of the Company’s stock repurchases made during the year ended June 30, 2005 were made under the Company’s stock buy back program which was publicly announced on April 26, 2004 in which the Company was permitted to repurchase up to 10% of the common stock of the Company that was outstanding on May 1, 2004.  This stock buy back program expired on April 30, 2005.  A total of 115,500 shares of common stock were purchased pursuant to the program during the fiscal year ended June 30, 2005.

The Company approved a new stock buy back program which began on May 1, 2005 and was publicly announced on April 25, 2005.  Under this program, the Company may repurchase up to 10% of the common stock of the Company outstanding on May 1, 2005, which equals 350,914 shares, through April 30, 2006.  A total of 47,300 were purchased pursuant to this program during the fiscal year ended June 30, 2005.   All of the 162,800 shares repurchased during the fiscal year ended June 30, 2005 were purchased in the open-market.

Savings institutions insured by the FDIC are required to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at June 30, 2005, the Bank met all current capital requirements.

The OTS has adopted capital requirements for savings institutions comparable to the requirement for national banks.  The minimum OTS core capital requirement for well-capitalized institutions is 5.00% of total adjusted assets.  The Bank had tier 1 (core) capital of 8.28% at June 30, 2005.  The minimum OTS risk-based capital requirement for well capitalized institutions is 10.00% of risk-weighted assets.  The Bank had risk-based capital of 10.66% at June 30, 2005.

Off-Balance Sheet Financing Arrangements

During fiscal 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Home Federal Automobile Securitization Trust 2003-A.  As a result of this securitization transaction, the Bank had off-balance sheet automobile loans in the amount of $35.5 million at June 30, 2003.  At June 30, 2005, the outstanding balance was $6.6 million.  As part of the sales transaction, the Bank retains servicing responsibilities and a retained interest in the interest payments from the receivables, which is subordinated to third party investors’ interests.  The receivables were sold without legal recourse to third party conduits.  The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing.  It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank access to the national capital markets.  The Bank has the option to execute a clean-up call when the remaining balance of the loans outstanding is at 10% of the original balance.  See Notes 1 and 3 of “Notes to Consolidated Financial Statements” which are included in part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further detail.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Bank’s operations.  Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a greater impact on the Bank’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value.  This will be effective for the Company for the interim reporting period ending September 30, 2005.

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation costs is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure.  The Company adopted SFAS No. 123R on July 1, 2005, using the modified prospective method.  The adoption of SFAS No. 123R is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented, unless it is impracticable to do so.  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The Company has not determined the effect the adoption of SFAS No. 154 will have on its consolidated financial statements.

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

One approach used to quantify interest rate risk is the net portfolio value (“NPV”) analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following table sets forth, at June 30, 2005 and June 30, 2004, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or –100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and –300 NPV were not estimated by the OTS.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2005” and “Selected Asset and Liability Price Tables as of June 30, 2004”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2005

Change in Interest Rates	Estimated NPV Amount	Estimated Increase
		(Decrease) in NPV
		Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$93,517	$(10,726)	(10)%
+200	99,208	(5,035)	(5)
+100	102,459	(1,784)	(2)
—	104,243	—	—
-100	101,818	(2,425)	(2)
-200	94,213	(10,031)	(10)

June 30, 2004

Change in Interest Rates	Estimated NPV Amount	Estimated Increase
		(Decrease) in NPV
		Amount	Percent
	(Dollars in Thousands)
Basis Points

+300	$101,515	$(9,951)	(9)%
+200	106,605	(4,861)	(4)
+100	110,164	(1,301)	(1)
—	111,465	—	—
-100	108,310	(3,156)	(3)

Contractual Obligations

The following table sets forth information with respect to the Company’s contractual obligations as of June 30, 2005.  Operating lease obligations are primarily related to the lease of certain branch offices and purchase obligations are primarily related to various smaller purchases, which the Company has committed to as of June 30, 2005.

	Payments due by period
	1 Year			Greater than
	or Less	1 to 3 Years	3 to 5 Years	5 Years	Total
Federal Funds and Security Repurchase Agreements	$18,959	$5,000	$40,000	$55,000	$118,959

Deposits without a stated maturity	408,246	—	—	—	408,246

Certificates of Deposit	142,797	111,752	18,491	—	273,040

Short-Term Debt Obligations	705	—	—	—	705

Long-Term Debt Obligations	—	—	—	27,837	27,837

Operating Lease Obligations	517	920	704	—	2,141

Purchase Obligations	474	—	—	—	474

Total Contractual Obligations	$571,698	$117,672	$59,195	$82,837	$831,402

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

The Company’s net income is largely dependent on its net interest income.  Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest-earning assets.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

In an attempt to manage its exposure to change in interest rates, management monitors the Company’s interest rate risk.  The Asset-Liability Committee meets periodically to review the Company’s interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank’s securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board ‘s objectives in the most effective manner.  In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods.  Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.  The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk although it may in the future, if necessary, to manage interest rate risk.

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

Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk.  The Company has structured its security portfolio to shorten the repricing of its interest-earning assets.  The Company’s mortgage-backed securities and securities available for sale typically have either short or medium terms to maturity or adjustable interest rates.  At June 30, 2005, the Company’s adjustable-rate securities had a weighted-average time to coupon reset of approximately 20.3 months.  At June 30, 2005, the Company had investment securities available for sale of $8.5 million with contractual maturities of five years or less.  Variable-rate mortgage-backed securities totaled $105.3 million at June 30, 2005.  Mortgage-backed securities amortize and experience prepayments of principal.  The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $48.8 million annually over the past three fiscal years.  The Company also manages interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes.  The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts.  At June 30, 2005, the Company had $63.2 million of savings accounts, $209.1 million of money market accounts and $135.9 million of checking accounts, representing 60.0% of total depositor accounts.

One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Risk Management” of this Form 10-K for further discussion regarding the NPV analysis and an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.

Item 8.  Financial Statements and Supplementary Data

HF FINANCIAL CORP.

Report of Independent Registered Public Accounting Firm – Successor Firm

To the Board of Directors and Stockholders

HF Financial Corp.

Sioux Falls, South Dakota

We have audited the consolidated statements of financial condition of HF Financial Corp. and subsidiaries as of June 30, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Sioux Falls, South Dakota

July 29, 2005

PEOPLE. PRINCIPLES. POSSIBILITIES.

www.eidebailly.com

200 E. 10th Street, Suite 500 • PO Box 5126 • Sioux Falls, South Dakota 57117-5126 • Phone 605.339.1999 • Fax 605.339.1306
• EOE

Report of Independent Registered Public Accounting Firm – Predecessor Firm

To the Board of Directors and Stockholders

HF Financial Corp.

Sioux Falls, South Dakota

We have audited the consolidated statement of financial condition of HF Financial Corp. as of June 30, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. as of June 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Sioux Falls, South Dakota

July 30, 2004

McGladrey & Pullen, LLP is a member firm of RSM International,

an affiliation of separate and independent legal entities.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2005 AND 2004

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2005	2004
ASSETS

Cash and cash equivalents	$18,248	$20,474
Securities available for sale (Note 4)	142,429	122,715
Federal Home Loan Bank stock (Note 9)	7,699	5,469
Loans held for sale (Note 5)	10,238	10,351
Loans and leases receivable (Notes 5 and 9)	670,581	640,946
Accrued interest receivable	5,087	4,056
Office properties and equipment, net of accumulated depreciation (Note 7)	12,978	12,555
Foreclosed real estate and other properties	1,387	1,689
Cash value of life insurance	12,530	12,051
Servicing rights (Note 6)	5,211	4,620
Goodwill, net	4,951	4,951
Other assets (Note 3 and 11)	6,535	7,193
	$897,874	$847,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits (Note 8)	$681,216	$658,719
Advances from Federal Home Loan Bank and other borrowings (Note 9)	119,664	93,750
Subordinated debentures payable to trusts (Note 10)	27,837	27,837
Advances by borrowers for taxes and insurance	6,446	6,391
Accrued expenses and other liabilities (Note 15)	9,076	8,724
Total liabilities	844,239	795,421
Commitments and contingencies (Note 7 and 20)

Stockholders’ equity (Notes 11, 12 and 13)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,462,066 and 5,347,686 shares issued at June 30, 2005 and June 30, 2004, respectively	55	53
Common stock subscribed for but not issued shares, 66,644 and 40,244 at June 30, 2005 and June 30, 2004, respectively	1,266	698
Additional paid-in capital	19,190	17,680
Retained earnings, substantially restricted	65,267	61,653
Deferred compensation (Note 17)	(2,140)	(1,147)
Accumulated other comprehensive (loss), net of related deferred tax effect (Note 18)	(836)	(1,327)
Less cost of treasury stock, 1,977,836 and 1,815,036 shares at June 30, 2005 and 2004, respectively	(29,167)	(25,961)
	53,635	51,649
	$897,874	$847,070

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2005	2004	2003
Interest, dividend and loan fee income:
Loans and leases receivable	$40,489	$36,935	$40,240
Investment securities and interest-bearing deposits	4,457	3,325	4,022
	44,946	40,260	44,262
Interest expense:
Deposits	12,659	10,205	12,511
Advances from Federal Home Loan Bank and other borrowings	6,088	4,983	5,486
	18,747	15,188	17,997
Net interest income	26,199	25,072	26,265
Provision for losses on loans and leases	2,681	2,020	3,173
Net interest income after provision for losses on loans and leases	23,518	23,052	23,092

Noninterest income:
Fees on deposits	4,398	4,226	4,294
Loan servicing income	1,446	1,578	1,610
Gain on sale of loans, net	726	1,311	1,629
Earnings on cash value of life insurance	561	619	431
Trust income	701	568	471
Commission and insurance income	454	507	1,032
Gain on sale of securities, net	20	43	352
Other	708	976	667
	9,014	9,828	10,486
Noninterest expense:
Compensation and employee benefits	15,493	15,542	15,876
Occupancy and equipment	3,100	3,209	3,547
Check and data processing expense	1,893	1,819	1,741
Advertising	1,012	749	917
Foreclosed real estate and other properties, net	200	296	371
Other	3,238	3,158	3,596
	24,936	24,773	26,048
Income from continuing operations before income taxes	7,596	8,107	7,530
Income tax expense (Note 11)	2,431	2,891	2,584
Income from continuing operations before	5,165	5,216	4,946
Discontinued operations (Note 2):
Income from operations of discontinued segment, net of income taxes of $131	—	—	253
(Loss) on discontinued segment, net of income taxes of $(116)	—	—	(224)
Income from discontinued operations	—	—	29
Net income	$5,165	$5,216	$4,975

See Notes to Consolidated Financial Statements

	2005	2004	2003

Basic earnings per share (Note 14):
Income from continuing operations	$1.46	$1.47	$1.36
Income from discontinued operations	—	—	0.01
Net income	1.46	1.47	1.37

Diluted earnings per share (Note 14):
Income from continuing operations	1.42	1.43	1.34
Income from discontinued operations	—	—	0.01
Net income	1.42	1.43	1.35

Dividend declared per share	0.44	0.43	0.42

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, June 30, 2002	$49	$—	$16,014	$54,516	$(141)	$(206)	$(21,696)	$48,536
Comprehensive income
Net income	—	—	—	4,975	—	—	—
Net change in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	(554)	—
Net change in retained interest, net of deferred taxes	—	—	—	—	—	5	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	20	—
Comprehensive income	—	—	—	—	—	—	—	4,446
Issuance of stock and exercise of stock options	—	—	513	—	(287)	—	—	226
Common stock subscribed for but not issued	—	382	—	—	(382)	—	—	—
Cash dividends paid on common stock	—	—	—	(1,524)	—	—	—	(1,524)
Purchase of treasury stock	—	—	—	—	—	—	(2,403)	(2,403)
Amortization of deferred compensation	—	—	—	—	77	—	—	77
Balance, June 30, 2003	49	382	16,527	57,967	(733)	(735)	(24,099)	49,358
Comprehensive income
Net income	—	—	—	5,216	—	—	—
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	(1,298)	—
Net change in retained interest, net of deferred taxes	—	—	—	—	—	22	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	684	—
Comprehensive income	—	—	—	—	—	—	—	4,624
Issuance of stock and exercise of stock options (Note 17)	4	(382)	1,153	—	166	—	—	941
Common stock subscribed for but not issued	—	698	—	—	(698)	—	—	—
Cash dividends paid on common stock	—	—	—	(1,530)	—	—	—	(1,530)
Purchase of treasury stock	—	—	—	—	—	—	(1,862)	(1,862)
Amortization of deferred compensation	—	—	—	—	118	—	—	118
Balance, June 30, 2004	53	698	17,680	61,653	(1,147)	(1,327)	(25,961)	51,649
Comprehensive income
Net income	—	—	—	5,165	—	—	—	—
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	516	—	—
Net change in retained interest, net of deferred taxes	—	—	—	—	—	(25)	—	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	5,656
Issuance of stock and exercise of stock options (Note 17)	2	(698)	1,510	—	49	—	—	863
Common stock subscribed for but not issued	—	1,266	—	—	(1,266)	—	—	—
Cash dividends paid on common stock	—	—	—	(1,551)	—	—	—	(1,551)
Purchase of treasury stock	—	—	—	—	—	—	(3,206)	(3,206)
Amortization of deferred compensation	—	—	—	—	224	—	—	224
Balance, June 30, 2005	$55	$1,266	$19,190	$65,267	$(2,140)	$(836)	$(29,167)	$53,635

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2005	2004	2003
Cash Flows From Operating Activities
Net income	$5,165	$5,216	$4,975
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for losses on loans and leases	2,681	2,020	3,173
Depreciation	1,417	1,518	1,659
Amortization of discounts and premiums on securities and other	1,566	1,616	1,549
Stock based compensation	331	234	166
Deferred income taxes (credits)	(836)	976	2,629
Loans originated for resale	(80,212)	(124,615)	(219,671)
Proceeds from the sale of loans	81,051	131,559	211,461
Gain on sale of loans, net	(726)	(1,311)	(1,664)
Realized gain on sale of securities, net	(20)	(43)	(352)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	53	114	150
Loss on disposal of office properties and equipment, net	6	1	243
Change in other assets and liabilities (Note 21)	(490)	(175)	(5,284)

Net cash provided by (used in) operating activities	9,986	17,110	(966)

Cash Flows From Investing Activities
Loans and leases purchased	(16,835)	(2,212)	(1,466)
Loans and leases originated and held	(208,651)	(266,519)	(203,562)
Principal collected on loans and leases	192,945	221,173	164,911
Securities available for sale
Sales, maturities and repayments	51,106	41,010	54,398
Purchases	(70,941)	(78,508)	(61,641)
Purchases of other assets	—	(240)	—
Purchase of Federal Home Loan Bank stock	(5,958)	(3,458)	(693)
Redemption of Federal Home Loan Bank stock	3,729	5,014	—
Purchase of cash value of life insurance	—	—	(5,000)
Proceeds from sale of office properties and equipment	2	—	14
Purchase of office properties and equipment	(1,848)	(936)	(1,531)
Purchase of servicing rights	(959)	(892)	(569)
Proceeds from sale of foreclosed real estate and other properties	733	684	1,102

Net cash (used in) investment activities	(56,677)	(84,884)	(54,037)

See Notes to Consolidated Financial Statements

	2005	2004	2003

Cash Flows From Financing Activities
Net increase in deposit accounts	$22,497	$37,338	$58,785
Proceeds of advances from Federal Home Loan Bank and other borrowings	548,976	277,211	565,250
Payments on advances from Federal Home Loan Bank and other borrowings	(523,062)	(273,280)	(559,739)
Payment of debt issue costs	—	(158)	(300)
Proceeds from issuance of subordinated debentures	—	7,000	10,000
Increase (decrease) in advances by borrowers	55	(1,510)	1,465
Purchases of treasury stock	(3,206)	(1,862)	(2,403)
Proceeds from issuance of common stock	756	825	137
Cash dividends paid	(1,551)	(1,530)	(1,524)

Net cash provided by financing activities	44,465	44,034	71,671

Increase (decrease) in cash and cash equivalents	(2,226)	(23,740)	16,668

Cash and Cash Equivalents
Beginning	20,474	44,214	27,546

Ending	$18,248	$20,474	$44,214

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$18,554	$15,441	$18,650
Cash payments (receipts) for income and franchise taxes, net	1,704	(159)	2,487

Supplemental Disclosure of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$783	$713	$1,201
Loans receivable reclassified as held for sale	—	—	—
Office property reclassified as held for sale	—	—	191

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of HF Financial Corp. and subsidiaries (the Company) conform to accounting principles generally accepted in the United States of America and to general practice within the industry. The following is a description of the more significant of those policies that the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Company’s wholly-owned subsidiaries, HomeFirst Mortgage Corp. (the Mortgage Corp.), HF Financial Group, Inc. (HF Group), and Home Federal Bank (the Bank) and the Bank’s wholly-owned subsidiaries, Hometown Insurors, Inc. (Hometown), Mid America Capital Services, Inc. (Mid America Capital), Home Federal Securitization Corp. (HFSC), Mid-America Service Corporation and PMD, Inc.  HF Card, a wholly-owned subsidiary of the Company, was dissolved during the year 2003 (Note 2). All intercompany balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the fiscal year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan and lease losses, the retained interest asset and servicing rights.

Cash and Cash Equivalents

For purposes of reporting the statements of cash flows, the Company includes as cash equivalents all cash accounts which are not subject to withdrawal restrictions or penalties and time deposits with original maturities of 90 days or less.

Trust Assets

Assets of the trust department, other than trust cash on deposit at the Bank, are not included in these consolidated financial statements because they are not assets of the Bank.

Securities

Management determines the appropriate classification of securities at the date individual securities are acquired and evaluates the appropriateness of such classifications at each statement of financial condition date.

Securities available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, and all equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value and unrealized gains or losses are reported as increases or decreases in other comprehensive income net of the related deferred tax effect.

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

Retained Interest Asset

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

The retained interest asset is initially recorded as an asset at fair value. Fair value is based upon estimating future cash flows paid to the Bank from the Home Federal Automobile Securitization Trust 2003-A (“Automobile Securitization Trust”) sometimes called the “cash-out” method. The cash flows are modeled to reflect certain assumptions for prepayment speeds, discount rates and charge off rates as well as cash reserve balances reflecting the required credit enhancements.

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

Impairment occurs whenever the current fair value of the retained interest is lower than its current amortized cost. If this occurs, a test must take place to determine if an impairment charge for the deficiency is required to be taken through current earnings. If there has been an adverse change in estimated cash flows considering both the timing and amount of flows, the retained interest must be written down to fair value, which becomes the new amortized cost basis for future amortization. No impairment losses were recorded during fiscal year 2005.

Loans Held for Sale

Loans receivable which the Bank may sell or intends to sell prior to maturity are carried at the lower of net book value or fair value on an aggregate basis. Such loans held for sale include loans receivable that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or other similar factors.

Loans and Leases Receivable

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

Large groups of similar balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Loan Origination Fees and Related Discounts

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for prepayments.

Commitment fees and costs relating to commitments, the likelihood of exercise of which is remote, are recognized during the commitment period. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

Loan Servicing

The cost allocated to servicing rights purchased or retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income. Servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans. The Bank stratifies its capitalized servicing rights based on loan type. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each loan type exceeds their fair value. As of June 30, 2005, there was no impairment to loan servicing rights purchased and retained servicing rights.

Goodwill

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

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. The provisions of FASB Statement No. 147 reflect the conclusion that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72 does not apply after September 30, 2003 for those acquisitions that meet the definition of a business combination. The Company adopted FASB Statement No. 147, effective October 1, 2002, and accordingly, reclassified FASB Statement No. 72 unidentifiable intangible assets of $416 to goodwill and no longer amortizes these assets after October 1, 2002.

At June 30, 2005, the Company had $4,951 of goodwill that is not being amortized. The Company performs annual testing to determine if goodwill is impaired. As of June 30, 2005, management believes there is no impairment with respect to intangible assets. The impact of FASB Statement No. 142 on the Company’s net income is shown in the following table for the periods presented:

	2005	2004	2003

Reported net income	$5,165	$5,216	$4,975
Add back goodwill amortization, net of taxes	—	—	—

Adjusted net income	$5,165	$5,216	$4,975

Basic earnings per share
Reported net income	$1.46	$1.47	$1.37
Goodwill amortization, net of taxes	—	—	—

Adjusted net income	$1.46	$1.47	$1.37

Diluted earnings per share
Reported net income	$1.42	$1.43	$1.35
Goodwill amortization, net of taxes	—	—	—

Adjusted net income	$1.42	$1.43	$1.35

Intangible Asset

The intangible asset related to insurance customer lists. The original cost of this asset was $350, and it was being amortized over seven years. Amortization expense was $0, $4 and $68 in 2005, 2004 and 2003, respectively. The Company sold the property and casualty book of business of Hometown to a third party effective July 31, 2003 for total proceeds of $375, of which the disposal of $69 of goodwill is included in the net gain of $116 on the sale of the casualty book of business during fiscal 2004.

Foreclosed Real Estate and Other Properties

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

Land held for sale is carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or fair value less cost to sell. Costs relating to the development and improvement of property are capitalized, whereas costs relating to holding property are expensed. The carrying amount of land held for sale was $1,298 at June 30, 2005 and 2004.

Office Properties and Equipment

Land is carried at cost. All other properties and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and improvements and leasehold improvements are depreciated primarily on the straight-line method over the estimated useful lives of the assets which are five to fifty years. Furniture, fixtures, equipment and automobiles are depreciated using both the straight-line and declining balance methods over the estimated useful lives of the assets which are three to twelve years.

Income Taxes

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

Earnings Per Share (EPS)

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are “banking” (including leasing activities) and “other.”  The “banking” segment is conducted through the Bank and Mid America Capital and the “other” segment is composed of smaller nonreportable segments, the Company and inter-segment eliminations.

The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and monitoring performance, which is primarily based on products.

	Banking	Other	Total
2005

Net interest income	$29,081	$(2,882)	$26,199
Intersegment interest income	(1,233)	1,233	—
Provision for losses on loans and leases	(2,681)	—	(2,681)
Noninterest income	8,873	141	9,014
Intersegment noninterest income	(124)	124	—
Noninterest expense	(23,950)	(986)	(24,936)
Intersegment noninterest expense	4	(4)	—
Income (loss) from continuing operations before income taxes	$9,970	$(2,374)	$7,596

Total assets	$892,404	$5,470	$897,874

2004

Net interest income	$27,239	$(2,167)	$25,072
Intersegment interest income	(854)	854	—
Provision for losses on loans and leases	(2,020)	—	(2,020)
Noninterest income	9,915	(87)	9,828
Intersegment noninterest income	(398)	398	—
Noninterest expense	(23,822)	(951)	(24,773)
Intersegment noninterest expense	4	(4)	—
Income (loss) from continuing operations before income taxes	$10,064	$(1,957)	$8,107

Total assets	$844,783	$2,287	$847,070

2003

Net interest income	$27,256	$(991)	$26,265
Intersegment interest income	(892)	892	—
Provision for losses on loans and leases	(3,173)	—	(3,173)
Noninterest income	11,790	(1,304)	10,486
Intersegment noninterest income	(548)	548	—
Noninterest expense	(26,056)	8	(26,048)
Intersegment noninterest expense	(3)	3	—
Income (loss) from continuing operations before income taxes	$8,374	$(844)	$7,530

Total assets	$796,027	$5,076	$801,103

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents – The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate their fair values.

Securities – Fair values for investment securities are based on quoted market prices, except for stock in the Federal Home Loan Bank for which fair value is assumed to equal cost.

Retained interest asset – Fair values are estimated using discounted cash flows based on current market rates of interest.

Loans and leases – Approximately 59% of loans are variable-rate loans that reprice at various frequencies and have no significant change in interest rate risk. Fair values on these loans are based on carrying values. The fair values for fixed-rate loans and leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans and leases with similar terms to borrowers with similar credit quality or from quoted market prices of similar loans and leases sold, adjusted for differences in loan and lease characteristics.

Accrued interest receivable – The carrying value of accrued interest receivable approximates its fair value.

Servicing rights – Fair values are estimated using discounted cash flows based on current market rates of interest.

Off-statement-of-financial-condition instruments – Fair values for the Company’s off-statement-of-financial-condition instruments (unused lines of credit and letters of credit), which are based upon fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and counterparties’ credit standing, are not significant.

Deposits – The fair values for deposits with no defined maturities equal their carrying amounts, which represent the amount payable on demand. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificates of deposit.

Borrowed funds – The carrying amounts reported for variable rate advances approximate their fair values. Fair values for fixed-rate advances and other borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on advances and borrowings with corresponding maturity dates.

Subordinated debentures payable to trusts – The carrying amounts for subordinated debentures payable to trusts approximate their fair values.

Accrued interest payable and advances by borrowers for taxes and insurance – The carrying values of accrued interest payable and advances by borrowers for taxes and insurance approximate their fair values.

Stock-based compensation – The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25., Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost has been recognized for grants under the fixed stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004	2003
Net income, as reported	$5,165	$5,216	$4,975
Add stock-based employee compensation expense included in reported net income, net of related tax effects	214	154	110
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(442)	(289)	(246)

Pro forma net income	$4,937	$5,081	$4,839

Basic earnings per share;
As reported	$1.46	$1.47	$1.37
Pro forma	1.40	1.43	1.34

Diluted earnings per share:
As reported	$1.42	$1.43	$1.35
Pro forma	1.36	1.39	1.31

(1) Includes expenses related to restricted stock reported in net income.

The fair value of each incentive stock option grant is estimated at the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in fiscal years 2005, 2004 and 2003, respectively:  a dividend rate as a percentage of stock price of 2.69%, 2.79%, and 2.59%; price volatility of 24.00%, 24.00% and 25.00%; risk-free interest rates of 3.73%, 4.26% and 3.64% and expected lives of seven years for all three years.

In December, 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated financial statements. This will be effective for the Company for the interim reporting period ending September 30, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.

Self-insurance – The Company has a self-insured health plan for its employees. The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual. Amounts charged to expense related to the self-insured health plan during fiscal years 2005, 2004, and 2003 were $1,213, $1,662 and $1,575, respectively.

Reclassification – During fiscal year 2004, the Company reclassified certain deferred loan origination fees and other loan fees and costs. This process was done upon a fuller interpretation of Statement No. 91 as issued by the FASB and Regulation S-X (“Reg S-X”) as issued by the Securities and Exchange Commission. All periods presented have been revised in presentation to reflect this reclassification and there was no change to net income or earnings per share as a result of this reclassification.

NOTE 2 -     DISCONTINUED OPERATIONS AND SALE

During the fourth quarter of fiscal year 2002, management committed to a plan to sell the subprime credit card operations which were previously reported in the credit card segment of the Company. At June 30, 2002, the Company estimated the net realizable value based on estimates from a third party and reclassified the net realizable value of $1,115 at that time from loans receivable to loans held for sale. The Bank ceased processing subprime credit card applications in March 1999 and had been managing the portfolio from a balance of $18,062 at June 30, 1999, to the sale of the receivables as of January 31, 2003. On December 31, 2002, the Company, through the Bank, entered into an agreement to sell the discontinued credit card operations to an independent third party. Amounts of revenue (including interest income on loans and noninterest income) and pretax profit reported in discontinued operations for the fiscal year ended June 30, 2003, were $818 and $44, respectively. The Company dissolved the operations of HF Card during the third quarter of fiscal 2003.

NOTE 3 -     CONSUMER AUTOMOBILE LOAN SECURITIZATION

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50,002 for a gain of $308 through HFSC and the Automobile Securitization Trust. As part of the sales transaction, the Bank retains servicing responsibilities. In addition, the Bank retains the rights to cash flows remaining after investors in the Automobile Securitization Trust have receive their contractual payments and has pledged a $1,500 reserve fund to the Automobile Securitization Trust. These retained interests are subordinated to investors’ interests. The investors and Automobile Securitization Trust have no recourse to the Bank’s other assets for failure of debtors to pay when due.

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

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitization completed during fiscal year 2003 were as follows:

Prepayment speed (ABS annual rate)	18.00	%(1)
Weighted-average life (in years)	3.58
Expected credit losses (annual rate)	.63%
Discount rate for the retained interest	15.00%
Discount rate for loan servicing rights	10.00%

(1)          18.00% ABS is the equivalent to 20.21% CPR and 721.61 PSA.

Key economic assumptions used and the sensitivity of fair value of the retained interest as of June 30, 2005 are as follows:

	Retained Interest	Servicing Rights

Fair values	$1,713	$12
Weighted average life (in years)	1.86	1.86
Prepayment speed (ABS annual rate)	20.40%	20.40%
Impact on fair value of 10% adverse change	$(8)	$(2)
Impact on fair value of 20% adverse change	$(9)	$(2)
Credit losses (annual rate)	1.13%	1.13%
Impact on fair value of 10% adverse change	$(4)	$—
Impact on fair value of 20% adverse change	$(7)	$—
Discount rate	6.35%	10.00%
Impact on fair value of 10% adverse change	$(4)	$—
Impact on fair value of 20% adverse change	$(9)	$—

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

Static pool losses are calculated by summing the actual credit losses and dividing the total by the original balance of the pool of loans. The expected static pool losses of the loans securitized in fiscal 2003 is 1.13%.

The table below summarizes certain cash flows received from and paid to the securitization trust during fiscal years 2005 and 2004:

	2005	2004
Servicing fees received	$118	$263
Other cash flows received on retained interest	316	1,998

The following table presents delinquencies, net credit losses, and components of securitized financial assets and other loans managed together with them as of June 30, 2005 and 2004:

	2005	2004

Automobile loans held in portfolio	$108,621	$101,669
Automobile loans serviced for others	6,635	17,180

Total managed automobile loans	$115,256	$118,849

Principal amount of managed automobile loans 60 days or more past due	$286	$306

Net credit losses for automobile loans for the year	$428	$511

The Company has the option to execute a cleanup call when the total outstanding balance is at 10.0% or less of the original pool balance, or $5,000. Based on management’s estimates, this cleanup call could be executed in the second quarter of the fiscal year ending June 30, 2006.

NOTE 4 -     INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Debt securities
U.S. government agencies and corporations	$5,000	$—	$(14)	$4,986
Federal Home Loan Bank	3,974	27	(5)	3,996
Municipal bonds	3,085	2	(18)	3,069
Preferred term securities	9,000	56	—	9,056
	21,059	85	(37)	21,107

Equity securities
FNMA	8	15	—	23
Federal agricultural mortgage	7	2	—	9
Other	39	—	—	39
	54	17	—	71

Mortgage-backed securities	122,667	30	(1,446)	121,251

	$143,780	$132	$(1,483)	$142,429

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Debt securities
U.S. government agencies and corporations	$2,999	$—	$(14)	$2,985
Federal Home Loan Bank	1,000	30	—	1,030
Municipal bonds	4,618	11	(16)	4,613
Preferred term securities	9,000	34	—	9,034
	17,617	75	(30)	17,662

Equity securities
FNMA	8	21	—	29
Federal agricultural mortgage	7	2	—	9
	15	23	—	38

Mortgage-backed securities	107,267	8	(2,260)	105,015

	$124,899	$106	$(2,290)	$122,715

The following tables present the age of gross unrealized losses and fair value by investment category in accordance with Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

	June 30, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)

Debt securities
U.S. government agencies and corporations	$6,480	$(19)	$—	$—	$6,480	$(19)
Municipal bonds	1,715	(9)	717	(9)	2,432	(18)
	8,195	(28)	717	(9)	8,912	(37)

Mortgage-backed securities	65,083	(656)	48,542	(790)	113,625	(1,446)

	$73,278	$(684)	$49,259	$(799)	$122,537	$(1,483)

	June 30, 2004
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)

Debt securities
U.S. government agencies and corporations	$2,985	$(14)	$—	$—	$2,985	$(14)
Municipal bonds	1,968	(16)	235	(1)	2,203	(17)
	4,953	(30)	235	(1)	5,188	(31)

Mortgage-backed securities	78,673	(1,860)	22,244	(400)	100,917	(2,260)

	$83,626	$(1,890)	$22,479	$(401)	$106,105	$(2,291)

Management does not believe any individual unrealized losses as of June 30, 2005 and June 30, 2004, represent an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, GNMA and FHLMC. These unrealized losses in total are primarily attributable to changes in interest rates. As a group, the unrealized losses, were less than 1.2% and 2.1% of its respective amortized cost basis for June 30, 2005 and June 20, 2004, respectively. The Company has the ability to hold the securities to maturity contained in this table for a time necessary to recover the amortized cost.

The amortized cost and fair values of debt securities as of June 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$1,201	$1,199
Due after one year through five years	7,258	7,262
Due after five years through ten years	3,600	3,590
Due after ten years	9,000	9,056
	21,059	21,107
Mortgage-backed securities	122,667	121,251

	$143,726	$142,358

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

The components of other comprehensive income (loss) – net change in unrealized gain (loss) on securities available for sale are as follows:

	Years Ended June 30,
	2005	2004	2003

Unrealized holding gain (loss) arising during the year	$853	$(2,051)	$(541)
Less reclassification adjustment for net gains realized in net income	(20)	(43)	(352)

Net change in unrealized gain (loss) before income taxes	833	(2,094)	(893)

Income (taxes) benefit	(317)	796	339

Other comprehensive income - net change in unrealized gain (loss) on securities	$516	$(1,298)	$(554)

Proceeds from the sale of securities available for sale in fiscal 2005 were $17,174 and resulted in gross gains of $20. Proceeds from the sale of securities available for sale in fiscal 2004 were $6,324 and resulted in gross gains of $43. Proceeds from the sale of securities available for sale in fiscal 2003 were $15,210 and resulted in gross gains of $352.

At June 30, 2005 and 2004, securities with a fair value of $130,233 and $109,029, respectively, were pledged as collateral for public deposits and other purposes.

NOTE 5 -     LOANS AND LEASES RECEIVABLE

Loans and leases receivable at June 30, 2005 and 2004 consist of the following:

	2005	2004
Loans secured by real estate
Residential
One-to-four family	$96,994	$94,465
Multi-family	34,241	42,721
Commercial	98,243	89,538
Agriculture	23,954	20,449
Construction and development	15,454	15,044
Business, consumer and other
Commercial business	125,569	124,158
Automobile	108,621	101,669
Junior liens on real estate	87,243	85,684
Agriculture	50,088	42,953
Equipment financing leases	33,090	26,942
Other loans	5,405	4,900
Loans on savings accounts	1,253	1,489
Mobile home	563	848
	680,718	650,860
Add (less)
Undisbursed portion of loans in process	(6,350)	(7,338)
Deferred loan fees and unamortized discounts and premiums, net	1,289	1,029
Allowance for loan and lease losses	(5,076)	(3,605)

	$670,581	$640,946

Loans held for sale totaling $10,238 at June 30, 2005 consist of $9,838 one-to-four family residential mortgage loans and $400 of student loans.  Loans held for sale totaling $10,351 at June 30, 2004 consist of $10,027 one-to-four family fixed-rate loans and $324 of student loans.

Activity in the allowance for loan losses included in continuing operations is summarized as follows for the fiscal years ended June 30:

	2005	2004	2003

Balance, beginning	$3,605	$3,842	$4,461

Provision charged to income	2,681	2,020	3,173
Allowance related to assets acquired (sold), net	—	—	(264)
Other charge offs	(1,545)	(2,564)	(4,001)
Recoveries	335	307	473

Balance, ending	$5,076	$3,605	$3,842

The following is a summary of information pertaining to impaired loans and nonaccrual loans as of and for the fiscal years ended June 30, 2005, 2004, and 2003:

	2005	2004	2003

Impaired loans without a valuation allowance	$98	$248	$27
Impaired loans with a valuation allowance	4,115	—	2,647

Total impaired loans	$4,213	$248	$2,674

Valuation allowance related to impaired loans	$1,750	$—	$846

Nonaccruing loans and leases	$5,322	$1,561	$4,365
Accruing loans and leases delinquent more than 90 days	1,609	502	1,466
Average investment in impaired loans	529	1,702	5,199
Interest income recognized on impaired loans	16	505	17

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 6 -     LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $499,064 and $462,708 at June 30, 2005 and 2004, respectively.

Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were approximately $876, and $1,015 at June 30, 2005 and 2004, respectively.

The carrying values of mortgage and consumer servicing rights were $5,211 and $4,620 at June 30, 2005 and 2004, respectively. The fair values of these rights were $6,453 and $7,763 at June 30, 2005 and 2004, respectively. The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 10%. During fiscal years 2005 and 2004, servicing rights of $1,157 and $1,136, respectively, were capitalized. The Company recognized expense for amortization of the cost of servicing rights in the amount of $566, $519 and $482 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

No valuation allowances were provided for servicing rights capitalized during the fiscal years ended June 30, 2005 and 2004.

NOTE 7 -     OFFICE PROPERTIES AND EQUIPMENT

	2005	2004

Land	$1,832	$1,832
Buildings and improvements	16,898	15,802
Leasehold improvements	1,475	1,475
Furniture, fixtures, equipment and automobile	13,530	12,868
	33,735	31,977
Less accumulated depreciation and amortization	(20,757)	(19,422)

	$12,978	$12,555

In addition, the Company leases several branch facilities under operating lease agreements which require minimum rentals totaling $2,030 through the year ending June 30, 2010.

NOTE 8 -     DEPOSITS

Deposits at June 30, 2005 and 2004 consist of the following:

	2005	2004

Noninterest bearing checking accounts	$85,705	$75,251
Interest bearing accounts	50,120	45,738
Money market accounts	209,116	211,928
Savings accounts	63,235	63,670
Certificates of deposit	273,040	262,132

	$681,216	$658,719

Scheduled maturities of certificates of deposit are as follows:

Maturing in fiscal year:

2006	$142,797
2007	78,108
2008	33,645
2009	9,245
2010	9,245
Thereafter	—

$273,040

Deposit accounts are insured up to $100 by the Savings Association Insurance Fund (SAIF) under management of the Federal Deposit Insurance Corporation (FDIC). The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $82,900 and $74,574 at June 30, 2005 and 2004, respectively. Deposits at June 30, 2005 and 2004 include $51,640 and $53,008, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

NOTE 9 -     ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Des Moines (FHLB) and the Federal Reserve Bank of Minneapolis at June 30, 2005 and 2004, are summarized as follows:

	2005	2004

Fixed-rate advances (with rates ranging from 1.9% to 6.4%)	$110,077	$77,223
Variable-rate advances (with rates ranging from 1.2% to 3.6%)	8,882	15,762

	$118,959	$92,985

Aggregate maturities of advances, computed based on call date, are as follows:  2006 - $98,459; 2007 - $20,000; 2008 - $0; 2009 - $500 and 2010 - $0. Prepayment of the callable advances results in a prepayment fee as negotiated between the Bank and the FHLB.

Advances with the FHLB are secured by stock in the FHLB, one-to-four family first mortgage loans, multi-family first mortgage loans and investment securities. In order to provide additional borrowing collateral, commercial real estate first mortgage loans, home equity line of credit loans and home equity second mortgage have also been pledged with the FHLB.

Advances with the Federal Reserve Bank are secured by commercial business loans.

Convertible advances without a strike rate are subject to be called at the FHLB’s discretion. Convertible advances tied to LIBOR strike rates may only be called if the three month LIBOR rate is equal to or greater than the indicated strike rate.

The Bank currently has $10,000 and $15,000 unsecured lines of federal funds with correspondent banks. There were no funds drawn on either line of credit at June 30, 2005.

The Company has a line of credit for $6,000 with First Tennessee Bank, NA for liquidity needs of the Company. At June 30, 2005, no funds were advanced on the line of credit.

Other borrowings consist of the following:

The Company has a contract for deed which requires monthly payments of $9, plus interest at 7.0%, to October 2013. The contract for deed, which is secured by land held for sale with a carrying value of $1,298, had a balance of $705 and $765 at June 30, 2005 and 2004, respectively.

On December 31, 2004, the Company entered into a Real Estate Purchase Agreement, secured by the contract for deed as described above, that provides for the sale by the Company of approximately 211.44 acres of real property located in Minnehaha County, South Dakota (the “Property”), for a per acre purchase price of $23 and an aggregate purchase price of approximately $4,900. The purchase price for the Property is payable as follows: upon full execution of the Agreement, $100 in earnest money escrowed in an interest bearing account with the title company, with the remaining balance payable on the date of and at the closing. The closing for such sale will occur on December 15, 2005, subject to certain conditions.

NOTE 10 -     SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

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

On September 25, 2003, the Company issued 7,000 shares totaling $7,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust IV. Trust IV exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust IV. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.10% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 8, 2033. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities must be redeemed on October 8, 2003; however, the Company has the option to shorten the maturity date to a date not earlier than October 8, 2008. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

FASB Interpretation No. 46 (Revised December 2003), Consolidating of Variable Interest Entities (FIN 46R) replaces in its entirety, FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued by the FASB in January 2003. FIN 46R provides guidance related to identifying variable interest entities (previously known generally as special purpose entities of SPEs) and determining whether such entities should be consolidated. Key to the consolidating determination is whether such entities disperse risks among the parties involved. If those risks are not dispersed, and therefore an enterprise bears the majority of the risk or rewards related to the variable interest entity, it would consolidate that variable interest entity.

The subordinated trust entities of the Company were deconsolidated during 2004 and the June 30, 2003 balance sheet was restated as provided by FIN 46R. As a result, the fiscal 2005, 2004 and 2003 balance sheets include $27,837, $27,837, and $20,620 of subordinated debentures to these trusts, which was previously included on the balance sheet at June 30, 2003, as $20,000 of Company obligated mandatorily redeemable preferred securities of subsidiary trusts that solely hold subordinated debentures after a consolidation elimination of $620. The terms of the subordinated debentures correspond to the related preferred securities. The overall effect on the Company’s financial position and operating results of the deconsolidation was not material, and did not affect reported equity or net income.

NOTE 11 -     INCOME TAX MATTERS

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis. The Bank is allowed bad debt deductions based on actual charge-offs.

The consolidated provision for income taxes from continuing operations consists of the following for the years ended June 30, 2005, 2004 and 2003:

	2005	2004	2003

Current
Federal	$2,786	$1,485	$412
State	481	430	463
Deferred expense	(836)	976	1,709

	$2,431	$2,891	$2,584

Income tax expense is different from that calculated at the statutory federal income tax rate to pretax income from continuing operations. The reasons for this difference in the tax expense are as follows:

	2005	2004	2003

Computed “expected” tax expense	$2,659	$2,837	$2,636
Increase (decrease) in income taxes resulting from
Tax exempt income	(172)	(116)	(224)
State taxes, net of federal benefit	331	320	331
Increase in cash surrender value of life insurance	(168)	(184)	(16)
Benefit of income taxed at lower rates	(61)	(67)	(65)
Change in valuation allowance	(1)	(76)	—
Other, net	(157)	177	(78)

	$2,431	$2,891	$2,584

The components of the net deferred tax asset (liability) as of June 30, 2005 and 2004, are as follows:

	2005	2004

Deferred tax assets
Allowance for loan and lease losses	$1,738	$1,181
Accrued expenses	377	399
Net unrealized loss on securities available for sale	513	830
Other	392	542
	3,020	2,952
Less valuation allowance	(5)	(6)

	3,015	2,946
Deferred tax liabilities
Property and equipment	2,072	2,626
Mortgage servicing rights	309	235
Other assets	175	155
Other	12	18
	2,568	3,034

	$447	$(88)

Retained earnings at June 30, 2005 and 2004, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.

NOTE 12 -     REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of June 30, 2005 and 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2005, the Office of Thrift Supervision (OTS) categorized the Bank as “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have unfavorably changed the Bank’s category.

The following table summarizes the Bank’s compliance with its regulatory capital requirements at June 30, 2005 and 2004:

					To Be Well Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2005
Tier I (core) capital (to adjusted total assets)	$73,815	8.28%	$35,046	4.00%	$44,577	5.00%
Total risk-based capital (to risk-weighted assets)	75,423	10.66%	56,610	8.00%	70,763	10.00%
Tangible capital (to tangible assets)	73,815	8.28%	13,373	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	73,815	10.43%	N/A	N/A	42,458	6.00%

As of June 30, 2004
Tier I (core) capital (to adjusted total assets)	$69,762	8.28%	$33,689	4.00%	$42,112	5.00%
Total risk-based capital (to risk-weighted assets)	71,502	10.54%	54,270	8.00%	67,838	10.00%
Tangible capital (to tangible assets)	69,762	8.28%	12,633	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	69,762	10.28%	N/A	N/A	40,703	6.00%

NOTE 13 -     STOCKHOLDERS’ EQUITY

The Company currently has in effect a publicly announced stock buy-back program in which up to 10% of the common stock of the Company outstanding on May 1, 2005, may be acquired through April 30, 2006. A total of 162,800 shares of common stock were purchased pursuant to this current program and the previous publicly announced program in effect during fiscal year 2005. Pursuant to a series of stock buy-back programs initiated by the Company since 1996, the Company has purchased an aggregate of 1,977,836 shares of common stock through June 30, 2005. The aggregate purchases include two blocks of 11,000 and 340,021 shares of common stock repurchased in private transactions in February 2004 and January 2002, respectively. As of June 30, 2005, the maximum number of shares that may yet be purchased under the current program was 303,614 shares.

The Company has authorized 50,000 shares of Preferred Stock, designated as “Series A Junior Participating Preferred Stock” with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance.

The Company also has preferred share purchase rights (Rights). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $65 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The Rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The Rights expire on October 22, 2006, which date may be extended subject to certain additional conditions. There were no outstanding Rights as of June 30, 2005.

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992, who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank’s regulatory capital requirements. Capital distributions are limited to the greater of 100% of net income for the year to date plus 50% of the amount of which the lesser of the institution’s tangible core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period. Subsequent to June 30, 2005, the Bank sent written notification to the OTS of its intention to pay up to 50% of the Bank’s net income for each quarter in the year ending June 30, 2006, to the Company.

NOTE 14 -     EARNINGS PER SHARE

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended June 30, 2005, 2004, and 2003, follow:

	2005	2004	2003
Earnings
Income from continuing operations	$5,165	$5,216	$4,946
Discontinued operations, net of tax	—	—	29

Net income	$5,165	$5,216	$4,975

Basic EPS
Weighted average number of common shares outstanding	3,532,088	3,557,860	3,631,431

Earnings per common share
Income from continuing operations	$1.46	$1.47	$1.36
Discontinued operations, net of tax	—	—	0.01

Net income	$1.46	$1.47	$1.37

Diluted EPS
Weighted average number of common shares outstanding	3,532,088	3,557,860	3,631,431
Common share equivalents - stock options and stock issuable under employee compensation plans	105,266	98,292	67,873
Weighted average number of common shares and common share equivalents	3,637,354	3,656,152	3,699,304

Earnings per common share
Income from continuing operations	$1.42	$1.43	$1.34
Discontinued operations, net of tax	—	—	0.01

Net income	$1.42	$1.43	$1.35

All options outstanding were included in the computation for the year ended June 30, 2005. Options outstanding of approximately 43,000 and 99,000 shares of common stock at weighted average share prices of $16.23 and $14.20 during the years ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those instruments exceeded the average market prices of the common shares during the years.

NOTE 15 -     DEFINED BENEFIT PLAN

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

	2005	2004

Changes in benefit obligations
Benefit obligations, beginning	$4,476	$4,473
Service cost	454	431
Interest cost	366	324
Benefits paid	(359)	(169)
Actuarial loss (gain)	84	(583)

Benefit obligations, ending	$5,021	$4,476

Changes in plan assets
Fair value of plan assets, beginning	$3,675	$2,793
Actual return on plan assets	262	381
Company contributions	662	670
Benefits paid	(359)	(169)

Fair value of plan assets, ending	$4,240	$3,675

Funded status at end of year
Plan assets (deficient) of obligations	$(782)	$(801)
Unrecognized losses	880	721
Unrecognized transition asset	12	22

(Accrued) prepaid benefit cost at end of year	$110	$(58)

The components of pension cost for the fiscal years ended June 30, consist of the following:

	2005	2004	2003

Service cost	$454	$431	$622
Interest cost	366	324	282
Expected return on plan assets	(370)	(244)	(204)
Amortization of prior losses	33	55	113
Amortization of prior service cost	—	(44)	(46)
Amortization of transition asset	12	12	12

Total costs recognized in expense	$495	$534	$779

The components in the balance sheet consist of:

	2005	2004

(Accrued) prepaid benefit cost	$110	$(58)

Net asset (liability) recorded in the consolidated balance sheet	$110	$(58)

The weighted-average assumptions used to determine benefit obligations at June 30, are as follows:

	2005	2004

Discount rate - preretirement	7.50%	7.50%
Discount rate - postretirement	4.93%	4.93%
Rate of compensation increase	5.50%	5.50%

The weighted-average assumptions used to determine net periodic benefit cost for fiscal years ended June 30, are as follows:

	2005	2004

Discount rate - preretirement	7.50%	7.50%
Discount rate - postretirement	4.55%	4.81%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	5.50%	5.50%

The overall expected long-term rate of return on assets is based on economic forecasts, projected asset allocation and benefit obligations.

Plan Assets:  The Company’s pension plan weighted-average asset allocations at June 30, 2005 and 2004 by asset category are as follows:

	June 30, 2005
Investment Category	Cost	Market Value	Unrealized Gain	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value

Equities	$2,521	$2,871	$350	65.5%	65.0%
Fixed	1,282	1,308	26	29.9%	30.0%
Cash and cash equivalents	201	201	—	4.6%	5.0%

Total pension plan assets	$4,004	$4,380	$376	100.0%	100.0%

	June 30, 2004
Investment Category	Cost	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value

Equities	$2,392	$2,381	$(11)	64.8%	65.0%
Fixed	1,090	1,107	17	30.1%	30.0%
Cash and cash equivalents	187	187	—	5.1%	5.0%

Total pension plan assets	$3,669	$3,675	$6	100.0%	100.0%

The objective of the pension plan investment policy for equities is to pursue a growth strategy that results in capital appreciation. The objective of the pension plan investment policy for fixed rate instruments and cash equivalents is to ensure safety of principal and interest.

The Company expects to contribute $610 to its pension plan in fiscal 2006.

Estimated Future Benefit Payments:  The following benefit payments which reflect expected future service, as appropriate, are expected to be paid during the years ended June 30:

2006	$372
2007	267
2008	244
2009	328
2010	495
Years 2011 -2016	3,620

NOTE 16 -     RETIREMENT SAVINGS PLAN

The Company has a retirement savings plan covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they worked at least 1,000 hours. The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to IRS Code Section 401(k) and regulations issued there under. The plan allows voluntary contributions by eligible employees, and also allows discretionary contributions by the Company as determined annually by the Board of Directors. The total compensation cost charged to expense related to the plan was $275, $233, and $251 for 2005, 2004, and 2003, respectively.

NOTE 17 -     STOCK-BASED COMPENSATION PLANS

The Company has a 1991 Stock Option and Incentive Plan (1991 Option Plan), in which awards for an aggregate amount of 910,800 common shares may be granted to directors and employees of the Bank. Options granted had a maximum term of 10 years. The 1991 Option Plan also provided for the award of stock appreciation rights, limited stock appreciation rights, and restricted stock.

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

The Company has a long-term incentive plan which provides for the grant of restricted stock awards and for stock options under the option plans if the Company achieves certain performance levels. During fiscal years 2005, 2004, and 2003, the Company met a performance level in the plan and, accordingly, for fiscal year 2005 restricted stock with a value of $1,266 will be issued in fiscal year 2006. During fiscal years 2005 and 2004, 40,940 and 15,817 shares, respectively of restricted stock were issued under the 2002 Option Plan. These shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment. The issuance value of these shares was $670 and $282 for 2005 and 2004, respectively, and is being amortized over the vesting period of five years, with the unamortized balance included in deferred compensation in the consolidated statements of financial condition. During fiscal years 2005, 2004, and 2003, $195, $89 and $50, respectively, were recorded as amortization expense.

Also in connection with meeting a performance level of the long-term incentive plan, 38,105 stock options and 66,644 shares of restricted stock will be issued in fiscal year 2006 under the plan.

The Company has a pool of 11,000 restricted shares (1991 Pool), which was increased to 18,700 restricted shares in fiscal year 2003. Awards from the 1991 Pool are at the discretion of the Chairman of the Board of Directors on a spot basis to employees and were provided for under the 1991 Option Plan. The restricted shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment. Key provisions of the 1991 Pool include:  outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination. During fiscal year 2004, the Company created a pool of 11,000 restricted shares for grants under the 2002 Option Plan (2002 Pool). The provisions of the 2002 Pool are the same as the 1991 Pool. During fiscal years 2005 and 2004, 1,543 and 1,005 restricted shares, respectively, were awarded under the Pool. The issuance value of these restricted shares was $25 and $16 in 2005 and 2004, respectively, and is being amortized over the vesting period of five years, with the unamortized balance included in deferred compensation in the consolidated balance sheet. During fiscal years 2005, 2004 and 2003, $29, $29, and $26, respectively, were recorded as amortization expense.

A summary of the status of the plans and changes during the years ended June 30, are as follows:

	2005		2004		2003
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	301,743	$11.22	352,059	$11.00	312,311	$10.96
Granted	84,560	16.37	42,987	16.23	75,628	10.91
Forfeited	(20,773)	12.98	(16,075)	9.99	(22,343)	10.68
Exercised	(69,647)	10.36	(77,228)	10.69	(13,537)	10.14

Outstanding at end of year	295,883	$13.44	301,743	$11.22	352,059	$11.00

Options for 235,603, 238,389 and 254,152 shares were exercisable at June 30, 2005, 2004, and 2003, respectively. The weighted average fair value of options granted in each fiscal year was $3.73, $3.83, and $2.57 for the fiscal years ended June 30, 2005, 2004, and 2003, respectively.

Fixed options outstanding at June 30, 2005 are summarized as follows:

Options Outstanding		Options Exercisable
Number Outstanding	Number Exercisable	Remaining Contractual Life	Exercise Price

41,567	41,567	6 years	$8.52
3,723	3,723	2 years	9.28
42,719	42,719	8 years	10.91
29,136	29,136	7 years	11.36
32,811	32,811	4 years	13.98
31,989	31,989	3 years	14.77
31,666	26,243	9 years	16.23
82,272	27,415	10 years	16.37

295,883	235,603

The Company has a Director Restricted Stock Plan which provides that awards of restricted shares of the Company’s common stock be made to outside directors of the Company. The plan is designed to allow for payment of the annual retainer fee in shares of the Company’s common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index. Each outside director is entitled to all voting, dividend and distribution rights during the restriction period. The effective date of the plan was July 1, 1997. The plan has 82,500 shares allocated to it and is in effect for a period of ten years. During fiscal years 2005, 2004 and 2003, 5,974, 6,604, and 7,880 shares were awarded and $90, $116, and $90 of expense was incurred under the plan, respectively, as the annual retainer for the Company’s Board of Directors.

NOTE 18 -  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of June 30, are as follows:

	2005	2004

Unrealized loss on securities available for sale net of related tax effect of $(513) and $(830)	$(838)	$(1,354)
Fair value change in retained interest, net of related deferred tax effect of $1 and $17	2	27

	$(836)	$(1,327)

NOTE 19 -  FINANCIAL INSTRUMENTS

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

Estimated fair values of the Company’s financial instruments are as follows at June 30:

	June 30,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$18,248	$18,248	$20,474	$20,474
Securities	142,429	142,429	122,715	122,715
Federal Home Loan Bank stock	7,699	7,699	5,469	5,469
Loans and leases	680,819	676,842	651,297	661,214
Accrued interest receivable	5,087	5,087	4,056	4,056
Servicing rights	5,211	6,453	4,620	7,763
Retained interest asset	1,713	1,713	1,878	1,878

Financial liabilities
Deposits	681,216	679,277	658,719	659,944
Borrowed funds	119,664	119,364	93,750	92,922
Subordinated debentures payable to trusts	27,837	27,837	27,837	27,837
Accrued interest payable and advances by borrowers for taxes and insurance	9,484	9,484	9,236	9,236

NOTE 20 -  COMMITMENTS, CONTINGENCIES AND CREDIT RISK

The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset. At June 30, 2005 and 2004, the Bank has approximately $5 and $24 of loans sold with recourse to the Federal National Mortgage Association (FNMA). The collateral securing these loans are one-to-four family mortgage loans, which are seasoned. Unused lines of credit amounted to $119,080 and $113,279 at June 30, 2005 and 2004, respectively. Unused letters of credit amounted to $4,721 and $5,423 at June 30, 2005 and 2004, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loan receivable.

The Bank had outstanding commitments to originate or purchase loans of $80,217 and to sell loans of approximately $34,894 at June 30, 2005. The portion of commitments to originate or purchase fixed rate loans totaled $33,716 with a range in interest rates of 4.63% to 8.63%. No losses are expected to be sustained in the fulfillment of any of these commitments.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

NOTE 21 -  CASH FLOW INFORMATION

Changes in other assets and liabilities for the years ended June 30, 2005, 2004 and 2003, consist of:

	2005	2004	2003

(Increase) decrease in accrued interest receivable	$(1,031)	$242	$112
Increase (decrease) in net deferred loan fees	259	666	140
Earnings on cash value of life insurance	(561)	(619)	(431)
(Increase) decrease in other assets	491	2,836	(6,121)
Increase (decrease) in accrued expenses and other liabilities	352	(3,300)	1,016

	$(490)	$(175)	$(5,284)

NOTE 22 -  FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)

The Company’s condensed balance sheets as of June 30, 2005 and 2004 and related condensed statements of income and cash flows for each of the years in the three-year period ended June 30, 2005, are as follows:

Condensed Balance Sheets

	2005	2004

Assets
Cash primarily with the Bank	$1,003	$2,557
Investments in subsidiaries	77,968	73,596
Land held for sale	1,298	1,298
Investment securities	39
Other	2,969	3,449

	$83,277	$80,900

Liabilities
Other borrowings	$28,542	$28,603
Other liabilities	1,100	648

Stockholders’ equity	53,635	51,649

	$83,277	$80,900

Condensed Statements of Income

	2005	2004	2003

Dividends from subsidiaries	$3,716	$2,575	$2,551
Interest and other income	98	52	80
Income from operations of discontinued segment, net of income taxes	—	—	72
Expenses	(2,207)	(1,752)	(1,415)
Income tax benefit	736	568	546
Equity in undistributed income of subsidiaries	2,822	3,773	3,141

Net income	$5,165	$5,216	$4,975

Condensed Cash Flows

	2005	2004	2003
Cash Flows From Operating Activities
Net income	$5,165	$5,216	$4,975
Adjustments to reconcile net income to net cash provided by operating activities
Realized (gain) on sale of securities, net	—	—	(1)
Amortization	27	26	20
Equity in (earnings) of subsidiaries	(6,538)	(6,348)	(5,692)
Cash dividends received from subsidiaries	3,716	2,575	2,551
Increase (decrease) in liabilities	452	447	(191)
Other, net	892	(354)	(335)
Net cash provided by operating activities	3,714	1,562	1,327

Cash Flows From Investing Activities
Purchase of investment securities	40	—	—
Disbursements on note receivable from HF Card	—	—	(2,476)
Repayments on note receivable from HF Card	—	—	225
Proceeds from maturities and sales of securities	—	—	283
Capital contribution to the Bank	(2,000)	—	(9,000)
Capital contribution to HF Group	—	—	(600)
Net cash (used in) investment activities	(1,960)	—	(11,568)

Cash Flows From Financing Activities
Purchase of treasury stock	(3,206)	(1,862)	(2,403)
Cash dividends paid	(1,551)	(1,530)	(1,524)
Proceeds from issuance of common stock	1,512	1,153	513
Proceeds from issuance of subordinated debentures	—	7,000	10,000
Proceeds from other borrowings	—	—	4,500
Payments on other borrowings	(60)	(4,338)	(53)
Payments of debt issue costs	(3)	(158)	(300)
Net cash provided by (used in) financial activities	(3,308)	265	10,733

Increase (decrease) in cash	(1,554)	1,827	492

Cash at beginning of period	2,557	730	238

Cash at end of period	$1,003	$2,557	$730

NOTE 23 -  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2005

Total interest income	$10,690	$11,249	$10,990	$12,017
Net interest income	6,540	6,804	6,282	6,573
Provision for losses on loans and leases	179	196	129	2,177
Income from continuing operations	1,460	1,648	1,344	713
Income (loss) from discontinued operations	—	—	—	—
Net income	1,460	1,648	1,344	713

Earnings per share - basic
Income from continuing operations	$0.41	$0.46	$0.38	$0.20

Net income	$0.41	$0.46	$0.38	$0.20

Earnings per share - diluted
Income from continuing operations	$0.41	$0.45	$0.37	$0.20
Discontinued operations, net of tax	—	—	—	—

Net income	$0.41	$0.45	$0.37	$0.20

Fiscal Year 2004

Total interest income	$10,284	$9,844	$9,837	$10,295
Net interest income	6,369	6,120	6,171	6,412
Provision for losses on loans and leases	437	634	607	342
Income from continuing operations	1,322	1,269	973	1,652
Net income	1,322	1,269	973	1,652

Earnings per share - basic
Income from continuing operations	$0.41	$0.35	$0.27	$0.47
Discontinued operations, net of tax	—	—	—	—

Net income	$0.41	$0.35	$0.27	$0.47

Earnings per share - diluted
Income from continuing operations	$0.40	$0.34	$0.26	$0.46
Discontinued operations, net of tax	—	—	—	—

Net income	$0.40	$0.34	$0.26	$0.46

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.  Controls and Procedures

As of June 30, 2005 an evaluation was performed by the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon, and as of the date of that evaluation, the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  There were no significant changes in the Company’s internal control over financial reporting or identified in the above-referenced evaluation that materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Letter Agreement dated June 1, 2005 between HF Financial Corp. and First Tennessee Bank, NA which renews and increases the revolving line of credit to $6.0 million from $3.0 million.  Additionally, the federal funds accommodation was increased to $15.0 million from $10.0 million.  See Exhibit 10.17 in this Form 10-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2005, a copy of which will be filed not later than 120 days after June 30, 2005 (The “2005 Proxy Statement”).

Code of Ethics

Information regarding the Company’s Code of Conduct and Ethics is incorporated by reference to the discussion under the heading “Code of Conduct and Ethics” in the Company’s 2005 Proxy Statement.

Directors

Information regarding Directors of the Company is incorporated by reference to the discussion under the heading “Information with Respect to Nominees and Continuing Directors” in Proposal 1 of the Company’s 2005 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

Information regarding the Company’s Audit Committee, including identification of each committee member and the audit committee financial expert is incorporated by reference to the discussion under the heading :meetings of the Board of Directors, Compensation of Directors, Committees of the Board of Directors and Independent Directors” in Proposal 1 of the Company’s 2005 Proxy Statement.

Director Nominations

Information regarding material changes, if any, to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors is incorporated by reference to the discussion under the heading “Director Nominations” in Proposal 1 of the Company’s 2005 Proxy Statement.

Executive Officers

Information regarding the executive officers of the Company and the Bank is contained in Part I, Item 1 “Business” of this Form 10-K pursuant to Instruction 3 and Item 401(b) of Regulation S-K, and is incorporated by reference.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated by reference to the discussion under the heading “Executive Compensation” in the Company’s 2005 Proxy Statement.  Information contained under the headings “Report of the Board Compensation Committee on Executive Compensation” and “Stockholder Return Performance Presentation” is not incorporated herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners, directors and certain executive officers is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2005 Proxy Statement.

The following table sets forth certain information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2005, including the 1996 Director Restricted Stock Plan and 2002 Stock Option Plan.  The 1991 Stock Option Plan expired on October 27, 2002.  As a result, although the column below entitled “Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights” includes common stock to be issued upon unexpired options issued under the 1991 Stock Option Plan, no common stock remains available for future issuance under the 1991 Stock Option Plan.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity plan compensation plans approved by stockholders	295,883	$13.44	673,211

Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A

Total	295,883	$13.44	673,211

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated by reference from the discussion under the heading “Executive Compensation – Certain Transactions” in the Company’s 2005 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

Information concerning the fees for professional services rendered by the Company’s principal accountant is incorporated by reference from the discussion under the heading “Executive Compensation – Report of the Audit

Committee – Audit Fees, Audit Related Fees, Tax Fees and All Other Fees” in the Company’s 2005 Proxy Statement.  Information concerning the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Audit Committee Pre-Approval Policies” in Proposal 1 of the Company’s 2005 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	(1)
3.2	By-Laws	(1)
4.1	Rights Agreement	(4)
10.1	Employment Contract between Home Federal Bank and Curtis L. Hage	(1) #
10.2	Amendment to Employment Contract between Home Federal Bank and Curtis L. Hage	(3) #
10.3	HF Financial Corp. 1991 Stock Option and Incentive Plan	(2) #
10.4	Amendment to the HF Financial Corp 1991 Stock Option and Incentive Plan	(5) #
10.5	HF Financial Corp. 1996 Director Restricted Stock Plan	(5) #
10.6	Change in Control Contract between Home Federal Bank and Mark S. Sivertson	(6) #
10.7	Employment Contract between Home Federal Bank and David A. Brown	(7) #
10.8	Change in Control Contract between Home Federal Bank and David A. Brown	(7) #
10.9	Guarantee Agreement dated November 28, 2001, by and between HF Financial Corp. and Wilmington Trust Company	(8)
10.10	Indenture Agreement dated November 28, 2001, by and between HF Financial Corp. and Wilmington Trust Company	(8)
10.11	Guarantee Agreement dated July 11, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(9)
10.12	Indenture Agreement dated July 11, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(9)
10.13	Guarantee Agreement dated December 19, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(10)

10.14	Indenture Agreement dated December 19, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(10)
10.15	Guarantee Agreement dated September 25, 2003, by and between HF Financial Corp. and Wilmington Trust Company	(11)
10.16	Indenture Agreement dated September 25, 2003, by and between HF Financial Corp. and Wilmington Trust Company	(11)
10.17	Letter Agreement dated June 1, 2005 between HF Financial Corp. and First Tennessee Bank, NA	10.17
10.18	$3.0 Million Promissory Note between HF Financial Corp. and First Tennessee Bank, NA	(12)
10.19	HF Financial Corp. 2002 Stock Option and Incentive Plan	(13)
10.20	Real Estate Purchase Agreement dated December 21, 2004 by and between HF Financial Corp. and MVB Properties, Inc.	(15)
10.21	Home Federal Bank Short Term Incentive Plan	(16)#
10.22	Home Federal Bank Third Amended and Restated Long-Term Incentive Plan	(16)#
21.1	Subsidiaries of Registrant	21.1
23.1	Consent of Independent Registered Accounting Firm	23.1
23.2	Consent of Independent Registered Accounting Firm	23.2
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

(1)	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the SEC on December 6, 1991 (File No. 33-44383).
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(3)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form 8-A, filed with the SEC on October 29, 1996.
(5)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
(6)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
(7)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
(8)	Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(9)	Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(10)	Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.
(11)	Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(12)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(13)	Filed as Appendix A to the Company’s definitive Proxy Statement on Schedule 14A, filed with the SEC on October 15, 2002.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 26, 2005, and filed with the SEC on August 1, 2005.
#	Management or compensatory plan or arrangements required to be filed.

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

/s/ Curtis L. Hage		/s/ Darrel L. Posegate
Curtis L. Hage, Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)		Darrel L. Posegate, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	September 26, 2005	Date:	September 26, 2005

/s/ Thomas L. Van Wyhe		/s/ Robert L. Hanson
Thomas L. Van Wyhe, Director		Robert L. Hanson, Director

Date:	September 26, 2005	Date:	September 26, 2005

/s/ Steven R. Sershen		/s/ William G. Pederson
Steven R. Sershen, Director		William. G. Pederson, Director

Date:	September 26, 2005	Date:	September 26, 2005

/s/ Curtis J. Bernard
Curtis J. Bernard, Director		Christine E. Hamilton, Director

Date:	September 26, 2005	Date:

Index to Exhibits

Exhibit Number

10.17	Letter Agreement dated June 1, 2005 between HF Financial Corp. and First Tennessee Bank, NA

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002