Form 10-Q
period 2005-09-30
HF FINANCIAL CORP
filed 2005-11-10
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

As of November 9, 2005 there were 3,574,124 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value.

HF FINANCIAL CORP.

Form 10-Q

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Consolidated Statements of Financial Condition As of September 30, 2005 and June 30, 2005

Consolidated Statements of Income for the Three Months Ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005 and 2004

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

PART I  - FINANCIAL INFORMATION

Item 1.           Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	September 30, 2005	June 30, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$19,093	$18,248
Securities available for sale	149,960	142,429
Federal Home Loan Bank stock	7,236	7,699
Loans held for sale	17,265	10,238

Loans and leases receivable	678,124	675,657
Allowance for loan and lease losses	(5,321)	(5,076)
Net loans and leases receivable	672,803	670,581

Accrued interest receivable	6,309	5,087
Office properties and equipment, net of accumulated depreciation	13,451	12,978
Foreclosed real estate and other properties	1,446	1,387
Cash value of life insurance	12,651	12,530
Servicing rights	5,344	5,211
Goodwill, net	4,951	4,951
Other assets	7,409	6,535
Total assets	$917,918	$897,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$677,291	$681,216
Advances from Federal Home Loan Bank and other borrowings	135,226	119,664
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	10,747	6,446
Accrued expenses and other liabilities	12,343	9,076
Total liabilities	863,444	844,239

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,549,892 and 5,462,066 shares issued at September 30, 2005 and June 30, 2005, respectively	55	55
Common stock subscribed for but not issued, 66,644 shares at June 30, 2005	—	1,266
Additional paid-in capital	20,858	19,190
Retained earnings, substantially restricted	65,906	65,267
Deferred compensation	(2,180)	(2,140)
Accumulated other comprehensive income (loss), net of related deferred tax effect	(998)	(836)
Less cost of treasury stock, 1,977,836 and 1,977,836 shares at September 30, 2005 and June 30, 2005, respectively	(29,167)	(29,167)
Total stockholders’ equity	54,474	53,635
Total liabilities and stockholders’ equity	$917,918	$897,874

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2005	2004

Interest, dividend and loan fee income:
Loans and leases receivable	$11,121	$9,734
Investment securities and interest-earning deposits	1,351	956
	12,472	10,690
Interest expense:
Deposits	4,296	2,771
Advances from Federal Home Loan Bank and other borrowings	1,841	1,379
	6,137	4,150
Net interest income	6,335	6,540

Provision for losses on loans and leases	462	179

Net interest income after provision for losses on loans and leases	5,873	6,361

Noninterest income:
Fees on deposits	1,176	1,120
Loan servicing income	312	372
Gain on sale of loans, net	255	102
Trust income	195	159
Gain on sale of securities, net	—	13
Other	447	432
	2,385	2,198
Noninterest expense:
Compensation and employee benefits	4,303	3,998
Occupancy and equipment	780	783
Other	1,591	1,550
	6,674	6,331

Income before income taxes	1,584	2,228

Income tax expense	561	768

Net income	$1,023	$1,460

Comprehensive income	$861	$2,425
Cash dividends paid per share	$0.1100	$0.1075

Earnings per share:
Basic	$0.29	$0.41
Diluted	$0.29	$0.41

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$1,023	$1,460
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for losses on loans and leases	462	179
Depreciation	361	359
Amortization of discounts and premiums on securities and other	516	422
Stock based compensation	184	152
Deferred income taxes (credits)	(4)	(22)
Loans originated for resale	(32,772)	(20,632)
Proceeds from the sale of loans	27,172	15,092
(Gain) on sale of loans, net	(255)	(102)
Realized (gain) on sale of securities, net	—	(13)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	14	26
(Gain) on disposal of office properties and equipment, net	(2)	—
Change in other assets and liabilities	1,156	(163)
Net cash (used in) operating activities	(2,145)	(3,242)

Cash flows from investing activities
Loans and leases purchased	—	(843)
Loans and leases originated and held	(85,281)	(65,394)
Principal collected on loans and leases	81,191	49,018
Securities available for sale:
Sales and maturities and repayments	10,535	19,599
Purchases	(18,655)	(7,805)
Purchase of Federal Home Loan Bank stock	(1,342)	(1,272)
Redemption of Federal Home Loan Bank stock	1,805	356
Proceeds from sale of office properties and equipment	2	—
Purchase of office properties and equipment	(834)	(292)
Purchase of servicing rights	(284)	(313)
Proceeds from sale of foreclosed real estate and other properties, net	121	270
Net cash (used in) investing activities	(12,742)	(6,676)

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2004

Cash flows from financing activities
Net (decrease) in deposit accounts	$(3,925)	$(15,750)
Proceeds of advances from Federal Home Loan Bank and other borrowings	145,678	119,759
Payments on advances from Federal Home Loan Bank and other borrowings	(130,116)	(98,624)
Increase in advances by borrowers	4,301	2,097
Purchase of treasury stock	—	(673)
Proceeds from issuance of common stock	178	88
Cash dividends paid	(384)	(381)
Net cash provided by financing activities	15,732	6,516

Increase (decrease) in cash and cash equivalents	845	(3,402)

Cash and cash equivalents
Beginning	18,248	20,474
Ending	$19,093	$17,072

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$5,420	$3,854
Cash payments for income and franchise taxes, net	919	325

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended September 30, 2005 and 2004

(Unaudited)

NOTE 1.                                                 SELECTED ACCOUNTING POLICIES

Basis of presentation:

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited.  However, in the opinion of management, adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for the interim periods have been included.  Results for any interim period are not necessarily indicative of results to be expected for the fiscal year.  Interim consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (“Fiscal 2005”), filed with the Securities and Exchange Commission.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the industry.

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

Stock-based compensation:  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including stock options) at fair value and to record such expense in their consolidated financial statements.  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.

The Company adopted SFAS No. 123R effective as of July 1, 2005, using the Black-Scholes option-pricing model and the modified prospective method in which compensation cost is recognized for all awards granted subsequent to the Company’s adoption of this statement as well as for the unvested portion of awards outstanding as of the Company’s adoption of this statement.  Prior to July 1, 2005, the Company accounted for stock-based compensation in accordance with APB No. 25 and related interpretations. As such, no stock-based employee compensation cost was recognized for grants under the Company’s stock option and incentive plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2005, under Note 17 of “Notes to Consolidated Financial Statements.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the quarter ended September 30, 2004.

	Three Months Ended September 30,
	2005	2004

Net income, as reported (1)	$1,023	$1,460
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects		31
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (2)		(72)
Pro forma net income	$1,023	$1,419

Basic earnings per share:
As reported	$0.29	$0.41
Pro forma		0.40

Diluted earnings per share:
As reported	0.29	0.41
Pro forma		0.39

(1)   Includes expense related to stock-based employee compensation for the three months ended September 30, 2005 due to the adoption of SFAS No. 123R.

(2)   Includes expense related to restricted stock reported in net income.

NOTE 2.                                                 REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at September 30, 2005:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$45,577	5.00%
Actual	74,975	8.23
Excess over required	29,398	3.23

Risk-based capital (to risk-weighted assets):
Required	$72,255	10.00%
Actual	77,020	10.66
Excess over required	4,765	0.66

NOTE 3.                                                 EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of basic common shares outstanding for the three month periods ended September 30, 2005 and 2004 was 3,497,287 and 3,533,847, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month periods ended September 30, 2005 and 2004 was 3,582,070 and 3,604,681, respectively.

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

The Company has the option to execute a cleanup call when the total outstanding balance is at 10% or less of the original pool balance, or $5.0 million.  Based on management’s estimates, this cleanup call could be executed in the second quarter of the current fiscal year ending June 30, 2006 (“Fiscal 2006”).

Key economic assumptions used and the sensitivity of fair value of the retained interest as of September 30, 2005 are as follows:

	Retained	Servicing
	Interest	Rights
	(Dollars in Thousands)

Fair Value	$1,525	$4
Weighted average life (in years)	1.67	1.67
Prepayment speed (ABS annual rate):	20.40%	20.40%
Impact on fair value of 10% adverse change	$—	$—
Impact on fair value of 20% adverse change	(1)	—
Credit losses (annual rate):	1.13%	1.13%
Impact on fair value of 10% adverse change	$(1)	$—
Impact on fair value of 20% adverse change	(2)	—
Discount rate:	5.26%	10.00%
Impact on fair value of 10% adverse change	$(1)	$—
Impact on fair value of 20% adverse change	(3)	—

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

NOTE 5.                              INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$5,000	$—	$(28)	$4,972
Federal Home Loan Bank	6,390	31	(12)	6,409
Municipal bonds	2,698	1	(17)	2,682
Preferred Term Securities	11,019	68	—	11,087
	25,107	100	(57)	25,150

Equity securities:
FNMA	8	10	—	18
Federal Ag Mortgage	7	2	—	9
Other Investments	38	—	—	38
	53	12	—	65

Mortgage-backed securities	126,424	6	(1,685)	124,745
	$151,584	$118	$(1,742)	$149,960

	September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$2,999	$14	$—	$3,013
Federal Home Loan Bank	1,000	18	—	1,018
Municipal bonds	3,865	15	(5)	3,875
Preferred Term Securities	9,000	34	—	9,034
	16,864	81	(5)	16,940

Equity securities:
FNMA	8	17	—	25
Federal Ag Mortgage	7	2	—	9
Other Investments	—	—	—	—
	15	19	—	34

Mortgage-backed securities	95,951	154	(899)	95,206
	$112,830	$254	$(904)	$112,180

The following table presents the fair value and age of gross unrealized losses by investment category at September 30, 2005 in accordance with Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$4,972	$(28)	$—	$—	$4,972	$(28)
Federal Home Loan Bank	1,488	(12)	—	—	1,488	(12)
Municipal bonds	1,819	(9)	517	(8)	2,336	(17)
Mortgage-backed securities	75,193	(866)	47,424	(819)	122,617	(1,685)
	$83,472	$(915)	$47,941	$(827)	$131,413	$(1,742)

Management does not believe any individual unrealized losses as of September 30, 2005 represent an other-than-temporary impairment.  The unrealized losses reported for mortgage-backed securities relate to securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses are primarily attributable to changes in interest rates and as a group were less than 1.3% of its respective amortized cost basis at September 30, 2005.  The Company has the ability to hold the securities to maturity or for a time necessary to recover the amortized cost.

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

Three Months Ended September 30, 2005	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,142	$(807)	$6,335
Intersegment interest income	(298)	298	—
Provision for losses on loans and leases	(462)	—	(462)
Noninterest income	2,436	(51)	2,385
Intersegment noninterest income	(52)	52	—
Noninterest expense	(6,480)	(194)	(6,674)
Intersegment noninterest expense	1	(1)	—
Income (loss) before income taxes	$2,287	$(703)	$1,584

Total assets at September 30, 2005	$916,639	$1,279	$917,918

Three Months Ended September 30, 2004	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,155	$(615)	$6,540
Intersegment interest income	(246)	246	—
Provision for losses on loans and leases	(179)	—	(179)
Noninterest income	2,224	(26)	2,198
Intersegment noninterest income	(92)	92	—
Noninterest expense	(6,053)	(278)	(6,331)
Intersegment noninterest expense	1	(1)	—
Income (loss) before income taxes	$2,810	$(582)	$2,228

Total assets at September 30, 2004	$853,885	$3,322	$857,207

NOTE 7.                                                 DEFINED BENEFIT PLAN

The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours in a plan year.  The benefits are based on 6% of each eligible participant’s annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year treasury note rates.  The Company’s funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time.  One hundred percent vesting occurs after five years with a normal retirement age of 65.  Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended
	September 30,
	2005	2004

Service cost	$116,367	$113,535
Interest cost	91,238	91,585
Expected return on plan assets	(93,185)	(92,629)
Amortization of prior losses	—	8,297
Accretion of prior service cost	—	—
Amortization of transition asset	2,908	2,908
Total costs recognized in expense	$117,328	$123,696

The Company previously disclosed in its consolidated financial statements for Fiscal 2005, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2005, that it contributed $662,000 to fund its qualified pension plan.  During the quarter ended September 30, 2005, the Company made contributions of $610,000 to fund its qualified pension plan.  The Company anticipates no additional contributions for Fiscal 2006.

NOTE 8.                                                 SUBSEQUENT EVENTS

On July 20, 2005, the Company determined as doubtful as of June 30, 2005, certain loan participation interests in the aggregate amount of $4.12 million that the Bank owns as a participant in a loan to a certain borrower based in South Dakota.  The Bank is a participant in the loan with several other banks.  The downgrade by the Company of the loan interests to doubtful caused the loan interests to be impaired and, accordingly, a material charge for impairment with respect to the loan interests was necessary under generally accepted accounting principles.  In connection with such determination, the Company recorded a total impairment of approximately $1.75 million in provisions for loan losses as of June 30, 2005, relating to the loan interests.

On November 7, 2005, the participants in the loan, including the Bank, agreed to sell their interests in the loan to a third party.  Accordingly, the Company will record a charge of approximately $1.05 million in its second quarter of Fiscal 2006 and will reclassify the loan interests as held for sale until the completion of the sale of the loan, which is expected to occur over the next several months.

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

Executive Summary

The Company’s net income for the first quarter of Fiscal 2006 was $1.0 million, or $0.29 per diluted share, compared to $1.5 million, or $0.41 per diluted share for the first quarter of Fiscal 2005.  Return on average equity was 7.59% at September 30, 2005 compared with 11.16% at September 30, 2004.

As previously reported, the Company downgraded a $4.1 participation loan as of June 30, 2005.  A provision for loan and lease losses charge of $2.0 million, including a $1.8 million impaired loan valuation allowance, was recorded as of June 30, 2005.  On November 7, 2005, the participants in the loan, including the Bank, agreed to sell their interests in the loan to a third party.  Accordingly, the Company will record a charge of approximately $1.05 million in its second quarter of Fiscal 2006 and will reclassify the loan interests as held for sale until the completion of the sale of the loan, which is expected to occur over the next several months.  See Note 8 of the “Notes to Consolidated Financial Statements” which is included in Part I, Item 1 “Financial Statements” of this Form 10-Q for additional information.

Net interest income for the first three months ended September 30, 2005 was $6.3 million, a decrease of $205,000, or 3.1%, over the same period a year ago.  This decrease in net interest income was due to approximately $84,000 in lost income resulting from the aforementioned participation loan, $66,000 in loans placed into nonaccrual during the quarter and a decrease of $28,000 from the reduction in the Federal Home Loan Bank dividend rate.  For the three months ended September 30, 2005, average interest-earning assets increased in volume 6.3% and average interest-bearing liabilities increased in volume 6.4%.

The net interest margin for the three months ended September 30, 2005 was 3.01%, compared to 3.30% for the same period a year ago, a decline of 29 basis points.  The flattening of the treasury yield curve caused by increasing short-term rates and lagging long-term rates continued to affect the Company’s net interest margin ratio during the quarter.  The increase in interest rates for variable priced trust preferred securities tied to LIBOR caused a decrease in margin of six basis points.  Variability of the net interest margin ratio may be affected by many aspects, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.  From September 30, 2004 to September 30, 2005, the Federal Reserve increased short-term interest rates seven times at 25 basis points each, for a total increase of 175 basis points.

Total deposits at September 30, 2005 were $677.3 million, an increase of $34.3 million, or 5.3%, from September 30, 2004.  Interest expense on these deposits was $4.3 million for the quarter ended September 30, 2005, which is an increase of $1.5 million, or 55.0%, over the same period a year ago.  In-market deposits increased from $597.3 million at September 30, 2004 to $636.0 million at September 30, 2005, an increase of $38.7 million, or 6.5%.  For the same period, out-of-market deposits decreased from $45.7 million to $41.3 million, respectively.  The primary factor affecting interest expense has been money market accounts.  The volume of money market accounts increased by $10.2 million, or 4.9%, from September 30, 2004, to September 30, 2005.  Interest expense for these accounts also increased by $796,000, or 95.7%, compared to the same period in the prior fiscal year.  At September 30, 2005, approximately 74% of all money market accounts were indexed with a monthly reset, tied to the 91-day Treasury bill, compared to approximately 36% at September 30, 2004.  With the actions taken by the Federal Reserve, the 91-day Treasury bill has risen significantly from 1.70% at September 30, 2004 to 3.54% at September 30, 2005, an increase of 184 basis points.

Nonperforming assets at September 30, 2005 were $8.7 million in comparison to $2.4 million a year ago, an increase of $6.3 million or 267.9%.  The ratio of nonperforming assets to total assets increased to 0.94% at September 30, 2005, compared to 0.27% at September 30, 2004.  The allowance for loan and lease losses increased to $5.3 million at September 30, 2005 compared to $3.6 million at September 30,

2004, an increase of $1.7 million or 48.3%.  As a result of increases in nonperforming assets and the allowance for loan and lease losses, the ratio of allowance for loan and lease losses to nonperforming loans and leases decreased from 155.77% at September 30, 2004 to 62.42% at September 30, 2005.

Despite the downgrade of the participation loan, asset quality is and continues to be a primary focus for the Company.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

As publicly announced in April 2005, the Company renewed its annual stock buyback program for the period from May 1, 2005 to April 1, 2006.  During the first quarter ended September 30, 2005, the Company did not repurchase any shares, as compared to 42,700 shares repurchased during the quarter ended September 30, 2004.  Under the current stock buyback program, the Company has repurchased a total of 47,300 shares.  In October 2005, the Company announced an increase in its quarterly cash dividend, from 11.0 cents to 11.25 cents per share, resulting in an annualized increase of 2.3%.

The total risk-based capital ratio of 10.66% at September 30, 2005 is above the 10.47% at September 30, 2004, an increase of 19 basis points.  This continues to place the Bank in the “well capitalized” category within OTS regulation at September 30, 2005 and is consistent within the “well capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans and a loan securitization.

The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements.  Noninterest expense was $6.7 million for the quarter ended September 30, 2005 compared to $6.3 million at September 30, 2004, an increase of 5.4%.  Compensation and employee benefits expense accounted for an increase of $305,000 due to increases in employee compensation and net healthcare costs.  However, noninterest income was $2.4 million for the quarter ended September 30, 2005 compared to $2.2 million for the quarter ended September 30, 2004, an increase of 8.5%.  This increase was driven primarily by increasing gains on sale of single-family mortgage loans, with additional increases reported for fees on deposits and trust income.

The Company adopted FAS 123R effective as of July 1, 2005.  As a result, the Company recognized $39,000 in stock option expense for the three months ended September 30, 2005 compared to no expense recognized for stock options granted under the Company’s stock option and incentive plans for the same quarter in the prior fiscal year.  The Company also recognized $88,000 in restricted stock expense for the three months ended September 30, 2005, compared to $31,000 for the same period a year ago.

The operating efficiency ratio at September 30, 2005 was 72.41%, compared to 69.57% for the same time period a year ago, an increase of 284 basis points.  The operating efficiency ratio excludes the impact of net interest expense on the variable priced trust preferred securities.  The Company has issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings.  Net interest expense on the $27.8 million of trust preferred securities outstanding, increased to $497,000 for the first quarter ended September 30, 2005, compared to $362,000 for the same period a year ago, an increase of $135,000 or 37.3%.  The total efficiency ratio was 76.54% at September 30, 2005, compared to 72.45% for the same period a year ago, an increase of approximately 409 basis points.  It is the Company’s goal to move the operating efficiency ratio towards the 50% level over the long term.  Management believes that this can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.

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

Financial Condition Data

At September 30, 2005, the Company had total assets of $917.9 million, an increase of $20.0 million from the level at June 30, 2005.  The increase in assets was due primarily to increases in securities available for sale of $7.5 million, loans held for sale of $7.0 million and net loans and leases receivable of $2.2 million.  The increase in liabilities of $19.2 million from June 30, 2005 to September 30, 2005 was primarily due to an increase in advances from the FHLB and other borrowings of $15.6 million offset by a decrease in deposits of $3.9 million.  In addition, stockholders’ equity increased $839,000 to $54.5 million at September 30, 2005 from $53.6 million at June 30, 2005 primarily due to net income of $1.0 million.

The increase in securities available for sale of $7.5 million was primarily the result of purchases of $18.7 million exceeding sales, maturities and repayments of $10.9 million.  The purchases of $18.7 million included variable-rate, mortgage-backed securities of $12.1 million.

The increase in loans held for sale of $7.0 million was primarily due to mortgage loans held for sale increasing from $9.8 million at June 30, 2005 to $15.3 million at September 30, 2005.  Student loans held for sale increased from $400,000 at June 30, 2005 to $2.0 million at September 30, 2005.

The increase in net loans and leases receivable of $2.2 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  In addition, deferred fees and discounts decreased by $40,000.  This decrease was primarily due to decreases of $36,000 in indirect automobile loans that include prepaid dealer reserves and $30,000 for deferred fees and discounts on one-to four family residential mortgages.

Advances from the FHLB and other borrowings increased $15.6 million, which was primarily due to an increase in FHLB borrowings.  The increase in FHLB borrowings was primarily the result of a $3.9 million decrease in deposits and a $2.2 million increase in net loans and leases receivable.

The $3.9 million decrease in deposits was due to decreases in savings accounts of $18.9 million and noninterest bearing checking accounts of $7.4 million offset by increases in money market accounts of $10.7 million, in-market certificates of deposit of $6.9 million, out-of-market certificates of deposit of $4.5 million and interest bearing checking accounts of $295,000.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts at the dates indicated.

	At September 30, 2005		At June 30, 2005
		Percent of		Percent of
		Loans in		Loans in
	Amount	Each Category	Amount	Each Category
	(Dollars in Thousands)

One-to four-family (1)	$93,894	13.84%	$96,496	14.28%
Commercial business and real estate (2)	216,280	31.89%	223,638	33.10%
Multi-family real estate	34,047	5.02%	34,123	5.05%
Equipment finance leases	35,647	5.26%	33,170	4.91%
Consumer Direct (3) (4)	113,378	16.72%	111,210	16.46%
Consumer Indirect	94,713	13.97%	93,984	13.91%
Agricultural	78,709	11.61%	74,010	10.95%
Construction and development	11,456	1.69%	9,026	1.34%
Total Loans and Leases Receivable (5)	$678,124	100.00%	$675,657	100.00%

(1) Excludes $15,336 and $9,838 loans held for sale at September 30, 2005 and June 30, 2005, respectively.

(2) Includes $3,563 tax exempt leases at September 30, 2005.

(3) Includes mobile home loans.

(4) Excludes $1,929 and $400 student loans held for sale at September 30, 2005 and June 30, 2005, respectively.

(5) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

	At September 30, 2005		At June 30, 2005
		Percent of		Percent of
		Deposits in		Deposits in
	Amount	Each Category	Amount	Each Category
	(Dollars in Thousands)

Noninterest bearing checking accounts	$78,324	11.57%	$85,705	12.58%
Interest bearing accounts	50,415	7.44%	50,120	7.36%
Money market accounts	219,807	32.45%	209,116	30.70%
Savings accounts	44,342	6.55%	63,235	9.28%
Certificates of deposit	284,403	41.99%	273,040	40.08%
Total Deposits	$677,291	100.00%	$681,216	100.00%

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

Rate/Volume Analysis of Net Interest Income

	THREE MONTHS ENDED SEPTEMBER 30,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$684,378	$11,121	6.45%	$663,500	$9,734	5.82%
Investment securities (2) (3)	143,812	1,343	3.70%	116,655	921	3.13%
FHLB stock	6,976	8	0.45%	5,879	35	2.36%

Total interest-earning assets	835,166	$12,472	5.92%	786,034	$10,690	5.40%
Noninterest-earning assets	66,235			64,867
Total assets	$901,401			$850,901

Interest-bearing liabilities:
Deposits:
Checking and money market	$268,858	$1,787	2.64%	$260,029	$895	1.37%
Savings	51,284	240	1.86%	50,912	106	0.83%
Certificates of deposit	281,467	2,269	3.20%	263,435	1,770	2.67%
Total interest-bearing deposits	601,609	4,296	2.83%	574,376	2,771	1.91%
FHLB advances and other borrowings	124,328	1,329	4.24%	106,367	1,006	3.75%
Subordinated debentures payable to trusts	27,837	512	7.30%	27,837	373	5.32%
Total interest-bearing liabilities	753,774	6,137	3.23%	708,580	4,150	2.32%
Noninterest-bearing deposits	75,257			70,806
Other liabilities	18,460			19,166
Total liabilities	847,491			798,552
Equity	53,910			52,349
Total liabilities and equity	$901,401			$850,901

Net interest income; interest rate spread (4)		$6,335	2.69%		$6,540	3.08%

Net interest margin (4) (5)			3.01%			3.30%

Net interest margin, FTE (6)			3.05%			3.33%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the three months ended September 30, 2005 and September 30, 2004 have been annualized.

(5)  Net interest margin is net interest income divided by average interest-earning assets.

(6)  Net interest margin expressed on a fully taxable equivalent basis.

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

	Three Months Ended September 30,
	2005 vs 2004
		Increase
	Increase	(Decrease)	Total
	Due to	Due to	Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$306	$1,081	$1,387
Investment securities (2)	214	208	422
FHLB stock	7	(34)	(27)

Total interest-earning assets	$527	$1,255	$1,782

Interest-bearing liabilities:
Deposits:
Checking and money market	$30	$862	$892
Savings	1	133	134
Certificates of deposit	121	378	499
Total interest-bearing deposits	152	1,373	1,525
FHLB advances and other borrowings	170	153	323
Subordinated debentures payable to trusts	—	139	139

Total interest-bearing liabilities	$322	$1,665	$1,987

Net interest income increase			$(205)

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

Due to the substantial decline in interest rates over the last several fiscal years, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at September 30, 2005.

Retained Interest from Securitization – The Company recorded an asset as a result of the automobile securitization.  See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” which is included in Part I, Item I “Financial Statements” of this Form 10-Q.  This asset is recorded based on present value concepts of future expected cash flows.  The assumptions used to calculate the initial retained interest value and subsequent assumptions are based on the best information available.  The value of the retained interest may change significantly if actual cash flows differ from expected cash flows.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $8.6 million at September 30, 2005 from $7.0 million at June 30, 2005, an increase of $1.6 million, or 23.5%.  Accruing loans and leases delinquent more than 90 days increased $1.0 million to $2.6 million at September 30, 2005 compared to $1.6 million at June 30, 2005.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.94% at September 30, 2005 from 0.78% at June 30, 2005.

Nonaccruing loans and leases increased 10.8%, or $574,000, to $5.9 million at September 30, 2005 compared to $5.3 million at June 30, 2005.  Included in nonaccruing loans and leases at September 30, 2005 were four loans totaling $261,000 secured by one- to four-family real estate, 11 loans totaling $4.2 million secured by commercial business, six leases totaling $171,000, 37 consumer loans totaling $469,000 and three agriculture loans totaling $750,000.

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

As of September 30, 2005, the Company had $148,000 of foreclosed assets.  The balance of foreclosed assets at September 30, 2005 consisted of $1,000 of single-family collateral owned, $33,000 in equipment finance leases and $114,000 of consumer collateral owned.

At September 30, 2005, the Company had designated $10.3 million of its assets as special mention and classified $1.8 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At September 30, 2005 the Company had $23.7 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $4.2 million were classified as of September 30, 2005.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the September 30, 2005 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at September 30, 2005 will be adequate in the future.

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

	Nonperforming Assets As Of
	September 30,	June 30,
	2005	2005
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$261	$263
Commercial real estate	—	70
Commercial business	4,245	4,518
Equipment finance leases	171	130
Consumer (1)	469	341
Agricultural	750	—
Total	5,896	5,322

Accruing loans and leases delinquent more than 90 days:
One- to four-family	266	98
Commercial real estate	627	292
Commercial business	1,164	1,052
Equipment finance leases	202	71
Consumer (1)	2	—
Agricultural	367	96
Total	2,628	1,609

Foreclosed assets: (2)
One- to four-family	1	39
Equipment finance leases	33	—
Consumer (1)	114	50
Total	148	89

Total nonperforming assets	$8,672	$7,020

Ratio of nonperforming assets to total assets	0.94%	0.78%

Ratio of nonperforming loans and leases to total loans and leases (3) (4)	1.23%	1.01%

(1) Includes mobile home loans.

(2) Total foreclosed assets do not include land or other real estate owned held for sale.

(3) Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(4) Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Three Months Ended September 30,
	2005	2004
	(Dollars in Thousands)

Balance at beginning of period	$5,076	$3,605
Charge-offs:
One- to four-family	(1)	—
Commercial business	(2)	(18)
Equipment finance leases	(6)	(4)
Consumer (1)	(267)	(282)
Agriculture	—	(14)
Total charge-offs	(276)	(318)

Recoveries:
One- to four-family	1	—
Commercial real estate	—	—
Commercial business	—	2
Equipment finance leases	6	1
Consumer (1)	52	51
Agriculture	—	69
Total recoveries	59	123

Net (charge-offs)	(217)	(195)

Additions charged to operations	462	179

Balance at end of period	$5,321	$3,589

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.03)%	(0.03)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (2)	0.77%	0.53%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (3)	62.42%	155.77%

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

	FASB 5	FASB 114	FASB 5	FASB 114
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan Type	At September 30, 2005		At June 30, 2005
	(Dollars in Thousands)

One- to four-family	$187	$—	$186	$—
Commercial real estate	247	—	200	—
Multi-family real estate	68	—	61	—
Commercial business	751	1,750	844	1,750
Equipment finance leases	430	—	359	—
Consumer (1)	1,472	—	1,343	—
Agricultural	416	—	333	—

Total	$3,571	$1,750	$3,326	$1,750

(1) Includes mobile home loans.

FASB 114 Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan Type	At September 30, 2005			At June 30, 2005
	(Dollars in Thousands)			(Dollars in Thousands)

Commercial business	4	$4,175	$1,750	4	$4,152	$1,750
Total	4	$4,175	$1,750	4	$4,152	1,750

The allowance for loan and lease losses was $5.3 million at September 30, 2005 as compared to $3.6 million at September 30, 2004.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.77% at September 30, 2005 compared to 0.53% at September 30, 2004.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended September 30, 2005 and September 30, 2004

General.  The Company’s net income was $1.0 million, or $0.29 for both basic and diluted earnings per share for the three months ended September 30, 2005, a $437,000 decrease in earnings compared to $1.5 million, or $0.41 for both basic and diluted earnings per share for the same period in the prior fiscal year.  For the three months ended September 30, 2005, the return on average equity was 7.59%, a 32.0% decrease compared to 11.16% for the same period in the prior fiscal year.  For the three months ended September 30, 2005, the return on average assets was 0.45%, a 34.8% decrease compared to 0.69% for the same period in the prior fiscal year.  As discussed in more detail below, the decreases were due to a variety of key factors, including a decrease in net interest income of $205,000 and increases in provision for losses on loans and leases of $283,000 and noninterest expense of $343,000 offset by an increase in noninterest income of $187,000 and a decrease in income tax expense of $207,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $12.5 million for the three months ended September 30, 2005 as compared to $10.7 million for the same period in the prior fiscal year, an increase of $1.8 million or 16.7%.  A $1.1 million increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 5.82% for the three months ended September 30, 2004 to 6.45% for the three months ended September 30, 2005 and a $306,000 increase in interest, dividend and loan fee income was due to a 3.1% increase in the average volume of loans and leases receivable. The average yield on total interest-earning assets was 5.92% for the three months ended September 30, 2005 as compared to 5.40% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $6.1 million for the three months ended September 30, 2005 as compared to $4.2 million for the same period in the prior fiscal year, an increase of $2.0 million or 47.9%.  A $1.4 million increase in interest expense was the result of an increase in average yield on interest-bearing deposits from 1.91% for the three months ended September 30, 2004 to 2.83% for the three months ended September 30, 2005.  A $170,000 increase in interest expense was the result of a 16.9% increase in the average balance of FHLB advances and other borrowings and a $153,000 increase in interest expense was a result of the average yield on FHLB advances and other borrowings increasing from 3.75% for the three months ended September 30, 2004 to 4.24% for the three months ended September 30, 2005.  An increase of $1.7 million in interest expense was the result of an increase in the average yield on interest bearing liabilities from 2.32% for the three months ended September 30, 2004 to 3.23% for the three months ended September 30, 2005.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2005 decreased $205,000, or 3.2%, to $6.3 million compared to $6.5 million for the same period in the prior fiscal year.  The decrease in net interest income was due primarily to an increase in the average yield on interest bearing liabilities for the three months ended September 30, 2005 compared to the same period in the prior fiscal year offset by an increase in the average yield on interest earning assets for the three months ended September 30, 2005 compared to the same period in the prior fiscal year.  The Company’s net interest margin was 3.01% for the first quarter of Fiscal 2006 as compared to 3.30% for the same period in the prior fiscal year.

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

During the three months ended September 30, 2005, the Company recorded a provision for losses on loans and leases of $462,000 compared to $179,000 for the three months ended September 30, 2004, an increase of $283,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $2.4 million for the three months ended September 30, 2005 as compared to $2.2 million for the same period in the prior fiscal year, an increase of $187,000 or 8.5%.  The increase in noninterest income was due primarily to increases in net gain on sale of loans of $153,000, fees on deposits of $56,000 and trust income of $36,000 offset by a decrease in loan servicing income of $60,000.

Net gain on sale of loans was $255,000 for the three months ended September 30, 2005 as compared to $102,000 for the same period in the prior fiscal year, an increase of $153,000 or 150.0%.  The increase was primarily due to an increase in residential mortgage loan production of 45.3% in dollar volume for the three months ended September 30, 2005 as compared to the same period in the prior fiscal year.

Fees on deposits increased $56,000 primarily due to an increase in fees collected on point-of-sale purchases by customers.  The remaining increase in fees on deposits is comprised of various other deposit fee income.

Trust income increased $36,000 primarily due to assets under management increasing from $87.7 million to $103.7 million.

Loan servicing income decreased $60,000 from $372,000 for the three months ended September 30, 2004 to $312,000 for the three months ended September 30, 2005 primarily due to a decrease in the number of loans serviced by the Bank.

Noninterest Expense.  Noninterest expense was $6.7 million for the three months ended September 30, 2005 as compared to $6.3 million for the three months ended September 30, 2004.  The increase in noninterest expense was primarily due to increases in compensation and employee benefits $305,000 and other noninterest expense of $41,000.

Compensation and employee benefits increased $305,000, or 7.6%, to $4.3 million for the three months ended September 30, 2005 as compared to $4.0 million for the three months ended September 30, 2004.  Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company’s self-insured health plan were $419,000 for the three months ended September 30, 2005, an increase of $38,000, or 9.1% compared to the prior fiscal year.  In addition, compensation and employee benefits increased $49,000 for training and tuition expenses with the remainder of the increase being primarily due to merit increases, bonuses and additional staffing over the prior year.

Other noninterest expense increased $41,000 for the three months ended September 30, 2005 compared to the same period in the prior fiscal year primarily due to increases in computer service expense and freight and courier expense.

Income tax expense.  The Company’s income tax expense for the three months ended September 30, 2005 decreased $207,000 or 27.0% to $561,000 compared to $768,000 for the same period in the prior fiscal year.  The effective tax rate was 35.4% and 34.5% for the three months ended September 30, 2005 and September 30, 2004, respectively.  The increase in the effective tax rate for the quarter was the result of an increase in the expected effective tax rate for Fiscal 2005 due to permanent tax differences.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At September 30, 2005, the Bank had outstanding commitments to originate residential mortgage loans of $28.1 million, commercial real estate loans of $7.4 million and commercial business loans of $1.9 million.  In addition, the Bank had outstanding commitments to sell residential mortgage loans of $25.1 million and consumer student loans of $1.9 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to funding for use in liquidity management.  At September 30, 2005, the Bank had no commitments to purchase or sell securities available for sale.

The growth in indirect lending has provided securitization opportunities in the capital markets.  On January 31, 2003, the Bank sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  The proceeds were used in part to continue to service the demand of the Bank’s dealer network.  The securitization is a source of funds at a rate lower than other sources of funds, which reduces the Bank’s capital requirements and the credit risk from the loans sold.  See Note 4 of the “Notes to Consolidated Financial Statements” which is included in Part I, Item 1 “Financial Statements” of this Form 10-Q for additional information on the consumer automobile securitization.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank currently has two unsecured lines of federal funds totaling $25.0 million with correspondent banks.  There were no funds drawn on either line of credit at September 30, 2005.  Additionally, as of September 30, 2005, the Bank had $40.0 million in out-of-market certificates of deposit and $701,000 in out-of-market money market accounts.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

The Company currently has in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2005 may be acquired through April 30, 2006.  As of September 30, 2005, a total of 47,300 shares of common stock have been purchased pursuant to the current program, all of which were purchased during May and June 2005.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at September 30, 2005, the Bank met all current capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.23% at September 30, 2005.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 10.66% at September 30, 2005.

Off-Balance Sheet Financing Arrangements

During the fiscal year ended June 30, 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Automobile Securitization Trust.  The outstanding balance of the securitized automobile loans was $5.0 million at September 30, 2005.  As part of the sales transaction, the Bank retains servicing responsibilities and a retained interest in the receivables, which is subordinated to third party investors’ interests.  The receivables were sold without legal recourse.  The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing.  It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank access to the national capital markets.  See Note 4 of the “Notes to Consolidated Financial Statements” which is included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further detail.

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

Recent Accounting Pronouncements

In December 2005, FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all companies to measure compensation costs for all share-based payments (including stock options) at fair value.  The Company adopted SFAS No. 123R effective as of July 1, 2005.

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation costs is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure.  The Company adopted the Black-Scholes option-pricing model and the modified prospective method.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

In an attempt to manage its exposure to change in interest rates, management monitors the Company’s interest rate risk.  The Company’s Asset-Liability Committee meets periodically to review the Company’s interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank’s securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board ‘s objectives in the most effective manner.  In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods.  Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.  The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk although it may in the future, if necessary, to manage interest rate risk.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the NPV estimate indicates an increase in net value.  The converse situation can also be expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at June 30, 2005 (the most recent report available) and September 30, 2004, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or –100 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 and –300 NPV were not estimated by the OTS.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 or that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2005 changed significantly when compared to June 30, 2005.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2005” and “Selected Asset and Liability Price Tables as of September 30, 2004”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

June 30, 2005
Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent
(Dollars in thousands)
Basis Points
+300	$93,517	$(10,726)	(10)%
+200	99,208	(5,035)	(5)
+100	102,459	(1,784)	(2)
—	104,243	—	—
-100	101,818	(2,425)	(2)
-100	94,213	(10,031)	(10)

September 30, 2004
Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent
(Dollars in thousands)
Basis Points
+300	$101,515	$(9,951)	(9)%
+200	106,605	(4,861)	(4)
+100	110,164	(1,301)	(1)
—	111,465	—	—
-100	108,310	(3,156)	(3)

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended September 30, 2005.

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
July 1 - 31, 2005	0	$0.00	0	303,614
August 1 - 31, 2005	0	$0.00	0	303,614
September 1 - 30, 2005	0	$0.00	0	303,614

1st Quarter Total	0	$0.00	0

The Company currently has in effect stock buyback program, which was publicly announced on April 25, 2005 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2005, which equals 350,914 shares, may be acquired through April 30, 2006.  As of September 30, 2005, a total of 47,300 shares of common stock have been purchased pursuant to the program, all of which were purchased in the open market during the May and June 2005.

Item 3.                                   Defaults upon Senior Securities

None

Item 4.                                   Submission of Matters to a Vote of Security Holders

None

Item 5.                                   Other Information

None

Item 6.                                   Exhibits

Regulation S-K Exhibit Number	Document

10.1	Home Federal Bank Short-Term Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005).
10.2

Home Federal Bank Third Amended and Restated Long-Term Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005).

10.3	Form of Stock Option Agreement (incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2005).
10.4	Form of Restricted Stock Agreement (incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2005).
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HF FINANCIAL CORP.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.

(Registrant)

Date:	November 10, 2005	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2005	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number

31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002