Form 10-Q
period 2005-12-31
HF FINANCIAL CORP
filed 2006-02-10
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2005

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐	NON-ACCELERATED FILER ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 9, 2006 there were 3,577,931 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value per share.

HF FINANCIAL CORP.

Form 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Consolidated Statements of Financial Condition As of December 31, 2005 and June 30, 2005

Consolidated Statements of Income for the Three Months and Six Months Ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Form 10-Q	Signature Page

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	December 31, 2005	June 30, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$22,740	$18,248
Securities available for sale	148,564	142,429
Federal Home Loan Bank stock	6,645	7,699
Loans held for sale	13,800	10,238
Loans and leases receivable	695,433	675,657
Allowance for loan and lease losses	(5,174)	(5,076)
Net loans and leases receivable	690,259	670,581

Accrued interest receivable	6,675	5,087
Office properties and equipment, net of accumulated depreciation	13,741	12,978
Foreclosed real estate and other properties	141	1,387
Cash value of life insurance	12,772	12,530
Servicing rights	5,595	5,211
Goodwill, net	4,951	4,951
Other assets	8,181	6,535
Total assets	$934,064	$897,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$725,711	$681,216
Advances from Federal Home Loan Bank and other borrowings	107,480	119,664
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	6,933	6,446
Accrued expenses and other liabilities	11,090	9,076
Total liabilities	879,051	844,239

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,553,597 and 5,462,066 shares issued at December 31, 2005 and June 30, 2005, respectively	55	55
Common stock subscribed for but not issued, 66,644 shares at June 30, 2005	—	1,266
Additional paid-in capital	18,904	19,190
Retained earnings, substantially restricted	66,803	65,267
Deferred compensation	—	(2,140)
Accumulated other comprehensive income (loss), net of related deferred tax effect	(1,582)	(836)
Less cost of treasury stock, 1,977,836 and 1,977,836 shares at December 31, 2005 and June 30, 2005, respectively	(29,167)	(29,167)
Total stockholders’ equity	55,013	53,635
Total liabilities and stockholders’ equity	$934,064	$897,874

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Interest, dividend and loan fee income:
Loans and leases receivable	$11,593	$10,204	$22,714	$19,938
Investment securities and interest-earning deposits	1,550	1,045	2,901	2,001
	13,143	11,249	25,615	21,939
Interest expense:
Deposits	4,793	2,941	9,089	5,712
Advances from Federal Home Loan Bank and other borrowings	1,957	1,504	3,798	2,883
	6,750	4,445	12,887	8,595
Net interest income	6,393	6,804	12,728	13,344

Provision for losses on loans and leases	3,630	196	4,092	375

Net interest income after provision for losses on loans and leases	2,763	6,608	8,636	12,969

Noninterest income:
Gain on sale of land, net	3,557	—	3,557	—
Fees on deposits	1,170	1,127	2,346	2,247
Loan servicing income	309	409	621	781
Gain on sale of loans, net	219	234	474	336
Trust income	200	172	395	331
Gain on sale of securities, net	—	—	—	13
Other	534	397	981	829
	5,989	2,339	8,374	4,537
Noninterest expense:
Compensation and employee benefits	4,212	4,129	8,515	8,127
Occupancy and equipment	829	766	1,609	1,549
Other	1,651	1,544	3,242	3,094
	6,692	6,439	13,366	12,770

Income before income taxes	2,060	2,508	3,644	4,736

Income tax expense	761	860	1,322	1,628

Net income	$1,299	$1,648	$2,322	$3,108

Comprehensive income	$715	$1,401	$1,576	$3,826
Cash dividends declared per share	$0.1125	$0.1100	$0.2225	$0.2175

Earnings per share:
Basic	$0.36	$0.46	$0.66	$0.88
Diluted	$0.36	$0.45	$0.64	$0.86

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net income	$2,322	$3,108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	4,092	375
Depreciation	738	708
Amortization of discounts and premiums on securities and other	1,030	757
Stock based compensation	292	216
Deferred income taxes (credits)	(985)	523
Loans originated for resale	(55,716)	(42,923)
Proceeds from the sale of loans	54,900	41,276
(Gain) on sale of loans, net	(474)	(336)
Realized (gain) on sale of securities, net	—	(13)
(Gain) on sale of land	(3,557)	—
Losses and provision for losses on sales of foreclosed real estate and other properties, net	21	21
Loss on disposal of office properties and equipment, net	20	7
Change in other assets and liabilities	(1,640)	(1,333)
Net cash provided by operating activities	1,043	2,386

Cash flows from investing activities
Loans and leases purchased	—	(5,763)
Loans and leases originated and held	(200,612)	(123,471)
Principal collected on loans and leases	175,857	123,939
Proceeds from sale of land	4,863	—
Securities available for sale:
Sales and maturities and repayments	24,005	30,376
Purchases	(31,955)	(21,791)
Purchase of Federal Home Loan Bank stock	(2,015)	(2,539)
Redemption of Federal Home Loan Bank stock	3,069	1,726
Proceeds from sale of office properties and equipment	2	1
Purchase of office properties and equipment	(1,523)	(612)
Purchase of servicing rights	(689)	(585)
Proceeds from sale of foreclosed real estate and other properties, net	139	361
Net cash provided by (used in) investing activities	(28,859)	1,642

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2005	2004

Cash flows from financing activities
Net increase (decrease) in deposit accounts	$44,495	$(9,373)
Proceeds of advances from Federal Home Loan Bank and other borrowings	260,083	327,713
Payments on advances from Federal Home Loan Bank and other borrowings	(272,267)	(320,210)
Increase in advances by borrowers	487	375
Purchase of treasury stock	—	(836)
Proceeds from issuance of common stock	296	242
Cash dividends paid	(786)	(772)
Net cash provided by (used in) financing activities	32,308	(2,861)

Increase in cash and cash equivalents	4,492	1,167

Cash and cash equivalents
Beginning	18,248	20,474
Ending	$22,740	$21,641

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$11,931	$8,591
Cash payments for income and franchise taxes, net	1,772	1,218

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Six Months Ended December 31, 2005 and 2004

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three and six months ended December 31, 2004.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net income, as reported (1)	$1,299	$1,648	$2,322	$3,108
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects		66		97
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (2)		(129)		(201)
Pro forma net income	$1,299	$1,585	$2,322	$3,004

Basic earnings per share:
As reported	$0.36	$0.46	$0.66	$0.88
Pro forma		0.45		0.85

Diluted earnings per share:
As reported	0.36	0.45	0.64	0.86
Pro forma		0.43		0.83

(1)          Includes expense related to stock-based employee compensation for the three and six months ended December 31, 2005 due to the adoption of SFAS No. 123R.

(2)          Includes expense related to restricted stock reported in net income.

NOTE 2.          REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at December 31, 2005:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$46,423	5.00%
Actual	73,876	7.96
Excess over required	27,453	2.96

Risk-based capital (to risk-weighted assets):
Required	$74,146	10.00%
Actual	79,050	10.66
Excess over required	4,904	0.66

NOTE 3.          EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of basic common shares outstanding for the three months ended December 31, 2005 and 2004 was 3,574,272 and 3,553,354, respectively.  The weighted average number of basic common shares outstanding for the six months ended December 31, 2005 and 2004 was 3,535,780 and 3,543,600, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended December 31, 2005 and 2004 was 3,650,287 and 3,649,299, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the six months ended December 31, 2005 and 2004 was 3,615,537 and 3,624,589, respectively.

 NOTE 4.         CONSUMER AUTOMOBILE LOAN SECURITIZATION

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50.0 million through HFSC and Home Federal Automobile Securitization Trust 2003-A (“Automobile Securitization Trust”).  As part of the sales transaction, the Bank retained servicing responsibilities.  In addition, the Bank retained the rights to cash flows remaining after investors in the Automobile Securitization Trust have received their contractual payments and has pledged a $1.5 million reserve fund to the Automobile Securitization Trust.  These retained interests are subordinated to investors’ interests.  The investors and Automobile Securitization Trust have no recourse to the Bank’s other assets for failure of debtors to pay when due.  The pass through rate to investors is 2.65%.

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

The Company had the option to execute a cleanup call when the total outstanding balance was at 10% or less of the original pool balance, or $5.0 million.  On November 9, 2005, the Bank exercised its option to execute a cleanup call by purchasing the outstanding principal balances of the securitized motor vehicle installment loans.

NOTE 5.          INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$7,955	$2	$(73)	$7,884
Federal Home Loan Bank	8,966	6	(83)	8,889
Municipal bonds	2,287	—	(21)	2,266
Preferred Term Securities	11,019	68	—	11,087
	30,227	76	(177)	30,126

Equity securities:
FNMA	8	11	—	19
Federal Ag Mortgage	7	4	—	11
Other Investments	39	—	—	39
	54	15	—	69

Mortgage-backed securities	120,834	6	(2,471)	118,369
	$151,115	$97	$(2,648)	$148,564

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$3,000	$8	$—	$3,008
Federal Home Loan Bank	2,500	4	—	2,504
Municipal bonds	3,541	3	(10)	3,534
Preferred Term Securities	9,000	34	—	9,034
	18,041	49	(10)	18,080

Equity securities:
FNMA	8	20	—	28
Federal Ag Mortgage	7	2	—	9
Other Investments	25	—	—	25
	40	22	—	62

Mortgage-backed securities	97,759	57	(1,153)	96,663
	$115,840	$128	$(1,163)	$114,805

The following table presents the fair value and age of gross unrealized losses by investment category at December 31, 2005 in accordance with Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$4,496	$(49)	$1,976	$(24)	$6,472	$(73)
Federal Home Loan Bank	7,442	(83)	—	—	7,442	(83)
Municipal bonds	1,333	(9)	933	(12)	2,266	(21)
Mortgage-backed securities	65,929	(1,245)	50,409	(1,226)	116,338	(2,471)
	$79,200	$(1,386)	$53,318	$(1,262)	$132,518	$(2,648)

Management does not believe any individual unrealized losses as of December 31, 2005 represent an other-than-temporary impairment.  The unrealized losses reported for mortgage-backed securities relate to securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses are primarily attributable to changes in interest rates and as a group were less than 2.0% of its respective amortized cost basis at December 31, 2005.  The Company has the ability to hold the securities to maturity or for a time necessary to recover the amortized cost.

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

Three Months Ended December 31, 2005	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,222	$(829)	$6,393
Intersegment interest income	(301)	301	—
Provision for losses on loans and leases	(3,630)	—	(3,630)
Noninterest income	2,400	3,589	5,989
Intersegment noninterest income	(50)	50	—
Noninterest expense	(6,497)	(195)	(6,692)
Intersegment noninterest expense	8	(8)	—
Income (loss) from continuing operations before income taxes	$(848)	$2,908	$2,060

Total assets at Decmeber 31, 2005	$932,299	$1,765	$934,064

Three Months Ended December 31, 2004	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,487	$(683)	$6,804
Intersegment interest income	(288)	288	—
Provision for losses on loans and leases	(196)	—	(196)
Noninterest income	2,375	(36)	2,339
Intersegment noninterest income	(80)	80	—
Noninterest expense	(6,167)	(272)	(6,439)
Intersegment noninterest expense	1	(1)	—
Income (loss) from continuing operations before income taxes	$3,132	$(624)	$2,508

Total assets at December 31, 2004	$845,102	$3,754	$848,856

Six Months Ended December 31, 2005	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$14,364	$(1,636)	$12,728
Intersegment interest income	(599)	599	—
Provision for losses on loans and leases	(4,092)	—	(4,092)
Noninterest income	4,836	3,538	8,374
Intersegment noninterest income	(102)	102	—
Noninterest expense	(12,977)	(389)	(13,366)
Intersegment noninterest expense	9	(9)	—
Income (loss) before income taxes	$1,439	$2,205	$3,644

Total assets at December 31, 2005	$932,299	$1,765	$934,064

Six Months Ended December 31, 2004	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$14,642	$(1,298)	$13,344
Intersegment interest income	(534)	534	—
Provision for losses on loans and leases	(375)	—	(375)
Noninterest income	4,599	(62)	4,537
Intersegment noninterest income	(172)	172	—
Noninterest expense	(12,220)	(550)	(12,770)
Intersegment noninterest expense	2	(2)	—
Income (loss) before income taxes	$5,942	$(1,206)	$4,736

Total assets at December 31, 2004	$845,102	$3,754	$848,856

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Service cost	$116,367	$113,536	$232,734	$227,071
Interest cost	91,238	91,584	182,476	183,169
Expected return on plan assets	(93,185)	(92,629)	(186,370)	(185,258)
Amortization of prior losses	—	8,297	—	16,594
Accretion of prior service cost	—	—	—	—
Amortization of transition asset	2,907	2,907	5,815	5,815
Total costs recognized in expense	$117,327	$123,695	$234,655	$247,391

The Company previously disclosed in its consolidated financial statements for Fiscal 2005, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2005, that it contributed $662,000 to fund its qualified pension plan.  During the first quarter ended September 30, 2005, the Company made contributions of $610,000 to fund its qualified pension plan.  The Company anticipates no additional contributions for the fiscal year ending June 30, 2006 (“Fiscal 2006”).

NOTE 8.          SELF-INSURED HEALTHCARE PLAN

The Company has had a self-insured health plan for its employees, subject to certain limits, since January 1994.  The Bank is named the plan administrator for this plan and has retained the services of an independent third party administrator to process claims and handle other duties for this plan.  The third party administrator does not assume liability for benefits payable under this plan.

The Company assumes the responsibility for funding the plan benefits out of general assets, however employees cover some of the costs of covered benefits through contributions, deductibles, co-pays and participation amounts.  An employee is eligible for coverage upon completion of 30 calendar days of regular employment.  The plan, which is on a calendar year basis, is intended to comply with, and be governed by, the Employee Retirement Income Security Act of 1974, as amended.

Total net healthcare costs are inclusive of health claims expenses and administration fees offset by stop loss and employee reimbursement.  Reported below is a summary of net healthcare costs by quarter for the fiscal years ended June 30, 2003, 2004, 2005 and 2006.

	Fiscal Years Ended June 30,
	2006	2005	2004	2003
	(Dollars in Thousands)

Quarter ended September 30	$419	$381	$594	$307
Quarter ended December 31	409	213	273	538
Quarter ended March 31		379	678	204
Quarter ended June 30		282	244	780
Net healthcare costs	$828	$1,255	$1,789	$1,829

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

Executive Summary

The Company’s net income for the second quarter of Fiscal 2006 was $1.3 million, or $0.36 per diluted share, compared to $1.6 million, or $0.45 per diluted share, for the second quarter of Fiscal 2005.  For the first six months of Fiscal 2006, net income was $2.3 million, or $0.64 per diluted share, compared to $3.1 million, or $0.86 per diluted share, for the first six months of Fiscal 2005.  Return on average equity was 8.59% at December 31, 2005 compared to 11.72% at December 31, 2004.

As previously reported, the Company closed on a $4.9 million land sale transaction in December 2005.  The gain on sale recognized was $3.6 million, which increased diluted earnings per share by $0.65.

As previously announced, the Company downgraded a $4.1 million participation loan as of June 30, 2005.  A provision for loan and lease losses charge of $2.0 million, including a $1.75 million impaired loan valuation allowance, was recorded as of June 30, 2005.  On November 7, 2005, the participants in the loan, including the Bank, agreed to sell their interests in the loan to a third party.  Accordingly, the Company recorded a charge of approximately $1.47 million in its second quarter of Fiscal 2006.  Part of the loan relationship related to customer receivables was reclassified as held for sale until the completion of the sale of the loan, which occurred on December 23, 2005.  Due to the intraquarter information being updated at the time of the sale, the Company took the additional $418,000 as a provision and charge-off to the allowance for loan and lease losses.  The effect of the additional provision was to lower diluted earnings per share by $0.25.

The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.  The allowance for loan and lease losses increased to $5.2 million at December 31, 2005, compared to $3.5 million at December 31, 2004, an increase of $1.7 million or 47.2%.  The ratio of allowance for loan and lease losses to total loans and leases was 0.73% as of December 31, 2005 compared to 0.53% at December 31, 2004.  Total nonperforming assets at December 31, 2005 were $4.6 million as compared to $3.5 million a year ago, an increase of $1.1 million or 31.4%.  The ratio of nonperforming assets to total assets increased to 0.50% at December 31, 2005, compared to 0.41% at December 31, 2004.

The net interest margin for the three months ended December 31, 2005 was 2.98%, compared to 3.41% for the same period a year ago.  For the first six months of Fiscal 2006, the net interest margin was 3.00%, compared to 3.36% for the same period a year ago.  The flattening of the treasury yield curve caused by increasing short-term rates and lagging long-term rates continued to affect the Company’s net interest margin ratio during the quarter.  Variability of the net interest margin ratio may be affected by many aspects, including Federal Reserve policies for short-term interest rates, competitive and global economic factors and customer preferences for various products and services.  From December 31, 2004 to December 31, 2005, the Federal Reserve increased short-term interest rates eight times at 25 basis points each, for a total increase of 200 basis points.

Net interest margin in dollars for the first six months of Fiscal 2006 was $12.7 million, which decreased by $616,000, or 4.6%, over the same period a year ago.  Net interest margin in dollars decreased $411,000, or 6.0%, to $6.4 million for the three months ended December 31, 2005 from $6.8 million for same period in the prior fiscal year.  The change in net interest margin in dollars for the three and six months ended December 31, 2005 as compared to the same period a year ago was due in large part to the recent increases in the national prime rate.  The national prime rate has increased steadily in increments of 25 basis points each, from 4.00% at June 30, 2004 to 7.25% at December 31, 2005.  In addition, the Company’s average interest-earning assets in volume through the first six months of Fiscal 2006 have increased 6.9% from the same period a year ago.  For the same time period, average interest-bearing liabilities increased in volume by 7.1%.

Total deposits at December 31, 2005 were $725.7 million, an increase of $76.4 million, or 11.8%, from December 31, 2004.  Interest expense on these deposits was $9.1 million for the six months ended December 31, 2005, an increase of $3.4 million, or 59.1%, over the same period a year ago.  In-market deposits increased from $629.9 million at December 31, 2004 to $685.9 million at December 31, 2005, an increase of $56.0 million, or 8.9%.  For the same period, out-of-market deposits increased from $19.5 million to $39.9 million, respectively.  The primary factor affecting interest expense has been money market accounts.  The volume of money market accounts increased by $22.9 million, or 11.0%, from December 31, 2004, to December 31, 2005.  Interest expense for these accounts, which are primarily indexed to the 91-day Treasury bill, also increased by $1.6 million, or 88.9%, compared to the same period in the prior fiscal year.  With the actions taken by the Federal Reserve, the 91-day Treasury bill has risen significantly from 2.21% at December 31, 2004 to 4.11% at December 31, 2005, an increase of 190 basis points.

In October 2005, the Company announced an increase in its quarterly cash dividend, from 11.0 cents per share to 11.25 cents per share, resulting in an annualized increase of 2.3%.

The total risk-based capital ratio of 10.66% at December 31, 2005 is below the 10.91% at December 31, 2004, a decrease of 25 basis points.  Despite the decrease, this ratio remains the same from the end of Fiscal 2005 and the first quarter of Fiscal 2006.  This performance continues to place the Bank in the “well capitalized” category within OTS regulation at December 31, 2005 and is consistent within the “well capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans and a loan securitization.

The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements.  Noninterest expense was $6.7 million for the quarter ended December 31, 2005 compared to $6.4 million at December 31, 2004, an increase of 3.9%.  Compensation and employee benefits expense accounted for an increase of $83,000 due to increases in employee compensation and net healthcare costs.  However, noninterest income was $6.0 million for the quarter ended December 31, 2005 compared to $2.3 million for the quarter ended December 31, 2004, an increase of 156.0%.  This increase was primarily attributable to the one-time gain on sale of land of $3.6 million.

The Company adopted FAS 123R effective as of July 1, 2005.  As a result, the Company recognized $88,000 in stock option expense for the six months ended December 31, 2005 compared to no expense recognized for stock options granted under the Company’s stock option and incentive plans for the same period a year ago.  The Company also recognized $196,000 in restricted stock expense for the six months ended December 31, 2005, compared to $95,000 for the same period a year ago.

The operating efficiency ratio at December 31, 2005 was 71.98%, compared to 68.53% for the same time period a year ago, an increase of 345 basis points.  The operating efficiency ratio excludes the impact of net interest expense on the variable priced trust preferred securities and the one-time gain on sale of land.  The Company has issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings.  Interest expense on the $27.8 million of trust preferred securities outstanding increased to $1.1 million for the six months ended December 31, 2005, compared to $775,000 for the same period a year ago, an increase of $280,000 or 36.1%.  The total efficiency ratio was 63.34% at December 31, 2005.  Excluding the gain from sale of land, the total efficiency ratio at December 31, 2005 was 76.18%, compared to 71.42% for the same period a year ago, an increase of 476 basis points.  Factors contributing to this increase in the efficiency ratio from a year ago include a $616,000 reduction in net interest income and an increase of $596,000 in noninterest expenses for the six months ended December 31, 2005 compared to the same period in the prior fiscal year.

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

Financial Condition Data

At December 31, 2005, the Company had total assets of $934.1 million, an increase of $36.2 million from the level at June 30, 2005.  The increase in assets was due primarily to increases in net loans and leases receivable of $19.7 million, securities available for sale of $6.1 million, cash and cash equivalents of $4.5 million and loans held for sale of $3.6 million.  The increase in liabilities of $34.8 million from June 30, 2005 to December 31, 2005 was primarily due to an increase in deposits of $44.5 million offset by a decrease in advances from the Federal Home Loan Bank of Des Moines (“FHLB”) and other borrowings of $12.2 million.  In addition, stockholders’ equity increased $1.4 million to $55.0 million at December 31, 2005 from $53.6 million at June 30, 2005, primarily due to net income of $2.3 million.

The increase in net loans and leases receivable of $19.7 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  In addition, net deferred (fees), costs and discounts decreased $201,000 from the levels at June 30, 2005 to $1.1 million at December 31, 2005.  This decrease was primarily due to an increase of $40,000 in commercial deferred loan fees and decrease of $171,000 in indirect automobile loan costs that include prepaid dealer reserves.

The increase in securities available for sale of $6.1 million was primarily the result of purchases of $32.0 million exceeding sales, maturities and repayments of $24.0 million.  The purchases of $32.0 million included variable-rate, mortgage-backed securities of $12.1 million.

The increase in cash and cash equivalents of $4.5 was primarily due to an increase in deposits of $44.5 million offset by a decrease in advances from the FHLB and other borrowings of $12.2 million.  The remainder of the increase was primarily due to the timing of items in clearing.

The increase in loans held for sale of $3.6 million was primarily due to mortgage loans held for sale increasing from $9.8 million at June 30, 2005 to $11.1 million at December 31, 2005 and student loans held for sale increasing from $400,000 at June 30, 2005 to $2.1 million at December 31, 2005.  In addition, commercial loans held for sale increased $659,000.

Advances from the FHLB and other borrowings decreased $12.2 million, which was primarily due to paydowns of FHLB borrowings of $348.1 million exceeding new borrowings of $240.1 million.  The overall decrease in FHLB borrowings was primarily the result of a $44.5 million increase in deposits.

The $44.5 million increase in deposits was due to increases in money market accounts of $22.1 million, in-market certificates of deposit of $22.0 million, out-of-market certificates of deposit of $3.6 million and interest-bearing checking accounts of $2.4 million offset by decreases in savings accounts of $3.5 million and noninterest-bearing checking accounts of $2.1 million.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts.

	At December 31, 2005		At June 30, 2005
	Amount	Percent of Loans in Each Category	Amount	Percent of Loans in Each Category
	(Dollars in Thousands)
One-to four-family (1)	$94,560	13.59%	$96,496	14.28%
Commercial business and real estate (2) (3)	237,534	34.16%	223,638	33.10%
Multi-family real estate	33,834	4.87%	34,123	5.05%
Equipment finance leases	33,801	4.86%	33,170	4.91%
Consumer Direct (4) (5)	113,771	16.36%	111,210	16.46%
Consumer Indirect	94,781	13.63%	93,984	13.91%
Agricultural	76,320	10.97%	74,010	10.95%
Construction and development	10,832	1.56%	9,026	1.34%
Total Loans and Leases Receivable (6)	$695,433	100.00%	$675,657	100.00%

(1) Excludes $11,084 and $9,838 loans held for sale at December 31, 2005 and June 30, 2005, respectively.

(2) Includes $3,563 tax exempt leases at December 31, 2005.

(3) Excludes $659 commercial loans held for sale at December 31, 2005.

(4) Includes mobile home loans.

(5) Excludes $2,057 and $400 student loans held for sale at December 31, 2005 and June 30, 2005, respectively.

(6) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

	At December 31, 2005		At June 30, 2005
	Amount	Percent of Deposits in Each Category	Amount	Percent of Deposits in Each Category
	(Dollars in Thousands)

Noninterest bearing checking accounts	$83,593	11.53%	$85,705	12.58%
Interest bearing accounts	52,522	7.24%	50,120	7.36%
Money market accounts	231,226	31.86%	209,116	30.70%
Savings accounts	59,732	8.23%	63,235	9.28%
Certificates of deposit	298,638	41.15%	273,040	40.08%
Total Deposits	$725,711	100.00%	$681,216	100.00%

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

	THREE MONTHS ENDED DECEMBER 31,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$692,818	$11,593	6.64%	$671,387	$10,204	6.03%
Investment securities (2) (3)	150,788	1,491	3.92%	113,906	996	3.47%
FHLB stock	7,289	59	3.21%	6,576	49	2.96%

Total interest-earning assets	850,895	$13,143	6.13%	791,869	$11,249	5.64%
Noninterest-earning assets	73,186			66,704
Total assets	$924,081			$858,573

Interest-bearing liabilities:
Deposits:
Checking and money market	$272,261	$1,987	2.90%	$264,507	$1,077	1.62%
Savings	48,872	257	2.09%	45,053	111	0.98%
Certificates of deposit	292,653	2,549	3.46%	259,927	1,753	2.68%
Total interest-bearing deposits	613,786	4,793	3.10%	569,487	2,941	2.05%
FHLB advances and other borrowings	127,876	1,414	4.39%	115,391	1,102	3.79%
Subordinated debentures payable to trusts	27,837	543	7.74%	27,837	402	5.73%

Total interest-bearing liabilities	769,499	6,750	3.48%	712,715	4,445	2.47%
Noninterest-bearing deposits	80,529			75,948
Other liabilities	19,705			16,156
Total liabilities	869,733			804,819
Equity	54,348			53,754
Total liabilities and equity	$924,081			$858,573

Net interest income; interest rate spread (4)		$6,393	2.65%		$6,804	3.17%

Net interest margin (4) (5)			2.98%			3.41%

Net interest margin, TE (6)			3.02%			3.43%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4) Percentages for the three months ended December 31, 2005 and December 31, 2004 have been annualized.

(5) Net interest margin is net interest income divided by average interest-earning assets.

(6) Net interest margin expressed on a fully taxable equivalent basis.

	SIX MONTHS ENDED DECEMBER 31,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$688,398	$22,714	6.55%	$667,444	$19,938	5.93%
Investment securities (2) (3)	147,326	2,834	3.82%	115,068	1,917	3.30%
FHLB stock	7,133	67	1.86%	6,228	84	2.68%

Total interest-earning assets	842,857	$25,615	6.03%	788,740	$21,939	5.52%
Noninterest-earning assets	70,140			66,326
Total assets	$912,997			$855,066

Interest-bearing liabilities:
Deposits:
Checking and money market	$270,476	$3,774	2.77%	$262,359	$1,972	1.49%
Savings	50,078	497	1.97%	47,982	217	0.90%
Certificates of deposit	287,060	4,818	3.33%	261,680	3,523	2.67%
Total interest-bearing deposits	607,614	9,089	2.97%	572,021	5,712	1.98%
FHLB advances and other borrowings	126,090	2,743	4.32%	110,879	2,108	3.77%
Subordinated debentures payable to trusts	27,837	1,055	7.52%	27,837	775	5.52%
Total interest-bearing liabilities	761,541	12,887	3.36%	710,737	8,595	2.40%
Noninterest-bearing deposits	78,016			73,288
Other liabilities	19,360			18,020
Total liabilities	858,917			802,045
Equity	54,080			53,021
Total liabilities and equity	$912,997			$855,066

Net interest income; interest rate spread (4)		$12,728	2.67%		$13,344	3.12%

Net interest margin (4) (5)			3.00%			3.36%

Net interest margin, TE (6)			3.03%			3.38%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold.

(3) Yields do not reflect the tax exempt nature of loans, equipment leases and municipal securities.

(4) Percentages for the six months ended December 31, 2005 and December 31, 2004 have been annualized.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2005 vs 2004			2005 vs 2004
	Increase Due to Volume	Increase Due to Rate	Total Increase (Decrease)	Increase Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$326	$1,063	$1,389	$626	$2,150	$2,776
Investment securities (2)	322	173	495	537	380	917
FHLB stock	5	5	10	12	(29)	(17)

Total interest-earning assets	$653	$1,241	$1,894	$1,175	$2,501	$3,676

Interest-bearing liabilities:
Deposits:
Checking and money market	$32	$878	$910	$61	$1,741	$1,802
Savings	9	137	146	9	271	280
Certificates of deposit	221	575	796	342	953	1,295
Total interest-bearing deposits	262	1,590	1,852	412	2,965	3,377
FHLB advances and other borrowings	119	193	312	289	346	635
Subordinated debentures payable to trusts	—	141	141	—	280	280

Total interest-bearing liabilities	$381	$1,924	$2,305	$701	$3,591	$4,292

Net interest income (decrease)			$(411)			$(616)

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

Due to the substantial decline in interest rates over the last several fiscal years, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at December 31, 2005.

Retained Interest from Securitization – The Company recorded an asset as a result of the automobile securitization.  See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” which is included in Part I, Item I “Financial Statements” of this Quarterly Report on Form 10-Q.  This asset was recorded based on present value concepts of future expected cash flows.  The assumptions used to calculate the initial retained interest value and subsequent assumptions were based on the best information available.  On November 9, 2005, the Bank exercised its option to execute a cleanup call by purchasing the outstanding principal balances of the securitized motor vehicle installment loans.

Self-Insurance - The Company has a self-insured health plan for its employees up to certain limits.  To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $60,000 per individual occurrence with a maximum aggregate limitation of $1.0 million.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Due to the uncertainty of health claims, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.  Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual.  These adjustments could significantly affect net earnings if circumstances differ substantially from the assumptions used in estimating the accrual.

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $4.6 million at December 31, 2005 from $7.0 million at June 30, 2005, a decrease of $2.4 million, or 34.1%.  Nonaccruing loans and leases decreased $3.2 million to $2.1 million at December 31, 2005 from $5.3 million at June 30, 2005.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.50% at December 31, 2005 from 0.78% at June 30, 2005.

Nonaccruing loans and leases decreased 60.8%, or $3.2 million, to $2.1 million at December 31, 2005 compared to $5.3 million at June 30, 2005.  Included in nonaccruing loans and leases at December 31, 2005 were seven loans totaling $507,000 secured by one- to four-family real estate, nine loans totaling $871,000 secured by commercial business, one lease totaling $119,000, 35 consumer loans totaling $422,000 and one agriculture loan totaling $167,000.

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

As of December 31, 2005, the Company had $142,000 of foreclosed assets.  The balance of foreclosed assets at December 31, 2005 consisted of $1,000 of single-family collateral owned and $141,000 of consumer collateral owned.

At December 31, 2005, the Company had designated $7.6 million of its assets as special mention and classified $6.0 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At December 31, 2005 the Company had $18.5 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $679,000 were classified as of December 31, 2005.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the December 31, 2005 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at December 31, 2005 will be adequate in the future.

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

	Nonperforming Assets As Of
	December 31, 2005	June 30, 2005
	(Dollars in Thousands)
Nonaccruing loans and leases:
One - to four-family	$507	$263
Commercial real estate	—	70
Commercial business	871	4,518
Equipment finance leases	119	130
Consumer (1)	422	341
Agricultural	167	—
Total	2,086	5,322

Accruing loans and leases delinquent more than 90 days:
One - to four-family	369	98
Commercial real estate	403	292
Commercial business	1,200	1,052
Equipment finance leases	44	71
Consumer (1)	1	—
Agricultural	381	96
Total	2,398	1,609

Foreclosed assets: (2)
One - to four-family	1	39
Equipment finance leases	—	—
Consumer (1)	141	50
Total	142	89

Total nonperforming assets	$4,626	$7,020

Ratio of nonperforming assets to total assets	0.50%	0.78%

Ratio of nonperforming loans and leases to total loans and leases (3) (4)	0.63%	1.01%

(1)   Includes mobile home loans.

(2)   Total foreclosed assets do not include land or other real estate owned held for sale.

(3)   Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(4)   Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Six Months Ended December 31,
	2005	2004
	(Dollars in Thousands)

Balance at beginning of period	$5,076	$3,605
Charge-offs:
One - to four-family	(1)	—
Commercial business	(3,242)	(126)
Equipment finance leases	(17)	(11)
Consumer (1)	(542)	(540)
Agriculture	(350)	(14)
Total charge-offs	(4,152)	(691)

Recoveries:
One - to four-family	1	8
Commercial real estate	—	—
Commercial business	—	25
Equipment finance leases	39	1
Consumer (1)	118	119
Agriculture	—	72
Total recoveries	158	225

Net (charge-offs)	(3,994)	(466)

Additions charged to operations	4,092	375

Balance at end of period	$5,174	$3,514

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.58)%	(0.07)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (2)	0.73%	0.53%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (3)	115.39%	110.68%

(1)	Includes mobile home loans.
(2)	Total loans and leases include loans held for sale.
(3)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of FASB Statement No. 5 “Accounting for Contingencies” and FASB Statement No. 114 calculations comprise the Company’s allowance for loan and lease losses.

	FASB 5	FASB 114	FASB 5	FASB 114
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan Type	At December 31, 2005		At June 30, 2005
	(Dollars in Thousands)
One- to four-family	$182	$—	$186	$—
Commercial real estate	283	—	200	—
Multi-family real estate	72	—	61	—
Commercial business	2,150	—	844	1,750
Equipment finance leases	649	—	359	—
Consumer (1)	1,434	—	1,343	—
Agricultural	404	—	333	—
Total	$5,174	$—	$3,326	$1,750

(1)   Includes mobile home loans.

FASB 114 Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan Type	At December 31, 2005			At June 30, 2005
	(Dollars in Thousands)			(Dollars in Thousands)
Commercial business	4	$831	$—	4	$4,152	$1,750
Total	4	$831	$—	4	$4,152	1,750

The allowance for loan and lease losses was $5.2 million at December 31, 2005 as compared to $3.5 million at December 31, 2004.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.73% at December 31, 2005 compared to 0.53% at December 31, 2004.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended December 31, 2005 and December 31, 2004

General.  The Company’s net income was $1.3 million, or $0.36 for both basic and diluted earnings per share for the three months ended December 31, 2005, a $349,000 decrease in earnings compared to $1.6 million, or $0.46 for basic and $0.45 for diluted earnings per share for the same period in the prior fiscal year.  For the three months ended December 31, 2005, the return on average equity was 9.56%, a 22.0% decrease compared to 12.26% for the same period in the prior fiscal year.  For the three months ended December 31, 2005, the return on average assets was 0.56%, a 27.3% decrease compared to 0.77% for the same period in the prior fiscal year.  As discussed in more detail below, the decreases were due to a variety of key factors, including a decrease in net interest income of $411,000 and increases in provision for losses on loans and leases of $3.4 million and noninterest expense of $253,000 offset by an increase in noninterest income of $3.7 million and a decrease in income tax expense of $99,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $13.1 million for the three months ended December 31, 2005 as compared to $11.2 million for the same period in the prior fiscal year, an increase of $1.9 million or 16.8%.  A $1.1 million increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 6.03% for the three months ended December 31, 2004 to 6.64% for the three months ended December 31, 2005 and a $326,000 increase in interest, dividend and loan fee income was due to a 3.2% increase in the average volume of loans and leases receivable. The average yield on total interest-earning assets was 6.13% for the three months ended December 31, 2005 as compared to 5.64% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $6.8 million for the three months ended December 31, 2005 as compared to $4.4 million for the same period in the prior fiscal year, an increase of $2.3 million or 51.9%.  A $1.6 million increase in interest expense was the result of an increase in average rate paid on interest-bearing deposits from 2.05% for the three months ended December 31, 2004 to 3.10% for the three months ended December 31, 2005.  A $193,000 increase in interest expense was a result of the average rate paid on FHLB advances and other borrowings increasing from 3.79% for the three months ended December 31, 2004 to 4.39% for the three months ended December 31, 2005 and a $119,000 increase in interest expense was the result of a 10.8% increase in the average balance of FHLB advances and other borrowings.  An increase of $1.9 million in interest expense was the result of an increase in the average rate paid on total interest-bearing liabilities from 2.47% for the three months ended December 31, 2004 to 3.48% for the three months ended December 31, 2005.

Net Interest Income. The Company’s net interest income for the three months ended December 31, 2005 decreased $411,000, or 6.0%, to $6.4 million compared to $6.8 million for the same period in the prior fiscal year.  The decrease in net interest income was due primarily to an increase in the average rate paid on interest-bearing liabilities for the three months ended December 31, 2005 compared to the same period in the prior fiscal year offset by an increase in the average yield on interest earning assets for the three months ended December 31, 2005 compared to the same period in the prior fiscal year.  The Company’s net interest margin was 2.98% for the second quarter of Fiscal 2006 as compared to 3.41% for the same period in the prior fiscal year.

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

During the three months ended December 31, 2005, the Company recorded a provision for losses on loans and leases of $3.6 million compared to $196,000 for the three months ended December 31, 2004, an increase of $3.4 million.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $6.0 million for the three months ended December 31, 2005 as compared to $2.3 million for the same period in the prior fiscal year, an increase of $3.7 million, or 156.1%.  The increase in noninterest income was due primarily to a one-time gain on sale of land of $3.6 million.  In addition, there were increases in fees on deposits of $43,000 and trust income of $28,000 offset by a decrease in loan servicing income of $100,000.

Net gain on sale of land was $3.6 million for the three months ended December 31, 2005 due to the completion of a land sale transaction during the second quarter of Fiscal 2006.

Fees on deposits increased $43,000 primarily due to an increase in fees collected on point-of-sale purchases by customers.  The remaining increase in fees on deposits is comprised of various other deposit fee income.

Trust income increased $28,000 primarily due to assets under management increasing from $92.9 million at December 31, 2004 to $106.5 million at December 31, 2005.

Loan servicing income decreased $100,000 from $409,000 for the three months ended December 31, 2004 to $309,000 for the three months ended December 31, 2005 primarily due to a decrease in the number of loans serviced by the Bank.

Noninterest Expense.  Noninterest expense was $6.7 million for the three months ended December 31, 2005 as compared to $6.4 million for the three months ended December 31, 2004.  The increase in noninterest expense was primarily due to increases in compensation and employee benefits of $83,000, occupancy and equipment of $63,000 and other noninterest expense of $107,000.

Compensation and employee benefits increased $83,000, or 2.0%, to $4.2 million for the three months ended December 31, 2005 as compared to $4.1 million for the three months ended December 31, 2004.  Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company’s self-insured health plan were $409,000 for the three months ended December 31, 2005, an increase of $196,000, or 92.0% compared to the same period in the prior fiscal year.  In addition, compensation and employee benefits decreased $110,000 for employee bonus expense.

Occupancy and equipment expense increased $63,000 for the three months ended December 31, 2005 compared to the same period in the prior fiscal year primarily due to increases in depreciation expense of $27,000 and maintenance expenses of $10,000.

Other noninterest expense increased $107,000 for the three months ended December 31, 2005 compared to the same period in the prior fiscal year primarily due to increases in advertising of $61,000, advantage expense of $37,000, legal expense of $35,000, computer service expense of $21,000, and freight and courier expense of $21,000 and offset by a decrease in contributions of $81,000.

Income tax expense.  The Company’s income tax expense for the three months ended December 31, 2005 decreased $99,000 or 11.5% to $761,000 compared to $860,000 for the same period in the prior fiscal year.  The effective tax rate was 36.9% and 34.3% for the three months ended December 31, 2005 and December 31, 2004, respectively.  The increase in the effective tax rate for the quarter was the result of an increase in the expected effective tax rate for Fiscal 2006 due to permanent tax differences.

Comparison of the Six Months Ended December 31, 2005 and December 31, 2004

General.  The Company’s net income was $2.3 million, or $0.66 for basic and $0.64 for diluted earnings per share for the six months ended December 31, 2005, a $786,000 decrease in earnings compared to $3.1 million, or $0.88 for basic and $0.86 for diluted earnings per share for the same period in the prior fiscal year.  For the six months ended December 31, 2005, the return on average equity was 8.59%, a 26.7% decrease compared to 11.72% for the same period in the prior fiscal year.  For the six months ended December 31, 2005, the return on average assets was 0.51%, a 30.1% decrease compared to 0.73% for the same period in the prior fiscal year.  As discussed in more detail below, the decreases were due to a variety of key factors, including a decrease in net interest income of $616,000 and increases in provision for losses on loans and leases of $3.7 million and noninterest expense of $596,000 offset by an increase in noninterest income of $3.8 million and a decrease in income tax expense of $306,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $25.6 million for the six months ended December 31, 2005 as compared to $21.9 million for the same period in the prior fiscal year, an increase of $3.7 million or 16.8%.  A $2.2 million increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 5.93% for the six months ended December 31, 2004 to 6.55% for the six months ended December 31, 2005 and a $626,000 increase in interest, dividend and loan fee income was due to a 3.1% increase in the average volume of loans and leases receivable. The average yield on total interest-earning assets was 6.03% for the six months ended December 31, 2005 as compared to 5.52% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $12.9 million for the six months ended December 31, 2005 as compared to $8.6 million for the same period in the prior fiscal year, an increase of $4.3 million or 49.9%.  A $3.0 million increase in interest expense was the result of an increase in average rate paid on interest-bearing deposits from 1.98% for the six months ended December 31, 2004 to 2.97% for the six months ended December 31, 2005.  A $346,000 increase in interest expense was a result of the average rate paid on FHLB advances and other borrowings increasing from 3.77% for the six months ended December 31, 2004 to 4.32% for the six months ended December 31, 2005 and a $289,000 increase in interest expense was the result of a 13.7% increase in the average balance of FHLB advances and other borrowings and.  An increase of $3.6 million in interest expense was the result of an increase in the average rate paid on total interest-bearing liabilities from 2.40% for the six months ended December 31, 2004 to 3.36% for the six months ended December 31, 2005.

Net Interest Income. The Company’s net interest income for the six months ended December 31, 2005 decreased $616,000, or 4.6%, to $12.7 million compared to $13.3 million for the same period in the prior fiscal year.  The decrease in net interest income was due primarily to an increase in the average rate paid on interest-bearing liabilities for the six months ended December 31, 2005 compared to the same period in the prior fiscal year offset by an increase in the average yield on interest earning assets for the six months ended December 31, 2005 compared to the same period in the prior fiscal year.  The Company’s net interest margin was 3.00% for the first half of Fiscal 2006 as compared to 3.36% for the same period in the prior fiscal year.

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

During the six months ended December 31, 2005, the Company recorded a provision for losses on loans and leases of $4.1 million compared to $375,000 for the six months ended December 31, 2004, an increase of $3.7 million.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $8.4 million for the six months ended December 31, 2005 as compared to $4.5 million for the same period in the prior fiscal year, an increase of $3.8 million or 84.6%.  The increase in noninterest income was due primarily to a gain on sale of land of $3.6 million along with increases in gain on sale of loans of $138,000, fees on deposits of $99,000 and trust income of $64,000 offset by a decrease in loan servicing income of $160,000.

Net gain on sale of land was $3.6 million due to the completion of a land sale transaction in the second quarter of Fiscal 2006.

Net gain on sale of loans was $474,000 for the six months ended December 31, 2005 as compared to $336,000 for the same period in the prior fiscal year, an increase of $138,000 or 41.1%.  The increase was primarily due to an increase in residential mortgage loan production of 21.6% in dollar volume for the six months ended December 31, 2005 as compared to the same period in the prior fiscal year.

Fees on deposits increased $99,000 primarily due to an increase in fees collected on point-of-sale purchases by customers.  The remaining increase in fees on deposits is comprised of various other deposit fee income.

Trust income increased $64,000 primarily due to assets under management increasing from $92.9 million at December 31, 2004 to $106.5 million at December 31, 2005.

Loan servicing income decreased $160,000 from $781,000 for the six months ended December 31, 2004 to $621,000 for the six months ended December 31, 2005 primarily due to a decrease in the number of loans serviced by the Bank.

Noninterest Expense.  Noninterest expense was $13.4 million for the six months ended December 31, 2005 as compared to $12.8 million for the six months ended December 31, 2004.  The increase in noninterest expense was primarily due to increases in compensation and employee benefits $388,000 and other noninterest expense of $148,000.

Compensation and employee benefits increased $388,000, or 4.8%, to $8.5 million for the six months ended December 31, 2005 as compared to $8.1 million for the six months ended December 31, 2004.  Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company’s self-insured health plan were $828,000 for the six months ended December 31, 2005, an increase of $234,000, or 39.4% compared to the same period in the prior fiscal year.  In addition, compensation and employee benefits increased $60,000 for training and tuition expenses with the remainder of the increase being primarily due to merit increases, bonuses and additional staffing over the prior year.

Other noninterest expense increased $148,000 for the six months ended December 31, 2005 compared to the same period in the prior fiscal year primarily due to increases in computer service expense of $55,000, advantage expense of $52,000, freight and courier expense of $41,000 and advertising of $37,000 offset by a decrease in contributions of $71,000.

Income tax expense.  The Company’s income tax expense for the six months ended December 31, 2005 decreased $306,000 or 18.8% to $1.3 million compared to $1.6 million for the same period in the prior fiscal year.  The effective tax rate was 36.3% and 34.4% for the six months ended December 31, 2005 and December 31, 2004, respectively.  The increase in the effective tax rate was the result of an increase in the expected effective tax rate for Fiscal 2006 due to permanent tax differences.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At December 31, 2005, the Bank had outstanding commitments to originate residential mortgage loans of $19.2 million, commercial real estate loans of $8.1 million and commercial business loans of $5.7 million.  In addition, the Bank had outstanding commitments to sell residential mortgage loans of $14.5 million, commercial business loans of $659,000 and consumer student loans of $2.1 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to funding for use in liquidity management.  At December 31, 2005, the Bank had no commitments to purchase or sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank currently has two unsecured lines of federal funds totaling $25.0 million with correspondent banks.  There were no funds drawn on either line of credit at December 31, 2005.  Additionally, as of December 31, 2005, the Bank had $39.1 million in out-of-market certificates of deposit and $708,000 in out-of-market money market accounts.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

The Company currently has in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2005 may be acquired through April 30, 2006.  As of December 31, 2005, a total of 47,300 shares of common stock have been purchased pursuant to the current program, all of which were purchased during May and June 2005.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  Under these capital requirements, at December 31, 2005, the Bank met all current capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 7.96% at December 31, 2005.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 10.66% at December 31, 2005.

Off-Balance Sheet Financing Arrangements

During the fiscal year ended June 30, 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Automobile Securitization Trust.  As part of the sales transaction, the Bank retained servicing responsibilities and a retained interest in the receivables, which is subordinated to third party investors’ interests.  The receivables were sold without legal recourse.  The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing.  It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank access to the national capital markets.  The Company had the option to execute a cleanup call when the total outstanding balance was at 10% or less of the original pool balance, or $5.0 million.  On November 9, 2005, the Bank exercised its option to execute a cleanup call by purchasing the outstanding principal balances of the securitized motor vehicle installment loans.  See Note 4 of the “Notes to Consolidated Financial Statements” which is included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further detail.

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

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all companies to measure compensation costs for all share-based payments (including stock options) at fair value.  The Company adopted SFAS No. 123R effective as of July 1, 2005.

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation costs is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date, and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure.  The Company adopted the Black-Scholes option-pricing model and the modified prospective method.

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

In an attempt to manage its exposure to change in interest rates, management monitors the Company’s interest rate risk.  The Company’s Asset-Liability Committee meets periodically to review the Company’s interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank’s securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner.  In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods.  Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.  The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk although it may in the future, if necessary, to manage interest rate risk.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The converse situation can also be expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at September 30, 2005 (the most recent report available) and December 31, 2004, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or –200 basis points, measured in 100 basis point increments).  Due to the abnormally low prevailing interest rate environment, -200 NPV was not estimated by the OTS for December 31, 2004.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 or that the Company’s primary market risk exposures and how those exposures were managed during the six months ended December 31, 2005 changed significantly when compared to June 30, 2005.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of September 30, 2005” and “Selected Asset and Liability Price Tables as of December 31, 2004”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

September 30, 2005

	Estimated	Estimated Increase
Change in	NPV	(Decrease) in NPV
Interest Rates	Amount	Amount	Percent
	(Dollars in thousands)
Basis Points

+300	$92,463	$(12,479)	(12)%
+200	98,449	(6,493)	(6)
+100	102,549	(2,393)	(2)
—	104,942	—	—
-100	104,695	(247)	(0)
-200	99,463	(5,479)	(5)

December 31, 2004

	Estimated	Estimated Increase
Change in	NPV	(Decrease) in NPV
Interest Rates	Amount	Amount	Percent
	(Dollars in thousands)
Basis Points

+300	$93,913	$(5,598)	(6)%
+200	97,324	(2,087)	(2)
+100	99,508	97	—
—	99,411	—	—
-100	95,778	(3,632)	(4)

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended December 31, 2005.

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
October 1 - 31, 2005	0	$0.00	0	303,614
November 1 - 30, 2005	0	$0.00	0	303,614
December 1 - 31, 2005	0	$0.00	0	303,614

2nd Quarter Total	0	$0.00	0

The Company currently has in effect stock buyback program, which was publicly announced on April 25, 2005 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2005, which equals 350,914 shares, may be acquired through April 30, 2006.  As of December 31, 2005, a total of 47,300 shares of common stock have been purchased pursuant to the program, all of which were purchased in the open market during May and June 2005.

Item 3.          Defaults upon Senior Securities

None

Item 4.          Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on November 16, 2005 (the “Annual Meeting”), the stockholders elected the three individuals nominated to serve as Class III directors until 2008 or until their respective successors are elected and qualified, as set forth in Proposal 1 in the Company’s Proxy Statement relating to the Annual Meeting.  The three individuals elected, and the number of votes cast for, or withheld, with respect to each of them, is as follows:

Curtis L. Hage	For:	3,213,400	Vote Withheld:	157,289
Christine E. Hamilton	For:	3,256,943	Vote Withheld:	113,746
Thomas L. Van Wyhe	For:	3,260,335	Vote Withheld:	110,354

Additionally, the following directors continue to serve on the Board of Directors following the Annual Meeting:  Curtis J. Bernard, Robert L. Hanson, Wm. G. Pederson and Steven R. Sershen .

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

HF Financial Corp.
(Registrant)

Date:	February 10, 2006	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	February 10, 2006	By:	/s/ Darrel L. Posegate
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

-Index-