Form 10-Q
period 2006-03-31
HF FINANCIAL CORP
filed 2006-05-12
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

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

As of May 11, 2006 there were 3,944,829 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value per share.

HF FINANCIAL CORP.

Form 10-Q

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Consolidated Statements of Financial Condition As of March 31, 2006 and June 30, 2005

Consolidated Statements of Income for the Three Months and Nine Months Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Form 10-Q	Signature Page

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31, 2006	June 30, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$17,426	$18,248
Securities available for sale	143,226	142,429
Federal Home Loan Bank stock	6,489	7,699
Loans held for sale	9,243	10,238
Loans and leases receivable	698,838	675,657
Allowance for loan and lease losses	(5,369)	(5,076)
Net loans and leases receivable	693,469	670,581
Accrued interest receivable	6,288	5,087
Office properties and equipment, net of accumulated depreciation	13,947	12,978
Foreclosed real estate and other properties	1,336	1,387
Cash value of life insurance	12,891	12,530
Servicing rights	5,612	5,211
Goodwill, net	4,951	4,951
Other assets	6,371	6,535
Total assets	$921,249	$897,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$705,265	$681,216
Advances from Federal Home Loan Bank and other borrowings	114,515	119,664
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	9,486	6,446
Accrued expenses and other liabilities	8,456	9,076
Total liabilities	865,559	844,239

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,918,191 and 5,462,066 shares issued at March 31, 2006 and June 30, 2005, respectively	59	55
Common stock subscribed for but not issued, 73,308 shares at June 30, 2005	—	1,266
Additional paid-in capital	19,181	19,190
Retained earnings, substantially restricted	67,650	65,267
Deferred compensation	—	(2,140)
Accumulated other comprehensive income (loss), net of related deferred tax effect	(2,033)	(836)
Less cost of treasury stock, 1,977,836 and 1,977,836 shares at March 31, 2006 and June 30, 2005, respectively	(29,167)	(29,167)
Total stockholders’ equity	55,690	53,635
Total liabilities and stockholders’ equity	$921,249	$897,874

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Interest, dividend and loan fee income:
Loans and leases receivable	$11,829	$9,882	$34,543	$29,820
Investment securities and interest-earning deposits	1,637	1,108	4,538	3,109
	13,466	10,990	39,081	32,929
Interest expense:
Deposits	5,239	3,259	14,328	8,971
Advances from Federal Home Loan Bank and other borrowings	1,845	1,449	5,643	4,332
	7,084	4,708	19,971	13,303
Net interest income	6,382	6,282	19,110	19,626
Provision for losses on loans and leases	418	129	4,510	504
Net interest income after provision for losses on loans and leases	5,964	6,153	14,600	19,122

Noninterest income:
Gain on sale of land, net	—	—	3,557	—
Fees on deposits	1,029	1,008	3,375	3,255
Loan servicing income	118	308	805	963
Gain on sale of loans, net	280	207	688	669
Trust income	214	179	609	510
Gain on sale of securities, net	2	—	2	13
Other	434	424	1,415	1,253
	2,077	2,126	10,451	6,663
Noninterest expense:
Compensation and employee benefits	4,044	3,924	12,559	12,051
Occupancy and equipment	861	766	2,470	2,315
Other	1,520	1,613	4,762	4,707
	6,425	6,303	19,791	19,073
Income before income taxes	1,616	1,976	5,260	6,712
Income tax expense	366	632	1,688	2,260
Net income	$1,250	$1,344	$3,572	$4,452
Comprehensive income	$799	$860	$2,375	$4,686
Cash dividends declared per share	$0.1023	$0.1000	$0.3045	$0.2977

Earnings per share:(1)
Basic	$0.32	$0.35	$0.91	$1.14
Diluted	$0.31	$0.33	$0.89	$1.11

(1) Retroactively adjusted for the 10% stock dividend paid on April 24, 2006 to shareholders of record as of April 10, 2006

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$3,572	$4,452
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	4,510	504
Depreciation	1,127	1,061
Amortization of discounts and premiums on securities and other	1,446	1,124
Stock based compensation	409	281
Deferred income taxes (credits)	(544)	110
Loans originated for resale	(71,516)	(57,825)
Proceeds from the sale of loans	73,199	60,903
(Gain) on sale of loans, net	(688)	(669)
Realized (gain) on sale of securities, net	(2)	(13)
(Gain) on sale of land	(3,557)	—
Losses and provision for losses on sales of foreclosed real estate and other properties, net	33	24
Loss on disposal of office properties and equipment, net	20	6
Change in other assets and liabilities	(2,541)	(153)
Net cash provided by operating activities	5,468	9,805
Cash flows from investing activities
Loan participations purchased	(2)	(12,801)
Loan participations sold	6,123	—
Loans and leases originated and held	(291,782)	(153,955)
Principal collected on loans and leases	258,009	164,282
Proceeds from sale of land	4,863	—
Securities available for sale:
Sales and maturities and repayments	35,816	40,123
Purchases	(39,362)	(45,397)
Purchase of Federal Home Loan Bank stock	(3,031)	(3,541)
Redemption of Federal Home Loan Bank stock	4,241	3,381
Proceeds from sale of office properties and equipment	2	2
Purchase of office properties and equipment	(2,118)	(1,185)
Purchase of servicing rights	(840)	(766)
Proceeds from sale of foreclosed real estate and other properties, net	580	568
Net cash (used in) investing activities	(27,501)	(9,289)

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2006	2005

Cash flows from financing activities
Net increase (decrease) in deposit accounts	$24,049	$(7,991)
Proceeds of advances from Federal Home Loan Bank and other borrowings	366,973	402,383
Payments on advances from Federal Home Loan Bank and other borrowings	(372,122)	(391,923)
Increase in advances by borrowers	3,040	2,167
Purchase of treasury stock	—	(2,007)
Proceeds from issuance of common stock	460	456
Cash dividends paid	(1,189)	(1,163)
Net cash provided by financing activities	21,211	1,922

Increase (decrease) in cash and cash equivalents	(822)	2,438

Cash and cash equivalents
Beginning	18,248	20,474
Ending	$17,426	$22,912

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$18,777	$13,109
Cash payments for income and franchise taxes, net	3,513	1,326

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended March 31, 2006 and 2005

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three and nine months ended March 31, 2005.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net income, as reported (1)	$1,250	$1,344	$3,572	$4,452
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects		61		158
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (2)		(125)		(326)
Pro forma net income	$1,250	$1,280	$3,572	$4,284

Basic earnings per share: (3)
As reported	$0.32	$0.35	$0.91	$1.14
Pro forma		0.33		1.10

Diluted earnings per share: (3)
As reported	0.31	0.33	0.89	1.11
Pro forma		0.32		1.07

(1)          Includes expense related to stock-based employee compensation for the three and nine months ended March 31, 2006 due to the adoption of SFAS No. 123R.

(2)          Includes expense related to restricted stock reported in net income.

(3)          Retroactively adjusted for the 10% stock dividend paid on April 24, 2006 to shareholders of record on April 10, 2006.

NOTE 2.                REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at March 31, 2006:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$45,885	5.00%
Actual	75,698	8.25
Excess over required	29,813	3.25

Risk-based capital (to risk-weighted assets):
Required	$75,014	10.00%
Actual	81,067	10.81
Excess over required	6,053	0.81

NOTE 3.                EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of basic common shares outstanding for the three months ended March 31, 2006 and 2005 was 3,937,219 and 3,893,863, respectively. The weighted average number of basic common shares outstanding for the nine months ended March 31, 2006 and 2005 was 3,904,871 and 3,896,614, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended March 31, 2006 and 2005 was 4,025,351 and 4,012,538, respectively. The weighted average number of common and dilutive potential common shares outstanding for the nine months ended March 31, 2006 and 2005 was 3,991,112 and 3,999,380, respectively.

All earnings per share data and number of common shares outstanding have been retroactively adjusted for the 10% stock dividend paid on April 24, 2006 to shareholders of record as of April 10, 2006.  See Note 10 of the “Notes to Consolidated Financial Statements.”

 NOTE 4.               CONSUMER AUTOMOBILE LOAN SECURITIZATION

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50.0 million through HFSC and Home Federal Automobile Securitization Trust 2003-A (“Automobile Securitization Trust”). As part of the sales transaction, the Bank retained servicing responsibilities. In addition, the Bank retained the rights to cash flows remaining after investors in the Automobile Securitization Trust received their contractual payments and pledged a $1.5 million reserve fund to the Automobile Securitization Trust. These retained interests are subordinated to investors’ interests. The investors and Automobile Securitization Trust have no recourse to the Bank’s other assets for failure of debtors to pay when due. The pass through rate to investors is 2.65%.

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

NOTE 5.                              INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$9,513	$—	$(129)	$9,384
Federal Home Loan Bank	8,977	—	(139)	8,838
Municipal bonds	3,510	—	(75)	3,435
Preferred Term Securities	11,019	73	(123)	10,969
	33,019	73	(466)	32,626

Equity securities:
FNMA	8	12	—	20
Federal Ag Mortgage	7	4	—	11
Other Investments	38	—	—	38
	53	16	—	69

Mortgage-backed securities	113,433	1	(2,903)	110,531
	$146,505	$90	$(3,369)	$143,226

	March 31, 2005
	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$5,000	$—	$(59)	$4,941
Federal Home Loan Bank	1,500	—	(18)	1,482
Municipal bonds	2,650	1	(18)	2,633
Preferred Term Securities	9,000	57	—	9,057
	18,150	58	(95)	18,113

Equity securities:
FNMA	8	14	—	22
Federal Ag Mortgage	7	1	(2)	6
Other Investments	25	—	—	25
	40	15	(2)	53

Mortgage-backed securities	111,289	14	(1,766)	109,537
	$129,479	$87	$(1,863)	$127,703

The following table presents the fair value and age of gross unrealized losses by investment category at March 31, 2006 in accordance with Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$3,985	$(28)	$5,400	$(101)	$9,385	$(129)
Federal Home Loan Bank	8,838	(139)	—	—	8,838	(139)
Municipal bonds	2,106	(63)	1,329	(12)	3,435	(75)
Preferred term securities	1,896	(123)			1,896	(123)
Mortgage-backed securities	43,745	(940)	66,698	(1,963)	110,443	(2,903)
	$60,570	$(1,293)	$73,427	$(2,076)	$133,997	$(3,369)

Management does not believe any individual unrealized losses as of March 31, 2006 represent an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and as a group were less than 2.5% of its respective amortized cost basis at March 31, 2006. The Company has the ability to hold the securities to maturity or for a time necessary to recover the amortized cost.

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

Three Months Ended March 31, 2006	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,171	$(789)	$6,382
Intersegment interest income	(279)	279	—
Provision for losses on loans and leases	(418)	—	(418)
Noninterest income	2,262	(185)	2,077
Intersegment noninterest income	(45)	45	—
Noninterest expense	(6,347)	(78)	(6,425)
Intersegment noninterest expense	1	(1)	—
Income (loss) before income taxes	$2,345	$(729)	$1,616

Total assets at March 31, 2006	$919,427	$1,822	$921,249

Three Months Ended March 31, 2005	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,021	$(739)	$6,282
Intersegment interest income	(315)	315	—
Provision for losses on loans and leases	(129)	—	(129)
Noninterest income	2,141	(15)	2,126
Intersegment noninterest income	(73)	73	—
Noninterest expense	(6,117)	(186)	(6,303)
Intersegment noninterest expense	1	(1)	—
Income (loss) before income taxes	$2,529	$(553)	$1,976

Total assets at March 31, 2005	$850,394	$3,616	$854,010

Nine Months Ended March 31, 2006	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$21,535	$(2,425)	$19,110
Intersegment interest income	(878)	878	—
Provision for losses on loans and leases	(4,510)	—	(4,510)
Noninterest income	7,098	3,353	10,451
Intersegment noninterest income	(141)	141	—
Noninterest expense	(19,324)	(467)	(19,791)
Intersegment noninterest expense	4	(4)	—
Income (loss) before income taxes	$3,784	$1,476	$5,260

Total assets at March 31, 2006	$919,427	$1,822	$921,249

Nine Months Ended March 31, 2005	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$21,663	$(2,037)	$19,626
Intersegment interest income	(849)	849	—
Provision for losses on loans and leases	(504)	—	(504)
Noninterest income	6,740	(77)	6,663
Intersegment noninterest income	(245)	245	—
Noninterest expense	(18,337)	(736)	(19,073)
Intersegment noninterest expense	3	(3)	—
Income (loss) before income taxes	$8,471	$(1,759)	$6,712

Total assets at March 31, 2005	$850,394	$3,616	$854,010

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Service cost	$116,367	$113,535	$349,101	$340,606
Interest cost	91,239	91,585	273,715	274,754
Expected return on plan assets	(93,185)	(92,629)	(279,555)	(277,887)
Amortization of prior losses	—	8,297	—	24,891
Accretion of prior service cost	—	—	—	—
Amortization of transition asset	2,907	2,908	8,722	8,723
Total costs recognized in expense	$117,328	$123,696	$351,983	$371,087

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

	Fiscal Years Ended June 30,
	2006	2005	2004	2003
	(Dollars in Thousands)

Quarter ended September 30	$419	$381	$594	$307
Quarter ended December 31	409	213	273	538
Quarter ended March 31	382	379	678	204
Quarter ended June 30		282	244	780
Net healthcare costs	$1,210	$1,255	$1,789	$1,829

NOTE 9.                FASB STATEMENT NO. 140

During the third quarter of Fiscal 2006, the Company completed a line item change of its income recorded on originated mortgage servicing rights for loans sold to South Dakota Housing Development Authority.  This process was done upon a fuller interpretation of Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” as issued by the FASB.  All periods presented have been revised in presentation to reflect this line item and there was no change to net income, earnings per share, or recorded value of servicing rights as a result of this line item change. The following table reflects the effects of the line item change on the Company’s consolidated statements of income for the three and nine months ended March 31, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Dollars in Thousands)

Loan servicing income	$(66)	$(43)	$(159)	$(169)
Gain on sale of loans, net	66	43	159	169

Net income change	$—	$—	$—	$—

NOTE 10.              PAYMENT OF 10% STOCK DIVIDEND

During the third quarter of Fiscal 2006, the Company declared a 1-1/10-for-1 stock split of all of the common stock of the Company outstanding, payable in the form of a 1/10-for-1 stock dividend.  The 10% stock dividend was paid on April 24, 2006 to stockholders of record as of April 10, 2006.

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

Executive Summary

The Company’s net income for the third quarter of Fiscal 2006 was $1.3 million, or $0.31 per diluted share, compared to $1.3 million, or $0.33 per diluted share, for the third quarter of Fiscal 2005. For the first nine months of Fiscal 2006, net income was $3.6 million, or $0.89 per diluted share, compared to $4.5 million, or $1.11 per diluted share, for the first nine months of Fiscal 2005. On a pro forma basis, if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation in Fiscal 2005, the Company’s net income per diluted share for the third quarter of Fiscal 2005 and the first nine months of Fiscal 2005 would have been $0.32 and $1.07, respectively. Return on average equity was 8.74% at March 31, 2006 compared to 11.12% at March 31, 2005.

The Company adopted SFAS 123R effective as of July 1, 2005. As a result, the Company recognized $138,000 in stock option expense for the nine months ended March 31, 2006 compared to no expense recognized for stock options granted under the Company’s stock option and incentive plans for the same period a year ago. The Company also recognized $313,000 in restricted stock expense for the nine months ended March 31, 2006, compared to $159,000 for the same period a year ago.

On March 24, 2006, the Company announced a 10% stock dividend paid on April 24, 2006 to stockholders of record as of April 10, 2006. The Company expects this stock dividend, along with its ongoing business strategies, to enhance long-term stockholder value and liquidity. The Board of Directors believes the increase in market value for the Company over the last two years warrants the payment of this stock dividend.

The allowance for loan and lease losses increased to $5.4 million at March 31, 2006, compared to $5.1 million at June 30, 2005, an increase of $293,000 or 5.8%. The ratio of allowance for loan and lease losses to total loans and leases was 0.76% as of March 31, 2006 compared to 0.74% at June 30, 2005. Total nonperforming assets at March 31, 2006 were $4.7 million as compared to $7.0 million at June 30, 2005. The ratio of nonperforming assets to total assets decreased to 0.51% at March 31, 2006, compared to 0.78% at June 30, 2005. The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience. This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

As of March 31, 2006, the Company continued to record a receivable in the amount of $659,000 from the sale of certain loan participation interests in December 2005. The balance of this receivable represents the remaining amount the Company expects to be paid by the lead bank. The Company requested payment from the lead bank and currently is expecting to receive such payment over the next few months.

The net interest margin for the three months ended March 31, 2006 was 3.03%, compared to 3.28% for the same period a year ago. For the first nine months of Fiscal 2006, the net interest margin was 3.01%, compared to 3.33% for the same period a year ago. The flattening of the treasury yield curve caused by increasing short-term rates and lagging long-term rates continued to affect the Company’s net interest margin ratio during the quarter. Variability of the net interest margin ratio may be affected by many aspects, including Federal Reserve policies for short-term interest rates, competitive and global economic factors and customer preferences for various products and services. From March 31, 2005 to March 31, 2006, the Federal Reserve increased short-term interest rates eight times at 25 basis points each, for a total increase of 200 basis points.

Net interest margin in dollars for the first nine months of Fiscal 2006 was $19.1 million, which decreased by $516,000, or 2.6%, over the same period a year ago. Net interest margin in dollars increased $100,000, or 1.6%, to $6.4 million for the three months ended March 31, 2006 from $6.3 million for same period in the prior fiscal year. The change in net interest margin in dollars for the three and nine months ended March 31, 2006 as compared to the same period a year ago was due in large part to the recent increases in the national prime rate. In addition, the Company’s average interest-earning assets in volume through the first nine months of Fiscal 2006 have increased 8.0% from the same period a year ago. For the same time period, average interest-bearing liabilities increased in volume by 8.6%.

Total deposits at March 31, 2006 were $705.3 million, an increase of $54.5 million, or 8.4%, from $650.7 million at March 31, 2005. Interest expense on these deposits was $14.3 million for the nine months ended March 31, 2006, an increase of $5.4 million, or 59.7%, over the same period a year ago. In-market deposits increased from $632.2 million at March 31, 2005 to $661.6 million at March 31, 2006, an increase of $29.4 million, or 4.7%. For the same period, out-of-market deposits increased from $18.5 million to $43.7 million, respectively. Out-of-market deposits are used as a funding source along with other funding when there is a gap in the availability of in-market deposits to fund asset growth. The primary factor affecting interest expense has been the increase in volume of money market accounts. The volume of money market accounts increased by $15.0 million, or 7.1%, from March 31, 2005, to March 31, 2006. Interest expense for these accounts, which are primarily indexed to the 91-day Treasury bill, also increased by $2.3 million, or 76.6%, compared to the same period in the prior fiscal year. With the actions taken by the Federal Reserve, the 91-day Treasury bill has risen significantly from 2.77% at March 31, 2005 to 4.60% at March 31, 2006, an increase of 183 basis points.

In April 2006, the Company announced the renewal of its annual stock buyback program for the period of May 2006 through April 2007. During the third quarter ended March 31, 2006, the Company acquired no shares under its stock buyback program which expired on April 30, 2006. Through the first nine months of Fiscal 2006, the Company acquired no shares under such stock buyback program. A total of 47,300 shares of common stock were purchased pursuant to such program, all of which were purchased in the open market during May and June 2005.

The total risk-based capital ratio of 10.81% at March 31, 2006 is below the 11.02% at March 31, 2005, a decrease of 21 basis points. Despite the decrease, this ratio remains above the 10.66% at the end of Fiscal 2005. This performance continues to place the Bank in the “well capitalized” category within OTS regulation at March 31, 2006 and is consistent within the “well capitalized” OTS category in which the Company plans to operate. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans and a loan securitization.

The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements. Noninterest expense was $6.4 million for the quarter ended March 31, 2006 compared to $6.3 million at March 31, 2005, an increase of $122,000 or 1.9%. Compensation and employee benefits expense accounted for an increase of $120,000 due to increases in employee compensation and net healthcare costs. In addition, noninterest income was $2.1 million for the quarter ended March 31, 2006 compared to $2.1 million for the quarter ended March 31, 2005, a decrease of $49,000 or 2.3%. This decrease was primarily attributable to lower volume activity on servicing of loans.

The operating efficiency ratio at March 31, 2006 was 71.63%, compared to 69.36% for the same time period a year ago, an increase of 227 basis points. The operating efficiency ratio excludes the impact of interest expense on the variable priced trust preferred securities and the one-time gain on sale of land. The Company has issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings. Interest expense on the $27.8 million of trust preferred securities outstanding increased to $1.6 million for the nine months ended March 31, 2006, compared to $1.2 million for the same period a year ago, an increase of $418,000 or 34.6%. The average rate paid on these securities increased 200 basis points, from 5.78% at March 31, 2005 to 7.78% at March 31, 2006. The total efficiency ratio was 66.95% at March 31, 2006. Excluding the gain from sale of land, the total efficiency ratio at March 31, 2006 was 76.11%, compared to 72.55% for the same period a year ago, an increase of 356 basis points. Factors contributing to this increase in the efficiency ratio from a year ago include a $516,000 reduction in net interest income and an increase of $718,000 in noninterest expenses for the nine months ended March 31, 2006 compared to the same period in the prior fiscal year.

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

Financial Condition Data

At March 31, 2006, the Company had total assets of $921.2 million, an increase of $23.4 million from the level at June 30, 2005. The increase in assets was due primarily to increases in net loans and leases receivable of $22.9 million, office properties and equipment of $969,000 and securities available for sale of $797,000 offset by a decrease in stock in the Federal Home Loan Bank of Des Moines (“FHLB”) of $1.2 million. The increase in liabilities of $21.3 million from June 30, 2005 to March 31, 2006 was primarily due to an increase in deposits of $24.0 million offset by a decrease in advances from the FHLB and other borrowings of $5.1 million. In addition, stockholders’ equity increased $2.1 million to $55.7 million at March 31, 2006 from $53.6 million at June 30, 2005, primarily due to net income of $3.6 million.

The increase in net loans and leases receivable of $22.9 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal. In addition, net deferred (fees), costs and discounts decreased $257,000 from the levels at June 30, 2005 to $1.0 million at March 31, 2006. This decrease was primarily due to a decrease of $274,000 in indirect automobile loan costs that include prepaid dealer reserves offset by a decrease in multi-family deferred loan fees.

The increase in office properties and equipment of $969,000 was primarily due to improvements to the main branch offices. In addition, a $192,000 increase was the result of land purchased for a new branch location.

The increase in securities available for sale of $797,000 was primarily the result of purchases of $39.4 million exceeding sales, maturities and repayments of $35.8 million. The purchases of $39.4 million included variable-rate, mortgage-backed securities of $12.1 million.

The decrease in stock in the FHLB of $1.2 million was primarily the result of a $5.1 million decrease in advances from the FHLB and other borrowings.

The $24.0 million increase in deposits was due to increases in in-market certificates of deposit of $23.3 million, money market accounts of $18.2 million, out-of-market certificates of deposit of $7.9 million and interest-bearing checking accounts of $4.1 million offset by decreases in savings accounts of $19.1 million and noninterest-bearing checking accounts of $10.4 million.

Advances from the FHLB and other borrowings decreased $5.1 million, which was primarily due to paydowns of FHLB borrowings of $371.4 million exceeding new borrowings of $367.0 million. The overall decrease in FHLB borrowings was primarily the result of a $24.0 million increase in deposits.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts.

	At March 31, 2006		At June 30, 2005
		Percent of		Percent of
		Loans in		Loans in
	Amount	Each Category	Amount	Each Category
	(Dollars in Thousands)
One-to four-family (1)	$96,264	13.78%	$96,496	14.28%
Commercial business and real estate (2) (3)	233,215	33.37%	223,638	33.10%
Multi-family real estate	33,175	4.75%	34,123	5.05%
Equipment finance leases	31,983	4.58%	33,170	4.91%
Consumer Direct (4) (5)	110,796	15.85%	111,210	16.46%
Consumer Indirect	91,458	13.09%	93,984	13.91%
Agricultural	82,486	11.80%	74,010	10.95%
Construction and development	19,461	2.78%	9,026	1.34%
Total Loans and Leases Receivable (6)	$698,838	100.00%	$675,657	100.00%

(1) Excludes $5,294 and $9,838 loans held for sale at March 31, 2006 and June 30, 2005, respectively.

(2) Includes $3,477 and $3,563 tax exempt leases at March 31, 2006 and June 30, 2005, respectively.

(3) Excludes $659 commercial loans held for sale at March 31, 2006.

(4) Includes mobile home loans.

(5) Excludes $3,290 and $400 student loans held for sale at March 31, 2006 and June 30, 2005, respectively.

(6) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

	At March 31, 2006		At June 30, 2005
		Percent of		Percent of
		Deposits in		Deposits in
	Amount	Each Category	Amount	Each Category
	(Dollars in Thousands)

Noninterest bearing checking accounts	$75,291	10.68%	$85,705	12.58%
Interest bearing accounts	54,191	7.68%	50,120	7.36%
Money market accounts	227,302	32.23%	209,116	30.70%
Savings accounts	44,175	6.26%	63,235	9.28%
Certificates of deposit	304,306	43.15%	273,040	40.08%
Total Deposits	$705,265	100.00%	$681,216	100.00%

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

	THREE MONTHS ENDED MARCH 31,
	2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$701,325	$11,829	6.84%	$652,245	$9,882	6.14%
Investment securities (2) (3)	147,910	1,589	4.36%	118,375	1,059	3.63%
FHLB stock	6,334	48	3.07%	5,633	49	3.53%

Total interest-earning assets	855,569	$13,466	6.38%	776,253	$10,990	5.74%
Noninterest-earning assets	68,562			63,507
Total assets	$924,131			$839,760

Interest-bearing liabilities:
Deposits:
Checking and money market	$274,445	$2,111	3.12%	$263,712	$1,330	2.05%
Savings	53,818	320	2.41%	51,321	173	1.37%
Certificates of deposit	306,466	2,808	3.72%	254,828	1,756	2.79%
Total interest-bearing deposits	634,729	5,239	3.35%	569,861	3,259	2.32%
FHLB advances and other borrowings	111,937	1,274	4.62%	97,509	1,016	4.23%
Subordinated debentures payable to trusts	27,837	571	8.32%	27,837	433	6.31%

Total interest-bearing liabilities	774,503	7,084	3.71%	695,207	4,708	2.75%
Noninterest-bearing deposits	74,359			72,900
Other liabilities	19,907			17,438
Total liabilities	868,769			785,545
Equity	55,362			54,215
Total liabilities and equity	$924,131			$839,760

Net interest income; interest rate spread (4)		$6,382	2.67%		$6,282	2.99%

Net interest margin (4) (5)			3.03%			3.28%

Net interest margin, TE (6)			3.06%			3.32%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4) Percentages for the three months ended March 31, 2006 and March 31, 2005 have been annualized.

(5) Net interest margin is net interest income divided by average interest-earning assets.

(6) Net interest margin expressed on a fully taxable equivalent basis.

	NINE MONTHS ENDED MARCH 31,
	2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$692,707	$34,543	6.64%	$662,446	$29,820	6.00%
Investment securities (2) (3)	147,542	4,423	3.99%	116,137	2,976	3.41%
FHLB stock	6,866	115	2.23%	6,029	133	2.94%

Total interest-earning assets	847,115	$39,081	6.15%	784,612	$32,929	5.59%
Noninterest-earning assets	69,433			64,808
Total assets	$916,548			$849,420

Interest-bearing liabilities:
Deposits:
Checking and money market	$271,898	$5,885	2.88%	$262,884	$3,302	1.67%
Savings	51,325	817	2.12%	49,095	390	1.06%
Certificates of deposit	293,528	7,626	3.46%	259,397	5,279	2.71%
Total interest-bearing deposits	616,751	14,328	3.09%	571,376	8,971	2.09%
FHLB advances and other borrowings	121,392	4,017	4.41%	106,422	3,124	3.91%
Subordinated debentures payable to trusts	27,837	1,626	7.78%	27,837	1,208	5.78%
Total interest-bearing liabilities	765,980	19,971	3.47%	705,635	13,303	2.51%
Noninterest-bearing deposits	76,791			73,145
Other liabilities	19,278			17,272
Total liabilities	862,049			796,052
Equity	54,499			53,368
Total liabilities and equity	$916,548			$849,420

Net interest income; interest rate spread (4)		$19,110	2.68%		$19,626	3.08%

Net interest margin (4) (5)			3.01%			3.33%

Net interest margin, TE (6)			3.04%			3.36%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4) Percentages for the nine months ended March 31, 2006 and March 31, 2005 have been annualized.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2006 vs 2005			2006 vs 2005
	Increase Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$744	$1,203	$1,947	$1,362	$3,361	$4,723
Investment securities (2)	264	266	530	805	642	1,447
FHLB stock	6	(7)	(1)	18	(36)	(18)

Total interest-earning assets	$1,014	$1,462	$2,476	$2,185	$3,967	$6,152

Interest-bearing liabilities:
Deposits:
Checking and money market	$54	$727	$781	$113	$2,470	$2,583
Savings	8	139	147	18	409	427
Certificates of deposit	356	696	1,052	695	1,652	2,347
Total interest-bearing deposits	418	1,562	1,980	826	4,531	5,357
FHLB advances and other borrowings	150	108	258	439	454	893
Subordinated debentures payable to trusts	—	138	138	—	418	418

Total interest-bearing liabilities	$568	$1,808	$2,376	$1,265	$5,403	$6,668

Net interest income (decrease)			$100			$(516)

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

Due to the substantial decline in interest rates over the last several fiscal years, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment. The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at March 31, 2006.

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

Self-Insurance - The Company has a self-insured health plan for its employees up to certain limits. To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $65,000 per individual occurrence with a maximum aggregate limitation of $2.0 million. The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical claims lag information received by a third party claims administrator. Due to the uncertainty of health claims, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual. These adjustments could significantly affect net earnings if circumstances differ substantially from the assumptions used in estimating the accrual.

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $4.7 million at March 31, 2006 from $7.0 million at June 30, 2005, a decrease of $2.3 million, or 32.5%. Nonaccruing loans and leases decreased $3.5 million to $1.8 million at March 31, 2006 from $5.3 million at June 30, 2005. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.51% at March 31, 2006 from 0.78% at June 30, 2005.

Nonaccruing loans and leases decreased 65.3%, or $3.5 million, to $1.8 million at March 31, 2006 compared to $5.3 million at June 30, 2005. Included in nonaccruing loans and leases at March 31, 2006 were two loans totaling $371,000 secured by one- to four-family real estate, eight loans totaling $846,000 secured by commercial business, one lease totaling $116,000, 32 consumer loans totaling $391,000 and one agriculture loan totaling $125,000.

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

As of March 31, 2006, the Company had $126,000 of foreclosed assets. The balance of foreclosed assets at March 31, 2006 consisted of $1,000 of single-family collateral owned and $125,000 of consumer collateral owned.

At March 31, 2006, the Company had designated $9.8 million of its assets as special mention and classified $6.1 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. At March 31, 2006 the Company had $10.0 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $679,000 were classified as of March 31, 2006. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the March 31, 2006 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at March 31, 2006 will be adequate in the future.

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

	Nonperforming Assets As Of
	March 31, 2006	June 30, 2005
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$371	$263
Commercial real estate	—	70
Commercial business	846	4,518
Equipment finance leases	116	130
Consumer (1)	391	341
Agricultural	125	—
Total	1,849	5,322

Accruing loans and leases delinquent more than 90 days:
One- to four-family	543	98
Commercial real estate	25	292
Commercial business	859	1,052
Equipment finance leases	707	71
Consumer (1)	2	—
Agricultural	626	96
Total	2,762	1,609

Foreclosed assets: (2)
One- to four-family	1	39
Equipment finance leases	—	—
Consumer (1)	125	50
Total	126	89

Total nonperforming assets	$4,737	$7,020

Ratio of nonperforming assets to total assets	0.51%	0.78%

Ratio of nonperforming loans and leases to total loans and leases (3) (4)	0.65%	1.01%

(1) Includes mobile home loans.

(2) Total foreclosed assets do not include land or other real estate owned held for sale.

(3) Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(4) Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Nine Months Ended March 31,
	2006	2005
	(Dollars in Thousands)

Balance at beginning of period	$5,076	$3,605
Charge-offs:
One- to four-family	(1)	—
Commercial real estate	—	(31)
Commercial business	(3,290)	(179)
Equipment finance leases	(17)	(11)
Consumer (1)	(764)	(822)
Agriculture	(377)	(14)
Total charge-offs	(4,449)	(1,057)

Recoveries:
One- to four-family	1	8
Commercial real estate	—	—
Commercial business	14	30
Equipment finance leases	40	1
Consumer (1)	177	170
Agriculture	—	78
Total recoveries	232	287

Net (charge-offs)	(4,217)	(770)

Additions charged to operations	4,510	504

Balance at end of period	$5,369	$3,339

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.61)%	(0.12)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (2)	0.76%	0.51%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (3)	116.44%	137.35%

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

	FASB 5 Allowance for Loan and Lease Losses	FASB 114 Impaired Loan Valuation Allowance	FASB 5 Allowance for Loan and Lease Losses	FASB 114 Impaired Loan Valuation Allowance
Loan Type	At March 31, 2006		At June 30, 2005
	(Dollars in Thousands)

One- to four-family	$191	$—	$186	$—
Commercial real estate	291	—	200	—
Multi-family real estate	75	—	61	—
Commercial business	2,324	—	844	1,750
Equipment finance leases	603	—	359	—
Consumer (1)	1,467	—	1,343	—
Agricultural	418	—	333	—
Total	$5,369	$—	$3,326	$1,750

(1) Includes mobile home loans.

FASB 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At March 31, 2006			At June 30, 2005
	(Dollars in Thousands)			(Dollars in Thousands)
Commercial business	8	$830	$—	4	$4,152	$1,750
Agricultural	1	125	—	—	—	—
Total	9	$955	$—	4	$4,152	$1,750

The allowance for loan and lease losses was $5.4 million at March 31, 2006 as compared to $3.3 million at March 31, 2005. The ratio of the allowance for loan and lease losses to total loans and leases was 0.76% at March 31, 2006 compared to 0.51% at March 31, 2005. The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended March 31, 2006 and March 31, 2005

General. The Company’s net income was $1.3 million, or $0.32 for basic and $0.31 for diluted earnings per share for the three months ended March 31, 2006, a $94,000 decrease in earnings compared to $1.3 million, or $0.35 for basic and $0.33 for diluted earnings per share for the same period in the prior fiscal year. For the three months ended March 31, 2006, the return on average equity was 9.03%, a 9.0% decrease compared to 9.92% for the same period in the prior fiscal year. For the three months ended March 31, 2006, the return on average assets was 0.54%, a 15.6% decrease compared to 0.64% for the same period in the prior fiscal year. As discussed in more detail below, the decreases were due to a variety of key factors, including a decrease in noninterest income of $49,000 and increases in provision for losses on loans and leases of $289,000 and noninterest expense of $122,000 offset by an increase in net interest income of $100,000.

Interest, Dividend and Loan Fee Income. Interest, dividend and loan fee income was $13.5 million for the three months ended March 31, 2006 as compared to $11.0 million for the same period in the prior fiscal year, an increase of $2.5 million or 22.5%. A $1.2 million increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 6.14% for the three months ended March 31, 2005 to 6.84% for the three months ended March 31, 2006 and a $744,000 increase in interest, dividend and loan fee income was due to a 7.5% increase in the average volume of loans and leases receivable. The average yield on total interest-earning assets was 6.38% for the three months ended March 31, 2006 as compared to 5.74% for the same period in the prior fiscal year.

Interest Expense. Interest expense was $7.1 million for the three months ended March 31, 2006 as compared to $4.7 million for the same period in the prior fiscal year, an increase of $2.4 million or 50.5%. A $1.6 million increase in interest expense was the result of an increase in average rate paid on interest-bearing deposits from 2.32% for the three months ended March 31, 2005 to 3.35% for the three months ended March 31, 2006. A $150,000 increase in interest expense was the result of a 14.8% increase in the average balance of FHLB advances and other borrowings and a $108,000 increase in interest expense was a result of the average rate paid on FHLB advances and other borrowings increasing from 4.23% for the three months ended March 31, 2005 to 4.62% for the three months ended March 31, 2006. An increase of $1.8 million in interest expense was the result of an increase in the average rate paid on total interest-bearing liabilities from 2.75% for the three months ended March 31, 2005 to 3.71% for the three months ended March 31, 2006.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2006 increased $100,000, or 1.6%, to $6.4 million compared to $6.3 million for the same period in the prior fiscal year. The increase in net interest income was due primarily to increases in the average yield on interest-earning assets and in the average balance of interest-earning assets for the three months ended March 31, 2006 compared to the same period in the prior fiscal year offset by an increase in the average rate paid on interest-bearing liabilities for the three months ended March 31, 2006 compared to the same period in the prior fiscal year. The Company’s net interest margin was 3.03% for the third quarter of Fiscal 2006 as compared to 3.28% for the same period in the prior fiscal year.

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

During the three months ended March 31, 2006, the Company recorded a provision for losses on loans and leases of $418,000 compared to $129,000 for the three months ended March 31, 2005, an increase of $289,000. See “Asset Quality” for further discussion.

Noninterest Income. Noninterest income was $2.1 million for the three months ended March 31, 2006 as compared to $2.1 million for the same period in the prior fiscal year, a decrease of $49,000, or 2.3%. The decrease in noninterest income was primarily due to a decrease in loan servicing income of $190,000 offset by increases in gain on sale of loans of $73,000, trust income of $35,000 and fees on deposits of $21,000.

Loan servicing income decreased $190,000 from $351,000 for the three months ended March 31, 2005 to $184,000 for the three months ended March 31, 2006 primarily due to a decrease in the number of loans serviced by the Bank.

Trust income increased $35,000 primarily due to assets under management increasing from $93.7 million at March 31, 2005 to $110.7 million at March 31, 2006.

Fees on deposits increased $21,000 primarily due to an increase in fees collected on point-of-sale purchases by customers. The remaining increase in fees on deposits is comprised of various other deposit fee income.

Noninterest Expense. Noninterest expense was $6.4 million for the three months ended March 31, 2006 as compared to $6.3 million for the three months ended March 31, 2005, an increase of $122,000, or 1.94%. The increase in noninterest expense was primarily due to increases in compensation and employee benefits of $120,000 and occupancy and equipment of $95,000 offset by a decrease in other noninterest expense of $93,000.

Compensation and employee benefits increased $120,000, or 3.1%, to $4.0 million for the three months ended March 31, 2006 as compared to $3.9 million for the three months ended March 31, 2005. Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company’s self-insured health plan were $382,000 for the three months ended March 31, 2006, an increase of $3,000 compared to the same period in the prior fiscal year. The remainder of the increase in compensation and employee benefits was primarily due to merit increases, bonuses and additional staffing over the prior year.

Occupancy and equipment expense increased $95,000 for the three months ended March 31, 2006 compared to the same period in the prior fiscal year primarily due to increases in depreciation expense of $37,000, utilities expense of $23,000 and rent expense of  $19,000.

Other noninterest expense decreased $93,000 for the three months ended March 31, 2006 compared to the same period in the prior fiscal year primarily due to a decrease in advertising of $189,000 offset by increases in community contributions for reinvestment in the communities we serve of $47,000 and legal expense of $44,000.

Income tax expense. The Company’s income tax expense for the three months ended March 31, 2006 decreased $266,000 or 42.1% to $366,000 compared to $632,000 for the same period in the prior fiscal year. The effective tax rate was 22.6% and 32.0% for the three months ended March 31, 2006 and March 31, 2005, respectively. The decrease in the effective tax rate for the quarter was the result of an increase in permanent tax differences primarily due to an increase in tax-exempt interest income.

Comparison of the Nine Months Ended March 31, 2006 and March 31, 2005

General. The Company’s net income was $3.6 million, or $0.91 for basic and $0.89 for diluted earnings per share for the nine months ended March 31, 2006, a $880,000 decrease in earnings compared to $4.5 million, or $1.14 for basic and $1.11 for diluted earnings per share for the same period in the prior fiscal year. For the nine months ended March 31, 2006, the return on average equity was 8.74%, a 21.4% decrease compared to 11.12% for the same period in the prior fiscal year. For the nine months ended March 31, 2006, the return on average assets was 0.52%, a 25.7% decrease compared to 0.70% for the same period in the prior fiscal year. As discussed in more detail below, the decreases were due to a variety of key factors, including a decrease in net interest income of $516,000 and increases in provision for losses on loans and leases of $4.0 million and noninterest expense of $718,000 offset by an increase in noninterest income of $3.8 million and a decrease in income tax expense of $572,000.

Interest, Dividend and Loan Fee Income. Interest, dividend and loan fee income was $39.1 million for the nine months ended March 31, 2006 as compared to $32.9 million for the same period in the prior fiscal year, an increase of $6.2 million or 18.7%. A $3.4 million increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 6.00% for the nine months ended March 31, 2005 to 6.64% for the nine months ended March 31, 2006 and a $1.4 million increase in interest, dividend and loan fee income was due to a 4.6% increase in the average volume of loans and leases receivable. The average yield on total interest-earning assets was 6.15% for the nine months ended March 31, 2006 as compared to 5.59% for the same period in the prior fiscal year.

Interest Expense. Interest expense was $20.0 million for the nine months ended March 31, 2006 as compared to $13.3 million for the same period in the prior fiscal year, an increase of $6.7 million or 50.1%. A $4.5 million increase in interest expense was the result of an increase in average rate paid on interest-bearing deposits from 2.09% for the nine months ended March 31, 2005 to 3.09% for the nine months ended March 31, 2006. A $454,000 increase in interest expense was a result of the average rate paid on FHLB advances and other borrowings increasing from 3.91% for the nine months ended March 31, 2005 to 4.41% for the nine months ended March 31, 2006 and a $439,000 increase in interest expense was the result of a 14.1% increase in the average balance of FHLB advances and other borrowings. An increase of $5.4 million in interest expense was the result of an increase in the average rate paid on total interest-bearing liabilities from 2.51% for the nine months ended March 31, 2005 to 3.47% for the nine months ended March 31, 2006.

Net Interest Income. The Company’s net interest income for the nine months ended March 31, 2006 decreased $516,000, or 2.6%, to $19.1 million compared to $19.6 million for the same period in the prior fiscal year. The decrease in net interest income was due primarily to an increase in the average rate paid on interest-bearing liabilities for the nine months ended March 31, 2006 compared to the same period in the prior fiscal year offset by an increase in the average yield on interest earning assets for the nine months ended March 31, 2006 compared to the same period in the prior fiscal year. The Company’s net interest margin was 3.01% for the nine months ended March 31, 2006 as compared to 3.33% for the same period in the prior fiscal year.

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

During the nine months ended March 31, 2006, the Company recorded a provision for losses on loans and leases of $4.5 million compared to $504,000 for the nine months ended March 31, 2005, an increase of $4.0 million. See “Asset Quality” for further discussion.

Noninterest Income. Noninterest income was $10.5 million for the nine months ended March 31, 2006 as compared to $6.7 million for the same period in the prior fiscal year, an increase of $3.8 million or 56.9%. The increase in noninterest income was due primarily to a gain on sale of land of $3.6 million along with increases in fees on deposits of $120,000 and trust income of $99,000 offset by a decrease in loan servicing income of $158,000.

Net gain on sale of land was $3.6 million due to the completion of a land sale transaction in the second quarter of Fiscal 2006.

Fees on deposits increased $120,000 primarily due to an increase in fees collected on point-of-sale purchases by customers. The remaining increase in fees on deposits is comprised of various other deposit fee income.

Trust income increased $99,000 primarily due to assets under management increasing from $93.7 million at March 31, 2005 to $110.7 million at March 31, 2006.

Loan servicing income decreased $158,000 from $963,000 for the nine months ended March 31, 2005 to $805,000 for the nine months ended March 31, 2006 primarily due to a decrease in the number of loans serviced by the Bank.

Noninterest Expense. Noninterest expense was $19.8 million for the nine months ended March 31, 2006 as compared to $19.1 million for the nine months ended March 31, 2005. The increase in noninterest expense was primarily due to increases in compensation and employee benefits $508,000 and occupancy and equipment of $155,000.

Compensation and employee benefits increased $508,000, or 4.2%, to $12.6 million for the nine months ended March 31, 2006 as compared to $12.1 million for the nine months ended March 31, 2005. Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company’s self-insured health plan were $1.2 million for the nine months ended March 31, 2006, an increase of $237,000, or 24.4% compared to the same period in the prior fiscal year. The remainder of the increase in compensation and employee benefits was primarily due to merit increases, bonuses and additional staffing over the prior year.

Occupancy and equipment expense increased $155,000 for the nine months ended March 31, 2006 compared to the same period in the prior fiscal year primarily due to increases in depreciation expense of $66,000, utilities expense of $32,000 and rent expense of  $30,000.

Income tax expense. The Company’s income tax expense for the nine months ended March 31, 2006 decreased $572,000 or 25.3% to $1.7 million compared to $2.3 million for the same period in the prior fiscal year. The effective tax rate was 32.1% and 33.7% for the nine months ended March 31, 2006 and March 31, 2005, respectively. The decrease in the effective tax rate was the result of an increase in permanent tax differences primarily due to an increase in tax-exempt interest income.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2006, the Bank had outstanding commitments to originate residential mortgage loans of $28.3 million, commercial real estate loans of $5.1 million and commercial business loans of $11.4 million. In addition, the Bank had outstanding commitments to sell residential mortgage loans of $5.3 million, commercial business loans of $659,000 and consumer student loans of $3.3 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At March 31, 2006, the Bank had $383,000 commitments to purchase securities available for sale and no commitments to sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. The Bank currently has two unsecured lines of federal funds totaling $25.0 million with correspondent banks. There were no funds drawn on either line of credit at March 31, 2006. Additionally, as of March 31, 2006, the Bank had $43.5 million in out-of-market certificates of deposit. The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

On March 31, 2006, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2005 could be acquired through April 30, 2006. As of March 31, 2006, a total of 47,300 shares of common stock had been purchased pursuant to that program, all of which were purchased during May and June 2005. In addition, the Company approved a new stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2006 may be acquired through April 30, 2007. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At March 31, 2006, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts. The Bank had Tier 1 (core) capital of 8.24% at March 31, 2006. The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had total risk-based capital of 10.81% at March 31, 2006.

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

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date, and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure. The Company adopted the Black-Scholes option-pricing model and the modified prospective method.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented, unless it is impracticable to do so. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company has not determined the effect the adoption of SFAS No. 154 will have on its consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 requires the recognition of all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective the beginning of the first fiscal year that begins after September 15, 2006. The Company has not determined the effect the adoption of SFAS No. 156 will have on its financial statements.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The converse situation can also be expected. One approach used to quantify interest rate risk is the NPV analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at December 31, 2005 (the most recent report available) and March 31, 2005, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or —200 basis points, measured in 100 basis point increments). Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 or that the Company’s primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2006 changed significantly when compared to June 30, 2005.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of December 31, 2005” and “Selected Asset and Liability Price Tables as of March 31, 2005”. Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

	December 31, 2005
Change in Interest Rates	Estimated NPV Amount	Estimated Increase
		(Decrease) in NPV
		Amount	Percent

	(Dollars in thousands)
Basis Points
+300	$90,630	$(17,361)	(16)%
+200	97,846	(10,145)	(9)
+100	103,269	(4,722)	(4)
—	107,991	—	—
-100	110,442	2,451	2
-200	107,618	(372)	—

	March 31, 2005
Change in Interest Rates	Estimated NPV Amount	Estimated Increase
		(Decrease) in NPV
		Amount	Percent

	(Dollars in thousands)
Basis Points
+300	$95,398	$(9,866)	(9)%
+200	100,323	(4,941)	(5)
+100	103,605	(1,659)	(2)
—	105,264	—	—
-100	103,748	(1,516)	(1)
-200	97,604	(7,660)	(7)

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

The Company, the Bank and their subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and/or the Bank in the proceedings, that the resolution of these proceedings are not likely to have a material effect on the Company’s consolidated financial condition or results of operations. The Company and its direct and indirect subsidiaries are not aware of any legal actions or proceedings outside of the normal course of business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Current Program
January 1 - 31, 2006	0	$0.00	0	303,614
February 1 - 28, 2006	0	$0.00	0	303,614
March 1 - 31, 2006	0	$0.00	0	303,614

3rd Quarter Total	0	$0.00	0

The Company currently has in effect stock buyback program, which was publicly announced on April 25, 2005 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2005, which equals 350,914 shares, may be acquired through April 30, 2006. As of March 31, 2006, a total of 47,300 shares of common stock have been purchased pursuant to the program, all of which were purchased in the open market during May and June 2005.

The Company approved a new stock buyback program effective as of May 1, 2006, which was publicly announced on April 24, 2006, in which up to 10% of the common stock of the Company outstanding on May 1, 2006, which equals 394,035 shares, may be acquired through April 30, 2007.

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

HF Financial Corp.

(Registrant)

Date:	May 12, 2006	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2006	By:	/s/ Darrel L. Posegate
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