Form 10-K
period 2006-06-30
HF FINANCIAL CORP
filed 2006-09-27
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

Commission File Number 0-19972

HF FINANCIAL CORP.

Incorporated in the State of Delaware	I.R.S. Employer Identification No. 46-0418532

225 South Main Avenue, Sioux Falls, SD  57104

(605) 333-7556

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

As of September 25, 2006, there were 3,961,401 issued and outstanding shares of the registrant’s common stock.

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such common equity as of December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $74.6 million.  (The exclusion from such amount of the market value of the common equity owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Annual Report on Form 10-K - Portions of the Proxy Statement for 2006 Annual Meeting of Stockholders.

Annual Report on Form 10-K
Table of Contents

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

Forward-looking statements about the Company’s expected financial results and other plans are subject to certain risks, uncertainties and assumptions.  These include, but are not limited to, the risks discussed in Part I, Item 1A “Risk Factors” in this Form 10-K and the following: possible legislative changes and adverse economic, business and competitive conditions and developments (such as shrinking interest margins and continued short-term rate environments); deposit outflows; reduced demand for financial services and loan products; changes in accounting policies or guidelines, or in monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan and lease portfolios; the ability or inability of the Company to manage interest rate and other risks; unexpected or continuing claims against the Company’s self-insured health plan; the Company’s use of trust preferred securities; the ability or inability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; or other significant uncertainties.

Forward-looking statements speak only as of the date they are made.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

References in this Form 10-K to “we,” “our,” “us”  and other similar references are to the Company., unless otherwise expressly stated or the context requires otherwise.

PART I

Item 1.  Business

This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 8, “Financial Statements and Supplementary Data”.

The Company

HF Financial Corp., a unitary thrift holding company, was formed in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Bank (“the Bank”) issued in the mutual to stock conversion of the Bank.  The Company acquired all of the outstanding stock of the Bank on April 8, 1992.  The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law.  Unless otherwise indicated, all matters discussed in this Form 10-K relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank.  See “Subsidiary Activities” below for further information regarding the subsidiary operations of the Company and the Bank.

The executive offices of the Company and its direct and indirect subsidiaries are located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.  The Company’s telephone number is (605) 333-7556.

Website and Available Information

The website for the Company and the Bank is located at www.homefederal.com.  Information on this website does not constitute part of this Form 10-K.

The Company makes available, free of charge, its Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such forms are filed with or furnished to the SEC.  Copies of these documents are available to stockholders upon request addressed to the Secretary of the Company at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.

The Bank

The Bank was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota.  The Bank provides full-service consumer and commercial business banking, including an array of financial products, to meet the needs of its market place.  The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential, commercial business, consumer, multi-family, commercial real estate, construction and agricultural loans.  The Bank’s consumer loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans.  The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments.  The Bank does not hold any non-investment grade bonds (i.e., “junk bonds”).  The Bank receives loan servicing income on loans serviced for others and commission income from credit life insurance on consumer loans.  The Bank, through its wholly-owned subsidiaries, offers annuities, mutual funds, life insurance and other financial products and equipment leasing services.

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”), and the Bank is subject to primary regulation and examination by the Office of Thrift Supervision (“OTS”).

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

Subsidiary Activities

In addition to the Bank, the Company had six other wholly-owned subsidiaries as of June 30, 2006:  HF Financial Group, Inc. (“HF Group”), HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”).

In August 2002, the Company formed HF Group, a South Dakota corporation, to market software to facilitate employee benefits administration, payroll processing and management and governmental reporting. HF Group has an approved line of credit with the Bank of $100,000, with no funds advanced as of June 30, 2006.  Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

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

The Mortgage Corp., a South Dakota corporation, was previously engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market.  The Mortgage Corp. had no activity during fiscal year 2006.

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

Hometown, a South Dakota corporation, provides financial and insurance products to customers of the Bank and members of the general public in the Bank’s market area.  Insurance products offered by Hometown primarily include annuities and life insurance products.  On August 8, 2003, the Company sold the property and casualty insurance book of business of Hometown to a third party for total proceeds of $375,000.  The sales agreement included a “covenant not to compete” clause, prohibiting Hometown from directly or indirectly selling property or casualty insurance for three years in the state of South Dakota.  This covenant expired as of August 8, 2006.  The transaction was effective as of July 31, 2003 and had an immaterial impact on the Company’s financial position and results of operations.  Hometown obtains its funding via a line of credit from the Bank.  Banking regulations do not limit the amount of funding provided to an operating subsidiary.  As of June 30, 2006, the Bank had advanced no funds on an approved line of credit of $100,000.  Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

Mid America Capital, a South Dakota corporation, specializes in equipment finance leasing.  Mid America Capital obtains its funding through a line of credit from the Bank.  Banking regulations do not limit the amount of funding provided to an operating subsidiary.  As of June 30, 2006, Mid America Capital had advanced $25.3 million on an approved line of credit of $35.0 million with the Bank.  Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

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

Mid-America, a South Dakota corporation, previously provided residential appraisal services to the Bank and other lenders in the Bank’s market area until the third quarter of fiscal 2002.  The cessation of operations of Mid-America had no material effect on the consolidated financial statements.  Mid-America had no activity during fiscal year 2006.

PMD, a South Dakota corporation, in the past was engaged in the business of buying, selling and managing repossessed real estate properties.  PMD had no activity during fiscal year 2006.

Market Area

Based on total assets at June 30, 2006, the Bank is the largest savings association headquartered in South Dakota.  The Bank has a total of 35 banking centers in its market area and one internet branch located at www.homefederal.com.  The Bank’s primary market area includes communities located in eastern and central South Dakota, including the cities of Sioux Falls, Brandon, Pierre, Winner, Freeman, Dell Rapids, Hartford, Canton, Parker, Lennox, Mitchell, Aberdeen, Mobridge, Brookings, Redfield, Dakota Dunes, Colman, Crooks, Watertown, Yankton and Harrisburg.  The Bank also has a branch in Marshall, Minnesota, which serves customers located in southwestern Minnesota, and its banking center located in Dakota Dunes, South Dakota which serves customers located in northwestern Iowa.  The Bank’s primary market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms.  The internet branch allows access to customers beyond traditional geographical areas.

Mid America Capital provides services to customers primarily in a five-state area in the upper Midwest, but originations can and have expanded nationwide based on relationships developed with existing Bank customers and other vendor relationships.

HF Group provides services to customers in the three-state region of South Dakota, Minnesota and Iowa.

Lending Activities

The Bank originates a variety of loans including business banking loans, including commercial and agricultural loans; mortgage lending, including one- to four-family residential mortgages; and consumer loans, including loans for automobile purchases, home equity and home improvement loans and student loans.

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

Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan.  The sale of participation interests in a loan are necessitated by the amount of the loan or the limitation of loans-to-one borrower.  See “Regulation-Loans-to-One Borrower” for a discussion of the loans-to-one borrower regulations.  In return for servicing these loans for the participants, the Bank generally receives a fee of 0.25% to 0.38%.  Also, income is received at loan closing from loan fees and discount points.  Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by appraisers approved pursuant to the Bank’s appraisal policy.

The HOLA includes a provision that limits the Bank’s non-residential real estate lending to no more than four times its total capital.  This maximum limitation, which at June 30, 2006 was $309.0 million, has not materially limited the Bank’s lending practices.

Under HOLA, the maximum amount which the Bank may lend to any one borrower is 15.00% of the Bank’s unimpaired capital and surplus or $12.1 million at June 30, 2006.  Loans in an amount equal to an additional 10.00% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral.  The Bank may request a waiver from the OTS to exceed the 15.00% loans-to-one borrower limitation on a case-by-case basis.  The Bank was not in compliance with the loans-to-one borrower limitation and had one borrower in excess of the loans-to-one borrower requirements at June 30, 2006.  See “Regulation-Loans-to-One Borrower” for more information and a discussion of the loans-to-one borrower regulations.

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

Agricultural Loans.  In order to serve the needs of the local agricultural community and improve the interest rate sensitivity and yield of its assets, the Bank originates agricultural loans through its agricultural division.  The agricultural division offers loans to its customers such as: (1) operating loans which are used to fund operating expenses which typically have a one year term and are indexed to the national prime rate; (2) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (3) agricultural farmland term loans which are used to fund land purchases or refinances; (4) specialized livestock loans to fund facilities and equipment for confinement enterprises; and (5) loans to fund ethanol plant development.  Agriculture real estate loans typically will have personal guarantees of the borrowers, a first lien on the real estate, interest rates adjustable to the national prime rate or Treasury Note rates, and annual, quarterly or monthly payments.  Operating and term loans are secured by farm chattels (crops, livestock, machinery, etc.), which are the operating assets of the borrower.  The Bank also originates agricultural loans directly and through programs sponsored by the Farmers Service Agency (“FSA”) of which a portion of such loans are also guaranteed in part by the FSA.

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

The Bank currently makes 10-, 15-, 20- and 30-year fixed- and adjustable-rate (“ARM”) one- to four-family residential mortgage loans in amounts up to 95.00% of the appraised value of the collateral property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank’s exposure at or below the 80.00% level.  The Bank generally offers an ARM loan having a fixed rate for the initial three to five years, which then converts to a one-year ARM loan for the remainder of the life of the loan.  The Bank also offers a one-year ARM loan with a rate below the Bank’s then current fixed-rate loan for a comparable 15- or 30-year term loan.  These loans provide for an annual cap and a lifetime cap at a set percent over the fully-indexed rate.

The Bank also offers certain new products to meet the recent needs of consumers.  Currently, the Bank offers 100% financing, interest only mortgages, 80/20 mortgages and reverse mortgages.  All of these mortgage products are sold in the secondary market and must meet the secondary market standards.

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

The Bank also originates fixed-rate one- to four-family residential mortgage loans through the South Dakota Housing Development Authority (“SDHDA”) program.  These loans generally have terms not to exceed 30 years and are insured by the Federal Housing Administration (“FHA”), Veterans Administration (“VA”), Rural Development or private mortgage insurance.  The Bank receives an origination fee of 1.00% of the loan amount from the borrower and a servicing fee of generally 0.38% from the SDHDA for these services.  The Bank is the largest servicer of loans for the SDHDA.  At June 30, 2006, the Bank serviced $508.0 million of mortgage loans for the SDHDA.  See Note 6 of “Notes to Consolidated Financial Statements”, which is included in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K for information on loan servicing.

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

Consumer Lending

Other Consumer Lending.  The Bank’s management considers its consumer loan products to be an important component of its lending strategy.  Specifically, consumer loans generally have shorter terms to maturity and carry higher rates of interest than one- to four-family residential mortgage loans.  In addition, the Bank’s management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

The Bank currently purchases automobile conditional sales contracts from selected dealers within its market area, as well as originating automobile loans directly.  The growth in indirect lending has provided securitization opportunities in the capital markets.  On January 31, 2003, the Bank sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction.  The proceeds were used in part to continue to service the demand of the Bank’s dealer network.  The Bank had the option to execute a cleanup call when the total outstanding balance was at 10.0% or less of the original pool balance, or $5.0 million.  On November 9, 2005, the Bank exercised its option to execute the cleanup call by purchasing the outstanding principal balances of the securitized motor vehicle installment loans.  See Note 3 of  “Notes to Consolidated Financial Statements”, which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, for details on the consumer automobile loan securitization.

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

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans, which are unsecured or are secured by rapidly depreciable assets, such as automobiles or boats.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Leases are originated generally in a five-state area in the upper Midwest.  All leases are secured by the equipment leased, with personal guarantees of the borrowers normally obtained on commercial leases.

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

Municipal Leases.  The Bank and Mid America Capital also originate leases to municipal entities such as cities, counties, and public schools.  The lessee must be a political subdivision of the state in order to qualify as a municipal lease.  Because the interest income earned on this type of lease is exempt from federal income taxes, the rate offered to the municipality is usually substantially lower than a comparable commercial lease.  Repayment terms generally are on a monthly, semi-annual or annual basis.  Residuals are $1.00 for municipal leases.

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

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)

One- to four-family (1)	$108,342	14.57%	$106,832	15.46%	$104,492	15.80%	$100,065	16.18%	$79,074	13.78%
Multi-family	34,161	4.59	34,241	4.95	42,721	6.46	49,364	7.98	56,952	9.92
Commercial real estate and business (2)	248,060	33.35	223,812	32.39	213,696	32.32	206,975	33.46	184,573	32.16
Agricultural real estate	31,484	4.23	23,954	3.47	20,449	3.09	18,002	2.91	12,722	2.22
Construction and development	33,596	4.52	15,454	2.24	15,044	2.28	9,083	1.47	12,738	2.22
Equipment finance leases (2)	29,343	3.95	33,090	4.79	26,942	4.07	23,016	3.72	22,834	3.98
Agricultural business	57,985	7.80	50,088	7.25	42,953	6.50	40,109	6.48	26,707	4.65
Consumer Loans:
Automobiles	106,900	14.37	108,621	15.72	101,669	15.38	74,066	11.98	84,782	14.77
Deposit account	1,553	0.21	1,253	0.18	1,489	0.22	1,463	0.24	1,597	0.28
Student (3)	420	0.06	400	0.06	324	0.05	7,745	1.25	7,340	1.28
Junior liens on mortgages	84,898	11.42	87,243	12.63	85,684	12.96	81,064	13.11	73,680	12.84
Other (4)	6,932	0.93	5,968	0.86	5,748	0.87	7,503	1.22	10,894	1.90
Total consumer loans	200,703	26.99	203,485	29.45	194,914	29.48	171,841	27.80	178,293	31.07

Total gross loans and leases	$743,674	100.00%	$690,956	100.00%	$661,211	100.00%	$618,455	100.00%	$573,893	100.00%

Less:
Undisbursed portion of loans in process	(9,674)		(6,350)		(7,338)		(3,576)		(4,678)
Deferred fees and discounts	883		1,289		1,029		364		504
Allowance for losses	(5,657)		(5,076)		(3,605)		(3,842)		(4,461)
Total loans and leases receivable, net	$729,226		$680,819		$651,297		$611,401		$565,258

(1)          Includes one- to four-family loans held for sale.

(2)          Includes tax-exempt loans and leases

(3)          Includes student loans held for sale.

(4)          Includes mobile home loans.

The following table sets forth the composition of the Company’s loan and lease portfolio from continuing operations by fixed- and adjustable-rate in dollar amounts and in percentages (before deductions for the undisbursed portion of loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated).  Variable loans are tied to various indices including prime rate and the treasury yield curve and have reset dates ranging from daily to several years.

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)

Fixed-Rate Loans and Leases:

One- to four-family (1)	$70,341	9.46%	$65,605	9.49%	$70,895	10.72%	$72,472	11.72%	$45,804	7.98%
Multi-family, commercial & construction (2)	115,939	15.59	70,121	10.14	70,696	10.69	65,070	10.52	66,305	11.55
Agricultural real estate	9,495	1.28	4,096	0.59	2,609	0.39	4,760	0.77	1,305	0.23
Consumer (3)	151,354	20.35	141,942	20.54	133,012	20.12	110,037	17.79	127,488	22.21
Agricultural business	6,673	0.90	6,759	0.98	3,905	0.59	5,285	0.85	5,596	0.98
Equipment finance leases (2)	29,343	3.95	33,090	4.79	26,942	4.07	23,016	3.72	22,834	3.98
Total fixed-rate loans and leases	383,145	51.53	321,613	46.53	308,059	46.58	280,640	45.37	269,332	46.93

Adjustable-Rate Loans:

One- to four-family (1)	38,001	5.11	41,227	5.97	33,597	5.08	27,593	4.46	33,270	5.80
Multi-family, commercial & construction	199,878	26.87	203,386	29.44	200,765	30.36	200,352	32.40	187,958	32.75
Agricultural real estate	47,770	6.42	19,858	2.87	17,840	2.70	13,242	2.14	11,417	1.99
Consumer (3) (4)	49,349	6.64	61,543	8.92	61,902	9.37	61,804	10.00	50,805	8.85
Agricultural business	25,531	3.43	43,329	6.27	39,048	5.91	34,824	5.63	21,111	3.68
Total adjustable-rate loans	360,529	48.47	369,343	53.47	353,152	53.42	337,815	54.63	304,561	53.07

Total loans and leases	$743,674	100.00%	$690,956	100.00%	$661,211	100.00%	$618,455	100.00%	$573,893	100.00%

Less:
Undisbursed portion of loans in process	(9,674)		(6,350)		(7,338)		(3,576)		(4,678)
Deferred fees and discounts	883		1,289		1,029		364		504
Allowance for loan losses	(5,657)		(5,076)		(3,605)		(3,842)		(4,461)

Total loans and leases receivable, net	$729,226		$680,819		$651,297		$611,401		$565,258

(1)              Includes one- to four-family loans held for sale

(2)              Includes tax-exempt loans and leases

(3)              Includes mobile home loans

(4)              Includes student loans held for sale

The following schedule illustrates the scheduled principal contractual repayments of the Company’s loan and lease portfolio at June 30, 2006.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family (1)	Multi- Family	Commercial	Agricultural	Construction & Development	Consumer (2)	Commercial Business (3)	Agricultural	Total
	(Dollars in Thousands)
Due in 1 year or less	$3,996	$1,935	$27,556	$3,969	$4,471	$50,767	$58,769	$45,742	$197,205
After 1 to 5 years	27,486	9,845	46,193	7,433	3,374	138,862	53,976	8,746	295,915
Greater than 5 years	76,860	22,381	74,124	20,082	25,751	11,074	16,785	3,497	250,554
Total	$108,342	$34,161	$147,873	$31,484	$33,596	$200,703	$129,530	$57,985	$743,674

(1) Includes one- to four-family loans held for sale.

(2) Includes demand loans, loans having no stated maturity, student loans held for sale and overdraft loans.

(3) Includes equipment finance leases and tax-exempt leases.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their average contractual terms because of prepayments.  In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.  The Company’s 2005 Annual Report on Form 10-K schedule for payments due within 1 year or less totaled $200.9 million.  The Company’s Consolidated Statement of Cash Flows for fiscal year 2006 displays total principal collected on loans and leases totaling $337.1 million.  The difference is due to prepayments of loans at June 30, 2005 and to contractual payments and prepayments for new loans in fiscal year 2006.

The following table sets forth the composition of the Company’s deferred fees and discounts on loans as of the dates indicated.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

One- to four-family	$(616)	$(576)	$(561)	$(510)	$(554)
Multi-family, commercial real estate & construction	(348)	(278)	(334)	(407)	(508)
Consumer	113	122	113	65	5
Agricultural	(32)	(32)	(32)	(16)	(28)
Equipment finance leases	63	80	77	54	—
Commercial business	5	(15)	(125)	(164)	(16)
Dealer reserve	1,698	1,988	1,891	1,342	1,605
Total deferred fees and discounts	$883	$1,289	$1,029	$364	$504

Deferred fees and discounts on loans have trended from net deferred revenue to net deferred costs due to several factors.  In fiscal 2006, the trend slowed towards a net deferred revenue position.  Factors affecting this position include the following:

•                  An increasing amount of indirect automobile loans that include prepaid dealer reserves.  This increase was partially offset as a result of the sale of $50.0 million of automobile loans in January 2003, which resulted in a reduction of $1.0 million in prepaid dealer reserves at the time of the sale.  The decrease from fiscal 2005 to fiscal 2006 is a result of lower dollar volume of origination of indirect automobile loans.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification in accordance with applicable regulations.  On the basis of management’s monthly review of its assets, at June 30, 2006, the Company had designated $8.1 million of its assets as special mention and $3.9 million of its assets as classified.  Other potential problem loans are included in criticized and classified assets.  See “Asset Quality” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for further discussion.

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

At June 30, 2006, the Company’s investments in mortgage-backed securities totaled $107.0 million, or 11.1% of its total assets.  As of such date, the Bank also had a $5.6 million investment in the stock of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”) in order to satisfy the FHLB of Des Moines’ requirement for membership.

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table.

	At June 30, 2006
									Total Investment
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Securities
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value
	(Dollars in Thousands)
U.S. government agencies & corporations	$ —	—	$ 4,502	4.56%	$ 7,522	5.15%	$ —	—	$ 12,024	$ 11,798
Federal Home Loan Bank	—	—	9,933	4.71%	—	—	—	—	9,933	9,711
Municipal bonds	1,315	2.27%	791	2.94%	1,573	3.87%	2,424	3.87%	6,103	5,919
Preferred term securities	—	—	—	—	—	—	11,019	6.62%	11,019	10,951
Mortgage-backed securities	9	7.03%	—	—	25,283	5.00%	85,036	4.80%	110,328	107,042
Total investment securities	$ 1,324		$ 15,226		$ 34,378		$ 98,479		$ 149,407	$ 145,421

The effective maturities for the Bank’s mortgage-backed securities is much shorter due to the combination of prepayments and the variable nature of $67.6 million of mortgage-backed securities.  The variable or hybrid (fixed for a period of time and then variable thereafter) structure gives the Bank flexibility in risk management of the balance sheet.

The Company’s investment securities portfolio did not contain non-investment grade bonds (i.e., “junk bonds”) or other corporate debt securities.

The Bank’s investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors.  Investments may be made by the Bank’s officers within specified limits and approved in advance by the Board of Directors for transactions over these limits.  At the present time, the Bank does not have any investments that are held for trading purposes.  At June 30, 2006, the Company had $145.5 million of securities available for sale, including mortgage-backed securities of $107.0 million.  See Note 4 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, for further information on the Company’s investment portfolio.

Sources of Funds

General.  The Company’s primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, mortgage-backed securities and callable agency securities.  Secondary sources include sales of mortgage loans, sales and/or maturities of securities, out-of-market deposits and short-term investments.

Borrowings of the Bank are primarily from the FHLB of Des Moines, and may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.  The Bank has established collateral at the Federal Reserve Bank (“FRB”) as a contingent source of funding.  See Note 9 of the “Notes to Consolidated Financial Statements” which is included in Part II, Item 8 “Financial Statements and Supplementary Data ” of this Form 10-K, for further detail of the Company’s borrowings.

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

The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$84,757	11.02%	$85,705	12.58%	$75,251	11.42%
Interest bearing accounts weighted average rates of 0.95%, 0.52%, and 0.18% at June 30, 2006, 2005 and 2004	54,862	7.14	50,120	7.36	45,738	6.95
Savings accounts weighted average rates of 3.40%, 1.93% and 0.72% at June 30, 2006, 2005 and 2004	76,695	9.97	63,235	9.28	63,670	9.67
Money market accounts(1) weighted average rates of 3.89%, 2.80% and 1.40% at June 30, 2006, 2005 and 2004	232,471	30.23	209,116	30.70	211,928	32.17

Total transaction accounts	448,785	58.36	408,176	59.92	396,587	60.21

In-Market Certificates of Deposit:

0.00 - 3.99%	124,302	16.16	216,461	31.78	206,552	31.36
4.00 - 4.99%	104,320	13.57	19,356	2.84	16,102	2.44
5.00 - 5.99%	34,135	4.44	7,322	1.07	10,312	1.57
6.00 - 6.99%	7	0.00	1,605	0.24	12,335	1.87
7.00 - 7.99%	—	—	—	—	1,006	0.15
Total in-market certificates of deposit	262,764	34.17	244,744	35.93	246,307	37.39

Out-of-market certificates of deposit weighted average rate of 4.69%, 3.09% and 2.23% at June 30, 2006, 2005 and 2004	57,453	7.47	28,296	4.15	15,825	2.40

Total certificates of deposit	320,217	41.64	273,040	40.08	262,132	39.79
Total deposits	$769,002	100.00%	$681,216	100.00%	$658,719	100.00%

(1)          Includes out-of-market money market accounts in the amount of $1.9 million and $18.4 million at June 30, 2005 and 2004, respectively. There were no out-of-market money market accounts at June 30, 2006.

The following table sets forth the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of June 30, 2006.

	Maturity
	3 Months	3 to 6	6 to 12	Over
	or Less	Months	Months	12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000 (1)	$27,464	$22,668	$54,121	$84,707	$188,960

Certificates of deposit of $100,000 or more	15,179	7,508	11,775	16,413	50,875

Out-of-market certificates of deposit (2)	45,380	11,072	305	696	57,453

Public funds (3) (4)	7,798	11,038	2,635	1,458	22,929

Total certificates of deposit	$95,821	$52,286	$68,836	$103,274	$320,217

(1)           Includes funds from the Certificate of Deposit Account Registry Service (“CDARS”) certificate of deposit program of $5.4 million.

(2)           Includes certificates of deposit of $100,000 or greater of $55.9 million.

(3)           Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)           Includes certificates of deposit of $100,000 or greater of $21.4 million.

The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit.  See Note 8 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.  Deposits at June 30, 2006 and 2005 included $68.9 million and $51.6 million, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank’s borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgable loans, including but not limited to, its mortgage related loans, mortgage-backed securities and U.S. Government and other agency securities.  Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  At June 30, 2006, the Bank’s FHLB advances totaled $91.6 million, representing 10.1% of total Company liabilities.  See Note 9 of  “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, for further detail of the Company’s borrowings.

The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings at the dates indicated.

	Years Ended June 30,
	2006	2005	2004
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$152,369	$140,590	$92,985
Other borrowings	700	760	817

Average Balance:
FHLB and FRB advances	$119,408	$110,398	$79,038
Other borrowings	287	934	1,831

The following table sets forth certain information as to the Bank’s FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2006	2005	2004
	(Dollars in Thousands)

FHLB and FRB advances	$91,620	$118,959	$92,985
Other borrowings	—	705	765
Total borrowings	$91,620	$119,664	$93,750

Weighted average interest rate of FHLB and FRB advances	4.51%	4.13%	3.96%

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

Competition

The banking business is highly competitive and the Bank experiences competition in each of its markets from many other financial institutions, many of which are larger and may have significantly greater financial and other resources. Specifically, the Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions, that operate offices in our primary market areas and elsewhere. Many of these competitors are also well-established financial institutions.

Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to the Bank. The Bank competes with these institutions both in attracting deposits and in making loans. The Bank competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and convenient branch locations with inter-branch deposit and withdrawal privileges at each. The Bank competes for loans on the basis of quality of service, interest rates, loan fees and loan type. In addition, the Bank must attract its customer base from other existing financial institutions and from new residents. In new markets that we may enter, the Bank will also compete against well-established community banks that have developed relationships within the community.

Employees

At June 30, 2006, the Bank had a total of 312 full-time equivalent employees (“FTEs”) including 4 FTEs of the Bank’s subsidiary corporations. The Bank’s employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.

Regulation

General. The Bank is a federally chartered thrift institution, the deposits of which are federally insured by the DIF. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations, by its primary federal regulator, the OTS, and by its deposit insurer, the FDIC. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board. As the unitary thrift holding company of the Bank, the Company is also subject to federal regulation and oversight by the OTS. The purpose of the regulation of the Company, like other holding companies, is to protect subsidiary savings associations where deposits are federally insured.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this Form 10-K. The following discussion is intended to be a summary of the material statutes, regulations and policies applicable to savings associations and their holding companies, and it does not purport to be a complete discussion of all such statutes, regulations and policies.

Regulation of Federal Savings Associations. The OTS has extensive authority over the operations of federal savings associations, such as the Bank. Pursuant to this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations primarily by the OTS and to a lesser extent by the FDIC. The last examination of the Bank by the OTS concluded on February 26, 2006. Examiners may require a federal savings association to provide for higher general or specific loan loss reserves.

Assessments. The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed by totaling three components:  the Bank’s total assets, supervisory condition, and complexity of operations. The Bank’s OTS assessment (standard assessment) for the fiscal year ended June 30, 2006, was approximately $185,000.

Enforcement. The OTS has primary enforcement responsibility over savings associations, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices. Under the Federal Deposit Insurance Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the OTS, the FDIC may take action under certain circumstances.

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

In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing corrective actions and other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the association’s capital:

•      well-capitalized;

•      adequately capitalized;

•      undercapitalized;

•      significantly undercapitalized; or

•      critically undercapitalized.

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OTS is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets.

An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

•      an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized; and

•      the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.”  Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.

At June 30, 2006, the Bank met the criteria for being considered “well-capitalized.”

Business Activities. The activities of federal savings banks are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, many types of lending authority for federal savings associations are limited to a specified percentage of the institution’s capital or assets.

Loan and Investment Powers. The Bank derives its lending and investment powers from the HOLA, and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400.00% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20.00% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10.00% of assets being limited to small business loans; (d) a limit of 35.00% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5.00% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5.00% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In addition, the HOLA and the OTS regulations provide that a federal savings association may invest up to 10.00% of its assets in tangible personal property for leasing purposes. At June 30, 2006, the Bank met the 10.00% leasing limitation with 3.10% of total Bank assets. Such general leases, however, do not have to be aggregated with the institution’s loans for purposes of the HOLA’s investment and lending limitations. At June 30, 2006, the Bank met the 20.00% limitation with 15.27% of total Bank assets.

Loans-To-One Borrower. Under the HOLA, the Bank is generally subject to the same limits on loans-to-one borrower as are imposed on national banks. With specified exceptions, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15.00% of the association’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10.00% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2006, the Bank’s lending limit under this restriction was $12.1 million. The Bank was not in compliance with the loans-to-one borrower limitation and had one borrower in excess of the loans-to-one borrower requirements at June 30, 2006. At June 30, 2006, the aggregate amount of loans to the borrower totaled $12.5 million, which exceeded the limitation by approximately $400,000. As a result, the Bank submitted a plan to the OTS to be in compliance with the loans-to-one borrower limitation in the first quarter of fiscal 2007. On September 1, 2006, approximately $428,000 of the loan was sold to a third party, bringing the Bank into compliance.

Insurance of Accounts and Regulation by the FDIC. The Bank is a member of, and pays deposit insurance assessments to, the DIF, which is administered by the FDIC. Savings deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC and such insurance is backed by the full faith and credit of the United States Government. Effective April 1, 2006, through the Federal Deposit Insurance Reform Act of 2005, the maximum insurance coverage for self-directed retirement plan deposits only, increased from $100,000 to $250,000.  All other deposit coverage remains at $100,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

The FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to commencement of the assessment period. The three capital categories consist of (a) well-capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.00% of deposits for an institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could do so again in the future.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .028% of insured deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established in 1987 to recapitalize the predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017.

The Bank’s assessment rate for the fiscal year ending June 30, 2006, ranged from 1.28 to 1.34 basis points and the premium paid for this period was $89,000, all of which was paid towards the FICO bonds. The FDIC has authority to increase insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

Under federal law, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Regulatory Capital Requirements. OTS regulations require the Bank to meet three minimum capital standards:

•      A tangible capital ratio requirement of 1.50%;

•      A leverage (core capital) ratio requirement of 4.00% (3.00% if a savings association has been assigned the highest composite rating); and

•      A risk-based capital ratio requirement of 8.00%.

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank’s risk profile. At June 30, 2006, the Bank exceeded each of its capital requirements as shown in the following table:

		Percent of Applicable
	Amount(2)	Assets(1)
	(Dollars in Thousands)

GAAP capital	$80,156	8.35%

Tier 1 (core) capital	$77,667	8.10%
Required	38,344	4.00
Excess over requirement	$39,323	4.10%

Risk-based capital	$83,324	10.65%
Required	62,615	8.00
Excess over requirement	$20,709	2.65%

(1)           Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk-based capital figures are determined as a percentage of risk-weighted assets.

(2)           The Bank’s investment in its subsidiaries is included for purposes of calculating regulatory capital.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk (“IRR”) concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. On May 10, 2002, the OTS adopted an amendment to its capital regulations, which eliminated the IRR component of the risk-based capital requirement.

Pursuant to the amendment, the OTS will continue to monitor the IRR of individual institutions through the OTS requirements for IRR management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of IRR and the responsibility of boards of directors in that area.

The OTS continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value (“NPV”). NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

Limitations on Dividends and Other Capital Distributions. The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus retained net income for the previous two years.

The OTS may disapprove of a notice or application if:

•      the Bank would be undercapitalized following the distribution;

•      the proposed capital distribution raises safety and soundness concerns; or

•      the capital distribution would violate a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or the FDIC, or a condition imposed on the Bank in an OTS-approved application or notice.

During the fiscal year ended June 30, 2006, the Bank paid cash dividends to the Company totaling $1.5 million.

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

Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), as implemented by the OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an “Outstanding” CRA rating in the OTS evaluation, which was completed on June 14, 2005.

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

Qualified Thrift Lender (“QTL”) Test. Under the HOLA, the Bank must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, the Bank is required to maintain at lease 65.00% of its “portfolio assets” (total assets less (a) specified liquid assets up to 20.00% of total assets, (b) intangibles, including goodwill, and (c) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12 month period. The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended.

At June 30, 2006, the Bank held 69.41% of its portfolio assets in qualified thrift investments and had more than 65.00% of its portfolio assets in qualified thrift investments for each of the 12 months during the fiscal year ended June 30, 2006, and thus qualified under the QTL test. The Bank has met the QTL test since its inception.

A savings bank that fails the QTL test and is unable to demonstrate a reasonable likelihood of meeting it in the future may be required to convert to a bank charter and will generally be prohibited from:  (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank. In addition, if the institution does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank.

Transactions with Affiliates. The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations, Sections 22(g), 22(h) 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W issued by the Federal Reserve Board, as well as additional limitations adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers.

In addition, the OTS regulations include additional restrictions on savings banks under Section 11 of the HOLA, including provisions prohibiting a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. OTS regulations also include certain specific exemptions from these prohibitions. The FRB and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Privacy Regulations. Under the OTS regulations adopted pursuant to the Gramm-Leach-Bliley Act of 1999, the Bank is required to adopt procedures to protect customers’ “nonpublic personal information.”  The regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place, which has been reviewed, for compliance with the regulations.

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

The Bank, through its trust department, acts as trustee, personal representative, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of June 30, 2006, the trust department of the Bank maintained approximately $114.6 million in assets under management.

Federal Reserve System. Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that (a) reserves of 3.00% must be maintained against aggregate transaction accounts of $48.3 million or less, subject to adjustment by the FRB, and (b) a reserve of 10.00% must be maintained against that portion of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these reserve requirements at June 30, 2006. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a FRB, or a passthrough account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets to the extent that the requirement exceeds vault cash.

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

At June 30, 2006, the Bank had $5.6 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock, subject to approval by the FHLB. For the fiscal year ended June 30, 2006, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $190,000, which constitutes a $6,500 increase in the amount of dividends received in fiscal year 2005.

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

•      Pursuant to Section 326, on May 9, 2003, the OTS, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules require each financial institution to implement a written customer identification program appropriate for its size, location and type of business that includes certain minimum requirements.

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

•      Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•      Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

The Sarbanes-Oxley Act. As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and to better protect investors from corporate wrongdoing.

The Sarbanes-Oxley Act’s principal legislation and the derivative rulemaking promulgated by the SEC includes:

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

•      forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•      an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•      a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•      a requirement that companies disclose whether at least one member of the audit committee is an “audit committee financial expert” (as such term is defined by the SEC) and if not, why not;

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

Furthermore, the NASDAQ Stock Market (the “NASDAQ”) has also implemented corporate governance rules which implement the mandates of the Sarbanes-Oxley Act. The material NASDAQ rules include, among other things, ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees, and requiring stockholder approval of all new stock option plans and all material modifications. These rules affect the Company because its common stock is listed on the NASDAQ National Market under the symbol “HFFC.”

The Company anticipates additional expenses in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulation. Management presently anticipates that the associated internal costs and third party expenses may be significant.

Holding Company Regulation. The Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is required to register with and be subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company and any of its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. Unlike bank holding companies, a savings and loan holding company is not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

“Grandfathered” Savings and Loan Holding Company Status. Because the Company acquired the Bank prior to May 4, 1999, the Company is a “grandfathered” unitary savings and loan holding company under the Gramm-Leach-Bliley Act. As such, the Company has restrictions on its business activities, provided the Bank continues to be a “qualified thrift lender.”  If, however, the Company is acquired by a non-financial company, or if it acquires another savings association subsidiary (and becomes a multiple savings and loan holding company), the Company will terminate its “grandfathered” unitary savings and loan holding company status, and become subject to certain limitations on the types of business activities in which the Company could engage. All “non-grandfathered” unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the Gramm-Leach-Bliley Act.

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, from acquiring:

•      control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

•      through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

•      control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•      in the case of certain emergency acquisitions approved by the FDIC;

•      if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•      if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located, or by a holding company that controls such a state chartered association.

In addition, if the Bank fails the QTL test (discussed above), the Company must register with the FRB as a bank holding company under the Bank Holding Company Act within one year of the Bank’s failure to so qualify.

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Delaware General Corporation Law. The Company is incorporated under the laws of the State of Delaware. Thus, the Company is subject to regulation by the State of Delaware and the rights of the Company’s stockholders are governed by the Delaware General Corporation Law.

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

To the extent earnings appropriated to a savings association’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2006, the Bank’s excess for tax purposes totaled approximately $4.8 million.

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

Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware which is made in quarterly payments.

Taxation in Other States. Mid America Capital is required to file state income tax returns in those states which lessees have operations.  The total taxes paid in the year ended June 30, 2006 were not material to the operation of Company.

Executive Officers of the Company

Information regarding the executive officers of the Company and the Bank is set forth below.

Curtis L. Hage - Mr. Hage, age 60, is Chairman, President and Chief Executive Officer of the Company. He was elected to the position of Chairman of the Board of Directors of the Company in September 1996 and has held the positions of President and Chief Executive Officer since February 1991. Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986. Since joining the Bank in 1968, he served in various capacities prior to being elected Executive Vice President. Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

Darrel L. Posegate – Mr. Posegate, age 48, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since January 2002. He was employed as Chief Financial Officer for West Des Moines State Bank, Des Moines, IA, a state banking institution, from 1998 until joining the Bank. Prior to that time, he was employed in senior leadership roles for community banking organizations in Iowa from 1983 to 1998. Mr. Posegate received his B.A. degree from Luther College, Decorah, IA, and is a Certified Public Accountant.

David A. Brown – Mr. Brown, age 44, has served as the Senior Vice President/Business Banking of the Bank since November 1999. Prior to joining the Bank, Mr. Brown served as Vice President/Manager Commercial Banking of Firstar Bank, Sioux City, Iowa, a national banking institution, a position he held since December 1998. Mr. Brown received his M.B.A. and a B.S. in Business Administration from University of South Dakota.

Mary F. Hitzemann - Ms. Hitzemann, age 53, has served as the Senior Vice President/Human Resources of the Bank since October 1993. Ms. Hitzemann joined the Bank in January 1993. Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992. Ms. Hitzemann received her B.A. degree from Augustana College.

Mark S. Sivertson - Mr. Sivertson, age 48, has served as the Senior Vice President/Trust Officer of the Bank since July 1996. He joined the Bank in February 1995 as Vice President/Trust Officer. Prior to joining the Bank, Mr. Sivertson was Vice President and Trust Officer in charge of the Investment Management and Trust Department at Western Bank. He holds a law degree from the University of North Dakota and his Certified Trust Financial Advisor designation from the American Bankers Association.

Natalie A. Solberg – Ms. Solberg, age 43, has served as the Senior Vice President/Service & Support of the Bank since October 2002. She joined the Bank in February 1994 as manager of the phone banking center and was promoted to Vice President/In-Touch Banking in October 1995. Prior to joining the Bank, she was employed by the Bank of New York from October 1989 to October 1993. Ms. Solberg received her B.S. from Northern State University.

Raymond C. Wilson – Mr. Wilson, age 48, has served as the Vice President/Senior Controller of the Bank since September 2003. Prior to joining the Bank, Mr. Wilson was the Corporate Finance Director for Interactive Information Service, Inc., a software development company, located in Cleveland, Ohio, from June 1999 to December 2002. Prior to that time, he held senior financial and accounting management positions with two community banks. Mr. Wilson received his B.B.A. degree in Finance and a MAFIS from Cleveland State University, Cleveland, Ohio.

Item 1A. Risk Factors

The following are certain material risks that our management believes are specific to us and our business. You should understand that it is not possible to predict or identify all such potential risks and, as such, this list of risk factors should not be viewed as all-inclusive or in any particular order. An investment in shares of our common stock involves various risks. Before deciding to make an investment decision regarding our common stock, you should carefully consider the risks described below in conjunction with the other information in this Form 10-K and information incorporated by reference into Form 10-K, including our consolidated financial statements and related notes which are set forth in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract deposits and charge lower rates to obtain the loan volume we need to grow, any of which may reduce our profitability. The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions, many of which are larger and may have significantly greater financial and other resources than we have. Specifically, we compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions, that operate offices in our primary market areas and elsewhere. Many of these competitors are also well-established financial institutions.

Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. We compete with these institutions both in attracting deposits and in making loans. In addition, we must attract our customer base from other existing financial institutions and from new residents. There is a risk that we will not be able to compete successfully with these other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits or charge lower interest rates to obtain loan volume, resulting in reduced profitability. In new markets that we may enter, we will also compete against well-established community banks that have developed relationships within the community.

Changes in interest rates may reduce our profitability. Our profitability depends in large part on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and mortgage-backed securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective in a changing rate environment and our financial condition and results of operations may suffer.

Interest rates were at historically low levels until June 2004 at which time the Federal Reserve began increasing short-term interest rates 17 times or 425 basis points. For the same two-year time period, long-term interest rates have not increased in kind, as the 10-year Treasury increased 56 basis points and the 30-year Treasury declined by 10 basis points. This flattening and slight inversion of the treasury yield curve caused by increasing short-term rates and lagging long-term rates has had, and continues to have, a negative impact on our net interest margin. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to re-price upwards faster than the rates on our long-term loans and investments, we will experience further compression of our net interest margin, which will have a negative effect on our profitability.

Our growth may require us to raise additional capital that may not be available when it is needed or may not be available on terms acceptable to us. We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our future continued growth, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth could be materially impaired.

In the event that we are able to raise capital through the issuance of additional shares of common stock or other securities, the ownership interests of current investors would be diluted and the per share book value of our common stock may be diluted. New investors may also have rights, preferences and privileges senior to the holders of our common stock, which may adversely affect the holders of our common stock.

We may look to sell production assets, such as mortgage loans and auto loans, into the secondary market as a means to manage the size of the balance sheet and manage the use of capital. The demand for these products in the capital markets is not driven by us and may not benefit us at the time we look to sell the loans.

We are subject to extensive regulations that may limit or restrict our activities and the cost of compliance is high. We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not stockholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on common stock, and our ability to make acquisitions could be materially and adversely affected.

Congress and federal agencies continually review laws, regulations and policies applicable to the banking industry for possible changes, and we cannot predict the effects of these changes on our business and profitability. Because, like all banks and bank holding companies, government regulation greatly affects our business and financial results, our cost of compliance could adversely affect our ability to operate profitably. See “Regulation” under Part I, Item 1 “Business”  of this Form 10-K for a detailed discussion of regulation requirements.

Changes in accounting standards may materially impact our financial statements. Accounting principles generally accepted in the United States of America and accompany accounting pronouncements, implementation guidelines, interpretations and practices for many aspects of our business are complex and involve subjective judgments, such as accounting for the allowance for loan and lease losses and pending and incurred but not reported health claims. Changes in these estimates or changes in other accounting rules and principles, or their interpretation, could significantly change our reported earnings and operating results, and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations.

Our success is influenced by growth in South Dakota and lack of growth or changes in national and South Dakota economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline and as loans and deposits decline. Our success and growth is significantly influenced by the growth in population and income levels and deposits in our primary market areas which are mainly in South Dakota. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Additionally, there are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recessions, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because our business operations and activities are concentrated in the State of South Dakota and most of our credit exposure is in that state, we are specifically at risk from adverse economic, political and business conditions that affect South Dakota.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolios, which could adversely affect our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date, the determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Accordingly, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results by decreasing our net income.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. In considering information about specific borrower situations our analysis is subject to the risk that we are provided inaccurate or incomplete information. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

Additionally, bank regulators periodically review our allowance for loan losses and may require an increase in the provision for loan losses or recognize loan charge-offs based upon their judgments, which may be different from ours. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory authorities may adversely affect our operating results.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance. Our people are our most important resource and competition for qualified employees is intense. In order to retain and attract qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest noninterest expense. In addition, because certain information concerning our employee compensation is included in our filings with the SEC and is, therefore, available to our competitors, we believe that our employees may be more highly recruited by our competitors. If we are unable to continue to retain and attract qualified employees, or if compensation costs required to retain and attract qualified employees becomes more expensive, our performance, including our competitive position, could be affected.

Our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance. Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner than enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Risks Related to Our Common Shares

The trading volume in our common stock has been low, and the sale of a substantial number of shares of our common stock in the public market could depress the price of our common stock and make it difficult for you to sell your shares. Our common stock is listed to trade on the NASDAQ National Market, but is thinly traded. As a result, you may not be able to sell your shares of common stock on short notice. Additionally, thinly traded stock can be more volatile than stock trading in an active public market. The sale of a substantial number of shares of our common stock at one time could temporarily depress the market price of our common stock, making it difficult for you to sell your shares and impairing our ability to raise capital.

Our ability to pay dividends depends primarily on dividends from our banking subsidiary, Home Federal Bank, which is subject to regulatory limits. We are a unitary thrift holding company and our operations are conducted primarily by our banking subsidiary, Home Federal Bank. Since we receive substantially all of our revenue from dividends from Home Federal Bank, our ability to pay dividends on our commons stock depends on our receipt of dividends from Home Federal Bank. Dividend payments from Home Federal Bank are subject to legal and regulatory limitations, generally based on net income and retained earnings. The ability of Home Federal Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that Home Federal Bank will be able to pay dividends to us in the future or that we will generate adequate cash flow to pay dividends in the future. The inability to receive dividends from Home Federal Bank could have an adverse affect on our business and financial conditions. Similarly, our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business. Security breaches in our internet banking activities or other communication and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We rely on standard internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures.

Certain provisions of our certificate of incorporation and bylaws and our stockholder rights plan, as well as federal law, may discourage, delay or prevent an acquisition of control of us. Certain provisions included in our certificate of incorporation and bylaws and our stockholder rights plan, as well as certain provisions of federal law, may discourage, delay or prevent potential acquisitions of control of us, particularly when attempted in a transaction that is not negotiated directly with, and approved by, our Board of Directors, despite possible benefits to our stockholders.

Specifically, our certificate of incorporation and bylaws include certain provisions that:

•      limit the voting power of shares held by a stockholder beneficially owning in excess of 10% of the then-outstanding shares of our common stock;

•      require that certain business combinations between us and a stockholder beneficially owning in excess of 10% of the then-outstanding shares of our common stock (i) be approved by at least 66 2/3% of the total number of our outstanding voting shares, voting as a single class, (ii) be approved by a majority of the Board of Directors serving prior to the 10% stockholder becoming such, or (iii) involve consideration per share generally equal to that paid by such 10% stockholder when such stockholder acquired his, her or its stock;

•      divide our Board of Directors into three classes serving staggered three-year terms and provide that a director may only be removed prior to the expiration of a term for cause by the affirmative vote of the holders of at least 80% of the voting power of all of the then-outstanding shares of capital stock entitled to vote in an election of directors;

•      require that a special meeting of stockholders be called pursuant to a resolution adopted by a majority of our Board of Directors;

•      authorize the issuance of preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors; and

•      require that amendments to (i) our certificate of incorporation be approved by a two-thirds vote of our Board of Directors and by a majority of the outstanding shares of our voting stock or, with respect to the amendment of certain provisions (regarding, among other things, provisions relating to number, classification, election and removal of directors, amendment of the bylaws, call of special stockholder meetings, acquisitions of control, director liability, and certain business combinations), by 80% of the outstanding shares of our voting stock, and (ii) our bylaws be approved by a majority vote of our Board of Directors or the affirmative vote of at least 80% of the total votes eligible to be voted at a duly constituted meeting of stockholders.

In addition, we have adopted a stockholder rights plan designed to protect our stockholders against transactions that our Board of Directors believes are unfair or otherwise not in our best interests or the best interests of our stockholders. Under the rights plan, each holder of record of our common stock, subject to the limits of the rights plan, has received, or will receive, one preferred share purchase right for each common share. The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 20% or more of our voting stock. Each right entitles the holder (other than the acquiring party) to purchase, under specified circumstances, one one-hundredth of a share of our Series A Junior Participating Preferred Stock.

Furthermore, federal law requires OTS approval prior to any direct or indirect acquisition of “control” (as defined in OTS regulations) of the Bank, including any acquisition of control of us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104. Currently, the Bank also conducts business from 34 other offices located in its primary market area. Of such 35 total business offices, the Company owns 20, including the main office, and leases 15 others.

The total net book value of the Company’s premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2006 was $14.5 million. Management believes that the Company’s existing properties are adequate for its current needs.

Item 3. Legal Proceedings

On June 26, 2006,the Company filed a $3.8 million lawsuit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, for their role in a participation loan, alleging fraud, breach of fiduciary duty, conspiracy and negligent misrepresentation.  These damages were the result of a failure by the lead bank to make disclosures regarding an investigation of the commercial customer by the Iowa Attorney General at the time the Bank agreed to an extension of loan participation agreements. Legal proceedings are currently pending in the Second Judicial Circuit Court, Minnehaha County, South Dakota.

In addition, the Company, the Bank and each of their subsidiaries are, from time to time, involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is generally the opinion of management, after consultation with counsel representing the Bank and the Company in any such proceedings, that the resolution of any such proceedings should not have a material effect on the Company’s consolidated financial position or results of operations. The Company, the Bank and each of their subsidiaries are not aware of any legal actions or other proceedings contemplated by governmental authorities outside of the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Listing

The Company’s common stock is traded under the symbol “HFFC” on the NASDAQ National Market System.

The following table sets forth the range of high and low sale prices for the Company’s common stock for each of the fiscal quarters of the two years ended June 30, 2006 and 2005. Quotations for such periods are as reported by the NASDAQ National Market System and have been retroactively adjusted for the 10% stock dividend paid on April 24, 2006 to shareholders of record as of April 10, 2006.

FISCAL 2006	HIGH	LOW
1st Quarter	$19.36	$15.46
2nd Quarter	$17.91	$16.23
3rd Quarter	$18.45	$16.89
4th Quarter	$18.95	$15.84

FISCAL 2005	HIGH	LOW
1st Quarter	$15.86	$12.76
2nd Quarter	$17.50	$14.65
3rd Quarter	$22.49	$16.36
4th Quarter	$23.32	$17.50

As of September 25, 2006, the Company had 524 holders of record of its common stock.

The transfer agent for the Company’s common stock is Mellon Investor Services, PO Box 3315, South Hackensack, New Jersey, 07606-1915.

Dividends

The Company paid cash dividends on a quarterly basis of $0.1023, $0.1023, $0.1025 and $0.1025 per share throughout fiscal 2006. The Company paid cash dividends on a quarterly basis of $0.10, respectively, per share in fiscal 2005. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors the Board of Directors deems relevant. On July 31, 2006, the Board of Directors announced the approval of a cash dividend of $0.1025 per share and the Company paid the respective cash dividends on August 16, 2006 to shareholders of record on August 9, 2006. The Company’s ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, the Bank, which are subject to OTS regulations. The ability of the Company to pay dividends is also subject to the terms of the agreements on subordinated debentures payable to trusts, should the Company elect to defer interest payments. In addition, the Company’s ability to pay dividends is subject to the terms of its line of credit with First Tennessee Bank, NA. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Form 10-K.

Sales of Unregistered Stock

The Company had no sales of unregistered stock during the fiscal year ended June 30, 2006.

Issuer Purchases of Equity Securities

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended June 30, 2006.

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
April 1 - 30, 2006	—	$0.00	—	333,975
May 1 - 31, 2006	—	$0.00	—	394,035
June 1 - 30, 2006	—	$0.00	—	394,035
4th Quarter Total	—	$0.00	—

During the fiscal year ended June 30, 2006, the Company had in effect a stock buy back program which was publicly announced on April 25, 2005 in which the Company was permitted to repurchase up to 10% of the common stock of the Company that was outstanding on May 1, 2005, which equaled 333,975 shares. This stock buy back program expired on April 30, 2006. A total of 47,300 shares of common stock were purchased under the program during the fiscal year ended June 30, 2005. No shares were purchased under the program during the fiscal year ended June 30, 2006.

The Company approved a new stock buy back program, which began on May 1, 2006 and was publicly announced on April 24, 2006. Under this program, the Company may repurchase up to 10% of the common stock of the Company outstanding on May 1, 2006, which equals 394,035 shares, through April 30, 2007. There were no shares purchased pursuant to the program during the fiscal year ended June 30, 2006.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial statement and operations data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing in Part II, Item 8 “Financial Statements and Supplementary Data,” of this Form 10-K and with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. The Company’s selected financial statement and operations data for each of the fiscal years 2002 through 2004 have been derived from audited consolidated financial statements, which have been audited by McGladrey & Pullen, LLP, independent public accountants. The Company’s selected financial statement and operations data for each of the fiscal years 2005 and 2006, have been derived from audited consolidated financial statements, which have been audited by Eide Bailly, LLP, independent public accountants.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$961,294	$897,874	$847,070	$801,103	$723,227
Securities available for sale	145,518	142,429	122,715	88,527	82,804
FHLB stock	5,647	7,699	5,469	7,025	6,332
Loans and leases receivable	721,603	670,581	640,946	595,417	559,814
Loans held for sale	7,623	10,238	10,351	15,984	6,559
Deposits	769,002	681,216	658,719	621,381	562,596
Advances from FHLB and other borrowings	91,620	119,664	93,750	89,819	84,308
Subordinated debentures payable to trusts	27,837	27,837	27,837	20,620	10,310
Stockholders’ equity	56,058	53,635	51,649	49,358	48,536

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, Except Per Share Data)
Selected Statement of Income Data:
Interest and dividend income	$53,411	$44,946	$40,260	$44,262	$48,185
Interest expense	27,762	18,747	15,188	17,997	23,573
Net interest income	25,649	26,199	25,072	26,265	24,612
Provision for losses on loans and leases	5,279	2,681	2,020	3,173	1,905
Net interest income after provision for losses on loans and leases	20,370	23,518	23,052	23,092	22,707
Loan servicing income	1,123	1,248	1,334	1,442	1,419
Gain on sale of land, net	3,557	—	—	—	—
Gain on sale of loans, net	969	924	1,555	1,797	1,903
Gain on sale of securities, net	3	20	43	352	135
Other noninterest income	7,199	6,822	6,896	6,895	6,369
Noninterest expense	(26,499)	(24,936)	(24,773)	(26,048)	(24,806)
Income from continuing operations before income taxes	6,722	7,596	8,107	7,530	7,727
Income tax expense	2,214	2,431	2,891	2,584	2,856
Income from continuing operations	4,508	5,165	5,216	4,946	4,871
Discontinued Operations:
Income (loss) from operations of discontinued segment (net of income taxes)	—	—	—	253	(246)
(Loss) on discontinued segment (net of income taxes)	—	—	—	(224)	(1,440)
Income (loss) from discontinued operations	—	—	—	29	(1,686)
Net income	$4,508	$5,165	$5,216	$4,975	$3,185

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, Except Per Share Data)
Basic earnings (loss) per share: (1)
Income from continuing operations	$1.15	$1.33	$1.34	$1.24	$1.15
Income (loss) from discontinued operations	—	—	—	0.01	(0.40)
Net income	1.15	1.33	1.34	1.25	0.75

Diluted earnings (loss) per share: (1)
Income from continuing operations	1.13	1.29	1.30	1.22	1.13
Income (loss) from discontinued operations	—	—	—	0.01	(0.39)
Net income	1.13	1.29	1.30	1.23	0.74

Dividends declared per share (1)	0.41	0.40	0.39	0.38	0.36
Dividend payout ratio from continuing operations (2)	35.20%	30.03%	29.33%	30.81%	31.92%

Interest rate spread (average during period)	2.60%	3.02%	3.18%	3.42%	3.25%
Net interest margin (3)	2.98	3.29	3.41	3.72	3.66
Net interest margin, TE (4)	3.01	3.32	3.45	3.75	3.69

Average interest-earning assets to average interest-bearing liabilities	1.12	1.12	1.11	1.12	1.12

Equity to total assets (end of period)	5.83	5.97	6.10	6.16	6.71
Equity-to-assets ratio (ratio of average equity to average total assets)	5.94	6.25	6.36	6.52	7.17

Nonperforming assets to total assets (end of period)	0.40	0.78	0.27	0.77	1.59

Allowance for loan and lease losses to nonperforming loans and leases (end of period) (5)	168.11	73.24	174.75	65.89	40.02

Allowance for loan and lease losses to total loans and leases (end of period)	0.77	0.74	0.55	0.62	0.78

Nonperforming loans and leases to total loans and leases (end of period) (5)	0.46	1.01	0.32	0.95	1.96

Noninterest expense to average total assets	2.87	2.91	3.11	3.42	3.42

Net interest income after provision for losses for loans and leases to noninterest expense (end of period)	76.87	94.31	93.05	88.65	91.54

Return on assets (ratio of income from continuing operations to average total assets)	0.49	0.60	0.66	0.65	0.67
Return on assets (ratio of net income to average total assets)	0.49	0.60	0.66	0.65	0.44

Return on equity (ratio of income from continuing operations to average equity)	8.23	9.66	10.30	9.96	9.37
Return on equity (ratio of net income to average equity)	8.23	9.66	10.30	10.02	6.13

Operating Efficiency Ratio (6)	71.41	67.68	68.57	69.08	71.29
Efficiency Ratio (7)	68.83	70.81	70.98	70.88	72.03
Number of full-service offices	35	34	34	34	33

(1) All per share data has been retroactively adjusted for the 10% stock dividend paid on April 24, 2006.

(2) Dividends declared per share divided by net income per share from continuing operations.

(3) Net interest income divided by average interest-earning assets.

(4) Net interest margin expressed on a fully taxable equivalent basis.

(5) Nonperforming loans and leases include nonaccruing loans and leases and accruing loans delinquent more than 90 days.

(6) Total noninterest expense divided by the sum of net interest income plus total noninterest income excluding net interest expense on trust preferred securities and gain on sale of land.

(7) Total noninterest expense divided by the sum of net interest income plus total noninterest income.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 8 “Financial Statements and Supplementary Data”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Business”.

Executive Summary

The Company’s net income for fiscal 2006 was $4.5 million, or $1.13 per diluted share, compared to $5.2 million, or $1.29 per diluted share for fiscal 2005. On a pro forma basis, if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation in fiscal 2005, the diluted share for Fiscal 2005 was $1.26. Return on average equity was 8.23% at June 30, 2006, compared to 9.66% at June 30, 2005.

The Company adopted SFAS 123R effective as of July 1, 2005. As a result, the Company recognized $189,000 in stock option expense for fiscal 2006 compared to no expense recognized for stock options granted under the Company’s stock option and incentive plans for the same period a year ago. The Company also recognized $425,000 in restricted stock expense for fiscal 2006, compared to $224,000 for the same period a year ago.

Net interest income for fiscal 2006 was $25.6 million, a decrease of $550,000 or 2.1% over the same period a year ago. The net interest margin was 2.98%, compared to 3.29% for the same period a year ago, a decline of 33 basis points. On a fully taxable equivalent basis, the net interest margin for fiscal 2006 was 3.01%, compared to 3.32% in fiscal 2005. The decrease in net interest income for the fiscal year ended June 30, 2006 as compared to the same period a year ago was due primarily to an increase in interest expense. The cost of funds rate on interest-bearing liabilities increased from 2.63% in fiscal 2005 to 3.60% in fiscal 2006, a change of 97 basis points. For the same period, yields on earning assets increased from 5.65% to 6.20%, an increase of 55 basis points. Increases in volume from fiscal 2005 to fiscal 2006 of average earning assets and interest-bearing liabilities were 8.4% and 8.4%, respectively. The flattening of the treasury yield curve caused by increasing short-term rates and lagging long-term rates continued to affect the Company’s net interest margin ratio during fiscal 2006. This is evidenced by the interest rate spread of 107 basis points between the 3-month Treasury and the 30-year Treasury at June 30, 2005, decreasing to 21 basis points at June 30, 2006.

Variability of the net interest margin ratio may be affected by many aspects, including Federal Reserve policies for short-term interest rates, competitive and global economic factors and customer preferences for various products and services. From June 30, 2005 to June 30, 2006, the Federal Reserve increased short-term interest rates eight times at 25 basis points each, for a total increase of 200 basis points. In addition, trust preferred securities issued are variable rated tied to LIBOR. The increase in interest rates caused an increase in this funding cost causing a decrease in margin of seven basis points.

The allowance for loan and lease losses increased to $5.7 million at June 30, 2006, compared to $5.1 million at June 30, 2005, an increase of $581,000 or 11.4%. The ratio of allowance for loan and lease losses to total loans and leases was 0.77% as of June 30, 2006 compared to 0.74% at June 30, 2005. Total nonperforming assets at June 30, 2006 were $3.9 million as compared to $7.0 million at June 30, 2005. The ratio of nonperforming assets to total assets decreased to 0.40% at June 30, 2006, compared to 0.78% at June 30, 2005. The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience. This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

As of June 30, 2006, the Company continued to record a receivable in the amount of $223,000 from the sale of certain loan participation interests in December 2005. The balance of this receivable represents the remaining amount the Company expects to be paid on the receivable and the Company has requested such payment from the lead bank. In addition, on June 26, 2006, the Company filed a $3.8 million lawsuit against this lead bank for their role in this participation loan, alleging fraud, conspiracy, and negligent misrepresentation. See Part 1, Item 3 “Legal Proceedings” of this Form 10-K.

Total deposits at June 30, 2006 were $769.0 million, an increase of $87.8 million, or 12.9%, from June 30, 2005. Interest expense on these deposits was $20.2 million for fiscal 2006, an increase of $7.5 million, or 59.5%, over the same period a year ago. A primary factor affecting interest expense was money market accounts. The volume of money market accounts increased by $23.4 million, or 11.2%, from June 30, 2005 to June 30, 2006. Interest expense for these accounts increased by $3.0 million, or 67.8%, compared to the same period in the prior fiscal year. With the actions taken by the Federal Reserve, the 91-day Treasury bill has risen significantly from 3.12% at June 30, 2005 to 4.98% at June 30, 2006, an increase of 186 basis points.

The total risk-based capital ratio of 10.65% at June 30, 2006, compared to the 10.66% at June 30, 2005. This continues to place the Bank in the “well capitalized” category within OTS regulation at June 30, 2006 and is consistent within the “well capitalized” OTS category in which the Company plans to operate. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans and a loan securitization.

Noninterest expense for fiscal 2006 was $26.5 million, compared to $24.9 million a year ago, an increase of $1.6 million or 6.3%. Compensation and employee benefits for fiscal 2006 accounted for an increase of $1.2 million, or 7.7%, from the same period a year ago. Net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements for fiscal 2006 were $1.5 million, compared to $1.3 million for the same period a year ago, an increase of $240,000 or 19.1%. This change is due to higher health claims expense amidst rising healthcare costs in the medical industry.

Noninterest income for fiscal 2006 was $12.9 million, compared to $9.0 million for the same period a year ago, an increase of $3.8 million or 42.6%. Excluding the one-time $3.6 million gain sale of land in December 2005, the increase was $280,000 or 3.1%. This increase was driven primarily by increases in fees on deposits and trust income. Fees on deposits increased in fiscal 2006 by $140,000 or 3.2% from fiscal 2005. For the same period, trust fees increased by $148,000 or 21.1%, as assets under management increased by 14.0%.

The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements. The operating efficiency ratio for fiscal 2006 was 71.41%, compared to 67.68% for the same period a year ago, an increase of 373 basis points. The operating efficiency ratio excludes the impact of net interest expense on the variable priced trust preferred securities and the one-time gain on sale of land. The Company has issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings. Net interest expense on the $27.8 million of trust preferred securities outstanding increased to $2.2 million for fiscal year 2006, compared to $1.6 million for the same period a year ago, an increase of $551,000 or 32.8%. The average rate paid on these securities increased 198 basis points, from 6.03% in Fiscal 2005 to 8.01% in Fiscal 2006. The total efficiency ratio was 68.83% at June 30, 2006 compared to 70.81% for the same period a year ago, a decrease of 198 basis points. Factors contributing to this increase in the efficiency ratio from a year ago include a $550,000 reduction in net interest income and an increase of $1.6 million in noninterest expenses for fiscal 2006, compared to the same period a year ago. It is the Company’s continuing goal to move the operating efficiency ratio towards the 50% level over the long term. Management believes that this can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.

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

Financial Condition Data

At June 30, 2006, the Company had total assets of $961.3 million, an increase of $63.4 million from the level at June 30, 2005. The increase in assets was due primarily to increases in net loans and leases receivable of $51.0 million, cash and cash equivalents of $8.8 million, investment securities available for sale of $3.1 million and office properties and equipment of $1.5 million offset by a decrease in FHLB stock of $2.1 million. The increase in liabilities of $61.0 million was due to increases in deposits of $87.8 million offset by a decrease in advances from the FHLB and other borrowings of $28.0 million from the levels at June 30, 2005. In addition, stockholders’ equity increased to $56.1 million at June 30, 2006 from $53.6 million at June 30, 2005 primarily due to net income of $4.5 million offset by cash dividends paid of $1.6 million.

The increase in net loans and leases receivable of $51.0 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal. In addition, deferred fees and discounts decreased by $406,000 primarily due to a decrease of $290,000 for deferred fees and discounts on indirect automobile loans that include prepaid dealer reserves.

The increase in cash and cash equivalents of $8.8 million was primarily due to the timing of items in clearing.

The increase in securities available for sale of $3.1 million was primarily the result of purchases of $59.8 million exceeding sales, maturities and repayments of $53.1 million. The purchases of $59.8 million included variable-rate, mortgage-backed securities of $12.1 million. Included in the $53.1 million of sales, maturities and repayments was approximately $36.8 million of mortgage backed securities principal repayments.

The increase in office properties and equipment of $1.5 million was primarily due to improvements to the main and outlying branch offices.

The decrease in FHLB stock of $2.1 million was primarily the result of the Company’s redemption of $6.6 million of stock offset by purchases of FHLB stock of $4.5 million.

The $87.8 million increase in deposits was primarily due to increases in out-of-market certificates of deposit of $29.2 million, money market accounts of $23.4 million, in-market certificates of deposit of $18.0 million, savings accounts of $13.5 million and interest bearing checking accounts of $4.7 million offset by a decrease in noninterest bearing checking accounts of $948,000.

Advances from the FHLB and other borrowings decreased $28.0 million for the year ended June 30, 2006 primarily due to the Company decreasing its overnight Fed Funds advances by $7.8 million, in addition to a net decrease of $19.6 million in short and long-term advances during the fiscal year ended June 30, 2006.

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

	Years Ended June 30,
	2006			2005			2004
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$703,787	$47,096	6.69%	$665,830	$40,489	6.08%	$621,548	$36,935	5.94%
Investment securities (2) (3)	151,139	6,133	4.06%	123,066	4,256	3.46%	107,942	3,218	2.98%
FHLB stock	6,871	182	2.65%	6,248	201	3.22%	4,726	107	2.26%
Total interest-earning assets	861,797	$53,411	6.20%	795,144	$44,946	5.65%	734,216	$40,260	5.49%
Noninterest-earning assets	61,491			60,428			61,381
Total assets	$923,288			$855,572			$795,597

Interest-bearing liabilities:
Deposits:
Checking and money market	$274,093	$8,281	3.02%	$263,037	$4,845	1.84%	$238,774	$2,704	1.13%
Savings	51,356	1,150	2.24%	49,204	578	1.17%	50,791	303	0.60%
Certificates of deposit	298,940	10,744	3.59%	260,579	7,236	2.78%	261,982	7,198	2.75%
Total interest-bearing deposits	624,389	20,175	3.23%	572,820	12,659	2.21%	551,547	10,205	1.85%
FHLB advances and other borrowings	119,727	5,357	4.47%	111,332	4,409	3.96%	80,869	3,753	4.64%
Subordinated debentures payable to trusts	27,837	2,230	8.01%	27,837	1,679	6.03%	26,172	1,230	4.70%
Total interest-bearing liabilities	771,953	$27,762	3.60%	711,989	$18,747	2.63%	658,588	$15,188	2.31%
Noninterest-bearing deposits	77,419			72,627			66,807
Other liabilities	19,109			17,465			19,586
Total liabilities	868,481			802,081			744,981
Equity	54,807			53,491			50,616
Total liabilities and equity	$923,288			$855,572			$795,597

Net interest income; interest rate spread		$25,649	2.60%		$26,199	3.02%		$25,072	3.18%

Net interest margin (4)			2.98%			3.29%			3.41%

Net interest margin, TE (5)			3.01%			3.32%			3.45%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4) Net interest margin is net interest income divided by average interest-earning assets.

(5) Net interest margin expressed on a fully taxable equivalent basis.

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

	Years Ended June 30,			Years Ended June 30,
	2006 vs. 2005			2005 vs. 2004
	(Dollars in Thousands)
	Increase Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase
Interest-earning assets:
Loans and leases receivable (1)	$2,308	$4,299	$6,607	$2,443	$1,111	$3,554
Investment securities (2)	971	906	1,877	414	624	1,038
FHLB stock	20	(39)	(19)	34	60	94

Total interest-earning assets	$3,299	$5,166	$8,465	$2,891	$1,795	$4,686

Interest-bearing liabilities:
Deposits:
Checking and money market	$204	$3,232	$3,436	$275	$1,866	$2,141
Savings	25	547	572	(9)	284	275
Certificates of deposit	1,065	2,443	3,508	(39)	77	38
Total interest-bearing deposits	1,294	6,222	7,516	227	2,227	2,454
FHLB advances and other borrowings	332	616	948	1,414	(758)	656
Subordinated debentures payable to trusts	—	551	551	78	371	449

Total interest-bearing liabilities	$1,626	$7,389	$9,015	$1,719	$1,840	$3,559

Net interest income increase (decrease)			$(550)			$1,127

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

Due to the substantial decline in interest rates during the last several fiscal years, the Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment. The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at June 30, 2006.

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

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $3.9 million at June 30, 2006 from $7.0 million at June 30, 2005, a decrease of $3.1 million. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.40% at June 30, 2006 as compared to 0.78% at June 30, 2005.

Nonaccruing loans and leases decreased $4.3 million to $1.0 million at June 30, 2006 compared to $5.3 million at June 30, 2005. Included in nonaccruing loans and leases at June 30, 2006 were two loans totaling $371,000 secured by one- to four-family real estate, six commercial business loans totaling $341,000, one equipment finance lease totaling $36,000 and 28 consumer loans totaling $287,000. During the fourth quarter of fiscal 2005, the Bank downgraded a $4.1 million participation loan and charged off $224,000 in direct leases based on information received about the customer before and after the end of the fiscal year.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have decreased $3.6 million from the levels at June 30, 2005. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.

As of June 30, 2006, the Company had $527,000 of foreclosed assets. The balance of foreclosed assets at June 30, 2006 consisted of $254,000 in equipment finance leases, $177,000 in consumer collateral and $96,000 in single-family residences.

At June 30, 2006, the Company had designated $8.1 million of its assets as special mention and classified $3.9 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. At June 30, 2006, the Company had $18.8 million in multi-family, commercial real estate and agricultural participation loans purchased, of which $243,000 were classified at June 30, 2006. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the June 30, 2006 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2006 will be adequate in the future.

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

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$371	$263	$86	$103	$886
Commercial real estate	—	70	75	310	3,678
Multi-family	—	—	—	—	290
Commercial business	341	4,518	795	472	1,872
Equipment finance leases	36	130	21	30	—
Consumer (1)	287	341	564	909	715
Agricultural	—	—	20	2,541	2,801
Total	1,035	5,322	1,561	4,365	10,242

Accruing loans and leases delinquent more than 90 days
One- to four-family	358	98	—	330	—
Commercial real estate	308	292	—	42	—
Commercial business	814	1,052	221	779	512
Equipment finance leases	302	71	281	313	229
Consumer (1)	7	—	—	2	—
Agricultural	541	96	—	—	165
Total	2,330	1,609	502	1,466	906

Foreclosed assets:
One- to four-family	96	39	100	258	239
Equipment finance leases	254	—	—	—	—
Consumer (1)	177	50	112	77	135
Total (2)	527	89	212	335	374

Total nonperforming assets (3)	$3,892	$7,020	$2,275	$6,166	$11,522
Ratio of nonperforming assets to total assets (4)	0.40%	0.78%	0.27%	0.77%	1.59%
Ratio of nonperforming loans and leases to total loans and leases(5)	0.46%	1.01%	0.32%	0.95%	1.96%

(1)             Consists of nonperforming consumer loans inclusive of mobile home loans and exclusive of credit card loans.

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

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$5,076	$3,605	$3,842	$4,461	$5,509

Charge-offs:
One- to four-family	(1)	—	(7)	(9)	(38)
Commercial real estate	—	(31)	(92)	—	(76)
Commercial business	(3,389)	(187)	(457)	(1,234)	(1,484)
Equipment finance leases	(165)	(269)	(30)	(124)	(323)
Consumer (1)	(1,066)	(1,044)	(1,143)	(1,205)	(1,378)
Agricultural	(502)	(14)	(835)	(1,429)	(108)
Total charge-offs	(5,123)	(1,545)	(2,564)	(4,001)	(3,407)
Recoveries:
One- to four-family	1	9	4	3	2
Commercial real estate	6	—	1	—	2
Commercial business	15	31	3	5	59
Equipment finance leases	40	2	64	41	45
Consumer (1)	237	215	232	324	318
Agricultural	126	78	3	100	28
Total recoveries	425	335	307	473	454

Net (charge-offs)	(4,698)	(1,210)	(2,257)	(3,528)	(2,953)

Additions charged to operations	5,279	2,681	2,020	3,173	1,905
Allowance related to assets acquired (sold), net	—	—	—	(264)	—
Balance at end of period	$5,657	$5,076	$3,605	$3,842	$4,461

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.67)%	(0.18)%	(0.36)%	(0.59)%	(0.54)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.77%	0.74%	0.55%	0.62%	0.78%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period	168.11%	73.24%	174.75%	65.89%	40.02%

(1)             Includes mobile home loans.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by the Financial Accounting Standards Board, (“FASB”) Statement No. 114, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.

	At June 30,
	2006		2005		2004		2003		2002
	Amount (4)	Percent of Loans in Each Category to Total Loans	Amount (4)	Percent of Loans in Each Category to Total Loans	Amount (4)	Percent of Loans in Each Category to Total Loans	Amount (4)	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One-to four-family(1)	$193	17.02%	$186	17.21%	$15	17.51%	$28	17.39%	$81	16.00%
Commercial and multi-family real estate(1)	396	26.54	261	19.66	220	20.57	241	23.34	606	25.45
Commercial business(2)	3,133	17.42	2,953	22.96	1,270	22.85	1,033	22.09	1,460	20.61
Consumer(3)	1,432	26.99	1,343	29.45	1,736	29.48	1,595	27.79	1,939	31.07
Agricultural	503	12.03	333	10.72	364	9.59	945	9.39	375	6.87
Total	$5,657	100.00%	$5,076	100.00%	$3,605	100.00%	$3,842	100.00%	$4,461	100.00%

(1) Includes construction and development loans.

(2) Includes equipment finance leases.

(3) Includes mobile home loans.

(4) The Company migrated its allocation methodology of allowances by type in fiscal 2002 to reflect a more systematic method based in part on the Company’s historical charge-offs by each loan type as compared to primarily a pro rata allocation based on loan balances in prior years.

	FASB 5	FASB 114	FASB 5	FASB 114
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan Type	At June 30, 2006		At June 30, 2005
	(Dollars in Thousands)

One- to four-family	$193	$—	$186	$—
Commercial real estate	317	—	200	—
Multi-family real estate	79	—	61	—
Commercial business	2,563	—	844	1,750
Equipment finance leases	570	—	359	—
Consumer (1)	1,432	—	1,343	—
Agricultural	503	—	333	—
Total	$5,657	$—	$3,326	$1,750

(1)  Includes mobile home loans.

FASB 114 Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan Type	At June 30, 2006			At June 30, 2005
	(Dollars in Thousands)

Commercial real estate	—	$—	$—	1	$61	$—
Commercial business	4	325	—	4	4,152	1,750
Total	4	$325	$—	5	$4,213	$1,750

The allowance for loan and lease losses was $5.7 million at June 30, 2006 as compared to $5.1 million at June 30, 2005. The ratio of the allowance for loan and lease losses to total loans and leases was 0.77% at June 30, 2006 compared to 0.74% at June 30, 2005. The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. OTS regulators have reviewed the Company’s methodology for determining allowance requirements on the Company’s loan and lease portfolio and have made no required recommendations for increases in the allowances during the three year period ended June 30, 2006.

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

Comparison of the Years Ended June 30, 2006 and June 30, 2005

General. The Company’s income was $4.5 million or $1.15 and $1.13 for basic and diluted earnings per share, respectively, for the year ended June 30, 2006, a $657,000 decrease in earnings compared to $5.2 million or $1.33 and $1.29 for basic and diluted earnings per share, respectively, for the prior year. For the year ended June 30, 2006, the return on average equity was 8.23%, a 14.8% decrease compared to 9.66% in the prior year. For the year ended June 30, 2006, the return on average assets was 0.49%, an 18.3% decrease compared to 0.60% in the prior year. As discussed in more detail below, the decreases were due to a variety of key factors, including increases provision for losses on loans and leases of $2.6 million and noninterest expense of $1.6 million and a decrease in net interest income of $550,000 offset by increases in noninterest income of $3.8 million and a decrease in income tax expense of $217,000.

Interest and Dividend Income. Interest and dividend income was $53.4 million for the year ended June 30, 2006 as compared to $44.9 million for the prior year, an increase of $8.5 million or 18.8%. A $5.2 million increase in interest and dividend income was the result of a 9.7% increase in the average yield on interest-earning assets and a $3.3 million increase in interest, dividend and loan fee income was the result of a 8.4% increase in the average volume of total interest-earning assets. The average yield on interest-earning assets was 6.20% for the year ended June 30, 2006 as compared to 5.65% for the prior year. The average volume of loans and leases receivable increased from $665.8 million for the year ended June 30, 2005 to $703.8 million for the year ended June 30, 2006. For the year ended June 30, 2006, the average yield on loans and leases receivable was 6.69%, an increase of 10.0% from 6.08% in the prior year. The overall increase in interest and dividend income was due in part to the repricing of loans and investments that generally reflected national interest rates. From June 30, 2005 to June 30, 2006, the prime rate increased from 6.00% to 8.25%.

Interest Expense. Interest expense was $27.7 million for the year ended June 30, 2006 as compared to $18.7 million for the prior year, an increase of $9.0 million or 48.1%. A $6.2 million increase was the result of a 46.2% increase in the average rate paid on interest-bearing deposits. The average rate on interest-bearing deposits was 3.23% for the year ended June 30, 2006 as compared to 2.21% for the prior year. A $616,000 increase in interest expense was the result of a 12.9% increase in the average yield on FHLB advances and other borrowings to 4.47% for the year ended June 30, 2006 compared to 3.96% for the prior fiscal year and a $332,000 increase in interest expense was the result of a 7.5% increase in the average balance of FHLB advances and other borrowings. In addition, interest expense increased $551,000 due to the average yield on subordinated debentures payable to trusts increasing to 8.01% for the year ended June 30, 2006 compared to 6.03% in the prior fiscal year.

Net Interest Income. The Company’s net interest income for the year ended June 30, 2006 decreased $550,000, or 2.1%, to $25.6 million compared to $26.2 million for the prior year. The increase in net interest income was due to an increase in the average balance of interest earning assets and gradual increases in average interest rates over the prior year. The Company’s net interest margin decreased to 2.98% for the year ended June 30, 2006 as compared to 3.29% for the prior year. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending.  This mix helps the Company manage the net interest margin and interest rate risk by taking the production and keeping the loans on balance sheet or looking at alternatives through secondary markets.

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

Provision for losses on loans and leases increased $2.6 million, or 96.9%, to $5.3 million for the year ended June 30, 2006 as compared to $2.7 million in the prior year. Net charge-offs increased from $1.2 million during fiscal year 2005 to $4.7 million during fiscal year 2006. In addition, nonperforming assets decreased $3.1 million as compared to the prior fiscal year primarily due to the downgrade of a $4.1 million participation loan as of June 30, 2005. See “Asset Quality” above for further discussion.

The allowance for loan and lease losses at June 30, 2006 was $5.7 million. The allowance increased from the June 30, 2005 balance of $5.1 million primarily as a result of charge-offs exceeding recoveries by $4.7 million offset by the provision for losses on loans and leases of $5.3 million. The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2006 was 168.11% compared to 73.24% at June 30, 2005. The allowance for loan and lease losses to total loans and leases at June 30, 2006 was 0.77% compared to 0.74% at June 30, 2005. The Bank’s management believes that the June 30, 2006 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.

Noninterest Income. Noninterest income was $12.9 million for the year ended June 30, 2006 as compared to $9.0 million for the year ended June 30, 2005, an increase of $3.8 million, or 42.6%. The increase in noninterest income was due primarily to a gain on sale of land of $3.6 million as a result of a land sale transaction completed during the second quarter of fiscal 2006. The remaining increase in noninterest income was due to increases in trust income of $148,000, fees on deposits of $140,000 and commission and insurance income of $77,000 offset by a decrease in loan servicing income of $125,000.

The net gain on sale of land of $3.6 million was due to the completion of the sale of a parcel of land purchased for expansion several years ago. The sale was completed during the second quarter of fiscal 2006 and produced the one-time gain on sale. The company has acquired other locations in the interim and determined that we no longer needed this parcel for the expansion planned.

Trust income increased by $148,000 to $849,000 during the year ended June 30, 2006 as compared to the prior year primarily due to assets under management increasing from $100.5 million to $114.6 million.

Fees on deposits increased $140,000 from $4.4 million for the year ended June 30, 2005 to $4.5 million for the year ended June 30, 2006, primarily due to an increase of $117,000 in income from point-of-sale purchases by customers.

Commission and insurance income was $531,000 for the year ended June 30, 2006 compared to $454,000 in the prior year, an increase of $77,000. The increase was primarily due to increased sales of credit related insurance products on consumer loans resulting from a change in insurance carrier to a company, which offers a more extensive selection of credit insurance products.

Loan servicing income decreased $125,000, to $1.1 million for the year ended June 30, 2006, compared to $1.2 million primarily due to a decrease in servicing income on securitized loans of $148,000 and a decrease in the loan servicing rate received on South Dakota Housing loans offset by an increase in the number of loans serviced (excluding South Dakota Housing Loans) from 402 loans with a total balance of $35.3 million at June 30, 2005 to 581 loans with a total balance of $57.3 million at June 30, 2006.

Noninterest Expense. Noninterest expense was $26.5 million for the year ended June 30, 2006 as compared to $24.9 million for the prior year, an increase of $1.6 million. The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $1.2 million, check and data processing of $272,000 and occupancy and equipment of $238,000 offset by a decrease in advertising expense of $156,000.

Compensation and employee benefits increased $1.2 million during the year ended June 30, 2006 as compared to the prior fiscal year primarily due to increases in employee compensation of $1.2 million and net healthcare costs of $240,000. Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company’s self-insured health plan was $1.5 million for the fiscal year ended June 30, 2006, an increase of $240,000, or 19.1% compared to the prior fiscal year. The Company has had a self-insured health plan since January 1994. Management continues to believe the current structure is a reasonable alternative to traditional health care plans over the long term. This is a challenging area for all companies and the Company continues to review its health care plans in an effort to provide its employees with affordable health care.

Check and data processing increased $272,000 to $2.2 million for the year ended June 30, 2006, primarily due to increases in computer service expense of $81,000, advantage expense of $77,000 and freight and courier expense of $69,000.

Occupancy and equipment increased 7.7% to $3.3 million for the year ended June 30, 2006 as compared to $3.1 million for the prior year. The increase was primarily due to an increase in furniture and fixture depreciation expense of $102,000.

Advertising expense decreased 15.4% to $856,000 for the year ended June 30, 2006 as compared to $1.0 million for the prior year primarily due to fewer marketing campaigns in fiscal 2006 as compared to the prior fiscal year.

Income tax expense. The Company’s income tax expense decreased $217,000, or 8.9%, for the year ended June 30, 2006 to $2.2 million compared to $2.4 million for the prior year. The decrease was primarily due to decreases in income before income taxes and changes in temporary tax differences resulting from an increase in net charge-offs. The effective tax rate was 32.94% and 32.00% for the years ended June 30, 2006 and June 30, 2005, respectively. This increase was a result of an increase in permanent tax differences primarily resulting from an increase in tax-exempt interest income

Comparison of the Years Ended June 30, 2005 and June 30, 2004

General. The Company’s income was $5.2 million or $1.46 and $1.42 for basic and diluted earnings per share, respectively, for the year ended June 30, 2005, a $51,000 decrease in earnings compared to $5.2 million or $1.47 and $1.43 for basic and diluted earnings per share, respectively, for the prior year. For the year ended June 30, 2005, the return on average equity was 9.66%, a 6.2% decrease compared to 10.30% in the prior year. For the year ended June 30, 2005, the return on average assets was 0.60%, a 9.1% decrease compared to 0.66% in the prior year. As discussed in more detail below, the decreases were due to a variety of key factors, including increases in provision for losses on loans and leases of $661,000 and noninterest expense of $163,000 and a decrease in noninterest income of $814,000 offset by an increase in net interest income of $1.1 million and a decrease in income tax expense of $460,000.

Interest and Dividend Income. Interest and dividend income was $44.9 million for the year ended June 30, 2005 as compared to $40.3 million for the prior year, an increase of $4.7 million, or 11.6%. A $2.9 million increase in interest, dividend and loan fee income was the result of a 8.3% increase in the average volume of total interest-earning assets and a $1.8 million increase in interest and dividend income was the result of a 2.9% increase in the average yield on interest-earning assets. The average volume of loans and leases receivable increased from $621.5 million for the year ended June 30, 2004 to $665.8 million for the year ended June 30, 2005. The average yield on interest-earning assets was 5.65% for the year ended June 30, 2005 as compared to 5.49% for the prior year. For the year ended June 30, 2005, the average yield on loans and leases receivable was 6.08%, an increase of 2.4% from 5.94% in the prior year. The overall increase in interest and dividend income was due in part to the repricing of loans and investments that generally reflected national interest rates. From June 30, 2004 to June 30, 2005, the prime rate increased from 4.00% to 6.00%.

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

Net Interest Income. The Company’s net interest income from for the year ended June 30, 2005 increased $1.1 million, or 4.5%, to $26.2 million compared to $25.1 million for the prior year. The increase in net interest income was due to an increase in the average balance of interest earning assets and gradual increases in average interest rates over the prior year. The Company’s net interest margin decreased to 3.29% for the year ended June 30, 2005 as compared to 3.41% for the prior year. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending.  This mix helps the Company manage the net interest margin and interest rate risk by taking the production and keeping the loans on balance sheet or looking at alternatives through secondary markets.

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

Noninterest Income. Noninterest income was $9.0 million for the year ended June 30, 2005 as compared to $9.8 million for the year ended June 30, 2004, a decrease of $814,000, or 8.3%. The decrease in noninterest income was due primarily to decreases in net gain on sale of loans of $631,000, loan servicing income of $86,000, earnings on cash value of life insurance of $58,000, commission and insurance income of $53,000 and other noninterest income of $268,000 offset by increases in fees on deposits of $172,000 and trust income of $133,000.

Net gain on sale of loans decreased $631,000 for the year ended June 30, 2005 as compared to the prior year. The decrease was primarily due to a decrease in the amount of residential mortgage loans sold into the secondary market during the fiscal year ended June 30, 2005 as compared to the prior fiscal year. During the fiscal year ended June 30, 2005, the total number of single family loans sold was 705 with principal balances of $76.7 million. This compares to 1,288 loans sold with principal balances of $127.4 million for the prior fiscal year.

Loan servicing income decreased $86,000, to $1.2 million for the year ended June 30, 2005 compared to $1.3 million primarily due to the number of loans serviced (excluding South Dakota Housing loans) by the Bank decreasing from 498 loans with a total balance of $40.6 million at June 30, 2004 to 402 loans with a total balance of $35.3 million at June 30, 2005.

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

Liquidity and Capital Resources

The Company’s liquidity is comprised of three primary classifications:  cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $11.7 million for the fiscal year ended June 30, 2006, which was primarily due to proceeds from the sale of loans of $98.7 million offset by loans originated for resale of $95.1 million. For the fiscal year ended June 30, 2005, net cash provided by operating activities was $10.0 million primarily due to proceeds from the sale of loans of $81.1 million offset by loans originated for resale of $80.2 million. Net cash used in investing activities was $62.0 million for the fiscal year ended June 30, 2006 primarily due to loans and leases originated and held of $403.9 million offset by principal collected on loans and leases of $337.1 million. For the fiscal year ended June 30, 2005, net cash used in investing activities was $56.7 million primarily due to loans and leases originated and held of $208.7 million offset by principal collected on loans and leases of $192.9 million. Net cash provided by financing activities for the fiscal year ended June 30, 2006 was $59.1 million primarily due to a net increase in deposit accounts of $87.8 million. This compares to net cash provided by financing activities in the prior fiscal year of $44.5 million primarily due to a net increase in deposit accounts of $22.5 million.

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

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. At June 30, 2006, the Bank had no funds invested in federal funds sold. During the year ended June 30, 2006, the Bank decreased its borrowings with the FHLB and FRB by $28.0 million.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2006, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $42.9 million and to sell mortgage loans of $13.0 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2006, the Bank had outstanding commitments to purchase investment securities available for sale of $3.0 million and no commitments to sell investment securities available for sale.

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

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. The Bank currently has $15.0 million in an unsecured line of federal funds with First Tennessee Bank, NA. There were no funds drawn on the line of credit at June 30, 2006. Also, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of June 30, 2006, the Bank had $57.5 million in out-of-market certificates of deposit. The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the FRB.

The Company has a line of credit for $6.0 million with First Tennessee Bank, NA for liquidity needs in the Company. The note is short-term in duration and is subject to annual review. In case of default on the notes, the Company’s ability to pay cash dividends may be restricted. At June 30, 2006 no funds were advanced on the line of credit. See Note 9 of  “Notes to Consolidated Financial Statements” and “Financial Condition Data” and Exhibit 10.17 of this Form 10-K for additional information.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors’ approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

During the year ended June 30, 2006, the Company had in effect a stock buy back program which was publicly announced on April 25, 2005 in which the Company was permitted to repurchase up to 10% of the common stock of the Company that was outstanding on May 1, 2005. This stock buy back program expired on April 30, 2006. A total of 47,300 shares of common stock were purchased under the program during the fiscal year ended June 30, 2005 and there were no shares purchased under the program during the fiscal year ended June 30, 2006.

The Company approved a new stock buy back program, which began on May 1, 2006 and was publicly announced on April 24, 2006. Under this program, the Company may repurchase up to 10% of the common stock of the Company outstanding on May 1, 2006, which equals 394,035 shares, through April 30, 2007. There were no shares purchased under the program during the fiscal year ended June 30, 2006.

Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at June 30, 2006, the Bank met all current capital requirements.

The OTS has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OTS core capital requirement for well-capitalized institutions is 5.00% of total adjusted assets. The Bank had tier 1 (core) capital of 8.10% at June 30, 2006. The minimum OTS risk-based capital requirement for well capitalized institutions is 10.00% of risk-weighted assets. The Bank had risk-based capital of 10.65% at June 30, 2006.

Off-Balance Sheet Financing Arrangements

During fiscal 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Home Federal Automobile Securitization Trust 2003-A. As a result of this securitization transaction, the Bank had off-balance sheet automobile loans in the amount of $35.5 million at June 30, 2003. At June 30, 2005, the outstanding balance was $6.6 million. As part of the sales transaction, the Bank retained servicing responsibilities and a retained interest in the interest payments from the receivables, which was subordinated to third party investors’ interests. The receivables were sold without legal recourse to third party conduits. The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank access to the national capital markets. The Bank had the option to execute a clean-up call when the remaining balance of the loans outstanding was at 10% of the original balance. On November 9, 2005, the Bank exercised its option to execute the cleanup call by purchasing the outstanding principal balances of the securitized motor vehicle installment loans. See Notes 1 and 3 of “Notes to Consolidated Financial Statements” which are included in part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further detail.

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

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which supersedes EITF No. 03-1.  This FSP provides additional guidance when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Refer to Note 4 for these disclosures. Management has applied the guidance in this FSP.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140.  SFAS No. 156 requires the recognition of all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective the beginning of the first fiscal year that begins after September 15, 2006.  Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.  The Company has not determined the effect the adoption of SFAS No. 156 will have on its financial statements.

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

One approach used to quantify interest rate risk is the net portfolio value (“NPV”) analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following table sets forth, at June 30, 2006 and June 30, 2005, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or –100 basis points, measured in 100 basis point increments).  Due to the low prevailing interest rate environment, –300 NPV was not estimated by the OTS.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2006” and “Selected Asset and Liability Price Tables as of June 30, 2005”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2006

Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent
	(Dollars in Thousands)

Basis Points

+300	$87,096	$(24,868)	(22)%
+200	95,152	(16,812)	(15)
+100	103,741	(8,223)	(7)
—	111,964	—	—
-100	119,214	7,250	6
-200	121,611	9,647	9

June 30, 2005

Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent
	(Dollars in Thousands)

Basis Points

+300	$93,517	$(10,726)	(10)%
+200	99,208	(5,035)	(5)
+100	102,459	(1,784)	(2)
—	104,243	—	—
-100	101,818	(2,425)	(2)
-200	94,213	(10,031)	(10)

Contractual Obligations

The following table sets forth information with respect to the Company’s contractual obligations as of June 30, 2006.  Operating lease obligations are primarily related to the lease of certain branch offices and purchase obligations are primarily related to various smaller purchases, which the Company has committed to as of June 30, 2006.

	Payments due by period
	1 Year			Greater than
	or Less	1 to 3 Years	3 to 5 Years	5 Years	Total

Deposits without a stated maturity	$448,785	—	—	—	$448,785

Certificates of Deposit	216,943	89,999	13,121	154	320,217

FHLB and Federal Funds	1,120	16,000	44,500	30,000	91,620

Long-Term Debt Obligations	—	—	—	27,837	27,837

Operating Lease Obligations	748	1,352	965	1,755	4,820

Total Contractual Obligations	$667,596	$107,351	$58,586	$59,746	$893,279

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

Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk.  The Company has structured its security portfolio to shorten the repricing of its interest-earning assets.  The Company’s mortgage-backed securities and securities available for sale typically have either short or medium terms to maturity or adjustable interest rates.  At June 30, 2006, the Company had investment securities available for sale of $16.5 million with contractual maturities of five years or less.  Variable-rate mortgage-backed securities totaled $69.6 million at June 30, 2006.  Mortgage-backed securities amortize and experience prepayments of principal.  The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $48.4 million annually over the past three fiscal years.  The Company also manages interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes.  The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts.  At June 30, 2006, the Company had $76.7 million of savings accounts, $232.5 million of money market accounts and $139.6 million of checking accounts, representing 58.4% of total depositor accounts.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm – Successor Firm

To the Board of Directors and Stockholders

HF Financial Corp.

Sioux Falls, South Dakota

We have audited the consolidated statements of financial condition of HF Financial Corp. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the two year period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Sioux Falls, South Dakota
September 5, 2006

Report of Independent Registered Public Accounting Firm – Predecessor Firm

To the Board of Directors and Stockholders

HF Financial Corp.

Sioux Falls, South Dakota

We have audited the consolidated statements of income, stockholders’ equity and cash flows of HF Financial Corp. for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of HF Financial Corp. and its cash flows for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

Sioux Falls, South Dakota

July 30, 2004

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2006 AND 2005

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	2006	2005
ASSETS

Cash and cash equivalents	$27,037	$18,248
Securities available for sale (Note 4)	145,518	142,429
Federal Home Loan Bank stock (Note 9)	5,647	7,699
Loans held for sale (Note 5)	7,623	10,238
Loans and leases receivable (Note 5)	721,603	670,581
Accrued interest receivable	6,880	5,087
Office properties and equipment, net of accumulated depreciation (Note 7)	14,459	12,978
Foreclosed real estate and other properties	1,889	1,387
Cash value of life insurance	13,013	12,530
Servicing rights (Note 6)	5,648	5,211
Goodwill, net	4,951	4,951
Other assets (Note 3 and 11)	7,026	6,535

	$961,294	$897,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits (Note 8)	$769,002	$681,216
Advances from Federal Home Loan Bank and other borrowings (Note 9)	91,620	119,664
Subordinated debentures payable to trusts (Note 10)	27,837	27,837
Advances by borrowers for taxes and insurance	6,969	6,446
Accrued expenses and other liabilities (Note 15)	9,808	9,076
Total liabilities	905,236	844,239

Stockholders’ equity (Notes 11, 12 and 13)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,926,496 and 5,810,489 shares issued at June 30, 2006 and June 30, 2005, respectively	59	55
Common stock subscribed for but not issued, 4,078 and 73,308 shares at June 30, 2006 and June 30, 2005, respectively	65	1,266
Additional paid-in capital	19,384	19,190
Retained earnings, substantially restricted	68,179	65,267
Deferred compensation (Note 17)	—	(2,140)
Accumulated other comprehensive (loss), net of related deferred tax effect (Note 18)	(2,462)	(836)
Less cost of treasury stock, 1,977,836 and 1,977,836 shares at June 30, 2006 and 2005, respectively	(29,167)	(29,167)
	56,058	53,635

	$961,294	$897,874

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2006	2005	2004
Interest, dividend and loan fee income:
Loans and leases receivable	$47,096	$40,489	$36,935
Investment securities and interest-bearing deposits	6,315	4,457	3,325
	53,411	44,946	40,260

Interest expense:
Deposits	20,175	12,659	10,205
Advances from Federal Home Loan Bank and other borrowings	7,587	6,088	4,983
	27,762	18,747	15,188

Net interest income	25,649	26,199	25,072
Provision for losses on loans and leases	5,279	2,681	2,020
Net interest income after provision for losses on loans and leases	20,370	23,518	23,052

Noninterest income:
Gain on sale of land, net	3,557	—	—
Fees on deposits	4,538	4,398	4,226
Loan servicing income	1,123	1,248	1,334
Gain on sale of loans, net	969	924	1,555
Earnings on cash value of life insurance	570	561	619
Trust income	849	701	568
Commission and insurance income	531	454	507
Gain on sale of securities, net	3	20	43
Other	711	708	976
	12,851	9,014	9,828

Noninterest expense:
Compensation and employee benefits	16,691	15,493	15,542
Occupancy and equipment	3,338	3,100	3,209
Check and data processing expense	2,165	1,893	1,819
Advertising	856	1,012	749
Foreclosed real estate and other properties, net	184	200	296
Other	3,265	3,238	3,158
	26,499	24,936	24,773

Income before income taxes	6,722	7,596	8,107
Income tax expense (Note 11)	2,214	2,431	2,891

Net income	$4,508	$5,165	$5,216

Basic earnings per share (Note 14):	$1.15	$1.33	$1.34
Diluted earnings per share (Note 14):	1.13	1.29	1.30
Dividend declared per share	0.41	0.40	0.39

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(DOLLARS IN THOUSANDS)

						Accumulated
		Common	Additional			Other
	Common	Stock	Paid-in	Retained	Deferred	Comprehensive	Treasury
	Stock	Subscribed	Capital	Earnings	Compensation	(Loss)	Stock	Total

Balance, June 30, 2003	$49	$382	$16,527	$57,967	$(733)	$(735)	$(24,099)	$49,358
Comprehensive income
Net income	—	—	—	5,216	—	—	—
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	(1,298)	—
Net change in retained interest, net of deferred taxes	—	—	—	—	—	22	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	684	—
Comprehensive income	—	—	—	—	—	—	—	4,624
Issuance of stock and exercise of stock options (Note 17)	4	(382)	1,153	—	166	—	—	941
Common stock subscribed for but not issued	—	698	—	—	(698)	—	—	—
Cash dividends paid on common stock	—	—	—	(1,530)	—	—	—	(1,530)
Purchase of treasury stock	—	—	—	—	—	—	(1,862)	(1,862)
Amortization of deferred compensation	—	—	—	—	118	—	—	118
Balance, June 30, 2004	53	698	17,680	61,653	(1,147)	(1,327)	(25,961)	51,649
Comprehensive income
Net income	—	—	—	5,165	—	—	—
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	516	—
Net change in retained interest, net of deferred taxes	—	—	—	—	—	(25)	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	5,656
Issuance of stock and exercise of stock options (Note 17)	2	(698)	1,510	—	49	—	—	863
Common stock subscribed for but not issued	—	1,266	—	—	(1,266)	—	—	—
Cash dividends paid on common stock	—	—	—	(1,551)	—	—	—	(1,551)
Purchase of treasury stock	—	—	—	—	—	—	(3,206)	(3,206)
Amortization of deferred compensation	—	—	—	—	224	—	—	224
Balance, June 30, 2005	55	1,266	19,190	65,267	(2,140)	(836)	(29,167)	53,635
Comprehensive income
Net income	—	—	—	4,508	—	—	—
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	(1,624)	—
Net change in retained interest, net of deferred taxes	—	—	—	—	—	(2)	—
Net change in unrecognized pension costs, net of deferred taxes	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	2,882
Issuance of stock and exercise of stock options (Note 17)	4	(1,266)	1,974	—	—	—	—	712
Common stock subscribed for but not issued	—	65	(65)	—	—	—	—	—
Cash dividends paid on common stock	—	—	—	(1,596)	—	—	—	(1,596)
Purchase of treasury stock	—	—	—	—	—	—	—
Reclassify deferred compensation to additional paid-in capital	—	—	(2,140)	—	2,140	—	—	—
Amortization of deferred compensation	—	—	425	—	—	—	—	425
Balance, June 30, 2006	$59	$65	$19,384	$68,179	$—	$(2,462)	$(29,167)	$56,058

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(DOLLARS IN THOUSANDS)

	2006	2005	2004
Cash Flows From Operating Activities
Net income	$4,508	$5,165	$5,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for losses on loans and leases	5,279	2,681	2,020
Depreciation	1,504	1,417	1,518
Amortization of discounts and premiums on securities and other	1,781	1,566	1,616
Stock based compensation	709	331	234
Deferred income taxes (credits)	(557)	(836)	976
Loans originated for resale	(95,110)	(80,212)	(124,615)
Proceeds from the sale of loans	98,694	81,249	131,803
(Gain) on sale of loans, net	(969)	(924)	(1,555)
Realized (gain) on sale of securities, net	(3)	(20)	(43)
(Gain) on sale of land	(3,557)	—	—
Losses and provision for losses on sales of foreclosed real estate and other properties, net	30	53	114
Loss on disposal of office properties and equipment, net	29	6	1
Change in other assets and liabilities (Note 21)	(660)	(490)	(175)

Net cash provided by operating activities	11,678	9,986	17,110

Cash Flows From Investing Activities
Loan participations purchased	(4,969)	(16,835)	(2,212)
Loan participations sold	14,277	—	—
Loans and leases originated and held	(403,949)	(208,651)	(266,519)
Principal collected on loans and leases	337,093	192,945	221,173
Proceeds from sale of land	4,863	—	—
Purchase of land held for sale	(1,209)	—	—
Securities available for sale
Sales, maturities and repayments	53,085	51,106	41,010
Purchases	(59,781)	(70,941)	(78,508)
Purchases of other assets	—	—	(240)
Purchase of Federal Home Loan Bank stock	(4,522)	(5,958)	(3,458)
Redemption of Federal Home Loan Bank stock	6,574	3,729	5,014
Proceeds from sale of office properties and equipment	3	2	—
Purchase of office properties and equipment	(3,170)	(1,848)	(936)
Purchase of servicing rights	(989)	(959)	(892)
Proceeds from sale of foreclosed real estate and other properties	715	733	684

Net cash (used in) investment activities	(61,979)	(56,677)	(84,884)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS – Page 2

	2006	2005	2004

Cash Flows From Financing Activities
Net increase in deposit accounts	$87,786	$22,497	$37,338
Proceeds of advances from Federal Home Loan Bank and other borrowings	807,905	548,976	277,211
Payments on advances from Federal Home Loan Bank and other borrowings	(835,949)	(523,062)	(273,280)
Payment of debt issue costs	(7)	—	(158)
Proceeds from issuance of subordinated debentures	—	—	7,000
Increase (decrease) in advances by borrowers	523	55	(1,510)
Purchases of treasury stock	—	(3,206)	(1,862)
Proceeds from issuance of common stock	428	756	825
Cash dividends paid	(1,596)	(1,551)	(1,530)

Net cash provided by financing activities	59,090	44,465	44,034

Increase (decrease) in cash and cash equivalents	8,789	(2,226)	(23,740)

Cash and Cash Equivalents
Beginning	18,248	20,474	44,214

Ending	$27,037	$18,248	$20,474

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$26,540	$18,554	$15,441
Cash payments (receipts) for income and franchise taxes, net	3,861	1,704	(159)

Supplemental Disclosure of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$989	$783	$713
Loans receivable reclassified as held for sale	223	—	—
Office property reclassified as held for sale	153	—	—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of HF Financial Corp. and subsidiaries (“the Company”) conform to accounting principles generally accepted in the United States of America and to general practice within the industry.  The following is a description of the more significant of those policies that the Company follows in preparing and presenting its consolidated financial statements.

Nature of Operations

The Company, a unitary thrift holding company, was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Bank (“the Bank”). The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The executive offices of the Company and its direct and indirect subsidiaries are located in Sioux Falls, South Dakota.

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

Basis of Financial Statement Presentation and Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the fiscal year.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan and lease losses, self- insurance, the retained interest asset and servicing rights.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

Securities

Management determines the appropriate classification of securities at the date individual securities are acquired and evaluates the appropriateness of such classifications at each statement of financial condition date.

Securities available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but will not necessarily to maturity, and all equity securities.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.  Securities available for sale are carried at fair value and unrealized gains or losses are reported as increases or decreases in other comprehensive income net of the related deferred tax effect.

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

On November 9, 2005, the Bank exercised its option to execute the cleanup call by purchasing the outstanding principal balances of the securitized motor vehicle installment loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

Loans Held for Sale

Loans receivable, which the Bank may sell or intends to sell prior to maturity, are carried at the lower of net book value or fair value on an aggregate basis.  Such loans held for sale include loans receivable that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or other similar factors.

Loans and Leases Receivable

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees, costs and discounts.

Interest income on loans is accrued over the term of the loan based upon the outstanding principal amount.  Discounts and premiums on loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for prepayments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

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

Loan Servicing

The cost allocated to servicing rights purchased or retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.  Servicing rights are periodically evaluated for impairment based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on current market rates of interest.  For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans.  The Bank stratifies its capitalized servicing rights based on loan type.  The Company performs quarterly testing to determine if loan servicing rights purchased and retained servicing rights are impaired.  As of June 30, 2006, there was no impairment to loan servicing rights purchased and retained servicing rights.

Goodwill

Goodwill is the difference between the purchase price and the amounts assigned to the net assets acquired and accounted for under the purchase method of accounting.  Prior to July 2002, goodwill was amortized over 10 years.  Subsequent to the provisions of the Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment and the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution, the Company no longer amortizes goodwill assets after October 1, 2002.

At June 30, 2006, the Company had $4,951 of goodwill that is not being amortized.  The Company performs annual testing to determine if goodwill is impaired.  As of June 30, 2006, there is no impairment with respect to intangible assets.

Intangible Asset

The intangible asset relates to insurance customer lists.  The original cost of this asset was $350, and it was being amortized over seven years.  Amortization expense was $0, $0 and $4 in fiscal 2006, 2005, and 2004, respectively.  The Company sold the property and casualty book of business of Hometown to a third party effective July 31, 2003 for total proceeds of $375, of which the disposal of $69 of goodwill is included in the net gain of $116 on the sale of the casualty book of business during fiscal 2004.

Foreclosed Real Estate and Other Properties

Real estate and other properties acquired through, or in lieu of, loan foreclosure are initially recorded at lower of cost or fair value less estimated costs to sell at the date of foreclosure.  Costs relating to improvement of property are capitalized, whereas costs relating to the holding of property are expensed.  Valuations are periodically performed by management and charge-offs to operations are made if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

Land held for sale is carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or fair value less cost to sell.  Costs relating to the development and improvement of property are capitalized, whereas costs relating to holding property are expensed.  The carrying amount of land held for sale was $1,298 at June 30, 2005 and $1,362 at June 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

Office Properties and Equipment

Land is carried at cost.  All other properties and equipment are carried at cost, less accumulated depreciation and amortization.  Buildings and improvements and leasehold improvements are depreciated primarily on the straight-line method over the estimated useful lives of the assets, which are five to fifty years.  Furniture, fixtures, equipment and automobiles are depreciated using both the straight-line and declining balance methods over the estimated useful lives of the assets, which are three to twelve years.

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

During the third quarter of fiscal 2006, the Company declared a 1-1/10-for-1 stock split of all of the common stock of the Company outstanding, payable in the form of a 1/10-for-1 stock dividend.  The 10% stock dividend was paid on April 24, 2006 to shareholders of record as of April 10, 2006.  All per share data and number of common shares outstanding have been retroactively adjusted for all periods presented as a result of the stock split.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

	Banking	Other	Total
2006

Net interest income	$28,905	$(3,256)	$25,649
Intersegment interest income	(1,144)	1,144	—
Provision for losses on loans and leases	(5,279)	—	(5,279)
Noninterest income	9,584	3,267	12,851
Intersegment noninterest income	(183)	183	—
Noninterest expense	(25,857)	(642)	(26,499)
Intersegment noninterest expense	6	(6)	—

Income before income taxes	$6,032	$690	$6,722

Total assets	$958,352	$2,942	$961,294

2005

Net interest income	$29,081	$(2,882)	$26,199
Intersegment interest income	(1,233)	1,233	—
Provision for losses on loans and leases	(2,681)	—	(2,681)
Noninterest income	8,873	141	9,014
Intersegment noninterest income	(124)	124	—
Noninterest expense	(23,950)	(986)	(24,936)
Intersegment noninterest expense	4	(4)	—

Income (loss) before income taxes	$9,970	$(2,374)	$7,596

Total assets	$892,404	$5,470	$897,874
2004

Net interest income	$27,239	$(2,167)	$25,072
Intersegment interest income	(854)	854	—
Provision for losses on loans and leases	(2,020)	—	(2,020)
Noninterest income	9,915	(87)	9,828
Intersegment noninterest income	(398)	398	—
Noninterest expense	(23,822)	(951)	(24,773)
Intersegment noninterest expense	4	(4)	—

Income (loss) before income taxes	$10,064	$(1,957)	$8,107

Total assets	$844,783	$2,287	$847,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost has been recognized for grants under the fixed stock option plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2006	2005	2004

Net income, as reported	$4,508	$5,165	$5,216
Add stock-based employee compensation expense included in reported net income, net of related tax effects	N/A	214	154
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	N/A	(442)	(289)

Pro forma net income	$4,508	$4,937	$5,081

Basic earnings per share;
As reported	$1.15	$1.33	$1.34
Pro forma	N/A	1.27	1.30

Diluted earnings per share:
As reported	$1.13	$1.29	$1.30
Pro forma	N/A	1.24	1.26

(1) Includes expenses related to restricted stock reported in net income.

The fair value of each incentive stock option grant is estimated at the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in fiscal years 2006, 2005, and 2004, respectively: a dividend rate as a percentage of stock price of 2.75%, 2.69%, and 2.79%; price volatility of 24.00%, 24.00% and 24.00%; risk-free interest rates of 4.09%, 3.73% and 4.26% and expected lives of seven years for all three years.

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in the Company’s consolidated financial statements. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

The Company adopted SFAS No. 123R effective as of July 1, 2005, using the Black-Scholes option-pricing model and the modified prospective method in which compensation cost is recognized for all awards granted subsequent to the Company’s adoption of this statement as well as for the unvested portion of awards outstanding as of the Company’s adoption of this statement. Prior to July 1, 2005, the Company accounted for stock-based compensation in accordance with APB No. 25 and related interpretations. As such, no stock-based employee compensation cost was recognized for grants under the Company’s stock option and incentive plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 17 for more information on stock option and incentive plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

Self-insurance

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

The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual. Net healthcare costs are inclusive of health claims expenses and administration fees offset by stop loss and employee reimbursement. The following table is a summary of net healthcare costs by quarter during fiscal years 2006, 2005 and 2004.

	2006	2005	2004	2003

Quarter ended September 30	$419	$381	$594	$307
Quarter ended December 31	409	213	273	538
Quarter ended March 31	382	379	678	204
Quarter ended June 30	285	282	244	780

Net healthcare costs	$1,495	$1,255	$1,789	$1,829

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 2 -    RECLASSIFICATION

During fiscal year 2004, the Company reclassified certain deferred loan origination fees and other loan fees and costs. This process was done upon a fuller interpretation of Statement No. 91 as issued by the FASB and Regulation S-X (“Reg S-X”) as issued by the Securities and Exchange Commission. There was no change to net income or earnings per share as a result of this reclassification.

During the third quarter of Fiscal 2006, the Company completed a line item change of its income recorded on originated mortgage servicing rights for loans sold to South Dakota Housing.  This process was done upon a fuller interpretation of Statement No. 140 as issued by the FASB. All periods prior to Fiscal 2006 have been revised in presentation to reflect this line item and there was no change to net income, earnings per share, or recorded value of servicing rights as a result of this line item change. The following table reflects the effects of the line item change on the Company’s consolidated statements of income for the fiscal years 2005 and 2004.

	2005	2004

Loan servicing income	$(198)	$(244)
Gain on sale of loans, net	198	244

Net income change	$—	$—

NOTE 3 -    CONSUMER AUTOMOBILE LOAN SECURITIZATION

On January 31, 2003, the Bank securitized and sold motor vehicle installment loans with principal balances totaling $50,002 for a gain of $308 through HFSC and the Automobile Securitization Trust. As part of the sales transaction, the Bank retained servicing responsibilities. In addition, the Bank retained the rights to cash flows remaining after investors in the Automobile Securitization Trust have receive their contractual payments and pledged a $1,500 reserve fund to the Automobile Securitization Trust. These retained interests were subordinated to investors’ interests. The investors and Automobile Securitization Trust had no recourse to the Bank’s other assets for failure of debtors to pay when due.

The gain recognized on the sale of these loans was determined by allocating the carrying amount of the loans between the loans sold and the interests retained. The Bank determined that 50 basis points of the 100 basis points servicing contract represented was excess servicing and was capitalized as part of the transaction utilizing a market discount rate of 10.0%. This asset was amortized in proportion to, and over the period of, estimated net servicing income.

The Bank had the option to execute a cleanup call when the total outstanding balance was at 10.0% or less of the original pool balance, or $5,000. On November 9, 2005, the Bank exercised its option to execute the cleanup call by purchasing the outstanding principal balances of the securitized motor vehicle installment loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 4 -    INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Debt securities
U.S. government agencies and corporations	$12,024	$—	$(225)	$11,799
Federal Home Loan Bank	9,933	—	(222)	9,711
Municipal bonds	6,103	—	(184)	5,919
Preferred term securities	11,019	55	(123)	10,951
	39,079	55	(754)	38,380

Equity securities
FNMA	8	11	—	19
Federal agricultural mortgage	7	3	—	10
Other	67	—	—	67
	82	14	—	96
Mortgage-backed securities	110,328	1	(3,287)	107,042

	$149,489	$70	$(4,041)	$145,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Debt securities
U.S. government agencies and corporations	$5,000	$—	$(14)	$4,986
Federal Home Loan Bank	3,974	27	(5)	3,996
Municipal bonds	3,085	2	(18)	3,069
Preferred term securities	9,000	56	—	9,056
	21,059	85	(37)	21,107

Equity securities
FNMA	8	15	—	23
Federal agricultural mortgage	7	2	—	9
Other	39	—	—	39
	54	17	—	71
Mortgage-backed securities	122,667	30	(1,446)	121,251

	$143,780	$132	$(1,483)	$142,429

The following tables present the age of gross unrealized losses and fair value by investment category in accordance with FASB Staff Position (FSP) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which supersedes Emerging Issues Task Force Issue No. 03-1:

	June 30, 2006
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Debt securities
U.S. government agencies and corporations	$7,896	$(128)	$3,903	$(97)	$11,799	$(225)
Federal Home Loan Bank	8,243	(190)	1,468	(32)	9,711	(222)
Municipal bonds	4,353	(174)	1,566	(10)	5,919	(184)
Preferred Term Securities	1,896	(123)	—	—	1,896	(123)
	22,388	(615)	6,937	(139)	29,325	(754)

Mortgage-backed securities	33,094	(709)	73,876	(2,578)	106,970	(3,287)

	$55,482	$(1,324)	$80,813	$(2,717)	$136,295	$(4,041)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

Management does not believe that any individual unrealized losses as of June 30, 2006 represent an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, GNMA and FHLMC. These unrealized losses in total are primarily attributable to changes in interest rates and the contractual cashflows of those investments are guaranteed by an agency of the U.S. government. As a group, the unrealized losses, were less than 2.9% of its respective amortized cost basis for June 30, 2006. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2006.

The amortized cost and fair values of debt securities as of June 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$1,315	$1,312
Due after one year through five years	15,226	14,905
Due after five years through ten years	9,095	8,919
Due after ten years	13,443	13,244
	39,079	38,380
Mortgage-backed securities	110,328	107,042

	$149,407	$145,422

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

The components of other comprehensive income (loss) – net change in unrealized gain (loss) on securities available for sale are as follows:

	Years Ended June 30,
	2006	2005	2004

Unrealized holding gain (loss) arising during the year	$(2,617)	$853	$(2,051)
Less reclassification adjustment for net gains realized in net income	(3)	(20)	(43)

Net change in unrealized gain (loss) before income taxes	(2,620)	833	(2,094)

Income (taxes) benefit	996	(317)	796

Other comprehensive income - net change in unrealized gain (loss) on securities	$(1,624)	$516	$(1,298)

Proceeds from the sale of securities available for sale in fiscal 2006 were $14,061 and resulted in gross gains of $3. Proceeds from the sale of securities available for sale in fiscal 2005 were $17,174 and resulted in gross gains of $20. Proceeds from the sale of securities available for sale in fiscal 2004 were $6,324 and resulted in gross gains of $43.

At June 30, 2006 and 2005, securities with a fair value of $131,254 and $130,233, respectively, were pledged as collateral for public deposits and other purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 5 -      LOANS AND LEASES RECEIVABLE

Loans and leases receivable at June 30, 2006 and 2005 consist of the following:

	2006	2005
Loans secured by real estate
Residential
One-to-four family	$101,362	$96,994
Multi-family	34,161	34,241
Commercial	147,873	98,243
Agriculture	31,484	23,954
Construction and development	33,596	15,454
Business, consumer and other
Commercial business	99,964	125,569
Automobile	106,900	108,621
Junior liens on real estate	84,898	87,243
Agriculture	57,985	50,088
Equipment financing leases	29,343	33,090
Other loans	6,932	5,968
Loans on savings accounts	1,553	1,253
	736,051	680,718
Add (less)
Undisbursed portion of loans in process	(9,674)	(6,350)
Deferred loan fees and unamortized discounts and premiums, net	883	1,289
Allowance for loan and lease losses	(5,657)	(5,076)

	$721,603	$670,581

Loans held for sale totaling $7,623 at June 30, 2006 consist of $6,980 one-to-four family fixed-rate loans, $223 of commercial loans and $420 of student loans. Loans held for sale totaling $10,238 at June 30, 2005 consist of $9,838 one-to-four family residential mortgage loans and $400 of student loans.

Activity in the allowance for loan losses included in continuing operations is summarized as follows for the fiscal years ended June 30:

	2006	2005	2004

Balance, beginning	$5,076	$3,605	$3,842

Provision charged to income	5,279	2,681	2,020
Charge-offs	(5,123)	(1,545)	(2,564)
Recoveries	425	335	307

Balance, ending	$5,657	$5,076	$3,605

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

The following is a summary of information pertaining to impaired loans and nonaccrual loans as of and for the fiscal years ended June 30, 2006, 2005, and 2004:

	2006	2005	2004

Impaired loans without a valuation allowance	$325	$98	$248
Impaired loans with a valuation allowance	—	4,115	—

Total impaired loans	$325	$4,213	$248

Valuation allowance related to impaired loans	$—	$1,750	$—

Nonaccruing loans and leases	$1,035	$5,322	$1,561
Accruing loans and leases delinquent more than 90 days	2,330	1,609	502
Average investment in impaired loans	2,604	529	1,702
Interest income recognized on impaired loans	7	16	505

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 6 -     LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $557,992 and $499,064 at June 30, 2006 and 2005, respectively.

Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were approximately $857, and $876 at June 30, 2006 and 2005, respectively.

The carrying values of mortgage and consumer servicing rights were $5,648 and $5,211 at June 30, 2006 and 2005, respectively. The fair values of these rights were $9,102 and $6,453 at June 30, 2006 and 2005, respectively. The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 10%. During fiscal years 2006 and 2005, servicing rights of $1,194 and $1,157, respectively, were capitalized. The Company recognized expense for amortization of the cost of servicing rights in the amount of $757, $566 and $519 for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

No valuation allowances were provided for servicing rights capitalized during the fiscal years ended June 30, 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 7 -     OFFICE PROPERTIES AND EQUIPMENT

	2006	2005

Land	$2,001	$1,832
Buildings and improvements	17,936	16,898
Leasehold improvements	2,023	1,475
Furniture, fixtures, equipment and automobile	14,542	13,530
	36,502	33,735
Less accumulated depreciation and amortization	(22,043)	(20,757)

	$14,459	$12,978

The Company leases numerous telephone and office equipment, which require minimum rentals totaling $227 through the year ending June 30, 2011. In addition, the Company has leased property under various operating lease agreements, which expire at various times. The total rental commitments at June 30, 2006 under the leases are as follows:

2007	$691
2008	642
2009	607
2010	531
2011	367
Thereafter	1,747

$4,585

NOTE 8 -     DEPOSITS

Deposits at June 30, 2006 and 2005 consist of the following:

	2006	2005

Noninterest bearing checking accounts	$84,757	$85,705
Interest bearing accounts	54,862	50,120
Money market accounts	232,471	209,116
Savings accounts	76,695	63,235
Certificates of deposit	320,217	273,040

	$769,002	$681,216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

Scheduled maturities of certificates of deposit are as follows:

Maturing in fiscal year:

2007	$216,943
2008	78,674
2009	11,325
2010	10,127
2011	2,994
Thereafter	154

$320,217

Deposit accounts are insured up to $100 by the Savings Association Insurance Fund (SAIF) under management of the Federal Deposit Insurance Corporation (FDIC). The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $127,155 and $82,900 at June 30, 2006 and 2005, respectively. Deposits at June 30, 2006 and 2005 include $68,950 and $51,640, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 9 -      ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Des Moines (FHLB) at June 30, 2006 and 2005, are summarized as follows:

	2006	2005

Fixed-rate advances (with rates ranging from 2.5% to 6.4%)	$90,500	$110,077
Variable-rate advances (with rates ranging from 3.6% to 5.6%)	1,120	8,882

	$91,620	$118,959

Aggregate maturities of advances, computed based on call date, are as follows: 2007 - $83,120; 2008 - $1,500; 2009 - $2,500; 2010 - $2,500 and 2011 - $2,000. Prepayment of the callable advances results in a prepayment fee as negotiated between the Bank and the FHLB.

Advances with the FHLB are secured by stock in the FHLB, which is comprised of membership stock and activity-based stock. The membership stock requirement is based as a percentage of total assets as of the preceding December 31. At June 30, 2006, the Bank held $1,117 in membership stock. The activity-based stock requirement is based on 4.45% of advances outstanding. At June 30, 2006, the Bank held $4,530 in activity-based stock.

In addition, advances with the FHLB are secured by one-to-four family first mortgage loans, multi-family first mortgage loans and investment securities. In order to provide additional borrowing collateral, commercial real estate first mortgage loans, home equity line of credit loans and home equity second mortgage have also been pledged with the FHLB. At June 30, 2006, the Bank had total collateral with the FHLB of $138,941 of which $41,321 was available for additional borrowing.

Advances with the Federal Reserve Bank are secured by commercial business loans.

Convertible advances without a strike rate are subject to be called at the FHLB’s discretion. Convertible advances tied to LIBOR strike rates may only be called if the three-month LIBOR rate is equal to or greater than the indicated strike rate.

The Bank currently has a $15,000 unsecured line of federal funds with First Tennessee Bank, NA. In addition, the Company has a line of credit for $6,000 with First Tennessee Bank, NA for liquidity needs of the Company. There were no funds drawn on either line of credit at June 30, 2006.

Other borrowings consist of the following:

The Company had a contract for deed, which required monthly payments of $9, plus interest at 7.0%, to October 2013. The contract for deed, which was secured by land held for sale with a carrying value of $1,298, had a balance of $705 at June 30, 2005.

On December 31, 2004, the Company entered into a Real Estate Purchase Agreement, secured by the contract for deed as described above, that provided for the sale by the Company of approximately 211.44 acres of real property located in Minnehaha County, South Dakota. The sale was completed during the second quarter of the 2006 fiscal year and resulted in a one-time gain on sale of $3,557.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 10 -     SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

On November 28, 2001, the Company issued 10,000 shares totaling $10,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust I. Trust I was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust I. The securities provide for cumulative cash distributions calculated at a rate based on six-month LIBOR plus 3.75% adjusted semi-annually. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond December 8, 2031. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities must be redeemed on December 8, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than December 8, 2006. The capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

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

On December 19, 2002, the Company issued 5,000 shares totaling $5,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust III. Trust III was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust III. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond January 7, 2033. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities must be redeemed on January 7, 2033; however, the Company has the option to shorten the maturity date to a date not earlier than January 7, 2008. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

On September 25, 2003, the Company issued 7,000 shares totaling $7,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust IV. Trust IV was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust IV. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.10% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 8, 2033. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities must be redeemed on October 8, 2033; however, the Company has the option to shorten the maturity date to a date not earlier than October 8, 2008. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 11 -     INCOME TAX MATTERS

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis. The Bank is allowed bad debt deductions based on actual charge-offs.

The consolidated provision for income taxes from continuing operations consists of the following for the years ended June 30, 2006, 2005, and 2004:

	2006	2005	2004

Current
Federal	$2,475	$2,786	$1,485
State	296	481	430
Deferred expense	(557)	(836)	976

	$2,214	$2,431	$2,891

Income tax expense is different from that calculated at the statutory federal income tax rate to pretax income from continuing operations. The reasons for this difference in the tax expense are as follows:

	2006	2005	2004

Computed “expected” tax expense	$2,352	$2,659	$2,837
Increase (decrease) in income taxes resulting from
Tax exempt income	(237)	(172)	(116)
State taxes, net of federal benefit	165	331	320
Increase in cash surrender value of life insurance	(169)	(168)	(184)
Stock Options	(19)	—	—
Benefit of income taxed at lower rates	(52)	(61)	(67)
Change in valuation allowance	(3)	(1)	(76)
Other, net	177	(157)	177

	$2,214	$2,431	$2,891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

The components of the net deferred tax asset (liability) as of June 30, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets
Allowance for loan and lease losses	$1,950	$1,738
Accrued expenses	253	377
Net unrealized loss on securities available for sale	1,509	513
Other	437	392
	4,149	3,020
Less valuation allowance	(2)	(5)

	4,147	3,015

Deferred tax liabilities
Property and equipment	1,583	2,072
Mortgage servicing rights	352	309
Other assets	201	175
Other	10	12
	2,146	2,568

	$2,001	$447

Retained earnings at June 30, 2006 and 2005, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of June 30, 2006 and 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2006, the Office of Thrift Supervision (OTS) categorized the Bank as “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have unfavorably changed the Bank’s category.

The following table summarizes the Bank’s compliance with its regulatory capital requirements at June 30, 2006 and 2005:

					To Be Well Capitalized
					Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2006
Tier I (core) capital (to adjusted total assets)	$77,667	8.10%	$38,344	4.00%	$47,931	5.00%
Total risk-based capital (to risk-weighted assets)	83,324	10.65%	62,615	8.00%	78,269	10.00%
Tangible capital (to tangible assets)	77,667	8.10%	14,379	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	77,667	9.92%	N/A	N/A	46,961	6.00%

As of June 30, 2005
Tier I (core) capital (to adjusted total assets)	$73,815	8.28%	$35,046	4.00%	$44,577	5.00%
Total risk-based capital (to risk-weighted assets)	75,423	10.66%	56,610	8.00%	70,763	10.00%
Tangible capital (to tangible assets)	73,815	8.28%	13,373	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	73,815	10.43%	N/A	N/A	42,458	6.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 13 -     STOCKHOLDERS’ EQUITY

The Company currently has in effect a publicly announced stock buy-back program in which up to 10% of the common stock of the Company outstanding on May 1, 2006, may be acquired through April 30, 2007. As of June 30, 2006, the Company has not repurchased any shares of common stock pursuant to this current program. Pursuant to a series of stock buy-back programs initiated by the Company since 1996, the Company has purchased an aggregate of 1,977,836 shares of common stock through June 30, 2006. The aggregate purchases include two blocks of 11,000 and 340,021 shares of common stock repurchased in private transactions in February 2004 and January 2002, respectively. As of June 30, 2006, the maximum number of shares that may yet be purchased under the current program was 433,439 shares.

The Company has authorized 50,000 shares of Preferred Stock, designated as “Series A Junior Participating Preferred Stock” with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance.

The Company also has preferred share purchase rights (Rights). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $65 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The Rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The Rights expire on October 22, 2006. There were no outstanding Rights as of June 30, 2006.

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992, who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank’s regulatory capital requirements. Capital distributions are limited to the greater of 100% of net income for the year to date plus 50% of the amount of which the lesser of the institution’s tangible core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period. Subsequent to June 30, 2006, the Bank sent written notification to the OTS of its intention to pay up to 50% of the Bank’s net income for each quarter in the year ending June 30, 2007, to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 14 -      EARNINGS PER SHARE

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended June 30, 2006, 2005, and 2004, follow:

	2006	2005	2004

Net income	$4,508	$5,165	$5,216

Basic EPS:
Weighted average number of common shares outstanding	3,914,952	3,885,297	3,913,646

Earnings per common share	$1.15	$1.33	$1.34

Diluted EPS:
Weighted average number of common shares outstanding	3,914,952	3,885,297	3,913,646
Common share equivalents - stock options and stock issuable under employee compensation plans	85,126	115,793	108,121
Weighted average number of common shares and common share equivalents	4,000,078	4,001,089	4,021,767

Earnings per common share	$1.13	$1.29	$1.30

During the third quarter of fiscal 2006, the Company declared a 1-1/10-for-1 stock split of all of the common stock of the Company outstanding, payable in the form of a 1/10-for-1 stock dividend. The 10% stock dividend was paid on April 24, 2006 to shareholders of record as of April 10, 2006. All per share data and number of common shares outstanding have been retroactively adjusted for all periods presented as a result of the stock split.

Options outstanding of approximately 30,800 and 47,300 shares of common stock at a weighted average share price of $19.00 and $14.75 during the fiscal years ended June 30, 2006 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. All options outstanding were included in the computation for the year ended June 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 15 -      DEFINED BENEFIT PLAN

The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours in a plan year. The benefits are based on 6% of each eligible participant’s annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year treasury note rates. The Company’s funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time. One hundred percent vesting occurs after five years with a retirement age of 65. Information relative to the components of net periodic benefit cost measured as of April 30, 2006 and April 30, 2005 for the Company’s defined benefit plan is presented below.

	2006	2005

Changes in benefit obligations
Benefit obligations, beginning	$5,021	$4,476
Service cost	466	454
Interest cost	365	366
Benefits paid	(143)	(359)
Actuarial (gain) loss	(356)	84

Benefit obligations, ending	$5,353	$5,021

Changes in plan assets
Fair value of plan assets, beginning	$4,240	$3,675
Actual return on plan assets	680	262
Company contributions	610	662
Benefits paid	(143)	(359)

Fair value of plan assets, ending	$5,387	$4,240

Funded status at end of year
Plan assets (deficient) of obligations	$34	$(781)
Unrecognized losses	216	879
Unrecognized transition asset	—	12

Prepaid benefit cost at end of year	$250	$110

Accumulated benefit obligation	$4,455	$4,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

The components of pension cost for the fiscal years ended June 30, consist of the following:

	2006	2005	2004

Service cost	$466	$454	$431
Interest cost	365	366	324
Expected return on plan assets	(373)	(370)	(244)
Amortization of prior losses	—	33	55
Amortization of prior service cost	—	—	(44)
Amortization of transition asset	11	12	12

Total costs recognized in expense	$469	$495	$534

The components in the balance sheet consist of:

	2006	2005

Prepaid benefit cost	$250	$110

Net asset recorded in the consolidated balance sheet	$250	$110

The weighted-average assumptions used to determine benefit obligations at June 30, are as follows:

	2006	2005

Discount rate - pre-retirement	7.50%	7.50%
Discount rate - post-retirement	4.58%	4.55%
Rate of compensation increase	4.00%	5.50%

The weighted-average assumptions used to determine net periodic benefit cost for fiscal years ended June 30, are as follows:

	2006	2005

Discount rate - pre-retirement	7.50%	7.50%
Discount rate - post-retirement	4.55%	4.93%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	5.50%

The overall expected long-term rate of return on assets is based on economic forecasts and projected asset allocation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

Plan Assets:  The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	2006
				Actual Asset	Target Asset
		Market	Unrealized	Mix as a % of	Mix as a % of
Investment Category	Cost	Value	Gain/(Loss)	Market Value	Market Value

Equities	$2,934	$3,677	$743	68.3%	65.0%
Fixed	1,330	1,312	(18)	24.3%	30.0%
Cash and cash equivalents	398	398	—	7.4%	5.0%

Total pension plan assets	$4,662	$5,387	$725	100.0%	100.0%

	2005
				Actual Asset	Target Asset
		Market	Unrealized	Mix as a % of	Mix as a % of
Investment Category	Cost	Value	Gain	Market Value	Market Value

Equities	$2,582	$2,776	$194	65.5%	65.0%
Fixed	1,229	1,251	22	29.5%	30.0%
Cash and cash equivalents	213	213	—	5.0%	5.0%

Total pension plan assets	$4,024	$4,240	$216	100.0%	100.0%

The objective of the pension plan investment policy for equities is to pursue a growth strategy that results in capital appreciation.  The objective of the pension plan investment policy for fixed rate instruments and cash equivalents is to ensure safety of principal and interest.

The Company expects to contribute $621 to its pension plan in fiscal 2007.

Estimated Future Benefit Payments:  The following benefit payments which reflect expected future service, as appropriate, are expected to be paid during the years ended June 30:

2007	$243
2008	317
2009	492
2010	1,101
2011	372
Years 2012 -2016	2,730

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 16 -  RETIREMENT SAVINGS PLAN

The Company has a retirement savings plan covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they worked at least 1,000 hours.  The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to IRS Code Section 401(k) and regulations issued there under.  The plan allows voluntary contributions by eligible employees, and also allows discretionary contributions by the Company as determined annually by the Board of Directors.  The total compensation cost charged to expense related to the plan was $265, $275, and $233 for 2006, 2005, and 2004, respectively.

NOTE 17 -  STOCK-BASED COMPENSATION PLANS

During fiscal year 2003, the Company established the 2002 Stock Option and Incentive Plan (2002 Option Plan).  Under the 2002 Option Plan, awards for an aggregate amount of 907,500 common shares may be granted to directors and employees of the Bank.  Options granted under the Option Plan may be either options that qualify as Incentive Stock Options, as defined in the Code, or options that do not qualify.  Options granted may have a maximum term of 10 years.  The 2002 Option Plan also provides for the award of stock appreciation rights, limited stock appreciation rights and restricted stock.

The Company also has a 1991 Stock Option and Incentive Plan (1991 Option Plan), in which awards for an aggregate amount of 1,001,880 common shares were granted to directors and employees of the Bank.  The Company has ceased granting options under this plan, and no additional awards have been granted under this plan since fiscal 2003.  Options granted have a maximum term of 10 years.  The 1991 Option Plan also provided for the award of stock appreciation rights, limited stock appreciation rights, and restricted stock.

The Company has a long-term incentive plan, which provides for the grant of restricted stock awards and for stock options under the option plans if the Company achieves certain performance levels.  During fiscal years 2006, 2005, and 2004, the Company met a performance level in the plan and, accordingly, for fiscal year 2006 restricted stock with a value of $65 will be issued in fiscal year 2007.  During fiscal years 2006 and 2005, 76,091 and 45,034 shares, respectively of restricted stock were issued under the 2002 Option Plan.  These shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment.  The issuance value of these shares was $1,314 and $670 for 2006 and 2005, respectively, and is being amortized over the vesting period of five years, with the unamortized balance included in additional paid in capital in the consolidated statements of financial condition.  During fiscal years 2006, 2005, and 2004, $388, $195 and $89, respectively, were recorded as amortization expense.

Also in connection with meeting a performance level of the long-term incentive plan, 4,078 shares of restricted stock and 20,953 stock appreciation rights (“SARs”) were issued in fiscal 2007 under the plan.  Both the restricted shares and SARs issued in fiscal 2007 will have a four-year vesting period in which 25% of the stock vests in each of the first through fourth anniversaries of the date of grant.

During fiscal year 2004, the Company created a pool of 12,100 restricted shares for grants under the 2002 Option Plan (2002 Pool).  The key provisions of the 2002 Pool include:  outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination.  During fiscal years 2006 and 2005, 4,657 and 1,697 restricted shares, respectively, were awarded under the Pool.  The issuance value of these restricted shares was $80 and $25 in 2006 and 2005, respectively, and is being amortized over the vesting period of five years, with the unamortized balance included in additional paid in capital in the consolidated balance sheet.  During fiscal years 2006, 2005, and 2004, $37, $29, and $29, respectively, were recorded as amortization expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

The Company previously had a pool of 12,100 restricted shares (1991 Pool), which was increased to 20,570 restricted shares in fiscal year 2003.  Awards from the 1991 Pool were at the discretion of the Chairman of the Board of Directors on a spot basis to employees and were provided for under the 1991 Option Plan.  The restricted shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment.  Key provisions of the 1991 Pool are the same as the 2002 Pool described above.

The fair value of each incentive stock option grant is estimated at the grant date using the Black-Scholes option pricing model.  The following assumptions were used for grants in fiscal years 2006, 2005 and 2004:

	2006	2005	2004

Expected volatility	24.00%	24.00%	24.00%
Expected dividend yield	2.75%	2.69%	2.79%
Risk-free interest rate	4.09%	3.73%	4.26%
Expected term (in years)	7	7	7

Stock option activity for the fiscal years ended June 30, are as follows:

	2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Balance, beginning July 1	325,422	$12.22
Granted	30,769	17.27
Forfeited	(3,277)	14.86
Exercised	(33,937)	11.39

Balance, ending June 30	318,977	$12.77	5.80	$1,386

Exercisable at June 30	269,628	$12.20	5.28	$1,321

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

	2005
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Balance, beginning July 1	331,917	$10.20
Granted	93,016	14.88
Forfeited	(22,899)	11.80
Exercised	(76,612)	9.42

Balance, ending June 30	325,422	$12.22	6.42	$2,486

Exercisable at June 30	259,163	$11.54	5.74	$2,156

	2004
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Balance, beginning July 1	387,265	$10.00
Granted	47,286	14.75
Forfeited	(17,683)	9.08
Exercised	(84,951)	9.72

Balance, ending June 30	331,917	$10.20	5.89	$1,245

Exercisable at June 30	262,228	$10.58	5.45	$884

The weighted-average grant date fair value of options granted during the fiscal years 2006, 2005 and 2004 was $3.83, $3.46 and $3.48, respectively.  The total intrinsic value of options exercised during the fiscal years 2006, 2005 and 2004, was $194, $800 and $359, respectively.  As of June 30, 2006, there was $79 of total unrecognized compensation cost related to nonvested stock option awards.  The cost is expected to be recognized over a period of 2 years.  Cash received from the exercise of options for the fiscal years 2006, 2005 and 2004, was $386, $721 and $820, respectively. The tax benefit realized for the tax deductions from cashless option exercises totaled $41, $53 and $0 for the fiscal years 2006, 2005 and 2004, respectively.  The company generally uses treasury shares to satisfy stock option exercises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

Restricted share activity for the fiscal years ended June 30 follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested Balance, beginning	91,888	$13.62	58,037	$12.44	50,137	$10.05
Granted	85,572	17.42	55,568	14.68	34,390	15.01
Vested	(15,955)	11.37	(15,360)	13.57	(13,416)	10.21
Forfeited	(3,346)	15.85	(6,357)	12.24	(13,074)	12.34

Nonvested Balance, ending	158,159	$15.85	91,888	$13.62	58,037	$12.44

Pretax compensation expense recognized for restricted shares for the fiscal years 2006, 2005 and 2004, was $425, $224 and $118, respectively.  The tax benefit for the fiscal years 2006, 2005 and 2004, was $144, $76 and $40, respectively.  As of June 30, 2006, there was $1,855 of total unrecognized compensation cost related to restricted shares granted under the Plan.  That cost is expected to be recognized over a period of 5 years.  The total fair value of shares vested during the fiscal years 2006, 2005 and 2004, was $181, $208 and $137, respectively.

The Company has a Director Restricted Stock Plan which provides that awards of restricted shares of the Company’s common stock be made to outside directors of the Company.  The plan is designed to allow for payment of the annual retainer fee in shares of the Company’s common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index.  Each outside director is entitled to all voting, dividend and distribution rights during the restriction period.  The effective date of the plan was July 1, 1997.  The plan has 90,750 shares allocated to it and is in effect for a period of ten years.  During fiscal years 2006, 2005, and 2004, 4,824, 6,571, and 7,264 shares were awarded and $96, $90, and $116 of expense was incurred under the plan, respectively, as the annual retainer for the Company’s Board of Directors.  The Director Restricted Stock Plan expires on December 31, 2006.

NOTE 18 -  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of June 30, are as follows:

	2006	2005

Unrealized loss on securities available for sale net of related tax effect of $(1,509) and $(513)	$(2,462)	$(838)
Fair value change in retained interest, net of related deferred tax effect of $1	—	2

	$(2,462)	$(836)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

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

Loans and leases – Approximately 48% of loans are variable-rate loans that reprice at various frequencies and have no significant change in interest rate risk.  Fair values on these loans are based on carrying values.  The fair values for fixed-rate loans and leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans and leases with similar terms to borrowers with similar credit quality or from quoted market prices of similar loans and leases sold, adjusted for differences in loan and lease characteristics.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

Estimated fair values of the Company’s financial instruments are as follows at June 30:

	June 30,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$27,037	$27,037	$18,248	$18,248
Securities	145,518	145,518	142,429	142,429
Federal Home Loan Bank stock	5,647	5,647	7,699	7,699
Loans and leases	729,226	706,249	680,819	676,842
Accrued interest receivable	6,880	6,880	5,087	5,087
Servicing rights	5,648	9,102	5,211	6,453
Retained interest asset	—	—	1,713	1,713

Financial liabilities
Deposits	769,002	764,359	681,216	679,277
Borrowed funds	91,620	89,096	119,664	119,364
Subordinated debentures payable to trusts	27,837	27,837	27,837	27,837
Accrued interest payable and advances by borrowers for taxes and insurance	11,187	11,187	9,484	9,484

NOTE 20 -  COMMITMENTS, CONTINGENCIES AND CREDIT RISK

The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States.  Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset.  At June 30, 2005, the Bank has approximately $5 of loans sold with recourse to the Federal National Mortgage Association (FNMA).  There were no loans sold with recourse to the FNMA at June 30, 2006.  The collateral securing these loans are one-to-four family mortgage loans, which are seasoned.  Unused lines of credit amounted to $110,256 and $119,080 at June 30, 2006 and 2005, respectively.  Unused letters of credit amounted to $6,530 and $4,721 at June 30, 2006 and 2005, respectively.  The lines of credit and letters of credit are collateralized in substantially the same manner as loan receivable.

The Bank had outstanding commitments to originate or purchase loans of $42,904 and to sell loans of approximately $13,045 at June 30, 2006.  The portion of commitments to originate or purchase fixed rate loans totaled $31,656 with a range in interest rates of 4.95% to 9.63%.  No losses are expected to be sustained in the fulfillment of any of these commitments.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 21 -  CASH FLOW INFORMATION

Changes in other assets and liabilities for the years ended June 30, 2006, 2005, and 2004, consist of:

	2006	2005	2004

(Increase) decrease in accrued interest receivable	$(1,793)	$(1,031)	$242
Earnings on cash value of life insurance	(483)	(561)	(619)
(Increase) decrease in net deferred loan fees and other assets	884	750	3,502
Increase (decrease) in accrued expenses and other liabilities	732	352	(3,300)

	$(660)	$(490)	$(175)

NOTE 22 -  SUBSEQUENT EVENTS

On September 5, 2006, the Bank announced it had agreed to purchase the servicing rights to approximately $324,000 of single-family mortgages.  A majority of these rights are South Dakota Housing Development Authority (SDHDA) servicing rights and a few Fannie Mae servicing rights.  With this purchase, the Bank will service approximately 72% of the mortgage portfolio for SDHDA and is the largest servicer for SDHDA.  The completion of the sale is expected in the second quarter of fiscal 2007.

In addition, the Company announced on September 5, 2006 it had agreed to sell four of the Bank’s branch locations. The completion of the sale of the four branches is expected during the second quarter of fiscal 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 23 -  FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)

The Company’s condensed balance sheets as of June 30, 2006 and 2005 and related condensed statements of income and cash flows for each of the years in the three-year period ended June 30, 2006, are as follows:

Condensed Balance Sheets

		2006	2005

Assets
Cash primarily with the Bank		$2,081	$1,003
Investments in subsidiaries		80,175	77,968
Land held for sale		—	1,298
Investment securities		67	39
Other		1,786	2,969

		$84,109	$83,277

Liabilities
Other borrowings		$27,837	$28,542
Other liabilities		214	1,100

Stockholders’ equity		56,058	53,635

		$84,109	$83,277

Condensed Statements of Income
	2006	2005	2004

Dividends from subsidiaries	$1,500	$3,716	$2,575
Interest and other income	3,697	98	52
Expenses	(2,669)	(2,207)	(1,752)
Income tax benefit	(389)	736	568
Equity in undistributed income of subsidiaries	2,369	2,822	3,773

Net income	$4,508	$5,165	$5,216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

Condensed Cash Flows

	2006	2005	2004
Cash Flows From Operating Activities
Net income	$4,508	$5,165	$5,216
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	34	27	26
(Gain) on sale of land	(3,557)	—	—
Equity in (earnings) of subsidiaries	(3,869)	(6,538)	(6,348)
Cash dividends received from subsidiaries	1,500	3,716	2,575
Increase (decrease) in liabilities	(886)	452	447
Other, net	(337)	892	(354)
Net cash provided by (used in) operating activities	(2,607)	3,714	1,562

Cash Flows From Investing Activities
Change in investment securities	28	40	—
Proceeds from sale of land	4,863	—	—
Capital contribution to the Bank	(950)	(2,000)	—
Net cash provided by (used in) investment activities	3,941	(1,960)	—

Cash Flows From Financing Activities
Purchase of treasury stock	—	(3,206)	(1,862)
Cash dividends paid	(1,596)	(1,551)	(1,530)
Proceeds from issuance of common stock	2,052	1,512	1,153
Proceeds from issuance of subordinated debentures	—	—	7,000
Payments on other borrowings	(705)	(60)	(4,338)
Payments of debt issue costs	(7)	(3)	(158)
Net cash provided by (used in) financing activities	(256)	(3,308)	265

Increase (decrease) in cash	1,078	(1,554)	1,827

Cash at beginning of period	1,003	2,557	730

Cash at end of period	$2,081	$1,003	$2,557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

NOTE 24 -  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2006

Total interest income	$12,472	$13,143	$13,466	$14,330
Net interest income	6,335	6,393	6,382	6,539
Provision for losses on loans and leases	462	3,630	418	769
Net income	1,023	1,299	1,250	936

Basic earnings per share	$0.26	$0.33	$0.32	$0.24
Diluted earnings per share	0.26	0.33	0.31	0.23

Fiscal Year 2005

Total interest income	$10,690	$11,249	$10,990	$12,017
Net interest income	6,540	6,804	6,282	6,573
Provision for losses on loans and leases	179	196	129	2,177
Net income	1,460	1,648	1,344	713

Basic earnings per share	$0.37	$0.42	$0.35	$0.18
Diluted earnings per share	0.37	0.41	0.33	0.18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.  Controls and Procedures

As of June 30, 2006, an evaluation was performed by the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon, and as of the date of that evaluation, the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  There were no significant changes in the Company’s internal control over financial reporting or identified in the above-referenced evaluation that materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2006, a copy of which will be filed not later than 120 days after June 30, 2006 (the “2006 Proxy Statement”).

Code of Ethics

Information regarding the Company’s Code of Conduct and Ethics is incorporated by reference to the discussion under the heading “Code of Conduct and Ethics” in the Company’s 2006 Proxy Statement.

Directors

Information regarding Directors of the Company is incorporated by reference to the discussion under the heading “Information with Respect to Nominees and Continuing Directors” in Proposal 1 of the Company’s 2006 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

Information regarding the Company’s Audit Committee, including identification of each committee member and the audit committee financial expert, is incorporated by reference to the discussion under the heading “Meetings of the Board of Directors, Compensation of Directors, Committees of the Board of Directors and Independent Directors” in Proposal 1 of the Company’s 2006 Proxy Statement.

Director Nominations

Information regarding material changes, if any, to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors is incorporated by reference to the discussion under the heading “Director Nominations” in Proposal 1 of the Company’s 2006 Proxy Statement.

Executive Officers

Information regarding the executive officers of the Company and the Bank is contained in Part I, Item 1 “Business” of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated by reference to the discussion under the heading “Executive Compensation” in the Company’s 2006 Proxy Statement.  Information contained under the headings “Report of the Board Compensation Committee on Executive Compensation” and “Stockholder Return Performance Presentation” is not incorporated herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners, directors and certain executive officers is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2006 Proxy Statement.

Information concerning equity compensation plan information is incorporated by reference from the discussion under the heading “Equity Compensation Plan Information” in the Company’s 2006 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated by reference from the discussion under the heading “Executive Compensation – Certain Transactions” in the Company’s 2006 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

Information concerning the fees for professional services rendered by the Company’s principal accountant is incorporated by reference from the discussion under the heading “Executive Compensation – Report of the Audit Committee – Audit Fees, Audit Related Fees, Tax Fees and All Other Fees” in the Company’s 2006 Proxy Statement.  Information concerning the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Audit Committee Pre-Approval Policies” in Proposal 1 of the Company’s 2006 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  The following documents are as part of this Form 10-K:

(1)          See “HF Financial Corp. Index to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data” of this report.

(2)          All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.   (3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Articles of Incorporation	(1)
3.2	By-Laws	(1)
4.1	Rights Agreement	(4)
10.1	Employment Contract between Home Federal Bank and Curtis L. Hage	(1) #
10.2	Amendment to Employment Contract between Home Federal Bank and Curtis L. Hage	(3) #
10.3	HF Financial Corp. 1991 Stock Option and Incentive Plan	(2) #
10.4	Amendment to the HF Financial Corp 1991 Stock Option and Incentive Plan	(5) #
10.5	HF Financial Corp. 1996 Director Restricted Stock Plan	(5) #
10.6	Change in Control Contract between Home Federal Bank and Mark S. Sivertson	(6) #
10.7	Employment Contract between Home Federal Bank and David A. Brown	(7) #
10.8	Change in Control Contract between Home Federal Bank and David A. Brown	(7) #
10.9	Guarantee Agreement dated November 28, 2001, by and between HF Financial Corp. and Wilmington Trust Company	(8)
10.10	Indenture Agreement dated November 28, 2001, by and between HF Financial Corp. and Wilmington Trust Company	(8)
10.11	Guarantee Agreement dated July 11, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(9)
10.12	Indenture Agreement dated July 11, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(9)
10.13	Guarantee Agreement dated December 19, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(10)

10.14	Indenture Agreement dated December 19, 2002, by and between HF Financial Corp. and Wilmington Trust Company	(10)
10.15	Guarantee Agreement dated September 25, 2003, by and between HF Financial Corp. and Wilmington Trust Company	(11)
10.16	Indenture Agreement dated September 25, 2003, by and between HF Financial Corp. and Wilmington Trust Company	(11)
10.17	Letter Agreement dated June 1, 2005 between HF Financial Corp. and First Tennessee Bank, NA	(12)
10.18	$3.0 Million Promissory Note between HF Financial Corp. and First Tennessee Bank, NA	(13)
10.19	HF Financial Corp. 2002 Stock Option and Incentive Plan	(14)#
10.20	Letter Agreement dated July 20, 2006 between HF Financial Corp. and First Tennessee Bank, NA	10.20
10.21	Home Federal Bank Short Term Incentive Plan	(15)#
10.22	Home Federal Bank Third Amended and Restated Long-Term Incentive Plan	(15)#
21.1	Subsidiaries of Registrant	21.1
23.1	Consent of Independent Registered Accounting Firm	23.1
23.2	Consent of Independent Registered Accounting Firm	23.2
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

(1)	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the SEC on December 6, 1991 (File No. 33-44383).
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(3)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
(4)	Filed as an exhibit to the Company’s Registration Statement on Form 8-A, filed with the SEC on October 29, 1996.
(5)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
(6)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
(7)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
(8)	Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(9)	Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(10)	Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.
(11)	Filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
(13)	Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(14)	Filed as Appendix A to the Company’s definitive Proxy Statement on Schedule 14A, filed with the SEC on October 15, 2002.
(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 26, 2005, and filed with the SEC on August 1, 2005.
#	Management or compensatory plan or arrangements required to be filed.

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

/s/ Curtis L. Hage		/s/ Darrel L. Posegate
Curtis L. Hage, Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)		Darrel L. Posegate, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	September 27, 2006	Date:	September 27, 2006

/s/ Thomas L. Van Wyhe		/s/ Robert L. Hanson
Thomas L. Van Wyhe, Director		Robert L. Hanson, Director

Date:	September 27, 2006	Date:	September 27, 2006

/s/ Steven R. Sershen		/s/ William G. Pederson
Steven R. Sershen, Director		William. G. Pederson, Director

Date:	September 27, 2006	Date:	September 27, 2006

/s/ Curtis J. Bernard		/s/ Christine E. Hamilton
Curtis J. Bernard, Director		Christine E. Hamilton, Director

Date:	September 27, 2006	Date:	September 27, 2006

Index to Exhibits

Exhibit
Number

10.20	Letter Agreement dated July 20, 2006 between HF Financial Corp. and First Tennessee Bank, NA

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002