Form 10-Q
period 2006-09-30
HF FINANCIAL CORP
filed 2006-11-13
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

As of November 10, 2006 there were 3,965,479 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value per share.

HF FINANCIAL CORP.

Form 10-Q

PART I  – FINANCIAL INFORMATION

Item 1.             Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands)

	September 30, 2006	June 30, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$14,919	$27,037
Securities available for sale	153,167	145,518
Federal Home Loan Bank stock	7,300	5,647
Loans held for sale	9,311	7,623
Loans and leases receivable	747,189	727,260
Allowance for loan and lease losses	(5,631)	(5,657)
Net loans and leases receivable	741,558	721,603

Accrued interest receivable	8,496	6,880
Office properties and equipment, net of accumulated depreciation	15,043	14,459
Foreclosed real estate and other properties	2,055	1,889
Cash value of life insurance	13,140	13,013
Servicing rights	10,742	5,648
Goodwill, net	4,951	4,951
Other assets	6,513	7,026
Total assets	$987,195	$961,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$741,801	$769,002
Advances from Federal Home Loan Bank and other borrowings	131,975	91,620
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	13,687	6,969
Accrued expenses and other liabilities	13,572	9,808
Total liabilities	928,872	905,236

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,943,315 and 5,926,496 shares issued at September 30, 2006 and June 30, 2006, respectively	59	59
Common stock subscribed for but not issued, 4,078 shares at June 30, 2006	—	65
Additional paid-in capital	19,788	19,384
Retained earnings, substantially restricted	68,870	68,179
Accumulated other comprehensive income (loss), net of related deferred tax effect	(1,227)	(2,462)
Less cost of treasury stock, 1,977,836 and 1,977,836 shares at September 30, 2006 and June 30, 2006, respectively	(29,167)	(29,167)
Total stockholders’ equity	58,323	56,058
Total liabilities and stockholders’ equity	$987,195	$961,294

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Interest, dividend and loan fee income:
Loans and leases receivable	$13,240	$11,121
Investment securities and interest-earning deposits	1,838	1,351
	15,078	12,472
Interest expense:
Deposits	6,541	4,296
Advances from Federal Home Loan Bank and other borrowings	2,119	1,841
	8,660	6,137
Net interest income	6,418	6,335

Provision for losses on loans and leases	291	462

Net interest income after provision for losses on loans and leases	6,127	5,873

Noninterest income:
Fees on deposits	1,193	1,176
Loan servicing income	329	268
Gain on sale of loans, net	196	299
Trust income	216	195
Other	410	447
	2,344	2,385
Noninterest expense:
Compensation and employee benefits	4,156	4,303
Occupancy and equipment	938	780
Other	1,815	1,591
	6,909	6,674

Income before income taxes	1,562	1,584

Income tax expense	465	561
Net income	$1,097	$1,023
Comprehensive income	$2,332	$861
Cash dividends declared per share	$0.1050	$0.1023

Earnings per share:(1)
Basic	$0.28	$0.26
Diluted	$0.27	$0.26

(1) Retroactively adjusted for the 10% stock dividend paid on April 24, 2006 to stockholders of record as of April 10, 2006

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$1,097	$1,023
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	291	462
Depreciation	242	361
Amortization of discounts and premiums on securities and other	269	516
Stock based compensation	259	184
Deferred income taxes (credits)	(12)	(4)
Loans originated for resale	(19,680)	(32,772)
Proceeds from the sale of loans	18,188	27,172
(Gain) on sale of loans, net	(196)	(255)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	19	14
(Gain) loss on disposal of office properties and equipment, net	2	(2)
Change in other assets and liabilities	1,931	1,156
Net cash provided by (used in) operating activities	2,410	(2,145)

Cash flows from investing activities
Loan participations purchased	(6,010)	—
Loans and leases originated and held	(54,940)	(85,281)
Principal collected on loans and leases	40,383	81,191
Securities available for sale:
Sales and maturities and repayments	11,329	10,535
Purchases	(17,114)	(18,655)
Purchase of Federal Home Loan Bank stock	(2,505)	(1,342)
Redemption of Federal Home Loan Bank stock	852	1,805
Proceeds from sale of office properties and equipment	—	2
Purchase of office properties and equipment	(981)	(834)
Purchase of servicing rights	(5,224)	(284)
Proceeds from sale of foreclosed real estate and other properties, net	136	121
Net cash (used in) investing activities	(34,074)	(12,742)

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,
	2006	2005

Cash flows from financing activities
Net (decrease) in deposit accounts	$(27,201)	$(3,925)
Proceeds of advances from Federal Home Loan Bank and other borrowings	382,486	145,678
Payments on advances from Federal Home Loan Bank and other borrowings	(342,131)	(130,116)
Increase in advances by borrowers	6,718	4,301
Proceeds from issuance of common stock	80	178
Cash dividends paid	(406)	(384)
Net cash provided by financing activities	19,546	15,732

Increase (decrease) in cash and cash equivalents	(12,118)	845

Cash and cash equivalents
Beginning	27,037	18,248
Ending	$14,919	$19,093

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$7,999	$5,420
Cash payments for income and franchise taxes, net	27	919

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Months Ended September 30, 2006 and 2005
(Unaudited)

NOTE 1.          SELECTED ACCOUNTING POLICIES

Basis of presentation:

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited.  However, in the opinion of management, adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for the interim periods have been included.  Results for any interim period are not necessarily indicative of results to be expected for the fiscal year.  Interim consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (“Fiscal 2006”), filed with the Securities and Exchange Commission.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the industry.

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

The Company adopted SFAS No. 123R effective as of July 1, 2005, using the Black-Scholes option-pricing model and the modified prospective method in which compensation cost is recognized for all awards granted subsequent to the Company’s adoption of this statement as well as for the unvested portion of awards outstanding as of the Company’s adoption of this statement.  Prior to July 1, 2005, the Company accounted for stock-based compensation in accordance with APB No. 25 and related interpretations. As such, no stock-based employee compensation cost was recognized for grants under the Company’s stock option and incentive plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2006, under Note 17 of “Notes to Consolidated Financial Statements.”

 NOTE 2.         REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at September 30, 2006:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$39,298	5.00%
Actual	79,444	8.09
Excess over required	40,146	3.09

Risk-based capital (to risk-weighted assets):
Required	$63,939	10.00%
Actual	85,075	10.64
Excess over required	21,136	0.64

NOTE 3.          EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of basic common shares outstanding for the three months ended September 30, 2006 and 2005 was 3,959,622 and 3,847,016, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended September 30, 2006 and 2005 was 4,035,493 and 3,940,277, respectively.

All earnings per share data and number of common shares outstanding have been retroactively adjusted for the 10% stock dividend paid on April 24, 2006 to stockholders of record as of April 10, 2006.

NOTE 4.                INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$12,043	$32	$(79)	$11,996
Federal Home Loan Bank	13,426	18	(89)	13,355
Municipal bonds	7,604	25	(84)	7,545
Preferred Term Securities	11,019	68	(81)	11,006
Other Investments	5,423	103	—	5,526
	49,515	246	(333)	49,428

Equity securities:
FNMA	8	14	—	22
Federal Ag Mortgage	7	3	—	10
Other Investments	66	—	—	66
	81	17	—	98

Mortgage-backed securities	105,551	110	(2,020)	103,641
	$155,147	$373	$(2,353)	$153,167

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$5,000	$—	$(28)	$4,972
Federal Home Loan Bank	6,390	31	(12)	6,409
Municipal bonds	2,698	1	(17)	2,682
Preferred Term Securities	11,019	68	—	11,087
	25,107	100	(57)	25,150

Equity securities:
FNMA	8	10	—	18
Federal Ag Mortgage	7	2	—	9
Other Investments	38	—	—	38
	53	12	—	65

Mortgage-backed securities	126,424	6	(1,685)	124,745
	$151,584	$118	$(1,742)	$149,960

The following table presents the fair value and age of gross unrealized losses by investment category at September 30, 2006 in accordance with FASB Staff Position (FSP) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which supersedes Emerging Issues Task Force Issue No. 03-1:

	Less than 12 Months		12 Months or More		Total
		Gross	Gross			Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$5,515	$(32)	$3,953	$(47)	$9,468	$(79)
Federal Home Loan Bank	7,427	(71)	1,482	(18)	8,909	(89)
Municipal bonds	3,981	(77)	768	(7)	4,749	(84)
Preferred term securities	1,938	(81)	—	—	1,938	(81)
Mortgage-backed securities	16,357	(156)	70,590	(1,864)	86,947	(2,020)
	$35,218	$(417)	$76,793	$(1,936)	$112,011	$(2,353)

Management does not believe any individual unrealized losses as of September 30, 2006 represent an other-than-temporary impairment.  The unrealized losses reported for mortgage-backed securities relate to securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses in total are primarily attributable to changes in interest rates and the contractual cashflows of those investments are guaranteed by an agency of the U.S. government.  As a group, the unrealized losses were less than 2.1% of its respective amortized cost basis at September 30, 2006.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2006.

NOTE 5.                SEGMENT REPORTING

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

Three Months Ended September 30, 2006	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,279	$(861)	$6,418
Intersegment interest income	(247)	247	—
Provision for losses on loans and leases	(291)	—	(291)
Noninterest income	2,426	(82)	2,344
Intersegment noninterest income	(7)	7	—
Noninterest expense	(6,716)	(193)	(6,909)
Intersegment noninterest expense	1	(1)	—
Income before income taxes	$2,445	$(883)	$1,562

Total assets at September 30, 2006	$985,464	$1,731	$987,195

Three Months Ended September 30, 2005	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,142	$(807)	$6,335
Intersegment interest income	(298)	298	—
Provision for losses on loans and leases	(462)	—	(462)
Noninterest income	2,436	(51)	2,385
Intersegment noninterest income	(52)	52	—
Noninterest expense	(6,480)	(194)	(6,674)
Intersegment noninterest expense	1	(1)	—
Income (loss) before income taxes	$2,287	$(703)	$1,584

Total assets at September 30, 2005	$916,639	$1,279	$917,918

NOTE 6.                DEFINED BENEFIT PLAN

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

	Three Months Ended
	September 30,
	2006	2005

Service cost	$116,521	$116,367
Interest cost	97,748	91,238
Expected return on plan assets	(109,101)	(93,185)
Amortization of prior losses	—	—
Accretion of prior service cost	—	—
Amortization of transition asset	—	2,908
Total costs recognized in expense	$105,168	$117,328

The Company previously disclosed in its consolidated financial statements for Fiscal 2006, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2006, that it contributed $610,000 to fund its qualified pension plan.  During the first quarter ended September 30, 2006, the Company made contributions of $621,000 to fund its qualified pension plan.  The Company anticipates no additional contributions for the fiscal year ending June 30, 2007 (“Fiscal 2007”).

NOTE 7.                SELF-INSURED HEALTHCARE PLAN

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

Total net healthcare costs are inclusive of health claims expenses and administration fees offset by stop loss and employee reimbursement.  Reported below is a summary of net healthcare costs by quarter for the fiscal years ended June 30, 2006 and 2007.

	Fiscal Years Ended June 30,
	2007	2006
	(Dollars in Thousands)

Quarter ended September 30	$436	$419
Quarter ended December 31	—	409
Quarter ended March 31	—	382
Quarter ended June 30	—	285
Net healthcare costs	$436	$1,495

NOTE 8.                FASB STATEMENT NO. 140

During the third quarter of Fiscal 2006, the Company completed a line item change of its income recorded on originated mortgage servicing rights for loans sold to South Dakota Housing Development Authority.  This process was done upon a fuller interpretation of Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” as issued by the FASB.   All periods presented have been revised in presentation to reflect this line item and there was no change to net income, earnings per share, or recorded value of servicing rights as a result of this line item change.  The following table reflects the effects of the line item change on the Company’s consolidated statements of income for the three months ended September 30, 2006 and 2005.

	Three Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands)

Loan servicing income	$—	$(44)
Gain on sale of loans, net	—	44
Net income change	$—	$—

NOTE 9.                STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option grant and stock appreciation right is estimated at the grant date using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants in the three months ended September 30, 2006 and 2005:

	For the Three Months Ended
	September 30,
	2006	2005
Expected volatility	23.00%	24.00%
Expected dividend yield	2.56%	2.75%
Risk-free interest rate	4.61%	4.09%
Expected term (in years)	4	7

Stock option and stock appreciation right activity for the three months ended September 30 follows:

	2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(In thousands)
Balance, beginning July 1	318,977	$12.77
Granted	20,953	16.00
Forfeited	(6,731)	16.49
Exercised	(6,484)	10.66
Balance, ending September 30	326,715	$12.94	5.83	$1,080

Exercisable at September 30	260,425	$12.20	5.06	$1,041

	2005
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(In thousands)
Balance, beginning July 1	325,422	$12.22
Granted	30,769	17.27
Forfeited	—	—
Exercised	(11,025)	12.08
Balance, ending September 30	345,166	$12.68	6.50	$1,586

Exercisable at September 30	248,135	$11.52	5.43	$1,427

The weighted-average grant date fair value of options and appreciation rights granted during the three months ended September 30, 2006 and 2005 was $3.11 and $3.83, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $36 and $57, respectively.  As of September 30, 2006, there was $69 of total unrecognized compensation cost related to nonvested stock option awards.  The cost is expected to be recognized over a period of two years.  Cash received from the exercise of options for the three months ended September 30, 2006 and 2005 was $55 and $133, respectively.  The tax benefit realized for the tax deductions from cashless option exercises totaled $11 and $6 for the three months ended September 30, 2006 and 2005, respectively.  The Company generally uses treasury shares to satisfy stock option exercises.

Restricted share activity for the three months ended September 30 follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date		Date
		Fair		Fair
	Shares	Value	Shares	Value
Nonvested Balance, beginning	158,159	$15.85	91,888	$13.62
Granted	10,335	16.67	85,572	17.42
Vested	(15,004)	14.08	(13,500)	11.79
Forfeited	(805)	19.86	—	—
Nonvested Balance, ending	152,685	$15.95	163,960	$15.65

Pretax compensation expense recognized for restricted shares for the three months ended September 30, 2006 and 2005 was $118 and $87, respectively.  The tax benefit for the three months ended September 30, 2006 and 2005 was $40 and $30, respectively.  As of September 30, 2006, there was $1,746 of total unrecognized compensation cost related to restricted shares granted under the Plan.  That cost is expected to be recognized over a weighted-average period of five years.  The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $132 and $70, respectively.

The Company has a Director Restricted Stock Plan which provides that awards of restricted shares of the Company’s common stock be made to outside directors of the Company.  The plan is designed to allow for payment of the annual retainer fee in shares of the Company’s common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index.  Each outside director is entitled to all voting, dividend and distribution rights during the restriction period.  The effective date of the plan was July 1, 1997.  The plan has 90,750 shares allocated to it and is in effect for a period of ten years.  During the three months ended September 30, 2006 and 2005, 4,824 and 6,571 shares were awarded and $25 and $24 of expense was incurred under the plan, respectively, as the annual retainer for the Company’s Board of Directors.

These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2006, under Note 17 of “Notes to Consolidated Financial Statements.”

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

Forward-looking statements about the Company’s expected financial results and other plans are subject to certain risks, uncertainties and assumptions.  These include, but are not limited to, the risks discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for Fiscal 2006 and the following: possible legislative changes and adverse economic, business and competitive conditions and developments (such as shrinking interest margins and continued short-term rate environments); deposit outflows; reduced demand for financial services and loan products; changes in accounting policies or guidelines, or in monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan portfolios; the ability or inability of the Company to manage interest rate and other risks; unexpected or continuing claims against the Company’s self-insured health plan; the Company’s use of trust preferred securities; the ability or inability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; or other significant uncertainties.

Forward-looking statements speak only as of the date they are made.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary

The Company’s net income for the first quarter of Fiscal 2007 was $1.1 million, or $0.27 per diluted share, compared to $1.0 million, or $0.26 per diluted share for the first quarter of Fiscal 2006.  Return on average equity was 7.67% at September 30, 2006 compared with 7.59% at September 30, 2005.

Net interest income for the three months ended September 30, 2006 was $6.4 million, an increase of $83,000, or 1.3%, over the same period a year ago.  For the three months ended September 30, 2006, average interest-earning assets and average interest-bearing liabilities each increased 7.3%, compared to the same quarter a year ago.  Yields on earning assets increased to 6.62% in the first quarter, compared to 5.88% a year ago.  For the same time period, cost of funds increased to 4.25%, compared to 3.23%.

The net interest margin on a fully taxable equivalent basis for the three months ended September 30, 2006 was 2.86%, compared to 3.02% for the same period a year ago, a decline of 16 basis points.  During the quarter, $724,000 in loans were placed into nonaccrual resulting in a reversal of $114,000 in interest income.  This action had the effect of lowering the net interest margin by five basis points.  The increase in interest rates for the Company’s variable priced trust preferred securities tied to LIBOR, caused a decrease in margin of six basis points.

Net interest margin ratio may vary due to many factors, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.  From September 30, 2005 to June 30, 2006, the Federal Reserve increased short-term interest rates six times at 25 basis points each, for a total increase of 150 basis points, however, there has been no change since June 2006.  The flattening of the treasury yield curve caused by increasing short-term rates and lagging long-term rates continued to affect the Company’s net interest margin ratio during the quarter.  This inverted yield curve is evidenced by the interest rate spread of 79 basis points between the 3-month Treasury and the 10-year Treasury at September 30, 2005, decreasing to a negative 28 basis points at September 30, 2006.

Total deposits at September 30, 2006 were $741.8 million, an increase of $64.5 million, or 9.5%, from September 30, 2005.  Interest expense on these deposits was $6.5 million for the quarter ended September 30, 2006, an increase of $2.2 million, or 52.3%, over the same period a year ago.  In-market deposits increased from $631.5 million at September 30, 2005 to $670.5 million at September 30, 2006, an increase of $39.0 million, or 6.2%.  For the same period, out-of-market deposits increased from $41.3 million to $71.3 million, respectively.  Public funds have remained stable, decreasing from $88.2 million at September 30, 2005 to $87.0 million at September 30, 2006.  The primary factor affecting interest expense was the increase in volume of certificates of deposits by $72.3 million, or 25.4%, from September 30, 2005, to September 30, 2006.  Out-of-market certificates of deposits accounted for $30.6 million of this increase.  Interest expense for certificates of deposits increased by $1.4 million or 60.5% in the first quarter, compared to the same period in the prior fiscal year, driving its cost of funds to 4.31% from 3.20%.

The allowance for loan and lease losses increased to $5.6 million at September 30, 2006, compared to $5.3 million at September 30, 2005, an increase of $310,000 or 5.8%.  The ratio of allowance for loan and lease losses to total loans and leases was 0.74% as of September 30, 2006 compared to 0.77% at September 30, 2005.  Total nonperforming assets at September 30, 2006 were $4.3 million as compared to $8.7 million at September 30, 2005.  The ratio of nonperforming assets to total assets decreased to 0.43% at September 30, 2006, compared to 0.94% at September 30, 2005.  The decrease in nonperforming assets was primarily attributable to a decrease of $4.6 million in nonaccruing loans and leases, from $5.9 million at September 30, 2005 to $1.3 million at September 30, 2006.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

The total risk-based capital ratio was 10.64% at September 30, 2006, compared to 10.66% at September 30, 2005, a decrease of 2 basis points.  This continues to place the Bank in the “well capitalized” category within OTS regulation at September 30, 2006 and is consistent within the “well capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans and a loan securitization.

Noninterest income was $2.3 million for the quarter ended September 30, 2006 compared to $2.4 million at September 30, 2005, a decrease of 1.7%.  The primary factor affecting noninterest income was a decrease of $103,000 in net gain on sale of loans as a result of fewer loans being sold into the secondary market, offset by an increase of $61,000 in loan servicing income.

Noninterest expense was $6.9 million for the quarter ended September 30, 2005 compared to $6.7 million at September 30, 2005, an increase of 3.5%.  The primary factors affecting noninterest expense include an increase of $264,000 in marketing expenses associated with several targeted product promotions and an increase of $158,000 in occupancy and equipment costs relating to three new branch openings that occurred subsequent to the end of the first quarter.  Partially offsetting these increases was a decrease of $147,000 in compensation and employee benefits.

The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements.  The operating efficiency ratio at September 30, 2006 was 73.59%, compared to 72.41% for the same time period a year ago, an increase of 118 basis points.  The operating efficiency ratio excludes the impact of net interest expense on the variable priced trust preferred securities.  The Company has issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings.  Net interest expense on the $27.8 million of trust preferred securities outstanding increased to $626,000 for the first quarter ended September 30, 2006, compared to $497,000 for the same period a year ago, an increase of $129,000 or 26.0%.  The average rate paid on these securities increased 189 basis points, from 7.30% at September 30, 2005 to 9.19% at September 30, 2006.  The total efficiency ratio was 78.85% at September 30, 2006, compared to 76.54% for the same period a year ago, an increase of 231 basis points.  The primary factor contributing to this increase in the efficiency ratio from a year ago was a $235,000 increase in noninterest expenses.  It is the Company’s goal to move the operating efficiency ratio towards the 50% level over the long term.  Management believes that this can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.

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

Financial Condition Data

At September 30, 2006, the Company had total assets of $987.2 million, an increase of $25.9 million from the level at June 30, 2006.  The increase in assets was due primarily to increases in net loans and leases receivable of $20.0 million, securities available for sale of $7.6 million and loan servicing rights of $5.1 million offset by a decrease in cash and cash equivalents of $12.1 million.  The increase in liabilities of $23.6 million from June 30, 2006 to September 30, 2006 was primarily due to increases in advances from the FHLB and other borrowings of $40.4 million and advances by borrowers for taxes and insurance of $6.7 million offset by a decrease in deposits of $27.2 million.  In addition, stockholders’ equity increased $2.3 million to $58.3 million at September 30, 2006 from $56.1 million at June 30, 2006, primarily due to net income of $1.1 million.

The increase in net loans and leases receivable of $20.0 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  In addition, net deferred (fees), costs and discounts decreased $54,000 from the levels at June 30, 2006 to $829,000 at September 30, 2006.

The increase in securities available for sale of $7.6 million was primarily the result of purchases of $17.1 million exceeding sales, maturities and repayments of $11.3 million.  The purchases of $17.1 million included fixed-rate, mortgage-backed securities of $11.1 million.

Loan servicing rights increased $5.1 million primarily due to the purchase of $4.9 million in mortgage servicing rights from Great Western Bank.

Cash and cash equivalents decreased $12.1 million, which was primarily due to the purchase of $4.9 million in mortgage servicing rights and a decrease in deposits of $27.2 million resulting primarily from seasonal fluctuation in public fund deposits.

Advances from the FHLB and other borrowings increased $40.4 million, which was primarily due to new borrowings of $382.5 million exceeding paydowns of FHLB borrowings of $342.1 million.  The overall increase in FHLB borrowings was primarily the result of a $27.2 million decrease in deposits.

Advances by borrowers for taxes and insurance increased $6.7 million primarily due to the purchase of $4.9 million in mortgage servicing rights which resulted in an increase in escrow accounts for taxes and insurance of $3.7 million.

The $27.2 million decrease in deposits was due to decreases in savings accounts of $45.2 million, money market accounts of $14.9 million and noninterest-bearing checking accounts of $4.0 million offset by increases in in-market certificates of deposit of $23.6 million, out-of-market certificates of deposit of $12.9 million and interest-bearing checking accounts of $435,000.  The $45.2 million decrease in savings accounts was primarily due to temporary fluctuations experienced with one public fund entity, while the increase in certificates of deposit was primarily driven by commercial business accounts.

During the time period of fiscal years 2002 through 2004, the Company issued a total of $27.8 million in subordinated debentures payable to trusts at various times through its trust subsidiaries.  Each of the issuances included an option  to shorten the maturity date at a specific time as stated in the contract.  The issuance of $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust I on November 28, 2001 included an option to shorten the maturity date to December 8, 2006.  The Company has exercised this option to redeem $10.0 million of trust preferred securities.  Also during the second quarter of Fiscal 2007, the Company will issue $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust IV.  The new funding is calculated at a rate based on three-month LIBOR plus 1.83%, compared to the original issuance which is based on six-month LIBOR plus 3.75%.  The unamortized amount of $290,000 deferred debt issuance costs related to the original issuance will be written off.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

	At September 30, 2006		At June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
One-to four-family (1)	$102,325	13.69%	$100,585	13.83%
Commercial business and real estate (2) (3)	257,670	34.49%	247,643	34.05%
Multi-family real estate	33,963	4.55%	34,066	4.69%
Equipment finance leases	28,193	3.77%	29,406	4.04%
Consumer Direct (4) (5)	110,943	14.85%	110,493	15.19%
Consumer Indirect	91,173	12.20%	91,601	12.60%
Agricultural	94,257	12.61%	89,437	12.30%
Construction and development	28,665	3.84%	24,029	3.30%
Total Loans and Leases Receivable (6)	$747,189	100.00%	$727,260	100.00%

(1) Excludes $7,442 and $6,980 loans held for sale at September 30, 2006 and June 30, 2006, respectively.

(2) Includes $3,388 and $3,388 tax exempt leases at September 30, 2006 and June 30, 2006, respectively.

(3) Excludes $223 commercial loans held for sale at September 30, 2006 and June 30, 2006.

(4) Includes mobile home loans.

(5) Excludes $1,646 and $420 student loans held for sale at September 30, 2006 and June 30, 2006, respectively.

(6) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

	At September 30, 2006		At June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$80,741	10.88%	$84,757	11.02%
Interest bearing accounts	55,297	7.45%	54,862	7.14%
Money market accounts	217,575	29.33%	232,471	30.23%
Savings accounts	31,494	4.25%	76,695	9.97%
Certificates of deposit	356,694	48.09%	320,217	41.64%
Total Deposits	$741,801	100.00%	$769,002	100.00%

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes.  Average balances consist of daily average balances for the Bank with simple average balances for all other subsidiaries of the Company.  The average balances include nonaccruing loans and leases.  The yields on loans and leases include origination fees, net of costs, which are considered adjustments to yield.

	Three Months Ended September 30,
	2006			2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$744,497	$13,240	7.06%	$689,195	$11,121	6.40%
Investment securities (2) (3)	151,566	1,759	4.60%	145,600	1,343	3.66%
FHLB stock	6,974	79	4.49%	6,976	8	0.45%

Total interest-earning assets	903,037	$15,078	6.62%	841,771	$12,472	5.88%
Noninterest-earning assets	62,233			59,630
Total assets	$965,270			$901,401

Interest-bearing liabilities:
Deposits:
Checking and money market	$280,114	$2,638	3.74%	$268,858	$1,787	2.64%
Savings	43,755	261	2.37%	51,284	240	1.86%
Certificates of deposit	335,059	3,642	4.31%	281,467	2,269	3.20%
Total interest-bearing deposits	658,928	6,541	3.94%	601,609	4,296	2.83%
FHLB advances and other borrowings	121,867	1,474	4.80%	124,328	1,329	4.24%
Subordinated debentures payable to trusts	27,837	645	9.19%	27,837	512	7.30%
Total interest-bearing liabilities	808,632	8,660	4.25%	753,774	6,137	3.23%
Noninterest-bearing deposits	79,497			75,257
Other liabilities	19,939			18,460
Total liabilities	908,068			847,491
Equity	57,202			53,910
Total liabilities and equity	$965,270			$901,401

Net interest income; interest rate spread (4)		$6,418	2.37%		$6,335	2.65%

Net interest margin (4) (5)			2.82%			2.99%

Net interest margin, TE (6)			2.86%			3.02%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the three months ended September 30, 2006 and September 30, 2005 have been annualized.

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

	Three Months Ended September 30,
	2006 vs 2005
	Increase
	(Decrease)	Increase
	Due to	Due to	Total
	Volume	Rate	Increase

Interest-earning assets:
Loans and leases receivable (1)	$892	$1,227	$2,119
Investment securities (2)	55	361	416
FHLB stock	—	71	71

Total interest-earning assets	$947	$1,659	$2,606

Interest-bearing liabilities:
Deposits:
Checking and money market	$75	$776	$851
Savings	(35)	56	21
Certificates of deposit	432	941	1,373
Total interest-bearing deposits	472	1,773	2,245
FHLB advances and other borrowings	(26)	171	145
Subordinated debentures payable to trusts	—	133	133

Total interest-bearing liabilities	$446	$2,077	$2,523

Net interest income increase			$83

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at September 30, 2006.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $4.3 million at September 30, 2006 from $3.9 million at June 30, 2006, an increase of $366,000, or 9.4%.  Nonaccruing loans and leases increased $265,000 to $1.3 million at September 30, 2006 from $1.0 million at June 30, 2006.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.43% at September 30, 2006 from 0.40% at June 30, 2006.

Nonaccruing loans and leases increased 25.6%, or $265,000, to $1.3 million at September 30, 2006 compared to $1.0 million at June 30, 2006.  Included in nonaccruing loans and leases at September 30, 2006 were two loans totaling $39,000 secured by one- to four-family real estate, seven loans totaling $816,000 secured by commercial business, three leases totaling $225,000, 26 consumer loans totaling $200,000 and one agriculture loan totaling $20,000.

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

As of September 30, 2006, the Company had $845,000 of foreclosed assets.  The balance of foreclosed assets at September 30, 2006 consisted of $492,000 of single-family collateral owned, $207,000 of equipment finance leases and $146,000 of consumer collateral owned.

At September 30, 2006, the Company had designated $12.0 million of its assets as special mention and classified $3.7 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At September 30, 2006 the Company had $20.8 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $243,000 were classified as of September 30, 2006.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the September 30, 2006 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at September 30, 2006 will be adequate in the future.

In accordance with the Company’s internal classification of assets policy, management evaluates the loan and lease portfolio on a monthly basis to identify loss potential and determines the adequacy of the allowance for loan and lease losses quarterly.  Loans and leases are placed on nonaccrual status when the collection of principal and/or interest become doubtful.  Foreclosed assets include assets acquired in settlement of loans and leases.  The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets As Of
	September 30,	June 30,
	2006	2006
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$39	$371
Commercial real estate	—	—
Commercial business	816	341
Equipment finance leases	225	36
Consumer (1)	200	287
Agricultural	20	—
Total	1,300	1,035

Accruing loans and leases delinquent more than 90 days:
One- to four-family	215	358
Commercial real estate	217	308
Commercial business	158	814
Equipment finance leases	478	302
Consumer (1)	11	7
Agricultural	1,034	541
Total	2,113	2,330

Foreclosed assets: (2)
One- to four-family	492	96
Equipment finance leases	207	254
Consumer (1)	146	177
Total	845	527

Total nonperforming assets	$4,258	$3,892

Ratio of nonperforming assets to total assets	0.43%	0.40%

Ratio of nonperforming loans and leases to total loans and leases (3)(4)	0.45%	0.46%

(1)  Includes mobile home loans.

(2)  Total foreclosed assets do not include land or other real estate owned held for sale.

(3)  Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(4)  Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Three Months Ended September 30,
	2006	2005
	(Dollars in Thousands)

Balance at beginning of period	$5,657	$5,076
Charge-offs:
One- to four-family	—	(1)
Commercial real estate	—	—
Commercial business	(164)	(2)
Equipment finance leases	(50)	(6)
Consumer (1)	(214)	(267)
Agriculture	—	—
Total charge-offs	(428)	(276)

Recoveries:
One- to four-family	3	1
Commercial real estate	—	—
Commercial business	—	—
Equipment finance leases	—	6
Consumer (1)	51	52
Agriculture	57	—
Total recoveries	111	59

Net (charge-offs)	(317)	(217)

Additions charged to operations	291	462

Balance at end of period	$5,631	$5,321

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.04)%	(0.03)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (2)	0.74%	0.77%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (3)	164.99%	62.42%

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

	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan and Lease Type	At September 30, 2006		At June 30, 2006
	(Dollars in Thousands)
One- to four-family	$205	$—	$193	$—
Commercial real estate	334	—	317	—
Multi-family real estate	84	—	79	—
Commercial business	2,669	—	2,563	—
Equipment finance leases	531	—	570	—
Consumer (1)	1,337	—	1,432	—
Agricultural	471	—	503	—

Total	$5,631	$—	$5,657	$—

(1)  Includes mobile home loans.

Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan and Lease Type	At September 30, 2006			At June 30, 2006
	(Dollars in Thousands)			(Dollars in Thousands)
Commercial business	5	$797	—	4	$325	—
Total	5	$797	$—	4	$325	$—

The allowance for loan and lease losses was $5.6 million at September 30, 2006 as compared to $5.3 million at September 30, 2005.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.74% at September 30, 2006 compared to 0.77% at September 30, 2005.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended September 30, 2006 and September 30, 2005

General.  The Company’s net income was $1.1 million, or $0.28 for basic and $0.27 for diluted earnings per share for the three months ended September 30, 2006, a $74,000 increase in earnings compared to $1.0 million, or $0.26 for basic and $0.26 for diluted earnings per share for the same period in the prior fiscal year.  For the three months ended September 30, 2006, the return on average equity was 7.67%, a 1.1% increase compared to 7.59% for the same period in the prior fiscal year.  For the three months ended September 30, 2006, the return on average assets was 0.45%, no change compared to 0.45% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including an increase in net interest income of $83,000 and a decrease in provision for losses on loans and leases of $171,000 offset by a decrease in noninterest income of $41,000 and an increase in noninterest expense of $235,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $15.1 million for the three months ended September 30, 2006 as compared to $12.5 million for the same period in the prior fiscal year, an increase of $2.6 million or 20.9%.  A $1.2 million increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 6.40% for the three months ended September 30, 2005 to 7.06% for the three months ended September 30, 2006 and a $892,000 increase in interest, dividend and loan fee income was due to a 8.0% increase in the average volume of loans and leases receivable. The average yield on total interest-earning assets was 6.62% for the three months ended September 30, 2006 as compared to 5.88% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $8.7 million for the three months ended September 30, 2006 as compared to $6.1 million for the same period in the prior fiscal year, an increase of $2.5 million or 41.1%.  A $1.8 million increase in interest expense was the result of an increase in average rate paid on interest-bearing deposits from 2.83% for the three months ended September 30, 2005 to 3.94% for the three months ended September 30, 2006.  A $171,000 increase in interest expense was the result of an increase in the average rate paid on FHLB advances and other borrowings increasing from 4.24% for the three months ended September 30, 2005 to 4.80% for the three months ended September 30, 2006.  An increase of $2.1 million in interest expense was the result of an increase in the average rate paid on total interest-bearing liabilities from 3.23% for the three months ended September 30, 2005 to 4.25% for the three months ended September 30, 2006.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2006 increased $83,000, or 1.3%, to $6.4 million compared to $6.3 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to increases in the average yield on interest-earning assets and in the average balance of interest-earning assets for the three months ended September 30, 2006 compared to the same period in the prior fiscal year offset by an increase in the average rate paid on interest-bearing liabilities for the three months ended September 30, 2006 compared to the same period in the prior fiscal year.  The Company’s net interest margin was 2.82% for the first quarter of Fiscal 2007 as compared to 2.99% for the same period in the prior fiscal year.

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

During the three months ended September 30, 2006, the Company recorded a provision for losses on loans and leases of $291,000 compared to $462,000 for the three months ended September 30, 2005, a decrease of $171,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $2.3 million for the three months ended September 30, 2006 as compared to $2.4 million for the same period in the prior fiscal year, a decrease of $41,000, or 1.7%.  The decrease in noninterest income was primarily due to a decrease in gain on sale of loans of $103,000 offset by an increase in loan servicing income of $61,000.

Gain on sale of loans decreased $103,000 from  $299,000 for the three months ended September 30, 2005 to $196,000 for the three months ended September 30, 2006 primarily due to a decrease in the number of loans being sold into the secondary market.

Loan servicing income increased $61,000 from $268,000 for the three months ended September 30, 2005 to $329,000 for the three months ended September 30, 2006 primarily due to an increase of $46.3 million in the balances of loans serviced by the Bank from $533.4 million at September 30, 2005 to $579.7 million at September 30, 2006.

Noninterest Expense.  Noninterest expense was $6.9 million for the three months ended September 30, 2006 as compared to $6.7 million for the three months ended September 30, 2005, an increase of $235,000, or 3.5%.  The increase in noninterest expense was primarily due to increases in occupancy and equipment of $158,000 and other noninterest expense of $224,000 offset by a decrease in compensation and employee benefits of $147,000.

Occupancy and equipment expense increased $158,000 for the three months ended September 30, 2006 compared to the same period in the prior fiscal year primarily due to increases in rent expense of $60,000, depreciation expense of  $37,000 and building and property maintenance of $23,000.

Other noninterest expense increased $224,000 for the three months ended September 30, 2006 compared to the same period in the prior fiscal year primarily due to an increase in advertising expense of $264,000 offset by a decrease in community contributions for reinvestment in the communities we serve of $68,000.

Compensation and employee benefits decreased $147,000, or 3.4%, to $4.2 million for the three months ended September 30, 2006 as compared to $4.3 million for the three months ended September 30, 2005.  Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company’s self-insured health plan were $436,000 for the three months ended September 30, 2006, an increase of $17,000 compared to the same period in the prior fiscal year.  The remainder of the decrease in compensation and employee benefits was primarily due a $93,000 decrease in employee compensation as a result of a decrease in staffing over the prior year.

Income tax expense.  The Company’s income tax expense for the three months ended September 30, 2006 decreased $96,000 or 17.1% to $465,000 compared to $561,000 for the same period in the prior fiscal year.  The effective tax rate was 29.7% and 35.4% for the three months ended September 30, 2006 and September 30, 2005, respectively.  The decrease in the effective tax rate for the quarter was the result of an increase in permanent tax differences primarily due to increases in tax-exempt interest income.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At September 30, 2006, the Bank had outstanding commitments to originate residential mortgage loans of $20.5 million and commercial business loans of $8.5 million.  In addition, the Bank had outstanding commitments to sell residential mortgage loans of $7.4 million, commercial business loans of $223,000 and consumer student loans of $1.6 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to funding for use in liquidity management.  At September 30, 2006, the Bank had no commitments to purchase securities available for sale and no commitments to sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank currently has an unsecured line of federal funds totaling $15.0 million with a correspondent bank.  In addition, the Company has a line of credit totaling $6.0 million with a correspondent bank.  There were no funds drawn on either line of credit at September 30, 2006.  Additionally, as of September 30, 2006, the Bank had $70.3 million in out-of-market certificates of deposit.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

On September 30, 2006, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2006 could be acquired through April 30, 2007.  As of September 30, 2006, no shares of common stock had been purchased pursuant to the program.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At September 30, 2006, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.09% at September 30, 2006.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 10.64% at September 30, 2006.

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

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all companies to measure compensation costs for all share-based payments (including stock options) at fair value.  SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date, and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure.  The Company adopted SFAS No. 123R, using the Black-Scholes option-pricing model and the modified prospective method effective as of July 1, 2005.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented, unless it is impracticable to do so.  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The Company adopted SFAS No. 154 as of July 1, 2006.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which supersedes EITF No. 03-1.  This FSP provides additional guidance when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted the guidance in  FSP No. FAS 115-1 as of April 1, 2006.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends several prior FASB statements.  SFAS No. 158 requires the measurement and recognition of an overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability.  SFAS No. 158 is effective for the end of the fiscal year ending after December 15, 2006.  The Company has not determined the effect the adoption of SFAS No. 158 will have on its consolidated financial statements.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The converse situation can also be expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at June 30, 2006 (the most recent report available) and September 30, 2005, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or -200 basis points, measured in 100 basis point increments).  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2006 or that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2006 changed significantly when compared to June 30, 2006.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2006” and “Selected Asset and Liability Price Tables as of September 30, 2005”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

June 30, 2006

		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
Basis Points	(Dollars in thousands)

+300	$87,096	$(24,868)	(22)%
+200	95,152	(16,812)	(15)
+100	103,741	(8,223)	(7)
—	111,964	—	—
-100	119,214	7,250	6
-200	121,611	9,647	9

September 30, 2005

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

PART II  — OTHER INFORMATION

Item 1.         Legal Proceedings

On June 26, 2006, the Company filed a $3.8 million lawsuit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, for their role in a participation loan, alleging fraud, breach of fiduciary duty, conspiracy and negligent misrepresentation.  These damages were the result of a failure by the lead bank to make disclosures regarding an investigation of the commercial customer by the Iowa Attorney General at the time the Bank agreed to an extension of loan participation agreements.  Legal proceedings are currently pending in the Second Judicial Circuit Court, Minnehaha County, South Dakota.

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

Item 1A.      Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for Fiscal 2006.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended September 30, 2006.

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
July 1 - 31, 2006	0	$0.00	0	394,035
August 1 - 31, 2006	0	$0.00	0	394,035
September 1 - 30, 2006	0	$0.00	0	394,035

1st Quarter Total	0	$0.00	0

The Company currently has in effect a stock buyback program, which was publicly announced on April 24, 2006 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2006, which equals 394,035 shares, may be acquired through April 30, 2007.  As of September 30, 2006, no shares of common stock have been purchased pursuant to the program.

Item 6.    Exhibits

Regulation S-K Exhibit Number	Document
10.1	Notice of redemption to the holders of HF Financial Capital Trust I securities
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HF FINANCIAL CORP.

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.
(Registrant)

Date:	November 13, 2006	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2006	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number

10.1	Notice of redemption to the holders of HF Financial Capital Trust I securities
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002