Form 10-Q
period 2006-12-31
HF FINANCIAL CORP
filed 2007-02-12
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

---------------------------------------------

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2006

Commission File Number: 0-19972

---------------------------------------------

HF FINANCIAL CORP.

(Exact name of registrant as specified in its charter.)

Delaware	46-0418532
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

225 South Main Avenue,
Sioux Falls, SD	57104
(Address of principal executive office)	(ZIP Code)

(605)  333-7556

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  X      NO___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER____     ACCELERATED FILER____     NON-ACCELERATED FILER   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   YES ___   NO    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 8, 2007 there were 3,978,584 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value per share.

HF FINANCIAL CORP.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$47,070	$27,037
Securities available for sale	146,369	145,518
Federal Home Loan Bank stock	5,475	5,647
Loans held for sale	8,711	7,623
Loans and leases receivable	748,928	727,260
Allowance for loan and lease losses	(5,869)	(5,657)
Net loans and leases receivable	743,059	721,603

Accrued interest receivable	8,618	6,880
Office properties and equipment, net of accumulated depreciation	15,697	14,459
Foreclosed real estate and other properties	1,676	1,889
Cash value of life insurance	13,265	13,013
Servicing rights	10,784	5,648
Goodwill, net	4,951	4,951
Other assets	6,343	7,026
Total assets	$1,012,018	$961,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$808,836	$769,002
Advances from Federal Home Loan Bank
and other borrowings	90,500	91,620
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	10,009	6,969
Accrued expenses and other liabilities	14,237	9,808
Total liabilities	951,419	905,236

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized,
none outstanding	- - - -	- - - -
Series A Junior Participating Preferred Stock, $1.00 stated value,
50,000 shares authorized, none outstanding	- - - -	- - - -
Common stock, $.01 par value, 10,000,000 shares authorized,
5,955,170 and 5,926,496 shares issued
at December 31, 2006 and June 30, 2006, respectively	59	59
Common stock subscribed for but not issued,
4,078 shares at June 30, 2006	- - - -	65
Additional paid-in capital	20,226	19,384
Retained earnings, substantially restricted	70,565	68,179
Accumulated other comprehensive income (loss), net
of related deferred tax effect	(1,084)	(2,462)
Less cost of treasury stock, 1,977,836 and 1,977,836 shares
at December 31, 2006 and June 30, 2006, respectively	(29,167)	(29,167)
Total stockholders’ equity	60,599	56,058
Total liabilities and stockholders’ equity	$1,012,018	$961,294

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Interest, dividend and loan fee income:
Loans and leases receivable	$13,728	$11,593	$26,968	$22,714
Investment securities and interest-earning deposits	1,935	1,550	3,773	2,901
	15,663	13,143	30,741	25,615
Interest expense:
Deposits	7,359	4,793	13,900	9,089
Advances from Federal Home Loan Bank and other borrowings	2,244	1,957	4,363	3,798
	9,603	6,750	18,263	12,887
Net interest income	6,060	6,393	12,478	12,728

Provision for losses on loans and leases	461	3,630	752	4,092

Net interest income after provision for losses on loans and leases	5,599	2,763	11,726	8,636

Noninterest income:
Gain on sale of branches, net	2,763	- - - -	2,763	- - - -
Fees on deposits	1,315	1,170	2,508	2,346
Loan servicing income	441	257	770	528
Gain on sale of loans, net	260	271	456	567
Trust income	230	200	446	395
Gain on sale of land, net	- - - -	3,557	- - - -	3,557
Other	413	534	823	981
	5,422	5,989	7,766	8,374
Noninterest expense:
Compensation and employee benefits	4,478	4,212	8,634	8,515
Occupancy and equipment	958	829	1,896	1,609
Advertising	704	252	1,147	431
Check and data processing expense	567	529	1,119	1,059
Other	984	870	1,804	1,752
	7,691	6,692	14,600	13,366

Income before income taxes	3,330	2,060	4,892	3,644

Income tax expense	1,219	761	1,684	1,322
Net income	$2,111	$1,299	$3,208	$2,322
Comprehensive income	$2,254	$715	$4,443	$1,576
Cash dividends declared per share (1)	$0.1050	$0.1023	$0.2075	$0.2023

Earnings per share:(1)
Basic	$0.53	$0.33	$0.81	$0.60
Diluted	$0.52	$0.33	$0.79	$0.58

(1) Retroactively adjusted for the 10% stock dividend paid on April 24, 2006 to stockholders of record as of April 10, 2006

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
(Unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$3,208	$2,322
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	752	4,092
Depreciation	803	738
Amortization of discounts and premiums on securities and other	971	1,030
Stock based compensation	452	292
Deferred income taxes (credits)	(572)	(985)
Loans originated for resale	(43,241)	(55,716)
Proceeds from the sale of loans	38,353	54,900
(Gain) on sale of loans, net	(456)	(474)
(Gain) on sale of land	- - - -	(3,557)
(Gain) on sale of branches	(2,763)	- - - -
Losses and provision for losses on sales of foreclosed real estate and other properties, net	32	21
(Gain) loss on disposal of office properties and equipment, net	(7)	20
Change in other assets and liabilities	5,334	(1,640)
Net cash provided by operating activities	2,866	1,043

Cash flows from investing activities
Loan participations purchased	(18,815)	- - - -
Loans and leases originated and held	(204,380)	(200,612)
Principal collected on loans and leases	200,461	175,857
Proceeds from sale of land	- - - -	4,863
Proceeds from sale of loans associated with branch sales	4,256	- - - -
Securities available for sale:
Sales and maturities and repayments	18,668	24,005
Purchases	(17,485)	(31,955)
Purchase of Federal Home Loan Bank stock	(2,658)	(2,015)
Redemption of Federal Home Loan Bank stock	2,830	3,069
Proceeds from sale of office properties and equipment	9	2
Proceeds from sale of office properties and equipment associated with branch sales	341	- - - -
Purchase of office properties and equipment	(2,384)	(1,523)
Purchase of servicing rights	(5,514)	(689)
Purchase of cash value of life insurance	- - - -	- - - -
Proceeds from sale of foreclosed real estate and other properties, net	581	139
Net cash (used in) investing activities	(24,090)	(28,859)

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended December 31,
	2006	2005

Cash flows from financing activities
Net increase in deposit accounts	$73,397	$44,495
Proceeds of advances from Federal Home Loan Bank and other borrowings	492,902	260,083
Payments on advances from Federal Home Loan Bank and other borrowings	(494,022)	(272,267)
Proceeds from issuance of subordinated debentures	10,000	- - - -
Deposit account disbursements associated with branch sales	(33,563)	- - - -
Redemption of subordinated debentures	(10,000)	- - - -
Increase in advances by borrowers	3,040	487
Proceeds from issuance of common stock	325	296
Cash dividends paid	(822)	(786)
Net cash provided by financing activities	41,257	32,308

Increase in cash and cash equivalents	20,033	4,492

Cash and cash equivalents
Beginning	27,037	18,248
Ending	$47,070	$22,740

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$17,013	$11,931
Cash payments for income and franchise taxes, net	396	1,772

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended December 31, 2006 and 2005

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

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Capital”), Hometown Insurors, Inc. (“Hometown”), Home Federal Securitization Corp. (“HFSC”), Mid-America Service Corporation and PMD, Inc.  The interim consolidated financial statements reflect the deconsolidation of the wholly-owned subsidiary trusts of the Company, HF Financial Capital Trust I (“Trust I”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”) and HF Financial Capital Trust V (“Trust V”). Trust V was formed during the fiscal second quarter ended December 31, 2006.  See Note 10 of “Notes to Consolidated Financial Statements.”  All intercompany balances and transaction have been eliminated in consolidation.

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

NOTE 2.                                                 REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at December 31, 2006:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$50,335	5.00%
Actual	81,748	8.12
Excess over required	31,413	3.12

Risk-based capital (to risk-weighted assets):
Required	$80,783	10.00%
Actual	87,617	10.85
Excess over required	6,834	0.85

NOTE 3.                                                 EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of basic common shares outstanding for the three months ended December 31, 2006 and 2005 was 3,968,451 and 3,931,699, respectively.  The weighted average number of basic common shares outstanding for the six months ended December 31, 2006 and 2005 was 3,964,261 and 3,889,358, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended December 31, 2006 and 2005 was 4,046,493 and 4,015,316, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the six  months ended December 31, 2006 and 2005 was 4,040,227 and 3,977,091, respectively.

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

NOTE 4.                                                 INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$ 12,061	$ 25	$ (89)	$ 11,997
Federal Home Loan Bank	13,450	14	(82)	13,382
Municipal bonds	7,925	30	(66)	7,889
Preferred Term Securities	11,019	102	(80)	11,041
Other Investments	5,274	92	- - - -	5,366
	49,729	263	(317)	49,675

Common Stock:
FNMA	8	16	- - - -	24
Federal Ag Mortgage	7	3	- - - -	10
Other Investments	100	- - - -	- - - -	100
	115	19	- - - -	134

Mortgage-backed securities	98,273	100	(1,813)	96,560
	$ 148,117	$ 382	$ (2,130)	$ 146,369

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$ 7,955	$ 2	$ (73)	$ 7,884
Federal Home Loan Bank	8,966	6	(83)	8,889
Municipal bonds	2,287	- - - -	(21)	2,266
Preferred Term Securities	11,019	68	- - - -	11,087
	30,227	76	(177)	30,126

Equity securities:
FNMA	8	11	- - - -	19
Federal Ag Mortgage	7	4	- - - -	11
Other Investments	39	- - - -	- - - -	39
	54	15	- - - -	69

Mortgage-backed securities	120,834	6	(2,471)	118,369
	$ 151,115	$ 97	$ (2,648)	$ 148,564

The following table presents the fair value and age of gross unrealized losses by investment category at December 31, 2006 in accordance with FASB Staff Position (FSP) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which supersedes Emerging Issues Task Force Issue No. 03-1:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$ 4,043	$ (27)	$ 5,432	$ (62)	$ 9,475	$ (89)
Federal Home Loan Bank	6,065	(8)	6,352	(74)	12,417	(82)
Municipal bonds	4,150	(59)	938	(7)	5,088	(66)
Preferred term securities	-	-	1,938	(80)	1,938	(80)
Mortgage-backed securities	13,222	(130)	65,712	(1,683)	78,934	(1,813)
	$ 27,480	$ (224)	$ 80,372	$ (1,906)	$ 107,852	$ (2,130)

Management does not believe any individual unrealized losses as of December 31, 2006 represent an other-than-temporary impairment.  The unrealized losses reported for mortgage-backed securities relate to securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses in total are primarily attributable to changes in interest rates and the contractual cashflows of those investments are guaranteed by an agency of the U.S. government.  As a group, the unrealized losses were less than 1.9% of its respective amortized cost basis at December 31, 2006.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

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

Three Months Ended December 31, 2006	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$ 7,174	$ (1,114)	$ 6,060
Intersegment interest income	(230)	230	- - - -
Provision for losses on loans and leases	(461)	- - - -	(461)
Noninterest income	5,475	(53)	5,422
Intersegment noninterest income	(201)	201	- - - -
Noninterest expense	(7,463)	(228)	(7,691)
Intersegment noninterest expense	3	(3)	- - - -
Income (loss) before income taxes	$ 4,297	$ (967)	$ 3,330

Total assets at December 31, 2006	$ 1,009,944	$ 2,074	$ 1,012,018

Three Months Ended December 31, 2005	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$ 7,222	$ (829)	$ 6,393
Intersegment interest income	(301)	301	- - - -
Provision for losses on loans and leases	(3,630)	- - - -	(3,630)
Noninterest income	2,400	3,589	5,989
Intersegment noninterest income	(50)	50	- - - -
Noninterest expense	(6,497)	(195)	(6,692)
Intersegment noninterest expense	8	(8)	- - - -
Income (loss) before income taxes	$ (848)	$ 2,908	$ 2,060

Total assets at December 31, 2005	$ 932,299	$ 1,765	$ 934,064

Six Months Ended December 31, 2006	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$ 14,453	$ (1,975)	$ 12,478
Intersegment interest income	(477)	477	- - - -
Provision for losses on loans and leases	(752)	- - - -	(752)
Noninterest income	7,901	(135)	7,766
Intersegment noninterest income	(208)	208	- - - -
Noninterest expense	(14,179)	(421)	(14,600)
Intersegment noninterest expense	4	(4)	- - - -
Income (loss) before income taxes	$ 6,742	$ (1,850)	$ 4,892

Total assets at December 31, 2006	$ 1,009,944	$ 2,074	$ 1,012,018

Six Months Ended December 31, 2005	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$ 14,364	$ (1,636)	$ 12,728
Intersegment interest income	(599)	599	- - - -
Provision for losses on loans and leases	(4,092)	- - - -	(4,092)
Noninterest income	4,782	3,592	8,374
Intersegment noninterest income	(102)	102	- - - -
Noninterest expense	(12,977)	(389)	(13,366)
Intersegment noninterest expense	9	(9)	- - - -
Income before income taxes	$ 1,385	$ 2,259	$ 3,644

Total assets at December 31, 2005	$ 932,299	$ 1,765	$ 934,064

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Service cost	$ 116,521	$ 116,367	$ 233,042	$ 232,734
Interest cost	97,748	91,238	195,496	182,476
Expected return on plan assets	(109,101)	(93,185)	(218,202)	(186,370)
Amortization of transition asset	- - - -	2,908	-	5,816
Total costs recognized in expense	$ 105,168	$ 117,328	$ 210,336	$ 234,656

The Company previously disclosed in its consolidated financial statements for Fiscal 2006, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2006, that it contributed $610,000 to fund its qualified pension plan.  During the first quarter of the fiscal year ending June 30, 2007 (“Fiscal 2007”), the Company made contributions of $621,000 to fund its qualified pension plan.  The Company anticipates no additional contributions for Fiscal 2007.

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

	Fiscal Years Ended June 30,
	2007	2006
	(Dollars in Thousands)

Quarter ended September 30	$ 436	$ 419
Quarter ended December 31	357	409
Quarter ended March 31	- - - -	382
Quarter ended June 30	- - - -	285
Net healthcare costs	$ 793	$ 1,495

NOTE 8.          FASB STATEMENT NO. 140

During the third quarter of Fiscal 2006, the Company completed a line item change of its income recorded on originated mortgage servicing rights for loans sold to South Dakota Housing Development Authority.  This process was done upon a fuller interpretation of Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” as issued by the FASB.   All periods presented have been revised in presentation to reflect this line item and there was no change to net income, earnings per share, or recorded value of servicing rights as a result of this line item change.  The following table reflects the effects of the line item change on the Company’s consolidated statements of income for the three and six months ended December 31, 2006 and 2005.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Dollars in Thousands)

Loan servicing income	$ - - - -	(52)	$ - - - -	(93)
Gain on sale of loans, net	- - - -	52	- - - -	93

Net income change	$ - - - -	$ - - - -	$ - - - -	$ - - - -

NOTE 9.          STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option grant and stock appreciation right is estimated at the grant date using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants in the six months ended December 31, 2006 and 2005:

	For the Six Months Ended
	December 31,
	2006	2005
Expected volatility	23.00%	24.00%
Expected dividend yield	2.56%	2.75%
Risk-free interest rate	4.61%	4.09%
Expected term (in years)	4	7

Stock option and stock appreciation right activity for the six months ended December 31 follows:

	2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(In thousands)
Balance, beginning July 1	318,977	$12.77
Granted	20,953	16.00
Forfeited	(12,056)	16.48
Exercised	(23,267)	12.69
Balance, ending December 31	304,607	$12.85	5.63	$1,349

Exercisable at December 31	243,642	$12.11	4.89	$1,259

		2005
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(In thousands)
Balance, beginning July 1	325,422	$12.22
Granted	30,769	17.27
Forfeited	(2,955)	14.87
Exercised	(16,950)	11.24
Balance, ending December 31	336,286	$12.71	6.27	$1,534

Exercisable at December 31	242,210	$11.57	5.21	$1,382

The weighted-average grant date fair value of options and appreciation rights granted during the six months ended December 31, 2006 and 2005 was $3.11 and $3.83, respectively.  The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005 was $107,000 and $102,000 respectively.  As of December 31, 2006, there was $50,000 of total unrecognized compensation cost related to nonvested stock option awards.  The cost is expected to be recognized over a period of two years.  Cash received from the exercise of options for the six months ended December 31, 2006 and 2005 was $295,000 and $191,000, respectively.  The tax benefit realized for the tax deductions from cashless option exercises totaled $30,000 and $18,000 for the six months ended December 31, 2006 and 2005, respectively.  The Company generally uses treasury shares to satisfy stock option exercises.

Restricted share activity for the six months ended December 31 follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date		Date
		Fair		Fair
	Shares	Value	Shares	Value
Nonvested Balance, beginning	158,159	$15.85	91,888	$13.62
Granted	10,335	16.67	85,572	17.42
Vested	(16,447)	13.97	(14,914)	11.52
Forfeited	(5,733)	15.35	(1,848)	15.94
Nonvested Balance, ending	146,314	$16.06	160,698	$15.65

Pretax compensation expense recognized for restricted shares for the six months ended December 31, 2006 and 2005 was $234,000 and $196,000, respectively.  The tax benefit for the six months ended December 31, 2006 and 2005 was $80,000 and $67,000, respectively.  As of December 31, 2006, there was $1.6 million of total unrecognized compensation cost related to restricted shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  That cost is expected to be recognized over a weighted-average period of five years.  The total fair value of shares vested during the six months ended December 31, 2006 and 2005 was $230,000 and $172,000, respectively.

The Company has a Director Restricted Stock Plan which provides that awards of restricted shares of the Company’s common stock be made to outside directors of the Company.  The plan is designed to allow for payment of the annual retainer fee in shares of the Company’s common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index.  Each outside director is entitled to all voting, dividend and distribution rights during the restriction period.  The effective date of the plan was July 1, 1997.  The plan has 90,750 shares allocated to it and is in effect for a period of ten years.  During the six months ended December 31, 2006 and 2005, 4,824 and 6,571 shares were awarded and $49,000 and $48,000 of expense was incurred under the plan, respectively, as the annual retainer for the Company’s Board of Directors.

These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2006, under Note 17 of “Notes to Consolidated Financial Statements.”

NOTE 10.                       SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

On December 7, 2006, the Company issued 10,000 shares totaling $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust V.  Trust V was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust V.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 1.83% adjusted quarterly.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive  quarterly periods, but not beyond March 1, 2037.  At the end of the deferral period, all accumulated and unpaid distributions must be paid.  The capital securities must be redeemed on March 1, 2037; however, the Company has the option to shorten the maturity date to a date not earlier than March 1, 2012.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

On December 8, 2006, the Company exercised its option to redeem $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust I.

NOTE 11.       SALE OF BRANCHES

            During the second quarter of Fiscal 2007, the Bank closed on the sale of three branches and their associated book of business, along with one physical location, to Great Western Bank.  The Bank recognized a gain on sale of $2.8 million that resulted in the sale of $4.2 million in loans and $33.6 million in deposits.

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

*                 Forecasts of future economic performance.

*                 Use and descriptions of assumptions and estimates underlying or relating to such matters.

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

Executive Summary

The Company’s net income for the second quarter of Fiscal 2007 was $2.1 million, or $0.52 per diluted share, compared to $1.3 million, or $0.33 per diluted share, for the second quarter of Fiscal 2006.  For the first six months of Fiscal 2007, net income was $3.2 million, or $0.79 per diluted share, compared to $2.3 million, or $0.58 per diluted share, for the first six months of Fiscal 2006.  Return on average equity was 11.05% at December 31, 2006 compared to 8.59% at December 31, 2005.

As previously announced, the Company closed on the sale of three branches, their associated book of business and one physical location in December 2006.  The gain on sale recognized was $2.8 million, which increased diluted earnings per share by $0.42.  In addition, during the second quarter of Fiscal 2007, the Company expensed $290,000 of unamortized debt issuance costs relating to the redemption of the Trust I trust preferred securities, which reduced diluted earnings per share by $0.05.  Comparatively, in December 2005, the Company closed on a land sale.  The gain on sale recognized was $3.6 million, which increased diluted earnings per share by $0.65.  In addition, during the second quarter of fiscal 2006, there were additional provisions to the loan loss allowance of $3.1 million, for a large impaired commercial participation loan, which was sold in December 2005.  This reduced diluted earnings per share by $0.54.

The net interest margin on a fully taxable equivalent basis for the six months ended December 31, 2006 was 2.76%, compared to 3.03% for the same period a year ago, a decline of 27 basis points.  The increase over the same period last year in interest rates for the Company’s variable priced trust preferred securities tied to LIBOR, and the aforementioned expense of debt issuance costs, caused a decrease in margin of nine basis points.  During the six months ended December 31, 2006, $1.0 million in loans were placed into nonaccrual resulting in a reversal of $125,000 in interest income.  This action had the effect of lowering the net interest margin by eight basis points.  Comparatively, for the same period a year ago, $1.9 million in loans were placed into nonaccrual with a reversal of $89,000 in interest income.

Net interest income for the first six months of Fiscal 2007 was $12.5 million, a decrease of  $250,000, or 2.0%, over the same period a year ago.  Net interest income decreased $333,000, or 5.2%, to $6.1 million for the three months ended December 31, 2006 from $6.4 million for same period in the prior fiscal year.  For the six months ended December 31, 2006, average interest-earning assets and average interest-bearing liabilities increased 8.5% and 8.1%, respectively, compared to the same period a year ago.  Yields on earning assets increased to 6.67% in the first six months of Fiscal 2007, compared to 6.03% a year ago, an increase of 64 basis points.  For the same time period, cost of funds increased to 4.40%, compared to 3.36%, an increase of 104 basis points.

Net interest margin ratio may vary due to many factors, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.  From December 31, 2005 to June 30, 2006, the Federal Reserve increased short-term interest rates four times at 25 basis points each, for a total increase of 100 basis points, however, there has been no change since June 2006.  The flattening and subsequent inversion of the treasury yield curve caused by increasing short-term rates and lagging and declining long-term rates continued to affect the Company’s net interest margin ratio during the quarter.  This inverted yield curve is evidenced by the interest rate spread of 25 basis points between the 3-month Treasury and the 10-year Treasury at December 31, 2005, decreasing to a negative 36 basis points at December 31, 2006.

The Company had previously issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings.  Interest expense on the $27.8 million of trust preferred securities outstanding increased to $1.6 million for the six months ended December 31, 2006, compared to $1.1 million for the same period a year ago, an increase of $502,000 or 47.6%.  The average rate paid on these securities increased 358 basis points, from 7.52% at December 31, 2005 to 11.10% at December 31, 2006.  In December 2006, the Company refinanced $10.0 million of trust preferred securities, originally issued in November 2001.  The funding was calculated at a rate based on three-month LIBOR plus 1.83%, compared to the existing six-month LIBOR plus 3.75%.  As a result of this refinancing, the Company expensed $290,000 of unamortized debt issuance costs.  Excluding this expense, the overall cost on the trust preferred securities was 9.03%, compared to 11.10%, a 207 basis point decrease.

The allowance for loan and lease losses increased to $5.9 million at December 31, 2006, compared to $5.2 million at December 31, 2005, an increase of $695,000 or 13.4%.  The ratio of allowance for loan and lease losses to total loans and leases was 0.77% as of December 31, 2006 compared to 0.73% at December 31, 2005.  Total nonperforming assets at December 31, 2006 were $4.5 million as compared to $4.6 million a year ago, a decrease of $137,000 or 3.0%.  The ratio of nonperforming assets to total assets decreased to 0.44% at December 31, 2006, compared to 0.50% at December 31, 2005.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

Total deposits at December 31, 2006 were $808.8 million, an increase of $83.1 million, or 11.5%, from December 31, 2005.  Interest expense on these deposits was $13.9 million for the six months ended December 31, 2006, an increase of $4.8 million, or 52.9%, over the same period a year ago.  In-market deposits increased from $684.9 million at December 31, 2005 to $693.1 million at December 31, 2006, an increase of $8.2 million, or 1.2%.  For the same period, out-of-market deposits increased from $40.8 million to $115.7 million, respectively.  Public funds have increased, from $107.7 million at December 31, 2005 to $121.1 million at December 31, 2006.  The primary factor affecting interest expense was the increase in volume of certificates of deposits by $94.6 million, or 31.7%, from December 31, 2005, to December 31, 2006.  Out-of-market certificates of deposits accounted for $74.9 million or nearly 80% of this increase.  Interest expense for certificates of deposits increased by $3.3 million or 68.5% in the first six months of fiscal 2007, compared to the same period in the prior fiscal year, driving its cost of funds to 4.48% from 3.33%.

In October 2006, the Company announced an increase in its quarterly cash dividend, from 10.25 cents per share to 10.50 cents per share, resulting in an annualized increase of 2.4%.

The total risk-based capital ratio of 10.85% at December 31, 2006 is above the 10.66% at December 31, 2005, an increase of 19 basis points.  This continues to place the Bank in the “well capitalized” category within OTS regulation at December 31, 2006 and is consistent within the “well capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans and a loan securitization.

Noninterest income was $5.4 million for the quarter ended December 31, 2006 compared to $6.0 million at December 31, 2005, a decrease of $567,000 or 9.5%.  Excluding the aforementioned one-time gains attributable to the land sale and branch sales, noninterest income for the quarter ended December 31, 2006 was $2.6 million, compared to $2.4 million, an increase of $227,000 or 9.3% from the same period a year ago.  The primary factor affecting noninterest income was an increase of $184,000 in loan servicing income due to the purchase of mortgage servicing rights at September 30, 2006 and an increase of $145,000 in fees on deposits.

Noninterest expense was $7.7 million for the quarter ended December 31, 2006 compared to $6.7 million at December 31, 2005, an increase of $999,000 or 14.9%.  The primary factors affecting noninterest expense include increases of $452,000 in marketing expenses associated with several deposit product package programs, $129,000 in occupancy and equipment costs relating to several new branches opened one year or less, and $266,000 in employee compensation and benefits.

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

Financial Condition Data

At December 31, 2006, the Company had total assets of $1.0 billion, an increase of $50.7 million from the level at June 30, 2006.  The increase in assets was due primarily to increases in net loans and leases receivable of $21.5 million, cash and cash equivalents of $20.0 million and loan servicing rights of $5.1 million.  The increase in liabilities of $46.2 million from June 30, 2006 to December 31, 2006 was primarily due to increases in deposits of $39.8 million, accrued expenses and other liabilities of $4.4 million and advances by borrowers for taxes and insurance of $3.0 million.  In addition, stockholders’ equity increased $4.5 million to $60.6 million at December 31, 2006 from $56.1 million at June 30, 2006, primarily due to net income of $3.2 million and decrease of accumulated other comprehensive loss of $1.4 million.

The increase in net loans and leases receivable of $21.5 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  In addition, net deferred (fees), costs and discounts decreased $126,000 from the levels at June 30, 2006 to $757,000 at December 31, 2006.

Cash and cash equivalents increased $20.0 million due primarily to an increase in deposits of $39.8 million resulting primarily from seasonal fluctuation in public fund deposits.

Loan servicing rights increased $5.1 million primarily due to the purchase of $4.9 million in mortgage servicing rights from Great Western Bank at the end of the first quarter of fiscal 2007.

The $39.8 million increase in deposits was due to increases in out-of-market certificates of deposit of $57.8  million, in-market certificates of deposit of $15.2 million and interest-bearing checking accounts of $7.6 million offset by decreases in savings accounts of $28.1 million, money market accounts of $11.9 million and noninterest-bearing checking accounts of $831,000.  The $28.1 million decrease in savings accounts was primarily due to temporary fluctuations experienced with one public fund entity, while the increase in certificates of deposit was primarily driven by commercial business accounts.

Accrued expenses and other liabilities increased $4.4 million from the level at June 30, 2006 in part due to an increase in accrued income taxes payable of $1.8 million resulting primarily from the Company’s net income of $3.2 million for the six months ended December 31, 2006.

Advances by borrowers for taxes and insurance increased $3.0 million primarily due to the purchase of $4.9 million in mortgage servicing rights during the first quarter of fiscal 2007 which resulted in an increase in escrow accounts for taxes and insurance of $3.7 million.

During the time period of fiscal years 2002 through 2004, the Company issued a total of $27.8 million in subordinated debentures payable to trusts at various times through its trust subsidiaries.  Each of the issuances included an option  to shorten the maturity date at a specific time as stated in the contract.  The issuance of $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust I on November 28, 2001 included an option to shorten the maturity date to December 8, 2006.  The Company exercised this option to redeem $10.0 million of trust preferred securities.  Also during the second quarter of Fiscal 2007, the Company issued $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust V.  The new funding is calculated at a rate based on three-month LIBOR plus 1.83%, compared to the original issuance which is based on six-month LIBOR plus 3.75%.  The unamortized amount of $290,000 deferred debt issuance costs related to the original issuance was expensed.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

	At December 31, 2006		At June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$ 106,302	14.19%	$ 100,585	13.83%
Commercial business and real estate (2) (3)	268,290	35.82%	247,643	34.05%
Multi-family real estate	33,760	4.51%	34,066	4.69%
Equipment finance leases	25,580	3.42%	29,406	4.04%
Consumer Direct (4)	106,714	14.25%	110,493	15.19%
Consumer Indirect	89,405	11.94%	91,601	12.60%
Agricultural	93,946	12.54%	89,437	12.30%
Construction and development	24,931	3.33%	24,029	3.30%
Total Loans and Leases Receivable (5)	$ 748,928	100.00%	$ 727,260	100.00%

(1) Excludes $6,883 and $6,980 loans held for sale at December 31, 2006 and June 30, 2006, respectively.

(2) Includes $3,388 tax exempt leases at December 31, 2006 and June 30, 2006.

(3) Excludes $223 commercial loans held for sale at December 31, 2006 and June 30, 2006.

(4) Excludes $1,604 and $420 student loans held for sale at December 31, 2006 and June 30, 2006, respectively.

(5) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

	At December 31, 2006		At June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$ 83,926	10.38%	$ 84,757	11.02%
Interest bearing accounts	62,474	7.72%	54,862	7.14%
Money market accounts	220,540	27.27%	232,471	30.23%
Savings accounts	48,631	6.01%	76,695	9.97%
Certificates of deposit	393,265	48.63%	320,217	41.64%
Total Deposits	$ 808,836	100.00%	$ 769,002	100.00%

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

	Three Months Ended December 31,
	2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$ 762,367	$ 13,728	7.14%	$ 692,818	$ 11,593	6.64%
Investment securities (2) (3)	157,222	1,860	4.69%	150,788	1,491	3.92%
FHLB stock	6,657	75	4.47%	7,289	59	3.21%

Total interest-earning assets	926,246	$ 15,663	6.71%	850,895	$ 13,143	6.13%
Noninterest-earning assets	71,653			73,186
Total assets	$ 997,899			$ 924,081

Interest-bearing liabilities:
Deposits:
Checking and money market	$ 277,185	$ 2,676	3.83%	$ 272,261	$ 1,987	2.90%
Savings	38,123	207	2.15%	48,872	257	2.09%
Certificates of deposit	383,073	4,476	4.64%	292,653	2,549	3.46%
Total interest-bearing deposits	698,381	7,359	4.18%	613,786	4,793	3.10%
FHLB advances and other borrowings	111,084	1,332	4.76%	127,876	1,414	4.39%
Subordinated debentures payable to trusts (4)	27,837	912	13.00%	27,837	543	7.74%
Total interest-bearing liabilities	837,302	9,603	4.55%	769,499	6,750	3.48%
Noninterest-bearing deposits	77,757			80,529
Other liabilities	23,836			19,705
Total liabilities	938,895			869,733
Equity	59,004			54,348
Total liabilities and equity	$ 997,899			$ 924,081

Net interest income; interest rate spread (5)		$ 6,060	2.16%		$ 6,393	2.65%

Net interest margin (5) (6)			2.60%			2.98%

Net interest margin, TE (7)			2.66%			3.02%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Includes $290 expense in December 2006 for unamortized debt issuance costs.

(5)  Percentages for the three months ended December 31, 2006 and December 31, 2005 have been annualized.

(6)  Net interest margin is net interest income divided by average interest-earning assets.

(7)  Net interest margin expressed on a fully taxable equivalent basis.

	Six Months Ended December 31,
	2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$ 753,432	$ 26,968	7.10%	$ 688,398	$ 22,714	6.55%
Investment securities (2) (3)	154,397	3,619	4.65%	147,326	2,834	3.82%
FHLB stock	6,816	154	4.48%	7,133	67	1.86%

Total interest-earning assets	914,645	$ 30,741	6.67%	842,857	$ 25,615	6.03%
Noninterest-earning assets	67,087			70,140
Total assets	$ 981,732			$ 912,997

Interest-bearing liabilities:
Deposits:
Checking and money market	$ 278,628	$ 5,314	3.78%	$ 270,476	$ 3,774	2.77%
Savings	40,939	468	2.27%	50,078	497	1.97%
Certificates of deposit	359,060	8,118	4.48%	287,060	4,818	3.33%
Total interest-bearing deposits	678,627	13,900	4.06%	607,614	9,089	2.97%
FHLB advances and other borrowings	116,476	2,806	4.78%	126,090	2,743	4.32%
Subordinated debentures payable to trusts (4)	27,837	1,557	11.10%	27,837	1,055	7.52%

Total interest-bearing liabilities	822,940	18,263	4.40%	761,541	12,887	3.36%
Noninterest-bearing deposits	78,596			78,016
Other liabilities	22,124			19,360
Total liabilities	923,660			858,917
Equity	58,072			54,080
Total liabilities and equity	$ 981,732			$ 912,997

Net interest income; interest rate spread (5)		$ 12,478	2.27%		$ 12,728	2.67%

Net interest margin (5) (6)			2.71%			3.00%

Net interest margin, TE (7)			2.76%			3.03%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Includes $290 expense in December 2006 for unamortized debt issuance costs.

(5)  Percentages for the six months ended December 31, 2006 and December 31, 2005 have been annualized.

(6)  Net interest margin is net interest income divided by average interest-earning assets.

(7)  Net interest margin expressed on a fully taxable equivalent basis.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2006 vs 2005			2006 vs 2005
	Increase			Increase
	(Decrease)	Increase	Total	(Decrease)	Increase	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$ 1,164	$ 971	$ 2,135	$ 2,146	$ 2,108	$ 4,254
Investment securities (2)	64	305	369	136	649	785
FHLB stock	(5)	21	16	(5)	92	87

Total interest-earning assets	$ 1,223	$ 1,297	$ 2,520	$ 2,277	$ 2,849	$ 5,126

Interest-bearing liabilities:
Deposits:
Checking and money market	$ 36	$ 653	$ 689	$ 114	$ 1,426	$ 1,540
Savings	(57)	7	(50)	(91)	62	(29)
Certificates of deposit	788	1,139	1,927	1,208	2,092	3,300
Total interest-bearing deposits	767	1,799	2,566	1,231	3,580	4,811
FHLB advances and other borrowings	(186)	104	(82)	(209)	272	63
Subordinated debentures payable to trusts	-	369	369		502	502

Total interest-bearing liabilities	$ 581	$ 2,272	$ 2,853	$ 1,022	$ 4,354	$ 5,376

Net interest income increase			$ (333)			$ (250)

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

Mortgage Servicing Rights (“MSR”)  The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans.   The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets.  The asset is amortized in proportion to and over the period of estimated net servicing income.

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at December 31, 2006.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $4.5 million at December 31, 2006 from $3.9 million at June 30, 2006, an increase of $597,000, or 15.3%.  Nonaccruing loans and leases increased $155,000 to $1.2 million at December 31, 2006 from $1.0 million at June 30, 2006.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.44% at December 31, 2006 from 0.40% at June 30, 2006.

Nonaccruing loans and leases increased 15.0%, or $155,000, to $1.2 million at December 31, 2006 compared to $1.0 million at June 30, 2006.  Included in nonaccruing loans and leases at December 31, 2006 were two loans totaling $39,000 secured by one- to four-family real estate, eight loans totaling $792,000 secured by commercial business, two leases totaling $44,000 and 33 consumer loans totaling $315,000.

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

As of December 31, 2006, the Company had $466,000 of foreclosed assets.  The balance of foreclosed assets at December 31, 2006 consisted of $69,000 of single-family collateral owned, $286,000 of equipment finance leases and $111,000 of consumer collateral owned.

At December 31, 2006, the Company had designated $17.5 million of its assets as special mention and classified $3.1 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At December 31, 2006 the Company had $21.0 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $243,000 were classified as of December 31, 2006.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the December 31, 2006 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at December 31, 2006 will be adequate in the future.

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

	Nonperforming Assets As Of
	December 31,	June 30,
	2006	2006
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$ 39	$ 371
Commercial real estate	- - - -	- - - -
Commercial business	792	341
Equipment finance leases	44	36
Consumer (1)	315	287
Agricultural	- - - -	- - - -
Total	1,190	1,035

Accruing loans and leases delinquent more than 90 days:
One- to four-family	235	358
Commercial real estate	202	308
Commercial business	343	814
Equipment finance leases	812	302
Consumer (1)	32	7
Agricultural	1,209	541
Total	2,833	2,330

Foreclosed assets: (2)
One- to four-family	69	96
Equipment finance leases	286	254
Consumer (1)	111	177
Total	466	527

Total nonperforming assets	$ 4,489	$ 3,892

Ratio of nonperforming assets to total assets	0.44%	0.40%

Ratio of nonperforming loans and leases
to total loans and leases (3) (4)	0.53%	0.46%

(1)  Includes mobile home loans.

(2)  Total foreclosed assets do not include land or other real estate owned held for sale.

(3)  Non performing loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(4)  Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Six Months Ended December 31,
	2006	2005
	(Dollars in Thousands)

Balance at beginning of period	$ 5,657	$ 5,076
Charge-offs:
One- to four-family	- - - -	(1)
Commercial real estate	- - - -	- - - -
Commercial business	(216)	(3,242)
Equipment finance leases	(115)	(17)
Consumer (1)	(370)	(542)
Agriculture	- - - -	(350)
Total charge-offs	(701)	(4,152)

Recoveries:
One- to four-family	3	1
Commercial real estate	- - - -	- - - -
Commercial business	- - - -	- - - -
Equipment finance leases	- - - -	39
Consumer (1)	101	118
Agriculture	57	- - - -
Total recoveries	161	158

Net (charge-offs)	(540)	(3,994)

Additions charged to operations	752	4,092

Balance at end of period	$ 5,869	$ 5,174

Ratio of net (charge-offs) during the period to
average loans and leases outstanding during the period	(0.07)%	(0.58)%

Ratio of allowance for loan and lease losses to
total loans and leases at end of period (2)	0.77%	0.73%

Ratio of allowance for loan and lease losses to
nonperforming loans and leases at end of period (3)	145.89%	115.39%

(1)  Includes mobile home loans.

(2)  Total loans and leases include loans held for sale.

(3)  Non performing loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of FASB Statement No. 5 “Accounting for Contingencies” and FASB Statement No. 114 calculations comprise the Company’s allowance for loan and lease losses.

	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan and Lease Type	At December 31, 2006		At June 30, 2006
	(Dollars in Thousands)

One- to four-family	$ 209	$ - - - -	$ 193	$ - - - -
Commercial real estate	350	- - - -	317	- - - -
Multi-family real estate	80	- - - -	79	- - - -
Commercial business	2,959	- - - -	2,563	- - - -
Equipment finance leases	502	- - - -	570	- - - -
Consumer (1)	1,293	- - - -	1,432	- - - -
Agricultural	476	- - - -	503	- - - -
Total	$ 5,869	$ - - - -	$ 5,657	$ - - - -

(1) Includes mobile home loans.

Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan and Lease Type	At December 31, 2006			At June 30, 2006
	(Dollars in Thousands)			(Dollars in Thousands)

Commercial business	5	$ 762	- - - -	4	$ 325	- - - -
Total	5	$ 762	$ - - - -	4	$ 325	$ - - - -

The allowance for loan and lease losses was $5.9 million at December 31, 2006 as compared to $5.2 million at December 31, 2005.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.77% at December 31, 2006 compared to 0.73% at December 31, 2005.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended December 31, 2006 and December 31, 2005

General.  The Company’s net income was $2.1 million, or $0.53 for basic and $0.52 for diluted earnings per share for the three months ended December 31, 2006, a $812,000 increase in earnings compared to $1.3 million, or $0.33 for both basic and diluted earnings per share for the same period in the prior fiscal year.  For the three months ended December 31, 2006, the return on average equity was 14.31%, a 49.7% increase compared to 9.56% for the same period in the prior fiscal year.  For the three months ended December 31, 2006, the return on average assets was 0.85%, an increase of 50.49% compared to 0.56% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including a decrease in provision for losses on loans of $3.2 million offset by decreases in net interest income of $333,000 and noninterest income of $567,000 and an increase in noninterest expense of $999,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $15.7 million for the three months ended December 31, 2006 as compared to $13.1 million for the same period in the prior fiscal year, an increase of $2.5 million or 19.2%.  A $1.2 million increase in interest, dividend and loan fee income was due to a 10.0% increase in the average volume of loans and leases receivable and a $971,000 increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 6.64% for the three months ended December 31, 2005 to 7.14% for the three months ended December 31, 2006.  The average yield on total interest-earning assets was 6.71% for the three months ended December 31, 2006 as compared to 6.13% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $9.6 million for the three months ended December 31, 2006 as compared to $6.8 million for the same period in the prior fiscal year, an increase of $2.9 million or 42.3%.  A $1.8 million increase in interest expense was the result of an increase in average rate paid on interest-bearing deposits from 3.10% for the three months ended December 31, 2005 to 4.18% for the three months ended December 31, 2006.  A $369,000 increase in interest expense was the result of an increase in the average rate paid on subordinated debentures payable to trusts increasing from 7.74% for the three months ended December 31, 2005 to 13.00% for the three months ended December 31, 2006.  This was primarily the result of a $290,000 expense of unamortized debt issuance costs relating to the redemption of the Trust I trust preferred securities during the fiscal second quarter ended December 31, 2006.  An increase of $2.3 million in interest expense was the result of an increase in the average rate paid on total interest-bearing liabilities from 3.48% for the three months ended December 31, 2005 to 4.55% for the three months ended December 31, 2006.

Net Interest Income. The Company’s net interest income for the three months ended December 31, 2006 decreased $333,000, or 5.2%, to $6.1 million compared to $6.4 million for the same period in the prior fiscal year.  The decrease in net interest income was due primarily to increases in the average rate paid on interest-bearing liabilities offset by increases in the average yield on interest-earning assets and average volume of interest-earning assets for the three months ended December 31, 2006 compared to the same period in the prior fiscal year.  The Company’s net interest margin was 2.60% for the three months ended December 31, 2006 as compared to 2.98% for the same period in the prior fiscal year.

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

During the three months ended December 31, 2006, the Company recorded a provision for losses on loans and leases of $461,000 compared to $3.6 million for the three months ended December 31, 2005, a decrease of $3.2 million.  During the second quarter of Fiscal 2006, there were additional provisions to the loan loss allowance of $3.1 million, for a large impaired commercial participation loan, which was sold in December 2005.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $5.4 million for the three months ended December 31, 2006 as compared to $6.0 million for the same period in the prior fiscal year, a decrease of $567,000, or 9.5%.  The decrease in noninterest income was primarily attributable to one-time events in the second quarter of each of fiscal 2006 and fiscal 2007.  In the second quarter of fiscal 2007, there was a $2.8 million gain on the sale of branches.  See Note 11 of “Notes to Consolidated Financial Statements.”  In the second quarter of fiscal 2006, there was a $3.6 million gain on a land sale.  In addition, there were increases in loan servicing income of $184,000 and fees on deposits of $145,000 for the three months ended December 31, 2006 as compared to the same period in the prior fiscal year.

Loan servicing income increased $184,000 from $257,000 for the three months ended December 31, 2005 to $441,000 for the three months ended December 31, 2006 primarily due to an increase of $407.1 million in the balances of loans serviced by the Bank from $539.1 million at December 31, 2005 to $946.2 million at December 31, 2006.

Fees on deposit increased $145,000 for the three months ended December 31, 2006 compared to the same period in the prior fiscal year primarily due to an increase of non-sufficient fund fee income of approximately $84,000 as the result of a fee increase.

Noninterest Expense.  Noninterest expense was $7.7 million for the three months ended December 31, 2006 as compared to $6.7 million for the three months ended December 31, 2005, an increase of $999,000, or 14.9%.  The increase in noninterest expense was primarily due to increases in advertising of $452,000, compensation and employee benefits of $266,000, occupancy and equipment of $129,000 and other noninterest expense of $114,000.

Advertising expense increased $452,000, or 179.4%, from $252,000 for the three months ended December 31, 2005 to $704,000 for the three months ended December 31, 2006 primarily due to several deposit product package programs.

Compensation and employee benefits increased $266,000, or 6.3%, from $4.2 million for the three months ended December 31, 2005 to $4.5 million for the three months ended December 31, 2006.  A primary factor for the increase in compensation and employee benefits was an increase of $143,000 for variable pay for employee incentives. Employee compensation increases contributed to a $167,000 increase as compared to the same period in the prior fiscal year.

Occupancy and equipment expense increased $129,000 for the three months ended December 31, 2006 compared to the same period in the prior fiscal year primarily due to increases in rent expense of $68,000 and  depreciation expense of  $31,000.  These increases were primarily attributable to several new branches opened one year or less and existing branch renovations.

Other noninterest expense increased $114,000 for the three months ended December 31, 2006 compared to the same period in the prior fiscal year primarily due to increases in community contributions for reinvestment in the communities we serve of $82,000 and telephone expense of $33,000.

Income tax expense.  The Company’s income tax expense for the three months ended December 31, 2006 increased $458,000 or 60.2% to $1.2 million compared to $761,000 for the same period in the prior fiscal year.  The effective tax rate was 36.6% and 36.9% for the three months ended December 31, 2006 and 2005, respectively.  The increase in income tax expense was directly related to the increase in income before income taxes of $1.3 million compared to the same period in the prior fiscal year.

Comparison of the Six Months Ended December 31, 2006 and December 31, 2005

General.  The Company’s net income was $3.2 million, or $0.81 for basic and $0.79 for diluted earnings per share for the six months ended December 31, 2006, a $886,000 increase in earnings compared to $2.3 million, or $0.60 for basic and $0.58 for diluted earnings per share for the same period in the prior fiscal year.  For the six months ended December 31, 2006, the return on average equity was 11.05%, a 28.6% increase compared to 8.59% for the same period in the prior fiscal year.  For the six months ended December 31, 2006, the return on average assets was 0.65%, an increase of 27.5% compared to 0.51% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including a decrease in provision for losses on loans of $3.3 million offset by decreases in net interest income of $250,000 and noninterest income of $608,000 and an increase in noninterest expense of $1.2 million.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $30.7 million for the six months ended December 31, 2006 as compared to $25.6 million for the same period in the prior fiscal year, an increase of $5.1 million or 20.0%.  A $2.1 million increase in interest, dividend and loan fee income was due to a 9.4% increase in the average volume of loans and leases receivable and a $2.1 million increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 6.55% for the six months ended December 31, 2005 to 7.10% for the six months ended December 31, 2006.  The average yield on total interest-earning assets was 6.67% for the six months ended December 31, 2006 as compared to 6.03% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $18.3 million for the six months ended December 31, 2006 as compared to $12.9 million for the same period in the prior fiscal year, an increase of $5.4 million or 41.7%.  A $3.6 million increase in interest expense was the result of an increase in average rate paid on interest-bearing deposits from 2.97% for the six months ended December 31, 2005 to 4.06% for the six months ended December 31, 2006.  A $502,000 increase in interest expense was the result of an increase in the average rate paid on subordinated debentures payable to trusts increasing from 7.52% for the six months ended December 31, 2005 to 11.10% for the six months ended December 31, 2006.  Higher interest rates and the expensing of $290,000 of unamortized debt issuance costs relating to the redemption of Trust I trust preferred securities during the fiscal second quarter ended December 31, 2006 increased the interest expense by $502,000.  An increase of $4.4 million in interest expense was the result of an increase in the average rate paid on total interest-bearing liabilities from 3.36% for the six months ended December 31, 2005 to 4.40% for the six months ended December 31, 2006.

Net Interest Income. The Company’s net interest income for the six months ended December 31, 2006 decreased $250,000, or 2.0%, to $12.5 million compared to $12.7 million for the same period in the prior fiscal year.  The decrease in net interest income was due primarily to increases in the average rate paid on interest-bearing liabilities offset by increases in the average yield on interest-earning assets and average volume of interest-earning assets for the six months ended December 31, 2006 compared to the same period in the prior fiscal year.  The Company’s net interest margin was 2.71% for the six months ended December 31, 2006 as compared to 3.00% for the same period in the prior fiscal year.

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

During the six months ended December 31, 2006, the Company recorded a provision for losses on loans and leases of $752,000 compared to $4.1 million for the six months ended December 31, 2005, a decrease of $3.3 million.  During the second quarter of fiscal 2006, there were additional provisions to the loan loss allowance of $3.1 million, for a large impaired commercial participation loan, which was sold in December 2005.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $7.8 million for the six months ended December 31, 2006 as compared to $8.4 million for the same period in the prior fiscal year, a decrease of $608,000, or 7.3%.  The decrease in noninterest income was primarily attributable to one-time events in the second quarter of each of fiscal 2006 and fiscal 2007.  In the second quarter of fiscal 2007, there was a $2.8 million gain on the sale of branches.  See Note 11 of “Notes to Consolidated Financial Statements.”  In the second quarter of fiscal 2006, there was a $3.6 million gain on a land sale.  In addition, there were increases in loan servicing income of $242,000 and fees on deposits of $162,000 for the six months ended December 31, 2006 as compared to the same period in the prior fiscal year.

Loan servicing income increased $242,000 from $528,000 for the six months ended December 31, 2005 to $770,000 for the six months ended December 31, 2006 primarily due to an increase of $407.1 million in the balances of loans serviced by the Bank from $539.1 million at December 31, 2005 to $946.2 million at December 31, 2006.

Fees on deposit increased $162,000 for the six months ended December 31, 2006 compared to the same period in the prior fiscal year primarily due to an increase of non-sufficient fund fee income of approximately $84,000 during the second quarter of fiscal 2007 as the result of a fee increase.

Noninterest Expense.  Noninterest expense was $14.6 million for the six months ended December 31, 2006 as compared to $13.4 million for the six months ended December 31, 2005, an increase of $1.2 million, or 9.2%.  The increase in noninterest expense was primarily due to increases in advertising of $716,000, occupancy and equipment of $287,000, compensation and employee benefits of $119,000 and other noninterest expense of $52,000.

Advertising expense increased $716,000, or 166.1%, from $431,000 for the six months ended December 31, 2005 to $1.1 million for the six months ended December 31, 2006 primarily due to several deposit product package programs.

Occupancy and equipment expense increased $287,000 for the six months ended December 31, 2006 compared to the same period in the prior fiscal year primarily due to increases in rent expense of $128,000, depreciation expense of $68,000 and building and property maintenance of $27,000.  These increases were primarily attributable to several new branches opened one year or less and existing branch renovations.

Compensation and employee benefits increased $119,000, or 1.4%, from $8.5 million for the six months ended December 31, 2005 to $8.6 million for the six months ended December 31, 2006.  A primary factor for the increase in compensation and employee benefits was an increase of $120,000 for variable pay for employee incentives.  Employee compensation increases contributed to a $102,000 increase as compared to the same period in the prior fiscal year.

Other noninterest expense increased $52,000 for the six months ended December 31, 2006 compared to the same period in the prior fiscal year primarily due to increases in telephone expense of $41,000.

Income tax expense.  The Company’s income tax expense for the six months ended December 31, 2006 increased $362,000 or 27.4% to $1.7 million compared to $1.3 million for the same period in the prior fiscal year.  The effective tax rate was 34.4% and 36.3% for the six months ended December 31, 2006 and 2005, respectively.  The decrease in the effective tax rate for the quarter was the result of an increase in permanent tax differences primarily due to increases in tax-exempt interest income offset by an increase in income before income taxes of $1.2 million compared to the same period in the prior fiscal year.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At December 31, 2006, the Bank had outstanding commitments to originate residential mortgage loans of $10.8 million and commercial business loans of $6.0 million.  In addition, the Bank had outstanding commitments to sell residential mortgage loans of $11.4 million, commercial business loans of $223,000 and consumer student loans of $1.6 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to funding for use in liquidity management.  At December 31, 2006, the Bank had no commitments to purchase securities available for sale and no commitments to sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank currently has an unsecured line of federal funds totaling $15.0 million with a correspondent bank.  In addition, the Company has a line of credit totaling $6.0 million with a correspondent bank.  There were no funds drawn on either line of credit at December 31, 2006.  Additionally, as of December 31, 2006, the Bank had $115.7 million in out-of-market certificates of deposit.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

On December 31, 2006, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2006 could be acquired through April 30, 2007.  As of December 31, 2006, no shares of common stock had been purchased pursuant to the program.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At December 31, 2006, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.12% at December 31, 2006.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 10.85% at December 31, 2006.

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

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1,“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”,which supersedes EITF No. 03-1.  This FSP provides additional guidance when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted the guidance in  FSP No. FAS 115-1 as of April 1, 2006.

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

In June 2006, FASB issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for the end of the fiscal year ending after December 15, 2006. The Company has not determined the effect the adoption of FIN No. 48 will have on its consolidated financial statements.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The converse situation can also be expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at September 30, 2006 (the most recent report available) and December 31, 2005, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or –200 basis points, measured in 100 basis point increments).  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2006 or that the Company’s primary market risk exposures and how those exposures were managed during the six months ended December 31, 2006 changed significantly when compared to June 30, 2006.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of September 30, 2006” and “Selected Asset and Liability Price Tables as of December 31, 2005”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

September 30, 2006

		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent

Basis Points	(Dollars in thousands)

+300	$ 86,907	$(26,413)	(23)%
+200	96,391	(16,929)	(15)
+100	105,509	(7,811)	(7)
- - - -	113,320	- - - -	- - - -
-100	117,771	4,451	4
-200	119,032	5,712	5

December 31, 2005

		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent

Basis Points	(Dollars in thousands)

+300	$90,630	$(17,361)	(16)%
+200	97,846	(10,145)	(9)
+100	103,269	(4,722)	(4)
- - - -	107,991	- - - -	- - - -
-100	110,442	(2,451)	2
-200	107,618	(372)	- - - -

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

PART II  – OTHER INFORMATION

Item 1.          Legal Proceedings

On June 26, 2006, the Company filed a $3.8 million lawsuit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, for their role in a participation loan, alleging fraud, breach of fiduciary duty, conspiracy and negligent misrepresentation.  These damages were the result of a failure by the lead bank to make disclosures regarding an investigation of the commercial customer by the Iowa Attorney General at the time the Bank agreed to an extension of loan participation agreements.  The defendants denied all claims set forth in the lawsuit and no trial date has yet been set.  Legal proceedings are currently pending in the Second Judicial Circuit Court, Minnehaha County, South Dakota.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended December 31, 2006.

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
October 1 - 31, 2006	0	$0.00	0	394,035
November 1 - 30, 2006	0	$0.00	0	394,035
December 1 - 31, 2006	0	$0.00	0	394,035

2nd Quarter Total	0	$0.00	0

The Company currently has in effect a stock buyback program, which was publicly announced on April 24, 2006 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2006, which equals 394,035 shares, may be acquired through April 30, 2007.  As of December 31, 2006, no shares of common stock have been purchased pursuant to the program.

Item 4.          Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on November 15, 2006 (the “Annual Meeting”), the stockholders elected the two individuals nominated to serve as Class I directors until 2009 or until their respective successors are elected and qualified, as set forth in Proposal 1 in the Company’s Proxy Statement relating to the Annual Meeting.  The two individuals elected, and the number of votes cast for, or withheld, with respect to each of them, is as follows:

Curtis J. Bernard	For:	2,943,794	Vote Withheld:	447,337
Wm. G. Pederson	For:	2,941,873	Vote Withheld:	449,258

The following directors continue to serve on the Board of Directors following the Annual Meeting:  Curtis L. Hage, Christine E. Hamilton, Robert L. Hanson, Steven R. Sershen and Thomas L. Van Whye.

Additionally, the stockholders ratified the amendment of the Company’s 2002 Stock Option and Incentive Plan as set forth in Proposal 2 in the Company’s Proxy Statement relating to the Annual Meeting.  The number of votes cast for and against the amendment, together with abstentions and non-votes, are as follows:

For:	1,717,165
Against:	548,556
Abstain:	71,147
Non-Votes:	1,628,611

Item 6.          Exhibits

Regulation S-K Exhibit Number	Document
10.1	Guarantee Agreement dated December 7, 2006 by and between HF Financial Corp. and Wilmington Trust Company
10.2	Indenture Agreement dated December 7, 2006 by and between HF Financial Corp. and Wilmington Trust Company
10.3	Redemption Agreement dated October 11, 2006 by and between HF Financial Corp. and Wilmington Trust Company
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HF FINANCIAL CORP.

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.
(Registrant)

Date:	February 12, 2007	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2007	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number

10.1	Guarantee Agreement dated December 7, 2006 by and between HF Financial Corp. and Wilmington Trust Company
10.2	Indenture Agreement dated December 7, 2006 by and between HF Financial Corp. and Wilmington Trust Company
10.3	Redemption Agreement dated October 11, 2006 by and between HF Financial Corp. and Wilmington Trust Company
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-Index-