Form 10-Q
period 2007-03-31
HF FINANCIAL CORP
filed 2007-05-11
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

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

As of May 9, 2007 there were 4,002,383 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value per share.

HF FINANCIAL CORP.

Form 10-Q

PART I  - FINANCIAL INFORMATION

Item 1.             Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31, 2007	June 30, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$30,465	$27,037
Securities available for sale	138,675	145,518
Federal Home Loan Bank stock	6,381	5,647
Loans held for sale	9,210	7,623
Loans and leases receivable	756,024	727,260
Allowance for loan and lease losses	(5,778)	(5,657)
Net loans and leases receivable	750,246	721,603

Accrued interest receivable	8,319	6,880
Office properties and equipment, net of accumulated depreciation	15,810	14,459
Foreclosed real estate and other properties	1,780	1,889
Cash value of life insurance	13,391	13,013
Servicing rights	10,855	5,648
Goodwill, net	4,951	4,951
Other assets	6,041	7,026
Total assets	$996,124	$961,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$787,114	$769,002
Advances from Federal Home Loan Bank and other borrowings	90,500	91,620
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	14,134	6,969
Accrued expenses and other liabilities	14,776	9,808
Total liabilities	934,361	905,236

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,965,632 and 5,926,496 shares issued at March 31, 2007 and June 30, 2006, respectively	60	59
Common stock subscribed for but not issued, 4,078 shares at June 30, 2006	—	65
Additional paid-in capital	20,501	19,384
Retained earnings, substantially restricted	71,181	68,179
Accumulated other comprehensive income (loss), net of related deferred tax effect	(812)	(2,462)
Less cost of treasury stock, 1,977,836 and 1,977,836 shares at March 31, 2007 and June 30, 2006, respectively	(29,167)	(29,167)
Total stockholders’ equity	61,763	56,058
Total liabilities and stockholders’ equity	$996,124	$961,294

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Interest, dividend and loan fee income:
Loans and leases receivable	$13,435	$11,829	$40,403	$34,543
Investment securities and interest-earning deposits	1,925	1,637	5,698	4,538
	15,360	13,466	46,101	39,081
Interest expense:
Deposits	7,268	5,239	21,168	14,328
Advances from Federal Home Loan Bank and other borrowings	1,689	1,845	6,052	5,643
	8,957	7,084	27,220	19,971
Net interest income	6,403	6,382	18,881	19,110

Provision for losses on loans and leases	34	418	786	4,510

Net interest income after provision for losses on loans and leases	6,369	5,964	18,095	14,600

Noninterest income:
Gain on sale of branches, net	—	—	2,763	—
Fees on deposits	1,232	1,029	3,740	3,375
Loan servicing income	525	118	1,295	805
Gain on sale of loans, net	223	280	679	688
Trust income	238	214	684	609
Gain on sale of land, net	—	—	—	3,557
Gain on sale of securities, net	—	2	—	2
Other	395	434	1,218	1,415
	2,613	2,077	10,379	10,451
Noninterest expense:
Compensation and employee benefits	4,768	4,044	13,402	12,559
Occupancy and equipment	962	861	2,858	2,470
Advertising	217	173	1,364	604
Check and data processing expense	578	543	1,697	1,602
Other	946	804	2,750	2,556
	7,471	6,425	22,071	19,791
Income before income taxes	1,511	1,616	6,403	5,260

Income tax expense	477	366	2,161	1,688
Net income	$1,034	$1,250	$4,242	$3,572

Comprehensive income	$1,306	$799	$5,892	$2,375
Cash dividends declared per share (1)	$0.1050	$0.1023	$0.3125	$0.3045

Earnings per share:(1)
Basic	$0.26	$0.32	$1.07	$0.91
Diluted	$0.25	$0.31	$1.05	$0.89

(1) Retroactively adjusted for the 10% stock dividend paid on April 24, 2006 to stockholders of record as of April 10, 2006

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$4,242	$3,572
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	786	4,510
Depreciation	1,221	1,127
Amortization of discounts and premiums on securities and other	1,406	1,446
Stock based compensation	715	409
Deferred income taxes (credits)	(534)	(544)
Loans originated for resale	(60,900)	(71,516)
Proceeds from the sale of loans	55,736	73,199
(Gain) on sale of loans, net	(679)	(688)
Realized (gain) on sale of securities, net	—	(2)
(Gain) on sale of land	—	(3,557)
(Gain) on sale of branches	(2,763)	—
Losses and provision for losses on sales of foreclosed real estate and other properties, net	48	33
(Gain) loss on disposal of office properties and equipment, net	(9)	20
Change in other assets and liabilities	6,072	(2,541)
Net cash provided by operating activities	5,341	5,468

Cash flows from investing activities
Loan participations purchased	(19,329)	(2)
Loan participations sold	—	6,123
Loans and leases originated and held	(301,097)	(291,782)
Principal collected on loans and leases	290,238	258,009
Proceeds from sale of land	—	4,863
Proceeds from sale of loans associated with branch sales	4,256	—
Securities available for sale:
Sales and maturities and repayments	27,781	35,816
Purchases	(18,564)	(39,362)
Purchase of Federal Home Loan Bank stock	(3,844)	(3,031)
Redemption of Federal Home Loan Bank stock	3,110	4,241
Proceeds from sale of office properties and equipment	9	2
Proceeds from sale of office properties and equipment associated with branch sales	341	—
Purchase of office properties and equipment	(2,913)	(2,118)
Purchase of servicing rights	(5,858)	(840)
Proceeds from sale of foreclosed real estate and other properties, net	703	580
Net cash (used in) investing activities	(25,167)	(27,501)

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended March 31,
	2007	2006

Cash flows from financing activities
Net increase in deposit accounts	$51,675	$24,049
Proceeds of advances from Federal Home Loan Bank and other borrowings	529,615	366,973
Payments on advances from Federal Home Loan Bank and other borrowings	(530,735)	(372,122)
Proceeds from issuance of subordinated debentures	10,000	—
Deposit account disbursements associated with branch sales	(33,563)	—
Redemption of subordinated debentures	(10,000)	—
Increase in advances by borrowers	7,165	3,040
Proceeds from issuance of common stock	337	460
Cash dividends paid	(1,240)	(1,189)
Net cash provided by financing activities	23,254	21,211

Increase (decrease) in cash and cash equivalents	3,428	(822)

Cash and cash equivalents
Beginning	27,037	18,248
Ending	$30,465	$17,426

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$26,085	$18,777
Cash payments for income and franchise taxes, net	647	3,513

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three and Nine Months Ended March 31, 2007 and 2006

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

The Company adopted SFAS No. 123R effective as of July 1, 2005, using the Black-Scholes option-pricing model and the modified prospective method in which compensation cost is recognized for all awards granted subsequent to the Company’s adoption of this statement, as well as for the unvested portion of awards outstanding as of the Company’s adoption of this statement.  Prior to July 1, 2005, the Company accounted for stock-based compensation in accordance with APB No. 25 and related interpretations. As such, no stock-based employee compensation cost was recognized for grants under the Company’s stock option and incentive plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2006, under Note 17 of “Notes to Consolidated Financial Statements.”

NOTE 2.          REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at March 31, 2007:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$49,548	5.00%
Actual	81,960	8.27
Excess over required	32,412	3.27

Risk-based capital (to risk-weighted assets):
Required	$80,194	10.00%
Actual	87,738	10.94
Excess over required	7,544	0.94

NOTE 3.          EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of basic common shares outstanding for the three months ended March 31, 2007 and 2006 was 3,982,096 and 3,937,219, respectively.  The weighted average number of basic common shares outstanding for the nine months ended March 31, 2007 and 2006 was 3,970,119 and 3,905,120, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended March 31, 2007 and 2006 was 4,065,310 and 4,025,351, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the nine months ended March 31, 2007 and 2006 was 4,048,119 and 3,992,671, respectively.

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

NOTE 4.          INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$12,079	$40	$(57)	$12,062
Federal Home Loan Bank	13,474	34	(46)	13,462
Municipal bonds	7,671	30	(72)	7,629
Preferred Term Securities	11,018	28	(76)	10,970
Other Investments	5,072	70	—	5,142
	49,314	202	(251)	49,265

Common Stock:
FNMA	8	14	—	22
Federal Ag Mortgage	7	3	—	10
Other Investments	134	—	—	134
	149	17	—	166

Mortgage-backed securities	90,522	154	(1,432)	89,244
	$139,985	$373	$(1,683)	$138,675

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$9,513	—	$(129)	$9,384
Federal Home Loan Bank	8,977	—	(139)	$8,838
Municipal bonds	3,510	—	(75)	$3,435
Preferred Term Securities	11,019	73	(123)	$10,969
	33,019	73	(466)	32,626

Equity securities:
FNMA	8	12	—	20
Federal Ag Mortgage	7	4	—	11
Other Investments	38	—	—	38
	53	16	—	69

Mortgage-backed securities	113,433	1	(2,903)	110,531
	$146,505	$90	$(3,369)	$143,226

The following table presents the fair value and age of gross unrealized losses by investment category at March 31, 2007 in accordance with FASB Staff Position (“FSP”) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which supersedes Emerging Issues Task Force Issue No. 03-1:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$—	$—	$7,967	$(57)	$7,967	$(57)
Federal Home Loan Bank	—	—	7,518	(46)	7,518	(46)
Municipal bonds	3,076	(37)	1,753	(35)	4,829	(72)
Preferred term securities	—	—	1,943	(76)	1,943	(76)
Mortgage-backed securities	5,875	(16)	65,239	(1,416)	71,114	(1,432)
	$8,951	$(53)	$84,420	$(1,630)	$93,371	$(1,683)

Management does not believe any individual unrealized losses as of March 31, 2007 represent an other-than-temporary impairment.  The unrealized losses reported for mortgage-backed securities relate to securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses in total are primarily attributable to changes in interest rates and the contractual cashflows of those investments are guaranteed by an agency of the U.S. government.  As a group, the unrealized losses were less than 1.8% of their respective amortized cost basis at March 31, 2007.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2007.

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

Three Months Ended March 31, 2007	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,140	$(737)	$6,403
Intersegment interest income	(211)	211	—
Provision for losses on loans and leases	(34)	—	(34)
Noninterest income	2,665	(52)	2,613
Intersegment noninterest income	(108)	108	—
Noninterest expense	—	(7,471)	(7,471)
Intersegment noninterest expense	3	(3)	—
Income (loss) before income taxes	$9,455	$(7,944)	$1,511

Total assets at March 31, 2007	$994,613	$1,511	$996,124

Three Months Ended March 31, 2006	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,171	$(789)	$6,382
Intersegment interest income	(279)	279	—
Provision for losses on loans and leases	(418)	—	(418)
Noninterest income	2,262	(185)	2,077
Intersegment noninterest income	(45)	45	—
Noninterest expense	(6,347)	(78)	(6,425)
Intersegment noninterest expense	1	(1)	—
Income (loss) before income taxes	$2,345	$(729)	$1,616

Total assets at March 31, 2006	$919,427	$1,822	$921,249

Nine Months Ended March 31, 2007	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$21,593	$(2,712)	$18,881
Intersegment interest income	(688)	688	—
Provision for losses on loans and leases	(786)	—	(786)
Noninterest income	10,566	(187)	10,379
Intersegment noninterest income	(316)	316	—
Noninterest expense	(14,179)	(7,892)	(22,071)
Intersegment noninterest expense	7	(7)	—
Income (loss) before income taxes	$16,197	$(9,794)	$6,403

Total assets at March 31, 2007	$994,613	$1,511	$996,124

Nine Months Ended March 31, 2006	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$21,535	$(2,425)	$19,110
Intersegment interest income	(878)	878	—
Provision for losses on loans and leases	(4,510)	—	(4,510)
Noninterest income	7,098	3,353	10,451
Intersegment noninterest income	(141)	141	—
Noninterest expense	(19,324)	(467)	(19,791)
Intersegment noninterest expense	4	(4)	—
Income before income taxes	$3,784	$1,476	$5,260

Total assets at March 31, 2006	$919,427	$1,822	$921,249

NOTE 6.                             DEFINED BENEFIT PLAN

The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours of service in a plan year.  The benefits are based on 6% of each eligible participant’s annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year treasury note rates.  The Company’s funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time.  Participants are 100% vested after five years of service with a normal retirement age of 65.  Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Service cost	$116,521	$116,367	$349,563	$349,101
Interest cost	97,748	91,239	293,244	273,715
Expected return on plan assets	(109,101)	(93,185)	(327,303)	(279,555)
Amortization of transition asset	—	2,907	—	8,722
Total costs recognized in expense	$105,168	$117,328	$315,504	$351,983

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

	Fiscal Years Ended June 30,
	2007	2006
	(Dollars in Thousands)

Quarter ended September 30	$436	$419
Quarter ended December 31	357	409
Quarter ended March 31	760	382
Quarter ended June 30	—	285
Net healthcare costs	$1,553	$1,495

NOTE 8.                             FASB STATEMENT NO. 140

During the third quarter of Fiscal 2006, the Company completed a line item change of its income recorded on originated mortgage servicing rights for loans sold to South Dakota Housing Development Authority.  This process was done upon a fuller interpretation of Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” as issued by the FASB.   All periods presented have been revised in presentation to reflect this line item and there was no change to net income, earnings per share, or recorded value of servicing rights as a result of this line item change.  The following table reflects the effects of the line item change on the Company’s consolidated statements of income for the three and nine months ended March 31, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Dollars in Thousands)

Loan servicing income	$—	(66)	$—	(159)
Gain on sale of loans, net	—	66	—	159

Net income change	$—	$—	$—	$—

NOTE 9.                             STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option grant and stock appreciation right is estimated at the grant date using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants in the nine months ended March 31, 2007 and 2006:

	For the Nine Months Ended
	March 31,
	2007	2006
Expected volatility	23.00%	24.00%
Expected dividend yield	2.56%	2.75%
Risk-free interest rate	4.61%	4.09%
Expected term (in years)	4	7

Stock option and stock appreciation right activity for the nine months ended March 31 follows:

	2007
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(In thousands)
Balance, beginning July 1	318,977	$12.77
Granted	20,953	16.00
Forfeited	(13,796)	16.54
Exercised	(32,968)	12.90
Balance, ending March 31	293,166	$12.81	5.46	$1,595

Exercisable at March 31	232,428	$12.02	4.70	$1,447

	2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(In thousands)
Balance, beginning July 1	325,422	$12.22
Granted	30,769	17.27
Forfeited	(3,278)	14.85
Exercised	(25,635)	11.41
Balance, ending March 31	327,278	$12.73	6.01	$1,437

Exercisable at March 31	233,202	$11.55	4.92	$1,295

The weighted-average grant date fair value of options and appreciation rights granted during the nine months ended March 31, 2007 and 2006 was $3.11 and $3.83, respectively.  The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006 was $176,000 and $146,000, respectively.  As of March 31, 2007, there was $28,000 of total unrecognized compensation cost related to nonvested stock option awards.  The cost is expected to be recognized over a period of two years.  Cash received from the exercise of options for the nine months ended March 31, 2007 and 2006 was $425,000 and $293,000, respectively.  The tax benefit realized for the tax deductions from cashless option exercises totaled $42,000 and $28,000 for the nine months ended March 31, 2007 and 2006, respectively.

Restricted share activity for the nine months ended March 31 follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date		Date
		Fair		Fair
	Shares	Value	Shares	Value
Nonvested Balance, beginning	158,159	$15.85	91,888	$13.62
Granted	11,603	16.75	85,572	17.42
Vested	(17,467)	13.63	(15,533)	11.41
Forfeited	(5,417)	15.32	(3,346)	15.85
Nonvested Balance, ending	146,878	$16.08	158,581	$15.73

Pretax compensation expense recognized for restricted shares for the nine months ended March 31, 2007 and 2006 was $344,000 and $313,000, respectively.  The tax benefit for the nine months ended March 31, 2007 and 2006 was $117,000 and $107,000, respectively.  As of March 31, 2007, there was $1.5 million of total unrecognized compensation cost related to restricted shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  That cost is expected to be recognized over a weighted-average period of five years.  The total fair value of shares vested during the nine months ended March 31, 2007 and 2006 was $238,000 and $179,000, respectively.

The Company has a Director Restricted Stock Plan which provides that awards of restricted shares of the Company’s common stock be made to outside directors of the Company.  The plan is designed to allow for payment of the annual retainer fee in shares of the Company’s common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index.  Each outside director is entitled to all voting, dividend and distribution rights during the restriction period.  The effective date of the plan was July 1, 1997.  The plan has 90,750 shares allocated to it and is in effect for a period of ten years.  During the nine months ended March 31, 2007 and 2006, 5,760 and 4,824 shares were awarded and $74,000 and $72,000 of expense was incurred under the plan, respectively, as the annual retainer for the Company’s Board of Directors.

These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2006, under Note 17 of “Notes to Consolidated Financial Statements.”

NOTE 10.                       SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

On December 7, 2006, the Company issued 10,000 shares totaling $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust V.  Trust V was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust V.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 1.83%, fixed for the first five years, adjusted quarterly thereafter.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond March 1, 2037.  At the end of the deferral period, all accumulated and unpaid distributions must be paid.  The capital securities must be redeemed on March 1, 2037; however, the Company has the option to shorten the maturity date to a date not earlier than March 1, 2012.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

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

Forward-looking statements about the Company’s expected financial results and other plans are subject to certain risks, uncertainties and assumptions.  These include, but are not limited to, the risks discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for Fiscal 2006 and the following: possible legislative changes and adverse economic, business and competitive conditions and developments (such as shrinking interest margins and continued short-term rate environments); deposit outflows; reduced demand for financial services and loan products; changes in accounting policies or guidelines, or in monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan portfolios; the ability or inability of the Company to manage interest rate and other risks; unexpected, continuing or excessive claims against the Company’s self-insured health plan; the Company’s use of trust preferred securities; the ability or inability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; or other significant uncertainties.

Forward-looking statements speak only as of the date they are made.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Executive Summary

The Company’s net income for the third quarter of Fiscal 2007 was $1.0 million, or $0.25 per diluted share, compared to $1.3 million, or $0.31 per diluted share, for the third quarter of Fiscal 2006.  For the first nine months of Fiscal 2007, net income was $4.2 million, or $1.05 per diluted share, compared to $3.6 million, or $0.89 per diluted share, for the first nine months of Fiscal 2006.    Return on average equity was 9.59% at March 31, 2007 compared to 8.74% at March 31, 2006.

The net interest margin on a fully taxable equivalent basis for the nine months ended March 31, 2007 was 2.80%, compared to 3.04% for the same period a year ago, a decline of 24 basis points.  The decrease over the same period last year is primarily attributable to an increase in interest rates for the Company’s variable priced trust preferred securities, which are tied to LIBOR.  In addition, there was a $290,000 expense of unamortized debt issuance costs related to the early redemption of the Trust I trust preferred securities in the second quarter of Fiscal 2007, causing a decrease of four basis points.  During the nine months ended March 31, 2007, $1.9 million in loans were placed into nonaccrual for the first time, resulting in a reversal of $154,000 in interest income.  Comparatively, for the same period a year ago, $2.3 million in loans were placed into nonaccrual for the first time, with a reversal of $103,000 in interest income.

Net interest income for the first nine months of Fiscal 2007 was $18.9 million, a decrease of  $229,000, or 1.2%, over the same period a year ago.  Net interest income increased $21,000, or 0.3%, to $6.4 million for the three months ended March 31, 2007 from $6.4 million for same period in the prior fiscal year.  For the nine months ended March 31, 2007, average interest-earning assets and average interest-bearing liabilities increased 8.2% and 7.7%, respectively, compared to the same period a year ago.  Yields on earning assets increased to 6.70% in the first nine months of Fiscal 2007, compared to 6.15% a year ago, an increase of 55 basis points.  For the same time period, cost of funds increased to 4.40%, compared to 3.47%, an increase of 93 basis points.

Net interest margin ratio may vary due to many factors, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.  From July 1, 2005 to March 31, 2006, the Federal Reserve increased short-term interest rates six times at 25 basis points each, for a total increase of 150 basis points.  There has been no change since June 30, 2006.  The flattening and subsequent inversion of the treasury yield curve caused by increasing short-term rates and lagging and declining long-term rates continued to affect the Company’s net interest margin ratio during the quarter.  This inverted yield curve is evidenced by the interest rate spread of 23 basis points between the 3-month Treasury Bill and the 10-year Treasury Note at March 31, 2006, decreasing to a negative 39 basis points at March 31, 2007.

The Company had previously issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings.  Interest expense on the $27.8 million of trust preferred securities outstanding increased to $2.4 million for the nine months ended March 31, 2007, compared to $1.6 million for the same period a year ago, an increase of $778,000 or 47.8%.  The average rate paid on these securities increased 234 basis points, from 7.78% at March 31, 2006 to 10.12% at March 31, 2007.  In December 2006, the Company refinanced $10.0 million of trust preferred securities, originally issued in November 2001.  This new funding was calculated at a rate based on three-month LIBOR plus 1.83%, fixed for five years, and adjusted quarterly thereafter.  This compares to the original issuance which is based on six-month LIBOR plus 3.75%.  As a result of this refinancing, the Company expensed $290,000 of unamortized debt issuance costs.  Excluding this expense, the overall cost on the trust preferred securities was 8.99%, compared to 10.12%, a 113 basis point decrease.  The Company expects to refinance additional trust preferred securities outstanding over the next year depending upon the yield curve spreads, which exist at the time of refinancing.

The allowance for loan and lease losses increased to $5.8 million at March 31, 2007, compared to $5.4 million at March 31, 2006, an increase of $409,000 or 7.6%.  The ratio of allowance for loan and lease losses to total loans and leases was 0.76% as of March 31, 2007 compared to 0.76% at March 31, 2006.  Total nonperforming assets at March 31, 2007 were $4.1 million as compared to $4.7 million a year ago, a decrease of $627,000 or 13.2%.  The ratio of nonperforming assets to total assets decreased to 0.41% at March 31, 2007, compared to 0.51% at March 31, 2006.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

Total deposits at March 31, 2007 were $787.1 million, an increase of $81.8 million, or 11.6%, from March 31, 2006.  Interest expense on these deposits was $21.2 million for the nine months ended March 31, 2007, an increase of $6.8 million, or 47.7%, over the same period a year ago.  In-market deposits increased from $661.6 million at March 31, 2006 to $699.3 million at March 31, 2007, an increase of $37.7 million, or 5.7%.  For the same period, out-of-market deposits increased from $43.7 million to $87.8 million, respectively.  Public funds have increased, from $92.2 million at March 31, 2006 to $107.9 million at March 31, 2007.  The primary factor affecting interest expense on deposits was the increase in average fiscal year-to-date volume of certificates of deposits by $68.3 million, or 23.3%, from March 2006 to March 2007.  Average out-of-market certificates of deposits accounted for $42.2 million or nearly 62% of this increase.  Interest expense for certificates of deposits increased by $4.8 million or 62.6% in the first nine months of Fiscal 2007, compared to the same period in the prior fiscal year, driving its average cost of funds to 4.57% from 3.46%.

The total risk-based capital ratio of 10.94% at March 31, 2007 is above the 10.81% at March 31, 2006, an increase of 13 basis points.  This continues to place the Bank in the “well capitalized” category within OTS regulation at March 31, 2007 and is consistent within the “well capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans and a loan securitization.

Noninterest income was $2.6 million for the quarter ended March 31, 2007 compared to $2.1 million at March 31, 2006, an increase of $536,000 or 25.8%.  The primary factor affecting noninterest income was an increase of $407,000 in loan servicing income due to the purchase of mortgage servicing rights at September 30, 2006 and an increase of $203,000 in fees on deposits, due to higher activity and increased service pricing.

Noninterest expense was $7.5 million for the quarter ended March 31, 2007 compared to $6.4 million at March 31, 2006, an increase of $1.0 million or 16.3%.  The primary factors affecting noninterest expense include increases of $724,000 in employee compensation and benefits.  Specific increases in employee compensation and benefits include $378,000 in net healthcare costs and $257,000 in variable pay related to performance incentives.  In addition, occupancy and equipment costs increased $101,000, primarily attributable to several new branches opened over the last year.

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

Financial Condition Data

At March 31, 2007, the Company had total assets of $996.1 million, an increase of $34.8 million from the level at June 30, 2006.  The increase in assets was due primarily to increases in net loans and leases receivable of $28.6 million, loan servicing rights of $5.2 million and cash and cash equivalents of $3.4 million.  The increase in liabilities of $29.1 million from June 30, 2006 to March 31, 2007 was primarily due to increases in deposits of $18.1 million, advances by borrowers for taxes and insurance of $7.2 million and accrued expenses and other liabilities of $5.0 million.  In addition, stockholders’ equity increased $5.7 million to $61.8 million at March 31, 2007 from $56.1 million at June 30, 2006, primarily due to net income of $4.2 million.

The increase in net loans and leases receivable of $28.6 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  In addition, net deferred (fees), costs and discounts decreased $110,000 from the levels at June 30, 2006 to $773,000 at March 31, 2007.

The decrease in securities available for sale of $6.8 million was primarily the result of sales, maturities and repayments of $27.8 million exceeding purchases of $18.6 million.  The purchases of $18.6 million included fixed-rate, mortgage-backed securities of $12.2 million.

Loan servicing rights increased $5.2 million primarily due to the purchase of $4.9 million in mortgage servicing rights from Great Western Bank at the end of the first quarter of Fiscal 2007.

Cash and cash equivalents increased $3.4 million due primarily to an increase in deposits of $18.1 million resulting primarily from out-of-market certificates of deposits.

The $18.1 million increase in deposits was due to increases in out-of-market certificates of deposit of $30.4  million, interest-bearing checking accounts of $13.0 million and in-market certificates of deposit of $9.5 million, offset by decreases in savings accounts of $27.1 million, noninterest-bearing checking accounts of $5.7 million and money market accounts of $2.0 million.  The $27.1 million decrease in savings accounts was primarily due to temporary fluctuations experienced with one public fund entity, while the increase in out-of-market certificates of deposits was primarily driven by wholesale funding sources.

Advances by borrowers for taxes and insurance increased $7.2 million primarily due to the purchase of $4.9 million in mortgage servicing rights during the first quarter of fiscal 2007 which resulted in an increase in escrow accounts for taxes and insurance of $3.7 million.

Accrued expenses and other liabilities increased $5.0 million from the level at June 30, 2006 in part due to an increase in accrued income taxes payable of $1.8 million resulting primarily from the Company’s net income of $4.2 million for the nine months ended March 31, 2007 and an increase in accrued interest payable of $1.1 million.

During the time period of fiscal years 2002 through 2004, the Company issued a total of $27.8 million in subordinated debentures payable to trusts at various times through its trust subsidiaries.  Each of the issuances included an option to shorten the maturity date at a specific time as stated in the contract.  The issuance of $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust I on November 28, 2001 included an option to shorten the maturity date to December 8, 2006.  The Company exercised this option to redeem $10.0 million of trust preferred securities.  Also during the second quarter of Fiscal 2007, the Company issued $10.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust V.  The new funding is calculated at a rate based on three-month LIBOR plus 1.83%, fixed for five years, compared to the original issuance which is based on six-month LIBOR plus 3.75%.  The unamortized amount of $290,000 deferred debt issuance costs related to the original issuance was expensed.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

	At March 31, 2007		At June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
One-to four-family (1)	$107,090	14.16%	$100,585	13.83%
Commercial business and real estate (2) (3)	282,903	37.42%	247,643	34.05%
Multi-family real estate	32,757	4.33%	34,066	4.69%
Equipment finance leases	23,248	3.08%	29,406	4.04%
Consumer Direct (4)	102,825	13.60%	110,493	15.19%
Consumer Indirect	87,754	11.61%	91,601	12.60%
Agricultural	106,643	14.11%	89,437	12.30%
Construction and development	12,804	1.69%	24,029	3.30%
Total Loans and Leases Receivable (5)	$756,024	100.00%	$727,260	100.00%

(1)                        Excludes $6,392 and $6,980 loans held for sale at March 31, 2007 and June 30, 2006, respectively.

(2)                        Includes $3,297 tax exempt leases at March 31, 2007 and June 30, 2006.

(3)                        Excludes $223 commercial loans held for sale at March 31, 2007 and June 30, 2006.

(4)                        Excludes $2,595 and $420 student loans held for sale at March 31, 2007 and June 30, 2006, respectively.

(5)                        Includes deferred loan fees and discounts and undisbursed portion of loans in process.

	At March 31, 2007		At June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$79,117	10.05%	$84,757	11.02%
Interest bearing checking accounts	67,884	8.63%	54,862	7.14%
Money market accounts	230,479	29.28%	232,471	30.23%
Savings accounts	49,592	6.30%	76,695	9.97%
Certificates of deposit	360,042	45.74%	320,217	41.64%
Total Deposits	$787,114	100.00%	$769,002	100.00%

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

	Three Months Ended March 31,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$758,370	$13,435	7.18%	$701,325	$11,829	6.84%
Investment securities (2) (3)	156,671	1,869	4.84%	147,910	1,589	4.36%
FHLB stock	5,768	56	3.94%	6,334	48	3.07%

Total interest-earning assets	920,809	$15,360	6.77%	855,569	$13,466	6.38%
Noninterest-earning assets	70,682			68,562
Total assets	$991,491			$924,131

Interest-bearing liabilities:
Deposits:
Checking and money market	$286,371	$2,639	3.74%	$274,445	$2,111	3.12%
Savings	48,029	344	2.90%	53,818	320	2.41%
Certificates of deposit	367,374	4,285	4.73%	306,466	2,808	3.72%
Total interest-bearing deposits	701,774	7,268	4.20%	634,729	5,239	3.35%
FHLB advances and other borrowings	99,139	1,132	4.63%	111,937	1,274	4.62%
Subordinated debentures payable to trusts	27,837	557	8.11%	27,837	571	8.32%
Total interest-bearing liabilities	828,750	8,957	4.38%	774,503	7,084	3.71%
Noninterest-bearing deposits	74,017			74,359
Other liabilities	27,685			19,907
Total liabilities	930,452			868,769
Equity	61,039			55,362
Total liabilities and equity	$991,491			$924,131

Net interest income; interest rate spread (4)		$6,403	2.39%		$6,382	2.67%

Net interest margin (4) (5)			2.82%			3.03%

Net interest margin, TE (6)			2.87%			3.06%

(1)                        Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)                        Includes federal funds sold.

(3)                        Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)                        Percentages for the three months ended March 31, 2007 and March 31, 2006 have been annualized.

(5)                        Net interest margin is net interest income divided by average interest-earning assets.

(6)                        Net interest margin expressed on a fully taxable equivalent basis.

	Nine Months Ended March 31,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$755,079	$40,403	7.13%	$692,707	$34,543	6.64%
Investment securities (2) (3)	155,158	5,488	4.71%	147,542	4,423	3.99%
FHLB stock	6,466	210	4.33%	6,866	115	2.23%

Total interest-earning assets	916,703	$46,101	6.70%	847,115	$39,081	6.15%
Noninterest-earning assets	68,177			69,433
Total assets	$984,880			$916,548

Interest-bearing liabilities:
Deposits:
Checking and money market	$281,144	$7,953	3.77%	$271,898	$5,885	2.88%
Savings	43,302	812	2.50%	51,325	817	2.12%
Certificates of deposit	361,828	12,403	4.57%	293,528	7,626	3.46%
Total interest-bearing deposits	686,274	21,168	4.11%	616,751	14,328	3.09%
FHLB advances and other borrowings	110,696	3,938	4.74%	121,392	4,017	4.41%
Subordinated debentures payable to trusts (4)	27,837	2,114	10.12%	27,837	1,626	7.78%

Total interest-bearing liabilities	824,807	27,220	4.40%	765,980	19,971	3.47%
Noninterest-bearing deposits	77,069			76,791
Other liabilities	23,998			19,278
Total liabilities	925,874			862,049
Equity	59,006			54,499
Total liabilities and equity	$984,880			$916,548

Net interest income; interest rate spread (5)		$18,881	2.30%		$19,110	2.68%

Net interest margin (5) (6)			2.74%			3.01%

Net interest margin, TE (7)			2.80%			3.04%

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

(5)                        Percentages for the nine months ended March 31, 2007 and March 31, 2006 have been annualized.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007 vs 2006			2007 vs 2006
	Increase	Increase		Increase
	(Decrease)	(Decrease)	Total	(Decrease)	Increase	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$962	$644	$1,606	$3,110	$2,750	$5,860
Investment securities (2)	94	186	280	228	837	1,065
FHLB stock	(4)	12	8	(10)	105	95

Total interest-earning assets	$1,052	$842	$1,894	$3,328	$3,692	$7,020

Interest-bearing liabilities:
Deposits:
Checking and money market	$92	$436	$528	$200	$1,868	$2,068
Savings	(34)	58	24	(128)	123	(5)
Certificates of deposit	558	919	1,477	1,774	3,003	4,777
Total interest-bearing deposits	616	1,413	2,029	1,846	4,994	6,840
FHLB advances and other borrowings	(146)	4	(142)	(354)	275	(79)
Subordinated debentures payable to trusts	—	(14)	(14)	—	488	488

Total interest-bearing liabilities	$470	$1,403	$1,873	$1,492	$5,757	$7,249

Net interest income increase (decrease)			$21			$(229)

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

At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. The Company’s MSRs are primarily servicing rights acquired on South Dakota Housing Development Authority first time homebuyers program.  Due to the lack of quoted markets for the Company’s servicing portfolio, the Company estimates the fair value of the MSRs using present value of future cash flow analysis.  If the analysis produces a fair value that is greater than or equal to the amortized book value of the MSRs, no impairment is recognized.  If the fair value is less than the book value, an expense for the difference is charged to earnings by initiating a MSR valuation account.  If the Company determines this impairment is temporary, any future changes in fair value are recorded as a change in earnings and the valuation.  If the Company determines the impairment to be permanent, the valuation is written off against the MSRs, which results in a new amortized balance.

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at March 31, 2007.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $4.1 million at March 31, 2007 from $3.9 million at June 30, 2006, an increase of $218,000, or 5.6%.  Nonaccruing loans and leases increased $988,000 to $2.0 million at March 31, 2007 from $1.0 million at June 30, 2006.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 0.41% at March 31, 2007 from 0.40% at June 30, 2006.

Nonaccruing loans and leases increased 95.5%, or $988,000, to $2.0 million at March 31, 2007 compared to $1.0 million at June 30, 2006.  Included in nonaccruing loans and leases at March 31, 2007 were four loans totaling $203,000 secured by one- to four-family real estate, one loan totaling $25,000 secured by commercial real estate loans, twelve loans totaling $1.2 million secured by commercial business, two leases totaling $139,000 and 41 consumer loans totaling $441,000.

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

As of March 31, 2007, the Company had $570,000 of foreclosed assets.  The balance of foreclosed assets at March 31, 2007 consisted of $163,000 of single-family collateral owned, $286,000 of equipment finance leases and $121,000 of consumer collateral owned.

At March 31, 2007, the Company had designated $19.5 million of its assets as special mention and classified $4.7 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At March 31, 2007 the Company had $22.2 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $243,000 were classified as of March 31, 2007.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the March 31, 2007 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at March 31, 2007 will be adequate in the future.

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

	Nonperforming Assets As Of
	March 31,	June 30,
	2007	2006
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$203	$371
Commercial real estate	25	—
Commercial business	1,215	341
Equipment finance leases	139	36
Consumer (1)	441	287
Agricultural	—	—
Total	2,023	1,035

Accruing loans and leases delinquent more than 90 days:
One- to four-family	224	358
Commercial real estate	—	308
Commercial business	131	814
Equipment finance leases	348	302
Consumer (1)	8	7
Agricultural	806	541
Total	1,517	2,330

Foreclosed assets: (2)
One- to four-family	163	96
Equipment finance leases	286	254
Consumer (1)	121	177
Total	570	527

Total nonperforming assets	$4,110	$3,892

Ratio of nonperforming assets to total assets	0.41%	0.40%

Ratio of nonperforming loans and leases to total loans and leases (3) (4)	0.46%	0.46%

(1)                                  Includes mobile home loans.

(2)                                  Total foreclosed assets do not include land or other real estate owned held for sale.

(3)                                  Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(4)                                  Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Nine Months Ended March 31,
	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$5,657	$5,076
Charge-offs:
One- to four-family	(12)	(1)
Commercial business	(216)	(3,290)
Equipment finance leases	(133)	(17)
Consumer (1)	(527)	(764)
Agriculture	(31)	(377)
Total charge-offs	(919)	(4,449)

Recoveries:
One- to four-family	3	1
Commercial business	—	14
Equipment finance leases	—	40
Consumer (1)	171	177
Agriculture	80	—
Total recoveries	254	232

Net (charge-offs)	(665)	(4,217)

Additions charged to operations	786	4,510

Balance at end of period	$5,778	$5,369

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.09)%	(0.61)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (2)	0.76%	0.76%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (3)	163.22%	116.44%

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

	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan and Lease Type	At March 31, 2007		At June 30, 2006
	(Dollars in Thousands)

One- to four-family	$211	$—	$193	$—
Commercial real estate	358	—	317	—
Multi-family real estate	79	—	79	—
Commercial business	2,775	—	2,563	—
Equipment finance leases	458	—	570	—
Consumer (1)	1,215	—	1,432	—
Agricultural	682	—	503	—
Total	$5,778	$—	$5,657	$—

(1) Includes mobile home loans.

Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan and Lease Type	At March 31, 2007			At June 30, 2006
	(Dollars in Thousands)			(Dollars in Thousands)
Commercial business	6	$825	—	4	$325	—
Total	6	$825	$—	4	$325	$—

The allowance for loan and lease losses was $5.8 million at March 31, 2007 as compared to $5.4 million at March 31, 2006.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.76% at March 31, 2007 compared to 0.76% at March 31, 2006.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended March 31, 2007 and March 31, 2006

General.  The Company’s net income was $1.0 million, or $0.26 for basic and $0.25 for diluted earnings per share for the three months ended March 31, 2007, a $216,000 decrease in earnings compared to $1.3 million, or $0.32 for basic and $0.31 for diluted earnings per share for the same period in the prior fiscal year.  For the three months ended March 31, 2007, the return on average equity was 6.78%, a 24.9% decrease compared to 9.03% for the same period in the prior fiscal year.  For the three months ended March 31, 2007, the return on average assets was 0.42%, a decrease of 22.2% compared to 0.54% for the same period in the prior fiscal year.  As discussed in more detail below, the decreases were due to a variety of key factors, including an increase in noninterest expense of $1.0 million offset by a decrease in provision for losses on loans of $384,000 and an increase in noninterest income of $536,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $15.4 million for the three months ended March 31, 2007 as compared to $13.5 million for the same period in the prior fiscal year, an increase of $1.9 million or 14.1%.  A $962,000 increase in interest, dividend and loan fee income was due to a 8.1% increase in the average volume of loans and leases receivable and a $644,000 increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 6.84% for the three months ended March 31, 2006 to 7.18% for the three months ended March 31, 2007.  The average yield on total interest-earning assets was 6.77% for the three months ended March 31, 2007 as compared to 6.38% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $9.0 million for the three months ended March 31, 2007 as compared to $7.1 million for the same period in the prior fiscal year, an increase of $1.9 million or 26.4%.  A $1.4 million increase in interest expense was the result of an increase in average rate paid on interest-bearing deposits from 3.35% for the three months ended March 31, 2006 to 4.20% for the three months ended March 31, 2007.  An increase of $1.4 million in interest expense was the result of an increase in the average rate paid on total interest-bearing liabilities from 3.71% for the three months ended March 31, 2006 to 4.38% for the three months ended March 31, 2007.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2007 increased $21,000, or 0.33%, to $6.4 million compared to $6.4 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to increases in the average yield on interest-earning assets and average volume of interest-earning asset offset by increases in the average rate paid on interest-bearing liabilities for the three months ended March 31, 2007 compared to the same period in the prior fiscal year.  The Company’s net interest margin was 2.82% for the three months ended March 31, 2007 as compared to 3.03% for the same period in the prior fiscal year.

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

During the three months ended March 31, 2007, the Company recorded a provision for losses on loans and leases of $34,000 compared to $418,000 for the three months ended March 31, 2006, a decrease of $384,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $2.6 million for the three months ended March 31, 2007 as compared to $2.1 million for the same period in the prior fiscal year, an increase of $536,000, or 25.8%.  The increase in noninterest income was primarily attributable to increases in loan servicing income of $407,000 and fees on deposits of $203,000 for the three months ended March 31, 2007 as compared to the same period in the prior fiscal year.

Loan servicing income increased $407,000 from $118,000 for the three months ended March 31, 2006 to $525,000 for the three months ended March 31, 2007 primarily due to an increase of $410.7 million in the balances of loans serviced by the Bank from $562.5 million at March 31, 2006 to $973.2 million at March 31, 2007.

Fees on deposits increased $203,000 for the three months ended March 31, 2007 compared to the same period in the prior fiscal year primarily due to an increase of higher activity and increased service pricing.

Noninterest Expense.  Noninterest expense was $7.5 million for the three months ended March 31, 2007 as compared to $6.4 million for the three months ended March 31, 2006, an increase of $1.0 million, or 16.3%.  The increase in noninterest expense was primarily due to increases in compensation and employee benefits of $724,000, occupancy and equipment of $101,000 and other noninterest expense of $142,000.

Compensation and employee benefits increased $724,000, or 17.9%, from $4.0 million for the three months ended March 31, 2006 to $4.8 million for the three months ended March 31, 2007.  Specific increases in employee compensation and benefits include $378,000 in net healthcare costs which reflects a higher incidence of medical claims and $257,000 in variable pay related to performance incentives.

Occupancy and equipment expense increased $101,000 for the three months ended March 31, 2007 compared to the same period in the prior fiscal year primarily due to increases in rent expense of $33,000, building and property maintenance of $31,000 and depreciation expense of  $30,000.  These increases were primarily attributable to several new branches opened one year or less and existing branch renovations.

Other noninterest expense increased $142,000 for the three months ended March 31, 2007 compared to the same period in the prior fiscal year primarily due to increases in legal expense of $87,000 and telephone expense of $47,000 offset by a decrease in community contributions for reinvestment in the communities we serve of $50,000.

Income tax expense.  The Company’s income tax expense for the three months ended March 31, 2007 increased $111,000 or 30.3% to $477,000 compared to $366,000 for the same period in the prior fiscal year.  The effective tax rate was 31.6% and 22.7% for the three months ended March 31, 2007 and 2006, respectively.

Comparison of the Nine Months Ended March 31, 2007 and March 31, 2006

General.  The Company’s net income was $4.2 million, or $1.07 for basic and $1.05 for diluted earnings per share for the nine months ended March 31, 2007, a $670,000 increase in earnings compared to $3.6 million, or $0.91 for basic and $0.89 for diluted earnings per share for the same period in the prior fiscal year.  For the nine months ended March 31, 2007, the return on average equity was 9.59%, a 9.7% increase compared to 8.74% for the same period in the prior fiscal year.  For the nine months ended March 31, 2007, the return on average assets was 0.57%, an increase of 9.6% compared to 0.52% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including a decrease in provision for losses on loans of $3.7 million offset by decreases in net interest income of $229,000 and noninterest income of $72,000 and an increase in noninterest expense of $2.3 million.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $46.1 million for the nine months ended March 31, 2007 as compared to $39.1 million for the same period in the prior fiscal year, an increase of $7.0 million or 18.0%.  A $3.1 million increase in interest, dividend and loan fee income was due to a 9.0% increase in the average volume of loans and leases receivable and a $2.8 million increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 6.64% for the nine months ended March 31, 2006 to 7.13% for the nine months ended March 31, 2007.  The average yield on total interest-earning assets was 6.70% for the nine months ended March 31, 2007 as compared to 6.15% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $27.2 million for the nine months ended March 31, 2007 as compared to $20.0 million for the same period in the prior fiscal year, an increase of $7.2 million or 36.3%.  A $5.0 million increase in interest expense was the result of an increase in average rate paid on interest-bearing deposits from 3.09% for the nine months ended March 31, 2006 to 4.11% for the nine months ended March 31, 2007.  A $488,000 increase in interest expense was the result of an increase in the average rate paid on subordinated debentures payable to trusts increasing from 7.78% for the nine months ended March 31, 2006 to 10.12% for the nine months ended March 31, 2007.  Higher interest rates and the expensing of $290,000 of unamortized debt issuance costs relating to the redemption of Trust I trust preferred securities during the fiscal second quarter ended December 31, 2006 increased the interest expense by $488,000.  An increase of $5.8 million in interest expense was the result of an increase in the average rate paid on total interest-bearing liabilities from 3.47% for the nine months ended March 31, 2006 to 4.40% for the nine months ended March 31, 2007.

Net Interest Income. The Company’s net interest income for the nine months ended March 31, 2009 decreased $229,000, or 1.2%, to $18.9 million compared to $19.1 million for the same period in the prior fiscal year.  The decrease in net interest income was due primarily to increases in the average rate paid on interest-bearing liabilities offset by increases in the average yield on interest-earning assets and average volume of interest-earning assets for the nine months ended March 31, 2007 compared to the same period in the prior fiscal year.  The Company’s net interest margin was 2.74% for the nine months ended March 31, 2007 as compared to 3.01% for the same period in the prior fiscal year.

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

During the nine months ended March 31, 2007, the Company recorded a provision for losses on loans and leases of $786,000 compared to $4.5 million for the nine months ended March 31, 2006, a decrease of $3.7 million.  The primary factor for this decrease was during the second quarter of fiscal 2006, there were additional provisions to the loan loss allowance of $3.1 million for a large impaired commercial participation loan, which was sold in December 2005.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $10.4 million for the nine months ended March 31, 2007 as compared to $10.5 million for the same period in the prior fiscal year, a decrease of $72,000, or 0.7%.  The decrease in noninterest income was primarily attributable to one-time events in the second quarter of each of fiscal 2006 and fiscal 2007.  In the second quarter of Fiscal 2007, there was a $2.8 million gain on the sale of branches.  See Note 11 of “Notes to Consolidated Financial Statements.”  In the second quarter of Fiscal 2006, there was a $3.6 million gain on a land sale.  In addition, there were increases in loan servicing income of $490,000 and fees on deposits of $365,000 for the nine months ended March 31, 2007 as compared to the same period in the prior fiscal year.

Loan servicing income increased $490,000 from $805,000 for the nine months ended March 31, 2006 to $1.3 million for the nine months ended March 31, 2007 primarily due to an increase of $410.7 million in the balances of loans serviced by the Bank from $562.5 million at March 31, 2006 to $973.2 million at March 31, 2007.

Fees on deposits increased $365,000 for the nine months ended March 31, 2007 compared to the same period in the prior fiscal year primarily due in part to increased households served and to increased service pricing during the second quarter of fiscal 2007.

Noninterest Expense.  Noninterest expense was $22.1 million for the nine months ended March 31, 2007 as compared to $19.8 million for the nine months ended March 31, 2006, an increase of $2.3 million, or 11.5%.  The increase in noninterest expense was primarily due to increases in compensation and employee benefits of $843,000, advertising of $760,000, occupancy and equipment of $388,000 and other noninterest expense of $194,000.

Compensation and employee benefits increased $843,000, or 6.7%, from $12.6 million for the nine months ended March 31, 2006 to $13.4 million for the nine months ended March 31, 2007.  Specific increases in employee compensation and benefits include $372,000 in short-term compensation variable pay and $343,000 in net healthcare costs.

Advertising expense increased $760,000, or 125.8%, from $604,000 for the nine months ended March 31, 2006 to $1.4 million for the nine months ended March 31, 2007 primarily due to several deposit product package programs.

Occupancy and equipment expense increased $388,000 for the nine months ended March 31, 2007 compared to the same period in the prior fiscal year primarily due to increases in rent expense of $161,000, depreciation expense of $106,000 and building and property maintenance of $58,000.  These increases were primarily attributable to several new branches opened one year or less and existing branch renovations.

Other noninterest expense increased $194,000 for the nine months ended March 31, 2007 compared to the same period in the prior fiscal year primarily due to increases in telephone expense of $88,000 and legal expense of $72,000.

Income tax expense.  The Company’s income tax expense for the nine months ended March 31, 2007 increased $473,000 or 28.0% to $2.2 million compared to $1.7 million for the same period in the prior fiscal year.  The effective tax rate was 33.8% and 32.1% for the nine months ended March 31, 2007 and 2006, respectively.  The increase in the effective tax rate for the quarter was the primarily the result of an increase in income before income taxes of $1.1 million compared to the same period in the prior fiscal year.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At March 31, 2007, the Bank had outstanding commitments to originate residential mortgage loans of $32.6 million and commercial business loans of $2.2 million.  In addition, the Bank had outstanding commitments to sell residential mortgage loans of $16.3 million, commercial business loans of $223,000, consumer student loans of $2.6 million and agricultural loans of $850,000.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to funding for use in liquidity management.  At March 31, 2007, the Bank had no commitments to purchase securities available for sale and no commitments to sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank currently has an unsecured line of federal funds totaling $25.0 million with a correspondent bank.  In addition, the Company has a line of credit totaling $6.0 million with a correspondent bank.  There were no funds drawn on either line of credit at March 31, 2007.  Additionally, as of March 31, 2007, the Bank had $87.8 million in out-of-market certificates of deposit.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

On March 31, 2007, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2006 could be acquired through April 30, 2007.  As of March 31, 2007, no shares of common stock had been purchased pursuant to the program.  In addition, the Company approved a new stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2007 may be acquired through April 30, 2008.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At March 31, 2007, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.27% at March 31, 2007.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 10.94% at March 31, 2007.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which supersedes EITF No. 03-1.  This FSP provides additional guidance when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted the guidance in  FSP No. FAS 115-1 as of April 1, 2006.

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

In June 2006, FASB issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect the adoption of FIN No. 48 will have on its consolidated financial statements.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which includes an amendment to SFAS No. 115.  SFAS No. 159 provides the measurement of many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not determined the effect the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

As set forth below, depending upon the volatility of the rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The converse situation can also be expected.  One approach used to quantify interest rate risk is the NPV analysis.  In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at December 31, 2006 (the most recent report available) and March 31, 2006, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or —200 basis points, measured in 100 basis point increments).  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2006 or that the Company’s primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2007 changed significantly when compared to June 30, 2006.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of December 31, 2006” and “Selected Asset and Liability Price Tables as of March 31, 2006”.  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

	December 31, 2006
Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent
Basis Points	(Dollars in thousands)

+300	$98,526	$(24,353)	(20)%
+200	107,462	(15,416)	(13)
+100	115,964	(6,914)	(6)
—	122,878	—	—
-100	124,943	2,065	2
-200	123,352	473	—

	March 31, 2006
Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent
Basis Points	(Dollars in thousands)

+300	$88,565	$(23,926)	(21)%
+200	97,225	(15,266)	(14)
+100	105,442	(7,049)	(6)
—	112,491	—	—
-100	116,496	4,005	4
-200	115,172	2,681	2

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

Item 4.  Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e), and have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under the Exchange Act.  There were no significant changes in the Company’s internal control over financial reporting during the period covered by the Quarterly Report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended March 31, 2007.

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
January 1 - 31, 2007	0	$0.00	0	394,035
February 1 - 28, 2007	0	$0.00	0	394,035
March 1 - 31, 2007	0	$0.00	0	394,035

3rd Quarter Total	0	$0.00	0

The Company currently has in effect a stock buyback program, which was publicly announced on April 24, 2006 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2006, which equals 394,035 shares, may be acquired through April 30, 2007.  As of March 31, 2007, no shares of common stock have been purchased pursuant to the program.

The Company approved a new stock buyback program effective as of May 1, 2007, which was publicly announced on April 30, 2007, in which up to 10% of the common stock of the Company outstanding on May 1, 2007, which equals 399,141 shares, may be acquired through April 30, 2008.

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

HF FINANCIAL GROUP

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.

(Registrant)

Date:	May 11, 2007		By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2007	By:	/s/ Darrel L. Posegate
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