Form 10-K
period 2007-06-30
HF FINANCIAL CORP
filed 2007-09-28
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

Commission File Number 0-19972

HF FINANCIAL CORP.

Incorporated in	I.R.S. Employer
the State of Delaware	Identification No. 46-0418532

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

YES ☐   NO ☒

As of September 24, 2007, there were 3,964,542 issued and outstanding shares of the registrant’s common stock.

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such common equity as of December 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $68.7 million. (The exclusion from such amount of the market value of the common equity owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Annual Report on Form 10-K—Portions of the Proxy Statement for 2007 Annual Meeting of Stockholders.

Annual Report on Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) and other reports issued by HF Financial Corp. (the “Company”), including reports filed with the Securities and Exchange Commission (the “SEC”), contain “forward-looking statements” that deal with future results, expectations, plans and performance. In addition, the Company’s management may make forward-looking statements orally to the media, securities analysts, investors or others. These forward-looking statements might include one or more of the following:

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

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements.

References in this Form 10-K to “we,” “our,” “us” and other similar references are to the Company, unless otherwise expressly stated or the context requires otherwise.

PART I

Item 1.                        Business

This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II,

Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are “banking”

(including leasing activities) and “other.” The “banking” segment is conducted through the Bank and Mid America Capital Services, Inc. (“Mid America Capital”) and the “other” segment is composed of smaller nonreportable segments, the Company and inter-segment eliminations. For financial information by segment see Note 1 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Subsidiary Activities

In addition to the Bank, the Company had six other wholly-owned subsidiaries as of June 30, 2007: HF Financial Group, Inc. (“HF Group”), HF Financial Capital Trust II (“Trust II”), HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”), HF Financial Capital Trust V (“Trust V”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”).

In August 2002, the Company formed HF Group, a South Dakota corporation, to market software to facilitate employee benefits administration, payroll processing and management and governmental reporting. HF Group has an approved line of credit with the Company of $100,000, with no funds advanced as of June 30, 2007. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

In July 2002, the Company formed Trust II, a Delaware corporation, for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust II.

In December 2002, the Company formed Trust III, a Delaware corporation, for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust III.

In September 2003, the Company formed Trust IV, a Delaware corporation, for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust IV.

In December 2006, the Company formed Trust V, a Delaware corporation, for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust V.

The Mortgage Corp., a South Dakota corporation, was previously engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market. The Mortgage Corp. had no activity during fiscal 2007.

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

Hometown, a South Dakota corporation, provides financial and insurance products to customers of the Bank and members of the general public in the Bank’s market area. Insurance products offered by Hometown primarily include annuities and life insurance products. On August 8, 2003, the Company sold the property and casualty insurance book of business of Hometown to a third party for total proceeds of

$375,000. The sales agreement included a “covenant not to compete” clause, prohibiting Hometown from directly or indirectly selling property or casualty insurance for three years in the state of South Dakota. This covenant expired as of August 8, 2006. The transaction was effective as of July 31, 2003 and had an immaterial impact on the Company’s financial position and results of operations. Hometown obtains its funding via a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. As of June 30, 2007, the Bank had advanced no funds on an approved line of credit of $100,000. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

Mid America Capital, a South Dakota corporation, specializes in equipment finance leasing. Mid America Capital obtains its funding through a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. As of June 30, 2007, Mid America Capital had advanced $18.2 million on an approved line of credit of $35.0 million with the Bank. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

HFSC, a Delaware corporation, existed for the sole purpose of buying motor vehicle installment loans from the Bank to be securitized. HFSC had no activity during fiscal 2007. See “Consumer Lending—Other Consumer Lending” and “Off-Balance Sheet Financing Arrangements” of this Form 10-K for more information on the automobile securitization.

Mid-America, a South Dakota corporation, in the past provided residential appraisal services to the Bank and other lenders in the Bank’s market. Mid-America had no activity during fiscal 2007.

PMD, a South Dakota corporation, in the past was engaged in the business of buying, selling and managing repossessed real estate properties. PMD had no activity during fiscal 2007.

Market Area

Based on total assets at June 30, 2007, the Bank is the largest savings association headquartered in South Dakota. The Bank has a total of 33 banking centers in its market area and one internet branch located at www.homefederal.com. The Bank’s primary market area includes communities located in eastern and central South Dakota, including the cities of Sioux Falls, Brandon, Pierre, Freeman, Dell Rapids, Hartford, Canton, Parker, Lennox, Mitchell, Aberdeen, Brookings, Dakota Dunes, Colman, Crooks, Watertown, Yankton and Harrisburg. The Bank also has a branch in Marshall, Minnesota, which serves customers located in southwestern Minnesota, and its banking center located in Dakota Dunes, South Dakota which serves customers located in northwestern Iowa. The Bank’s primary market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms. The internet branch allows access to customers beyond traditional geographical areas.

Mid America Capital provides services to customers primarily in a five-state area in the upper Midwest, but originations can and have expanded nationwide based on relationships developed with existing Bank customers and other vendor relationships.

HF Group provided services to customers in the three-state region of South Dakota, Minnesota and Iowa.

Lending Activities

The Bank originates a variety of loans including business banking loans, including commercial and agricultural loans; mortgage lending, including one- to four-family residential mortgages; and consumer loans, including loans for automobile purchases, home equity and home improvement loans and student loans.

Business Banking

Commercial Business Lending.   In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates adjustable- and fixed-rate commercial loans. Interest rates on commercial business loans adjust or float with a designated national index plus a specified margin. The Bank’s commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment and business expansion within the Bank’s market area. The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration (“SBA”) of which a portion of such loans are also guaranteed in part by the SBA. The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans. In the future, the Bank anticipates continued expansion and emphasis of its commercial business lending, subject to market conditions and the Home Owners’ Loan Act (“HOLA”) restrictions. See “Regulation—Business Activities” below for HOLA restrictions.

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

Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan. The sale of participation interests in a loan are necessitated by the amount of the loan or the limitation of loans-to-one borrower. See “Regulation—Loans-to-One Borrower” for a discussion of the loans-to-one borrower regulations. In return for servicing these loans for the participants, the Bank generally receives a fee of 0.25% to 0.38%. Also, income is received at loan closing from loan fees and discount points. Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by appraisers approved pursuant to the Bank’s appraisal policy.

The HOLA includes a provision that limits the Bank’s non-residential real estate lending to no more than four times its total capital. This maximum limitation, which at June 30, 2007 was $345.0 million, has not materially limited the Bank’s lending practices.

Under HOLA, the maximum amount which the Bank may lend to any one borrower is 15.00% of the Bank’s unimpaired capital and surplus or $13.1 million at June 30, 2007. Loans in an amount equal to an additional 10.00% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. The Bank may request a waiver from the OTS to exceed the 15.00% loans-to-one borrower limitation on a case-by-case basis. See “Regulation—Loans-to-One Borrower” for more information and a discussion of the loans-to-one borrower regulations.

Construction and Development Lending.   The Bank makes construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers, for the construction of one- to four-family residences and condominiums and the development of one- to four-family lots in the Bank’s primary market area.

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

Agricultural Loans.   In order to serve the needs of the local agricultural community and improve the interest rate sensitivity and yield of its assets, the Bank originates agricultural loans through its agricultural division. The agricultural division offers loans to its customers such as: (1) operating loans which are used to fund operating expenses, which typically have a one year term and are indexed to the national prime rate; (2) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (3) agricultural farmland term loans which are used to fund land purchases or refinances; (4) specialized livestock loans to fund facilities and equipment for confinement enterprises; and (5) loans to fund ethanol plant development. Agriculture real estate loans typically will have personal guarantees of the borrowers, a first lien on the real estate, interest rates adjustable to the national prime rate or Treasury Note rates, and annual, quarterly or monthly payments. Operating and term loans are secured by farm chattels (crops, livestock, machinery, etc.), which are the operating assets of the borrower. The Bank also originates agricultural loans directly and through programs sponsored by the Farmers Service Agency (“FSA”) of which a portion of such loans are also guaranteed in part by the FSA.

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

The Bank also offers a 30-year balloon loan, which is sold on the secondary market and has a fixed-rate for the first seven years of the loan. At the end of the seven-year period, the loan converts to a 23-year fixed-rate loan at the then current market rate provided that the borrower qualifies at the new rate. If the borrower fails to qualify at the new rate, the loan becomes payable in full.

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

The Bank also originates fixed-rate one- to four-family residential mortgage loans through the South Dakota Housing Development Authority (“SDHDA”) program. These loans generally have terms not to exceed 30 years and are insured by the Federal Housing Administration (“FHA”), Veterans Administration (“VA”), Rural Development or private mortgage insurance. The Bank receives an origination fee of 1.00% of the loan amount from the borrower and a servicing fee of generally 0.38% from the SDHDA for these services. The Bank is the largest servicer of loans for the SDHDA. At June 30, 2007, the Bank serviced $868.0 million of mortgage loans for the SDHDA. See Note 5 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Form 10-K for information on loan servicing.

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

In February 2005, the Bank introduced QuickClick™ Online Mortgage Solutions, a service that allows customers to check rates, research loan options and complete mortgage applications via the Bank’s website. This service is currently available to branch locations in South Dakota and Minnesota.

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

The Bank purchases automobile conditional sales contracts from selected dealers within its market area, as well as originating automobile loans directly. The growth in indirect lending has provided securitization opportunities in the capital markets. On January 31, 2003, the Bank sold approximately $40.1 million principal of indirect and $9.9 million principal of direct automobile receivables in a securitization transaction. The proceeds were used in part to continue to service the demand of the Bank’s dealer network. The Bank had the option to execute a cleanup call when the total outstanding balance was at 10.0% or less of the original pool balance, or $5.0 million. On November 9, 2005, the Bank exercised its option to execute the cleanup call by purchasing the outstanding principal balances of the securitized motor vehicle installment loans.

Loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 100.00% or less of the appraised or assessed value of the property securing the loan and generally have maximum terms that do not exceed 10 to 15 years.

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

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Repayment is based on the municipality’s ability to levy and collect taxes. Assuming the municipality has a bond rating, that bond rating, together with audited financial statements, are the basis for the lease. On larger leases, bond ratings and financial statements will be reviewed annually.

Loan and Lease Portfolio Composition.   The following table sets forth information concerning the composition of the Company’s loan and lease portfolio from continuing operations in dollar amounts and in percentages (before deductions for the undisbursed portion of loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

	At June 30,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
One- to four-family(1)	$125,525	15.97%	$108,342	14.57%	$106,832	15.46%	$104,492	15.80%	$100,065	16.18%
Multi-family	34,126	4.34	34,161	4.59	34,241	4.95	42,721	6.46	49,364	7.98
Commercial real estate and business(2)	281,357	35.79	248,060	33.35	223,812	32.39	213,696	32.32	206,975	33.46
Agricultural real estate	48,030	6.11	31,484	4.23	23,954	3.47	20,449	3.09	18,002	2.91
Construction and development	18,674	2.38	33,596	4.52	15,454	2.24	15,044	2.28	9,083	1.47
Equipment finance leases(2)	22,267	2.83	29,343	3.95	33,090	4.79	26,942	4.07	23,016	3.72
Agricultural business	69,608	8.86	57,985	7.80	50,088	7.25	42,953	6.50	40,109	6.48
Consumer Loans:
Automobile	98,238	12.50	106,900	14.37	108,621	15.72	101,669	15.38	74,066	11.98
Deposit account	1,772	0.23	1,553	0.21	1,253	0.18	1,489	0.22	1,463	0.24
Student(3)	263	0.03	420	0.06	400	0.06	324	0.05	7,745	1.25
Junior liens on mortgages	79,113	10.06	84,898	11.42	87,243	12.63	85,684	12.96	81,064	13.11
Other(4)	7,079	0.90	6,932	0.93	5,968	0.86	5,748	0.87	7,503	1.22
Total consumer loans	186,465	23.72	200,703	26.99	203,485	29.45	194,914	29.48	171,841	27.80
Total gross loans and leases	$786,052	100.00%	$743,674	100.00%	$690,956	100.00%	$661,211	100.00%	$618,455	100.00%

Less:
Undisbursed portion of loans in process	(10,387)		(9,674)		(6,350)		(7,338)		(3,576)
Deferred fees and discounts	582		883		1,289		1,029		364
Allowance for losses	(5,872)		(5,657)		(5,076)		(3,605)		(3,842)
Total loans and leases receivable, net	$770,375		$729,226		$680,819		$651,297		$611,401

(1)          Includes one- to four-family loans held for sale.

(2)          Includes tax-exempt loans and leases.

(3)          Includes mobile home loans.

(4)          Includes student loans held for sale.

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

	At June 30,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Fixed-Rate Loans and Leases:
One- to four-family(1)	$ 89,086	11.33%	$ 70,341	9.46%	$ 65,605	9.49%	$ 70,895	10.72%	$ 72,472	11.72%
Multi-family, commercial & construction	121,046	15.40	115,939	15.59	70,121	10.14	70,696	10.69	65,070	10.52
Agricultural real estate	13,591	1.73	9,495	1.28	4,096	0.59	2,609	0.39	4,760	0.77
Consumer(3)	146,686	18.66	151,354	20.35	141,942	20.54	133,012	20.12	110,037	17.79
Agricultural business	14,007	1.78	6,673	0.90	6,759	0.98	3,905	0.59	5,285	0.85
Equipment finance leases(2)	22,267	2.83	29,343	3.95	33,090	4.79	26,942	4.07	23,016	3.72
Total fixed-rate loans and leases	406,683	51.73	383,145	51.53	321,613	46.53	308,059	46.58	280,640	45.37
Adjustable-Rate Loans:
One- to four-family(1)	36,439	4.64%	38,001	5.11%	41,227	5.97%	33,597	5.08%	27,593	4.46%
Multi-family, commercial & construction	213,111	27.12	199,878	26.87	203,386	29.44	200,765	30.36	200,352	32.40
Agricultural real estate	34,439	4.38	47,770	6.42	19,858	2.87	17,840	2.70	13,242	2.14
Consumer(3)(4)	39,779	5.06	49,349	6.64	61,543	8.92	61,902	9.37	61,804	10.00
Agricultural business	55,601	7.07	25,531	3.43	43,329	6.27	39,048	5.91	34,824	5.63
Total adjustable-rate loans	379,369	48.27	360,529	48.47	369,343	53.47	353,152	53.42	337,815	54.63
Total loans and leases	786,052	100.00%	743,674	100.00%	690,956	100.00%	661,211	100.00%	618,455	100.00%

Less:
Undisbursed portion of loans in process	(10,387)		(9,674)		(6,350)		(7,338)		(3,576)
Deferred fees and discounts	582		883		1,289		1,029		364
Allowance for loan and lease losses	(5,872)		(5,657)		(5,076)		(3,605)		(3,842)
Total loans and leases receivable, net	$ 770,375		$ 729,226		$ 680,819		$ 651,297		$ 611,401

(1)           Includes one- to four-family loans held for sale.

(2)           Includes tax-exempt loans and leases.

(3)           Includes mobile home loans.

(4)           Includes student loans held for sale.

The following schedule illustrates the scheduled principal contractual repayments of the Company’s loan and lease portfolio at June 30, 2007. Mortgages which have adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four-	Multi-			Construction &		Commercial
	Family(1)	Family	Commerical	Agricultural	Development	Consumer(2)	Business(3)	Agricultural	Total
	(Dollars in Thousands)
Due in 1 year or less	$4,411	$2,334	$34,541	$10,040	$7,092	$49,478	$79,053	$55,723	$242,672
After 1 to 5 years	30,800	11,946	49,723	10,589	521	118,824	30,265	10,887	263,555
Greater than 5 years	90,314	19,846	96,857	27,401	11,061	18,163	13,185	2,998	279,825
Total	$125,525	$34,126	$181,121	$48,030	$18,674	$186,465	$122,503	$69,608	$786,052

(1)                Includes one- to four-family loans held for sale.

(2)                Includes demand loans, loans having no stated maturity, student loans held for sale and overdraft loans.

(3)                Includes equipment finance leases and tax-exempt leases.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and decrease when rates on existing mortgages are substantially higher than current mortgage loan rates. The Company’s 2006 Annual Report on Form 10-K schedule for payments due within 1 year or less totaled $197.2 million.

The following table sets forth the composition of the Company’s deferred fees and discounts on loans as of the dates indicated.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
One-to four-family	$(691)	$(616)	$(576)	$(561)	$(510)
Multi-family, commercial real estate & construction	(276)	(348)	(278)	(334)	(407)
Consumer	103	113	122	113	65
Agricultural	(44)	(32)	(32)	(32)	(16)
Equipment finance leases	40	63	80	77	54
Commercial business	14	5	(15)	(125)	(164)
Dealer reserve	1,436	1,698	1,988	1,891	1,342
Total deferred fees and discounts	$582	$883	$1,289	$1,029	$364

Deferred fees and discounts on loans and leases have trended to a lesser net deferred cost position. In fiscal 2007, the net deferred fees and discounts on loans and leases decreased by $301,000. This decrease was primarily due to a $262,000 decrease in dealer reserve, as a result of lower dollar volume of originated indirect automobile loans.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification in accordance with applicable regulations. On the basis of management’s monthly review of its assets, at June 30, 2007, the Company had designated $21.0 million of its assets as special mention and $5.4 million of its assets as classified. Other potential problem loans are included in criticized and classified assets. See “Asset Quality” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for further discussion.

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

At June 30, 2007, the Company’s investments in mortgage-backed securities totaled $93.9 million, or 9.37% of its total assets. As of such date, the Bank also had a $5.1 million investment in the stock of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”) in order to satisfy the FHLB of Des Moines’ requirement for membership.

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table.

	At June 30, 2007
									Total Investment
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Securities
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value
	(Dollars in Thousands)
U.S. government agencies & corporations	$ 1,000	5.00%	$ 8,591	4.80%	$ 2,501	5.85%	—	—	$ 12,092	$ 12,011
Federal Home Loan Bank	—	—	16,496	4.91	937	5.50	—	—	17,433	17,323
Municipal bonds	285	2.54	1,350	3.52	3,177	3.91	3,276	3.96	8,088	7,905
Preferred term securities	—	—	—	—	—	—	11,018	6.94	11,018	10,908
Mortgage-backed securities	—	—	—	—	30,342	5.16	65,315	5.30	95,657	93,853
Total investment securities	$ 1,285		$ 26,437		$ 36,957		$ 79,609		$ 144,288	$ 142,000

The effective maturities for the Bank’s mortgage-backed securities is much shorter due to the combination of prepayments and the variable nature of $42.7 million of mortgage-backed securities. The variable or hybrid (fixed for a period of time and then variable thereafter) structure gives the Bank flexibility in risk management of the balance sheet.

The Company’s investment securities portfolio did not contain non-investment grade bonds (i.e., “junk bonds”) or other corporate debt securities.

The Bank’s investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Bank’s officers within specified limits and approved in advance by the Board of Directors for transactions over these limits. At the present time, the Bank does not have any investments that are held for trading purposes. At June 30, 2007, the Company had $142.2 million of securities available for sale, including mortgage-backed securities of $93.9 million. See Note 3 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further information on the Company’s investment portfolio.

Sources of Funds

General.   The Company’s primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, mortgage-backed securities and callable agency securities. Secondary sources include sales of mortgage loans, sales and/or maturities of securities, out-of-market deposits and short-term investments.

Borrowings of the Bank are primarily from the FHLB of Des Moines, and may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities. The Bank has established collateral at the Federal Reserve Bank (“FRB”) as a contingent source of funding. See Note 8 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further detail of the Company’s borrowings.

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

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its savings, money market, and checking accounts are stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of the dates indicated.

	At June 30,
	2007		2006		2005
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$86,679	10.62%	$84,757	11.02%	$85,705	12.58%
Interest bearing accounts weighted average rates of 1.97%, 0.95% and 0.52% at June 30, 2007, 2006 and 2005	87,030	10.67	54,862	7.14	50,120	7.36
Savings accounts weighted average rates of 3.26%, 3.40% and 1.93% at June 30, 2007, 2006 and 2005	66,235	8.12	76,695	9.97	63,235	9.28
Money market accounts(1) weighted average rates of 3.84%, 3.89% and 2.80% at June 30, 2007, 2006 and 2005	212,546	26.05	232,471	30.23	209,116	30.7
Total transaction accounts	452,490	55.46	448,785	58.36	408,176	59.92
In-Market Certificates of Deposit:
0.00 - 3.99%	45,387	5.56	124,302	16.16	216,461	31.78
4.00 - 4.99%	78,457	9.62	104,320	13.57	19,356	2.84
5.00 - 5.99%	167,710	20.56	34,135	4.44	7,322	1.07
6.00 - 6.99%	304	0.04	7	0.00	1,605	0.24
7.00 - 7.99%	—	—	—	—	—	—
Total in-market certificates of deposit	291,858	35.78	262,764	34.17	244,744	35.93
Out-of-market certificates of deposit weighted average rate of 5.10%, 4.69% and 3.09% at June 30, 2007, 2006 and 2005	71,516	8.76	57,453	7.47	28,296	4.15
Total certificates of deposit	363,374	44.54	320,217	41.64	273,040	40.08
Total deposits	$815,864	100.00%	$769,002	100.00%	$681,216	100.00%

(1)          Includes out-of-market money market accounts in the amount of $1.9 million at June 30, 2005.

There were no out-of-market money market accounts at June 30, 2007 and 2006, respectively.

The following table sets forth the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of June 30, 2007.

	Maturity
	3 Months	3 to 6	6 to 12	Over
	or Less	Months	Months	12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000(1)	$48,623	$39,044	$65,468	$35,795	$188,930
Certificates of deposit of $100,000 or more	18,254	12,755	21,993	7,866	60,868
Out-of-market certificates of deposit(2)	61,133	10,185	99	99	71,516
Public funds(3)(4)	23,900	15,838	1,880	442	42,060
Total certificates of deposit	$151,910	$77,822	$89,440	$44,202	$363,374

(1)          Includes funds from the Certificate of Deposit Account Registry Service (“CDARS”) certificate of deposit program of $10.2 million.

(2)          Includes certificates of deposit of $100,000 or greater of $65.6 million.

(3)          Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)          Includes certificates of deposit of $100,000 or greater of $39.8 million.

The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 7 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. Deposits at June 30, 2007 and 2006 included $73.3 million and $68.9 million, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

Borrowings.   Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

The Bank’s borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgable loans, including but not limited to, its mortgage related loans, mortgage-backed securities and U.S. Government and other agency securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2007, the Bank’s FHLB advances totaled $68.5 million, representing 7.3% of total Company liabilities. See Note 8 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further detail of the Company’s borrowings.

The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings at the dates indicated.

	Years Ended June 30,
	2007	2006	2005
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$131,975	$152,369	$140,590
Other borrowings	100	700	760
Average Balance:
FHLB and FRB advances	$106,150	$119,408	$110,398
Other borrowings	2	287	934

The following table sets forth certain information as to the Bank’s FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2007	2006	2005
	(Dollars in Thousands)
FHLB and FRB advances	$68,500	$91,620	$118,959
Other borrowings	100	—	705
Total borrowings	$68,600	$91,620	$119,664
Weighted average interest rate of FHLB and FRB advances	4.78%	4.51%	4.13%

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

Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to the Bank. The Bank competes with these institutions both in attracting deposits and in making loans. The Bank competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and convenient branch locations with inter-branch deposit and withdrawal privileges at each. The Bank competes for loans on the basis of quality of service, interest rates, loan fees and loan type. In addition, the Bank must attract its customer base from other existing financial institutions and from new residents. In new markets that the Bank may enter, the Bank will also compete against well-established community banks that have developed relationships within the community.

Employees

At June 30, 2007, the Bank had a total of 315 full-time equivalent employees (“FTEs”) including 5 FTEs of the Bank’s subsidiary corporations. The Bank’s employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.

Regulation

General.   The Bank is a federally chartered thrift institution, the deposits of which are federally insured by the DIF. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations, by its primary federal regulator, the OTS, and by its deposit insurer, the FDIC. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board. As the unitary thrift holding company of the Bank, the Company is also subject to federal regulation and oversight by the OTS. The purpose of the regulation of the Company, like other depository institution holding companies, is to protect subsidiary institutions where deposits are federally insured.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this Form 10-K. The following discussion is intended to be a summary of the material statutes, regulations and policies applicable to savings associations and their holding companies, and it does not purport to be a complete discussion of all such statutes, regulations and policies.

Regulation of Federal Savings Associations.   The OTS has extensive authority over the operations of federal savings associations, such as the Bank. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings association can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders.

The Bank is required to file periodic reports with the OTS and is subject to periodic examinations primarily by the OTS and to a lesser extent by the FDIC. The last examination of the Bank by the OTS concluded on March 28, 2007.

Assessments.   The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed by totaling three components: the Bank’s total assets, supervisory condition, and complexity of operations. The Bank’s OTS assessment (standard assessment) for the fiscal year ended June 30, 2007, was approximately $214,638.

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

An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

•       an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized;” and

•       the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are “significantly” or “critically undercapitalized” are subject to a wider range of regulatory requirements and restrictions. Under the OTS regulations, generally, a federally chartered savings bank is treated as “well-capitalized” if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.

At June 30, 2007, the Bank met the criteria for being considered “well-capitalized.”

Business Activities.   The activities of federal savings banks are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, many types of lending authority for federal savings associations are limited to a specified percentage of the institution’s capital or assets.

Loan and Investment Powers.   The Bank derives its lending and investment powers from the HOLA, and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400.00% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20.00% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10.00% of assets being limited to small business loans; (d) a limit of 35.00% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, with amounts in excess of 30.00% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (e) a limit of 5.00% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5.00% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In addition, the HOLA and the OTS regulations provide that a federal savings association may invest up to 10.00% of its assets in tangible personal property for leasing purposes. At June 30, 2007, the Bank met the 10.00% leasing limitation with 2.23% of total Bank assets. Such general leases, however, do not have to be aggregated with the institution’s loans for purposes of the HOLA’s investment and lending limitations. At June 30, 2007, the Bank met the 20.00% limitation with 15.31% of total Bank assets.

Loans-To-One Borrower.   Under the HOLA, the Bank is generally subject to the same limits on loans-to-one borrower as are imposed on national banks. With specified exceptions, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15.00% of the association’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10.00% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2007, the Bank’s lending limit under this restriction was $13.1 million.

Insurance of Accounts and Regulation by the FDIC.   The Bank is a member of, and pays deposit insurance assessments to, the DIF, which is administered by the FDIC. Savings deposits are generally insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC and such insurance is backed by the full faith and credit of the United States Government. Effective April 1, 2006, through the Federal Deposit Insurance Reform Act of 2005, the maximum insurance coverage for self-directed retirement plan deposits only, increased from $100,000 to $250,000. All other deposit coverage remains at $100,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

The DIF was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Deposit Insurance Fund Act”). In addition to merging the insurance funds, the Deposit Insurance Fund Act established a statutory minimum and maximum designated reserve ratio for the DIF and granted the FDIC greater flexibility in establishing the required reserve ratio. In its regulations implementing the Deposit Insurance Fund Act, the FDIC has set the current annual designated reserve ratio for the DIF at 1.25%.

In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the DIF. Under the assessment system, the FDIC assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates currently range from 0.00% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The FDIC is authorized to raise the assessment rates as necessary to maintain the DIF. The Bank’s assessment rate at June 30, 2007 was 5.63%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

The Federal Deposit Insurance Reform Act of 2005 allows “eligible insured depository institutions” to share a one-time assessment credit pool of approximately $4.7 billion. To be eligible, an institution must have been in existence on December 31, 1996 and have paid a deposit insurance assessment prior to that date, or be a “successor” to such an institution. The Bank’s assessment credit is $660,270, which will be applied to reduce future deposit insurance assessments.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established in 1987 to recapitalize the predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019.

The Bank’s assessment rate for the fiscal year ending June 30, 2007, ranged from 0.00 to 5.63 basis points and the premium paid for this period was $93,000, all of which was paid towards the FICO bonds. The FDIC has authority to increase insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

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

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank’s risk profile. At June 30, 2007, the Bank exceeded each of its capital requirements as shown in the following table:

		Percent of
		Applicable
	Amount(2)	Assets(1)
	(Dollars in Thousands)
GAAP Capital	$86,273	8.61%
Tier 1 (core) capital	$82,824	8.31%
Required	39,887	4.00
Excess over requirement	$42,937	4.31%
Risk-based capital	$88,252	11.05%
Required	63,919	8.00
Excess over requirement	$24,333	3.05%

(1)          Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk based capital figures are determined as a percentage of risk-weighted assets.

(2)          The Bank’s investment in its subsidiaries is included for purposes of calculating regulatory capital.

The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, concentration of risk and the risks of non-traditional activities. The OTS monitors the interest rate risk of individual institutions through the OTS requirements for interest rate risk management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of interest rate risk and the responsibility of boards of directors in that area.

The OTS continues to monitor the interest rate risk of individual institutions through analysis of the change in net portfolio value (“NPV”). NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by savings banks. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

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

During the fiscal year ended June 30, 2007, the Bank paid cash dividends to the Company totaling $3.0 million.

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

Community Reinvestment.   Under the Community Reinvestment Act (the “CRA”), as implemented by the OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings association, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an “Outstanding” CRA rating in the OTS evaluation, which was completed on June 14, 2005.

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

At June 30, 2007, the Bank held 65.77% of its portfolio assets in qualified thrift investments and had more than 65.00% of its portfolio assets in qualified thrift investments for 10 of the 12 months during the fiscal year ended June 30, 2007, and thus qualified under the QTL test. The Bank has met the QTL test since its inception.

A savings bank that fails the QTL test and is unable to demonstrate a reasonable likelihood of meeting it in the future may be required to convert to a bank charter and will generally be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank. In addition, if the institution does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and may have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible.

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

Nontraditional Mortgage Products.   The federal banking agencies recently published final guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. No portion of the Bank’s adjustable rate residential mortgage loans consist of interest-only or payment option mortgage loans.

Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance required increased scrutiny for alternative mortgage products. Institutions that originate or service alternative mortgages should have (a) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (b) prudent lending policies and underwriting standards that address a borrower’s repayment capacity; and (c) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features that compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application.

The Bank is required to comply with the guidance as it is interpreted and applied by the OTS.

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

Protection of Customer Information.   In addition to certain state laws governing protection of customer information, the Bank is subject to federal regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Federal guidelines also impose certain customer disclosures and other actions in the event of unauthorized access to customer information.

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

The Bank, through its trust department, acts as trustee, personal representative, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of June 30, 2007, the trust department of the Bank maintained approximately $126.4 million in assets under management.

Federal Reserve System.   Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements. FRB regulations generally require that reserves of 3.00% must be maintained against aggregate transaction account balances over $8.5 million and up to $45.8 million. Transaction account balances over $45.8 million are subject to a reserve requirement of $1.119 million plus 10% of the amount over $45.8 million. The Bank is in compliance with these reserve requirements at June 30, 2007. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a FRB, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets to the extent that the requirement exceeds vault cash.

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

At June 30, 2007, the Bank had $5.1 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock, subject to approval by the FHLB. For the fiscal year ended June 30, 2007, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $321,000, which constitutes a $139,000 increase in the amount of dividends received in fiscal 2006.

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

The Sarbanes-Oxley Act’s principal legislation and the derivative rulemaking promulgated by the SEC include:

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

“Grandfathered” Savings and Loan Holding Company Status.   Because the Company acquired the Bank prior to May 4, 1999, the Company is a “grandfathered” unitary savings and loan holding company under the Gramm-Leach-Bliley Act. As such, the Company has restrictions on its business activities, provided the Bank continues to be a “qualified thrift lender.” If, however, the Company is acquired by a non-financial company, or if it acquires another savings association subsidiary (and becomes a multiple savings and loan holding company), the Company will terminate its “grandfathered” unitary savings and loan holding company status, and become subject to certain additional limitations on the types of business activities in which the Company could engage. All “non-grandfathered” unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the Gramm-Leach-Bliley Act.

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

Federal and State Taxation

The Company and its direct and indirect subsidiaries file a consolidated federal income tax return on a fiscal year basis. In addition, each of Trust II, Trust III, Trust IV, and Trust V are required to file individual trust returns on a calendar year basis.

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

To the extent earnings appropriated to a savings association’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2007, the Bank’s Excess for tax purposes totaled approximately $4.8 million.

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

Delaware Taxation.   As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware, which is made in quarterly payments.

Taxation in Other States.   Mid America Capital is required to file state income tax returns in those states which lessees have operations. The total taxes paid in the year ended June 30, 2007 were not material to the operation of the Company.

Executive Officers of the Company

Information regarding the executive officers of the Company and the Bank is set forth below.

Curtis L. Hage—Mr. Hage, age 61, is Chairman, President and Chief Executive Officer of the Company. He was elected to the position of Chairman of the Board of Directors of the Company in September 1996 and has held the positions of President and Chief Executive Officer since February 1991. Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986. Since joining the Bank in 1968, he served in various capacities prior to being elected Executive Vice President. Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

Darrel L. Posegate—Mr. Posegate, age 49, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since January 2002. He has served as Executive Vice President, Chief Financial Officer and Treasurer of the Bank from January 2002 until October 2006 at which time he was elected to the position of President of the Bank. Prior to such time, he was employed as Chief Financial Officer for West Des Moines State Bank, Des Moines, Iowa, a state banking institution, from 1998 until joining the Bank. Prior to that time, he was employed in senior leadership roles for community banking organizations in Iowa from 1983 to 1998. Mr. Posegate received his B.A. degree from Luther College, Decorah, Iowa, and is a Certified Public Accountant.

David A. Brown—Mr. Brown, age 45, has served as the Senior Vice President/Business Banking of the Bank since November 1999. Prior to joining the Bank, Mr. Brown served as Vice President/Manager Commercial Banking of Firstar Bank, Sioux City, Iowa, a national banking institution, a position he held since December 1998. Mr. Brown received his M.B.A. and a B.S. in Business Administration from the University of South Dakota.

Mary F. Hitzemann—Ms. Hitzemann, age 54, has served as the Senior Vice President/Human Resources of the Bank since October 1993. Ms. Hitzemann joined the Bank in January 1993. Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992. Ms. Hitzemann received her B.A. degree from Augustana College.

Brent R. Olthoff—Mr. Olthoff, age 36, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Bank since April 2007. Mr. Olthoff joined the Bank in July 2001, and was promoted to Vice President/Finance in July 2004. Prior to serving in his current role, Mr. Olthoff was employed by FTN Financial, a capital markets firm in Memphis, Tennessee, where he was Vice President/Asset Strategies from February 2006 to April 2007. Mr. Olthoff received his B.B.A degree in Finance from Iowa State University.

Mark S. Sivertson—Mr. Sivertson, age 49, has served as the Senior Vice President/Trust Officer of the Bank since July 1996. He joined the Bank in February 1995 as Vice President/Trust Officer. Prior to joining the Bank, Mr. Sivertson was Vice President and Trust Officer in charge of the Investment Management and Trust Department at Western Bank. He holds a law degree from the University of North Dakota and his Certified Trust Financial Advisor designation from the American Bankers Association.

Natalie A. Solberg—Ms. Solberg, age 44, has served as the Senior Vice President/Service & Support of the Bank since October 2002. She joined the Bank in February 1994 as manager of the phone banking center and was promoted to Vice President/In-Touch Banking in October 1995. Prior to joining the Bank, she was employed by the Bank of New York from October 1989 to October 1993. Ms. Solberg received her B.S. from Northern State University.

Michael Westberg—Mr. Westberg, age 40, has served as the Senior Vice President/Service & Support of the Bank since July 2006. Mr. Westberg joined the Bank in February 1996 as a branch manager. Prior to joining the Bank, he was employed with First Savings Bank, Beresford (South Dakota) from 1992 to 1996;

and The Associates, Dallas, Texas, from 1989 to 1992. Mr. Westberg attended Illinois State University majoring in business.

Cheri L. Wolfe—Ms. Wolfe, age 49, has served as the Vice President/Senior Controller and Principal Accounting Officer since May 2007. Ms. Wolfe joined the Bank in December 1999 as Vice President/General Auditor. Prior to that time, she served as the Controller for The Summit Group, Inc. from 1996 to 1999 and as a Finance Officer for First Premier Bank, NA from 1995 to 1996. Ms. Wolfe received her B.A. degree from Augustana College and is a Certified Public Accountant and Certified Financial Services Auditor.

Item 1A.                Risk Factors

The following are certain material risks that our management believes are specific to us and our business. You should understand that it is not possible to predict or identify all such potential risks and, as such, this list of risk factors should not be viewed as all-inclusive or in any particular order. An investment in shares of our common stock involves various risks. Before deciding to make an investment decision regarding our common stock, you should carefully consider the risks described below in conjunction with the other information in this Form 10-K and information incorporated by reference into Form 10-K, including our consolidated financial statements and related notes which are set forth in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that the Company may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

Interest rates were at historically low levels until June 2004 at which time the Federal Reserve began increasing short-term interest rates 17 times or 425 basis points. For the same three-year time period, long-term interest rates have not increased in kind, as the 10-year Treasury increased 44 basis points and the 30-year Treasury declined by 16 basis points. This flattening and slight inversion of the treasury yield curve caused by increasing short-term rates and lagging long-term rates has had, and continues to have, a negative impact on our net interest margin. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to re-price upwards faster than the rates on our long-term loans and investments, we will experience further compression of our net interest margin, which will have a negative effect on our profitability.

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

We may look to sell production assets, such as mortgage loans, into the secondary market as a means to manage the size of the balance sheet and manage the use of capital. The demand for these products in the capital markets is not driven by us and may not benefit us at the time we look to sell the loans.

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

Changes in accounting standards may materially impact our financial statements.   Accounting principles generally accepted in the United States of America and accompanying accounting pronouncements, implementation guidelines, interpretations and practices for many aspects of our business are complex and involve subjective judgments, such as accounting for the allowance for loan and lease losses and pending and incurred but not reported health claims. Changes in these estimates or changes in other accounting rules and principles, or their interpretation, could significantly change our reported earnings and operating results, and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations.

Our success is influenced by growth in South Dakota and lack of growth or changes in national and South Dakota economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline and as loans and deposits decline.   Our success and growth is significantly influenced by the growth in population and income levels and deposits in our primary market areas, which are mainly in South Dakota. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

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

Our ability to pay dividends depends primarily on dividends from our banking subsidiary, Home Federal Bank, which is subject to regulatory limits.   We are a unitary thrift holding company and our operations are conducted primarily by our banking subsidiary, Home Federal Bank. Since we receive substantially all of our revenue from dividends from Home Federal Bank, our ability to pay dividends on our common stock depends on our receipt of dividends from Home Federal Bank. Dividend payments from Home Federal Bank are subject to legal and regulatory limitations, generally based on net income and retained earnings. The ability of Home Federal Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that Home Federal Bank will be able to pay dividends to us in the future or that we will generate adequate cash flow to pay dividends in the future. The inability to receive dividends from Home Federal Bank could have an adverse affect on our business and financial conditions. Similarly, our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.

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

Certain provisions of our certificate of incorporation and bylaws, as well as federal law, may discourage, delay or prevent an acquisition of control of us.   Certain provisions included in our certificate of incorporation and bylaws, as well as certain provisions of federal law, may discourage, delay or prevent potential acquisitions of control of us, particularly when attempted in a transaction that is not negotiated directly with, and approved by, our Board of Directors, despite possible benefits to our stockholders.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104. Currently, the Bank also conducts business from 32 other offices located in its primary market area. Of such 33 total business offices, the Company owns 17, including the main office, and leases 16 others.

The total net book value of the Company’s premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2007 was $15.8 million. Management believes that the Company’s existing properties are adequate for its current needs.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Listing

The Company’s common stock is traded under the symbol “HFFC” on the NASDAQ National Market System.

The following table sets forth the range of high and low sale prices for the Company’s common stock for each of the fiscal quarters of the two years ended June 30, 2007 and 2006. Quotations for such periods are as reported by the NASDAQ National Market System and have been retroactively adjusted for the 10% stock dividend paid on April 24, 2006 to shareholders of record as of April 10, 2006.

FISCAL 2007	HIGH	LOW
1st Quarter	$17.50	$15.75
2nd Quarter	$17.73	$16.10
3rd Quarter	$18.50	$17.11
4th Quarter	$18.44	$17.17

FISCAL 2006	HIGH	LOW
1st Quarter	$19.36	$15.46
2nd Quarter	$17.91	$16.23
3rd Quarter	$18.45	$16.89
4th Quarter	$18.95	$15.84

As of September 24, 2007, the Company had 489 holders of record of its common stock.

The transfer agent for the Company’s common stock is Mellon Investor Services, PO Box 3315, South Hackensack, New Jersey, 07606-1915.

Dividends

The Company paid cash dividends on a quarterly basis of $0.1025, $0.1050, $0.1050 and $0.1050 per share throughout fiscal 2007. The Company paid cash dividends on a quarterly basis of $0.1023, $0.1023, $0.1025 and $0.1025 per share in fiscal 2006. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors the Board of Directors deems relevant. On July 30, 2007, the Board of Directors announced the approval of a cash dividend of $0.1050 per share and the Company paid the respective cash dividends on August 15, 2007 to shareholders of record on August 9, 2007. The Company’s ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, the Bank, which are subject to OTS regulations. The ability of the Company to pay dividends is also subject to the terms of the agreements on subordinated debentures payable to trusts, should the Company elect to defer interest payments. In addition, the Company’s ability to pay dividends is subject to the terms of its line of credit with First Tennessee Bank, NA. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Form 10-K.

Stockholder Return Performance

The following line graph compares the cumulative total stockholder return on the Company’s common stock to the comparable cumulative total return of the NASDAQ Market Index and the NASDAQ Bank Index for the last five years.

The performance graph assumes that on July 1, 2002, $100 was invested in the Company’s common stock (at the closing price of the previous trading day) and in each of the indexes. The comparison assumes the reinvestment of all dividends. Cumulative total stockholder returns for the Company’s common stock, NASDAQ Market Index and the NASDAQ Bank Index are based on the Company’s fiscal year ending June 30.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG HF FINANCIAL CORP.
NASDAQ MARKET INDEX AND NASDAQ BANK INDEX

ASSUMES $100 INVESTED ON JULY 1, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JUNE 30, 2007

Equity Compensation Plan

The following table sets forth certain information about the common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of June 30, 2007, which consist of the 2002 Plan. The 1991 Stock Option Plan expired on October 27, 2002 and the 1996 Director Restricted Stock Plan expired on January 1, 2007. As a result, although the column below entitled “Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and

Rights” includes common stock to be issued upon unexpired options issued under the 1991 Stock Option Plan, no common stock remains available for future issuance under the 1991 Stock Option Plan.

Number of Shares
Remaining Available for
	Number of Shares to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Shares Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)
Equity plan compensation plans approved by stockholders	343,365	$12.75	618,352
Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A
Total	343,365	$12.75	618,352

Sales of Unregistered Stock

The Company had no sales of unregistered stock during the fiscal year ended June 30, 2007.

Issuer Purchases of Equity Securities

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended June 30, 2007:

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
April 1 - 30, 2007	—	$0.00	—	394,035
May 1 - 31, 2007	—	$0.00	—	399,141
June 1 - 30, 2007	—	$0.00	—	399,141
4th Quarter Total	—	$0.00	—

During the fiscal year ended June 30, 2007, the Company had in effect a stock buy back program which was publicly announced on April 24, 2006 in which the Company was permitted to repurchase up to 10% of the common stock of the Company that was outstanding on May 1, 2006, which equaled 394,035 shares. This stock buy back program expired on April 30, 2007. No shares were purchased under the program during the fiscal year ended June 30, 2007.

The Company approved a new stock buy back program, which began on May 1, 2007 and was publicly announced on April 30, 2007. Under this program, the Company may repurchase up to 10% of the common stock of the Company outstanding on May 1, 2007, which equals 399,141 shares, through April 30, 2008. There were no shares purchased pursuant to the program during the fiscal year ended June 30, 2007.

Item 6.                        Selected Financial Data

The following table sets forth selected consolidated financial statement and operations data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. The Company’s selected financial statement and operations data for each of the fiscal years 2003 and 2004 have been derived from audited consolidated financial statements, which have been audited by McGladrey & Pullen, LLP, independent public accountants. The Company’s selected financial statement and operations data for each of the fiscal years 2005 through 2007 have been derived from audited consolidated financial statements, which have been audited by Eide Bailly, LLP, independent public accountants.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$1,001,454	$961,294	$897,874	$847,070	$801,103
Securities available for sale	142,223	145,518	142,429	122,715	88,527
FHLB stock	5,058	5,647	7,699	5,469	7,025
Loans and leases receivable	761,599	721,603	670,581	640,946	595,417
Loans held for sale	8,776	7,623	10,238	10,351	15,984
Deposits	815,864	769,002	681,216	658,719	621,381
Advances from FHLB and other borrowings	68,600	91,620	119,664	93,750	89,819
Subordinated debentures payable to trusts	27,837	27,837	27,837	27,837	20,620
Stockholders’ equity	62,270	56,058	53,635	51,649	49,358

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Selected Statement of Income Data:
Interest and dividend income	$61,874	$53,411	$44,946	$40,260	$44,262
Interest expense	36,240	27,762	18,747	15,188	17,997
Net interest income	25,634	25,649	26,199	25,072	26,265
Provision for losses on loans and leases	1,198	5,279	2,681	2,020	3,173
Net interest income after provision for losses on loans and leases	24,436	20,370	23,518	23,052	23,092
Loan servicing income	1,803	1,123	1,248	1,334	1,442
Gain on sale of land, net	—	3,557	—	—	—
Gain on sale of branches, net	2,763	—	—	—	—
Gain on sale of loans, net	923	969	924	1,555	1,797
Gain on sale of securities, net	—	3	20	43	352
Other noninterest income	7,707	7,199	6,822	6,896	6,895
Noninterest expense	(29,605)	(26,499)	(24,936)	(24,773)	(26,048)
Income from continuing operations before income taxes	8,027	6,722	7,596	8,107	7,530
Income tax expense	2,644	2,214	2,431	2,891	2,584
Income from continuing operations	5,383	4,508	5,165	5,216	4,946
Discontinued Operations:
Income (loss) from operations of discontinued segment (net of income taxes)	—	—	—	—	253
(Loss) on discontinued segment (net of income taxes)	—	—	—	—	(224)
Income (loss) from discontinued operations	—	—	—	—	29
Net income	$5,383	$4,508	$5,165	$5,216	$4,975

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Basic earnings (loss) per share:(1)
Income from continuing operations	$1.35	$1.15	$1.33	$1.34	$1.24
Income (loss) from discontinued operations	—	—	—	—	0.01
Net income	1.35	1.15	1.33	1.34	1.25
Diluted earnings (loss) per share:(1)
Income from continuing operations	1.33	1.13	1.29	1.30	1.22
Income (loss) from discontinued operations	—	—	—	—	0.01
Net income	1.33	1.13	1.29	1.30	1.23
Dividends declared per share(1)	0.42	0.41	0.40	0.39	0.38
Dividend payout ratio from continuing operations(2)	30.93%	35.20%	30.03%	29.33%	30.81%
Interest rate spread (average during period)	2.36%	2.60%	3.02%	3.18%	3.42%
Net interest margin(3)	2.80	2.98	3.29	3.41	3.72
Net interest margin, TE(4)	2.85	3.01	3.32	3.45	3.75
Average interest-earning assets to average interest-bearing liabilities	1.11	1.12	1.12	1.11	1.12
Equity to total assets (end of period)	6.22	5.83	5.97	6.10	6.16
Equity-to-assets ratio (ratio of average equity to average total assets)	6.06	5.94	6.25	6.36	6.52
Nonperforming assets to total assets (end of period)	0.40	0.40	0.78	0.27	0.77
Allowance for loan and lease losses to nonperforming loans and leases (end of period)(5)	167.87	168.11	73.24	174.75	65.89
Allowance for loan and lease losses to total loans and leases (end of period)	0.76	0.77	0.74	0.55	0.62
Nonperforming loans and leases to total loans and leases (end of period)(5)	0.45	0.46	1.01	0.32	0.95
Noninterest expense to average total assets	3.00	2.87	2.91	3.11	3.42
Net interest income after provision for losses for loans and leases to noninterest expense (end of period)	82.54	76.87	94.31	93.05	88.65
Return on assets (ratio of income from continuing operations to average total assets)	0.55	0.49	0.60	0.66	0.65
Return on assets (ratio of net income to average total assets)	0.55	0.49	0.60	0.66	0.65
Return on equity (ratio of income from continuing operations to average equity)	9.01	8.23	9.66	10.30	9.96
Return on equity (ratio of net income to average equity)	9.01	8.23	9.66	10.30	10.02
Operating Efficiency Ratio(6)	76.56	71.41	67.68	68.57	69.08
Efficiency Ratio(7)	76.24	68.83	70.81	70.98	70.88
Number of full-service offices	33	35	34	34	34

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

(6)          Total noninterest expense divided by the sum of net interest income plus total noninterest income excluding net interest expense on trust preferred securities and gain on sale of branches and gain on sale of land.

(7)          Total noninterest expense divided by the sum of net interest income plus total noninterest income.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 8 “Financial Statements and Supplementary Data,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Business.”

Executive Summary

The Company’s net income for fiscal 2007 was $5.4 million, or $1.33 per diluted share, compared to $4.5 million, or $1.13 per diluted share for fiscal 2006. Return on average equity was 9.01% at June 30, 2007, compared to 8.23% at June 30, 2006.

The Company adopted SFAS 123R effective as of July 1, 2005. See Note 16 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for details on stock options and expensing.

Net interest income for fiscal 2007 was $25.6 million, essentially flat with a decrease of $15,000 or 0.1% over the same period a year ago. The net interest margin was 2.80%, compared to 2.98% for the same period a year ago, a decline of 18 basis points. On a fully taxable equivalent basis, the net interest margin for fiscal 2007 was 2.85%, compared to 3.01% in fiscal 2006. The cost of funds rate on interest-bearing liabilities increased from 3.60% in fiscal 2006 to 4.39% in fiscal 2007, a change of 79 basis points. For the same period, yields on earning assets increased from 6.20% to 6.75%, an increase of 55 basis points. Increases in volume from fiscal 2006 to fiscal 2007 of average earning assets and interest-bearing liabilities were 6.4% and 6.8% respectively. The flattening of the treasury yield curve caused by increasing short-term rates and lagging long-term rates continued to affect the Company’s net interest margin ratio during fiscal 2007.

Variability of the net interest margin ratio may be affected by many aspects, including Federal Reserve policies for short-term interest rates, competitive and global economic factors and customer preferences for various products and services.

The allowance for loan and lease losses increased to $5.9 million at June 30, 2007, compared to $5.7 million at June 30, 2006, an increase of $215,000 or 3.8%. The ratio of allowance for loan and lease losses to total loans and leases was 0.76% as of June 30, 2007 compared to 0.77% at June 30, 2006. Total nonperforming assets at June 30, 2007 were $4.0 million as compared to $3.9 million at June 30, 2006. The ratio of nonperforming assets to total assets remained the same at 0.40% for June 30, 2007 and June 30, 2006. The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience. This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

As of June 30, 2007, the Company continued to record a receivable in the amount of $223,000 from the sale of certain loan participation interests in December 2005. The balance of this receivable represents the remaining amount the Company expects to be paid on the receivable and the Company has requested such payment from the lead bank. In addition, on June 26, 2006, the Company filed a $3.8 million lawsuit against this lead bank for their role in this participation loan, alleging fraud, conspiracy, and negligent misrepresentation. See Part 1, Item 3 “Legal Proceedings” of this Form 10-K.

Total deposits at June 30, 2007 were $815.9 million, an increase of $46.9 million, or 6.1%, from June 30, 2006. Interest expense on these deposits was $28.5 million for fiscal 2007, an increase of $8.3 million, or 41.3%, over the same period a year ago. A primary factor affecting interest expense was certificate of deposit accounts. The volume of certificate of deposit accounts increased by $43.2 million, or 13.5%, from June 30, 2006 to June 30, 2007. Interest expense for these accounts increased by $6.1 million, or 56.6%, compared to the same period in the prior fiscal year

The total risk-based capital ratio was 11.05% at June 30, 2007, compared to 10.65% at June 30, 2006. This continues to place the Bank in the “well-capitalized” category within OTS regulation at June 30, 2007 and is consistent within the “well-capitalized” OTS category in which the Company plans to operate. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages, student loans and a loan securitization.

Noninterest expense for fiscal 2007 was $29.6 million, compared to $26.5 million a year ago, an increase of $3.1 million or 11.7%. Compensation and employee benefits for fiscal 2007 accounted for an increase of $1.7 million, or 10.1%, from the same period a year ago. Net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements for fiscal 2007 were $2.1 million, compared to $1.5 million for the same period a year ago, an increase of $654,000 or 43.7%. This change is primarily due to higher health claims expense amidst rising healthcare costs in the medical industry.

Noninterest income for fiscal 2007 was $13.2 million, compared to $12.9 million for the same period a year ago, an increase of $345,000 or 2.7%. Excluding the one-time $2.8 million gain on sale of branches in December 2006 and the one-time $3.6 million gain sale of land in December 2005, the increase was $1.1 million or 12.3%. This increase was driven primarily by increases in loan servicing income and fees on deposits. Loan servicing income increased in fiscal 2007 by $680,000 or 60.6% from fiscal 2006. Fees on deposits increased in fiscal 2007 by $595,000 or 13.1% from fiscal 2006.

The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements. The operating efficiency ratio for fiscal 2007 was 76.56%, compared to 71.41% for the same period a year ago, an increase of 515 basis points. The operating efficiency ratio excludes the impact of net interest expense on the variable priced trust preferred securities and the one-time gain on sale of branches and the one-time gain on sale of land. The Company has issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings. Net interest expense on the $27.8 million of trust preferred securities outstanding increased to $2.7 million for fiscal 2007, compared to $2.2 million for the same period a year ago, an increase of $444,000 or 19.9%. The average rate paid on these securities increased 160 basis points, from 8.01% in fiscal 2006 to 9.61% in fiscal 2007. The total efficiency ratio was 76.24% at June 30, 2007 compared to 68.83% for the same period a year ago, an increase of 741 basis points. Factors contributing to this decrease in the efficiency ratio from a year ago include an increase of $3.1 million in noninterest expense for fiscal 2007, compared to the same period a year ago. It is the Company’s continuing goal to move the operating efficiency ratio towards the 50% level over the long term. Management believes that this can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.

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

Financial Condition Data

At June 30, 2007 the Company had total assets of $1,001.5 million, an increase of $40.2 million from the level at June 30, 2006. The increase in assets was due primarily to increases in net loans and leases receivable of $40.0 million, and servicing rights of $5.2 million offset by a decrease in cash and cash equivalents of $4.6 million. The increase in liabilities of $33.9 million was due to increases in deposits of $46.9 million and accrued expenses and other liabilities of $6.7 million, offset by a decrease in advances from the FHLB and other borrowings of $23.0 million from the levels at June 30, 2006. In addition, stockholders’ equity increased to $62.3 million at June 30, 2007 from $56.1 million at June 30, 2006 primarily due to net income of $5.4 million offset by cash dividends paid of $1.7 million.

The increase in net loans and leases receivable of $40.0 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal. In addition, deferred fees and discounts decreased by $301,000 primarily due to a decrease of $262,000 for deferred fees and discounts on indirect automobile loans that include prepaid dealer reserves.

The increase in servicing rights of $5.2 million was primarily due to the purchase of $4.9 million of servicing rights in the first quarter of fiscal 2007.

The decrease in cash and cash equivalents of $4.6 million was primarily due to the timing of items in clearing.

The $46.9 million increase in deposits was primarily due to increases in interest bearing checking accounts of $32.2 million, in-market certificates of deposit of $29.1 million, and out-of-market certificates of deposit of $14.1 million, offset by decreases in money market accounts of $19.9 million and savings accounts of $10.5 million.

Advances from the FHLB and other borrowings decreased $23.0 million for the year ended June 30, 2007 primarily due to the Company decreasing its overnight Fed Funds advances by $1.1 million, in addition to a net decrease of $22.0 million in short- and long-term advances during the fiscal year ended June 30, 2007.

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

Years Ended June 30,
	2007			2006			2005
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in Thousands)
Interest-earning assets:

Loans and leases receivable(1)(3)	$758,455	$54,344	7.17%	$703,787	$47,096	6.69%	$665,830	$40,489	6.08%
Investment securities(2)(3)	152,132	7,209	4.74%	151,139	6,133	4.06%	123,066	4,256	3.46%
FHLB stock	6,406	321	5.01%	6,871	182	2.65%	6,248	201	3.22%
Total interest-earning assets	916,993	$61,874	6.75%	861,797	$53,411	6.20%	795,144	$44,946	5.65%
Noninterest-earning assets	68,832			61,491			60,428
Total assets	$985,825			$923,288			$855,572
Interest-bearing liabilities:
Deposits:
Checking and money market	$282,312	$10,436	3.70%	$274,093	$8,281	3.02%	$263,037	$4,845	1.84%
Savings	46,207	1,240	2.68%	51,356	1,150	2.24%	49,204	578	1.17%
Certificates of deposit	362,321	16,829	4.64%	298,940	10,744	3.59%	260,579	7,236	2.78%
Total interest-bearing deposits	690,840	28,505	4.13%	624,389	20,175	3.23%	572,820	12,659	2.21%
FHLB advances and other borrowings	106,151	5,061	4.77%	119,727	5,357	4.47%	111,332	4,409	3.96%
Subordinated debentures payable to trusts(4)	27,837	2,674	9.61%	27,837	2,230	8.01%	27,837	1,679	6.03%
Total interest-bearing liabilities	824,828	$36,240	4.39%	771,953	$27,762	3.60%	711,989	$18,747	2.63%
Noninterest-bearing deposits	76,698			77,419			72,627
Other liabilities	24,558			19,109			17,465
Total liabilities	926,084			868,481			802,081
Equity	59,741			54,807			53,491
Total liabilities and equity	$985,825			$923,288			$855,572
Net interest income; interest rate spread		$25,634	2.36%		$25,649	2.60%		$26,199	3.02%
Net interest margin(5)			2.80%			2.98%			3.29%
Net interest margin, TE(6)			2.85%			3.01%			3.32%

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

	Years Ended June 30,			Years Ended June 30,
	2007 vs. 2006			2006 vs. 2005
	Increase	Increase			Increase
	(Decrease)	(Decrease)	Total	Increase	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$3,658	$3,590	$7,248	$2,308	$4,299	$6,607
Investment securities(2)	40	1,036	1,076	971	906	1,877
FHLB stock	(18)	157	139	20	(39)	(19)
Total interest-earning assets	$3,680	$4,783	$8,463	$3,299	$5,166	$8,465
Interest-bearing liabilities:
Deposits:
Checking and money market	$248	$1,907	$2,155	$204	$3,232	$3,436
Savings	(115)	205	90	25	547	572
Certificates of deposit	2,278	3,807	6,085	1,065	2,443	3,508
Total interest-bearing deposits	2,411	5,919	8,330	1,294	6,222	7,516
FHLB advances and other borrowings	(607)	311	(296)	332	616	948
Subordinated debentures payable to trusts	—	444	444	—	551	551
Total interest-bearing liabilities	$1,804	$6,674	$8,478	$1,626	$7,389	$9,015
Net interest income increase (decrease)			$(15)			$(550)

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

Allowance for Loan and Lease Losses—GAAP requires the Company to set aside reserves or maintain an allowance against probable loan and lease losses in the loan and lease portfolio. Management must develop a consistent and systematic approach to estimate the appropriate balances that will cover the probable losses. Due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

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

Mortgage Servicing Rights (“MSR”)—The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans.  The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets. The asset is amortized in proportion to and over the period of estimated net servicing income.

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment. The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at June 30, 2007.

Self-Insurance—The Company has a self-insured healthcare plan for its employees up to certain limits. To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $65,000 per individual occurrence with a maximum aggregate limitation of $2.0 million. The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical claims lag information received by a third party claims administrator. Due to the uncertainty of health claims, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual. These adjustments could significantly affect net earnings if circumstances differ substantially from the assumptions used in estimating the accrual.

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

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $4.0 million at June 30, 2007 from $3.9 million at June 30, 2006, an increase of $114,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, remained at 0.40% at June 30, 2007, the same as June 30, 2006.

Nonaccruing loans and leases increased $1.2 million to $2.2 million at June 30, 2007 compared to $1.0 million at June 30, 2006. Included in nonaccruing loans and leases at June 30, 2007 were four loans totaling $228,000 secured by one- to four-family real estate, one commercial real estate loan totaling $25,000, 14 commercial business loans totaling $1.4 million, one equipment finance lease totaling $118,000 and 34 consumer loans totaling $387,000.

The Company’s nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have increased $133,000 from the levels at June 30, 2006. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.

As of June 30, 2007, the Company had $508,000 of foreclosed assets. The balance of foreclosed assets at June 30, 2007 consisted of $180,000 in equipment finance leases, $170,000 in consumer collateral and $158,000 in single-family residences.

At June 30, 2007, the Company had designated $21.0 million of its assets as special mention and classified $5.4 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. At June 30, 2007, the Company had $19.7 million in multi-family, commercial real estate and agricultural participation loans purchased, of which $243,000 were classified at June 30, 2007. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the June 30, 2007 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2007 will be adequate in the future.

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

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$228	$371	$263	$86	$103
Commercial real estate	25	—	70	75	310
Commercial business	1,441	341	4,518	795	472
Equipment finance leases	118	36	130	21	30
Consumer(1)	378	287	341	564	909
Agricultural	—	—	—	20	2,541
Total	2,190	1,035	5,322	1,561	4,365
Accruing loans and leases delinquent more than 90 days:
One- to four-family	470	358	98	—	330
Commercial real estate	178	308	292	—	42
Commercial business	213	814	1,052	221	779
Equipment finance leases	88	302	71	281	313
Consumer(1)	1	7	—	—	2
Agricultural	358	541	96	—	—
Total	1,308	2,330	1,609	502	1,466
Foreclosed assets:
One- to four-family	158	96	39	100	258
Equipment finance leases	180	254	—	—	—
Consumer(1)	170	177	50	112	77
Total(2)	508	527	89	212	335
Total nonperforming assets(3)	$4,006	$3,892	$7,020	$2,275	$6,166
Ratio of nonperforming assets to total assets(4)	0.40%	0.40%	0.78%	0.27%	0.77%
Ratio of nonperforming loans and leases to total loans and leases(5)	0.45%	0.46%	1.01%	0.32%	0.95%

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

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$5,657	$5,076	$3,605	$3,842	$4,461
Charge-offs:
One- to four-family	(12)	(1)	—	(7)	(9)
Commercial real estate	—	—	(31)	(92)	—
Commercial business	(386)	(3,389)	(187)	(457)	(1,234)
Equipment finance leases	(162)	(165)	(269)	(30)	(124)
Consumer(1)	(701)	(1,066)	(1,044)	(1,143)	(1,205)
Agricultural	(31)	(502)	(14)	(835)	(1,429)
Total charge-offs	(1,292)	(5,123)	(1,545)	(2,564)	(4,001)
Recoveries:
One- to four-family	3	1	9	4	3
Commercial real estate	1	6	—	1	—
Commercial business	9	15	31	3	5
Equipment finance leases	0	40	2	64	41
Consumer(1)	216	237	215	232	324
Agricultural	80	126	78	3	100
Total recoveries	309	425	335	307	473
Net (charge-offs)	(983)	(4,698)	(1,210)	(2,257)	(3,528)
Additions charged to operations	1,198	5,279	2,681	2,020	3,173
Allowance related to assets acquired (sold), net	—	—	—	—	(264)
Balance at end of period	$5,872	$5,657	$5,076	$3,605	$3,842
Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.13)%	(0.67)%	(0.18)%	(0.36)%	(0.59)%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.76%	0.77%	0.74%	0.55%	0.62%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period	167.87%	168.11%	73.24%	174.75%	65.89%

(1)          Includes mobile home loans.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by the Financial Accounting Standards Board, (“FASB”) Statement No. 114, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.

	At June 30,
	2007		2006		2005		2004		2003
		Percent of Loans in		Percent of Loans in		Percent of Loans in		Percent of Loans in		Percent of Loans in
		Each Category to		Each Category to		Each Category to		Each Category to		Each Category to
	Amount (4)	Total Loans	Amount (4)	Total Loans	Amount (4)	Total Loans	Amount (4)	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
One- to four-family(1)	$ 342	5.82%	$ 193	17.02%	$ 186	17.21%	$ 15	17.51%	$ 28	17.39%
Commercial and multi-family real estate(1)	647	11.02	396	26.54	261	19.66	220	20.57	241	23.34
Commercial business(2)	2,795	47.60	3,133	17.42	2,953	22.96	1,270	22.85	1,033	22.09
Consumer(3)	1,178	20.06	1,432	26.99	1,343	29.45	1,736	29.48	1,595	27.79
Agricultural	910	15.50	503	12.03	333	10.72	364	9.59	945	9.39
Total	$ 5,872	100.00%	$ 5,657	100.00%	$ 5,076	100.00%	$ 3,605	100.00%	$ 3,842	100.00%

(1)        Includes construction and development loans.

(2)        Includes equipment finance leases.

(3)        Includes mobile home loans.

(4)        The Company migrated its allocation methodology of allowances by type in fiscal 2002 to reflect a more systematic method based in part on the Company’s historical charge-offs by each loan type as compared to primarily a pro rata allocation on loan balances in prior years.

	FASB 5	FASB 114	FASB 5	FASB 114
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan Type	At June 30, 2007		At June 30, 2006
	(Dollars in Thousands)
One- to four-family	$342	—	$193	—
Commercial real estate	524	—	317	—
Multi-family real estate	123	—	79	—
Commercial business	1,974	335	2,563	—
Equipment finance leases	486	—	570	—
Consumer(1)	1,178	—	1,432	—
Agricultural	860	50	503	—
Total	$5,487	$385	$5,657	—

(1)          Includes mobile home loans.

FASB 114 Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan Type	At June 30, 2007			At June 30, 2006
	(Dollars in Thousands)
Commercial business	7	$1,360	$335	4	$325	—
Agricultural	1	121	50	—	—	—
Total	8	$1,481	$385	4	$325	—

The allowance for loan and lease losses was $5.9 million at June 30, 2007 as compared to $5.7 million at June 30, 2006. The ratio of the allowance for loan and lease losses to total loans and leases was 0.76% at June 30, 2007 compared to 0.77% at June 30, 2006. The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. OTS regulators have reviewed the Company’s methodology for determining allowance requirements on the Company’s loan and lease portfolio and have made no required recommendations for increases in the allowances during the three year period ended June 30, 2007.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company’s allowances result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for a description of the Company’s policy regarding the provision for losses on loans and leases.

Comparison of the Years Ended June 30, 2007 and June 30, 2006

General.   The Company’s income was $5.4 million or $1.35 and $1.33 for basic and diluted earnings per share, respectively, for the year ended June 30, 2007, an $875,000 increase in earnings compared to $4.5 million or $1.15 and $1.13 for basic and diluted earnings per share, respectively, for the prior year. For the year ended June 30, 2007, the return on average equity was 9.01%, a 9.5% increase compared to 8.23% in the prior year. For the year ended June 30, 2007, the return on average assets was 0.55%, a 12.2% increase compared to 0.49% in the prior year. As discussed in more detail below, the increases were due to a variety of key factors, including decreases in provision for losses on loans and leases of $4.1 million and increases in noninterest income of $345,000 offset by increases in noninterest expense of $3.1 million.

Interest and Dividend Income.   Interest and dividend income was $61.9 million for the year ended June 30, 2007 as compared to $53.4 million for the prior year, an increase of $8.5 million or 15.8%. A $4.8 million increase in interest and dividend income was the result of an 8.9% increase in the average yield on interest-earning assets and a $3.7 million increase in interest and dividend income was the result of a 6.4% increase in the average volume of total interest-earning assets. The average yield on interest-earning assets was 6.75% for the year ended June 30, 2007 as compared to 6.20% for the prior year. The average volume of loans and leases receivable increased from $703.8 million for the year ended June 30, 2006 to $758.5 million for the year ended June 30, 2007. For the year ended June 30, 2007 the average yield on loans and leases receivable was 7.17%, an increase of 7.2% from 6.69% in the prior year. The overall increase in interest and dividend income was due in part to the repricing of loans and investments that generally reflected national interest rates.

Interest Expense.   Interest expense was $36.2 million for the year ended June 30, 2007 as compared to $27.7 million for the prior year, an increase of $8.5 million or 30.5%. A $5.9 million increase was the result of a 27.9% increase in the average rate paid on interest-bearing deposits. The average rate on interest-bearing deposits was 4.13% for the year ended June 30, 2007 as compared to 3.23% for the prior year. A $311,000 increase in interest expense was the result of a 6.7% increase in the average yield on FHLB advances and other borrowings to 4.77% for the year ended June 30, 2007 compared to 4.47% for the prior fiscal year and a $607,000 decrease in interest expense was the result of an 11.3% decrease in the average balance of FHLB advances and other borrowings. In addition, interest expense increased $444,000 due to the average yield on subordinated debentures payable to trust increasing to 9.61% for the year ended June 30, 2007 compared to 8.01% for the prior fiscal year.

Net Interest Income.   The Company’s net interest income for the year ended June 30, 2007 decreased $15,000, or 0.1%, to $25.6 million compared to $25.6 million for the prior year. The Company’s net interest margin decreased to 2.80% for the year ended June 30, 2007 as compared to 2.98% for the prior year. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or looking at alternatives through secondary markets.

Provision for Losses on Loans and Leases.   The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectibility of the loans and leases and prior loan and lease loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower’s ability to pay. The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense. See “Asset Quality” above for further discussion.

Provision for losses on loans and leases decreased $4.1 million, or 77.3%, to $1.2 million for the year ended June 30, 2007 as compared to $5.3 million in the prior year. Net charge-offs decreased from $4.7 million during fiscal 2006 to $1.0 million during fiscal 2007. Nonperforming assets increased $114,000 for the year ended June 30, 2007.

The allowance for losses on loans and leases at June 30, 2007 was $5.9 million. The allowance increased from the June 30, 2006 balance of $5.7 million primarily as a result of charge-offs exceeding recoveries by $1.0 million offset by the provision for losses on loans and leases of $1.2 million. The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2007 was 167.87% compared to 168.11% at June 30, 2006. The allowance for loan and lease losses to total loans and leases at June 30, 2007 was 0.76% compared to 0.77% at June 30, 2006. The Bank’s management believes that the June 30, 2007 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectibility of loans and leases and prior loss experience.

Noninterest Income.   Noninterest income was $13.2 million for the year ended June 30, 2007 as compared to $12.9 million for the year ended June 30, 2006, an increase of $345,000, or 2.7%. The increase in noninterest income was due primarily to increases in loan servicing income of $680,000, fees on deposits of $595,000, trust income of $87,000 and a one-time gain on sale of branches of $2.8 million, offset by decreases in other noninterest income of $174,000 and the one-time gain on sale of land of $3.6 million completed in fiscal 2006.

The net gain on sale of branches of $2.8 million was due to the sale of three branches and their associated book of business, as well as one physical location. The sale was completed during the second quarter of fiscal 2007 and produced the one-time gain on sale. The proceeds of the sale were invested in new market locations and new marketing initiatives.

The net gain on sale of land of $3.6 million was due to the completion of the sale of a parcel of land purchased for expansion several years ago. The sale was completed during the second quarter of fiscal 2006 and produced the one-time gain on sale. The Company has acquired other locations in the interim and determined that it no longer needed this parcel for the expansion planned.

Loan servicing income increased by $680,000 to $1.8 million for the year ended June 30, 2007 as compared to $1.1 for the prior year, primarily due to the purchase of servicing rights during the first quarter of fiscal 2007.

Fees on deposits increased by $595,000 to $5.1 million during the year ended June 30, 2007 as compared to $4.5 million for the prior year, primarily due to a $357,000 increase in net NSF/OD fees and a $142,000 net increase in income from point-of-sale purchases by customers and ATM service fees.

Trust income increased by $87,000 to $936,000 during the year ended June 30, 2007 as compared to the prior year primarily due to assets under management increasing from $114.6 million to $126.4 million.

Other noninterest income for the year ended June 30, 2007 was $1.6 million as compared to $1.8 million for the prior year, a decrease of $174,000. This decrease was primarily due to $137,000 of securitization income recorded in fiscal 2006. There was no securitization income recorded in fiscal 2007. See “Consumer Lending—Other Consumer Lending” and “Off-Balance Sheet Financing Arrangements” of this Form 10-K for more information on the automobile securitization.

Noninterest Expense.   Noninterest expense was $29.6 million for the year ended June 30, 2007 as compared to $26.5 million for the prior year, an increase of $3.1 million. The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $1.7 million, advertising of $685,000 and occupancy and equipment of $459,000.

Compensation and employee benefits increased $1.7 million during the year ended June 30, 2007 as compared to the prior fiscal year primarily due to increases in employee variable pay compensation of $819,000 related to performance incentives and net healthcare costs of $654,000. Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company’s self-insured health plan, was $2.1 million for the fiscal year ended June 30, 2007, an increase of 43.7% compared to the prior fiscal year. The Company has had a self-insured health plan since January 1994. Management continues to believe the current structure is a reasonable alternative to traditional healthcare plans over the long term. This is a challenging area for all companies and the Company continues to review its healthcare plans in an effort to provide its employees with affordable health care.

Advertising costs increased $685,000 to $1.5 million for the year ended June 30, 2007 as compared to $856,000 for the prior year, primarily due to new deposit package programs marketed during the year.

Occupancy and equipment costs increased $459,000 during the year ended June 30, 2007 as compared to the prior fiscal year. This increase was primarily the result of $195,000 of increased rent expense, $128,000 of increased furniture and fixture depreciation expense and $61,000 of increased building and property maintenance expense.

Income Tax Expense.   The Company’s income tax expense increased $430,000, or 19.4%, for the year ended June 30, 2007 to $2.6 million compared to $2.2 million for the prior year. The increase was due primarily to the increase in income before taxes. The effective tax rate for the years ended June 30, 2007 and June 30, 2006 was 32.94%.

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

Provision for Losses on Loans and Leases.   The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectibility of the loans and leases and prior loan and lease loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower’s ability to pay. The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

Provision for losses on loans and leases increased $2.6 million, or 96.9%, to $5.3 million for the year ended June 30, 2006 as compared to $2.7 million in the prior year. Net charge-offs increased from $1.2 million during fiscal 2005 to $4.7 million during fiscal 2006. In addition, nonperforming assets decreased $3.1 million as compared to the prior fiscal year primarily due to the downgrade of a $4.1 million participation loan as of June 30, 2005.

The allowance for loan and lease losses at June 30, 2006 was $5.7 million. The allowance increased from the June 30, 2005 balance of $5.1 million primarily as a result of charge-offs exceeding recoveries by $4.7 million offset by the provision for losses on loans and leases of $5.3 million. The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2006 was 168.11% compared to 73.24% at June 30, 2005. The allowance for loan and lease losses to total loans and leases at June 30, 2006 was 0.77% compared to 0.74% at June 30, 2005. The Bank’s management believes that the June 30, 2006 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectibility of loans and leases and prior loss experience.

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

The net gain on sale of land of $3.6 million was due to the completion of the sale of a parcel of land purchased for expansion several years ago. The sale was completed during the second quarter of fiscal 2006 and produced the one-time gain on sale. The Company has acquired other locations in the interim and determined that it no longer needed this parcel for the expansion planned.

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

The Company’s liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $10.3 million for the fiscal year ended June 30, 2007. For the fiscal year ended June 30, 2006, net cash provided by operating activities was $11.7 million. Net cash used in investing activities was $44.1 million for the fiscal year ended June 30, 2007. For the fiscal year ended June 30, 2006, net cash used in investing activities was $62.0 million. Net cash provided by financing activities for the fiscal year ended June 30, 2007 was $29.2 million primarily due to a net increase in deposit accounts of $80.4 million offset by a $33.6 million sale of deposits related to branch sales completed in the second quarter of fiscal 2007. This compares to net cash provided by financing activities in the prior fiscal year of $59.1 million primarily due to a net increase in deposit accounts of $87.8 million.

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

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. At June 30, 2007, the Bank had $2.6 million invested in federal funds sold. During the year ended June 30, 2007, the Bank decreased its borrowings with the FHLB and FRB by $23.0 million.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2007, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $20.5 million and to sell mortgage loans of $11.1 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2007, the Bank had no outstanding commitments to purchase investment securities available for sale and no commitments to sell investment securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. The Bank currently has $15.0 million in an unsecured line of federal funds with First Tennessee Bank, NA. There were no funds drawn on the line of credit at June 30, 2007. Also, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of June 30, 2007, the Bank had $71.5 million in out-of-market certificates of deposit. The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the FRB.

The Company has a line of credit for $6.0 million with First Tennessee Bank, NA for liquidity needs in the Company. The note is short-term in duration and is subject to annual review. In case of default on the notes, the Company’s ability to pay cash dividends may be restricted. At June 30, 2007 no funds were advanced on the line of credit. See Note 8 of “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, Part II,

Item 7 “Financial Condition Data” of this Form 10-K and Exhibit 10.10 of this Form 10-K for additional information.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors’ approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

During the year ended June 30, 2007, the Company had in effect a stock buy back program which was publicly announced on April 24, 2006 in which the Company was permitted to repurchase up to 10% of the common stock of the Company that was outstanding on May 1, 2006. This stock buy back program expired on April 30, 2007. There were no shares purchased under the program during the fiscal years ended June 30, 2006 or June 30, 2007.

The Company approved a new stock buy back program, which began on May 1, 2007 and was publicly announced on April 30, 2007. Under this program, the Company may repurchase up to 10% of the common stock of the Company outstanding on May 1, 2007, which equals 399,141 shares, through April 30, 2008. There were no shares purchased under the program during the fiscal year ended June 30, 2007.

Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at June 30, 2007, the Bank met all current capital requirements.

The OTS has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OTS core capital requirement for well-capitalized institutions is 5.00% of total adjusted assets. The Bank had Tier 1 (core) capital of 8.31% at June 30, 2007. The minimum OTS risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had risk-based capital of 11.05% at June 30, 2007.

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

Effect of New Accounting Standards

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140. SFAS No. 156 requires the recognition of all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective the beginning of the first fiscal year that begins after September 15, 2006. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The Company has not determined the effect the adoption of SFAS No. 156 will have on its financial statements.

In July 2006, FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements. As required, the Company will adopt FIN 48 effective July 1, 2007. The Company does not expect that the adoption of FIN 48 will have a material impact on our financial position.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. As required by SFAS 157, the Company will adopt this new accounting standard effective July 1, 2008. Management is currently reviewing the impact of SFAS 157 on our financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year-end. As required by SFAS 158, the Company adopted the balance sheet recognition provisions at June 30, 2007 and will adopt the year-end measurement date in 2008.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective July 1, 2008. Management is currently reviewing the impact of SFAS 159 on our financial statements.

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

One approach used to quantify interest rate risk is the net portfolio value (“NPV”) analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following table sets forth, at June 30, 2007 and June 30, 2006, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or -100 basis points, measured in 100 basis point increments). Due to the low prevailing interest rate environment, -300 NPV was not estimated by the OTS.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2007” and “Selected Asset and Liability Price Tables as of June 30, 2006.” Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2007
	Estimated	Estimated Increase
Change in	NPV	(Decrease) in NPV
Interest Rates	Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$101,843	$(25,309)	(20)%
+200	110,655	(16,497)	(13)
+100	119,202	(7,950)	(6)
—	127,152	—	—
-100	131,950	4,798	4
-200	131,297	4,146	3

June 30, 2006
	Estimated	Estimated Increase
Change in	NPV	(Decrease) in NPV
Interest Rates	Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$87,096	$(24,868)	(22)%
+200	95,152	(16,812)	(15)
+100	103,741	(8,223)	(7)
—	111,964	—	—
-100	119,214	7,250	6
-200	121,611	9,647	9

Contractual Obligations

The following table sets forth information with respect to the Company’s contractual obligations as of June 30, 2007. Operating lease obligations are primarily related to the lease of certain branch offices, which the Company has committed to as of June 30, 2007.

	Payments due by period
	1 Year			Greater than
	or Less	1 to 3 Years	3 to 5 Years	5 Years	Total
Deposits without a stated maturity	$452,490	—	—	—	$452,490
Certificates of Deposit	316,088	38,979	8,105	202	363,374
FHLB and Federal Funds	6,500	35,000	22,000	5,000	68,500
Long-Term Debt Obligations	—	—	—	27,837	27,837
Operating Lease Obligations	732	1,313	722	1,534	4,301
Total Contractual Obligations	$775,810	$75,292	$30,827	$34,573	$916,502

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

In an attempt to manage its exposure to change in interest rates, management monitors the Company’s interest rate risk. The Asset/Liability Committee meets periodically to review the Company’s interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank’s securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk although it may in the future, if necessary, to manage interest rate risk.

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

Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. The Company has structured its security portfolio to shorten the repricing of its interest-earning assets. The Company’s mortgage-backed securities and securities available for sale typically have either short or medium terms to maturity or adjustable interest rates. At June 30, 2007, the Company had investment securities available for sale of $27.7 million with contractual maturities of five years or less. Variable-rate mortgage-backed securities totaled $42.7 million at June 30, 2007. Mortgage-backed securities amortize and experience prepayments of principal. The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $46.6 million annually over the past three fiscal years. The Company also manages interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2007, the Company had $66.2 million of savings accounts, $212.5 million of money market accounts and $173.7 million of checking accounts, representing 55.5% of total depositor accounts.

One approach used to quantify interest rate risk is the NPV analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability and Risk Management” of this Form 10-K for further discussion regarding the NPV analysis and an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Sioux Falls, South Dakota
September 24, 2007

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

	2007	2006
ASSETS
Cash and cash equivalents	$22,476	$27,037
Securities available for sale (Note 3)	142,223	145,518
Federal Home Loan Bank stock (Note 8)	5,058	5,647
Loans held for sale (Note 4)	8,776	7,623
Loans and leases receivable (Note 4)	761,599	721,603
Accrued interest receivable	8,495	6,880
Office properties and equipment, net of accumulated depreciation (Note 6)	15,830	14,459
Foreclosed real estate and other properties	508	1,889
Cash value of life insurance	13,519	13,013
Servicing rights (Note 5)	10,871	5,648
Goodwill, net	4,951	4,951
Other assets (Note 10)	7,148	7,026
	$1,001,454	$961,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits (Note 7)	$815,864	$769,002
Advances from Federal Home Loan Bank and other borrowings (Note 8)	68,600	91,620
Subordinated debentures payable to trusts (Note 9)	27,837	27,837
Advances by borrowers for taxes and insurance	10,337	6,969
Accrued expenses and other liabilities (Note 14)	16,546	9,808
Total liabilities	939,184	905,236
Stockholders’ equity (Note 12)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 5,991,200 and 5,926,496 shares issued at June 30, 2007 and June 30, 2006, respectively	60	59
Common stock subscribed for but not issued, 4,623 and 4,078 shares at June 30, 2007 and June 30, 2006, respectively	81	65
Additional paid-in capital	20,898	19,384
Retained earnings, substantially restricted	71,900	68,179
Accumulated other comprehensive (loss), net of related deferred tax effect (Note 17)	(1,502)	(2,462)
Less cost of treasury stock, 1,977,836 and 1,977,836 shares at June 30, 2007 and 2006, respectively	(29,167)	(29,167)
	62,270	56,058
	$1,001,454	$961,294

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(DOLLARS IN THOUSANDS, except share data)

	2007	2006	2005
Interest, dividend and loan fee income:
Loans and leases receivable	$54,344	$47,096	$40,489
Investment securities and interest-bearing deposits	7,530	6,315	4,457
	61,874	53,411	44,946
Interest expense:
Deposits	28,505	20,175	12,659
Advances from Federal Home Loan Bank and other borrowings	7,735	7,587	6,088
	36,240	27,762	18,747
Net interest income	25,634	25,649	26,199
Provision for losses on loans and leases	1,198	5,279	2,681
Net interest income after provision for losses on loans and leases	24,436	20,370	23,518
Noninterest income:
Gain on sale of branches, net	2,763	—	—
Gain on sale of land, net	—	3,557	—
Fees on deposits	5,133	4,538	4,398
Loan servicing income	1,803	1,123	1,248
Gain on sale of loans, net	923	969	924
Earnings on cash value of life insurance	597	570	561
Trust income	936	849	701
Commission and insurance income	500	531	454
Gain on sale of securities, net	—	3	20
Other	541	711	708
	13,196	12,851	9,014
Noninterest expense:
Compensation and employee benefits	18,379	16,691	15,493
Occupancy and equipment	3,797	3,338	3,100
Check and data processing expense	2,299	2,165	1,893
Marketing	1,541	856	1,012
Foreclosed real estate and other properties, net	101	184	200
Other	3,488	3,265	3,238
	29,605	26,499	24,936
Income before income taxes	8,027	6,722	7,596
Income tax expense (Note 10)	2,644	2,214	2,431
Net income	$5,383	$4,508	$5,165
Basic earnings per share (Note 13):	$1.35	$1.15	$1.33
Diluted earnings per share (Note 13):	1.33	1.13	1.29
Dividend declared per share	0.42	0.41	0.40

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(DOLLARS IN THOUSANDS, except share data)

						Accumulated
		Common	Additional			Other
	Common	Stock	Paid-in	Retained	Deferred	Comprehensive	Treasury
	Stock	Subscribed	Capital	Earnings	Compensation	(Loss)	Stock	Total
Balance, June 30, 2004	$53	$698	$17,680	$61,653	$(1,147)	$(1,327)	$(25,961)	$51,649
Comprehensive income
Net income	—	—	—	5,165	—	—	—	5,165
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	516	—	516
Net change in retained interest, net of deferred taxes	—	—	—	—	—	(25)	—	(25)
Comprehensive income								5,656
Issuance of stock and exercise of stock options (Note 16)	2	(698)	1,510	—	49	—	—	863
Common stock subscribed for but not issued	—	1,266	—	—	(1,266)	—	—	—
Cash dividends paid on common stock	—	—	—	(1,551)	—	—	—	(1,551)
Purchase of treasury stock	—	—	—	—	—	—	(3,206)	(3,206)
Amortization of deferred compensation	—	—	—	—	224	—	—	224
Balance, June 30, 2005	55	1,266	19,190	65,267	(2,140)	(836)	(29,167)	53,635
Comprehensive income
Net income	—	—	—	4,508	—	—	—	4,508
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	(1,624)	—	(1,624)
Net change in retained interest, net of deferred taxes	—	—	—	—	—	(2)	—	(2)
Comprehensive income								2,882
Issuance of stock and exercise of stock options (Note 16)	4	(1,266)	1,878	—	—	—	—	616
Common stock subscribed for but not issued	—	65	(65)	—	—	—	—	—
Cash dividends paid on common stock	—	—	—	(1,596)	—	—	—	(1,596)
Reclassify deferred compensation to additional paid-in capital	—	—	(2,140)	—	2,140	—	—	—
Amortization of deferred compensation	—	—	521	—	—	—	—	521
Balance, June 30, 2006	59	65	19,384	68,179	—	(2,462)	(29,167)	56,058
Comprehensive income
Net income	—	—	—	5,383	—	—	—	5,383
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	1,058	—	1,058
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(98)	—	(98)
Comprehensive income								6,343
Issuance of stock and exercise of stock options (Note 16)	1	(65)	1,079	—	—	—	—	1,015
Common stock subscribed for but not issued	—	81	(81)	—	—	—	—	—
Cash dividends paid on common stock	—	—	—	(1,662)	—	—	—	(1,662)
Amortization of deferred compensation	—	—	516	—	—	—	—	516
Balance, June 30, 2007	$60	$81	$20,898	$71,900	$—	$(1,502)	$(29,167)	$62,270

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(DOLLARS IN THOUSANDS, except share data)

	2007	2006	2005
Cash Flows From Operating Activities
Net income	$5,383	$4,508	$5,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for losses on loans and leases	1,198	5,279	2,681
Depreciation	1,623	1,504	1,417
Amortization of discounts and premiums on securities and other	1,817	1,781	1,566
Stock based compensation	628	709	331
Deferred income taxes (credits)	(485)	(557)	(836)
Net change in loans held for resale	(230)	3,584	1,037
(Gain) on sale of loans, net	(923)	(969)	(924)
Realized (gain) on sale of securities, net	—	(3)	(20)
(Gain) on sale of land	—	(3,557)	—
(Gain) on sale of branches	(2,763)	—	—
Losses and provision-for-losses on sales of foreclosed real estate and other properties, net	52	30	53
(Gain) Loss on disposal of office properties and equipment, net	(9)	29	6
Change in other assets and liabilities (Note 20)	4,017	(660)	(490)
Net cash provided by operating activities	10,308	11,678	9,986
Cash Flows From Investing Activities
Loan participations purchased	(22,143)	(4,969)	(16,835)
Loan participations sold	—	14,277	—
Net change in loans outstanding	(24,556)	(66,856)	(15,706)
Proceeds from sale of land	—	4,863	—
Purchase of land held for sale	—	(1,209)	—
Proceeds from sale of loans associated with branch sales	4,256	—	—
Securities available for sale
Sales, maturities and repayments	35,666	53,085	51,106
Purchases	(31,048)	(59,781)	(70,941)
Purchase of Federal Home Loan Bank stock	(4,172)	(4,522)	(5,958)
Redemption of Federal Home Loan Bank stock	4,762	6,574	3,729
Proceeds from sale of office properties and equipment	17	3	2
Proceeds from sale of office properties and equipment associated with branch sales	340	—	—
Purchase of office properties and equipment	(3,342)	(3,170)	(1,848)
Purchase of servicing rights	(6,140)	(989)	(959)
Proceeds from sale of foreclosed real estate and other properties	2,277	715	733
Net cash (used in) investment activities	(44,083)	(61,979)	(56,677)

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(DOLLARS IN THOUSANDS, except share data)

	2007	2006	2005
Cash Flows From Financing Activities
Net increase in deposit accounts	$80,425	$87,786	$22,497
Proceeds of advances from Federal Home
Loan Bank and other borrowings	722,111	807,905	548,976
Payments on advances from Federal Home
Loan Bank and other borrowings	(745,131)	(835,949)	(523,062)
Payment of debt issue costs	—	(7)	—
Proceeds from issuance of subordinated debentures	10,000	—	—
Deposit account disbursements associated with branch sales	(33,563)	—	—
Proceeds on core deposit premium	2,763	—	—
Redemption of subordinated debentures	(10,000)	—	—
Increase (decrease) in advances by borrowers	3,368	523	55
Purchases of treasury stock	—	—	(3,206)
Proceeds from issuance of common stock	903	428	756
Cash dividends paid	(1,662)	(1,596)	(1,551)
Net cash provided by financing activities	29,214	59,090	44,465
Increase (decrease) in cash and cash equivalents	(4,561)	8,789	(2,226)
Cash and Cash Equivalents
Beginning	27,037	18,248	20,474
Ending	$22,476	$27,037	$18,248
Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$34,848	$26,540	$18,554
Cash payments (receipts) for income and franchise taxes, net	1,914	3,861	1,704
Supplemental Disclosure of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$481	$989	$783
Loans receivable reclassified as held for sale	—	223	—
Office property reclassified as held for sale	—	153	—

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

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

Loan Servicing

The cost allocated to servicing rights purchased or retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income. Servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans. The Bank stratifies its capitalized servicing rights based on loan type. The Company performs quarterly testing to determine if loan servicing rights purchased and retained servicing rights are impaired. As of June 30, 2007 there was no impairment to loan servicing rights purchased and retained servicing rights.

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

At June 30, 2007, the Company had $4,951 of goodwill that is not being amortized. The Company performs annual testing to determine if goodwill is impaired. As of June 30, 2007, there is no impairment with respect to intangible assets.

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

Land held for sale is carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or fair value less cost to sell. Costs relating to the development and improvement of property are capitalized, whereas costs relating to holding property are expensed. The carrying amount of land held for sale was $1,362 at June 30, 2006 and $0 at June 30, 2007, as the property was sold in June 2007.

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

During the third quarter of fiscal 2006, the Company declared a 1 1/10 -for-1 stock split of all of the common stock of the Company outstanding, payable in the form of a 1/10-for-1 stock dividend. The 10% stock dividend was paid on April 24, 2006 to shareholders of record as of April 10, 2006. All per share data and number of common shares outstanding have been retroactively adjusted for all periods presented as a result of the stock split.

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and monitoring performance, which is primarily based on products.

	Banking	Other	Total
2007
Net interest income	$29,057	$(3,423)	$25,634
Intersegment interest income	(878)	878	—
Provision for losses on loans and leases	(1,198)	—	(1,198)
Noninterest income	13,355	(159)	13,196
Intersegment noninterest income	(348)	348	—
Noninterest expense	(28,828)	(777)	(29,605)
Intersegment noninterest expense	8	(8)	—
Income before income taxes	$11,168	$(3,141)	$8,027
Total assets	$999,871	$1,583	$1,001,454
2006
Net interest income	$28,905	$(3,256)	$25,649
Intersegment interest income	(1,144)	1,144	—
Provision for losses on loans and leases	(5,279)	—	(5,279)
Noninterest income	9,584	3,267	12,851
Intersegment noninterest income	(183)	183	—
Noninterest expense	(25,857)	(642)	(26,499)
Intersegment noninterest expense	6	(6)	—
Income (loss) before income taxes	$6,032	$690	$6,722
Total assets	$958,352	$2,942	$961,294
2005
Net interest income	$29,081	$(2,882)	$26,199
Intersegment interest income	(1,233)	1,233	—
Provision for losses on loans and leases	(2,681)	—	(2,681)
Noninterest income	8,873	141	9,014
Intersegment noninterest income	(124)	124	—
Noninterest expense	(23,950)	(986)	(24,936)
Intersegment noninterest expense	4	(4)	—
Income (loss) before income taxes	$9,970	$(2,374)	$7,596
Total assets	$892,404	$5,470	$897,874

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

Stock-based compensation

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

	2007	2006	2005
Net income, as reported	$5,383	$4,508	$5,165
Add stock-based employee compensation expense included in reported net income, net of related tax effects	N/A	N/A	214
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(1)	N/A	N/A	(442)
Pro forma net income	$5,383	$4,508	$4,937
Basic earnings per share;
As reported	$1.35	$1.15	$1.33
Pro forma	N/A	N/A	1.27
Diluted earnings per share:
As reported	$1.33	$1.13	$1.29
Pro forma	N/A	N/A	1.24

(1)          Includes expenses related to restricted stock reported in net income.

The Company adopted SFAS No. 123R effective as of July 1, 2005, using the Black-Scholes option-pricing model and the modified prospective method in which compensation cost is recognized for all awards granted subsequent to the Company’s adoption of this statement as well as for the unvested portion of awards outstanding as of the Company’s adoption of this statement. Prior to July 1, 2005, the Company accounted for stock-based compensation in accordance with APB No. 25 and related interpretations. As such, no stock-based employee compensation cost was recognized for grants under the Company’s stock option and incentive plans, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 16 for more information on stock option and incentive plans.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

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

The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual. Net healthcare costs are inclusive of health claims expenses and administration fees offset by stop loss and employee reimbursement. The following table is a summary of net healthcare costs by quarter during fiscal years 2007, 2006 and 2005.

	2007	2006	2005
Quarter ended September 30	$436	$419	$381
Quarter ended December 31	357	409	213
Quarter ended March 31	760	382	379
Quarter ended June 30	596	285	282
Net healthcare costs	$2,149	$1,495	$1,255

NOTE 2—RECLASSIFICATION

During the third quarter of fiscal 2006, the Company completed a line item change of its income recorded on originated mortgage servicing rights for loans sold to South Dakota Housing. This process was done upon a fuller interpretation of Statement No. 140 as issued by the FASB. All periods prior to fiscal 2006 have been revised in presentation to reflect this line item and there was no change to net income, earnings per share, or recorded value of servicing rights as a result of this line item change. The following table reflects the effects of the line item change on the Company’s consolidated statements of income for the fiscal year 2005.

	2005	2004
Loan servicing income	$(198)	$(244)
Gain on sale of loans, net	198	244
Net income change	$—	$—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

NOTE 3—INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$12,092	$21	$(102)	$12,011
Federal Home Loan Bank	17,433	12	(122)	17,323
Municipal bonds	8,088	—	(183)	7,905
Preferred Term Securities	11,018	16	(126)	10,908
	48,631	49	(533)	48,147
Equity securities:
FNMA	8	18	—	26
Federal Ag Mortgage	7	6	—	13
Other Investments	184	—	—	184
	199	24	—	223
Mortgage-backed securities	95,657	5	(1,809)	93,853
	$144,487	$78	$(2,342)	$142,223

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Debt securities
U.S. government agencies and corporations	$12,024	$—	$(225)	$11,799
Federal Home Loan Bank	9,933	—	(222)	9,711
Municipal bonds	6,103	—	(184)	5,919
Preferred term securities	11,019	55	(123)	10,951
	39,079	55	(754)	38,380
Equity securities
FNMA	8	11	—	19
Federal agricultural mortgage	7	3	—	10
Other	67	—	—	67
	82	14	—	96
Mortgage-backed securities	110,328	1	(3,287)	107,042
	$149,489	$70	$(4,041)	$145,518

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

The following tables present the age of gross unrealized losses and fair value by investment category in accordance with FASB Staff Position (FSP) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

	June 30, 2007
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$1,535	$(23)	$7,954	$(79)	$9,489	$(102)
Federal Home Loan Bank	7,927	(40)	5,989	(82)	13,916	(122)
Municipal bonds	4,878	(73)	2,816	(110)	7,694	(183)
Preferred term securities	—	—	1,893	(126)	1,893	(126)
	14,340	(136)	18,652	(397)	32,992	(533)
Mortgage-backed securities	28,809	(250)	59,048	(1,559)	87,857	(1,809)
	$43,149	$(386)	$77,700	$(1,956)	$120,849	$(2,342)

	June 30, 2006
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Debt securities
U.S. government agencies and corporations	$7,896	$(128)	$3,903	$(97)	$11,799	$(225)
Federal Home Loan Bank	8,243	(190)	1,468	(32)	9,711	(222)
Municipal bonds	4,353	(174)	1,566	(10)	5,919	(184)
Preferred Term Securities	1,896	(123)	—	—	1,896	(123)
	22,388	(615)	6,937	(139)	29,325	(754)
Mortgage-backed securities	33,094	(709)	73,876	(2,578)	106,970	(3,287)
	$55,482	$(1,324)	$80,813	$(2,717)	$136,295	$(4,041)

Management does not believe that any individual unrealized losses as of June 30, 2007 represent an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, GNMA and FHLMC. These unrealized losses in total are primarily attributable to changes in interest rates and the contractual cashflows of those investments are guaranteed by an agency of the U.S. government. As a group, the unrealized losses, were less than 1.7% of its respective amortized cost basis for June 30, 2007. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2007.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

The amortized cost and fair values of debt securities as of June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$285	$284
Due after one year through five years	27,437	27,207
Due after five years through ten years	6,614	6,596
Due after ten years	14,295	14,060
	48,631	48,147
Mortgage-backed securities	95,657	93,853
	$144,288	$142,000

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

The components of other comprehensive income (loss)—net change in unrealized gain (loss) on securities available for sale are as follows:

	Years Ended June 30,
	2007	2006	2005
Unrealized holding gain (loss) arising during the year	$1,707	$(2,617)	$853
Less reclassification adjustment for net gains realized in net income	—	(3)	(20)
Net change in unrealized gain (loss) before income taxes	1,707	(2,620)	833
Income (taxes) benefit	(649)	996	(317)
Other comprehensive income—net change in unrealized gain (losses)	$1,058	$(1,624)	$516

Proceeds from the sale of securities available for sale in fiscal 2007 were $3,542 and resulted in gross gains of $0. Proceeds from the sale of securities available for sale in fiscal 2006 were $14,061 and resulted in gross gains of $3. Proceeds from the sale of securities available for sale in fiscal 2005 were $17,174 and resulted in gross gains of $20.

At June 30, 2007 and 2006, securities with a fair value of $120,734 and $131,254, respectively, were pledged as collateral for public deposits and other purposes.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

NOTE 4—LOANS AND LEASES RECEIVABLE

Loans and leases receivable at June 30, 2007 and 2006 consist of the following:

	2007	2006
Loans secured by real estate
Residential
One-to-four family	$117,235	$101,362
Multi-family	34,126	34,161
Commercial	181,121	147,873
Agriculture	48,030	31,484
Construction and development	18,674	33,596
Business, consumer and other
Commercial business	100,013	99,964
Automobile	98,238	106,900
Junior liens on real estate	79,113	84,898
Agriculture	69,608	57,985
Equipment financing leases	22,267	29,343
Other loans	7,079	6,932
Loans on savings accounts	1,772	1,553
	777,276	736,051
Add (less)
Undisbursed portion of loans in process	(10,387)	(9,674)
Deferred loan fees and unamortized discounts and premiums, net	582	883
Allowance for loan and lease losses	(5,872)	(5,657)
	$761,599	$721,603

Loans held for sale totaling $8,776 at June 30, 2007 consist of $8,290 one-to-four family fixed-rate loans, $223 of commercial loans and $263 of student loans. Loans held for sale totaling $7,623 at June 30, 2006 consist of $6,980 one-to-four family fixed-rate loans, $223 of commercial loans and $420 of student loans.

Activity in the allowance for loan losses included in continuing operations is summarized as follows for the fiscal years ended June 30:

	2007	2006	2005
Balance, beginning	$5,657	$5,076	$3,605
Provision charged to income	1,198	5,279	2,681
Charge-offs	(1,292)	(5,123)	(1,545)
Recoveries	309	425	335
Balance, ending	$5,872	$5,657	$5,076

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

The following is a summary of information pertaining to impaired loans and nonaccrual loans as of and for the fiscal years ended June 30, 2007, 2006, and 2005:

	2007	2006	2005
Impaired loans without a valuation allowance	$962	$325	$98
Impaired loans with a valuation allowance	519	—	4,115
Total impaired loans	$1,481	$325	$4,213
Valuation allowance related to impaired loans	$385	$—	$1,750
Nonaccruing loans and leases	$2,190	$1,035	$5,322
Accruing loans and leases delinquent more than 90 days	1,308	2,330	1,609
Average investment in impaired loans	966	2,604	529
Interest income recognized on impaired loans	6	7	16

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 5—LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $970,188 and $557,992 at June 30, 2007 and 2006, respectively.

Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were approximately $9,210 and $6,006, at June 30, 2007 and 2006, respectively.

The carrying values of mortgage and consumer servicing rights were $10,871 and $5,648 at June 30, 2007 and 2006, respectively. The fair values of these rights were $15,740 and $9,102 at June 30, 2007 and 2006, respectively. The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 10%. During fiscal years 2007 and 2006, servicing rights approximating $6,341 and $1,194, respectively, were capitalized. Fiscal 2007 servicing rights include the purchase of $4,956 rights from Great Western Bank. The Company recognized expense for amortization of the cost of servicing rights in the amount of $1,117, $757 and $566 for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

No valuation allowances were provided for servicing rights capitalized during the fiscal years ended June 30, 2007 and 2006.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

NOTE 6—OFFICE PROPERTIES AND EQUIPMENT

	2007	2006
Land	$1,920	$2,001
Buildings and improvements	19,025	17,936
Leasehold improvements	2,199	2,023
Furniture, fixtures, equipment and automobile	15,374	14,542
	38,518	36,502
Less accumulated depreciation and amortization	(22,688)	(22,043)
	$15,830	$14,459

The Company leases numerous telephone and office equipment, which require minimum rentals totaling $227 through the year ending June 30, 2011. In addition, the Company has leased property under various operating lease agreements, which expire at various times. The total rental commitments at June 30, 2007 under the leases are as follows:

2008	$732
2009	694
2010	619
2011	454
2012	268
Thereafter	1,534
$4,301

NOTE 7—DEPOSITS

Deposits at June 30, 2007 and 2006 consist of the following:

	2007	2006
Noninterest bearing checking accounts	$86,679	$84,757
Interest bearing accounts	87,030	54,862
Money market accounts	212,546	232,471
Savings accounts	66,235	76,695
Certificates of deposit	363,374	320,217
	$815,864	$769,002

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

Scheduled maturities of certificates of deposit are as follows:

Maturing in fiscal year:

2008	$316,088
2009	26,429
2010	12,550
2011	3,709
2012	4,396
Thereafter	202
$363,374

Non-IRA deposit accounts are insured up to $100 by the Savings Association Insurance Fund (SAIF) under management of the Federal Deposit Insurance Corporation (FDIC). IRA deposit accounts are insured up to $250 by the Savings Association Insurance Fund (SAIF) under management of the FDIC. The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $162,953 and $127,155 at June 30, 2007 and 2006, respectively. Deposits at June 30, 2007 and 2006 include $73,286 and $68,950, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

NOTE 8—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Des Moines (FHLB) and Other borrowings at June 30, 2007 and 2006, are summarized as follows:

	2007	2006
Fixed-rate advances (with rates ranging from 2.95% to 6.36%)	$68,500	$90,500
Variable-rate advances (with rate of 5.6%)	—	1,120
Other borrowings(1)	100	—
	$68,600	$91,620

(1)          The Bank is a participating lender in the South Dakota Housing Development Authority program for flood victims in the north-eastern part of the state of South Dakota, as of May 2007. The money is provided to the Bank at a zero percent interest rate to be used in making loans to such flood victims. This is a revolving line of credit, in which the participating lender may borrow, prepay and re-borrow for a term of 10 years.

Aggregate maturities of advances, computed based on call date, are as follows: FYE 2008 $6,500 FYE 2009 $2,500 FYE 2010 $32,500 FYE 2011 $12,000 FYE 2012 $5,000 FYE 2013 $5,000 and FYE 2014 $5,000. Prepayment of the callable advances results in a prepayment fee as negotiated between the Bank and the FHLB.

Advances with the FHLB are secured by stock in the FHLB, which is comprised of membership stock and activity-based stock. The membership stock requirement is based as a percentage of total assets as of

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

the preceding December 31. At June 30, 2007, the Bank held $1,212 in membership stock. The activity-based stock requirement is based on 4.45% of advances outstanding. At June 30, 2007, the Bank held $3,846 in activity-based stock.

In addition, advances with the FHLB are secured by one-to-four family first mortgage loans, multi-family first mortgage loans and investment securities. In order to provide additional borrowing collateral, commercial real estate first mortgage loans, home equity line of credit loans and home equity second mortgage have also been pledged with the FHLB. At June 30, 2007, the Bank had total collateral with the FHLB of $136,877 of which $31,377 was available for additional borrowing.

Advances with the Federal Reserve Bank are secured by commercial business loans.

Convertible advances without a strike rate are subject to be called at the FHLB’s discretion. Convertible advances tied to LIBOR strike rates may only be called if the three-month LIBOR rate is equal to or greater than the indicated strike rate.

The Bank currently has a $15,000 unsecured line of federal funds with First Tennessee Bank, NA. On October 4, 2006 the Bank also reaffirmed a $10,000 Fed Funds accommodation from Northern Trust. In addition, the Company has a line of credit for $6,000 with First Tennessee Bank, NA for liquidity needs of the Company. There were no funds drawn on any line of credit at June 30, 2007.

NOTE 9—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

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

On December 8, 2006, the Company exercised its option to redeem the 10,000 shares totaling $10,000 of Trust I. Proceeds from Trust V were used to fund this redemption.

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

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

On December 7, 2006, the Company issued 10,000 shares totaling $10,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust V. Trust V was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust V. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 1.83%, fixed for five years at 6.61%; thereafter, adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond March 1, 2037. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities must be redeemed on March 1, 2037; however, the Company has the option to shorten the maturity date to a date not earlier than March 1, 2012. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

NOTE 10—INCOME TAX MATTERS

The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis. The Bank is allowed bad debt deductions based on actual charge-offs.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

The consolidated provision for income taxes from continuing operations consists of the following for the years ended June 30, 2007, 2006, and 2005:

	2007	2006	2005
Current
Federal	$2,516	$2,475	$2,786
State	613	296	481
Deferred expense	(485)	(557)	(836)
	$2,644	$2,214	$2,431

Income tax expense is different from that calculated at the statutory federal income tax rate to pretax income from continuing operations. The reasons for this difference in the tax expense are as follows:

	2007	2006	2005
Computed “expected” tax expense	$2,810	$2,352	$2,659
Increase (decrease) in income taxes resulting from
Tax exempt income	(353)	(237)	(172)
State taxes, net of federal benefit	392	165	331
Increase in cash surrender value of life insurance	(177)	(169)	(168)
Stock Options	32	(19)	—
Benefit of income taxed at lower rates	(58)	(52)	(61)
Change in valuation allowance	(1)	(3)	(1)
Other, net	(1)	177	(157)
	$2,644	$2,214	$2,431

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

The components of the net deferred tax asset (liability) as of June 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets
Allowance for loan and lease losses	$1,986	$1,950
Accrued expenses	360	253
Net unrealized loss on securities available for sale	860	1,509
Pension Cost	60	—
Other	412	437
	3,678	4,149
Less valuation allowance	(1)	(2)
	3,677	4,147
Deferred tax liabilities
Property and equipment	1,155	1,583
Mortgage servicing rights	388	352
Other assets	208	201
Other	29	10
	1,780	2,146
	$1,897	$2,001

Retained earnings at June 30, 2007 and 2006, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.

NOTE 11—REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to adjusted

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

total assets (as defined). Management believes, as of June 30, 2007 and 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2007, the Office of Thrift Supervision (OTS) categorized the Bank as “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have unfavorably changed the Bank’s category.

The following table summarizes the Bank’s compliance with its regulatory capital requirements at June 30, 2007 and 2006:

					To Be Well Capitalized
					Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2007
Tier I (core) capital (to adjusted total assets)	$82,824	8.31%	$39,895	4.00%	$49,869	5.00%
Total risk-based capital (to risk-weighted assets)	88,252	11.05%	63,933	8.00%	79,916	10.00%
Tangible capital (to tangible assets)	82,824	8.31%	14,961	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	82,824	10.37%	N/A	N/A	47,950	6.00%
As of June 30, 2006
Tier I (core) capital (to adjusted total assets)	$77,667	8.10%	$38,344	4.00%	$47,931	5.00%
Total risk-based capital (to risk-weighted assets)	83,324	10.65%	62,615	8.00%	78,269	10.00%
Tangible capital (to tangible assets)	77,667	8.10%	14,379	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	77,667	9.92%	N/A	N/A	46,961	6.00%

NOTE 12—STOCKHOLDERS’ EQUITY

The Company currently has in effect a publicly announced stock buy-back program in which up to 10% of the common stock of the Company outstanding on May 1, 2007, may be acquired through April 30, 2008. As of June 30, 2007, the Company has not repurchased any shares of common stock pursuant to this current program. Pursuant to a series of stock buy-back programs initiated by the Company since 1996, the Company has purchased an aggregate of 1,977,836 shares of common stock through June 30, 2007 As of June 30, 2007, the maximum number of shares that may yet be purchased under the current program was 399,141 shares.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

The Company has authorized 50,000 shares of Preferred Stock, designated as “Series A Junior Participating Preferred Stock” with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance.

The Company also has preferred share purchase rights (Rights). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $65 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The Rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions),
(ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The Rights expired on October 22, 2006 and were not renewed by the Company.

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992, who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank’s regulatory capital requirements. Capital distributions are limited to the greater of 100% of net income for the year to date plus 50% of the amount of which the lesser of the institution’s tangible core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period. Subsequent to June 30, 2007 the Bank sent written notification to the OTS of its intention to pay dividends for each quarter in the year ending June 30, 2008, to the Company, while maintaining its capital requirements.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

NOTE 13—EARNINGS PER SHARE

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended June 30, 2007, 2006 and 2005, follow:

	2007	2006	2005
Net income	$5,383	$4,508	$5,165
Basic EPS:
Weighted average number of common shares outstanding	3,978,571	3,914,952	3,885,297
Earnings per common share	$1.35	$1.15	$1.33
Diluted EPS:
Weighted average number of common shares outstanding	3,978,571	3,914,952	3,885,297
Common share equivalents—stock options / Stock Appreciation Rights (SARs) under employee compensation plans	78,155	85,126	115,793
Weighted average number of common shares and common share equivalents	4,056,726	4,000,078	4,001,089
Earnings per common share	$1.33	$1.13	$1.29

During the third quarter of fiscal 2006, the Company declared a 1 1/10 -for-1 stock split of all of the common stock of the Company outstanding, payable in the form of a 1/10 -for-1 stock dividend. The 10% stock dividend was paid on April 24, 2006 to shareholders of record as of April 10, 2006. All per share data and number of common shares outstanding have been retroactively adjusted for all periods presented as a result of the stock split.

Options outstanding of approximately 30,800 shares of common stock at a weighted average share price of $17.27 during the fiscal year ended June 30, 2006 , were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. All options outstanding were included in the computation for the years ended June 30, 2007 and June 30, 2005.

NOTE 14—DEFINED BENEFIT PLAN

The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours in a plan year. The benefits are based on 6% of each eligible participant’s annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year treasury note rates. The Company’s funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time. One hundred percent vesting occurs after five years with a retirement age of the later of age 65 or 5 years of participation.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

Statement of Financial Accounting Standards No. 158 (SFAS 158) was issued in September 2006 entitled “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year-end. As required by SFAS 158, the Company adopted the balance sheet recognition provisions at June 30th, 2007 and will adopt the year-end measurement date in 2009. The following summarizes the impact of the initial adoption of SFAS 158, as of June 30, 2007.

The incremental effect of applying SFAS 158 on the following balance sheet items is as follows:

	Impact of SFAS 158
	Before	Adjustment	After
	Dollars in thousands
Prepaid Expenses and Other Assets	$4,453	$(158)	$4,295
Deferred Income Taxes	1,955	60	2,015
Total Assets	1,001,552	(98)	1,001,454
Accumulated Other Comprehensive Income (loss)	(1,404)	(98)	(1,502)
Total Stockholder’s Equity	62,368	(98)	62,270

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

Information relative to the components of net periodic benefit cost measured as of April 30, 2007 and April 30, 2006 for the Company’s defined benefit plan is presented below.

	2007	2006
Changes in benefit obligations
Benefit obligations, beginning	$5,353	$5,021
Service cost	466	466
Interest cost	391	365
Benefits paid	(579)	(143)
Actuarial (gain) loss	(25)	(356)
Benefit obligations, ending	$5,606	$5,353
Changes in plan assets
Fair value of plan assets, beginning	$5,387	$4,240
Actual return on plan assets	470	680
Company contributions	621	610
Benefits paid	(579)	(143)
Fair value of plan assets, ending	$5,899	$5,387
Funded status at end of year
Plan assets (deficient) of obligations	$293	$34
Unrecognized losses	158	216
Prepaid benefit cost at end of year	$451	$250
Accumulated benefit obligation	$4,714	$4,455

The components of pension cost for the fiscal years ended June 30, consist of the following:

	2007	2006	2005
Service cost	$466	$466	$454
Interest cost	391	365	366
Expected return on plan assets	(436)	(373)	(370)
Amortization of prior losses	—	—	33
Amortization of transition asset	—	11	12
Total costs recognized in expense	$421	$469	$495

The components in the balance sheet consist of:

	2007	2006
Prepaid benefit cost	$451	$250
Net asset recorded in the consolidated balance sheet	$451	$250

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

The weighted-average assumptions used to determine benefit obligations at June 30, are as follows:

	2007	2006
Discount rate—pre-retirement	7.50%	7.50%
Discount rate—post-retirement	4.82%	4.58%
Rate of compensation increase	4.00%	4.00%

The weighted-average assumptions used to determine net periodic benefit cost for fiscal years ended June 30, are as follows:

	2007	2006
Discount rate—pre-retirement	7.50%	7.50%
Discount rate—post-retirement	4.58%	4.55%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

The overall expected long-term rate of return on assets is based on economic forecasts and projected asset allocation.

The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	2007
			Actual Asset	Target Asset
	Market	Unrealized	Mix as a % of	Mix as a % of
Investment Category	Value	Gain/(Loss)	Market Value	Market Value
Equities	$4,131	$851	70.0%	65.0%
Fixed	1,746	246	29.6%	30.0%
Cash and cash equivalents	22	(248)	0.4%	5.0%
Total pension plan assets	$5,899	$849	100.0%	100.0%

	2006
			Actual Asset	Target Asset
	Market	Unrealized	Mix as a % of	Mix as a % of
Investment Category	Value	Gain/(Loss)	Market Value	Market Value
Equities	$3,677	$743	68.3%	65.0%
Fixed	1,312	(18)	24.3%	30.0%
Cash and cash equivalents	398	—	7.4%	5.0%
Total pension plan assets	$5,387	$725	100.0%	100.0%

The objective of the pension plan investment policy for equities is to pursue a growth strategy that results in capital appreciation. The objective of the pension plan investment policy for fixed rate instruments and cash equivalents is to ensure safety of principal and interest.

The Company expects to contribute $562 to its pension plan in fiscal 2008.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

Estimated Future Benefit Payments: The following benefit payments which reflect expected future service, as appropriate, are expected to be paid during the years ended June 30:

2008	$287
2009	438
2010	1,045
2011	354
2012	586
Years 2013 - 2017	2,426

NOTE 15—RETIREMENT SAVINGS PLAN

The Company has a retirement savings plan covering all employees of the Company who have attained age 21 and completed one expected year of service during which they worked at least 1,000 hours. The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to IRS Code Section 401(k) and regulations issued there under. The plan allows voluntary contributions by eligible employees, and also allows discretionary contributions by the Company as determined annually by the Board of Directors. The total compensation cost charged to expense related to the plan was $286, $265 and $275, for 2007, 2006, and 2005, respectively.

NOTE 16—STOCK-BASED COMPENSATION PLANS

During fiscal 2003, the Company established the 2002 Stock Option and Incentive Plan (2002 Option Plan). Under the 2002 Option Plan, awards for an aggregate amount of 907,500 common shares may be granted to directors and employees of the Bank. Options granted under the Option Plan may be either options that qualify as Incentive Stock Options, as defined in the Code, or options that do not qualify. Options granted may have a maximum term of 10 years. The 2002 Option Plan also provides for the award of stock appreciation rights, limited stock appreciation rights and restricted stock.

The Company has a long-term incentive plan, which provides for the grant of restricted stock awards and for stock appreciation rights (SARs) settled in stock under the option plans if the Company achieves certain performance levels. For fiscal years 2007, 2006 and 2005, the Company met a performance level in the plan and, accordingly, for fiscal 2007 restricted stock with a value of $82 and SARs with a value of $82 will be issued in fiscal 2008. During fiscal years 2007 and 2006, 4,078 and 76,091 shares, respectively of restricted stock were issued and 20,953 SARs were issued in fiscal 2007 under the 2002 Option Plan. The 2007 issued restricted shares and SARs vest 25% in each of the first through fourth anniversaries of the date of grant. The 2006 issued shares vest 33 1/3% after 3 years, 66 2/3% after 4 years, and 100% after 5 years of continued employment. The issuance value of the restricted shares was $65 and $1,314 for 2007 and 2006, respectively, and is being amortized over the vesting period of four and five years respectively, with the unamortized balance included in additional paid in capital in the consolidated statements of financial condition. During fiscal years 2007, 2006 and 2005, $388, $388 and $195, respectively, were recorded as amortization expense. The issuance value of the 2007 SARs was $65 and is being amortized over the vesting period of four years. During fiscal year 2007, $11 was recorded as amortization expense.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

In connection with meeting a performance level of the long-term incentive plan, 4,815 shares of restricted stock and 26,320 stock appreciation rights (“SARs”) were issued in fiscal 2008 under the plan. Both the restricted shares and SARs issued in fiscal 2008 will have a four-year vesting period in which 25% of the stock vests in each of the first through fourth anniversaries of the date of grant.

During fiscal 2004, the Company created a pool of 12,100 restricted shares for grants under the 2002 Option Plan (2002 Pool). The key provisions of the 2002 Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination. During fiscal years 2007 and 2006, 1,747 and 4,657 restricted shares, respectively, were awarded under the Pool. The issuance value of these restricted shares was $31 and $80 in 2007 and 2006, respectively, and is being amortized over their vesting periods with the unamortized balance included in additional paid in capital in the consolidated balance sheet. During fiscal years 2007, 2006, and 2005, $30, $37 and $29, respectively, were recorded as amortization expense.

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option pricing model. The following assumptions were used for grants in fiscal years 2007, 2006 and 2005:

	2007	2006	2005
Expected volatility	23.00%	24.00%	24.00%
Expected dividend yield	2.63%	2.75%	2.69%
Risk-free interest rate	4.61%	4.09%	3.73%
Expected term (in years)	4	7	7

Stock option/SARs activity for the fiscal years ended June 30, are as follows:

	2007
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance, beginning July 1	318,977	$12.77
Granted	20,953	16.00
Forfeited	(15,146)	16.43
Exercised	(60,283)	13.06
Balance, ending June 30	264,501	$12.75	5.42	$1,262
Exercisable at June 30	237,898	$12.35	5.03	$1,230

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

	2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, beginning July 1	325,422	$12.22
Granted	30,769	17.27
Forfeited	(3,277)	14.86
Exercised	(33,937)	11.39
Balance, ending June 30	318,977	$12.77	5.80	$1,386
Exercisable at June 30	269,628	$12.20	5.28	$1,321

	2005
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, beginning July 1	331,917	$10.20
Granted	93,016	14.88
Forfeited	(22,899)	11.80
Exercised	(76,612)	9.42
Balance, ending June 30	325,422	$12.22	6.42	$2,486
Exercisable at June 30	259,163	$11.54	5.74	$2,156

The weighted-average grant date fair value of options granted during the fiscal years 2006 and 2005 was $3.83 and $3.46, respectively. The weighted-average grant date fair value of stock appreciation rights during the fiscal year 2007 was $3.11. The total intrinsic value of options exercised during the fiscal years 2007, 2006 and 2005, was $269, $194 and $800, respectively. During fiscal years 2007 and 2006, $101 and $188, respectively, were recorded as amortization expense. As of June 30, 2007, there was $49 of total unrecognized compensation cost related to nonvested stock option and SAR awards. The cost is expected to be recognized over a period of 2 years for stock option awards and 3 years for SAR awards. Cash received from the exercise of options for the fiscal years 2007, 2006 and 2005, was $787, $386 and $721, respectively. The tax benefit realized for the tax deductions from cashless option exercises totaled $61, $41 and $53 for the fiscal years 2007, 2006 and 2005, respectively. The company generally uses treasury shares to satisfy stock option exercises.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

Restricted share activity for the fiscal years ended June 30 follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested Balance, beginning	158,159	$15.85	91,888	$13.62	58,037	$12.44
Granted	11,884	16.78	85,572	17.42	55,568	14.68
Vested	(17,890)	13.82	(15,955)	11.37	(15,360)	13.57
Forfeited	(7,442)	15.11	(3,346)	15.85	(6,357)	12.24
Nonvested Balance, ending	144,711	$15.42	158,159	$15.85	91,888	$13.62

Pretax compensation expense recognized for restricted shares for the fiscal years 2007, 2006 and 2005, was $418, $425 and $224, respectively. The tax benefit for the fiscal years 2007, 2006 and 2005 was $142, $144 and $76 respectively. As of June 30, 2007, there was $1,429 of total unrecognized compensation cost related to restricted shares granted under the Plan. That cost is expected to be recognized over a period of 4 years. The total fair value of shares vested during the fiscal years 2007, 2006 and 2005 was $247, $181 and $208, respectively.

The Company has a Director Restricted Stock Plan which provides that awards of restricted shares of the Company’s common stock be made to outside directors of the Company. The plan is designed to allow for payment of the annual retainer fee in shares of the Company’s common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index. Each outside director is entitled to all voting, dividend and distribution rights during the restriction period. The effective date of the plan was July 1, 1997. The plan has 90,750 shares allocated to it and is in effect for a period of ten years. During fiscal years 2007, 2006 and 2005, 6,041, 4,824 and 6,571, shares were awarded and $103, $96 and $90 of expense was incurred under the plan, respectively, as the annual retainer for the Company’s Board of Directors. The Director Restricted Stock Plan expired on December 31, 2006.

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of June 30, are as follows:

	2007	2006
Unrealized loss on securities available for sale net of related tax effect of $(860) and $(1,509)	$(1,404)	$(2,462)
Unrecognized loss on pension benefits net of related tax effect of ($60)	(98)	—
	$(1,502)	$(2,462)

NOTE 18—FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents—The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate their fair values.

Securities—Fair values for investment securities are based on quoted market prices, except for stock in the Federal Home Loan Bank for which fair value is assumed to equal cost.

Loans and leases—Approximately 50% of loans are variable-rate loans that reprice at various frequencies and have no significant change in interest rate risk. Fair values on these loans will therefore closely approximate their carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality. Leases are stated at cost which equals fair value.

Accrued interest receivable—The carrying value of accrued interest receivable approximates its fair value.

Servicing rights—Fair values are estimated using discounted cash flows based on current market rates of interest.

Off-statement-of-financial-condition instruments—Fair values for the Company’s off-statement-of-financial-condition instruments (unused lines of credit and letters of credit), which are based upon fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and counterparties’ credit standing, are not significant.

Deposits—The fair values for deposits with no defined maturities equal their carrying amounts, which represent the amount payable on demand. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on a comparably termed wholesale funding alternative (i.e., FHLB borrowings).

Borrowed funds—The carrying amounts reported for variable rate advances approximate their fair values. Fair values for fixed-rate advances and other borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on advances and borrowings with corresponding maturity dates.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

Subordinated debentures payable to trusts—The carrying amounts for subordinated debentures payable to trusts approximate their fair values.

Accrued interest payable and advances by borrowers for taxes and insurance—The carrying values of accrued interest payable and advances by borrowers for taxes and insurance approximate their fair values.

Estimated fair values of the Company’s financial instruments are as follows at June 30:

	June 30,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$22,476	$22,476	$27,037	$27,037
Securities	142,223	142,223	145,518	145,518
Federal Home Loan Bank stock	5,058	5,058	5,647	5,647
Loans and leases	776,247	763,209	729,226	706,249
Accrued interest receivable	8,495	8,495	6,880	6,880
Servicing rights	10,871	15,740	5,648	9,102
Financial liabilities
Deposits	815,864	813,985	769,002	764,359
Borrowed funds	68,500	67,570	91,620	89,096
Subordinated debentures payable to trusts	27,837	27,837	27,837	27,837
Accrued interest payable and advances by borrowers for taxes and insurance	15,989	15,989	11,187	11,187

NOTE 19—COMMITMENTS, CONTINGENCIES AND CREDIT RISK

The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset. Unused lines of credit amounted to $73,851 and $110,256 at June 30, 2007 and 2006, respectively. Unused letters of credit amounted to $7,861 and $6,530 at June 30, 2007 and 2006, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loan receivable.

The Bank had outstanding commitments to originate or purchase loans of $20,456 and to sell loans of approximately $11,081 at June 30, 2007. The portion of commitments to originate or purchase fixed rate loans totaled $10,745 with a range in interest rates of 4.75% to 8.125%. No losses are expected to be sustained in the fulfillment of any of these commitments.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

NOTE 20—CASH FLOW INFORMATION

Changes in other assets and liabilities for the years ended June 30, 2007, 2006, and 2005, consist of:

	2007	2006	2005
(Increase) decrease in accrued interest receivable	$(1,615)	$(1,793)	$(1,031)
Earnings on cash value of life insurance	(506)	(483)	(561)
Increase (decrease) in net deferred loan fees and other assets	(600)	884	750
Increase (decrease) in accrued expenses and other liabilities	6,738	732	352
	$4,017	$(660)	$(490)

NOTE 21—SUBSEQUENT EVENTS

On July 7, 2007, the Company exercised its option to redeem the 5,000 shares totaling $5,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust II

On July 7, 2007  the Company, in return,  purchased 5,000 shares totaling $5,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust VI resulting in reduced interest expense

NOTE 22—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)

The Company’s condensed balance sheets as of June 30, 2007 and 2006 and related condensed statements of income and cash flows for each of the years in the three-year period ended June 30, 2007, are as follows:

Condensed Balance Sheets

	2007	2006
Assets
Cash primarily with the Bank	$2,727	$2,081
Investments in subsidiaries	86,292	80,175
Investment securities	181	67
Other	1,483	1,786
	$90,683	$84,109
Liabilities
Other borrowings	$27,837	$27,837
Other liabilities	576	214
Stockholders’ equity	62,270	56,058
	$90,683	$84,109

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

Condensed Statements of Income

	2007	2006	2005
Dividends from subsidiaries	$2,950	$1,500	$3,716
Interest and other income	129	3,697	98
Expenses	(3,245)	(2,669)	(2,207)
Income tax benefit	1,034	(389)	736
Equity in undistributed income of subsidiaries	4,515	2,369	2,822
Net income	$5,383	$4,508	$5,165

Consolidated Cash Flows

	2007	2006
Cash Flows From Operating Activities
Net income	$5,383	$4,508
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	317	34
(Gain) on sale of land	—	(3,557)
Equity in (earnings) of subsidiaries	(7,465)	(3,869)
Cash dividends received from subsidiaries	2,950	1,500
Increase (decrease) in liabilities	362	(886)
Other, net	(21)	(281)
Net cash provided by (used in) operating activities	1,526	(2,551)
Cash Flows From Investing Activities
Purchase of investment securities	(116)	(28)
Proceeds from sale of land	—	4,863
Capital contribution to the Bank		(950)
Net cash provided by (used in) investment activities	(116)	3,885
Cash Flows From Financing Activities
Cash dividends paid	(1,662)	(1,596)
Proceeds from issuance of common stock	904	2,052
Proceeds from issuance of subordinated debentures	10,000	—
Redemption of subordinated debentures	(10,000)	—
Payments on other borrowings	—	(705)
Payments of debt issue costs	(6)	(7)
Net cash provided by (used in) financing activities	(764)	(256)
Increase (decrease) in cash	646	1,078
Cash at beginning of period	2,081	1,003
Cash at end of period	$2,727	$2,081

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

NOTE 23—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share data)
Fiscal Year 2007
Total interest income	$15,078	$15,663	$15,360	$15,773
Net interest income	6,418	6,060	6,403	6,753
Provision for losses on loans and leases	291	461	34	412
Net income	1,097	2,111	1,034	1,141
Basic earnings per share	$0.28	$0.53	$0.26	$0.28
Diluted earnings per share	0.27	0.52	0.25	0.27
Fiscal Year 2006
Total interest income	$12,472	$13,143	$13,466	$14,330
Net interest income	6,335	6,393	6,382	6,539
Provision for losses on loans and leases	462	3,630	418	769
Net income	1,023	1,299	1,250	936
Basic earnings per share	$0.26	$0.33	$0.32	$0.24
Diluted earnings per share	0.26	0.33	0.31	0.23

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.                Controls and Procedures

As of June 30, 2007, an evaluation was performed by the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon, and as of the date of that evaluation, the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no significant changes in the Company’s internal control over financial reporting or identified in the above-referenced evaluation that materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, a copy of which will be filed not later than 120 days after June 30, 2007 (the “2007 Proxy Statement”).

Code of Ethics

Information regarding the Company’s Code of Conduct and Ethics is incorporated by reference to the discussion under the heading “Code of Conduct and Ethics” in the Company’s 2007 Proxy Statement.

Directors

Information regarding Directors of the Company is incorporated by reference to the discussion under the heading “Information with Respect to Nominees and Continuing Directors” in Proposal 1 of the Company’s 2007 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

Information regarding the Company’s Audit Committee, including identification of each committee member and the audit committee financial expert, is incorporated by reference to the discussion under the heading “Meetings of the Board of Directors, Compensation of Directors, Committees of the Board of Directors and Independent Directors” in Proposal 1 of the Company’s 2007 Proxy Statement.

Director Nominations

Information regarding material changes, if any, to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors is incorporated by reference to the discussion under the heading “Director Nominations” in Proposal 1 of the Company’s 2007 Proxy Statement.

Executive Officers

Information regarding the executive officers of the Company and the Bank is contained in Part I, Item 1 “Business” of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference.

Item 11.                 Executive Compensation

Information concerning executive compensation is incorporated by reference to the discussion under the heading “Executive Compensation” in the Company’s 2007 Proxy Statement. Information contained under the headings “Report of the Board Compensation Committee on Executive Compensation” and “Stockholder Return Performance Presentation” is not incorporated herein.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners, directors and certain executive officers is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2007 Proxy Statement.

See “Equity Compensation Plan” under Part II, Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters” of this Form 10-K for more information on equity compensation.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference from the discussion under the heading “Executive Compensation—Certain Transactions” in the Company’s 2007 Proxy Statement.

Item 14.                 Principal Accounting Fees and Services

Information concerning the fees for professional services rendered by the Company’s principal accountant is incorporated by reference from the discussion under the heading “Executive Compensation—Report of the Audit Committee—Audit Fees, Audit Related Fees, Tax Fees and All Other Fees” in the Company’s 2007 Proxy Statement. Information concerning the pre-approval policies and procedures of the Company’s Audit Committee is incorporated by reference from the discussion under the heading “Audit Committee Pre-Approval Policies” in Proposal 1 of the Company’s 2007 Proxy Statement.

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

(3)         Exhibits

Exhibit No.	Identification of Exhibit
3.1*	Articles of Incorporation.
3.2*	By-Laws.
10.1

Guarantee Agreement dated July 11, 2002, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2

Indenture Agreement dated July 11, 2002, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.3

Guarantee Agreement dated December 19, 2002, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.4

Indenture Agreement dated December 19, 2002, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.5

Guarantee Agreement dated September 25, 2003, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.6

Indenture Agreement dated September 25, 2003, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.7

Guarantee Agreement dated December 7, 2006, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.8

Indenture Agreement dated December 7, 2006, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.9

Letter Agreement dated June 3, 2003, between HF Financial Corp. and First Tennessee Bank, NA (incorporated herein by reference to Exhibit 10.20 from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

10.10*	Letter Agreement dated July 18, 2007, between HF Financial Corp. and First Tennessee Bank, NA.

10.11#	HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to the exhibits from the Company’s Annual Report on Form 10-K405 for the fiscal year ended June 30, 1993).
10.12#

Amendment to the HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 from the Company’s Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997).

10.13#	HF Financial Corp. 1996 Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.7 from the Company’s Annual Report on Form 10 K405 for the fiscal year ended June 30, 1997).
10.14#

HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 15, 2002).

10.15#

Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Appreciation Rights Agreement (incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K dated September 13, 2006, and filed with the SEC on September 19, 2006).

10.16*#	Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Option Agreement.
10.17#

Home Federal Bank Short-Term Incentive Plan, as amended and restated effective July 2, 2007 (incorporated herein by reference to Exhibit 10.5 from the Company’s Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).

10.18#

Home Federal Bank Fourth Amended and Restated Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 from the Company’s Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).

10.19#

Employment Agreement by and between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).

10.20#

Change-in-Control Agreement by and between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).

10.21#

Form of Employment Agreement by and between Home Federal Bank and each of Darrel L. Posegate, David A. Brown, and Natalie A. Solberg (incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).

10.22#

Form of Change-in-Control Agreement by and between Home Federal Bank and each of Darrel L. Posegate, David A. Brown and Natalie A. Solberg (incorporated herein by reference to Exhibit 10.4 from the Company’s Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).

10.23#

Form of Employment Agreement by and between Home Federal Bank and each of Brent R. Olthoff, Mary F. Hitzemann, and Michael Westberg (incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).

10.24#

Form of Change-in-Control Agreement by and between Home Federal Bank and each of Brent R. Olthoff, Mary F. Hitzemann, and Michael Westberg (incorporated herein by reference to Exhibit 10.4 from the Company’s Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).

21.1*	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Accounting Firm.
31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

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

/s/ CURTIS L. HAGE		/s/ DARREL L. POSEGATE
Curtis L. Hage, Chairman, President and		Darrel L. Posegate, Executive Vice President, Chief
Chief Executive Officer (Principal Executive and Operating Officer)		Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	September 28, 2007	Date:	September 28, 2007
/s/ THOMAS L. VAN WYHE		/s/ ROBERT L. HANSON
Thomas L. Van Wyhe, Director		Robert L. Hanson, Director
Date:	September 28, 2007	Date:	September 28, 2007
/s/ STEVEN R. SERSHEN		/s/ WILLIAM G. PEDERSON
Steven R. Sershen, Director		William. G. Pederson, Director
Date:	September 28, 2007	Date:	September 28, 2007
/s/ CURTIS J. BERNARD		/s/ CHRISTINE E. HAMILTON
Curtis J. Bernard, Director		Christine E. Hamilton, Director
Date:	September 28, 2007	Date:	September 28, 2007

Index to Exhibits

Exhibit Number
3.1	Articles of Incorporation
3.2	By-Laws
10.10	Letter Agreement dated July 18, 2007 between HF Financial Corp. and First Tennessee Bank, NA
10.16	Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Option Agreement
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002