Form 10-Q
period 2007-09-30
HF FINANCIAL CORP
filed 2007-11-14
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

As of November 8, 2007 there were 3,971,124 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value per share.

HF FINANCIAL CORP.

Form 10-Q

PART I  – FINANCIAL INFORMATION

Item 1.    Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	September 30, 2007	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$17,082	$22,476
Securities available for sale	154,700	142,223
Federal Home Loan Bank stock	6,876	5,058
Loans held for sale	7,872	8,776
Loans and leases receivable	772,446	767,471
Allowance for loan and lease losses	(5,493)	(5,872)
Net loans and leases receivable	766,953	761,599

Accrued interest receivable	10,289	8,495
Office properties and equipment, net of accumulated depreciation	15,958	15,830
Foreclosed real estate and other properties	300	508
Cash value of life insurance	13,651	13,519
Servicing rights	11,175	10,871
Goodwill, net	4,951	4,951
Other assets	5,969	7,148
Total assets	$1,015,776	$1,001,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$772,360	$815,864
Advances from Federal Home Loan Bank and other borrowings	121,220	68,600
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	14,422	10,337
Accrued expenses and other liabilities	16,793	16,546
Total liabilities	952,632	939,184

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 6,012,378 and 5,991,200 shares issued at September 30, 2007 and June 30, 2007, respectively	60	60
Common stock subscribed for but not issued, 5,146 shares at June 30, 2007	—	81
Additional paid-in capital	21,359	20,898
Retained earnings, substantially restricted	72,825	71,900
Accumulated other comprehensive income (loss), net of related deferred tax effect	(785)	(1,502)
Less cost of treasury stock, 2,047,836 and 1,977,836 shares at September 30, 2007 and June 30, 2007, respectively	(30,315)	(29,167)
Total stockholders’ equity	63,144	62,270
Total liabilities and stockholders’ equity	$1,015,776	$1,001,454

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Interest, dividend and loan fee income:
Loans and leases receivable	$14,120	$13,240
Investment securities and interest-earning deposits	1,865	1,838
	15,985	15,078
Interest expense:
Deposits	7,498	6,541
Advances from Federal Home Loan Bank and other borrowings	1,819	2,119
	9,317	8,660
Net interest income	6,668	6,418

Provision for losses on loans and leases	325	291

Net interest income after provision for losses on loans and leases	6,343	6,127

Noninterest income:
Fees on deposits	1,413	1,193
Loan servicing income	505	329
Gain on sale of loans, net	259	196
Trust income	249	216
Other	389	410
	2,815	2,344
Noninterest expense:
Compensation and employee benefits	4,443	4,156
Occupancy and equipment	937	938
Marketing	263	443
Check and data processing expense	613	552
Other	888	820
	7,144	6,909

Income before income taxes	2,014	1,562

Income tax expense	667	465
Net income	$1,347	$1,097

Comprehensive income	$2,064	$2,332
Cash dividends declared per share	$0.1075	$0.1050

Earnings per share:
Basic	$0.34	$0.28
Diluted	$0.33	$0.27

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$1,347	$1,097
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	325	291
Depreciation	415	242
Amortization of discounts and premiums on securities and other	505	269
Stock based compensation	108	259
Deferred income taxes (credits)	—	(12)
Net change in loans held for resale	1,163	(1,492)
(Gain) on sale of loans, net	(259)	(196)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	2	19
(Gain) loss on disposal of office properties and equipment, net	—	2
Change in other assets and liabilities	(1,025)	1,931
Net cash provided by operating activities	2,581	2,410

Cash flows from investing activities
Loan participations purchased	(500)	(6,010)
Net change in loans outstanding	(5,361)	(14,557)
Securities available for sale:	9,451	11,329
Sales and maturities and repayments Purchases	(20,770)	(17,114)
Purchase of Federal Home Loan Bank stock	(2,220)	(2,505)
Redemption of Federal Home Loan Bank stock	402	852
Purchase of office properties and equipment	(543)	(981)
Purchase of servicing rights	(550)	(5,224)
Proceeds from sale of foreclosed real estate and other properties, net	132	136
Net cash (used in) investing activities	(19,959)	(34,074)

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended September 30,
	2007	2006

Cash flows from financing activities
Net increase (decrease) in deposit accounts	$(43,504)	$(27,201)
Proceeds of advances from Federal Home Loan Bank and other borrowings	311,767	382,486
Payments on advances from Federal Home Loan Bank and other borrowings	(259,147)	(342,131)
Proceeds from issuance of subordinated debentures	5,000	—
Redemption of subordinated debentures	(5,000)	—
Increase (decrease) in advances by borrowers	4,085	6,718
Purchase of treasury stock	(1,148)	—
Proceeds from issuance of common stock	353	80
Cash dividends paid	(422)	(406)
Net cash provided by financing activities	11,984	19,546

Increase (decrease) in cash and cash equivalents	(5,394)	(12,118)

Cash and cash equivalents
Beginning	22,476	27,037
Ending	$17,082	$14,919

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$9,282	$7,999
Cash payments for income and franchise taxes, net	364	27

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended September 30, 2007 and 2006

(Unaudited)

NOTE 1.                SELECTED ACCOUNTING POLICIES

Basis of presentation:

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited.  However, in the opinion of management, adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for the interim periods have been included.  Results for any interim period are not necessarily indicative of results to be expected for the fiscal year.  Interim consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (“Fiscal 2007”), filed with the Securities and Exchange Commission.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the industry.

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Capital”), Hometown Insurors, Inc. (“Hometown”), Home Federal Securitization Corp. (“HFSC”), Mid-America Service Corporation and PMD, Inc.  The interim consolidated financial statements reflect the deconsolidation of the wholly-owned subsidiary trusts of the Company: HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”), HF Financial Capital Trust V (“Trust V”) and HF Financial Capital Trust VI (“Trust VI”). Trust VI was formed during the fiscal first quarter ended September 30, 2007.  See Note 9 of “Notes to Consolidated Financial Statements.”  All intercompany balances and transactions have been eliminated in consolidation.

 NOTE 2.               REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at September 30, 2007:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$50,511	5.00%
Actual	84,024	8.32
Excess over required	33,513	3.32

Risk-based capital (to risk-weighted assets):
Required	$80,902	10.00%
Actual	89,408	11.05
Excess over required	8,506	1.05

NOTE 3.                EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding  (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. The weighted average number of basic common shares outstanding for the three months ended September 30, 2007 and 2006 was 4,002,458 and 3,959,622, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended September 30, 2007 and 2006 was 4,067,075 and 4,035,493, respectively.

NOTE 4.                INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$12,103	$75	$(1)	$12,177
Federal Home Loan Bank	17,449	147	—	17,596
Municipal bonds	8,019	14	(123)	7,910
Preferred Term Securities	10,302	0	(126)	10,176
	47,873	236	(250)	47,859

Equity securities:
FNMA	8	16	—	24
Federal Ag Mortgage	7	4	—	11
Other Investments	199	—	—	199
	214	20	—	234

Mortgage-backed securities	107,665	248	(1,307)	106,606
	$155,752	$504	$(1,557)	$154,700

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$12,043	$32	$(79)	$11,996
Federal Home Loan Bank	13,426	18	(89)	13,355
Municipal bonds	7,604	25	(84)	7,545
Preferred Term Securities	11,019	68	(81)	11,006
Other Investments	5,423	103	—	5,526
	49,515	246	(333)	49,428

Common Stock:
FNMA	8	14	—	22
Federal Ag Mortgage	7	3	—	10
Other Investments	66	—	—	66
	81	17	—	98

Mortgage-backed securities	105,551	110	(2,020)	103,641
	$155,147	$373	$(2,353)	$153,167

The following table presents the fair value and age of gross unrealized losses by investment category at September 30, 2007 in accordance with FASB Staff Position (“FSP”) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which supersedes Emerging Issues Task Force Issue No. 03-1:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$—	$—	$2,442	$(1)	$2,442	$(1)
Municipal bonds	2,561	(12)	3,110	(111)	5,671	(123)
Preferred term securities	—	—	1,893	(126)	1,893	(126)
Mortgage-backed securities	26,060	(209)	53,402	(1,098)	79,462	(1,307)
	$28,621	$(221)	$60,847	$(1,336)	$89,468	$(1,557)

Management does not believe any individual unrealized losses as of September 30, 2007 represent an other-than-temporary impairment.  The unrealized losses reported for mortgage-backed securities relate to securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses in total are primarily attributable to changes in interest rates and the contractual cashflows of those investments are guaranteed by an agency of the U.S. government.  As a group, the unrealized losses were less than 1.7% of their respective amortized cost basis at September 30, 2007.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2007.

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

Three Months Ended September 30, 2007	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,294	$(626)	$6,668
Provision for losses on loans and leases	(325)	—	(325)
Noninterest income	2,769	46	2,815
Intersegment noninterest income	(32)	(12)	(44)
Noninterest expense	(6,905)	(239)	(7,144)
Intersegment noninterest expense		44	44
Income (loss) before income taxes	$2,801	$(787)	$2,014

Total assets at September 30, 2007	$1,013,252	$2,524	$1,015,776

Three Months Ended September 30, 2006	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,279	$(861)	$6,418
Intersegment interest income	(247)	247	—
Provision for losses on loans and leases	(291)	—	(291)
Noninterest income	2,426	(82)	2,344
Intersegment noninterest income	(7)	7	—
Noninterest expense	(6,716)	(193)	(6,909)
Intersegment noninterest expense	1	(1)	—
Income (loss) before income taxes	$2,445	$(883)	$1,562

Total assets at September 30, 2006	$985,464	$1,731	$987,195

NOTE 6.                DEFINED BENEFIT PLAN

The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours of service in a plan year.  The benefits are based on 6% of each eligible participant’s annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year treasury note rates.  The Company’s funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time.  Participants are 100% vested after five years of service with a retirement age of the later of age 65 or five years of participation.  Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended
	September 30,
	2007	2006

Service cost	$111,830	$116,521
Interest cost	109,260	97,748
Expected return on plan assets	(121,791)	(109,101)
Total costs recognized in expense	$99,299	$105,168

The Company previously disclosed in its consolidated financial statements for Fiscal 2007, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2007, that it contributed $621,000 to fund its qualified pension plan.  During the first quarter of the fiscal year ending June 30, 2008 (“Fiscal 2008”), the Company made contributions of $532,000 to fund its qualified pension plan.  The Company anticipates no additional contributions for Fiscal 2008.

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

The Company assumes the responsibility for funding the plan benefits out of general assets; however, employees cover some of the costs of covered benefits through contributions, deductibles, co-pays and participation amounts.  An employee is eligible for coverage upon completion of 30 calendar days of regular employment.  The plan, which is on a calendar year basis, is intended to comply with, and be governed by, the Employee Retirement Income Security Act of 1974, as amended.

Total net healthcare costs are inclusive of health claims expenses and administration fees offset by stop loss and employee reimbursement.  Reported below is a summary of net healthcare costs by quarter for the fiscal years ended June 30, 2008 and 2007.

	Fiscal Years Ended June 30,
	2008	2007
	(Dollars in Thousands)

Quarter ended September 30	$221	$436
Quarter ended December 31	—	357
Quarter ended March 31	—	760
Quarter ended June 30	—	596
Net healthcare costs	$221	$2,149

NOTE 8.                STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option grant and stock appreciation right is estimated at the grant date using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants in the three months ended September 30, 2007 and 2006:

	For the Three Months Ended
	September 30,
	2007	2006

Expected volatility	22.00%	23.00%
Expected dividend yield	2.61%	2.63%
Risk-free interest rate	4.14%	4.61%
Expected term (in years)	4	4

Stock option and stock appreciation right activity for the three months ended September 30 follows:

	2007
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Balance, beginning July 1	264,501	$12.75
Granted	29,204	16.10
Forfeited	—	—
Exercised	(7,874)	13.73

Balance, ending September 30	285,831	$13.07	5.76	$869

Exercisable at September 30	234,858	$12.38	4.97	$869

	2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Balance, beginning July 1	318,977	$12.77
Granted	20,953	16.00
Forfeited	(6,731)	16.49
Exercised	(6,484)	10.66

Balance, ending September 30	326,715	$12.94	5.83	$1,080

Exercisable at September 30	260,425	$12.20	5.06	$1,041

The weighted-average grant date fair value of options and stock appreciation rights (SARs) granted during the three months ended September 30, 2007 and 2006 was $2.89 and $3.11, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $18,000 and $36,000, respectively.  As of September 30, 2007, there was $9,000 of total unrecognized compensation cost related to nonvested stock option awards.  The cost is expected to be recognized over a period of one year for stock option awards and three years for SARs awards.  Cash received from the exercise of options for the three months ended September 30, 2007 and 2006 was $108,000 and $55,000, respectively.  The tax benefit realized for the tax deductions from cashless option exercises totaled $3,000 and $11,000 for the three months ended September 30, 2007 and 2006, respectively.

Restricted share activity for the three months ended September 30 follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested Balance, beginning	144,711	$16.10	158,159	$15.85
Granted	13,304	16.98	10,335	16.67
Vested	(29,501)	14.72	(15,004)	14.08
Forfeited	—	—	(805)	19.86

Nonvested Balance, ending	128,514	$16.51	152,685	$15.95

Pretax compensation expense recognized for restricted shares for the three months ended September 30, 2007 and 2006 was $111,000 and $118,000, respectively.  The tax benefit for the three months ended September 30, 2007 and 2006 was $35,000 and $40,000, respectively.  As of September 30 2007, there was $1.3 million of total unrecognized compensation cost related to restricted shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of four years.  The total fair value of shares vested during the three months ended September 30, 2007 and 2006 was $329,000 and $129,000, respectively.

The Company had in place a Director Restricted Stock Plan which provides that awards of restricted shares of the Company’s common stock be made to outside directors of the Company.  The plan is designed to allow for payment of the annual retainer fee in shares of the Company’s common stock, with the inclusion of an annual cost of living adjustment based on the Consumer Price Index.  Each outside director is entitled to all voting, dividend and distribution rights during the restriction period.  The effective date of the plan was July 1, 1997.  The plan has 90,750 shares allocated to it and is in effect for a period of ten years.  The Director Restricted Stock Plan expired on December 31, 2006. Awards to directors after this date come from the Company’s 2002 Stock Option and Incentive Plan (2002 Option Plan).

These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2007, under Note 16 of “Notes to Consolidated Financial Statements.”

NOTE 9.                SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

On July 5, 2007, the Company issued 5,000 shares totaling $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust VI.  Trust VI was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust VI.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 1.65%, adjusted quarterly.  Refer to Note 11 in regards to the interest rate swap agreement, which converted the variable-rate Trust Preferred VI security into a fixed-rate security for a term of five years.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 1, 2037.  At the end of the deferral period, all accumulated and unpaid distributions must be paid.  The capital securities must be redeemed on October 1, 2037; however, the Company has the option to shorten the maturity date to a date not earlier than October 1, 2012.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

On July 5, 2007, the Company exercised its option to redeem $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust II.

NOTE 10.              SALE OF BRANCHES

During the second quarter of Fiscal 2007, the Bank closed on the sale of three branches and their associated book of business, along with one physical location, to Great Western Bank.  The Bank recognized a gain on sale of $2.8 million that resulted in the sale of $4.2 million in loans and $33.6 million in deposits.

NOTE 11.              INTEREST RATE CONTRACTS

During the first quarter of Fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable rate Trust Preferred VI security into a fixed-rate security for a term of five years at a fixed rate of 6.69%.  This rate swap is designated as a cash flow hedge.  For the three months ended September 30, 2007, the Company recognized net interest income of $2,355 and this was used to offset the interest expense for the subordinated debentures.

The Company is exposed to losses if the counterparty fails to make its payments under a contract in which we are in a receiving status.  We minimize our risk by monitoring the credit standing of our counterparty.  The Company anticipates the counterparty will be able to fully satisfy its obligations under the remaining agreement.

NOTE 12.              COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income.  Other comprehensive income refers to revenues, expenses and gains and losses under U.S. generally accepted accounting principles which are recorded as an element of shareholders’ equity but are excluded from net income.  The components of total comprehensive income follows:

	For the Three Months Ended
	September 30,
	2007	2006

Net Income	$1,347	$1,097
Other comprehensive income:
Net change in unrealized gain (loss) on securities available for sale, net of deferred taxes	751	1,235
Net change in interest rate swap fair value	(34)	—
Total other comprehensive income	717	1,235

Total comprehensive income	$2,064	$2,332

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

Forward-looking statements can be identified by the fact they do not relate strictly to historical or current facts.  They often include words such as “optimism,” “look-forward,” “bright,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

Forward-looking statements about the Company’s expected financial results and other plans are subject to certain risks, uncertainties and assumptions.  These include, but are not limited to, the risks discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for Fiscal 2007 and the following: possible legislative changes and adverse economic, business and competitive conditions and developments (such as shrinking interest margins and continued short-term rate environments); deposit outflows; reduced demand for financial services and loan products; changes in accounting policies or guidelines, or in monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan and lease portfolios; the ability or inability of the Company to manage interest rate and other risks; unexpected, continuing or excessive claims against the Company’s self-insured health plan; the Company’s use of trust preferred securities; the ability or inability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; or other significant uncertainties.

Forward-looking statements speak only as of the date they are made.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.  Although the Company believes its expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements.

Executive Summary

The Company’s net income for the first quarter of Fiscal 2008 was $1.3 million, or $0.33 per diluted share, compared to $1.1 million, or $0.27 per diluted share, for the first quarter of Fiscal 2007.  Return on average equity was 8.61% at September 30, 2007 compared to 7.67% at September 30, 2006.

The net interest margin on a fully taxable equivalent basis for the three months ended September 30, 2007 was 2.92%, compared to 2.86% for the same period a year ago, an increase of six basis points.  The increase over the same period last year is primarily attributable to higher earning asset yields.   During the first quarter of Fiscal 2008, there was $125,000 expense of unamortized debt issue costs related to the early redemption of the Trust II Trust Preferred Securities, causing a decrease of four basis points to the net interest margin.

Net interest income for the first three months of Fiscal 2008 was $6.7 million, an increase of $250,000, or 3.9%, over the same period a year ago.  For the three months ended September 30, 2007, average interest-earning assets and average interest-bearing liabilities increased 2.7% and 2.0%, respectively, compared to the same period a year ago.  Yields on earning assets increased to 6.86% in the first three months of Fiscal 2008, compared to 6.62% a year ago, an increase of 24 basis points.  For the same time period, cost of funds increased to 4.49%, compared to 4.25%, an increase of 24 basis points.

Net interest margin ratio may vary due to many factors, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.  On September 18, 2007 the Federal Reserve decreased the Fed Funds Target Rate by 50 basis points, the first decrease in short-term interest rates since June 25, 2003.

The Company had previously issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings.  Interest expense on the $27.8 million of trust preferred securities outstanding increased to $665,000 for the three months ended September 30, 2007, compared to $645,000 for the same period a year ago, an increase of $20,000 or 3.1%.  The average rate paid on these securities increased 31 basis points, from 9.19% at September 30, 2006 to 9.50% at September 30, 2007.  In July 2007, the Company refinanced $5.0 million of trust preferred securities, originally issued in July 2002.  This new funding was calculated at a rate based on three-month LIBOR plus 1.65%, fixed for five years, and adjusted quarterly thereafter.  This compares to the original issuance which is based on three-month LIBOR plus 3.65%.  The Company will evaluate the suitability to refinance additional trust preferred securities outstanding over the next year depending upon the yield curve spreads which exist at the time of refinancing

The allowance for loan and lease losses decreased to $5.5 million at September 30, 2007, compared to $5.6 million at September 30, 2006, a decrease of $138,000 or 2.5%.  The ratio of allowance for loan and lease losses to total loans and leases was 0.70% as of September 30, 2007 compared to 0.74% at September 30, 2006.  Total nonperforming assets at September 30, 2007 were $3.6 million as compared to $4.3 million a year ago, a decrease of $635,000 or 14.9%.  The ratio of nonperforming assets to total assets decreased to 0.36% at September 30, 2007, compared to 0.43% at September 30, 2006.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

The Company made a strategic decision during the quarter to stop originating indirect automobile loans, and will continue to service the existing portfolio. As of September 30, 2007, the Consumer Indirect loan portfolio balance was $74.0 million. The Company entered this line of business in the 1990’s as part of an interest rate risk reduction strategy, as well as for further diversification of the balance sheet.

Total deposits at September 30, 2007 were $772.4 million, an increase of $30.6 million, or 4.1%, from September 30, 2006.  Interest expense on these deposits was $7.5 million for the three months ended September 30, 2007, an increase of $957,000, or 14.6%, over the same period a year ago.  In-market deposits increased from $670.5 million at September 30, 2006 to $714.9 million at September 30, 2007, an increase of $44.4 million, or 6.6%.  For the same period, out-of-market deposits decreased from $71.3 million to $57.5 million, respectively.  Public funds have increased, from $87.0 million at September 30, 2006 to $129.4 million at September 30, 2007.  The primary factor affecting interest expense on deposits was the increase in average fiscal year-to-date volume of certificates of deposits by $28.8 million, or 8.6%, from September 2006 to September 2007.  Interest expense for certificates of deposit increased by $865,000 or 23.8% in the first three months of Fiscal 2008, compared to the same period in the prior fiscal year, driving its average cost of funds to 4.93% from 4.31%.

The total risk-based capital ratio of 11.05% at September 30, 2007 is above the 10.64% at September 30, 2006, an increase of 41 basis points.  This continues to place the Bank in the “well capitalized” category within OTS regulation at September 30, 2007 and is consistent with the “well capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

On September 30, 2007, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2007 could be acquired through April 30, 2008.  The company utilized its stock buyback program during the first quarter, repurchasing 70,000 shares.  Under the current program, the company is authorized to repurchase up to 329,141 additional shares of common stock.

Noninterest income was $2.8 million for the quarter ended September 30, 2007 compared to $2.3 million at September 30, 2006, an increase of $471,000 or 20.1%.  The primary factors affecting noninterest income were an increase of $220,000 in fees on deposits, due to higher activity and increased service pricing, and an increase of $176,000 in loan servicing income.

Noninterest expense was $7.1 million for the quarter ended September 30, 2007 compared to $6.9 million at September 30, 2006, an increase of $235,000 or 3.4%.  Compensation and employee benefits expense increased $287,000, or 6.9%, primarily attributable to an increase of $330,000 in variable pay related to performance incentives.  Net healthcare costs decreased $215,000, or 49.3%, due in part to lower claims incidence.  Marketing expenses decreased $180,000, or 40.6%, in the first three months of Fiscal 2008 due to fewer promotions during the period, while Community Investment expense increased $96,000, compared to the same period in the prior fiscal year, primarily due to timing differences.

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

Financial Condition Data

At September 30, 2007, the Company had total assets of $1.0 billion, an increase of $14.3 million from the level at June 30, 2007.  The increase in assets was due primarily to increases in securities available for sale of $12.5 million, and net loans and leases receivable of $5.4 million, offset by a decrease in cash and cash equivalents of $5.4 million.  The increase in liabilities of $13.4 million from June 30, 2007 to September 30, 2007 was primarily due to increases in advances from the FHLB and other borrowings of $52.6 million and advances by borrowers for taxes and insurance of $4.1 million, offset by a decrease in deposits of $43.5 million.  In addition, stockholders’ equity increased $874,000 to $63.1 million at September 30, 2007 from $62.3 million at June 30, 2007, primarily due to net income of $1.3 million, offset by a decrease in accumulated other comprehensive loss of $717,000.

The increase in securities available for sale of $12.5 million was primarily the result of purchases of $20.8 million exceeding sales, maturities and repayments of $9.4 million.  The purchases of $20.8 million included fixed-rate, mortgage-backed securities of $8.3 million.

The increase in net loans and leases receivable of $5.4 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal.  In addition, net deferred (fees), costs and discounts decreased $256,000 from the levels at June 30, 2007 to $323,000 at September 30, 2007.

Cash and cash equivalents decreased $5.4 million due primarily to a decrease in deposits of $43.5 million resulting primarily from seasonal fluctuation in public fund deposits.

Advances from the FHLB and other borrowings increased $52.6 million, which was primarily due to new borrowings of $312.8 million exceeding paydowns of borrowings of $259.1 million.  The overall increase in FHLB borrowings was primarily the result of a decrease in public funds of $37.9 million and a decrease in out-of-market certificates of deposit of $14.0 million.

Advances by borrowers for taxes and insurance increased $4.1 million primarily due to the timing of real estate taxes paid by the Bank.  Real estate taxes for South Dakota are paid in October and April.

The $43.5 million decrease in deposits was due to decreases in savings accounts of $25.4 million, money market accounts of $15.8 million, out-of-market certificates of deposit of $14.0 million and interest-bearing checking accounts of $4.4 million.  Public fund deposits decreased $37.9 million during the quarter due to seasonal fluctuations typical for these accounts, primarily affecting the savings and money market account balances.  These decreases were offset by increases within in-market certificates of deposit of $13.8 million and noninterest-bearing checking accounts of $2.2 million.

During the time period of fiscal years 2002 through 2004, the Company issued a total of $27.8 million in subordinated debentures payable to trusts at various times through its trust subsidiaries.  Each of the issuances included an option to shorten the maturity date at a specific time as stated in the contract.  The issuance of $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust II on July 11, 2002 included an option to shorten the maturity date to July 5, 2007.  The Company exercised this option to redeem $5.0 million of trust preferred securities.  Also during the first quarter of Fiscal 2008, the Company issued $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust VI.  The new funding is calculated at a rate based on three-month LIBOR plus 1.65%, fixed for five years, compared to the original issuance which is based on three-month LIBOR plus 3.65%.  The unamortized amount of $125,000 deferred debt issuance costs related to the original issuance was expensed.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

HF Financial Corp.

Selected Consolidated Financial Condition Data

(Dollars in Thousands, Except per Share Data)

(Unaudited)

Loan and Lease Portfolio Composition

	At September 30, 2007		At June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$121,391	15.71%	$116,544	15.18%
Commercial business and real estate (2) (3)	273,601	35.42%	275,646	35.92%
Multi-family real estate	33,387	4.32%	34,047	4.44%
Equipment finance leases	21,360	2.77%	22,307	2.91%
Consumer Direct (4)	105,105	13.61%	104,647	13.63%
Consumer Indirect (5)	74,025	9.58%	83,094	10.83%
Agricultural	125,818	16.29%	116,710	15.21%
Construction and development	17,759	2.30%	14,476	1.88%
Total Loans and Leases Receivable (6)	$772,446	100.00%	$767,471	100.00%

(1) Excludes $6,128 and $8,290 loans held for sale at September 30, 2007 and June 30, 2007, respectively.

(2) Includes $3,205 and $3,297 tax exempt leases at September 30, 2007 and June 30, 2007, respectively.

(3) Excludes $223 commercial loans held for sale at September 30, 2007 and June 30, 2007.

(4) Excludes $1,520 and $263 student loans held for sale at September 30, 2007 and June 30, 2007, respectively.

(5) The Company announced Consumer Indirect originations ceased during the first quarter of Fiscal 2008.

(6) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

Deposit Composition

	At September 30, 2007		At June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$88,901	11.51%	$86,679	10.62%
Interest bearing checking accounts	82,671	10.70%	87,030	10.67%
Money market accounts	196,779	25.48%	212,546	26.05%
Savings accounts	40,853	5.29%	66,235	8.12%
In-Market Certificates of deposit	305,656	39.57%	291,858	35.77%
Out-of-Market Certificates of deposit	57,500	7.45%	71,516	8.77%
Total Deposits	$772,360	100.00%	$815,864	100.00%

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table does not reflect any effect of income taxes, except where noted.  Average balances consist of daily average balances for the Bank with simple average balances for all other subsidiaries of the Company.  The average balances include nonaccruing loans and leases.  The yields on loans and leases include origination fees, net of costs, which are considered adjustments to yield.

	Three Months Ended September 30,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$776,254	$14,120	7.24%	$744,497	$13,240	7.06%
Investment securities (2) (3)	145,195	1,804	4.94%	151,566	1,759	4.60%
FHLB stock	5,618	61	4.32%	6,974	79	4.49%

Total interest-earning assets	927,067	$15,985	6.86%	903,037	$15,078	6.62%
Noninterest-earning assets	68,334			62,233
Total assets	$995,401			$965,270

Interest-bearing liabilities:
Deposits:
Checking and money market	$285,936	$2,581	3.59%	$280,114	$2,638	3.74%
Savings	54,777	410	2.98%	43,755	261	2.37%
Certificates of deposit	363,832	4,507	4.93%	335,059	3,642	4.31%
Total interest-bearing deposits	704,545	7,498	4.23%	658,928	6,541	3.94%
FHLB advances and other borrowings	92,296	1,154	4.97%	121,867	1,474	4.80%
Subordinated debentures payable to trusts	27,837	665	9.50%	27,837	645	9.19%
Total interest-bearing liabilities	824,678	9,317	4.49%	808,632	8,660	4.25%
Noninterest-bearing deposits	78,968			79,497
Other liabilities	29,150			19,939
Total liabilities	932,796			908,068
Equity	62,605			57,202
Total liabilities and equity	$995,401			$965,270

Net interest income; interest rate spread (4)		$6,668	2.37%		$6,418	2.37%

Net interest margin (4) (5)			2.86%			2.82%

Net interest margin, TE (6)			2.92%			2.86%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the three months ended September 30, 2007 and September 30, 2006 have been annualized.

(5)  Net interest margin is net interest income divided by average interest-earning assets.

(6)  Net interest margin expressed on a fully taxable equivalent basis.

Rate/Volume Analysis of Net Interest Income

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the increases and decreases due to fluctuating outstanding balances due to the levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,
	2007 vs 2006
	Increase	Increase
	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$545	$335	$880
Investment securities (2)	(77)	122	45
FHLB stock	(15)	(3)	(18)

Total interest-earning assets	$453	$454	$907

Interest-bearing liabilities:
Deposits:
Checking and money market	$52	$(109)	$(57)
Savings	66	83	149
Certificates of deposit	307	558	865
Total interest-bearing deposits	425	532	957
FHLB advances and other borrowings	(359)	39	(320)
Subordinated debentures payable to trusts	—	20	20

Total interest-bearing liabilities	$66	$591	$657

Net interest income increase			$250

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

Application of Critical Accounting Policies

GAAP requires management to utilize estimates when reporting financial results.  The Company has identified the policies discussed below as Critical Accounting Policies because the accounting estimates require management to make certain assumptions about matters which may be uncertain at the time the estimate was made and a different method of estimating could have been reasonably made which could have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.

Allowance for Loan and Lease Losses – GAAP requires the Company to set aside reserves or maintain an allowance against probable loan and lease losses in the loan and lease portfolio.  Management must develop a consistent and systematic approach to estimate the appropriate balances to cover the probable losses.  Due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate in accordance with GAAP.

The allowance is compiled by utilizing the Company’s loan and lease risk rating system, which is structured to identify weaknesses in the loan and lease portfolio.  The risk rating system has evolved to a process whereby management believes the system will properly identify the credit risk associated with the loan and lease portfolio.  Due to the stratification of loans and leases for the allowance calculation, the estimate of the allowance for loan and lease losses could change materially if the loan and lease risk rating system would not properly identify the strength of a large or a few large loan and lease customers.  Although management believes it uses the best information available to determine the allowance, unforeseen market or borrower conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.

Mortgage Servicing Rights (“MSR”) – The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans.   The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets.  The asset is amortized in proportion to and over the period of estimated net servicing income.

At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. The Company’s MSRs are primarily servicing rights acquired on South Dakota Housing Development Authority first time homebuyers program.  Due to the lack of quoted markets for the Company’s servicing portfolio, the Company estimates the fair value of the MSRs using present value of future cash flow analysis.  If the analysis produces a fair value greater than or equal to the amortized book value of the MSRs, no impairment is recognized.  If the fair value is less than the book value, an expense for the difference is charged to earnings by initiating a MSR valuation account.  If the Company determines this impairment is temporary, any future changes in fair value are recorded as a change in earnings and the valuation.  If the Company determines the impairment to be permanent, the valuation is written off against the MSRs, which results in a new amortized balance.

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at September 30, 2007.

Self-Insurance - The Company has a self-insured healthcare plan for its employees up to certain limits.  To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $65,000 per individual occurrence with a maximum aggregate limitation of $2.0 million.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Due to the uncertainty of health claims, the approach includes a process which may differ significantly from other methodologies and still produce an estimate in accordance with GAAP.  Although management believes it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual.  These adjustments could significantly affect net earnings if circumstances differ substantially from the assumptions used in estimating the accrual.

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $3.6 million at September 30, 2007 from $4.0 million at June 30, 2007, a decrease of $383,000, or 9.6%.  Nonaccruing loans and leases decreased $789,000 to $1.4 million at September 30, 2007 from $2.2 million at June 30, 2007.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.36% at September 30, 2007 from 0.40% at June 30, 2007.

Nonaccruing loans and leases decreased 36.0%, or $789,000, to $1.4 million at September 30, 2007 compared to $2.2 million at June 30, 2007.  Included in nonaccruing loans and leases at September 30, 2007 were three loans totaling $159,000 secured by one- to four-family real estate, one loan totaling $25,000 secured by commercial real estate loans, twelve loans totaling $842,000 secured by commercial business, one lease totaling $118,000 and 30 consumer loans totaling $257,000.

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

As of September 30, 2007, the Company had $300,000 of foreclosed assets.  The balance of foreclosed assets at September 30, 2007 consisted of $173,000 of single-family collateral owned, $5,000 of equipment finance leases and $122,000 of consumer collateral owned.

At September 30, 2007, the Company had designated $18.3 million of its assets as special mention and classified $8.0 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At September 30, 2007 the Company had $19.8 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $243,000 were classified as of September 30, 2007.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectibility may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes the September 30, 2007 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance the allowance existing at September 30, 2007 will be adequate in the future.

In accordance with the Company’s internal classification of assets policy, management evaluates the loan and lease portfolio on a monthly basis to identify loss potential and determines the adequacy of the allowance for loan and lease losses quarterly.  Loans and leases are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful.  Foreclosed assets include assets acquired in settlement of loans and leases.  The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets As Of
	September 30,	June 30,
	2007	2007
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$159	$228
Commercial real estate	25	25
Commercial business	842	1,441
Equipment finance leases	118	118
Consumer	257	378
Total	1,401	2,190

Accruing loans and leases delinquent more than 90 days:
One- to four-family	326	470
Commercial real estate	153	178
Commercial business	117	213
Equipment finance leases	114	88
Consumer	64	1
Agricultural	1,148	358
Total	1,922	1,308

Foreclosed assets: (1)
One- to four-family	173	158
Equipment finance leases	5	180
Consumer	122	170
Total	300	508

Total nonperforming assets	$3,623	$4,006

Ratio of nonperforming assets to total assets	0.36%	0.40%

Ratio of nonperforming loans and leases to total loans and leases (2) (3)	0.43%	0.45%

(1)  Total foreclosed assets do not include land or other real estate owned held for sale.

(2)  Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)  Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Three Months Ended September 30,
	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$5,872	$5,657
Charge-offs:
One- to four-family	(2)	—
Commercial business	(557)	(164)
Equipment finance leases	(33)	(50)
Consumer	(189)	(214)
Total charge-offs	(781)	(428)

Recoveries:
One- to four-family	—	3
Consumer	77	51
Agriculture	—	57
Total recoveries	77	111

Net (charge-offs)	(704)	(317)

Additions charged to operations	325	291

Balance at end of period	$5,493	$5,631

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.09)%	(0.04)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	0.70%	0.74%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	165.30%	164.99%

(1)  Total loans and leases include loans held for sale.

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

	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan and Lease Type	At September 30, 2007		At June 30, 2007
	(Dollars in Thousands)

One- to four-family	$377	$—	$342	$—
Commercial real estate	573	—	524	—
Multi-family real estate	122	—	123	—
Commercial business	1,944	—	1,974	335
Equipment finance leases	469	—	486	—
Consumer	1,081	—	1,178	—
Agricultural	877	50	860	50

Total	$5,443	50	$5,487	385

Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan and Lease Type	At September 30, 2007			At June 30, 2007
	(Dollars in Thousands)			(Dollars in Thousands)

Commercial business	7	$775	—	7	$1,360	335
Agricultural	1	107	50	1	121	50
Total	8	$882	50	8	$1,481	385

The allowance for loan and lease losses was $5.5 million at September 30, 2007 as compared to $5.6 million at September 30, 2006.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.70% at September 30, 2007 compared to 0.74% at September 30, 2006.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs).  Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

Although management believes it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.  Future additions to the Company’s allowances may result from periodic loan, property or collateral reviews which cannot be predicted at this time.

Comparison of the Three Months Ended September 30, 2007 and September 30, 2006

General.  The Company’s net income was $1.3 million, or $0.34 in basic and $0.33 in diluted earnings per share for the three months ended September 30, 2007, a $250,000 increase in earnings compared to $1.1 million, or $0.28 in basic and $0.27 in diluted earnings per share for the same period in the prior fiscal year.  For the three months ended September 30, 2007, the return on average equity was 8.61%, a 12.3% increase compared to 7.67% for the same period in the prior fiscal year.  For the three months ended September 30, 2007, the return on average assets was 0.54%, an increase of 20.0% compared to 0.45% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including increases in noninterest income of $471,000 and net interest income of $250,000 offset by increases in noninterest expense of $235,000 and provision for losses on loans and leases of $34,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $16.0 million for the three months ended September 30, 2007 as compared to $15.1 million for the same period in the prior fiscal year, an increase of $907,000 or 6.0%.  A $545,000 increase in interest, dividend and loan fee income was due to a 4.3% increase in the average volume of loans and leases receivable and a $335,000 increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 7.06% for the three months ended September 30, 2006 to 7.24% for the three months ended September 30, 2007.  The average yield on total interest-earning assets was 6.86% for the three months ended September 30, 2007 as compared to 6.62% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $9.3 million for the three months ended September 30, 2007 as compared to $8.7 million for the same period in the prior fiscal year, an increase of $657,000 or 7.6%.  A $532,000 increase in interest expense was the result of an increase in average rate paid on interest-bearing deposits from 3.94% for the three months ended September 30, 2006 to 4.23% for the three months ended September 30, 2007.  An increase of $591,000 in interest expense was the result of an increase in the average rate paid on total interest-bearing liabilities from 4.25% for the three months ended September 30, 2006 to 4.49% for the three months ended September 30, 2007.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2007 increased $250,000, or 3.9%, to $6.7 million compared to $6.4 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to increases in the average yield on interest-earning assets and average volume of interest-earning assets offset by increases in the average rate paid on interest-bearing liabilities for the three months ended September, 2007 compared to the same period in the prior fiscal year.  The Company’s net interest margin was 2.86% for the three months ended September 30, 2007 as compared to 2.82% for the same period in the prior fiscal year.

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

During the three months ended September 30, 2007, the Company recorded a provision for losses on loans and leases of $325,000 compared to $291,000 for the three months ended September 30, 2006, an increase of $34,000.  See “Asset Quality” for further discussion.

Noninterest Income.  Noninterest income was $2.8 million for the three months ended September 30, 2007 as compared to $2.3 million for the same period in the prior fiscal year, an increase of $471,000, or 20.1%.  The increase in noninterest income was primarily attributable to increases in fees on deposits of $220,000, loan servicing income of $176,000 and net gain on sale of loans of $63,000 for the three months ended September 30, 2007 as compared to the same period in the prior fiscal year.

Fees on deposits increased $220,000 to $1.4 million for the three months ended September 30, 2007 from $1.2 million the same period in the prior fiscal year primarily due to an increase in higher activity and increased service pricing.

Loan servicing income increased $176,000 from $329,000 for the three months ended September 30, 2006 to $505,000 for the three months ended September 30, 2007 primarily due to an increase of $86.3 million in the balances of loans serviced by the Bank from $915.5 million at September 30, 2006 to $1.0 billion at September 30, 2007.

Noninterest Expense.  Noninterest expense was $7.1 million for the three months ended September 30, 2007 as compared to $6.9 million for the three months ended September 30, 2006, an increase of $235,000, or 3.4%.  The increase in noninterest expense was primarily due to an increase in compensation and employee benefits of $287,000 offset by a decrease in other noninterest expense of $51,000.

Compensation and employee benefits increased $287,000, or 6.9%, from $4.2 million for the three months ended September 30, 2006 to $4.4 million for the three months ended September 30, 2007.

Other noninterest expense decreased $51,000 for the three months ended September 30, 2007 compared to the same period in the prior fiscal year.

Income tax expense.  The Company’s income tax expense for the three months ended September 30, 2007 increased $202,000 or 43.4% to $667,000 compared to $465,000 for the same period in the prior fiscal year.  The effective tax rate was 33.1% and 29.8% for the three months ended September 30, 2007 and 2006, respectively.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  At September 30, 2007, the Bank had outstanding commitments to originate residential mortgage loans of $24.2 million and commercial business loans of $3.1 million.  In addition, the Bank had outstanding commitments to sell residential mortgage loans of $10.0 million, commercial business loans of $223,000 and consumer student loans of $1.5 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to funding for use in liquidity management.  At September 30, 2007, the Bank had no commitments to purchase securities available for sale and no commitments to sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank has unsecured federal funds accommodations totaling $25.0 million with correspondent banks.  In addition, the Company has a revolving line of credit totaling $6.0 million with a correspondent bank.  There were no funds drawn on either line of credit at September 30, 2007.  Additionally, as of September 30, 2007, the Bank had $57.5 million in out-of-market certificates of deposit.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

On September 30, 2007, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2007 could be acquired through April 30, 2008.  As of September 30, 2007, 70,000 shares of common stock had been purchased pursuant to the program.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At September 30, 2007, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.32% at September 30, 2007.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 11.05% at September 30, 2007.

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

Recent Accounting Pronouncements

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140.  SFAS No. 156 requires the recognition of all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective the beginning of the first fiscal year that begins after September 15, 2006.  The Company adopted this new accounting standard effective July 1, 2007.  Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The adoption of SFAS No. 156 has not had a material affect on the Company’s financial statements.

In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements.  As required, the Company adopted FIN 48 effective July 1, 2007.  The adoption of  FIN 48 did not have a material impact on our financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements” and is effective for financial statements issued for fiscal years beginning after November 15, 2007.  SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, the Statement expands disclosures about fair value measurements.  As required by SFAS 157, the Company will adopt this new accounting standard effective July 1, 2008.  Management is currently reviewing the impact of SFAS 157 on our financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R.”  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end.  As required by SFAS 158, the Company adopted the balance sheet recognition provisions at June 30, 2007 and will adopt the year-end measurement date in 2009.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS 159 is effective as of the beginning of an entity’s first fiscal year after November 15, 2007.  SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value.  This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company will adopt this new accounting standard effective July 1, 2008.  Management is currently reviewing the impact of SFAS 159 on our financial statements.

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

In an attempt to manage its exposure to change in interest rates, management monitors the Company’s interest rate risk.  The Company’s Asset/Liability Committee meets periodically to review the Company’s interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank’s securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner.  In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods.  Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty which may have an adverse effect on net income.

The Company adjusts its asset/liability position to mitigate the Company’s interest rate risk.  At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, management may increase the Company’s interest rate risk position in order to increase its net interest margin.  The Company’s results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at June 30, 2007 (the most recent report available) and September 30, 2006, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or –200 basis points, measured in 100 basis point increments).  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2007 or that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2007 changed significantly when compared to June 30, 2007.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of June 30, 2007” and “Selected Asset and Liability Price Tables as of September 30, 2006.”  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

	June 30, 2007
Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points

+300	$101,843	$(25,309)	(20)%
+200	110,655	(16,497)	(13)
+100	119,202	(7,950)	(6)
—	127,152	—	—
-100	131,950	4,798	4
-200	131,297	4,146	3

	September 30, 2006
Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points

+300	$86,907	($26,413)	(23)%
+200	96,391	(16,929)	(15)
+100	105,509	(7,811)	(7)
—	113,320	—	—
-100	117,771	4,451	4
-200	119,032	5,712	5

In managing market risk and the asset/liability mix, the Bank has placed an emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods.  The goal of this policy is to provide a relatively consistent level of net interest income in varying interest rate cycles and to minimize the potential for significant fluctuations from period to period.

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

In addition, the Company, the Bank and each of their subsidiaries are, from time to time, involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses.  While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is generally the opinion of management, after consultation with counsel representing the Bank and the Company in any such proceedings, the resolution of any such proceedings should not have a material effect on the Company’s consolidated financial position or results of operations.  The Company, the Bank and each of their subsidiaries are not aware of any legal actions or other proceedings contemplated by governmental authorities outside of the normal course of business.

Item 1A.                                                  Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for Fiscal 2007.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended September 30, 2007.

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
July 1 - 31, 2007	—	$0.00	—	399,141
August 1 - 31, 2007	70,000	$16.35	70,000	329,141
September 1 - 30, 2007	—	$0.00	—	329,141
1st Quarter Total	70,000	$16.35	70,000

The Company currently has in effect a stock buyback program, which was publicly announced on April 30, 2007 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2007, which equals 399,141 shares, may be acquired through April 30, 2008.  As of September 30, 2007, 70,000 shares of common stock have been purchased pursuant to this program.

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

HF Financial Corp.
(Registrant)

Date:	November 14, 2007	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2007	By:	/s/ Darrel L. Posegate
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