Form 10-Q
period 2007-12-31
HF FINANCIAL CORP
filed 2008-02-14
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

-----------------------------------------------------

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2007

Commission File Number: 0-19972

-----------------------------------------------------

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

LARGE ACCELERATED FILER            ACCELERATED FILER            NON-ACCELERATED FILER   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES         NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 8, 2008 there were 3,966,345 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value per share.

HF FINANCIAL CORP.

Form 10-Q

PART I  –  FINANCIAL INFORMATION

Item 1.             Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

ASSETS	December 31, 2007	June 30, 2007
	(Unaudited)	(Audited)
Cash and cash equivalents	$24,042	$22,476
Securities available for sale	164,352	142,223
Federal Home Loan Bank stock	8,402	5,058
Loans held for sale	5,536	8,776
Loans and leases receivable	759,882	767,471
Allowance for loan and lease losses	(5,424)	(5,872)
Net loans and leases receivable	754,458	761,599

Accrued interest receivable	9,806	8,495
Office properties and equipment, net of accumulated depreciation	15,869	15,830
Foreclosed real estate and other properties	458	508
Cash value of life insurance	13,784	13,519
Servicing rights	11,311	10,871
Goodwill, net	4,951	4,951
Other assets	7,680	7,148
Total assets	$1,020,649	$1,001,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$771,896	$815,864
Advances from Federal Home Loan Bank and other borrowings	130,457	68,600
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	10,953	10,337
Accrued expenses and other liabilities	15,067	16,546
Total liabilities	956,210	939,184
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	- - - -	- - - -
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	- - - -	- - - -
Common stock, $.01 par value, 10,000,000 shares authorized, 6,020,181 and 5,991,200 shares issued at December 31, 2007 and June 30, 2007, respectively	60	60
Common stock subscribed for but not issued, 5,146 shares at June 30, 2007	- - - -	81
Additional paid-in capital	21,637	20,898
Retained earnings, substantially restricted	73,649	71,900
Accumulated other comprehensive income (loss), net of related deferred tax effect	(497)	(1,502)
Less cost of treasury stock, 2,053,836 and 1,977,836 shares at December 31, 2007 and June 30, 2007, respectively	(30,410)	(29,167)
Total stockholders’ equity	64,439	62,270
Total liabilities and stockholders’ equity	$1,020,649	$1,001,454

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Interest, dividend and loan fee income:
Loans and leases receivable	$13,879	$13,728	$27,999	$26,968
Investment securities and interest-earning deposits	2,206	1,935	4,071	3,773
	16,085	15,663	32,070	30,741
Interest expense:
Deposits	6,913	7,359	14,411	13,900
Advances from Federal Home Loan Bank and other borrowings	2,176	2,244	3,995	4,363
	9,089	9,603	18,406	18,263
Net interest income	6,996	6,060	13,664	12,478

Provision for losses on loans and leases	295	461	620	752

Net interest income after provision for losses on loans and leases	6,701	5,599	13,044	11,726

Noninterest income:
Gain on sale of branches, net	- - - -	2,763	- - - -	2,763
Fees on deposits	1,355	1,315	2,768	2,508
Loan servicing income	542	441	1,047	770
Gain on sale of loans, net	439	260	698	456
Trust income	249	230	498	446
Other	381	413	770	823
	2,966	5,422	5,781	7,766
Noninterest expense:
Compensation and employee benefits	4,788	4,478	9,231	8,634
Occupancy and equipment	981	958	1,918	1,896
Marketing	299	704	562	1,147
Check and data processing expense	608	567	1,221	1,119
Other	1,032	984	1,920	1,804
	7,708	7,691	14,852	14,600

Income before income taxes	1,959	3,330	3,973	4,892

Income tax expense	708	1,219	1,375	1,684
Net income	$1,251	$2,111	$2,598	$3,208

Comprehensive income	$1,539	$2,254	$3,603	$4,586
Cash dividends declared per share	$0.1075	$0.1050	$0.2150	$0.2075

Earnings per share:
Basic	$0.32	$0.53	$0.65	$0.81
Diluted	$0.31	$0.52	$0.64	$0.79

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net income	$2,598	$3,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	620	752
Depreciation	850	803
Amortization of discounts and premiums on securities and other	787	971
Stock based compensation	375	452
Deferred income taxes (credits)	- - - -	(572)
Net change in loans held for resale	3,938	(4,888)
(Gain) on sale of loans, net	(698)	(456)
(Gain) on sale of branches	- - - -	(2,763)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	15	32
(Gain) loss on disposal of office properties and equipment, net	- - - -	(7)
Change in other assets and liabilities	(4,436)	5,334
Net cash provided by operating activities	3,974	2,866

Cash flows from investing activities
Loan participations purchased	(4,911)	(18,815)
Net change in loans outstanding	10,833	(3,919)
Proceeds from sale of loans associated with branch sales	- - - -	4,256
Securities available for sale:
Sales and maturities and repayments	26,301	18,668
Purchases	(46,430)	(17,485)
Purchase of Federal Home Loan Bank stock	(4,493)	(2,658)
Redemption of Federal Home Loan Bank stock	1,149	2,830
Proceeds from sale of office properties and equipment	- - - -	9
Proceeds from sale of office properties and equipment associated with branch sales	- - - -	341
Purchase of office properties and equipment	(889)	(2,384)
Purchase of servicing rights	(955)	(5,514)
Proceeds from sale of foreclosed real estate and other properties, net	209	581
Net cash (used in) investing activities	(19,186)	(24,090)

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2007	2006

Cash flows from financing activities
Net increase (decrease) in deposit accounts	$(43,968)	$73,397
Proceeds of advances from Federal Home Loan
Bank and other borrowings	822,949	492,902
Payments on advances from Federal Home Loan
Bank and other borrowings	(761,092)	(494,022)
Proceeds from issuance of subordinated debentures	5,000	10,000
Deposit account disbursements associated with branch sales	- - - -	(33,563)
Redemption of subordinated debentures	(5,000)	(10,000)
Increase (decrease) in advances by borrowers	616	3,040
Purchase of treasury stock	(1,243)	- - - -
Proceeds from issuance of common stock	364	325
Cash dividends paid	(848)	(822)
Net cash provided by financing activities	16,778	41,257

Increase (decrease) in cash and cash equivalents	1,566	20,033

Cash and cash equivalents
Beginning	22,476	27,037
Ending	$24,042	$47,070

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$18,426	$17,013
Cash payments for income and franchise taxes, net	1,850	396

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended December 31, 2007 and 2006

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

 NOTE 2.         REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at December 31, 2007:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$50,735	5.00%
Actual	85,109	8.39
Excess over required	34,374	3.39

Risk-based capital (to risk-weighted assets):
Required	$80,990	10.00%
Actual	90,403	11.16
Excess over required	9,413	1.16

NOTE 3.          EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. The weighted average number of basic common shares outstanding for the three months ended December 31, 2007 and 2006 was 3,955,388 and 3,968,451, respectively. The weighted average number of basic common shares outstanding for the six months ended December 31, 2007 and 2006 was 3,984,376 and 3,964,261, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended December 31, 2007 and 2006 was 4,009,060 and 4,046,493, respectively. The weighted average number of common and dilutive potential common shares outstanding for the six months ended December 31, 2007 and 2006 was 4,043,022 and 4,040,227, respectively.

NOTE 4.          INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$10,054	$122	$ - - - -	$10,176
Federal Home Loan Bank	12,457	215	- - - -	12,672
Municipal bonds	11,147	83	(99)	11,131
Preferred Term Securities	10,931	- - - -	(505)	10,426
	44,589	420	(604)	44,405

Equity securities:
FNMA	8	8	- - - -	16
Federal Ag Mortgage	7	2	- - - -	9
Other Investments	232	- - - -	- - - -	232
	247	10	- - - -	257

Mortgage-backed securities	119,876	860	(1,046)	119,690
	$164,712	$1,290	$(1,650)	$164,352

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$12,061	$25	$(89)	$11,997
Federal Home Loan Bank	13,450	14	(82)	13,382
Municipal bonds	7,925	30	(66)	7,889
Preferred Term Securities	11,019	102	(80)	11,041
Other Investments	5,274	92	- - - -	5,366
	49,729	263	(317)	49,675

Common Stock:
FNMA	8	16	- - - -	24
Federal Ag Mortgage	7	3	- - - -	10
Other Investments	100	- - - -	- - - -	100
	115	19	- - - -	134

Mortgage-backed securities	98,273	100	(1,813)	96,560
	$148,117	$382	$(2,130)	$146,369

The following table presents the fair value and age of gross unrealized losses by investment category at December 31, 2007 in accordance with FASB Staff Position (“FSP”) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)

Municipal bonds	2,192	(9)	2,867	(90)	5,059	(99)
Preferred term securities	8,533	(380)	1,893	(125)	10,426	(505)
Mortgage-backed securities	22,579	(293)	42,923	(753)	65,502	(1,046)
	$33,304	$(682)	$47,683	$(968)	$80,987	$(1,650)

Management does not believe any individual unrealized losses as of December 31, 2007 represent an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses in total are primarily attributable to changes in interest rates and the contractual cashflows of those investments are guaranteed by an agency of the U.S. government. As a group, the unrealized losses were less than 2.0% of their respective amortized cost basis at December 31, 2007. Because the decline in market value is attributable primarily to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

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

Three Months Ended December 31, 2007	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,503	$(507)	$6,996
Provision for losses on loans and leases	(295)	- - - -	(295)
Noninterest income	2,923	43	2,966
Intersegment noninterest income	(22)	(22)	(44)
Noninterest expense	(7,408)	(300)	(7,708)
Intersegment noninterest expense	- - - -	44	44
Income (loss) before income taxes	$2,701	$(742)	$1,959

Total assets at December 31, 2007	$1,016,060	$4,589	$1,020,649

Three Months Ended December 31, 2006	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,174	$(1,114)	$6,060
Intersegment interest income	(230)	230	- - - -
Provision for losses on loans and leases	(461)	- - - -	(461)
Noninterest income	5,475	(53)	5,422
Intersegment noninterest income	(201)	201	- - - -
Noninterest expense	(7,463)	(228)	(7,691)
Intersegment noninterest expense	3	(3)	- - - -
Income (loss) before income taxes	$4,297	$(967)	$3,330

Total assets at December 31, 2006	$1,009,944	$2,074	$1,012,018

Six Months Ended December 31, 2007	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$14,797	$(1,133)	$13,664
Provision for losses on loans and leases	(620)	- - - -	(620)
Noninterest income	5,692	89	5,781
Intersegment noninterest income	(54)	(34)	(88)
Noninterest expense	(14,313)	(539)	(14,852)
Intersegment noninterest expense	- - - -	88	88
Income (loss) before income taxes	$5,502	$(1,529)	$3,973

Total assets at December 31, 2007	$1,016,060	$4,589	$1,020,649

Six Months Ended December 31, 2006	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$14,453	$(1,975)	$12,478
Intersegment interest income	(477)	477	- - - -
Provision for losses on loans and leases	(752)	- - - -	(752)
Noninterest income	7,901	(135)	7,766
Intersegment noninterest income	(208)	208	- - - -
Noninterest expense	(14,179)	(421)	(14,600)
Intersegment noninterest expense	4	(4)	- - - -
Income (loss) before income taxes	$6,742	$(1,850)	$4,892

Total assets at December 31, 2006	$1,009,944	$2,074	$1,012,018

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Service cost	$111,830	$116,521	$223,660	$233,042
Interest cost	109,260	97,748	$218,520	$195,496
Expected return on plan assets	(121,791)	(109,101)	$(243,582)	$(218,202)
Total costs recognized in expense	$99,299	$105,168	$198,598	$210,336

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

	Fiscal Years Ended June 30,
	2008	2007
	(Dollars in Thousands)

Quarter ended September 30	$221	$436
Quarter ended December 31	409	357
Quarter ended March 31	- - - -	760
Quarter ended June 30	- - - -	596
Net healthcare costs	$630	$2,149

NOTE 8.          STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option grant and stock appreciation right is estimated at the grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in the six months ended December 31, 2007 and 2006:

	For the Six Months Ended
	December 31,
	2007	2006

Expected volatility	22.00%	23.00%
Expected dividend yield	2.61%	2.63%
Risk-free interest rate	4.10%	4.61%
Expected term (in years)	4	4

Stock option and stock appreciation right activity for the six months ended December 31 follow:

	Stock Options

	2007				2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Beginning Balance	244,602	$12.75			318,977	$12.77
Granted	- - - -	- - - -			- - - -	- - - -
Forfeited	(1,870)	17.27			(11,002)	17.27
Exercised	(24,920)	10.88			(23,267)	12.69

Ending Balance	217,812	$12.60	6.06	$508	284,708	$12.85	5.76	$1,268

	Stock Appreciation Rights

	2007				2006
	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Beginning Balance	19,899	$12.75			- - - -	$ - - - -
Granted	29,204	16.10			20,953	16.00
Forfeited	(3,534)	16.05			(1,054)	16.00
Exercised	- - - -	- - - -			- - - -	- - - -

Ending Balance	45,569	$13.22	3.33	$83	19,899	$12.85	3.75	$81

The weighted-average grant date fair value of options and stock appreciation rights (SARs) granted during the six months ended December 31, 2007 and 2006 was $2.89 and $3.11, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2007 and 2006 was $106,000 and $107,000, respectively. As of December 31, 2007, there was $6,000 of total unrecognized compensation cost related to nonvested stock option awards. The cost is expected to be recognized over a period of six months for stock option awards and over a weighted average period of four years for SARs awards. Cash received from the exercise of options for the six months ended December 31, 2007 and 2006 was $271,000 and $295,000, respectively. The tax benefit realized for the tax deductions from cashless option exercises totaled $2,600 and $30,000 for the six months ended December 31, 2007 and 2006, respectively.

Restricted share activity for the six months ended December 31 follows:

	2007		2006

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested Balance, beginning	144,711	$16.10	158,159	$15.85
Granted	14,955	16.78	10,335	16.67
Vested	(30,925)	14.47	(16,447)	13.97
Forfeited	(10,894)	16.46	(5,733)	15.35

Nonvested Balance, ending	117,847	$16.58	146,314	$16.06

Pretax compensation expense recognized for restricted shares for the six months ended December 31, 2007 and 2006 was $216,000 and $234,000, respectively. The tax benefit for the six months ended December 31, 2007 and 2006 was $73,000 and $80,000, respectively. As of December 31 2007, there was $1.2 million of total unrecognized compensation cost related to restricted shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”). The cost is expected to be recognized over a weighted-average period of four years. The total fair value of shares vested during the six months ended December 31, 2007 and 2006 was $447,000 and $230,000, respectively.

Awards to directors of restricted shares of the Company’s common stock are made to outside directors from the Company’s 2002 Stock Option and Incentive Plan (2002 Option Plan). This plan was effective for directors as of January 1, 2007, when the prior plan, the “Director Restricted Stock Plan” expired on December 31, 2006. The Director Restricted Stock Plan provided awards of restricted shares of the Company’s common stock and was in effect for a period of ten years.

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

On July 5, 2007, the Company exercised its option to redeem $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust II.

NOTE 10.       SALE OF BRANCHES

During the second quarter of Fiscal 2007, the Bank closed on the sale of three branches and their associated book of business, along with one physical location. The Bank recognized a gain on sale of $2.8 million that resulted in the sale of $4.2 million in loans and $33.6 million in deposits.

NOTE 11.       INTEREST RATE CONTRACTS

During the first quarter of Fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate security for a term of five years at a fixed rate of 6.69%. This rate swap is designated as a cash flow hedge. For the six months ended December 31, 2007, the Company recognized net interest income of $5,100 and this was used to offset the interest expense for the subordinated debentures.

The Company is exposed to losses if the counterparty fails to make its payments under a contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparty. The Company anticipates the counterparty will be able to fully satisfy its obligations under the remaining agreement.

NOTE 12.       COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenues, expenses and gains and losses under accounting principles generally accepted in the United States of America (“GAAP”) which are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income follow:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Net Income	$1,251	$2,111	$2,598	$3,208
Other comprehensive income:
Net change in unrealized gain (loss) on securities available for sale, net of deferred taxes	430	143	1,181	1,378
Net change in interest rate swap fair value	(142)	- - - -	(176)	- - - -
Total other comprehensive income	288	143	1,005	1,378

Total comprehensive income	$1,539	$2,254	$3,603	$4,586

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

Executive Summary

The Company’s net income for the second quarter of Fiscal 2008 was $1.3 million, or $0.31 in diluted earnings per share, compared to $2.1 million, or $0.52 in diluted earnings per share, for the second quarter of Fiscal 2007. Fiscal year 2007 second quarter net income included a non-recurring after-tax gain on sale of branches of $1.7 million, which represented $0.42 of diluted earnings per share. For the first six months of Fiscal 2008, net income was $2.6 million, or $0.64 in diluted earnings per share, compared to $3.2 million, or $0.79 in diluted earnings per share, for the first six months of Fiscal 2007. Return on average equity was 8.18% at December 31, 2007 compared to 11.05% at December 31, 2006.

The net interest margin on a fully taxable equivalent basis for the six months ended December 31, 2007 was 2.96%, compared to 2.76% for the same period a year ago, an increase of 20 basis points. The increase over the same period last year is primarily attributable to a higher volume of earning assets and higher yields on earning assets. During the first quarter of Fiscal 2008, there was $125,000 expense of unamortized debt issue costs related to the early redemption of the Trust II Trust Preferred Securities. This caused a decrease of three basis points to the net interest margin on a fully taxable equivalent basis for the six months ended December 31, 2007. During the second quarter of Fiscal 2007, the Company expensed $290,000 of unamortized debt issuance costs relating to the redemption of the Trust I Trust Preferred Securities. This caused a decrease of six basis points to the net interest margin on a fully taxable equivalent basis for the six months ended December 31, 2006.

Net interest income for the first six months of Fiscal 2008 was $13.7 million, an increase of $1.2 million, or 9.5%, over the same period a year ago. Net interest income increased $936,000, or 15.4%, to $7.0 million for the three months ended December 31, 2007 from $6.1 million for the same period in the prior fiscal year. For the six months ended December 31, 2007, average interest-earning assets and average interest-bearing liabilities increased 2.4% and 1.7%, respectively, compared to the same period a year ago. Yields on earning assets increased to 6.81% in the first six months of Fiscal 2008, compared to 6.67% a year ago, an increase of 14 basis points. For the same period, cost of funds decreased to 4.38%, compared to 4.40%, a decrease of two basis points.

Net interest margin ratio may vary due to many factors, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services. On September 18, 2007 the Federal Reserve decreased the Fed Funds Target Rate by 50 basis points, the first decrease in short-term interest rates since June 25, 2003. This action was followed by another Fed Funds rate cut of 25 basis points on October 31, 2007 and by a 25 basis point cut on December 11, 2007.

The Company had previously issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings. Interest expense on the $27.8 million of trust preferred securities outstanding decreased to $1.2 million for the six months ended December 31, 2007, compared to $1.6 million for the same period a year ago, a decrease of $358,000 or 23.0%. The average rate paid on these securities decreased 253 basis points, from 11.10% at December 31, 2006 to 8.57% at December 31, 2007. In July 2007, the Company refinanced $5.0 million of trust preferred securities, originally issued in July 2002. This new funding was calculated at a rate based on three-month LIBOR plus 1.65%. This compares to the original issuance which was based on three-month LIBOR plus 3.65%. In December 2006, the Company refinanced $10.0 million of trust preferred securities, originally issued in November 2001. The new funding was calculated at a rate based on three-month LIBOR plus 1.83%, fixed for five years and adjusted quarterly thereafter, compared to the original issuance of six-month LIBOR plus 3.75%. The Company will evaluate the suitability to refinance additional trust preferred securities outstanding over the next year depending upon yield curve spreads which exist at the time of refinancing.

The allowance for loan and lease losses decreased to $5.4 million at December 31, 2007, compared to $5.9 million at December 31, 2006, a decrease of $448,000 or 7.6%. The ratio of allowance for loan and lease losses to total loans and leases was 0.71% as of December 31, 2007 compared to 0.77% at December 31, 2006. Total nonperforming assets at December 31, 2007 were $3.4 million as compared to $4.5 million a year ago, a decrease of $1.1 million or 23.7%. The ratio of nonperforming assets to total assets decreased to 0.34% at December 31, 2007, compared to 0.44% at December 31, 2006. The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience. This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

The Company made a strategic decision during the first quarter of Fiscal 2008 to stop originating indirect automobile loans, and will continue to service the existing portfolio. As of December 31, 2007, the Consumer Indirect loan portfolio balance was $62.9 million, a decrease of $20.2 million from June 30, 2007. The Company entered this line of business in the 1990’s as part of an interest rate risk reduction strategy, as well as for further diversification of the balance sheet.

Total deposits at December 31, 2007 were $771.9 million, a decrease of $36.9 million, or 4.6%, from December 31, 2006. In-market deposits increased from $693.6 million at December 31, 2006 to $752.8 million at December 31, 2007, an increase of $59.2 million, or 8.5%. For the same period, out-of-market deposits decreased from $115.3 million to $19.1 million, respectively. Public funds have increased, from $122.1 million at December 31, 2006 to $151.8 million at December 31, 2007. Interest expense on deposits was $14.4 million for the six months ended December 31, 2007, an increase of $511,000, or 3.7%, over the same period a year ago. The primary factor affecting interest expense on deposits was the increase in average fiscal year-to-date volume of certificates of deposits by $8.6 million, or 2.4%, from December 2006 to December 2007. Interest expense for certificates of deposit increased by $951,000, or 11.7%, in the first six months of Fiscal 2008, compared to the same period in the prior fiscal year, driving its average cost of funds to 4.91% from 4.48%.

In October 2007, the Company announced an increase in its quarterly cash dividend, from 10.50 cents per share to 10.75 cents per share, resulting in an annualized increase of 2.4%.

The total risk-based capital ratio of 11.16% at December 31, 2007 is above the 10.85% at December 31, 2006, an increase of 31 basis points. This continues to place the Bank in the “well capitalized” category within OTS regulation at December 31, 2007 and is consistent with the “well capitalized” OTS category in which the Company plans to operate. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

On December 31, 2007, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2007 could be acquired through April 30, 2008. The Company utilized its stock buyback program during the second quarter, repurchasing 6,000 shares.  For fiscal year 2008, the Company has repurchased a total of 76,000 shares. Under the current program, the Company is authorized to repurchase up to 323,141 additional shares of common stock through April 30, 2008.

Non-interest income was $3.0 million for the quarter ended December 31, 2007 compared to $5.4 million at December 31, 2006, a decrease of $2.5 million or 45.3%. The quarter ending December 31, 2006 included a one-time gain on sale of branches of $2.8 million. Excluding this gain, non-interest income for the quarter ended December 31, 2006 would have been $2.7 million. The primary factors affecting non-interest income were increases of $179,000 in net gain on sale of loans and $101,000 in loan servicing income.

Non-interest expense was $7.7 million for the quarter ended December 31, 2007 compared to $7.7 million at December 31, 2006, an increase of $17,000 or 0.2%. Compensation and employee benefit expense increased $310,000 and other non-interest expense increased $48,000, offset by a decrease in marketing expense of $405,000. The increase in compensation and employee benefit expense was primarily due to increases in variable pay relating to employee incentives of $118,000, regular employee compensation of $80,000 and net healthcare costs of $52,000. The increase in other non-interest expense was primarily due to an increase in legal expenses of $138,000. The decrease in marketing expense was attributed to additional expenses in Fiscal 2007 for several deposit package programs.

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

Financial Condition Data

At December 31, 2007, the Company had total assets of $1.0 billion, an increase of $19.2 million from the level at June 30, 2007. The increase in assets was due primarily to increases in securities available for sale of $22.1 million, and FHLB stock of $3.3 million, offset by decreases in loans and leases receivable of $7.6 million and loans held for sale of $3.2 million. The increase in liabilities of $17.0 million from June 30, 2007 to December 31, 2007 was primarily due to increases in advances from the FHLB and other borrowings of $61.9 million, offset by a decrease in out-of-market deposits of $52.4 million. In addition, stockholders’ equity increased $2.2 million to $64.4 million at December 31, 2007 from $62.3 million at June 30, 2007, primarily due to net income of $2.6 million.

The increase in securities available for sale of $22.1 million was primarily the result of purchases of $46.4 million exceeding sales, maturities and repayments of $26.3 million. The purchases of $46.4 million included fixed-rate, mortgage-backed securities of $20.1 million. The increase in FHLB stock of $3.3 million was the result of higher outstanding balances of advances.

The decrease in net loans and leases receivable of $7.6 million was due primarily to the previous announcement on the decision to stop indirect automobile loan origination. The balances on consumer indirect loans decreased $20.2 million from June 30, 2007 to December 31, 2007. This was offset by the increase in other loan and lease receivables of $12.6 million for the same period. In addition, net deferred (fees), costs and discounts decreased $425,000 from the levels at June 30, 2007 to $157,000 at December 31, 2007. Loans held for sale decreased $3.2 million primarily due to the lower level of one- to four-family loans held.

Advances from the FHLB and other borrowings increased $61.9 million. The overall increase in FHLB borrowings was primarily the result of a decrease in public funds of $15.5 million and a decrease in out-of-market certificates of deposit of $52.4 million.

The $44.0 million decrease in deposits was due to decreases in out-of-market certificates of deposit of $52.4 million, money market accounts of $29.7 million and savings accounts of $8.6 million. The decrease in out-of-market certificates of deposit is attributed to a decision to pursue other sources of lower cost wholesale funds in the period. Public fund deposits decreased $15.5 million during the first six months of Fiscal 2008 due to seasonal fluctuations typical for these accounts, primarily affecting the savings and money market account balances. These decreases were offset by increases within in-market certificates of deposit of $42.3 million, non-interest-bearing checking accounts of $2.8 million and interest-bearing checking accounts of $1.6 million.

During the period of fiscal years 2002 through 2004, the Company issued a total of $27.8 million in subordinated debentures payable to trusts at various times through its trust subsidiaries. Each of the issuances included an option to shorten the maturity date at a specific time as stated in the contract. The issuance of $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust II on July 11, 2002 included an option to shorten the maturity date to July 5, 2007. The Company exercised this option to redeem $5.0 million of trust preferred securities. Also during the first quarter of Fiscal 2008, the Company issued $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust VI. The new funding is calculated at a rate based on three-month LIBOR plus 1.65%, compared to the original issuance which was based on three-month LIBOR plus 3.65%. The unamortized amount of $125,000 deferred debt issuance costs related to the original issuance was expensed.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

Loan and Lease Portfolio Composition
	At December 31, 2007		At June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$108,142	14.23%	$116,544	15.18%
Commercial business and real estate (2) (3)	284,712	37.47%	275,646	35.92%
Multi-family real estate	42,862	5.64%	34,047	4.44%
Equipment finance leases	21,081	2.77%	22,307	2.91%
Consumer Direct (4)	103,487	13.62%	104,647	13.63%
Consumer Indirect (5)	62,914	8.28%	83,094	10.83%
Agricultural	126,213	16.61%	116,710	15.21%
Construction and development	10,471	1.38%	14,476	1.88%
Total Loans and Leases Receivable (6)	$759,882	100.00%	$767,471	100.00%

(1) Excludes $3,765 and $8,290 loans held for sale at December 31, 2007 and June 30, 2007, respectively.

(2) Includes $3,109 and $3,297 tax exempt leases at December 31, 2007 and June 30, 2007, respectively.

(3) Excludes $223 commercial loans held for sale at December 31, 2007 and June 30, 2007.

(4) Excludes $1,547 and $263 student loans held for sale at December 31, 2007 and June 30, 2007, respectively.

(5) The Company announced Consumer Indirect originations ceased during the first quarter of Fiscal 2008.

(6) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

Deposit Composition
	At December 31, 2007		At June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$89,496	11.60%	$86,679	10.62%
Interest bearing checking accounts	88,677	11.49%	87,030	10.67%
Money market accounts	182,809	23.68%	212,546	26.05%
Savings accounts	57,664	7.47%	66,235	8.12%
In-Market Certificates of deposit	334,169	43.29%	291,858	35.77%
Out-of-Market Certificates of deposit	19,081	2.47%	71,516	8.77%
Total Deposits	$771,896	100.00%	$815,864	100.00%

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

	Three Months Ended December 31,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$775,089	$13,879	7.12%	$762,367	$13,728	7.14%
Investment securities (2) (3)	162,701	2,119	5.18%	157,222	1,860	4.69%
FHLB stock	7,703	87	4.48%	6,657	75	4.47%

Total interest-earning assets	945,493	$16,085	6.77%	926,246	$15,663	6.71%
Noninterest-earning assets	72,793			71,653
Total assets	$1,018,286			$997,899

Interest-bearing liabilities:
Deposits:
Checking and money market	$265,510	$2,077	3.11%	$277,185	$2,676	3.83%
Savings	47,416	274	2.30%	38,123	207	2.15%
Certificates of deposit	371,511	4,562	4.89%	383,073	4,476	4.64%
Total interest-bearing deposits	684,437	6,913	4.02%	698,381	7,359	4.18%
FHLB advances and other borrowings	135,817	1,642	4.81%	111,084	1,332	4.76%
Subordinated debentures payable to trusts (4)	27,837	534	7.63%	27,837	912	13.00%
Total interest-bearing liabilities	848,091	9,089	4.26%	837,302	9,603	4.55%
Noninterest-bearing deposits	80,806			77,757
Other liabilities	25,674			23,836
Total liabilities	954,571			938,895
Equity	63,715			59,004
Total liabilities and equity	$1,018,286			$997,899

Net interest income; interest rate spread (5)		$6,996	2.51%		$6,060	2.16%

Net interest margin (5) (6)			2.94%			2.60%

Net interest margin, TE (7)			3.00%			2.66%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4) Includes $290 expense in December 2006 for unamortized debt issuance costs.

(5) Percentages for the three months ended December 31, 2007 and December 31, 2006 have been annualized.

(6) Net interest margin is net interest income divided by average interest-earning assets.

(7) Net interest margin expressed on a fully taxable equivalent basis.

	Six Months Ended December 31,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$775,583	$27,999	7.18%	$753,432	$26,968	7.10%
Investment securities (2) (3)	153,949	3,923	5.07%	154,397	3,619	4.65%
FHLB stock	6,660	148	4.41%	6,816	154	4.48%

Total interest-earning assets	936,192	$32,070	6.81%	914,645	$30,741	6.67%
Noninterest-earning assets	70,686			67,087
Total assets	$1,006,878			$981,732

Interest-bearing liabilities:
Deposits:
Checking and money market	$275,962	$4,658	3.36%	$278,628	$5,314	3.78%
Savings	51,096	684	2.66%	40,939	468	2.27%
Certificates of deposit	367,672	9,069	4.91%	359,060	8,118	4.48%
Total interest-bearing deposits	694,730	14,411	4.13%	678,627	13,900	4.06%
FHLB advances and other borrowings	114,057	2,796	4.88%	116,476	2,806	4.78%
Subordinated debentures payable to trusts (4)	27,837	1,199	8.57%	27,837	1,557	11.10%

Total interest-bearing liabilities	836,624	18,406	4.38%	822,940	18,263	4.40%
Noninterest-bearing deposits	79,743			78,596
Other liabilities	27,349			22,124
Total liabilities	943,716			923,660
Equity	63,162			58,072
Total liabilities and equity	$1,006,878			$981,732

Net interest income; interest rate spread (5)		$13,664	2.43%		$12,478	2.27%

Net interest margin (5) (6)			2.90%			2.71%

Net interest margin, TE (7)			2.96%			2.76%

(1) Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2) Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4) Includes $125 and $290 expense in July 2007 and December 2006, respectively, for unamortized debt issuance costs.

(5) Percentages for the six months ended December 31, 2007 and December 31, 2006 have been annualized.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2007 vs 2006			2007 vs 2006

	Increase	Increase		Increase	Increase
	(Decrease)	(Decrease)	Total	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans and leases receivable (1)	$210	$(59)	$151	$754	$277	$1,031
Investment securities (2)	63	196	259	(15)	319	304
FHLB stock	12	- - - -	12	(4)	(2)	(6)

Total interest-earning assets	$285	$137	$422	$735	$594	$1,329

Interest-bearing liabilities:
Deposits:
Checking and money market	$(116)	$(483)	$(599)	$(58)	$(599)	$(657)
Savings	50	17	67	116	101	217
Certificates of deposit	(141)	227	86	183	768	951
Total interest-bearing deposits	(207)	(239)	(446)	241	270	511
FHLB advances and other borrowings	294	16	310	(62)	52	(10)
Subordinated debentures payable to trusts	- - - -	(378)	(378)	- - - -	(358)	(358)

Total interest-bearing liabilities	$87	$(601)	$(514)	$179	$(36)	$143

Net interest income increase			$936			$1,186

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at December 31, 2007.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $3.4 million at December 31, 2007 from $4.0 million at June 30, 2007, a decrease of $580,000, or 14.5%.  Nonaccruing loans and leases decreased $350,000 to $1.8 million at December 31, 2007 from $2.2 million at June 30, 2007.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.34% at December 31, 2007 from 0.40% at June 30, 2007.

Nonaccruing loans and leases decreased 16.0%, or $350,000, to $1.8 million at December 31, 2007 compared to $2.2 million at June 30, 2007.  Included in nonaccruing loans and leases at December 31, 2007 were five loans totaling $256,000 secured by one- to four-family real estate, 11 loans totaling $684,000 secured by commercial business, six loans totaling $326,000 secured by agriculture, two leases totaling $106,000 and 27 consumer loans totaling $468,000.

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

As of December 31, 2007, the Company had $458,000 of foreclosed assets.  The balance of foreclosed assets at December 31, 2007 consisted of $256,000 of single-family collateral owned, $4,000 of equipment finance leases and $198,000 of consumer collateral owned.

At December 31, 2007, the Company had designated $12.8 million of its assets as special mention and classified $7.3 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At December 31, 2007 the Company had $22.9 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $243,000 were classified as of December 31, 2007.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes the December 31, 2007 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance the allowance existing at December 31, 2007 will be adequate in the future.

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

	Nonperforming Assets As Of
	December 31, 2007	June 30, 2007
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$256	$228
Commercial real estate	- - - -	25
Commercial business	684	1,441
Equipment finance leases	106	118
Consumer	468	378
Agricultural	326	- - - -
Total	1,840	2,190

Accruing loans and leases delinquent more than 90 days:
One- to four-family	265	470
Commercial real estate	354	178
Commercial business	271	213
Equipment finance leases	238	88
Consumer	- - - -	1
Agricultural	- - - -	358
Total	1,128	1,308

Foreclosed assets: (1)
One- to four-family	256	158
Equipment finance leases	4	180
Consumer	198	170
Total	458	508

Total nonperforming assets	$3,426	$4,006

Ratio of nonperforming assets to total assets	0.34%	0.40%

Ratio of nonperforming loans and leases to total loans and leases (2) (3)	0.39%	0.45%

(1) Total foreclosed assets do not include land or other real estate owned held for sale.
(2) Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.
(3) Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Six Months Ended December 31,
	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$5,872	$5,657
Charge-offs:
One- to four-family	(3)	- - - -
Commercial business	(620)	(216)
Equipment finance leases	(171)	(115)
Consumer	(421)	(370)
Total charge-offs	(1,215)	(701)

Recoveries:
One- to four-family	- - - -	3
Commercial business	8	- - - -
Consumer	134	101
Agricultural	5	57
Total recoveries	147	161

Net (charge-offs)	(1,068)	(540)

Additions charged to operations	620	752

Balance at end of period	$5,424	$5,869

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.14)%	(0.07)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	0.71%	0.77%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	182.75%	145.89%

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

	Allowance for Loan and Lease Losses	Impaired Loan Valuation Allowance	Allowance for Loan and Lease Losses	Impaired Loan Valuation Allowance
Loan and Lease Type	At December 31, 2007		At June 30, 2007
	(Dollars in Thousands)

One- to four-family	$380	$ - - - -	$342	$ - - - -
Commercial real estate	586	- - - -	524	- - - -
Multi-family real estate	130	- - - -	123	- - - -
Commercial business	1,809	- - - -	1,974	335
Equipment finance leases	399	- - - -	486	- - - -
Consumer	1,125	- - - -	1,178	- - - -
Agricultural	865	130	860	50

Total	$5,294	130	$5,487	385

Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan and Lease Type	At December 31, 2007			At June 30, 2007

	(Dollars in Thousands)			(Dollars in Thousands)

Commercial business	5	$607	- - - -	7	$1,360	335
Agricultural	2	424	130	1	121	50
Total	7	$1,031	130	8	$1,481	385

The allowance for loan and lease losses was $5.4 million at December 31, 2007 as compared to $5.9 million at December 31, 2006.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.71% at December 31, 2007 compared to 0.77% at December 31, 2006.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended December 31, 2007 and December 31, 2006

General.  The Company’s net income was $1.3 million, or $0.32 in basic and $0.31 in diluted earnings per share for the three months ended December 31, 2007, an $860,000 decrease in earnings compared to $2.1 million, or $0.53 in basic and $0.52 in diluted earnings per share for the same period in the prior fiscal year.  For the three months ended December 31, 2007, the return on average equity was 7.81% compared to 14.31% for the same period in the prior fiscal year.  For the three months ended December 31, 2007, the return on average assets was 0.49% compared to 0.85% for the same period in the prior fiscal year.  As discussed in more detail below, the decreases were due to a variety of key factors, including an increase in interest income of $422,000 and decreases in interest expense of $514,000 and provision for losses on loans and leases of $166,000 offset by a decrease in non-interest income of $2.5 million.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $16.1 million for the three months ended December 31, 2007 as compared to $15.7 million for the same period in the prior fiscal year, an increase of $422,000 or 2.7%.  A $210,000 increase in interest, dividend and loan fee income was due to a 1.7% increase in the average volume of loans and leases receivable and a $196,000 increase in interest, dividend and loan fee income was the result of an increase in the average yield on investment securities from 4.69% for the three months ended December 31, 2006 to 5.18% for the three months ended December 31, 2007.  The average yield on total interest-earning assets was 6.77% for the three months ended December 31, 2007 as compared to 6.71% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $9.1 million for the three months ended December 31, 2007 as compared to $9.6 million for the same period in the prior fiscal year, a decrease of $514,000 or 5.4%.  A $239,000 decrease in interest expense was the result of a decrease in the average rate paid on interest-bearing deposits from 4.18% for the three months ended December 31, 2006 to 4.02% for the three months ended December 31, 2007.  An interest expense decrease of $290,000 was due to the unamortized debt issuance costs relating to the early redemption of a Trust Preferred Security in Fiscal 2007 and $88,000 in interest expense was the result of a decrease in the average rate paid on subordinated debentures payable to trusts.  The average rate paid on total interest-bearing liabilities was 4.26% for the three months ended December 31, 2007 as compared to 4.55% for the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income for the three months ended December 31, 2007 increased $936,000, or 15.4%, to $7.0 million compared to $6.1 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to increases in the average yield on interest-earning assets and average volume of interest-earning assets and by decreases in the average rate paid on interest-bearing liabilities and average volume of interest-bearing liabilities for the three months ended December 31, 2007 compared to the same period in the prior fiscal year.  The Company’s net interest margin on a fully taxable equivalent basis was 3.00% for the three months ended December 31, 2007 as compared to 2.66% for the same period in the prior fiscal year.

Provision for Losses on Loans and Leases. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of loans and leases and prior loan and lease loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

During the three months ended December 31, 2007, the Company recorded a provision for losses on loans and leases of $295,000 compared to $491,000 for the three months ended December 31, 2006, a decrease of $166,000.  See “Asset Quality” for further discussion.

Non-interest Income.  Non-interest income was $3.0 million for the three months ended December 31, 2007 as compared to $5.4 million for the same period in the prior fiscal year, a decrease of $2.5 million, or 45.3%.  The decrease in non-interest income was primarily attributable to a one-time gain on sale of branches recorded in Fiscal 2007 of $2.8 million.  In addition, there were increases in net gain on sale of loans of $179,000 and loan servicing income of $101,000 for the three months ended December 31, 2007 as compared to the same period in the prior fiscal year.

Net gain on sale of loans increased $179,000, from $260,000 for the three months ended December 31, 2006 to $439,000 for the three months ended December 31, 2007, primarily due to an increase in the amount of loans sold.

Loan servicing income increased $101,000 from $441,000 for the three months ended December 31, 2006 to $542,000 for the three months ended December 31, 2007 primarily due to an increase of $80.4 million in the balances of loans serviced by the Bank from $946.2 million at December 31, 2006 to $1.027 billion at December 31, 2007.

Non-interest Expense.  Non-interest expense was $7.7 million for the three months ended December 31, 2007 as compared to $7.7 million for the three months ended December 31, 2006, an increase of $17,000, or 0.2%.  The increase in non-interest expense was primarily due to increases in compensation and employee benefits of $310,000 and other non-interest expense of $48,000 offset by a decrease in marketing of $405,000.

Compensation and employee benefits increased $310,000, or 6.9%, from $4.5 million for the three months ended December 31, 2006 to $4.8 million for the three months ended December 31, 2007.  Variable pay related to employee incentives increased $118,000, regular employee pay increased $80,000 and net healthcare costs increased $52,000.

Other non-interest expense increased $48,000, or 4.9%, from $984,000 for the three months ended December 31, 2006 to $1.0 million for the three months ended December 21, 2007, primarily due to an increase in legal expenses of $138,000.

Marketing decreased $405,000, or 57.5%, from $704,000 for the three months ended December 31, 2006 to $299,000 for the three months ended December 31, 2007.  Fiscal 2007 included additional expenses relating to several deposit package programs.

Income tax expense.  The Company’s income tax expense for the three months ended December 31, 2007 decreased $511,000 or 41.9% to $708,000 compared to $1.2 million for the same period in the prior fiscal year.  The effective tax rate was 36.15% and 36.61% for the three months ended December 31, 2007 and 2006, respectively.

Comparison of the Six Months Ended December 31, 2007 and December 31, 2006

General.  The Company’s net income was $2.6 million, or $0.65 in basic and $0.64 in diluted earnings per share for the six months ended December 31, 2007, a $610,000 decrease in earnings compared to $3.2 million, or $0.81 in basic and $0.79 in diluted earnings per share for the same period in the prior fiscal year.  For the six months ended December 31, 2007, the return on average equity was 8.18% compared to 11.05% for the same period in the prior fiscal year.  For the six months ended December 31, 2007, the return on average assets was 0.51% compared to 0.65% for the same period in the prior fiscal year.  As discussed in more detail below, the decreases were due to a variety of key factors, including an increase in interest income of $1.3 million offset by a decrease in non-interest income of $2.0 million.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $32.1 million for the six months ended December 31, 2007 as compared to $30.7 million for the same period in the prior fiscal year, an increase of $1.3 million or 4.3%.  A $754,000 increase in interest, dividend and loan fee income was due to a 2.9% increase in the average volume of loans and leases receivable.  A $277,000 increase in interest, dividend and loan fee income was the result of an increase in the average yield on loans and leases receivable from 7.10% for the six months ended December 31, 2006 to 7.18% for the six months ended December 31, 2007, and a $319,000 increase in interest, dividend and loan fee income was the result of an increase in the average yield on investment securities from 4.65% for the six months ended December 31, 2006 to 5.07% for the six months ended December 31, 2007.  The average yield on total interest-earning assets was 6.81% for the six months ended December 31, 2007 as compared to 6.67% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $18.4 million for the six months ended December 31, 2007 as compared to $18.3 million for the same period in the prior fiscal year, an increase of $143,000 or 0.8%.  A $270,000 increase in interest expense was the result of an increase in average rate paid on interest-bearing deposits from 4.06% for the six months ended December 31, 2006 to 4.13% for the six months ended December 31, 2007, and a $241,000 increase in interest expense was the result of an increase in the average volume of interest-bearing deposits of 2.4%.  A net interest expense decrease of $165,000 was due to the unamortized debt issuance costs relating to the early redemption of two Trust Preferred Securities and $193,000 in interest expense was the result of a decrease in the average rate paid on subordinated debentures payable to trusts moving from 11.10% for the six months ended December 31, 2006 to 8.57% for the six months ended December 31, 2007.  An increase of $179,000 in interest expense was the result of an increase in the average volume of total interest-bearing liabilities of 1.7%.

Net Interest Income. The Company’s net interest income for the six months ended December 31, 2007 increased $1.2 million, or 9.5%, to $13.7 million compared to $12.5 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to increases in the average yield on interest-earning assets and average volume of interest-earning assets and by decreases in the average rate paid on subordinated debentures payable to trusts offset by increases in the average rate paid on interest-bearing deposits and average volume of interest-bearing deposits for the six months ended December 31, 2007 compared to the same period in the prior fiscal year.  The Company’s net interest margin on a fully taxable equivalent basis was 2.96% for the six months ended December 31, 2007 as compared to 2.76% for the same period in the prior fiscal year.

Provision for Losses on Loans and Leases. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of loans and leases and prior loan and lease loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.

During the six months ended December 31, 2007, the Company recorded a provision for losses on loans and leases of $620,000 compared to $752,000 for the six months ended December 31, 2006, a decrease of $132,000.  See “Asset Quality” for further discussion.

Non-interest Income.  Non-interest income was $5.8 million for the six months ended December 31, 2007 as compared to $7.8 million for the same period in the prior fiscal year, a decrease of $2.0 million, or 25.6%.  The decrease in non-interest income was primarily attributable to a one-time gain on sale of branches of $2.8 million in Fiscal 2007.  In addition, there were increases in loan servicing income of $277,000, fees on deposits of $260,000 and net gain on sale of loans of $242,000 for the six months ended December 31, 2007 as compared to the same period in the prior fiscal year.

Loan servicing income increased $277,000 from $770,000 for the six months ended December 31, 2006 to $1.0 million for the six months ended December 31, 2007 primarily due to an increase of $80.4 million in the balances of loans serviced by the Bank from $946.2 million at December 31, 2006 to $1.027 billion at December 31, 2007.

Fees on deposits increased $260,000 to $2.8 million for the six months ended December 31, 2007 from $2.5 million the same period in the prior fiscal year primarily due to an increase in higher activity and increased service pricing.

Net gain on sale of loans increased $242,000 from $456,000 for the six months ended December 31, 2006 to $698,000 for the six months ended December 31, 2007 primarily due to an increase in the amount of loans sold.

Non-interest Expense.  Non-interest expense was $14.9 million for the six months ended December 31, 2007 as compared to $14.6 million for the six months ended December 31, 2006, an increase of $252,000, or 1.7%.  The increase in non-interest expense was primarily due to increases in compensation and employee benefits of $597,000, other non-interest expense of $116,000 and check and data processing expenses of $102,000 offset by a decrease in marketing of $585,000.

Compensation and employee benefits increased $597,000, or 6.9%, from $8.6 million for the six months ended December 31, 2006 to $9.2 million for the six months ended December 31, 2007.

Other non-interest expense increased $116,000 for the six months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily due to an increase of $154,000 in legal expenses for the six months ended December 31, 2007 compared to the same period in the prior fiscal year.

Check and data processing expenses increased $102,000 for the six months ended December 31, 2007 compared to the same period in the prior fiscal year, primarily due to increases in data processing expenses of $75,000 for the six months ended December 31, 2007 compared to the six months ended December 31, 2006.

Marketing expense decreased $585,000, or 51.0%, from $1.1 million for the six months ended December 31, 2006 to $562,000 for the six months ended December 31, 2007 primarily due to several deposit packages introduced during Fiscal 2007.

Income tax expense.  The Company’s income tax expense for the six months ended December 31, 2007 decreased $309,000, or 18.3%, to $1.4 million compared to $1.7 million for the same period in the prior fiscal year.  The effective tax rate was 34.60% and 34.42% for the six months ended December 31, 2007 and 2006, respectively.

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

The Bank anticipates it will have sufficient funds available to meet current loan commitments.  At December 31, 2007, the Bank had outstanding commitments to originate mortgage loans of $27.8 million and non-mortgage loans of $8.4 million.  In addition, the Bank had outstanding commitments to sell residential mortgage loans of $9.3 million, commercial real estate loans of $2.0 million, commercial business loans of $223,000 and consumer student loans of $1.5 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to funding for use in liquidity management.  At December 31, 2007, the Bank had no commitments to purchase securities available for sale and no commitments to sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank has unsecured federal funds accommodations totaling $25.0 million with correspondent banks.  In addition, the Company has a revolving line of credit totaling $6.0 million with a correspondent bank.  There were no funds drawn on either line of credit at December 31, 2007.  Additionally, as of December 31, 2007, the Bank had $19.1 million in out-of-market certificates of deposit.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

On December 31, 2007, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2007 could be acquired through April 30, 2008.  As of December 31, 2007, 76,000 shares of common stock had been purchased pursuant to the program.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At December 31, 2007, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.39% at December 31, 2007.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 11.16% at December 31, 2007.

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

In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements.  As required, the Company adopted FIN 48 effective July 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements” and is effective for financial statements issued for fiscal years beginning after November 15, 2007.  SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, the Statement expands disclosures about fair value measurements.  As required by SFAS 157, the Company will adopt this new accounting standard effective July 1, 2008.  Management is currently reviewing the impact of SFAS 157 on the Company’s financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R.”  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  Also, the measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year-end.  As required by SFAS 158, the Company adopted the balance sheet recognition provisions at June 30, 2007 and will adopt the year-end measurement date in 2009.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  SFAS 159 is effective as of the beginning of an entity’s first fiscal year after November 15, 2007.  SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value.  This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company will adopt this new accounting standard effective July 1, 2008.  Management is currently reviewing the impact of SFAS 159 on our financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS 141R), “Business Combinations.”  SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008.  SFAS 141 (R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements.  Management has reviewed SFAS 141 (R) and does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interest in subsidiaries in the same way — as equity in the consolidated financial statements.  The Company does not currently have any noncontrolling interest in the consolidated financial statements.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at September 30, 2007 (the most recent report available) and December 31, 2006, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or —200 basis points, measured in 100 basis point increments).  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2007 or that the Company’s primary market risk exposures and how those exposures were managed during the six months ended December 31, 2007 changed significantly when compared to June 30, 2007.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of September 30, 2007” and “Selected Asset and Liability Price Tables as of December 31, 2006.”  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

September 30, 2007

Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent

Basis Points	(Dollars in Thousands)

+300	$100,026	$(23,435)	(19	) %
+200	109,065	(14,396)	(12)
+100	117,085	(6,376)	(5)
- - - -	123,461	- - - -	- - - -
-100	125,554	2,093	2
-200	124,386	925	1

December 31, 2006

Change in	Estimated NPV	Estimated Increase (Decrease) in NPV
Interest Rates	Amount	Amount	Percent

Basis Points	(Dollars in Thousands)

+300	$98,526	$(24,353)	(20	) %
+200	107,462	(15,416)	(13)
+100	115,964	(6,914)	(6)
- - - -	122,878	- - - -	- - - -
-100	124,943	2,065	2
-200	123,352	473	- - - -

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Current Program
October 1 - 31, 2007	- - - -	$0.00	- - - -	329,141
November 1 - 30, 2007	6,000	$15.76	6,000	323,141
December 1 - 31, 2007	- - - -	$0.00	- - - -	323,141
2nd Quarter Total	6,000	$0.00	6,000

The Company currently has in effect a stock buyback program, which was publicly announced on April 30, 2007 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2007, which equals 399,141 shares, may be acquired through April 30, 2008.  As of December 31, 2007, 76,000 shares of common stock have been purchased pursuant to this program.

Item 4.             Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on November 14, 2007 (the “Annual Meeting”), the stockholders elected the two individuals nominated to serve as Class II directors until 2010 or until their respective successors are elected and qualified, as set forth in Proposal 1 in the Company’s Proxy Statement relating to the Annual Meeting.  The two individuals elected, and the number of votes cast for, or withheld, with respect to each of them, is as follows:

Charles T. Day	For: 2,974,559	Vote Withheld: 425,327
Robert L. Hanson	For: 2,847,388	Vote Withheld: 552,498

The following directors continue to serve on the Board of Directors following the Annual Meeting:  Curtis L. Hage, Curtis J. Bernard, Christine E. Hamilton, Wm. G. Pederson and Thomas L. Van Wyhe.

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

HF Financial Corp.

(Registrant)

Date:	February 14, 2008	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2008	By:	/s/ Darrel L. Posegate
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