Form 10-Q
period 2008-03-31
HF FINANCIAL CORP
filed 2008-05-15
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2008 there were 3,946,680 issued and outstanding shares of the Registrant’s Common Stock, with $.01 par value per share.

HF FINANCIAL CORP.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31, 2008	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$18,781	$22,476
Securities available for sale	215,993	142,223
Federal Home Loan Bank stock	10,551	5,058
Loans held for sale	9,927	8,776
Loans and leases receivable	759,624	767,471
Allowance for loan and lease losses	(5,570)	(5,872)
Net loans and leases receivable	754,054	761,599

Accrued interest receivable	8,477	8,495
Office properties and equipment, net of accumulated depreciation	14,335	15,830
Foreclosed real estate and other properties	442	508
Cash value of life insurance	13,916	13,519
Servicing rights	11,249	10,871
Goodwill, net	4,951	4,951
Other assets	5,213	7,148
Total assets	$1,067,889	$1,001,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$744,219	$815,864
Advances from Federal Home Loan Bank and other borrowings	200,255	68,600
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	15,424	10,337
Accrued expenses and other liabilities	14,622	16,546
Total liabilities	1,002,357	939,184

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 6,029,360 and 5,991,200 shares issued at March 31, 2008 and June 30, 2007, respectively	60	60
Common stock subscribed for but not issued, 5,146 shares at June 30, 2007	—	81
Additional paid-in capital	21,851	20,898
Retained earnings, substantially restricted	74,845	71,900
Accumulated other comprehensive income (loss), net of related deferred tax effect	(439)	(1,502)
Less cost of treasury stock, 2,071,928 and 1,977,836 shares at March 31, 2008 and June 30, 2007, respectively	(30,785)	(29,167)
Total stockholders’ equity	65,532	62,270
Total liabilities and stockholders’ equity	$1,067,889	$1,001,454

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest, dividend and loan fee income:
Loans and leases receivable	$13,188	$13,435	$41,187	$40,403
Investment securities and interest-earning deposits	2,354	1,925	6,425	5,698
	15,542	15,360	47,612	46,101
Interest expense:
Deposits	5,693	7,268	20,104	21,168
Advances from Federal Home Loan Bank and other borrowings	2,154	1,689	6,149	6,052
	7,847	8,957	26,253	27,220
Net interest income	7,695	6,403	21,359	18,881

Provision for losses on loans and leases	551	34	1,171	786

Net interest income after provision for losses on loans and leases	7,144	6,369	20,188	18,095

Noninterest income:
Gain on sale of branches, net	—	—	—	2,763
Fees on deposits	1,290	1,232	4,058	3,740
Loan servicing income	589	525	1,636	1,295
Gain on sale of loans, net	257	223	955	679
Trust income	229	238	727	684
Other	442	395	1,212	1,218
	2,807	2,613	8,588	10,379
Noninterest expense:
Compensation and employee benefits	4,987	4,768	14,218	13,402
Occupancy and equipment	941	962	2,859	2,858
Marketing	221	217	783	1,364
Check and data processing expense	594	578	1,815	1,697
Other	811	946	2,731	2,750
	7,554	7,471	22,406	22,071

Income before income taxes	2,397	1,511	6,370	6,403

Income tax expense	774	477	2,149	2,161
Net income	$1,623	$1,034	$4,221	$4,242

Comprehensive income	$1,681	$1,306	$5,284	$5,892
Cash dividends declared per share	$0.1075	$0.1050	$0.3225	$0.3125

Earnings per share:
Basic	$0.41	$0.26	$1.06	$1.07
Diluted	$0.40	$0.25	$1.05	$1.05

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$4,221	$4,242
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	1,171	786
Depreciation	1,241	1,221
Amortization of discounts and premiums on securities and other	1,177	1,406
Stock based compensation	483	715
Deferred income taxes (credits)	—	(534)
Net change in loans held for resale	(196)	(5,164)
(Gain) on sale of loans, net	(955)	(679)
Realized (gain) on sale of securities, net	(219)	—
(Gain) on sale of branches	—	(2,763)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	31	48
(Gain) loss on disposal of office properties and equipment, net	—	(9)
Change in other assets and liabilities	(1,504)	6,072
Net cash provided by operating activities	5,450	5,341

Cash flows from investing activities
Loan participations purchased	(5,477)	(19,329)
Net change in loans outstanding	10,832	(10,859)
Proceeds from sale of loans associated with branch sales	—	4,256
Securities available for sale:
Sales and maturities and repayments	52,206	27,781
Purchases	(123,419)	(18,564)
Purchase of Federal Home Loan Bank stock	(7,365)	(3,844)
Redemption of Federal Home Loan Bank stock	1,871	3,110
Proceeds from sale of office properties and equipment	1,274	9
Proceeds from sale of office properties and equipment associated with branch sales	—	341
Purchase of office properties and equipment	(1,020)	(2,913)
Purchase of servicing rights	(1,170)	(5,858)
Proceeds from sale of foreclosed real estate and other properties, net	449	703
Net cash (used in) investing activities	(71,819)	(25,167)

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2008	2007

Cash flows from financing activities
Net increase (decrease) in deposit accounts	$(71,645)	$51,675
Proceeds of advances from Federal Home Loan Bank and other borrowings	1,311,434	529,615
Payments on advances from Federal Home Loan Bank and other borrowings	(1,179,779)	(530,735)
Proceeds from issuance of subordinated debentures	5,000	10,000
Deposit account disbursements associated with branch sales	—	(33,563)
Redemption of subordinated debentures	(5,000)	(10,000)
Increase (decrease) in advances by borrowers	5,087	7,165
Purchase of treasury stock	(1,618)	—
Proceeds from issuance of common stock	470	337
Cash dividends paid	(1,275)	(1,240)
Net cash provided by financing activities	62,674	23,254

Increase (decrease) in cash and cash equivalents	(3,695)	3,428

Cash and cash equivalents
Beginning	22,476	27,037
Ending	$18,781	$30,465

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$25,999	$26,085
Cash payments for income and franchise taxes, net	2,638	647

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended March 31, 2008 and 2007

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

NOTE 2.                REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at March 31, 2008:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$53,066	5.00%
Actual	85,295	8.04
Excess over required	32,229	3.04

Total risk-based capital (to risk-weighted assets):
Required	$82,159	10.00%
Actual	90,502	11.02
Excess over required	8,343	1.02

NOTE 3.                EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. The weighted average number of basic common shares outstanding for the three months ended March 31, 2008 and 2007 was 3,960,315 and 3,982,096, respectively.  The weighted average number of basic common shares outstanding for the nine months ended March 31, 2008 and 2007 was 3,976,414 and 3,970,119, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended March 31, 2008 and 2007 was 4,014,770 and 4,065,310, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the nine months ended March 31, 2008 and 2007 was 4,035,416 and 4,048,119, respectively.

NOTE 4.                INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$8,593	$336	$—	$8,929
Federal Home Loan Bank	4,911	166	—	5,077
Municipal bonds	11,505	198	(44)	11,659
Preferred Term Securities	12,371	—	(1,055)	11,316
	37,380	700	(1,099)	36,981

Equity securities:
FNMA	8	2	—	10
Federal Ag Mortgage	7	3	—	10
Other Investments	232	—	—	232
	247	5	—	252

Mortgage-backed securities	178,251	1,425	(916)	178,760
	$215,878	$2,130	$(2,015)	$215,993

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$12,079	$40	$(57)	$12,062
Federal Home Loan Bank	13,474	34	(46)	13,462
Municipal bonds	7,671	30	(72)	7,629
Preferred Term Securities	11,018	28	(76)	10,970
Other Investments	5,072	70	—	5,142
	49,314	202	(251)	49,265

Common Stock:
FNMA	8	14	—	22
Federal Ag Mortgage	7	3	—	10
Other Investments	134	—	—	134
	149	17	—	166

Mortgage-backed securities	90,522	154	(1,432)	89,244
	$139,985	$373	$(1,683)	$138,675

The following table presents the fair value and age of gross unrealized losses by investment category at March 31, 2008 in accordance with FASB Staff Position (“FSP”) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(Dollars in Thousands)

Municipal bonds	1,376	(24)	1,293	(20)	2,669	(44)
Preferred term securities	9,423	(930)	1,893	(125)	11,316	(1,055)
Mortgage-backed securities	62,876	(283)	27,265	(633)	90,141	(916)
	$73,675	$(1,237)	$30,451	$(778)	$104,126	$(2,015)

Management does not believe any individual unrealized losses as of March 31, 2008 represent an other-than-temporary impairment.  The unrealized losses reported for mortgage-backed securities relate to securities issued primarily by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses in total are primarily attributable to changes in interest rates and the contractual cashflows of those investments are primarily guaranteed by an agency of the U.S. government.  As a group, the unrealized losses were less than 2.0% of their respective amortized cost basis at March 31, 2008.  Because the decline in market value is attributable primarily to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2008.

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

Three Months Ended March 31, 2008	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$8,165	$(470)	$7,695
Provision for losses on loans and leases	(551)	—	(551)
Noninterest income	2,717	90	2,807
Intersegment noninterest income	(28)	(16)	(44)
Noninterest expense	(7,394)	(160)	(7,554)
Intersegment noninterest expense	—	44	44
Income (loss) before income taxes	$2,909	$(512)	$2,397

Total assets at March 31, 2008	$1,064,393	$3,496	$1,067,889

Three Months Ended March 31, 2007	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,140	$(737)	$6,403
Intersegment interest income	(211)	211	—
Provision for losses on loans and leases	(34)	—	(34)
Noninterest income	2,665	(52)	2,613
Intersegment noninterest income	(108)	108	—
Noninterest expense	(7,266)	(205)	(7,471)
Intersegment noninterest expense	3	(3)	—
Income (loss) before income taxes	$2,189	$(678)	$1,511

Total assets at March 31, 2007	$994,613	$1,511	$996,124

Nine Months Ended March 31, 2008	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$22,962	$(1,603)	$21,359
Provision for losses on loans and leases	(1,171)	—	(1,171)
Noninterest income	8,409	179	8,588
Intersegment noninterest income	(82)	(50)	(132)
Noninterest expense	(21,707)	(699)	(22,406)
Intersegment noninterest expense	—	132	132
Income (loss) before income taxes	$8,411	$(2,041)	$6,370

Total assets at March 31, 2008	$1,064,393	$3,496	$1,067,889

Nine Months Ended March 31, 2007	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$21,593	$(2,712)	$18,881
Intersegment interest income	(688)	688	—
Provision for losses on loans and leases	(786)	—	(786)
Noninterest income	10,566	(187)	10,379
Intersegment noninterest income	(316)	316	—
Noninterest expense	(21,445)	(626)	(22,071)
Intersegment noninterest expense	7	(7)	—
Income (loss) before income taxes	$8,931	$(2,528)	$6,403

Total assets at March 31, 2007	$994,613	$1,511	$996,124

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Service cost	$111,830	$116,521	$335,490	$349,563
Interest cost	109,260	97,748	$327,780	$293,244
Expected return on plan assets	(121,791)	(109,101)	$(365,373)	$(327,303)
Total costs recognized in expense	$99,299	$105,168	$297,897	$315,504

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

Total net healthcare costs are inclusive of health claims expenses and administration fees offset by stop loss and employee reimbursement.  Reported below is a summary of net healthcare costs by quarter for the fiscal years ended June 30, 2008 and 2007:

	Fiscal Years Ended June 30,
	2008	2007
	(Dollars in Thousands)

Quarter ended September 30	$221	$436
Quarter ended December 31	409	357
Quarter ended March 31	328	760
Quarter ended June 30	—	596
Net healthcare costs	$958	$2,149

NOTE 8.                STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option grant and stock appreciation right is estimated at the grant date using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for grants in the nine months ended March 31, 2008 and 2007:

	For the Nine Months Ended
	March 31,
	2008	2007

Expected volatility	22.00%	23.00%
Expected dividend yield	2.61%	2.63%
Risk-free interest rate	4.10%	4.61%
Expected term (in years)	4	4

Stock option and stock appreciation right activity for the nine months ended March 31 follow:

	Stock Options
	2008				2007
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value	Shares	Price	Term	Value

Beginning Balance	244,602	$12.75			318,977	$12.77
Granted	—	—			—	—
Forfeited	(5,608)	17.27			(12,743)	16.58
Exercised	(34,090)	11.65			(32,968)	12.90

Ending Balance	204,904	$12.81	5.84	$636	273,266	$12.81	5.46	$1,483

	Stock Appreciation Rights
	2008				2007
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value	SARs	Price	Term	Value

Beginning Balance	19,899	$12.75			—	$—
Granted	29,204	16.10			20,953	16.00
Forfeited	(3,954)	16.05			(1,054)	16.00
Exercised	—	—			—	—

Ending Balance	45,149	$14.63	3.08	$103	19,899	$16.00	3.50	$112

The weighted-average grant date fair value of options and stock appreciation rights (SARs) granted during the nine months ended March 31, 2008 and 2007 was $2.89 and $3.11, respectively.  The total intrinsic value of options exercised during the nine months ended March 31, 2008 and 2007 was $148,000 and $176,000, respectively.  As of March 31, 2008, there was $1,600 of total unrecognized compensation cost related to nonvested stock option awards.  The cost is expected to be recognized over the remaining period of three months for stock option awards and over a weighted average period of four years for SARs awards.  Cash received from the exercise of options for the nine months ended March 31, 2008 and 2007 was $397,000 and $425,000, respectively.  The tax benefit realized for the tax deductions from cashless option exercises totaled $5,500 and $42,000 for the nine months ended March 31, 2008 and 2007, respectively.

Restricted share activity for the nine months ended March 31 follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested Balance, beginning	144,711	$16.10	158,159	$15.85
Granted	14,955	16.78	11,603	16.75
Vested	(31,236)	14.50	(17,467)	13.63
Forfeited	(10,894)	16.46	(5,417)	15.32

Nonvested Balance, ending	117,536	$16.58	146,878	$16.08

Pretax compensation expense recognized for restricted shares for the nine months ended March 31, 2008 and 2007 was $314,000 and $344,000, respectively.  The tax benefit for the nine months ended March 31, 2008 and 2007 was $107,000 and $117,000, respectively.  As of March 31 2008, there was $947,000 of total unrecognized compensation cost related to restricted shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of four years.  The total fair value of shares vested during the nine months ended March 31, 2008 and 2007 was $453,000 and $238,000, respectively.

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

NOTE 11.              INTEREST RATE CONTRACTS

During the first quarter of Fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate security for a term of five years at a fixed rate of 6.69%.  This rate swap is designated as a cash flow hedge.  For the nine months ended March 31, 2008, the Company recognized net interest income of $4,700 and this was used to offset the interest expense for the subordinated debentures.

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

NOTE 12.              COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income.  Other comprehensive income refers to revenues, expenses and gains and losses under accounting principles generally accepted in the United States of America (“GAAP”) which are recorded as an element of shareholders’ equity but are excluded from net income.  The components of total comprehensive income follow:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Dollars in Thousands)

Net Income	$1,623	$1,034	$4,221	$4,242
Other comprehensive income:
Net change in unrealized gain (loss) on securities available for sale, net of deferred taxes	295	272	1,476	1,650
Net change in interest rate swap fair value	(237)	—	(413)	—
Total other comprehensive income	58	272	1,063	1,650

Total comprehensive income	$1,681	$1,306	$5,284	$5,892

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

Forward-looking statements can be identified by the fact they do not relate strictly to historical or current facts.  They often include words such as “optimism,” “look-forward,” “bright,” “pleased,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

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

Executive Summary

The Company’s net income for the third quarter of Fiscal 2008 was $1.6 million, or $0.40 in diluted earnings per share, compared to $1.0 million, or $0.25 in diluted earnings per share, for the third quarter of Fiscal 2007.  For the first nine months of Fiscal 2008, net income was $4.2 million, or $1.05 in diluted earnings per share, compared to $4.2 million, or $1.05 in diluted earnings per share, for the first nine months of Fiscal 2007.  Fiscal year 2007 second quarter net income included a non-recurring after-tax gain on sale of branches of $1.7 million, which represented $0.42 of diluted earnings per share.  Return on average equity was 8.80% at March 31, 2008 compared to 9.59% at March 31, 2007.

The net interest margin on a fully taxable equivalent basis for the nine months ended March 31, 2008 was 3.08%, compared to 2.80% for the same period a year ago, an increase of 28 basis points.  The increase over the same period last year is primarily attributable to a higher volume of earning assets and lower costs on liabilities.   During the first quarter of Fiscal 2008, there was $125,000 expense of unamortized debt issue costs related to the early redemption of the Trust II Trust Preferred Securities.  This caused a decrease of two basis points to the net interest margin on a fully taxable equivalent basis for the nine months ended March 31, 2008.  During the second quarter of Fiscal 2007, the Company expensed $290,000 of unamortized debt issuance costs relating to the redemption of the Trust I Trust Preferred Securities.  This caused a decrease of four basis points to the net interest margin on a fully taxable equivalent basis for the nine months ended March 31, 2007.

Net interest income for the first nine months of Fiscal 2008 was $21.4 million, an increase of $2.5 million, or 13.1%, over the same period a year ago.  Net interest income increased $1.3 million, or 20.2%, to $7.7 million for the three months ended March 31, 2008 from $6.4 million for the same period in the prior fiscal year.  For the nine months ended March 31, 2008, average interest-earning assets and average interest-bearing liabilities increased 2.6% and 1.9%, respectively, compared to the same period a year ago.  Yields on earning assets increased to 6.74% in the first nine months of Fiscal 2008, compared to 6.70% a year ago, an increase of four basis points.  For the same period, cost of funds decreased to 4.16%, compared to 4.40%, a decrease of 24 basis points.

Net interest margin ratio may vary due to many factors, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.  On September 18, 2007 the Federal Reserve decreased the Fed Funds Target Rate by 50 basis points, the first decrease in short-term interest rates since June 25, 2003.  This action was followed by further Fed Funds rate cuts of 250 basis points through the second and third quarters of the fiscal year.

The Company had previously issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings.  Interest expense on the $27.8 million of trust preferred securities outstanding decreased to $1.7 million for the nine months ended March 31, 2008, compared to $2.1 million for the same period a year ago, a decrease of $421,000 or 19.9%.  The average rate paid on these securities decreased 203 basis points, from 10.12% at March 31, 2007 to 8.09% at March 31, 2008.  In July 2007, the Company refinanced $5.0 million of trust preferred securities, originally issued in July 2002.  This new funding was calculated at a rate based on three-month LIBOR plus 1.65%.  This compares to the original issuance which was based on three-month LIBOR plus 3.65%.  In December 2006, the Company refinanced $10.0 million of trust preferred securities, originally issued in November 2001.  The new funding was calculated at a rate based on three-month LIBOR plus 1.83%, fixed for five years and adjusted quarterly thereafter, compared to the original issuance of six-month LIBOR plus 3.75%.  The Company will evaluate the suitability to refinance additional trust preferred securities outstanding over the next year depending upon yield curve spreads which exist at the time of refinancing.

The allowance for loan and lease losses decreased to $5.6 million at March 31, 2008, compared to $5.8 million at March 31, 2007, a decrease of $208,000 or 3.6%.  The ratio of allowance for loan and lease losses to total loans and leases was 0.72% as of March 31, 2008 compared to 0.76% at March 31, 2007.  Total nonperforming assets at March 31, 2008 were $4.3 million as compared to $4.1 million a year ago, an increase of $195,000 or 4.7%.  The ratio of nonperforming assets to total assets decreased to 0.40% at March 31, 2008, compared to 0.41% at March 31, 2007.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

The Company made a strategic decision during the first quarter of Fiscal 2008 to stop originating indirect automobile loans, and will continue to service the existing portfolio.  As of March 31, 2008, the Consumer Indirect loan portfolio balance was $52.8 million, a decrease of $30.3 million from June 30, 2007.  The Company entered this line of business in the 1990’s as part of an interest rate risk reduction strategy, as well as for further diversification of the balance sheet.

The Company added to its investment portfolio, increasing to $216.0 million from $142.2 million since June 30, 2007.  A widening of spreads over the treasury market in the third quarter provided an opportunity to add AAA-rated Agency mortgage-backed securities, and an occasion to leverage capital from the discontinued origination and reduction of indirect auto portfolio balances.  The increase in securities available for sale was primarily funded by advances from the FHLB.

Total deposits at March 31, 2008 were $744.2 million, a decrease of $71.6 million, or 8.8%, from June 30, 2007.  In-market deposits decreased from $744.3 million at June 30, 2007 to $733.2 million at March 31, 2008, a decrease of $11.2 million, or 1.5%.  For the same period, out-of-market deposits decreased from $71.5 million to $11.0 million, respectively.  Public funds have decreased, from $167.4 million at June 30, 2007 to $135.5 million at March 31, 2008.  Interest expense on deposits was $20.1 million for the nine months ended March 31, 2008, a decrease of $1.1 million, or 5.0%, over the same period a year ago.  The primary factors affecting interest expense on deposits was the decrease in the average rate paid on checking and money market deposits, from 3.77% at March 31, 2007 to 3.02% at March 31, 2008, offset by an increase in the average rate paid on certificates of deposits, from 4.57% at March 31, 2007 to 4.82% at March 31, 2008.

In October 2007, the Company announced an increase in its quarterly cash dividend, from 10.50 cents per share to 10.75 cents per share, resulting in an annualized increase of 2.4%.

The total risk-based capital ratio of 11.02% at March 31, 2008 is slightly below the 11.05% at June 30, 2007, with a decrease of three basis points.  This continues to place the Bank in the “well capitalized” category within OTS regulation at March 31, 2008 and is consistent with the “well capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

On March 31, 2008, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2007 could be acquired through April 30, 2008.  The Company utilized its stock buyback program during the third quarter, repurchasing 23,092 shares.  For fiscal year 2008, the Company has repurchased a total of 99,092 shares.  Under the current program, the Company is authorized to repurchase up to 300,049 additional shares of common stock through April 30, 2008.  In addition, the Company approved a new stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2008 may be acquired through April 30, 2009.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for more details.

Non-interest income was $2.8 million for the quarter ended March 31, 2008 compared to $2.6 million at March 31, 2007, an increase of $194,000 or 7.4%.  The primary factors affecting non-interest income were increases of $64,000 in loan servicing income and $58,000 in fees on deposits.  Non-interest income for the nine months ended March 31, 2008 was $8.6 million compared to $10.4 million at March 31, 2007, a decrease of $1.8 million or 17.3%.  The primary factors affecting non-interest income were a one-time gain on sale of branches of $2.8 million in Fiscal 2007.  In addition, there were increases in loan servicing income of $341,000, fees on deposits of $318,000 and net gain on sale of loans of $276,000 for the nine months ended March 31, 2008 as compared to the same period in the prior fiscal year.

A component of other non-interest income includes tax-free earnings from general account BOLI, “Bank-Owned Life Insurance,” which stem from growth in policy values from various carriers.  The Company has purchased general account BOLI through insurance companies with “Excellent” or “Very Strong” ratings from Moody’s, S&P, A.M. Best or Fitch.

Non-interest expense was $7.6 million for the quarter ended March 31, 2008 compared to $7.5 million at March 31, 2007, an increase of $83,000 or 1.1%.  Compensation and employee benefit expense increased $219,000, offset by a decrease in other non-interest expense of $135,000.  The increase in compensation and employee benefit expense was primarily due to increases in regular employee compensation of $499,000 and variable pay relating to employee incentives of $45,000, offset by a decrease in net healthcare costs of $432,000.  The decrease in other non-interest expense was primarily due to a decrease in legal expenses of $85,000.  Non-interest expense for the nine months ended March 31, 2008 was $22.4 million compared to $22.1 million at March 31, 2007, an increase of $335,000 or 1.5%.  Compensation and employee benefits increased $816,000, primarily due to increases in regular employee compensation of $1.0 million, variable pay relating to employee incentives of $171,000 and recruiting costs of $109,000, offset by a decrease in net healthcare costs of $595,000.  Check and data processing expenses increased $118,000, offset by a decrease in marketing of $581,000.

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

Financial Condition Data

At March 31, 2008, the Company had total assets of $1.1 billion, an increase of $66.4 million from the level at June 30, 2007.  The increase in assets was due primarily to increases in securities available for sale of $73.8 million, and FHLB stock of $5.5 million, offset by decreases in loans and leases receivable of $7.8 million and cash and cash equivalents of $3.7 million.  The increase in liabilities of $63.2 million from June 30, 2007 to March 31, 2008 was primarily due to increases in advances from the FHLB and other borrowings of $131.7 million, offset by a decrease in out-of-market deposits of $60.5 million.  In addition, stockholders’ equity increased $3.3 million to $65.5 million at March 31, 2008 from $62.3 million at June 30, 2007, primarily due to net income of $4.2 million.

The increase in securities available for sale of $73.8 million was primarily the result of purchases of $123.4 million exceeding sales, maturities and repayments of $52.2 million.  The $123.4 million of purchases included fixed-rate, mortgage-backed securities of $87.4 million. The increase in FHLB stock of $5.5 million was the result of higher outstanding balances of advances.

The decrease in net loans and leases receivable of $7.8 million was due primarily to the previous announcement on the decision to stop indirect automobile loan origination.  The balances on consumer indirect loans decreased $30.3 million from June 30, 2007 to March 31, 2008.  This was offset by the increase in other loan and lease receivables of $22.4 million for the same period.  In addition, net deferred costs decreased $605,000 from the levels at June 30, 2007, moving to a net deferred fees position of $23,000 at March 31, 2008.

Advances from the FHLB and other borrowings increased $131.7 million. The overall increase in FHLB borrowings was primarily the result of a decrease in out-of-market certificates of deposit of $60.5 million and increased purchases of securities available for sale of $123.4 million.

The $71.6 million decrease in deposits was due to decreases in out-of-market certificates of deposit of $60.5 million, money market accounts of $39.6 million, savings accounts of $5.3 million and non-interest bearing checking accounts of $3.4 million. The decrease in out-of-market certificates of deposit is attributed to a decision to pursue other sources of lower cost wholesale funds in the period.  These decreases were offset by increases within in-market certificates of deposit of $35.4 million and interest-bearing checking accounts of $1.6 million.  Public fund deposits decreased $31.9 million during the first nine months of Fiscal 2008 due to seasonal fluctuations typical for these accounts, primarily affecting the certificate of deposit and checking account balances.

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

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

Loan and Lease Portfolio Composition

	At March 31, 2008		At June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$102,274	13.46%	$116,544	15.18%
Commercial business and real estate (2) (3)	300,728	39.59%	275,646	35.92%
Multi-family real estate	42,057	5.54%	34,047	4.44%
Equipment finance leases	20,914	2.75%	22,307	2.91%
Consumer Direct (4)	101,001	13.30%	104,647	13.63%
Consumer Indirect (5)	52,832	6.96%	83,094	10.83%
Agricultural	133,944	17.63%	116,710	15.21%
Construction and development	5,874	0.77%	14,476	1.88%
Total Loans and Leases Receivable (6)	$759,624	100.00%	$767,471	100.00%

(1) Excludes $7,060 and $8,290 loans held for sale at March 31, 2008 and June 30, 2007, respectively.

(2) Includes $3,109 and $3,297 tax exempt leases at March 31, 2008 and June 30, 2007, respectively.

(3) Excludes $223 commercial loans held for sale at March 31, 2008 and June 30, 2007.

(4) Excludes $2,644 and $263 student loans held for sale at March 31, 2008 and June 30, 2007, respectively.

(5) The Company announced Consumer Indirect originations ceased during the first quarter of Fiscal 2008.

(6) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

Deposit Composition

	At March 31, 2008		At June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$83,316	11.20%	$86,679	10.62%
Interest bearing checking accounts	88,655	11.91%	87,030	10.67%
Money market accounts	172,970	23.24%	212,546	26.05%
Savings accounts	60,930	8.19%	66,235	8.12%
In-Market Certificates of deposit	327,299	43.98%	291,858	35.77%
Out-of-Market Certificates of deposit	11,049	1.48%	71,516	8.77%
Total Deposits	$744,219	100.00%	$815,864	100.00%

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

	Three Months Ended March 31,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$766,960	$13,188	6.92%	$758,370	$13,435	7.18%
Investment securities (2) (3)	173,835	2,253	5.21%	156,671	1,869	4.84%
FHLB stock	8,889	101	4.56%	5,768	56	3.94%

Total interest-earning assets	949,684	$15,542	6.58%	920,809	$15,360	6.77%
Noninterest-earning assets	70,917			70,682
Total assets	$1,020,601			$991,491

Interest-bearing liabilities:
Deposits:
Checking and money market	$262,518	$1,495	2.29%	$286,371	$2,639	3.74%
Savings	54,391	256	1.89%	48,029	344	2.90%
Certificates of deposit	343,517	3,942	4.61%	367,374	4,285	4.73%
Total interest-bearing deposits	660,426	5,693	3.47%	701,774	7,268	4.20%
FHLB advances and other borrowings	159,773	1,660	4.18%	99,139	1,132	4.63%
Subordinated debentures payable to trusts	27,837	494	7.14%	27,837	557	8.11%

Total interest-bearing liabilities	848,036	7,847	3.72%	828,750	8,957	4.38%
Noninterest-bearing deposits	79,186			74,017
Other liabilities	28,217			27,685
Total liabilities	955,439			930,452
Equity	65,162			61,039
Total liabilities and equity	$1,020,601			$991,491

Net interest income; interest rate spread (4)		$7,695	2.86%		$6,403	2.39%

Net interest margin (4) (5)			3.26%			2.82%

Net interest margin, TE (6)			3.32%			2.87%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the three months ended March 31, 2008 and March 31, 2007 have been annualized.

(5)  Net interest margin is net interest income divided by average interest-earning assets.

(6)  Net interest margin expressed on a fully taxable equivalent basis.

	Nine Months Ended March 31,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$772,732	$41,187	7.09%	$755,079	$40,403	7.13%
Investment securities (2) (3)	160,577	6,176	5.12%	155,158	5,488	4.71%
FHLB stock	7,403	249	4.47%	6,466	210	4.33%

Total interest-earning assets	940,712	$47,612	6.74%	916,703	$46,101	6.70%
Noninterest-earning assets	70,653			68,177
Total assets	$1,011,365			$984,880

Interest-bearing liabilities:
Deposits:
Checking and money market	$271,388	$6,153	3.02%	$281,144	$7,953	3.77%
Savings	52,195	940	2.40%	43,302	812	2.50%
Certificates of deposit	359,620	13,011	4.82%	361,828	12,403	4.57%
Total interest-bearing deposits	683,203	20,104	3.92%	686,274	21,168	4.11%
FHLB advances and other borrowings	129,295	4,456	4.59%	110,696	3,938	4.74%
Subordinated debentures payable to trusts (4)	27,837	1,693	8.09%	27,837	2,114	10.12%

Total interest-bearing liabilities	840,335	26,253	4.16%	824,807	27,220	4.40%
Noninterest-bearing deposits	79,544			77,069
Other liabilities	27,650			23,998
Total liabilities	947,529			925,874
Equity	63,836			59,006
Total liabilities and equity	$1,011,365			$984,880

Net interest income; interest rate spread (5)		$21,359	2.58%		$18,881	2.30%

Net interest margin (5) (6)			3.02%			2.74%

Net interest margin, TE (7)			3.08%			2.80%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Includes $125 and $290 expense in July 2007 and December 2006, respectively, for unamortized debt issuance costs.

(5)  Percentages for the nine months ended March 31, 2008 and March 31, 2007 have been annualized.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008 vs 2007			2008 vs 2007
	Increase	Increase		Increase	Increase
	(Decrease)	(Decrease)	Total	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$209	$(456)	$(247)	$964	$(180)	$784
Investment securities (2)	214	170	384	195	493	688
FHLB stock	31	14	45	31	8	39

Total interest-earning assets	$454	$(272)	$182	$1,190	$321	$1,511

Interest-bearing liabilities:
Deposits:
Checking and money market	$(211)	$(933)	$(1,144)	$(273)	$(1,527)	$(1,800)
Savings	48	(136)	(88)	168	(40)	128
Certificates of deposit	(262)	(81)	(343)	(70)	678	608
Total interest-bearing deposits	(425)	(1,150)	(1,575)	(175)	(889)	(1,064)
FHLB advances and other borrowings	703	(175)	528	664	(146)	518
Subordinated debentures payable to trusts	—	(63)	(63)	—	(421)	(421)

Total interest-bearing liabilities	$278	$(1,388)	$(1,110)	$489	$(1,456)	$(967)

Net interest income increase			$1,292			$2,478

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at March 31, 2008.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $4.3 million at March 31, 2008 from $4.0 million at June 30, 2007, an increase of $299,000, or 7.5%.  Accruing loans and leases delinquent more than 90 days increased $549,000 to $1.9 million at March 31, 2008 from $1.3 million at June 30, 2007.  Nonaccruing loans and leases decreased $184,000 to $2.0 million at March 31, 2008 from $2.2 million at June 30, 2007.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, was 0.40% at March 31, 2008, remaining the same as the 0.40% reported at June 30, 2007.

Nonaccruing loans and leases decreased 8.4%, or $184,000, to $2.0 million at March 31, 2008 compared to $2.2 million at June 30, 2007.  Included in nonaccruing loans and leases at March 31, 2008 were eight loans totaling $335,000 secured by one- to four-family real estate, one loan totaling $153,000 secured by commercial real estate, 11 loans totaling $555,000 secured by commercial business, four loans totaling $260,000 secured by agriculture, four leases totaling $134,000 and 38 consumer loans totaling $569,000.

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

As of March 31, 2008, the Company had $442,000 of foreclosed assets.  The balance of foreclosed assets at March 31, 2008 consisted of $234,000 of single-family collateral owned, $28,000 of equipment finance leases and $180,000 of consumer collateral owned.

At March 31, 2008, the Company had designated $12.6 million of its assets as special mention and classified $8.2 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At March 31, 2008 the Company had $22.3 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $243,000 were classified as of March 31, 2008.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes the March 31, 2008 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance the allowance existing at March 31, 2008 will be adequate in the future.

In accordance with the Company’s internal classification of assets policy, management evaluates the loan and lease portfolio on a monthly basis to identify loss potential and determine the adequacy of the allowance for loan and lease losses quarterly.  Loans and leases are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful.  Foreclosed assets include assets acquired in settlement of loans and leases.  The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets As Of
	March 31,	June 30,
	2008	2007
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$335	$228
Commercial real estate	153	25
Commercial business	555	1,441
Equipment finance leases	134	118
Consumer	569	378
Agricultural	260	—
Total	2,006	2,190

Accruing loans and leases delinquent more than 90 days:
One- to four-family	306	470
Commercial real estate	262	178
Commercial business	790	213
Equipment finance leases	309	88
Consumer	23	1
Agricultural	167	358
Total	1,857	1,308

Foreclosed assets: (1)
One- to four-family	234	158
Equipment finance leases	28	180
Consumer	180	170
Total	442	508

Total nonperforming assets	$4,305	$4,006

Ratio of nonperforming assets to total assets	0.40%	0.40%

Ratio of nonperforming loans and leases to total loans and leases (2) (3)	0.50%	0.45%

(1)  Total foreclosed assets do not include land or other real estate owned held for sale.

(2)  Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)  Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Nine Months Ended March 31,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$5,872	$5,657
Charge-offs:
One- to four-family	(3)	(12)
Commercial business	(873)	(216)
Equipment finance leases	(198)	(133)
Consumer	(626)	(527)
Agricultural	—	(31)
Total charge-offs	(1,700)	(919)

Recoveries:
One- to four-family	2	3
Commercial business	9	—
Equipment finance leases	18	—
Consumer	193	171
Agricultural	5	80
Total recoveries	227	254

Net (charge-offs)	(1,473)	(665)

Additions charged to operations	1,171	786

Balance at end of period	$5,570	$5,778

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.19)%	(0.09)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	0.72%	0.76%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	144.19%	163.22%

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

	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan and Lease Type	At March 31, 2008		At June 30, 2007
	(Dollars in Thousands)

One- to four-family	$318	$—	$342	$—
Commercial real estate	738	—	524	—
Multi-family real estate	129	—	123	—
Commercial business	1,355	90	1,974	335
Equipment finance leases	542	—	486	—
Consumer	1,234	—	1,178	—
Agricultural	1,034	130	860	50
Total	$5,350	220	$5,487	385

Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan and Lease Type	At March 31, 2008			At June 30, 2007
	(Dollars in Thousands)

Commercial business	4	$390	90	7	$1,360	335
Agricultural	2	341	130	1	121	50
Total	6	$731	220	8	$1,481	385

The allowance for loan and lease losses was $5.6 million at March 31, 2008 as compared to $5.8 million at March 31, 2007.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.72% at March 31, 2008 compared to 0.76% at March 31, 2007.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended March 31, 2008 and March 31, 2007

General.  The Company’s net income was $1.6 million, or $0.41 in basic and $0.40 in diluted earnings per share for the three months ended March 31, 2008, a $589,000 increase in earnings compared to $1.0 million, or $0.26 in basic and $0.25 in diluted earnings per share for the same period in the prior fiscal year.  For the three months ended March 31, 2008, the return on average equity was 10.02% compared to 6.78% for the same period in the prior fiscal year.  For the three months ended March 31, 2008, the return on average assets was 0.64% compared to 0.42% for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including increases in interest income of $182,000 and non-interest income of $194,000 and a decrease in interest expense of $1.1 million offset by an increase in provision for losses on loans and leases of $517,000 and an increase in non-interest expense of $83,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $15.5 million for the three months ended March 31, 2008 as compared to $15.4 million for the same period in the prior fiscal year, an increase of $182,000 or 1.2%.  A $209,000 increase in interest, dividend and loan fee income was due to a 1.1% increase in the average volume of loans and leases receivable, a $214,000 increase in interest, dividend and loan fee income was the result of an 11.0% increase in the average volume of investment securities and a $170,000 increase in interest, dividend and loan fee income was due to an increase in the average yield on investment securities from 4.84% for the three months ended March 31, 2007 to 5.21% for the three months ended March 31, 2008.  This was offset by a $456,000 decrease in the average yield on loans and leases receivable from 7.18% at March 31, 2007 to 6.92% at March 31, 2008.  The average yield on total interest-earning assets was 6.58% for the three months ended March 31, 2008 as compared to 6.77% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $7.8 million for the three months ended March 31, 2008 as compared to $9.0 million for the same period in the prior fiscal year, a decrease of $1.1 million or 12.4%.  A $1.2 million decrease in interest expense was the result of a decrease in the average rate paid on interest-bearing deposits from 4.20% for the three months ended March 31, 2007 to 3.47% for the three months ended March 31, 2008.  A $425,000 interest expense decrease was due to a 5.9% decrease in the average volume on interest-bearing deposits.  An interest expense increase of $703,000 was due to a 61.2% increase in the average volume of FHLB advances and other borrowings.  The average rate paid on total interest-bearing liabilities was 3.72% for the three months ended March 31, 2008 as compared to 4.38% for the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2008 increased $1.3 million, or 20.2%, to $7.7 million compared to $6.4 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to decreases in the average rate paid on interest-bearing liabilities and increases in the average volume of interest-earning assets for the three months ended March 31, 2008 compared to the same period in the prior fiscal year.  The Company’s net interest margin on a fully taxable equivalent basis was 3.32% for the three months ended March 31, 2008 as compared to 2.87% for the same period in the prior fiscal year.

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

During the three months ended March 31, 2008, the Company recorded a provision for losses on loans and leases of $551,000 compared to $34,000 for the three months ended March 31, 2007, an increase of $517,000.  See “Asset Quality” for further discussion.

Non-interest Income.  Non-interest income was $2.8 million for the three months ended March 31, 2008 as compared to $2.6 million for the same period in the prior fiscal year, an increase of $194,000, or 7.4%.  The increase in non-interest income was attributable to increases of $64,000 in loan servicing income, $58,000 in fees on deposits and $47,000 in other non-interest income for the three months ended March 31, 2008 as compared to the same period in the prior fiscal year.

Loan servicing income increased $64,000 from $525,000 for the three months ended March 31, 2007 to $589,000 for the three months ended March 31, 2008 primarily due to an increase of $64.4 million in the balances of loans serviced by the Bank from $962.7 million at March 31, 2007 to $1.027 billion at March 31, 2008.

Fees on deposits increased $58,000, for the three months ended March 31, 2008 as compared to the same period in the prior fiscal year, primarily due to increased point-of-sale interchange revenue.

Other non-interest income increased $47,000 for the three months ended March 31, 2008 as compared to the same period in the prior fiscal year, primarily due to a gain of $77,000 due to the mandatory partial redemption of VISA Inc. class B common stock.

Non-interest Expense.  Non-interest expense was $7.6 million for the three months ended March 31, 2008 as compared to $7.5 million for the three months ended March 31, 2007, an increase of $83,000, or 1.1%.  The increase in non-interest expense was primarily due to increases in compensation and employee benefits of $219,000 offset by a decrease in other non-interest expense of $135,000.

Compensation and employee benefits increased $219,000, or 4.6%, from $4.8 million for the three months ended March 31, 2007 to $5.0 million for the three months ended March 31, 2008.  Regular employee compensation increased $499,000 and variable pay related to employee incentives increased $45,000, offset by a decrease in net healthcare costs of $432,000.

Other non-interest expense decreased $135,000, or 14.3%, from $946,000 for the three months ended March 31, 2007 to $811,000 for the three months ended March 31, 2008, primarily due to a decrease in legal expenses of $85,000.

Income tax expense.  The Company’s income tax expense for the three months ended March 31, 2008 increased $297,000 or 62.3% to $774,000 compared to $477,000 for the same period in the prior fiscal year.  The effective tax rate was 32.29% and 31.57% for the three months ended March 31, 2008 and 2007, respectively.

Comparison of the Nine Months Ended March 31, 2008 and March 31, 2007

General.  The Company’s net income was $4.2 million, or $1.06 in basic and $1.05 in diluted earnings per share for the nine months ended March 31, 2008, a $21,000 decrease in earnings compared to $4.2 million, or $1.07 in basic and $1.05 in diluted earnings per share for the same period in the prior fiscal year.  For the nine months ended March 31, 2008, the return on average equity was 8.80% compared to 9.59% for the same period in the prior fiscal year.  For the nine months ended March 31, 2008, the return on average assets was 0.56% compared to 0.57% for the same period in the prior fiscal year.  As discussed in more detail below, the decrease was due to a variety of key factors, including an increase in interest income of $1.5 million and a decrease in interest expense of $967,000 offset by a decrease in non-interest income of $1.8 million, an increase in provision for losses on loans and leases of $385,000 and an increase in non-interest expense of $335,000.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $47.6 million for the nine months ended March 31, 2008 as compared to $46.1 million for the same period in the prior fiscal year, an increase of $1.5 million or 3.3%.  A $964,000 increase in interest, dividend and loan fee income was due to a 2.3% increase in the average volume of loans and leases receivable.  A $493,000 increase in interest, dividend and loan fee income was the result of an increase in the average yield on investment securities from 4.71% for the nine months ended March 31, 2007 to 5.12% for the nine months ended March 31, 2008.  The average yield on total interest-earning assets was 6.74% for the nine months ended March 31, 2008 as compared to 6.70% for the same period in the prior fiscal year.

Interest Expense.  Interest expense was $26.3 million for the nine months ended March 31, 2008 as compared to $27.2 million for the same period in the prior fiscal year, a decrease of $967,000 or 3.6%.  An $889,000 decrease in interest expense was the result of a decrease in the average rate paid on interest-bearing deposits from 4.11% for the nine months ended March 31, 2007 to 3.92% for the nine months ended March 31, 2008, and a $664,000 increase in interest expense was the result of an increase in the average volume of FHLB advances and other borrowings of 16.8%.  A net interest expense decrease of $165,000 was due to the unamortized debt issuance costs relating to the early redemption of two Trust Preferred Securities and $256,000 in interest expense was the result of a decrease in the average rate paid on subordinated debentures payable to trusts moving from 10.12% for the nine months ended March 31, 2007 to 8.09% for the nine months ended March 31, 2008,  The average rate paid on total interest-bearing liabilities was 4.16% for the nine months ended March 31, 2008 as compared to 4.40% for the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income for the nine months ended March 31, 2008 increased $2.5 million, or 13.1%, to $21.4 million compared to $18.9 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to increases in the average volume of interest-earning assets and average yield on interest-earning assets and by decreases in the average rate paid on interest-bearing deposits and subordinated debentures payable to trusts offset by an increase in the average volume of FHLB advances and other borrowings for the nine months ended March 31, 2008 compared to the same period in the prior fiscal year.  The Company’s net interest margin on a fully taxable equivalent basis was 3.08% for the nine months ended March 31, 2008 as compared to 2.80% for the same period in the prior fiscal year.

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

During the nine months ended March 31, 2008, the Company recorded a provision for losses on loans and leases of $1.2 million compared to $786,000 for the nine months ended March 31, 2007, an increase of $385,000.  See “Asset Quality” for further discussion.

Non-interest Income.  Non-interest income was $8.6 million for the nine months ended March 31, 2008 as compared to $10.4 million for the same period in the prior fiscal year, a decrease of $1.8 million, or 17.3%.  The decrease in non-interest income was primarily attributable to a one-time gain on sale of branches of $2.8 million in Fiscal 2007.  In addition, there were increases in loan servicing income of $341,000, fees on deposits of $318,000 and net gain on sale of loans of $276,000 for the nine months ended March 31, 2008 as compared to the same period in the prior fiscal year.

Loan servicing income increased $341,000 from $1.3 million for the nine months ended March 31, 2007 to $1.6 million for the nine months ended March 31, 2008 primarily due to an increase of $64.4 million in the balances of loans serviced by the Bank from $962.7 million at March 31, 2007 to $1.027 billion at March 31, 2008.

Fees on deposits increased $318,000 to $4.1 million for the nine months ended March 31, 2008 from $3.7 million the same period in the prior fiscal year primarily due to an increase in higher activity and increased service pricing.

Net gain on sale of loans increased $276,000 from $679,000 for the nine months ended March 31, 2007 to $955,000 for the nine months ended March 31, 2008 primarily due to an increase in the amount of loans sold.

Non-interest Expense.  Non-interest expense was $22.4 million for the nine months ended March 31, 2008 as compared to $22.1 million for the nine months ended March 31, 2007, an increase of $335,000, or 1.5%.  The increase in non-interest expense was primarily due to increases in compensation and employee benefits of $816,000 and check and data processing expenses of $118,000 offset by a decrease in marketing of $581,000.

Compensation and employee benefits increased $816,000, or 6.1%, from $13.4 million for the nine months ended March 31, 2007 to $14.2 million for the nine months ended March 31, 2008.

Check and data processing expenses increased $118,000 for the nine months ended March 31, 2008 compared to the same period in the prior fiscal year, primarily due to increases in data processing expenses of $126,000 for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007.

Marketing expense decreased $581,000, or 42.6%, from $1.4 million for the nine months ended March 31, 2007 to $783,000 for the nine months ended March 31, 2008 primarily due to several deposit packages introduced during Fiscal 2007.

Income tax expense.  The Company’s income tax expense for the nine months ended March 31, 2008 decreased $12,000, or 0.6%, to $2.1 million compared to $2.2 million for the same period in the prior fiscal year.  The effective tax rate was 33.74% and 33.75% for the nine months ended March 31, 2008 and 2007, respectively.

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

The Bank anticipates it will have sufficient funds available to meet current loan commitments.  At March 31, 2008, the Bank had outstanding commitments to originate mortgage loans of $22.2 million and non-mortgage loans of $15.6 million.  In addition, the Bank had outstanding commitments to sell residential mortgage loans of $13.6 million, commercial business loans of $223,000 and consumer student loans of $2.6 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to funding for use in liquidity management.  At March 31, 2008, the Bank had commitments to purchase securities available for sale of $10.8 million and no commitments to sell securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank has unsecured federal funds accommodations totaling $25.0 million with correspondent banks.  In addition, the Company has a revolving line of credit totaling $6.0 million with a correspondent bank.  There were no funds drawn on either line of credit at March 31, 2008.  Additionally, as of March 31, 2008, the Bank had $11.0 million in out-of-market certificates of deposit.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

On March 31, 2008, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2007 could be acquired through April 30, 2008.  As of March 31, 2008, 99,092 shares of common stock had been purchased pursuant to the program.  In addition, the Company approved a new stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2008 may be acquired through April 30, 2009.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At March 31, 2008, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.04% at March 31, 2008.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 11.02% at March 31, 2008.

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS 159 is effective as of the beginning of an entity’s first fiscal year after November 15, 2007.  SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value.  This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will adopt this new accounting standard effective July 1, 2008.  Management is currently reviewing the impact of SFAS 159 on the Company’s financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141R (SFAS 141R), “Business Combinations.”  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  SFAS 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements.  Management has reviewed SFAS 141R and does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interest in subsidiaries in the same way – as equity in the consolidated financial statements.  The Company does not currently have any noncontrolling interest in the consolidated financial statements.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Management is currently reviewing the impact of SFAS 161 on the Company’s financial statements.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at December 31, 2007 (the most recent report available) and March 31, 2007, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or –200 basis points, measured in 100 basis point increments).  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2007 or that the Company’s primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2008 changed significantly when compared to June 30, 2007.

The data in the following tables is based on assumptions utilized by the OTS in assessing interest rate risk of thrift institutions and published in “Selected Asset and Liability Price Tables as of December 31, 2007” and “Selected Asset and Liability Price Tables as of March 31, 2007.”  Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.

December 31, 2007

	Estimated	Estimated Increase
Change in	NPV	(Decrease) in NPV
Interest Rates	Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$102,405	$(18,334)	(15)%
+200	110,505	(10,234)	(8)
+100	116,905	(3,833)	(3)
—	120,739	—	—
-100	121,147	409	—
-200	118,967	(1,772)	(1)

March 31, 2007

	Estimated	Estimated Increase
Change in	NPV	(Decrease) in NPV
Interest Rates	Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$99,108	$(24,523)	(20)%
+200	107,335	(16,295)	(13)
+100	115,942	(7,688)	(6)
—	123,630	—	—
-100	124,127	496	—
-200	122,411	(1,220)	(1)

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock during the quarterly period ended March 31, 2008:

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
January 1 - 31, 2008	—	$0.00	—	323,141
February 1 - 29, 2008	11,600	$16.15	11,600	311,541
March 1 - 31, 2008	11,492	$16.33	11,492	300,049
3rd Quarter Total	23,092	$16.24	23,092

The Company currently has in effect a stock buyback program, which was publicly announced on April 30, 2007 and pursuant to which up to 10% of the common stock of the Company that was outstanding on May 1, 2007, which equals 399,141 shares, may be acquired through April 30, 2008.  As of March 31, 2008, 99,092 shares of common stock have been purchased pursuant to this program.

The Company approved a new stock buyback program effective as of May 1, 2008, which was publicly announced on April 28, 2008, in which up to 10% of the common stock of the Company outstanding on May 1, 2008, which equals 395,321 shares, may be acquired through April 30, 2009.

Item 6.                    Exhibits

Regulation S-K Exhibit Number	Document
10.25

Form of Employment Agreement by and between Home Federal Bank and Jon M. Gadberry (incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated July 2, 2007 and filed with the SEC on July 9, 2007)

10.26

Form of Change-in-Control Agreement by and between Home Federal Bank and Jon M. Gadberry (incorporated herein by reference to Exhibit 10.4 from the Company’s Current Report on Form 8-K dated July 2, 2007 and filed with the SEC on July 9, 2007)

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

HF Financial Corp.
(Registrant)

Date:	May 15, 2008	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2008	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number

10.25

Form of Employment Agreement by and between Home Federal Bank and Jon M. Gadberry (incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated July 2, 2007 and filed with the SEC on July 9, 2007)

10.26

Form of Change-in-Control Agreement by and between Home Federal Bank and Jon M. Gadberry (incorporated herein by reference to Exhibit 10.4 from the Company’s Current Report on Form 8-K dated July 2, 2007 and filed with the SEC on July 9, 2007)

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