Form 10-K
period 2008-06-30
HF FINANCIAL CORP
filed 2008-09-26
CIK 881790

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

Yes ☐    No ☒

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

        The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant's most recently completed second fiscal quarter, December 31, 2007, was approximately $60.1 million.

        As of September 16, 2008, there were 3,982,068 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement to be delivered to stockholders in connection with the 2008 annual meeting of stockholders to be held on November 19, 2008, are incorporated by reference in response to Part III of this report.

Annual Report on Form 10-K

i

Forward-Looking Statements

        This Annual Report on Form 10-K ("Form 10-K") and other reports issued by HF Financial Corp. (the "Company"), including reports filed with the Securities and Exchange Commission (the "SEC"), contain "forward-looking statements" that deal with future results, expectations, plans and performance. In addition, the Company's management may make forward-looking statements orally to the media, securities analysts, investors or others. These forward-looking statements might include one or more of the following:

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

        Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "optimism," "look-forward," "bright," "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

        Forward-looking statements about the Company's expected financial results and other plans are subject to certain risks, uncertainties and assumptions. These include, but are not limited to, the risks discussed in Part I, Item 1A "Risk Factors" in this Form 10-K and the following: possible legislative changes and adverse economic, business and competitive conditions and developments (such as shrinking interest margins and continued short-term rate environments); deposit outflows; reduced demand for financial services and loan products; changes in accounting policies or guidelines, or in monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company's loan and lease portfolios; the ability or inability of the Company to manage interest rate and other risks; unexpected or continuing claims against the Company's self-insured health plan; the Company's use of trust preferred securities; the ability or inability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; or other significant uncertainties.

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

        References in this Form 10-K to "we," "our," "us" and other similar references are to the Company, unless otherwise expressly stated or the context requires otherwise.

PART I

Item 1.    Business

        This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" and Part II, Item 8, "Financial Statements and Supplementary Data."

The Company

        HF Financial Corp., a unitary thrift holding company, was formed in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Bank (the "Bank") issued in the mutual to stock conversion of the Bank. The Company acquired all of the outstanding stock of the Bank on April 8, 1992. The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. Unless otherwise indicated, all matters discussed in this Form 10-K relate to the Company, and its direct and indirect subsidiaries, including without limitation, the Bank. See "Subsidiary Activities" below for further information regarding the subsidiary operations of the Company and the Bank.

        The executive offices of the Company and its direct and indirect subsidiaries are located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104. The Company's telephone number is (605) 333-7556.

Website and Available Information

        The website for the Company and the Bank is located at www.homefederal.com. Information on this website does not constitute part of this Form 10-K.

        The Company makes available, free of charge, its Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to stockholders upon request addressed to the Secretary of the Company at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.

The Bank

        The Bank was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. The Bank provides full-service consumer and commercial business banking, including an array of financial products, to meet the needs of its market place. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential, commercial business, consumer, multi-family, commercial real estate, construction and agricultural loans. The Bank's consumer loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. The Bank does not hold any non-investment grade bonds (i.e., "junk bonds"). The Bank receives loan servicing income on loans serviced for others and commission income from credit life insurance on consumer loans. The Bank, through its wholly-owned subsidiaries, offers annuities, mutual funds, life insurance and other financial products and equipment leasing services.

        The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to primary regulation and examination by the Office of Thrift Supervision ("OTS").

Segments

        Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company's reportable segments are "banking" (including leasing activities) and "other." The "banking" segment is conducted through the Bank and Mid America Capital Services, Inc. ("Mid America Capital") and the "other" segment is composed of smaller non-reportable segments, the Company and inter-segment eliminations. For financial information by segment see Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Subsidiary Activities

        In addition to the Bank, the Company had six other wholly-owned subsidiaries as of June 30, 2008: HF Financial Group, Inc. ("HF Group"), HF Financial Capital Trust III ("Trust III"), HF Financial Capital Trust IV ("Trust IV"), HF Financial Capital Trust V ("Trust V"), HF Financial Capital Trust VI ("Trust VI") and HomeFirst Mortgage Corp. (the "Mortgage Corp.").

        In August 2002, the Company formed HF Group, a South Dakota corporation, to market software to facilitate employee benefits administration, payroll processing and management and governmental reporting. HF Group has an approved line of credit with the Company of $100,000, with no funds advanced as of June 30, 2008. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

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

        In July 2007, the Company formed Trust VI, a Delaware corporation, for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust VI.

        The Mortgage Corp., a South Dakota corporation, was previously engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market. The Mortgage Corp. had no activity during fiscal 2008.

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

        The Bank has five wholly-owned subsidiaries, Hometown Insurors, Inc. ("Hometown"), Mid America Capital, Home Federal Securitization Corp. ("HFSC"), Mid-America Service Corporation ("Mid-America") and PMD, Inc. ("PMD").

        Hometown, a South Dakota corporation, provides financial and insurance products to customers of the Bank and members of the general public in the Bank's market area. Insurance products offered by Hometown primarily include annuities and life insurance products. Hometown obtains its funding via a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. As of June 30, 2008, the Bank had advanced no funds on an approved line of credit of $100,000. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

        Mid America Capital, a South Dakota corporation, specializes in equipment finance leasing. Mid America Capital obtains its funding through a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. As of June 30, 2008, Mid America Capital had advanced $16.2 million on an approved line of credit of $35.0 million with the Bank. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

        HFSC, a Delaware corporation, existed for the sole purpose of buying motor vehicle installment loans from the Bank to be securitized. HFSC had no activity during fiscal 2008. See "Off-Balance Sheet Financing Arrangements" of this Form 10-K for more information on the automobile securitization.

        Mid-America, a South Dakota corporation, in the past provided residential appraisal services to the Bank and other lenders in the Bank's market. Mid-America had no activity during fiscal 2008.

        PMD, a South Dakota corporation, in the past was engaged in the business of buying, selling and managing repossessed real estate properties. PMD had no activity during fiscal 2008.

Market Area

        Based on total assets at June 30, 2008, the Bank is the largest savings association headquartered in South Dakota. The Bank has a total of 33 banking centers in its market area and one internet branch located at www.homefederal.com. The Bank's primary market area includes communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area (MSA), Pierre, Mitchell, Aberdeen, Brookings, Dakota Dunes, Watertown, and Yankton. The Bank also has a branch in Marshall, Minnesota, which serves customers located in southwestern Minnesota, and its banking center located in Dakota Dunes, South Dakota serves customers located in northwestern Iowa. The Bank's primary market area features a variety of agri-business, banking, financial services, health care and light manufacturing firms. The internet branch allows access to customers beyond traditional geographical areas.

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

Business Banking

         Commercial Business Lending.    In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates adjustable- and fixed-rate commercial loans. Interest rates on commercial business loans generally adjust or float with a designated national index plus a specified margin. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment and business expansion within the Bank's market area. The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration ("SBA") of which a portion of such loans are also guaranteed in part by the SBA. The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans. The Bank anticipates continued expansion and emphasis of its commercial business lending, subject to market conditions and the Home Owners' Loan Act ("HOLA") restrictions. See "Regulation—Business Activities" below for HOLA restrictions.

        Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). The Bank's commercial business loans are occasionally secured by the assets of the business, such as accounts receivable, equipment and inventory. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Whenever possible, the Bank's commercial business loans include personal guarantees of the borrowers. In addition, the loan officer may perform on-site visits, obtain financial statements and perform a financial review of the loan.

         Multi-Family and Commercial Real Estate Lending.    The Bank engages in multi-family and commercial real estate lending primarily in South Dakota and the adjoining Midwestern states. These lending activities may include existing property or new construction development or purchased loans.

        Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. In addition, loans secured by property outside of the Bank's primary market area may contain a higher degree of risk due to the fact that the Bank may not be as familiar with market conditions where such property is located. The Bank does not have a material concentration of multi-family or commercial real estate loans outside of South Dakota and the adjoining Midwestern states.

        The Bank presently originates adjustable-rate, short-term balloon payment, fixed-rate multi-family and commercial real estate loans. The Bank's multi- family and commercial real estate loan portfolio is secured primarily by apartment buildings and owner occupied and non-owner occupied commercial real estate. The terms of such loans are negotiated on a case-by-case basis. Commercial real estate loans generally have terms that do not exceed 25 years. The Bank has a variety of rate adjustment features, call provisions and other terms in its multi-family and commercial real estate loan portfolio. Generally, the loans are made in amounts up to 80.00% of the appraised value of the collateral property and with debt service coverage ratios of 115.00% or higher. The debt service coverage is the ratio of net cash from operations before payment of debt service. However, these percentages may vary depending on the type of security and the guarantor. Such loans provide for a negotiated margin over a designated national index. The Bank analyzes the financial condition of the borrower, the borrower's credit history, the borrower's prior record for producing sufficient income from similar loans, references and the reliability and predictability of the net income generated by the property securing the loan. The Bank generally requires personal guarantees of borrowers.

        Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan. The sale of participation interests in a loan are necessitated by the amount of the loan or the limitation of loans-to-one borrower. See "Regulation—Loans-to-One Borrower" for a discussion of the loans-to-one borrower regulations. In return for servicing these loans for the participants, the Bank generally receives a fee of 0.25% to 0.38%. Also, income is received at loan closing from loan fees and discount points. Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by appraisers approved pursuant to the Bank's appraisal policy.

        The HOLA includes a provision that limits the Bank's non-residential real estate lending to no more than four times its total capital. This maximum limitation, which at June 30, 2008 was $350.6 million, has not materially limited the Bank's lending practices.

        Under HOLA, the maximum amount which the Bank may lend to any one borrower is 15.00% of the Bank's unimpaired capital and surplus, or $13.3 million at June 30, 2008. Loans in an amount equal to an additional 10.00% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. The Bank may request a waiver from the OTS to exceed the 15.00% loans-to-one borrower limitation on a case-by-case basis. See "Regulation—Loans-to-One Borrower" for more information and a discussion of the loans-to-one borrower regulations.

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

        Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property, or, for larger projects, both an appraisal and a study of the feasibility of the proposed project. The Bank's construction loan policy provides for the inspection of properties by independent in-house and outside inspectors at the commencement of construction and prior to disbursement of funds during the term of the construction loan.

         Agricultural Loans.    In order to serve the needs of the local agricultural community and improve the interest rate sensitivity and yield of its assets, the Bank originates agricultural loans through its agricultural division. The agricultural division offers loans to its customers such as: (1) operating loans which are used to fund operating expenses, which typically have a one year term and are indexed to the national prime rate; (2) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (3) agricultural farmland term loans which are used to fund land purchases or refinances; (4) specialized livestock loans to fund facilities and equipment for confinement enterprises; and (5) loans to fund ethanol plant development. Agriculture real estate loans typically will have personal guarantees of the borrowers, a first lien on the real estate, interest rates adjustable to the national prime rate or Treasury Note rates, and annual, quarterly or monthly payments. Operating and term loans are secured by farm chattels (crops, livestock, machinery, etc.), which are the operating assets of the borrower. The Bank also originates agricultural loans directly and through programs sponsored by the Farmers Service Agency ("FSA") of which a portion of such loans are also guaranteed in part by the FSA.

        Loan customers are required to supply current financial statements, tax returns and cash flow projections which are updated on an annual basis. In addition, on major loans, the loan officer will perform an annual farm visit, obtain financial statements and perform a financial review of the loan.

Mortgage Lending

         One- to Four-Family Residential Mortgage Lending.    One- to four-family residential mortgage loan originations are primarily generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences.

        The Bank currently makes 10-, 15-, 20- and 30-year fixed- and adjustable-rate ("ARM") one- to four-family residential mortgage loans in amounts up to 95.00% of the appraised value of the collateral property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure at or below the 80.00% level. The Bank generally offers an ARM loan having a fixed rate for the initial three to five years, which then converts to a one-year ARM loan for the remainder of the life of the loan. These loans provide for an annual cap and a lifetime cap at a set percent over the fully-indexed rate.

        The Bank also offers balloon loans, which are sold on the secondary market and have a fixed-rate for the first five or seven years of the loan. At the end of the five- or seven-year period, the loan converts to a 23- or 25-year fixed-rate loan at the then current market rate provided that the borrower qualifies at the new rate. If the borrower fails to qualify at the new rate, the loan becomes payable in full. The Bank also offers a portfolio loan product that is a five- or seven-year balloon loan that is underwritten to secondary market standards but if fully payable at the end of the balloon term.

        To meet the needs of the Bank's borrowers and financial needs of the communities it serves, the Bank has developed two distinct types of loan programs. The Integrity Mortgage Program is a limited documentation program that is generally available to the upper credit profile customer. The Olympic Plus Program is a program for individuals that do not meet secondary market standards but are eligible for private mortgage insurance. The program underwriting guidelines match those as established by the private mortgage insurance company. Borrowers may choose from either an ARM or balloon product as a financing option.

        The Bank also offers fixed-rate 10- to 30-year mortgage loans that conform to secondary market standards. Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions. Residential loans generally do not include prepayment penalties.

        The Bank also originates fixed-rate one- to four-family residential mortgage loans through the South Dakota Housing Development Authority ("SDHDA") program. These loans generally have terms not to exceed 30 years and are insured by the Federal Housing Administration ("FHA"), Veterans Administration ("VA"), Rural Development or private mortgage insurance. The Bank receives an origination fee of 1.00% of the loan amount from the borrower and a servicing fee of generally 0.38% from the SDHDA for these services. The Bank is the largest servicer of loans for the SDHDA. At June 30, 2008, the Bank serviced $932.9 million of mortgage loans for the SDHDA. See Note 4 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K for information on loan servicing.

        In underwriting one- to four-family residential mortgage loans, the Bank evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. The property that secures the real estate loans made by the Bank is appraised by an appraiser approved under the Bank's appraisal policy. The Bank requires borrowers to obtain title, fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Bank contain a "due-on-sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the collateral property.

        The Bank offers on-line mortgage capabilities through QuickClick™ Online Mortgage Solutions, a service that allows customers to check rates, research loan options and complete mortgage applications via the Bank's website. This service is currently available to branch locations in South Dakota and Minnesota.

Consumer Lending

         Other Consumer Lending.    The Bank's management considers its consumer loan products to be an important component of its lending strategy. Specifically, consumer loans generally have shorter terms to maturity and carry higher rates of interest than one- to four-family residential mortgage loans. In addition, the Bank's management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

        Loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 100.00% or less of the appraised or assessed value of the property securing the loan and generally have maximum terms that do not exceed 10 to 15 years.

        The student loans originated by the Bank are guaranteed as to principal and interest by the South Dakota Education Assistance Corporation. The Bank typically sells such student loans with servicing rights released approximately 120 days after funds have been disbursed to the student.

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

        The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant's payment history on other debts, and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

        Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or boats. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Leasing Activities

         General.    Through its wholly-owned subsidiary, Mid America Capital, the Bank originates commercial and municipal leases. These products have a fixed interest rate for the duration of the lease with terms typically ranging from 24 - 60 months. The leases generally are 100.00% financed with only the first or first and last months' payments due at lease inception. As a result of the 100.00% financing and fixed interest rate, the yield on leases is higher than similar type lending products.

        Leases are originated generally in a five-state area in the upper Midwest. All leases are secured by the equipment leased, with personal guarantees of the borrowers normally obtained on commercial leases.

         Commercial Leases.    In order to support the Bank and its customers and to improve the yield of its assets, Mid America Capital originates commercial leases to customers primarily in the upper Midwest. Mid America Capital offers three types of commercial leases: capital, tax and Terminal Rental Adjustment Clause ("TRAC") leases. TRAC leases are generally for medium- to heavy-duty titled equipment, such as semi-tractors and trailers and medium- to heavy-duty trucks. Leases may be structured with a contracted residual of as little as $1.00 up to 20.00-25.00% of the equipment cost. Leases encompass a wide variety of equipment for a variety of commercial uses. The customer base tends to be small- to medium-sized businesses that view leasing as another financing option that augments their overall operation. Repayment terms tend to be monthly in nature.

        As with commercial loans, commercial leases typically are made on the basis of the borrower's ability to make repayment from the cash flow of their business. As a result, the availability of funds for the repayment of commercial leases may be substantially dependent on the success of the business itself. The collateral securing the leases will generally depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

        Repayment is based on the municipality's ability to levy and collect taxes. Assuming the municipality has a bond rating, that bond rating, together with audited financial statements, are the basis for the lease. On larger leases, bond ratings and financial statements will be reviewed annually.

         Loan and Lease Portfolio Composition.    The following table sets forth information concerning the composition of the Company's loan and lease portfolio from continuing operations in dollar amounts and in percentages (before deductions for the undisbursed portion of loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
One- to four-family(1)	$108,548	13.36%	$125,525	15.97%	$108,342	14.57%	$106,832	15.46%	$104,492	15.80%
Multi-family	46,118	5.68	34,126	4.34	34,161	4.59	34,241	4.95	42,721	6.46
Commercial business and real estate(2)(3)	310,379	38.20	281,357	35.79	248,060	33.35	223,812	32.39	213,696	32.32
Agricultural real estate	78,043	9.60	48,030	6.11	31,484	4.23	23,954	3.47	20,449	3.09
Construction and development	8,286	1.02	18,674	2.38	33,596	4.52	15,454	2.24	15,044	2.28
Equipment finance leases(2)	19,250	2.37	22,267	2.83	29,343	3.95	33,090	4.79	26,942	4.07
Agricultural business	91,934	11.31	69,608	8.86	57,985	7.80	50,088	7.25	42,953	6.50
Consumer Loans:
Automobile	58,807	7.24	98,238	12.50	106,900	14.37	108,621	15.72	101,669	15.38
Deposit account	1,580	0.19	1,772	0.23	1,553	0.21	1,253	0.18	1,489	0.22
Student(4)	614	0.08	263	0.03	420	0.06	400	0.06	324	0.05
Junior liens on mortgages	81,250	10.00	79,113	10.06	84,898	11.42	87,243	12.63	85,684	12.96
Other	7,724	0.95	7,079	0.90	6,932	0.93	5,968	0.86	5,748	0.87

Total consumer loans	149,975	18.46	186,465	23.72	200,703	26.99	203,485	29.45	194,914	29.48

Total gross loans and leases	812,533	100.00%	786,052	100.00%	743,674	100.00%	690,956	100.00%	661,211	100.00%

Less:
Undisbursed portion of loans in process	(19,834)		(10,387)		(9,674)		(6,350)		(7,338)
Deferred fees and discounts	(193)		582		883		1,289		1,029
Allowance for losses	(5,933)		(5,872)		(5,657)		(5,076)		(3,605)

Total loans and leases receivable, net	$786,573		$770,375		$729,226		$680,819		$651,297

(1)
Includes one- to four-family loans held for sale.

(2)
Includes tax-exempt loans and leases.

(3)
Includes commercial loans held for sale.

(4)
Includes student loans held for sale.

        The following table sets forth the composition of the Company's loan and lease portfolio from continuing operations by fixed- and adjustable-rate in dollar amounts and in percentages (before deductions for the undisbursed portion of loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated. Variable loans are tied to various indices including prime rate and the treasury yield curve and have reset dates ranging from daily to several years.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Fixed-Rate Loans and Leases:
One- to four-family(1)	76,392	9.40%	$89,086	11.33%	$70,341	9.46%	$65,605	9.49%	$70,895	10.72%
Multi-family, commercial & construction(2)(3)	107,511	13.23	121,046	15.40	115,939	15.59	70,121	10.14	70,696	10.69
Agricultural real estate	23,842	2.93	13,591	1.73	9,495	1.28	4,096	0.59	2,609	0.39
Consumer(4)	110,699	13.63	146,686	18.66	151,354	20.35	141,942	20.54	133,012	20.12
Agricultural business	17,022	2.09	14,007	1.78	6,673	0.90	6,759	0.98	3,905	0.59
Equipment finance leases(2)	19,250	2.37	22,267	2.83	29,343	3.95	33,090	4.79	26,942	4.07

Total fixed-rate loans and leases	354,716	43.65	406,683	51.73	383,145	51.53	321,613	46.53	308,059	46.58

Adjustable-Rate Loans:
One- to four-family(1)	32,156	3.96	36,439	4.64	38,001	5.11	41,227	5.97	33,597	5.08
Multi-family, commercial & construction	257,271	31.67	213,111	27.12	199,878	26.87	203,386	29.44	200,765	30.36
Agricultural real estate	54,201	6.67	34,439	4.38	47,770	6.42	19,858	2.87	17,840	2.70
Consumer(4)	39,277	4.83	39,779	5.06	49,349	6.64	61,543	8.92	61,902	9.37
Agricultural business	74,912	9.22	55,601	7.07	25,531	3.43	43,329	6.27	39,048	5.91

Total adjustable-rate loans	457,817	56.35	379,369	48.27	360,529	48.47	369,343	53.47	353,152	53.42

Total loans and leases	812,533	100.00%	786,052	100.00%	743,674	100.00%	690,956	100.00%	661,211	100.00%

Less:
Undisbursed portion of loans in process	(19,834)		(10,387)		(9,674)		(6,350)		(7,338)
Deferred fees and discounts	(193)		582		883		1,289		1,029
Allowance for loan and lease losses	(5,933)		(5,872)		(5,657)		(5,076)		(3,605)

Total loans and leases receivable, net	$786,573		$770,375		$729,226		$680,819		$651,297

(1)
Includes one- to four-family loans held for sale.

(2)
Includes tax-exempt loans and leases.

(3)
Includes commercial loans held for sale.

(4)
Includes student loans held for sale.

        The following schedule illustrates the scheduled principal contractual repayments of the Company's loan and lease portfolio at June 30, 2008. Mortgages which have adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family(1)	Multi- Family	Commerical	Agricultural	Construction & Development	Consumer(2)	Commercial Business(3)	Agricultural	Total
	(Dollars in Thousands)
Due in less than 1 year	$4,082	$3,487	$34,348	$9,404	$4,351	$38,495	$73,134	$76,746	$244,046
Due in 1 to 5 years	27,130	15,626	52,718	19,336	601	93,499	57,316	13,113	279,339
Due 5 years or greater	77,336	27,005	97,972	49,303	3,334	17,982	14,141	2,075	289,148

Total	$108,548	$46,118	$185,038	$78,043	$8,286	$149,976	$144,591	$91,934	$812,533

(1)
Includes one- to four-family loans held for sale.

(2)
Includes demand loans, loans having no stated maturity, student loans held for sale and overdraft loans.

(3)
Includes equipment finance leases, tax-exempt leases and commercial loans held for sale.

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

        The following table sets forth the composition of the Company's deferred fees and discounts on loans as of the dates indicated.

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
One-to four-family	$(599)	$(691)	$(616)	$(576)	$(561)
Multi-family, commercial real estate & construction	(232)	(276)	(348)	(278)	(334)
Consumer	44	103	113	122	113
Agricultural	(70)	(44)	(32)	(32)	(32)
Equipment finance leases	39	40	63	80	77
Commercial business	21	14	5	(15)	(125)
Dealer reserve	604	1,436	1,698	1,988	1,891

Total deferred fees and discounts	$(193)	$582	$883	$1,289	$1,029

        Deferred fees and discounts on loans and leases have trended to a net deferred cost position. In fiscal 2008, the net deferred fees and discounts on loans and leases decreased by $775,000. This decrease was primarily due to a $832,000 decrease in dealer reserve, as a result of lower dollar volume of originated indirect automobile loans as the Company ceased originations in the first quarter of fiscal 2008.

Potential Problem Loans

         Nonperforming Assets.    See "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for discussion.

         Classified Assets.    Federal regulations provide for the classification of loans, leases and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "criticized" or "special mention" by management.

        When the Company classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100.00% of that portion of the asset so classified or to charge-off such amount. The Company's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank's Regional Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

        In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 2008, the Company had designated $22.2 million of its assets as special mention and $11.5 million of its assets as classified. Other potential problem loans are included in criticized and classified assets. See "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further discussion.

         Allowance for Loan and Lease Losses.    See "Application of Critical Accounting Policies" and "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for discussion.

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

        At June 30, 2008, the Company's investments in mortgage-backed securities totaled $189.6 million, or 17.2% of its total assets. As of such date, the Bank also had a $11.2 million investment in the stock of the Federal Home Loan Bank of Des Moines ("FHLB" or "FHLB of Des Moines") in order to satisfy the FHLB of Des Moines' requirement for membership.

        The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table.

	At June 30, 2008
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. government agencies & corporations	—	—%	$6,174	5.07%	$2,316	5.41%	—	—%	$8,490	$8,663
Federal Home Loan Bank	—	—	2,999	5.23	945	5.50	—	—	3,944	4,031
Municipal bonds	230	2.63	3,376	3.71	4,723	3.81	3,990	3.96	12,319	12,181
Trust preferred securities	—	—	—	—	—	—	12,372	4.64	12,372	10,292
Mortgage-backed securities	—	—	1,777	5.25	52,054	5.05	137,116	5.29	190,947	189,567

Total investment securities	$230		$14,326		$60,038		$153,478		$228,072	$224,734

        The effective maturities for the Bank's mortgage-backed securities are much shorter due to the combination of prepayments and the variable nature of $63.1 million of mortgage-backed securities. The variable or hybrid (fixed for a period of time and then variable thereafter) structure gives the Bank flexibility in risk management of the balance sheet.

        The Company's investment securities portfolio did not contain non-investment grade bonds (i.e., "junk bonds") or other corporate debt securities.

        No other-than-temporary impairments were recorded against earnings during fiscal years 2008, 2007 or 2006. See Note 1, "Summary of Significant Accounting Policies," and Note 2, "Investment Securities," of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 of this Form 10-K for additional information.

        The Bank's investment security portfolio is managed in accordance with a written investment policy adopted by the Board of Directors. Investments may be made by the Bank's officers within specified limits and approved in advance by the Board of Directors for transactions over these limits. At the present time, the Bank does not have any investments that are held for trading purposes. At June 30, 2008, the Company had $225.0 million of securities available for sale, including mortgage-backed securities of $189.6 million. See Note 2 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further information on the Company's investment portfolio.

Sources of Funds

         General.    The Company's primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, mortgage-backed securities and callable agency securities. Secondary sources include sales of mortgage loans, sales and/or maturities of securities, out-of-market deposits and short-term investments.

        Borrowings of the Bank are primarily from the FHLB of Des Moines, and may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities. The Bank has established collateral at the Federal Reserve Bank ("FRB") as a contingent source of funding. See Note 7 of the "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further detail of the Company's borrowings.

         Deposits.    The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of statement savings accounts, checking accounts, money market and certificate of deposit accounts ranging in terms from 30 days to five years. The Bank primarily solicits deposits from its market area. The Bank relies primarily on customer service, competitive pricing policies and advertising to attract and retain these deposits. Based on liquidity needs, the Bank may, from time to time, acquire out-of-market deposits.

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

        The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of the dates indicated.

	At June 30,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$90,598	11.55%	$86,679	10.62%	$84,757	11.02%
Interest bearing accounts weighted average rates of .64%, 1.97% and 0.95% at June 30, 2008, 2007 and 2006	90,125	11.49	87,030	10.67	54,862	7.14
Savings accounts weighted average rates of 1.46%, 3.26% and 3.40% at June 30, 2008, 2007 and 2006	78,575	10.02	66,235	8.12	76,695	9.97
Money market accounts weighted average rates of 1.53%, 3.84% and 3.89% at June 30, 2008, 2007 and 2006	171,689	21.89	212,546	26.05	232,471	30.23

Total transaction accounts	430,987	54.95	452,490	55.46	448,785	58.36

In-Market Certificates of Deposit:
0.00 - 3.99%	124,448	15.87	45,387	5.56	124,302	16.16
4.00 - 4.99%	106,627	13.60	78,457	9.62	104,320	13.57
5.00 - 5.99%	94,727	12.08	167,710	20.56	34,135	4.44
6.00 - 6.99%	193	0.02	304	0.04	7	0.00
7.00 - 7.99%	—	—	—	—	—	—

Total in-market certificates of deposit	325,995	41.57	291,858	35.78	262,764	34.17
Out-of-market certificates of deposit weighted average rate of 2.98%, 5.10% and 4.69% at June 30, 2008, 2007 and 2006	27,255	3.48	71,516	8.76	57,453	7.47

Total certificates of deposit	353,250	45.05	363,374	44.54	320,217	41.64

Total deposits	$784,237	100.00%	$815,864	100.00%	$769,002	100.00%

        The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2008.

	Maturity
	Less Than 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000(1)	$44,961	$22,811	$47,577	$76,268	$191,617
Certificates of deposit of $100,000 or more	32,783	12,725	13,553	54,898	113,959
Out-of-market certificates of deposit(2)	17,179	8,982	1,094	0	27,255
Public funds(3)(4)	9,369	7,231	2,707	1,112	20,419

Total certificates of deposit	$104,292	$51,749	$64,931	$132,278	$353,250

(1)
Includes funds from the Certificate of Deposit Account Registry Service ("CDARS") certificate of deposit program of $9.3 million.

(2)
Includes certificates of deposit of $100,000 or greater of $18.8 million.

(3)
Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)
Includes certificates of deposit of $100,000 or greater of $9.3 million.

        The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 6 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. Deposits at June 30, 2008, and 2007 included $76.5 million and $73.3 million, respectively, of deposits from one local governmental entity, the majority of which are savings account balances.

         Borrowings.    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

        The Bank's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgeable loans, including but not limited to, its mortgage related loans, mortgage-backed securities and U.S. Government and other agency securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2008, the Bank's FHLB advances totaled $198.3 million, representing 19.1% of total Company liabilities. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further detail of the Company's borrowings.

        The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings at the dates indicated.

	Years Ended June 30,
	2008	2007	2006
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$244,040	$131,975	$152,369
Other borrowings	180	100	700
Average Balance:
FHLB and FRB advances	$152,140	$106,150	$119,408
Other borrowings	149	2	287

        The following table sets forth certain information as to the Bank's FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2008	2007	2006
	(Dollars in Thousands)
Overnight federal funds purchased	$29,920	$—	$1,120
Fixed-rate FHLB advances	168,355	68,500	90,500
Other borrowings	179	100	—

Total borrowings	$198,454	$68,600	$91,620

Weighted average interest rate of borrowings	3.88%	4.78%	4.51%

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

Employees

        At June 30, 2008, the Bank had a total of 307 full-time equivalent employees ("FTEs") including 5 FTEs of the Bank's subsidiary corporations. The Bank's employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.

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

        The Bank is required to file periodic reports with the OTS and is subject to periodic examinations primarily by the OTS and to a lesser extent by the FDIC. The last examination of the Bank by the OTS concluded on June 28, 2008.

         Assessments.    The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed by totaling three components: the Bank's total assets, supervisory condition, and complexity of operations. The Bank's OTS assessment (standard assessment) for the fiscal year ended June 30, 2008, was approximately $219,206.

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

        In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing corrective actions and other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

         Prompt Corrective Regulatory Action.    Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the association's capital:

  •
  well-capitalized;

  •
  adequately capitalized;

  •
  undercapitalized;

  •
  significantly undercapitalized; or

  •
  critically undercapitalized.

        The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OTS is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets.

        An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

  •
  an amount equal to five percent of the bank's total assets at the time it became "undercapitalized;" and

  •
  the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

        If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are "significantly" or "critically undercapitalized" are subject to a wider range of regulatory requirements and restrictions. Under the OTS regulations, generally, a federally chartered savings bank is treated as "well-capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.

        At June 30, 2008, the Bank met the criteria for being considered "well-capitalized."

         Business Activities.    The activities of federal savings banks are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, many types of lending authority for federal savings associations are limited to a specified percentage of the institution's capital or assets.

         Loan and Investment Powers.    The Bank derives its lending and investment powers from the HOLA, and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400.00% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20.00% of an association's assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10.00% of assets being limited to small business loans; (d) a limit of 35.00% of an association's assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30.00% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (e) a limit of 5.00% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5.00% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In addition, the HOLA and the OTS regulations provide that a federal savings association may invest up to 10.00% of its assets in tangible personal property for leasing purposes. At June 30, 2008, the Bank met the 10.00% leasing limitation with 1.74% of total Bank assets. Such general leases, however, do not have to be aggregated with the institution's loans for purposes of the HOLA's investment and lending limitations. At June 30, 2008, the Bank met the 20.00% limitation with 18.85% of total Bank assets.

         Loans-To-One Borrower.    Under the HOLA, the Bank is generally subject to the same limits on loans-to-one borrower as are imposed on national banks. With specified exceptions, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15.00% of the association's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10.00% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2008, the Bank's lending limit under this restriction was $13.3 million.

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

        The DIF was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the "Deposit Insurance Fund Act"). In addition to merging the insurance funds, the Deposit Insurance Fund Act established a statutory minimum and maximum designated reserve ratio for the DIF and granted the FDIC greater flexibility in establishing the required reserve ratio. In its regulations implementing the Deposit Insurance Fund Act, the FDIC has set the current annual designated reserve ratio for the DIF at 1.25%.

        In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution's premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the DIF. Under the assessment system, the FDIC assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates currently range from 0.00% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The FDIC is authorized to raise the assessment rates as necessary to maintain the DIF. The Bank's assessment rate at June 30, 2008 was 0.056%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

        The Federal Deposit Insurance Reform Act of 2005 allows "eligible insured depository institutions" to share a one-time assessment credit pool of approximately $4.7 billion. To be eligible, an institution must have been in existence on December 31, 1996 and have paid a deposit insurance assessment prior to that date, or be a "successor" to such an institution. The Bank's remaining assessment credit is $111,219, which will be applied to reduce future deposit insurance assessments.

        In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established in 1987 to recapitalize the predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019.

        The Bank's assessment rate for the fiscal year ending June 30, 2008, was 0.056% and the premium paid for this period was $91,872. The FDIC has authority to increase insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

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

        In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank's risk profile. At June 30, 2008, the Bank exceeded each of its capital requirements as shown in the following table:

	Amount(2)	Percent of Applicable Assets(1)
	(Dollars in Thousands)
GAAP Capital	$87,653	7.94%

Tier 1 (core) capital	$85,623	7.78%
Required	55,034	4.00

Excess over requirement	$30,589	3.78%

Risk-based capital	$91,417	10.83%
Required	84,398	8.00

Excess over requirement	$7,019	2.83%

    (1)
    Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk based capital figures are determined as a percentage of risk-weighted assets.

    (2)
    The Bank's investment in its subsidiaries is included for purposes of calculating regulatory capital.

        The Federal Deposit Insurance Corporation Improvement Act (the "FDICIA") requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, concentration of risk and the risks of non-traditional activities. The OTS monitors the interest rate risk of individual institutions through the OTS requirements for interest rate risk management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of interest rate risk and the responsibility of boards of directors in that area.

        The OTS continues to monitor the interest rate risk of individual institutions through analysis of the change in net portfolio value ("NPV"). NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by savings banks. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

         Limitations on Dividends and Other Capital Distributions.    The OTS imposes various restrictions or requirements on the Bank's ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank's net income for that year plus retained net income for the previous two years.

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

        During the fiscal year ended June 30, 2008, the Bank paid cash dividends to the Company totaling $5.2 million.

         Liquidity.    All savings associations, including the Bank, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. For a discussion of what the Bank includes in liquid assets, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

         Branching.    Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See the section below entitled "Qualified Thrift Lender Test." This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

         Community Reinvestment.    Under the Community Reinvestment Act (the "CRA"), as implemented by the OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings association, to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in the OTS evaluation, which was last completed on May 29, 2008.

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

         Qualified Thrift Lender ("QTL") Test.    Under the HOLA, the Bank must comply with the qualified thrift lender, or "QTL" test. Under the QTL test, the Bank is required to maintain at least 65.00% of its "portfolio assets" (total assets less (a) specified liquid assets up to 20.00% of total assets, (b) intangibles, including goodwill, and (c) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12 month period. The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986, as amended.

        At June 30, 2008, the Bank held 74.82% of its portfolio assets in qualified thrift investments and had more than 65.00% of its portfolio assets in qualified thrift investments in 12 of the 12 months during the fiscal year ended June 30, 2008, and thus qualified under the QTL test. The Bank has met the QTL test since its inception.

        A savings bank that fails the QTL test and is unable to demonstrate a reasonable likelihood of meeting it in the future may be required to convert to a bank charter and will generally be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank. In addition, if the institution does not re-qualify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and may have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible.

         Transactions with Affiliates.    The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations, Sections 22(g), 22(h) 23A and 23B of the Federal Reserve Act (the "FRA") and Regulation W issued by the Federal Reserve Board, Section 11 of the HOLA as well as any additional limitations adopted by the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers.

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

        Section 402 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

         Nontraditional Mortgage Products.    The federal banking agencies recently published final guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. No portion of the Bank's adjustable rate residential mortgage loans consist of interest-only or payment option mortgage loans.

        Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance required increased scrutiny for alternative mortgage products. Institutions that originate or service alternative mortgages should have (a) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (b) prudent lending policies and underwriting standards that address a borrower's repayment capacity; and (c) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features that compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application.

        The Bank is required to comply with the guidance as it is interpreted and applied by the OTS.

         Privacy Regulations.    Under the OTS regulations adopted pursuant to the Gramm-Leach-Bliley Act of 1999, the Bank is required to adopt procedures to protect customers' "nonpublic personal information." The regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place, which has been reviewed, for compliance with the regulations.

         Protection of Customer Information.    In addition to certain state laws governing protection of customer information, the Bank is subject to federal regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Federal guidelines also impose certain customer disclosures and other actions in the event of unauthorized access to customer information.

         Trust Activities Regulation.    The Bank derives its trust powers from Section 5(n) of the HOLA and the regulations and policies of the OTS. Under these laws, regulations and policies, the trust activities of federal savings banks are governed by both federal and state laws. Generally, the scope of trust activities that the Bank can provide will be governed by the laws of the states in which the Bank is "located" (as such term is defined under the regulations of the OTS), while other aspects of the trust operations of the Bank are governed by federal laws and regulations. If the trust activities of a federal savings bank are located in more than one state, however, then the scope of fiduciary services the federal savings bank can provide will vary depending on the laws of each state.

        The Bank, through its trust department, acts as trustee, personal representative, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of June 30, 2008, the trust department of the Bank maintained approximately $95.0 million in assets under management.

         Federal Reserve System.    Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that (a) reserves of 3.00% must be maintained against aggregate transaction account balances of $48.3 million or less, subject to adjustment by the FRB, and (b) a reserve of 10% must be maintained against that portion of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these reserve requirements at June 30, 2008. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a FRB, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.

         Federal Home Loan Bank System.    The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

        At June 30, 2008, the Bank had $11.2 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock, subject to approval by the FHLB. For the fiscal year ended June 30, 2008, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $304,000, which constitutes a $17,000 decrease in the amount of dividends received in fiscal 2007.

         USA Patriot Act.    The Bank is subject to the OTS and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the USA Patriot Act, which gives the federal government expanded powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information-sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III of the USA Patriot Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

  •
  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

         The Sarbanes-Oxley Act.    As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and to better protect investors from corporate wrongdoing.

        The Sarbanes-Oxley Act's principal legislation and the derivative rulemaking promulgated by the SEC include:

  •
  the creation of an independent accounting oversight board;

  •
  auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

  •
  additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

  •
  a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's independent accountants and that such accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting;

  •
  forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

  •
  an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

  •
  a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

  •
  a requirement that companies disclose whether at least one member of the audit committee is an "audit committee financial expert" (as such term is defined by the SEC) and if not, why not;

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

        Furthermore, the NASDAQ Stock Market (the "NASDAQ") has also implemented corporate governance rules which implement the mandates of the Sarbanes-Oxley Act. The material NASDAQ rules include, among other things, ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees, and requiring stockholder approval of all new stock option plans and all material modifications. These rules affect the Company because its common stock is listed on the NASDAQ Stock Market under the symbol "HFFC."

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

         "Grandfathered" Savings and Loan Holding Company Status.    Because the Company acquired the Bank prior to May 4, 1999, the Company is a "grandfathered" unitary savings and loan holding company under the Gramm-Leach-Bliley Act. As such, the Company has restrictions on its business activities, provided the Bank continues to be a "qualified thrift lender." If, however, the Company is acquired by a non-financial company, or if it acquires another savings association subsidiary (and becomes a multiple savings and loan holding company), the Company will terminate its "grandfathered" unitary savings and loan holding company status, and become subject to certain additional limitations on the types of business activities in which the Company could engage. All "non-grandfathered" unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the Gramm-Leach-Bliley Act.

         Restrictions Applicable to All Savings and Loan Holding Companies.    Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, from acquiring:

  •
  control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

  •
  through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

  •
  control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

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

        In addition, if the Bank fails the QTL test (discussed above), the Company must register with the FRB as a bank holding company under the Bank Holding Company Act within one year of the Bank's failure to so qualify.

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

         Delaware General Corporation Law.    The Company is incorporated under the laws of the State of Delaware. Thus, the Company is subject to regulation by the State of Delaware and the rights of the Company's stockholders are governed by the Delaware General Corporation Law.

Federal and State Taxation

        The Company and its direct and indirect subsidiaries file a consolidated federal income tax return on a fiscal year basis. In addition, each of Trust III, Trust IV, Trust V and Trust VI are required to file individual trust returns on a calendar year basis.

        In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20.00% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90.00% of alternative minimum taxable income.

        To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2008, the Bank's Excess for tax purposes totaled approximately $4.8 million.

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

         Taxation in Other States.    Mid America Capital is required to file state income tax returns in those states which lessees have operations. The total taxes paid in the year ended June 30, 2008 were not material to the operation of the Company.

Executive Officers of the Company

        Information regarding the executive officers of the Company and the Bank is set forth below.

        Curtis L. Hage—Mr. Hage, age 62, is Chairman, President and Chief Executive Officer of the Company. He was elected to the position of Chairman of the Board of Directors of the Company in September 1996 and has held the positions of President and Chief Executive Officer since February 1991. Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986. Since joining the Bank in 1968, he served in various capacities prior to being elected Executive Vice President. Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

        Darrel L. Posegate—Mr. Posegate, age 50, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since January 2002. He has served as President of the Bank since October 2006 and as Executive Vice President, Chief Financial Officer and Treasurer of the Bank from January 2002 until October 2006. Prior to such time, he was employed in senior leadership roles in the banking industry since 1983. Mr. Posegate received his B.A. degree from Luther College, Decorah, Iowa, and is a Certified Public Accountant.

        David A. Brown—Mr. Brown, age 47, has served as the Senior Vice President/Business Banking of the Bank from November 1999 until May 2008 at which time he was promoted to the position of Senior Vice President/Community Banking. Prior to joining the Bank, Mr. Brown served as Vice President/Manager Commercial Banking of Firstar Bank, Sioux City, Iowa, a national banking institution, a position he held since December 1998. Mr. Brown received his M.B.A. and a B.S. in Business Administration from the University of South Dakota.

        Jon M. Gadberry—Mr. Gadberry, age 46, has served as Senior Vice President/Wealth Management of the Bank since December 2007. Prior to joining the Bank, Mr. Gadberry was employed by Bank of the West as Vice President/Trust Manager from November 2004 to December 2007. Mr. Gadberry received his B.S. in Business Administration from Concordia College in Moorhead, Minnesota.

        Mary F. Hitzemann—Ms. Hitzemann, age 55, has served as the Senior Vice President/Human Resources of the Bank since October 1993. Ms. Hitzemann joined the Bank in January 1993. Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992. Ms. Hitzemann received her B.A. degree from Augustana College.

        Brent R. Olthoff—Mr. Olthoff, age 37, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Bank since April 2007. Mr. Olthoff joined the Bank in July 2001, and was promoted to Vice President/Finance in July 2004. Prior to serving in his current role, Mr. Olthoff was employed by FTN Financial, a capital markets firm in Memphis, Tennessee, where he was Vice President/Asset Strategies from February 2006 to April 2007. Mr. Olthoff received his B.B.A degree in Finance from Iowa State University.

        Natalie A. Sundvold, formerly Natalie A. Solberg—Ms. Sundvold, age 45, has served as the Senior Vice President/Service & Support of the Bank since October 2002. She joined the Bank in February 1994 as manager of the phone banking center and was promoted to Vice President/In-Touch Banking in October 1995. Prior to joining the Bank, she was employed by the Bank of New York from October 1989 to October 1993. Ms. Sundvold received her B.S. from Northern State University.

        Michael Westberg—Mr. Westberg, age 41, has served as the Senior Vice President/Retail Banking of the Bank from July 2006 to May 2008 at which time he was promoted to the position of Senior Vice President/Corporate Strategy. Mr. Westberg joined the Bank in February 1996 as a branch manager. Prior to joining the Bank, he was employed with First Savings Bank, Beresford (South Dakota) from 1992 to 1996; and The Associates, Dallas, Texas, from 1989 to 1992. Mr. Westberg attended Illinois State University majoring in business and is a graduate of the American Bankers Association National School of Banking.

Item 1A.    Risk Factors

        The following are certain material risks that our management believes are specific to us and our business. You should understand that it is not possible to predict or identify all such potential risks and, as such, this list of risk factors should not be viewed as all-inclusive or in any particular order. An investment in shares of our common stock involves various risks. Before deciding to make an investment decision regarding our common stock, you should carefully consider the risks described below in conjunction with the other information in this Form 10-K and information incorporated by reference into this Form 10-K, including our consolidated financial statements and related notes which are set forth in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that the Company may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

        Interest rates were at historically low levels until June 2004 at which time the Federal Reserve began increasing short-term interest rates 17 times or 425 basis points through June 29, 2006. Beginning September 18, 2007, the Federal Reserve began an interest rate easing of 325 basis points through April 30, 2008. During this period, a flattening and slight inversion of the treasury yield curve caused by increasing short-term rates and lagging long-term rates had a negative impact on our net interest margin. In fiscal 2008, as short-term interest rates decreased, the Company experienced a positive effect to its net interest margin If short-term interest rates rise, and if rates on our deposits and borrowings re-price upwards faster than the rates on our long-term loans and investments, the Company may experience compression of our net interest margin, which will have a negative effect on our profitability.

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

        Congress and federal agencies continually review laws, regulations and policies applicable to the banking industry for possible changes, and we cannot predict the effects of these changes on our business and profitability. Because, like all banks and bank holding companies, government regulation greatly affects our business and financial results, our cost of compliance could adversely affect our ability to operate profitably. See "Regulation" under Part I, Item 1 "Business" of this Form 10-K for a detailed discussion of regulation requirements.

         Changes in or interpretations of accounting standards may materially impact our financial statements.    Accounting principles generally accepted in the United States of America and accompanying accounting pronouncements, implementation guidelines, interpretations and practices for many aspects of our business are complex and involve subjective judgments, including, but not limited to accounting for the allowance for loan and lease losses and pending and incurred but not reported health claims. Changes in these estimates or changes in other accounting rules and principles, or their interpretation, could significantly change our reported earnings and operating results, and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations.

         Our success is influenced by growth in South Dakota and lack of growth or changes in national and South Dakota economic and political conditions could adversely affect our earnings, as our borrowers' ability to repay loans and the value of the collateral securing our loans decline and as loans and deposits decline.    Our success and growth is significantly influenced by the growth in population and income levels and deposits in our primary market areas, which are mainly in South Dakota. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

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

        In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers' abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. In considering information about specific borrower situations our analysis is subject to the risk that we are provided inaccurate or incomplete information. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

        Additionally, bank regulators periodically review our allowance for loan losses and may require an increase in the provision for loan losses or recognize loan charge-offs based upon their judgments, which may be different from ours. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory authorities may adversely affect our operating results.

         The net realizable value of our investment securities could be lower than the fair value assigned under generally accepted accounting principles.    We determine the fair value of our investment securities based on the most recent quoted market price for such securities as of the applicable balance sheet date. We use quoted market prices to determine the amount of any unrealized losses that may be reflected in our other comprehensive income and the net book value of our investment securities. The price at which a security could be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on infrequent trading history, the market for the security is illiquid, or could be dependent on the size of the trade. The risk that there will be a material difference between the fair value that we assign to a security and its net realizable value is particularly significant for certain securities that we hold in our investment portfolio, including our "private label" collateralized mortgage obligation and our rated pooled trust preferred securities. If the net realizable value is lower than the fair value that we assign to a security, impairment losses could be required in the future.

         Our ability to secure wholesale funding to supplement core deposits may prove insufficient.    We must maintain sufficient funds to respond to the obligations of our depositors and borrowers. As part of our liquidity management, we use a number of funding sources to supplement our core deposit growth. These sources include brokered certificates of deposit, federal funds purchased, Federal Reserve Bank and FHLB advances. Adverse operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs, and our profitability would be adversely affected.

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

         Our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.    Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

         Revenues from our Trust and Asset Management business are significant to our earnings.    We believe that the revenues which are derived from our Trust and Asset Management business are significant to our business. The success of our Trust and Asset Management business is dependent on our ability to produce investment returns which meet the expectations of our clients. Administering or managing assets in accordance with the terms of governing documents and applicable laws is also important to client satisfaction. Our inability to succeed in either of the foregoing areas could negatively affect our revenues we receive from our Trust and Asset Management business.

         Natural disasters, acts of war or terrorism, and other external events could significantly impact our business.    Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Common Shares

         The trading volume in our common stock has been low, and the sale of a substantial number of shares of our common stock in the public market could depress the price of our common stock and make it difficult for you to sell your shares.    Our common stock is listed to trade on the NASDAQ Stock Market, but is thinly traded. As a result, you may not be able to sell your shares of common stock on short notice. Additionally, thinly traded stock can be more volatile than stock trading in an active public market. The sale of a substantial number of shares of our common stock at one time could temporarily depress the market price of our common stock, making it difficult for you to sell your shares and impairing our ability to raise capital.

         Our ability to pay dividends depends primarily on dividends from our banking subsidiary, Home Federal Bank, which is subject to regulatory limits.    We are a unitary thrift holding company and our operations are conducted primarily by our banking subsidiary, Home Federal Bank. Since we receive substantially all of our revenue from dividends from Home Federal Bank, our ability to pay dividends on our common stock depends on our receipt of dividends from Home Federal Bank. Dividend payments from Home Federal Bank are subject to legal and regulatory limitations, generally based on net income and retained earnings. The ability of Home Federal Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that Home Federal Bank will be able to pay dividends to us in the future or that we will generate adequate cash flow to pay dividends in the future. The inability to receive dividends from Home Federal Bank could have an adverse affect on our business and financial conditions. Additionally, we may elect in the future to defer interest payments on our subordinated debentures payable to trusts. The indenture agreements prohibit dividend payments on common stock following the deferral of interest payments on the subordinated debentures underlying trust preferred securities. Similarly, our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.

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

         Certain provisions of our certificate of incorporation and bylaws, as well as Delaware and federal law, may discourage, delay or prevent an acquisition of control of us.    Certain provisions included in our certificate of incorporation and bylaws, as well as certain provisions of the Delaware General Corporation Law and federal law, may discourage, delay or prevent potential acquisitions of control of us, particularly when attempted in a transaction that is not negotiated directly with, and approved by, our Board of Directors, despite possible benefits to our stockholders.

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

        Furthermore, federal law requires OTS approval prior to any direct or indirect acquisition of "control" (as defined in OTS regulations) of the Bank, including any acquisition of control of us.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104. Currently, the Bank also conducts business from 32 other offices located in its primary market area. Of such 33 total business offices, the Company owns 15, including the main office, and leases 18 others.

        The total net book value of the Company's premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2008 was $14.8 million. The Company previously announced a new facility in Watertown, South Dakota to be constructed in fiscal 2009 which will replace an existing branch office. Management believes there is a continuing need to keep facilities and equipment up-to-date and continued investment will be necessary in the future.

Item 3.    Legal Proceedings

        On June 26, 2006, the Company filed a $3.8 million lawsuit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, for their role in a participation loan, alleging fraud, breach of fiduciary duty, conspiracy and negligent misrepresentation. These damages were the result of a failure by the lead bank to make disclosures regarding an investigation of the commercial customer by the Iowa Attorney General at the time the Bank agreed to an extension of loan participation agreements. Legal proceedings are currently pending in the Second Judicial Circuit Court, Minnehaha County, South Dakota. Summary judgment motions have been denied, which management believes are favorable to the Company, and the lawsuit is scheduled for trial during the Company's second fiscal quarter.

        In addition, the Company, the Bank and each of their subsidiaries are, from time to time, involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is generally the opinion of management, after consultation with counsel representing the Bank and the Company in any such proceedings, that the resolution of any such proceedings should not have a material effect on the Company's consolidated financial position or results of operations. The Company, the Bank and each of their subsidiaries are not aware of any legal actions or other proceedings contemplated by governmental authorities outside of the normal course of business.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

        The Company's common stock is traded under the symbol "HFFC" on the NASDAQ Stock Market.

        The following table sets forth the range of high and low sale prices for the Company's common stock for each of the fiscal quarters of the two years ended June 30, 2008 and 2007. Quotations for such periods are as reported by the NASDAQ Stock Market.

FISCAL 2008	HIGH	LOW
1st Quarter	$18.15	$15.72
2nd Quarter	$16.75	$14.14
3rd Quarter	$16.55	$14.92
4th Quarter	$18.03	$16.00

FISCAL 2007	HIGH	LOW
1st Quarter	$17.50	$15.75
2nd Quarter	$17.73	$16.10
3rd Quarter	$18.50	$17.11
4th Quarter	$18.44	$17.17

        As of September 16, 2008, the Company had 486 holders of record of its common stock.

        The transfer agent for the Company's common stock is Mellon Investor Services, PO Box 3315, South Hackensack, New Jersey, 07606-1915.

Dividends

        The Company paid cash dividends on a quarterly basis of $0.1050, $0.1075, $0.1075 and $0.1075 per share throughout fiscal 2008. The Company paid cash dividends on a quarterly basis of $0.1025, $0.1050, $0.1050 and $0.1050 per share in fiscal 2007. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors the Board of Directors deems relevant. On July 28, 2008, the Board of Directors announced the approval of a cash dividend of $0.1125 per share and the Company paid the respective cash dividends on August 15, 2008 to shareholders of record on August 8, 2008. The Company's ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, the Bank, which are subject to OTS regulations. See Item 1, "Business—Regulation" of this Form 10-K. The ability of the Company to pay dividends is also subject to the terms of the agreements on subordinated debentures payable to trusts, should the Company elect to defer interest payments. In addition, the Company's ability to pay dividends is subject to the terms of its line of credit with First Tennessee Bank, NA. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this Form 10-K.

Stockholder Return Performance

        The following line graph compares the cumulative total stockholder return on the Company's common stock to the comparable cumulative total return of the NASDAQ Market Index and the NASDAQ Bank Index for the last five years.

        The performance graph assumes that on July 1, 2003, $100 was invested in the Company's common stock (at the closing price of the previous trading day) and in each of the indexes. The comparison assumes the reinvestment of all dividends. Cumulative total stockholder returns for the Company's common stock, NASDAQ Market Index and the NASDAQ Bank Index are based on the Company's fiscal year ending June 30.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG HF FINANCIAL CORP.
NASDAQ MARKET INDEX AND NASDAQ BANK INDEX

ASSUMES $100 INVESTED ON JULY 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JUNE 30, 2008

Equity Compensation Plan

        The following table sets forth certain information about the common stock that may be issued upon exercise of options, warrants and rights under all of the Company's existing equity compensation plans, including the 2002 Stock Option and Incentive Plan, the 1996 Director Restricted Stock Plan, and the 1991 Stock Option Plan (collectively, the "Incentive Plans"). The 1996 Director Restricted Stock Plan expired on January 1, 2007, and the 1991 Stock Option Plan expired on October 27, 2002. Although the column below entitled "Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights" includes common stock to be issued upon unexpired options issued under the 1991 Stock Option Plan, no common stock remains available for future awards under the

1991 Stock Option Plan. Additionally, no common stock remains available for future awards under the 1996 Director Restricted Stock Plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)(1)
Equity plan compensation plans approved by stockholders	248,176	$13.12	547,629
Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A
Total	248,176	$13.12	547,629

(1)
All 547,629 shares may be issued under the 2002 Stock Option and Incentive Plan in the form of nonvested stock.

Sales of Unregistered Stock

        The Company had no sales of unregistered stock during the fiscal year ended June 30, 2008.

Issuer Purchases of Equity Securities

        The following table sets forth the purchases by the Company of its common stock during the quarterly period ended June 30, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)(3)	Maximum Number of Shares that May Yet Be Purchased Under the Current Program
April 1 - 30, 2008	—	$0.00	—	300,049
May 1 - 31, 2008	6,527	$17.09	6,527	388,794
June 1 - 30, 2008	—	$0.00	—	388,794

4th Quarter Total	6,527	$17.09	6,527

(1)
Excludes 1,877 shares of the Company's common stock that the Company repurchased pursuant to one or more of its Incentive Plans. Under the Incentive Plans, participants may exercise stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Participants in the Incentive Plans may also surrender shares as payment of applicable tax withholding on the vesting of nonvested stock. Shares so surrendered by participants in the Incentive Plans are repurchased pursuant to the terms of the Incentive Plans and applicable award agreements and not pursuant to publicly announced stock buy back programs.

(2)
The Company had in effect a stock buy back program which was publicly announced on April 30, 2007, in which the Company was permitted to repurchase up to 10% of the common stock of the Company that was outstanding on May 1, 2007, which equaled 399,141 shares. This stock buy back program expired on April 30, 2008. A total of 99,092 shares were purchased under this program during the fiscal year ended June 30, 2008.

(3)
The Company approved a new stock buy back program commencing on May 1, 2008, which was publicly announced on April 28, 2008. Under this program, the Company may repurchase up to 10% of the common stock of the Company outstanding on May 1, 2008, which equals 395,321 shares, through April 30, 2009. A total of 6,527 shares have been purchased pursuant to this program during the fiscal year ended June 30, 2008.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial statement and operations data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K and with Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The Company's selected financial statement and operations data for fiscal year 2004 have been derived from audited consolidated financial statements, which have been audited by McGladrey & Pullen, LLP, independent public accountants. The Company's selected financial statement and operations data for each of the fiscal years 2005 through 2008 have been derived from audited consolidated financial statements, which have been audited by Eide Bailly, LLP, independent public accountants.

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$1,103,494	$1,001,454	$961,294	$897,874	$847,070
Securities available for sale	225,004	142,223	145,518	142,429	122,715
FHLB stock	11,245	5,058	5,647	7,699	5,469
Loans and leases receivable	777,777	761,599	721,603	670,581	640,946
Loans held for sale	8,796	8,776	7,623	10,238	10,351
Deposits	784,237	815,864	769,002	681,216	658,719
Advances from FHLB and other borrowings	198,454	68,600	91,620	119,664	93,750
Subordinated debentures payable to trusts	27,837	27,837	27,837	27,837	27,837
Stockholders' equity	64,203	62,270	56,058	53,635	51,649

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except Per Share Data)
Selected Statement of Income Data:
Interest and dividend income	$63,174	$61,874	$53,411	$44,946	$40,260
Interest expense	33,298	36,240	27,762	18,747	15,188

Net interest income	29,876	25,634	25,649	26,199	25,072
Provision for losses on loans and leases	1,994	1,198	5,279	2,681	2,020

Net interest income after provision for losses on loans and leases	27,882	24,436	20,370	23,518	23,052
Loan servicing income	2,211	1,803	1,123	1,248	1,334
Gain on sale of land, net	—	—	3557	—	—
Gain on sale of branches, net	—	2,763	—	—	—
Gain on sale of loans, net	1,197	923	969	924	1,555
Gain on sale of securities, net	3	—	3	20	43
Other noninterest income	7,922	7,707	7,199	6,822	6,896
Noninterest expense	(30,606)	(29,605)	(26,499)	(24,936)	(24,773)

Income from continuing operations before income taxes	8,609	8,027	6,722	7,596	8,107
Income tax expense	2,766	2,644	2,214	2,431	2,891

Income from continuing operations	5,843	5,383	4,508	5,165	5,216

Discontinued Operations:
Income (loss) from operations of discontinued segment (net of income taxes)	—	—	—	—	—
(Loss) on discontinued segment (net of income taxes)	—	—	—	—	—

Income (loss) from discontinued operations	—	—	—	—	—
Net income	$5,843	$5,383	$4,508	$5,165	$5,216

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except Per Share Data)
Basic earnings (loss) per share:(1)
Net income	$1.47	$1.35	$1.15	$1.33	$1.34
Diluted earnings (loss) per share:(1)
Net income	1.45	1.33	1.13	1.29	1.30
Dividends declared per share(1)	0.43	0.42	0.41	0.40	0.39
Dividend payout ratio(2)	29.25%	30.93%	35.20%	30.03%	29.33%
Interest rate spread (average during period)	2.70	2.36	2.60	3.02	3.18
Net interest margin(3)	3.11	2.80	2.98	3.29	3.41
Net interest margin, TE(4)	3.16	2.85	3.01	3.32	3.45
Average interest-earning assets to average interest- bearing liabilities	1.12	1.11	1.12	1.12	1.11
Equity to total assets (end of period)	5.82	6.22	5.83	5.97	6.10
Equity-to-assets ratio (ratio of average equity to average total assets)	6.21	6.06	5.94	6.25	6.36
Nonperforming assets to total assets (end of period)	0.34	0.40	0.40	0.78	0.27
Allowance for loan and lease losses to nonperforming loans and leases (end of period)(5)	191.08	167.87	168.11	73.24	174.75
Allowance for loan and lease losses to total loans and leases (end of period)	0.75	0.76	0.77	0.74	0.55
Nonperforming loans and leases to total loans and leases (end of period)(5)	0.39	0.45	0.46	1.01	0.32
Noninterest expense to average total assets	2.97	3.00	2.87	2.91	3.11
Net interest income after provision for losses for loans and leases to noninterest expense (end of period)	91.10	82.54	76.87	94.31	93.05
Return on assets (ratio of net income to average total assets)	0.57	0.55	0.49	0.60	0.66
Return on equity (ratio of net income to average equity)	9.12	9.01	8.23	9.66	10.30
Operating Efficiency Ratio(6)	70.75	76.56	71.41	67.68	68.57
Efficiency Ratio(7)	74.27	76.24	68.83	70.81	70.98
Number of full-service offices	33	33	35	34	34

(1)
All per share data has been retroactively adjusted for the 10% stock dividend paid on April 24, 2006.

(2)
Dividends declared per share divided by net income per share.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 8 "Financial Statements and Supplementary Data," Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," and Part I, Item 1 "Business."

Executive Summary

        The Company's net income for fiscal 2008 was $5.8 million, or $1.45 per diluted share, compared to $5.4 million, or $1.33 per diluted share for fiscal 2007. Return on average equity was 9.12% at June 30, 2008, compared to 9.01% at June 30, 2007.

        Net interest income for fiscal 2008 was $29.9 million, an increase of $4.2 million or 16.5% over the same period a year ago. The net interest margin was 3.11%, compared to 2.80% for the same period a year ago, an increase of 31 basis points. On a fully taxable equivalent basis, the net interest margin for fiscal 2008 was 3.16%, compared to 2.85% in fiscal 2007. The cost of funds rate on interest-bearing liabilities decreased from 4.39% in fiscal 2007 to 3.87% in fiscal 2008, a change of 52 basis points. For the same period, yields on earning assets decreased from 6.75% to 6.58%, a decrease of 17 basis points. Increases in volume from fiscal 2007 to fiscal 2008 of average earning assets and interest-bearing liabilities were 4.8% and 4.2% respectively. The Company was positioned to benefit from a steeper, more positive yield curve slope, and as such the net interest margin ratio benefitted as the Federal Funds Rate decreased 325 basis points in fiscal 2008.

        Variability of the net interest margin ratio may be affected by many aspects, including Federal Reserve policies for short-term interest rates, competitive and global economic factors and customer preferences for various products and services.

        The Company held $12.4 million in trust preferred securities at June 30, 2008. These are comprised of rated, pooled securities issued primarily by banks throughout the United States. The cash flows of the securities are derived from interest spreads between the issuer and the investor. These cash flows are used primarily to pay contractual interest. Principal payments are received primarily by the issuer paying off the securities at redeemable dates. In general, if certain ratios within the investment structure are reduced below established levels, excess interest cash flows are redirected to pay down principal in various tranches established by the investment structure.

        The allowance for loan and lease losses remained at $5.9 million at June 30, 2008, compared to $5.9 million at June 30, 2007, an increase of $61,000 or 1.0%. The ratio of allowance for loan and lease losses to total loans and leases was 0.75% as of June 30, 2008 compared to 0.76% at June 30, 2007. Total nonperforming assets at June 30, 2008 were $3.7 million as compared to $4.0 million at June 30, 2007. The ratio of nonperforming assets to total assets improved to 0.34% for June 30, 2008, compared to 0.40% at June 30, 2007. The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience. This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

        As of June 30, 2008, the Company continued to record a receivable in the amount of $223,000 from the sale of certain loan participation interests in December 2005. The balance of this receivable represents the remaining amount the Company expects to be paid on the receivable and the Company has requested such payment from the lead bank. In addition, on June 26, 2006, the Company filed a $3.8 million lawsuit against this lead bank for their role in this participation loan, alleging fraud, breach of fiduciary duty, conspiracy, and negligent misrepresentation. See Part 1, Item 3 "Legal Proceedings" of this Form 10-K.

        Total deposits at June 30, 2008, were $784.2 million, a decrease of $31.6 million, or 3.9%, from June 30, 2007. Out-of-market certificates of deposit declined $44.3 million to $27.3 million at June 30, 2008, as the Company pursued other sources of wholesale funding. Interest expense on deposits was $24.7 million for fiscal 2008, a decrease of $3.8 million, or 13.4%, over the same period a year ago. A primary factor affecting interest expense was the decrease in money market rates and other non-maturity deposit product rates.

        The total risk-based capital ratio was 10.83% at June 30, 2008, compared to 11.05% at June 30, 2007. This continues to place the Bank in the "well-capitalized" category within OTS regulation at June 30, 2008, and is consistent within the "well-capitalized" OTS category in which the Company plans to operate. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages, student loans and a loan securitization.

        Noninterest expense for fiscal 2008 was $30.6 million, compared to $29.6 million a year ago, an increase of $1.0 million or 3.4%. Compensation and employee benefits for fiscal 2008 accounted for an increase of $1.2 million, or 6.7%, from the same period a year ago. Net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements for fiscal 2008 were $1.5 million, compared to $2.1 million for the same period a year ago, a decrease of $667,000 or 31.0%. This change is primarily due to lower health claims expense and recognition of stop loss insurance receipts.

        Noninterest income for fiscal 2008 was $11.3 million, compared to $13.2 million for the same period a year ago, a decrease of $1.9 million or 14.1%. Excluding the one-time $2.8 million gain on sale of branches during fiscal 2007, the increase was $900,000 or 8.6%. This core increase was driven primarily by increases in loan servicing income and fees on deposits. Loan servicing income increased in fiscal 2008 by $408,000 or 22.6% from fiscal 2007. Fees on deposits increased in fiscal 2008 by $256,000 or 5.0% from fiscal 2007.

        The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements. The operating efficiency ratio for fiscal 2008 was 70.75%, compared to 76.56% for the same period a year ago, a decrease of 581 basis points. The operating efficiency ratio excludes the impact of net interest expense on the variable priced trust preferred securities and the one-time gain on sale of branches. The Company has issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings. Net interest expense on the $27.8 million of trust preferred securities outstanding decreased to $2.1 million for fiscal 2008, compared to $2.7 million for the same period a year ago, a decrease of $563,000 or 20.9%. The average rate paid on these securities decreased 203 basis points, from 9.61% in fiscal 2007 to 7.58% in fiscal 2008. The total efficiency ratio was 74.27% at June 30, 2008, compared to 76.24% for the same period a year ago, a decrease of 197 basis points. Contributing to this improvement in the efficiency ratio from a year ago include an increase in Company revenue to $41.2 million for fiscal 2008, or a 14.3% increase compared to the same period a year ago excluding the one-time gain on sale of branches of $2.8 million. It is the Company's continuing goal to move the operating efficiency ratio towards the 50% level over the long term. Management believes that this can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.

        Recent events in the financial markets produce uncertainties to management about future operating results and the future financial condition of the Company. The interdependencies of the national economy and financial markets do affect the macro economics reviewed by management and may produce outcomes in the future which have not impacted the Company previously.

General

        The Company is a financial services provider and, as such, has inherent risks that must be managed in order to achieve net income. Primary risks that affect net income include credit risk, liquidity risk, operational risk, regulatory compliance risk and reputation risk. The Company's net income is derived by management of the net interest margin, the ability to collect fees from services provided, by controlling the costs of delivering services and the management of loan and lease losses. The primary source of revenues comes from the net interest margin, which represents the difference between income on interest-earning assets (i.e. loans and investment securities) and expense on interest-bearing liabilities (i.e. deposits and borrowed funding). The net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Fees earned include charges for deposit services, trust services and loan services. Personnel costs are the primary expenses required to deliver the services to customers. Other costs include occupancy and equipment and general and administrative expenses.

Financial Condition Data

        At June 30, 2008 the Company had total assets of $1,103.5 million, an increase of $102.0 million from the level at June 30, 2007. The increase in assets was due primarily to increases in securities of $82.8 million, FHLB stock of $6.2 million, and net loans and leases receivable of $16.2 million offset by a decrease in cash and cash equivalents of $1.3 million. The increase in liabilities of $100.1 million was due to increases in advances from the FHLB and other borrowing of $129.9 million, offset by a decrease in deposits of $31.6 million from the levels at June 30, 2007. In addition, stockholders' equity increased to $64.2 million at June 30, 2008, from $62.3 million at June 30, 2007, primarily due to net income of $5.8 million offset by cash dividends paid of $1.7 million.

        The increase in securities of $82.8 million was due primarily to an increase in purchases of U.S. agency mortgage-backed securities, over sales, amortization and repayments of principal. The increase in FHLB stock of $6.2 million was the result of increased stock requirement by FHLB based upon an increase in outstanding advances.

        The increase in net loans and leases receivable of $16.2 million was due primarily to an increase in purchases and originations over sales, amortization and repayments of principal. During the first quarter of fiscal 2008, the Company announced that it had ceased origination of indirect auto loans. Indirect auto loan outstanding balances declined $38.8 million during the fiscal year to $44.3 million at June 30, 2008. In addition, deferred fees and discounts decreased by $775,000 primarily due to a decrease of $832,000 for deferred fees and discounts on indirect automobile loans that include prepaid dealer reserves.

        The decrease in cash and cash equivalents of $1.3 million was primarily due to the timing of items in clearing.

        Advances from the FHLB and other borrowings increased $129.9 million for the year ended June 30, 2008, primarily due to the Company increasing its short- and long-term advances by a net of $99.9 million, while increasing overnight Federal Funds advances by $29.9 million during the fiscal year ended June 30, 2008.

        The $31.6 million decrease in deposits was primarily due to decreases in out-of-market certificates of deposit of $44.3 million, and money market accounts of $40.9 million, offset by increases in in-market certificates of deposit of $34.1 million and savings accounts of $12.3 million.

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

	Years Ended June 30,
	2008			2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$775,558	$53,972	6.96%	$758,455	$54,344	7.17%	$703,787	$47,096	6.69%
Investment securities(2)(3)	176,652	8,844	5.01%	152,132	7,209	4.74%	151,139	6,133	4.06%
FHLB stock	8,511	358	4.21%	6,406	321	5.01%	6,871	182	2.65%

Total interest-earning assets	960,721	$63,174	6.58%	916,993	$61,874	6.75%	861,797	$53,411	6.20%

Noninterest-earning assets	70,371			68,832			61,491

Total assets	$1,031,092			$985,825			$923,288

Interest-bearing liabilities:
Deposits:
Checking and money market	$268,264	$6,979	2.60%	$282,312	$10,436	3.70%	$274,093	$8,281	3.02%
Savings	56,005	1,152	2.06%	46,207	1,240	2.68%	51,356	1,150	2.24%
Certificates of deposit	355,401	16,562	4.66%	362,321	16,829	4.64%	298,940	10,744	3.59%

Total interest-bearing deposits	679,670	24,693	3.63%	690,840	28,505	4.13%	624,389	20,175	3.23%
FHLB advances and other borrowings	152,289	6,494	4.26%	106,151	5,061	4.77%	119,727	5,357	4.47%
Subordinated debentures payable to trusts(4)	27,837	2,111	7.58%	27,837	2,674	9.61%	27,837	2,230	8.01%

Total interest-bearing liabilities	859,796	$33,298	3.87%	824,828	$36,240	4.39%	771,953	$27,762	3.60%

Noninterest-bearing deposits	79,313			76,698			77,419
Other liabilities	27,914			24,558			19,109

Total liabilities	967,023			926,084			868,481
Equity	64,069			59,741			54,807

Total liabilities and equity	$1,031,092			$985,825			$923,288

Net interest income; interest rate spread		$29,876	2.70%		$25,634	2.36%		$25,649	2.60%

Net interest margin(5)			3.11%			2.80%			2.98%

Net interest margin, TE(6)			3.16%			2.85%			3.01%

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

	Years Ended June 30,			Years Ended June 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$1,226	$(1,598)	$(372)	$3,658	$3,590	$7,248
Investment securities(2)	1,162	473	1,635	40	1,036	1,076
FHLB stock	97	(60)	37	(18)	157	139

Total interest-earning assets	$2,485	$(1,185)	$1,300	$3,680	$4,783	$8,463

Interest-bearing liabilities:
Deposits:
Checking and money market	$(520)	$(2,938)	$(3,458)	$248	$1,907	$2,155
Savings	263	(351)	(88)	(115)	205	90
Certificates of deposit	(322)	55	(267)	2,278	3,807	6,085

Total interest-bearing deposits	(579)	(3,234)	(3,813)	2,411	5,919	8,330
FHLB advances and other borrowings	2,200	(766)	1,434	(607)	311	(296)
Subordinated debentures payable to trusts	—	(563)	(563)	—	444	444

Total interest-bearing liabilities	$1,621	$(4,563)	$(2,942)	$1,804	$6,674	$8,478

Net interest income increase (decrease)			$4,242			$(15)

(1)
Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)
Includes federal funds sold.

Application of Critical Accounting Policies

        GAAP requires management to utilize estimates when reporting financial results. The Company has identified the policies discussed below as Critical Accounting Policies because the accounting estimates require management to make certain assumptions about matters that may be uncertain at the time the estimate was made and a different method of estimating could have been reasonably made that could have a material impact on the presentation of the Company's financial condition, changes in financial condition or results of operations.

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

        The allowance is compiled by utilizing the Company's loan and lease risk rating system, which is structured to identify weaknesses in the loan and lease portfolio. The risk rating system has evolved to a process whereby management believes the system will properly identify the credit risk associated with the loan and lease portfolio. Due to the stratification of loans and leases for the allowance calculation, the estimate of the allowance for loan and lease losses could change materially if the loan and lease risk rating system would not properly identify the strength of a large or a few large loan and lease customers. Although management believes that it uses the best information available to determine the allowance, unforeseen market or borrower conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.

        Mortgage Servicing Rights ("MSR")—The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans. The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets. The asset is amortized in proportion to and over the period of estimated net servicing income.

        At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. The Company's MSRs are primarily servicing rights acquired on South Dakota Housing Development Authority first time homebuyers program. Due to the lack of quoted markets for the Company's servicing portfolio, the Company estimates the fair value of the MSRs using present value of future cash flow analysis. If the analysis produces a fair value that is greater than or equal to the amortized book value of the MSRs, no impairment is recognized. If the fair value is less than the book value, an expense for the difference is charged to earnings by initiating a MSR valuation account. If the Company determines this impairment is temporary, any future changes in fair value are recorded as a change in earnings and the valuation. If the Company determines the impairment to be permanent, the valuation is written off against the MSRs which results in a new amortized balance.

        The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment. The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's quarterly analysis of MSRs, there was no impairment to the MSRs at June 30, 2008.

        Self-Insurance—The Company has a self-insured healthcare plan for its employees up to certain limits. To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $65,000 per individual occurrence. The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported ("IBNR") claims. IBNR claims are estimated using historical claims lag information received by a third party claims administrator. Due to the uncertainty of health claims, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual. These adjustments could significantly affect net earnings if circumstances differ substantially from the assumptions used in estimating the accrual.

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

        Loans are generally classified as nonaccrual when there are reasonable doubts as to the collectability of principal and/or interest and/or when payment becomes 90 days past due, except loans which are well secured and in the process of collection. Interest collections on nonaccrual loans, for which the ultimate collectability of principal is uncertain, are applied as principal reductions.

        Leases are generally classified as nonaccrual when there are reasonable doubts as to the collectability of principal and/or interest. Leases may be placed on nonaccrual when the lease has experienced either four consecutive months with no payments or once the account is five months in arrears. Interest collections on nonaccrual leases, for which the ultimate collectability of principal is uncertain, are applied as principal reductions.

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

        Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $3.7 million at June 30, 2008 from $4.0 million at June 30, 2007, a decrease of $258,000. In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, improved to 0.34% at June 30, 2008, from 0.40% at June 30, 2007.

        Nonaccruing loans and leases increased $134,000 to $2.3 million at June 30, 2008 compared to $2.2 million at June 30, 2007. Included in nonaccruing loans and leases at June 30, 2008 were eight loans totaling $503,000 secured by one- to four-family real estate, two commercial real estate loans totaling $429,000, one agricultural real estate loan totaling $42,000, eleven commercial business loans totaling $555,000, two agricultural business loans totaling $201,000, one equipment finance lease totaling $27,000 and 37 consumer loans totaling $566,000.

        The Company's nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have decreased $393,000 from the levels at June 30, 2007. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.

        As of June 30, 2008, the Company had $643,000 of foreclosed assets. The balance of foreclosed assets at June 30, 2008 consisted of $443,000 in equipment finance leases, $124,000 in consumer collateral and $76,000 in single-family residences.

        At June 30, 2008, the Company had designated $22.2 million of its assets as special mention and classified $11.5 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. At June 30, 2008, the Company had $21.8 million in multi-family, commercial real estate and agricultural participation loans purchased, of which $3.9 million were classified at June 30, 2008. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

        Although the Company's management believes that the June 30, 2008 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2008 will be adequate in the future.

        In accordance with the Company's internal classification of assets policy, management evaluates the loan and lease portfolio on a monthly basis to identify loss potential and determines the adequacy of the allowance for loan and lease losses quarterly. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans.

        The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$503	$228	$371	$263	$86
Commercial real estate	429	25	—	70	75
Commercial business	555	1441	341	4518	795
Equipment finance leases	27	118	36	130	21
Consumer	566	378	287	341	564
Agricultural	244	—	—	—	20

Total	2,324	2,190	1,035	5,322	1,561

Accruing loans and leases delinquent more than 90 days:
One- to four-family	306	470	358	98	—
Commercial real estate	24	178	308	292	—
Commercial business	71	213	814	1,052	221
Equipment finance leases	9	88	302	71	281
Consumer	119	1	7	—	—
Agricultural	252	358	541	96	—

Total	781	1,308	2,330	1609	502

Foreclosed assets:
One- to four-family	76	158	96	39	100
Equipment finance leases	443	180	254	—	—
Consumer	124	170	177	50	112

Total(1)	643	508	527	89	212

Total nonperforming assets(2)	$3,748	$4,006	$3,892	$7,020	$2,275

Ratio of nonperforming assets to total assets(3)	0.34%	0.40%	0.40%	0.78%	0.27%

Ratio of nonperforming loans and leases to total loans and leases(4)	0.39%	0.45%	0.46%	1.01%	0.32%

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

        The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$5,872	$5,657	$5,076	$3,605	$3,842
Charge-offs:
One- to four-family	(3)	(12)	(1)	—	(7)
Commercial real estate	—	—	—	(31)	(92)
Commercial business	(894)	(386)	(3,389)	(187)	(457)
Equipment finance leases	(475)	(162)	(165)	(269)	(30)
Consumer	(853)	(701)	(1,066)	(1,044)	(1,143)
Agricultural	(20)	(31)	(502)	(14)	(835)

Total charge-offs	(2,245)	(1,292)	(5,123)	(1,545)	(2,564)

Recoveries:
One- to four-family	2	3	1	9	4
Commercial real estate	—	1	6	—	1
Commercial business	8	9	15	31	3
Equipment finance leases	34	0	40	2	64
Consumer(1)	263	216	237	215	232
Agricultural	5	80	126	78	3

Total recoveries	312	309	425	335	307

Net (charge-offs)	(1,933)	(983)	(4,698)	(1,210)	(2,257)

Additions charged to operations	1,994	1,198	5,279	2,681	2,020
Allowance related to assets acquired (sold), net	—	—	—	—	—

Balance at end of period	$5,933	$5,872	$5,657	$5,076	$3,605

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.25)%	(0.13)%	(0.67)%	(0.18)%	(0.36)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	0.75%	0.76%	0.77%	0.74%	0.55%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period	191.08%	167.87%	168.11%	73.24%	174.75%

        The distribution of the Company's allowance for loan and lease losses and impaired loss summary are summarized in the following tables.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family(1)	$294	4.95%	$342	5.82%	$193	17.02%	$186	17.21%	$15	17.51%
Commercial and multi-family real estate(1)	875	14.75	647	11.02	396	26.54	261	19.66	220	20.57
Commercial business(2)	2,174	36.64	2,795	47.60	3,133	17.42	2,953	22.96	1,270	22.85
Consumer	1,190	20.06	1,178	20.06	1,432	26.99	1,343	29.45	1,736	29.48
Agricultural	1,400	23.60	910	15.50	503	12.03	333	10.72	364	9.59

Total	$5,933	100.00%	$5,872	100.00%	$5,657	100.00%	$5,076	100.00%	$3,605	100.00%

(1)
Includes construction and development loans.

(2)
Includes equipment finance leases.

	FAS 5 Allowance for Loan and Lease Losses	FAS 114 Impaired Loan Valuation Allowance	FAS 5 Allowance for Loan and Lease Losses	FAS 114 Impaired Loan Valuation Allowance
Loan Type	At June 30, 2008		At June 30, 2007
	(Dollars in Thousands)
One- to four-family	$294	—	$342	—
Commercial real estate	740	—	524	—
Multi-family real estate	135	—	123	—
Commercial business	1,678	—	1,974	335
Equipment finance leases	496	—	486	—
Consumer	1,190	—	1,178	—
Agricultural	1,270	130	860	50

Total	$5,803	$130	$5,487	$385

FAS 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2008			At June 30, 2007
	(Dollars in Thousands)
Commercial business	0	$0	$0	7	$1,360	$335
Agricultural	2	316	130	1	121	50

Total	2	$316	$130	8	$1,481	$385

        The allowance for loan and lease losses was $5.9 million at June 30, 2008, as compared to $5.9 million at June 30, 2007. The ratio of the allowance for loan and lease losses to total loans and leases was 0.75% at June 30, 2008, compared to 0.76% at June 30, 2007. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. OTS regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan and lease portfolio and have made no required recommendations for changes in methodology in the allowances during the three year period ended June 30, 2008.

        Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

        Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a description of the Company's policy regarding the provision for losses on loans and leases.

Comparison of the Years Ended June 30, 2008 and June 30, 2007

         General.    The Company's income was $5.8 million or $1.47 and $1.45 for basic and diluted earnings per share, respectively, for the year ended June 30, 2008, a $460,000 increase in earnings compared to $5.4 million or $1.35 and $1.33 for basic and diluted earnings per share, respectively, for the prior year. Fiscal year 2007 second quarter net income included a non-recurring after-tax gain on sale of branches of $1.7 million or $0.42 diluted earnings per share. For the year ended June 30, 2008, the return on average equity was 9.12%, a 1.2% increase compared to 9.01% in the prior year. For the year ended June 30, 2008, the return on average assets was 0.57%, a 3.6% increase compared to 0.55% in the prior year. As discussed in more detail below, the increases were due to a variety of key factors, including increases in net interest income of $4.2 million, offset by increases in provision for losses on loans and leases of $796,000 and increases in noninterest expense of $1.0 million.

         Interest and Dividend Income.    Interest and dividend income was $63.2 million for the year ended June 30, 2008, as compared to $61.9 million for the prior year, an increase of $1.3 million or 2.1%. A $1.2 million decrease in interest and dividend income was the result of a 2.5% decrease in the average yield on interest-earning assets and a $2.5 million increase in interest and dividend income was the result of a 4.8% increase in the average volume of total interest-earning assets. The average yield on interest-earning assets was 6.58% for the year ended June 30, 2008, as compared to 6.75% for the prior year. The average volume of loans and leases receivable increased from $758.5 million for the year ended June 30, 2007, to $775.6 million for the year ended June 30, 2008. For the year ended June 30, 2008, the average yield on loans and leases receivable was 6.96%, a decrease of 2.9% from 7.17% in the prior year. The overall increase in interest and dividend income was due in part to the repricing of loans and investments that generally reflected national interest rates.

         Interest Expense.    Interest expense was $33.3 million for the year ended June 30, 2008, as compared to $36.2 million for the prior year, a decrease of $2.9 million or 8.12%. A $3.2 million decrease was the result of an 11.9% decrease in the average rate paid on interest-bearing deposits. The average rate on interest-bearing deposits was 3.63% for the year ended June 30, 2008, as compared to 4.13% for the prior year. A $766,000 decrease in interest expense was the result of a 10.6% decrease in the average yield on FHLB advances and other borrowings to 4.26% for the year ended June 30, 2008, compared to 4.77% for the prior fiscal year, and a $2.2 million increase in interest expense was the result of a 43.5% increase in the average balance of FHLB advances and other borrowings. In addition, interest expense decreased $563,000 due to the average yield on subordinated debentures payable to trust decreasing to 7.58% for the year ended June 30, 2008, compared to 9.61% for the prior fiscal year.

         Net Interest Income.    The Company's net interest income for the year ended June 30, 2008, increased $4.2 million or 16.55%, to $29.8 million compared to $25.6 million for the prior year. The Company's net interest margin increased to 3.11% for the year ended June 30, 2008, as compared to 2.80% for the prior year. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or looking at alternatives through secondary markets.

         Provision for Losses on Loans and Leases.    The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of the loans and leases and prior loan and lease loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense. See "Asset Quality" above for further discussion.

        Provision for losses on loans and leases increased $796,000 or 66.4%, to $2.0 million for the year ended June 30, 2008, as compared to $1.2 million in the prior year. Net charge-offs increased from $1.0 million during fiscal 2007 to $1.9 million during fiscal 2008. Nonperforming assets decreased $258,000 for the year ended June 30, 2008.

        The allowance for losses on loans and leases at June 30, 2008 was $5.9 million. The allowance remained from the June 30, 2007, balance of $5.9 million primarily as a result of charge-offs exceeding recoveries by $1.9 million offset by the provision for losses on loans and leases of $2.0 million. The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2008, was 191.08% compared to 167.87% at June 30, 2007. The allowance for loan and lease losses to total loans and leases at June 30, 2008, was 0.75% compared to 0.76% at June 30, 2007. The Bank's management believes that the June 30, 2008, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.

         Noninterest Income.    Noninterest income was $11.3 million for the year ended June 30, 2008, as compared to $13.2 million for the year ended June 30, 2007, a decrease of $1.9 million or 14.12%. The decrease in noninterest income was due primarily to a one-time gain on sale of branches of $2.8 million in fiscal 2007. During fiscal 2008 the Company experienced increases in loan servicing income of $408,000, gain on sale of loans of $274,000, fees on deposits of $256,000, and trust income of $30,000, offset by decreases in other noninterest income of $71,000.

        The net gain on sale of branches of $2.8 million in fiscal 2007 was due to the sale of three branches and their associated book of business, as well as one physical location. The sale was completed during the second quarter of fiscal 2007 and produced the one-time gain on sale. The proceeds of the sale were invested in new market locations and new marketing initiatives.

        Loan servicing income increased by $408,000 to $2.2 million for the year ended June 30, 2008, as compared to $1.8 million for the prior year, primarily due to increased originated and purchased servicing rights for SDHDA mortgage loans. At June 30, 2008, the Bank serviced $932.9 million of mortgage loans for the SDHDA.

        Fees on deposits increased by $256,000 to $5.4 million during the year ended June 30, 2008, as compared to $5.1 million for the prior year, primarily due to a $278,000 net increase in income from point-of-sale purchases by customers and ATM service fees, and a $21,000 increase in net NSF/OD fees.

        Trust income increased by $30,000 to $966,000 during the year ended June 30, 2008, as compared to the prior year primarily due to further diversification of trust activities. Assets under management decreased from $126.4 million to $95.0 million.

        Other noninterest income for the year ended June 30, 2008, was $1.6 million as compared to $1.6 million for the prior year, a decrease of $71,000.

         Noninterest Expense.    Noninterest expense was $30.6 million for the year ended June 30, 2008, as compared to $29.6 million for the prior year, an increase of $1.0 million. The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $1.2 million, and occupancy and equipment of $35,000, offset by a decrease in advertising costs of $464,000.

        Compensation and employee benefits increased $1.2 million during the year ended June 30, 2008, as compared to the prior fiscal year primarily due to increases in employee variable pay compensation of $1.2 million related to performance incentives and offset by a decrease in net healthcare costs of $667,000. Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company's self-insured health plan, was $1.5 million for the fiscal year ended June 30, 2007, a decrease of 31.0% compared to the prior fiscal year. The Company has had a self-insured health plan since January 1994. Management continues to believe the current structure is a reasonable alternative to traditional healthcare plans over the long term. The level of healthcare costs which the Company incurs may vary from year to year. The reduction in net healthcare costs for the fiscal year ending June 30, 2008, does not necessarily indicate a trend. This is a challenging area for all companies and the Company continues to review its healthcare plans in an effort to provide its employees with affordable health care.

        Advertising costs decreased $464,000 to $1.1 million for the year ended June 30, 2008 as compared to $1.5 million for the prior year, primarily due to new deposit package programs marketed during the prior year.

        Occupancy and equipment costs increased $35,000 during the year ended June 30, 2008, as compared to the prior fiscal year. This increase was primarily the result of $20,000 of increased rent expense, and $11,000 of increased furniture and fixture depreciation expense.

         Income Tax Expense.    The Company's income tax expense increased $122,000, or 4.63%, for the year ended June 30, 2008 to $2.8 million compared to $2.6 million for the prior year. The increase was due primarily to the increase in income before taxes. The effective tax rate for the years ended June 30, 2008, and June 30, 2007, was 32.13% and 32.94%, respectively.

Comparison of the Years Ended June 30, 2007 and June 30, 2006

         General.    The Company's income was $5.4 million or $1.35 and $1.33 for basic and diluted earnings per share, respectively, for the year ended June 30, 2007, an $875,000 increase in earnings compared to $4.5 million or $1.15 and $1.13 for basic and diluted earnings per share, respectively, for the prior year. For the year ended June 30, 2007, the return on average equity was 9.01%, a 9.5% increase compared to 8.23% in the prior year. For the year ended June 30, 2007, the return on average assets was 0.55%, a 12.2% increase compared to 0.49% in the prior year. As discussed in more detail below, the increases were due to a variety of key factors, including decreases in provision for losses on loans and leases of $4.1 million and increases in noninterest income of $345,000 offset by increases in noninterest expense of $3.1 million.

         Interest and Dividend Income.    Interest and dividend income was $61.9 million for the year ended June 30, 2007 as compared to $53.4 million for the prior year, an increase of $8.5 million or 15.8%. A $4.8 million increase in interest and dividend income was the result of an 8.9% increase in the average yield on interest-earning assets and a $3.7 million increase in interest and dividend income was the result of a 6.4% increase in the average volume of total interest-earning assets. The average yield on interest- earning assets was 6.75% for the year ended June 30, 2007 as compared to 6.20% for the prior year. The average volume of loans and leases receivable increased from $703.8 million for the year ended June 30, 2006 to $758.5 million for the year ended June 30, 2007. For the year ended June 30, 2007 the average yield on loans and leases receivable was 7.17%, an increase of 7.2% from 6.69% in the prior year. The overall increase in interest and dividend income was due in part to the repricing of loans and investments that generally reflected national interest rates.

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

         Net Interest Income.    The Company's net interest income for the year ended June 30, 2007 decreased $15,000, or 0.1%, to $25.6 million compared to $25.6 million for the prior year. The Company's net interest margin decreased to 2.80% for the year ended June 30, 2007 as compared to 2.98% for the prior year. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or looking at alternatives through secondary markets.

         Provision for Losses on Loans and Leases.    The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of the loans and leases and prior loan and lease loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense. See "Asset Quality" above for further discussion.

        Provision for losses on loans and leases decreased $4.1 million, or 77.3%, to $1.2 million for the year ended June 30, 2007 as compared to $5.3 million in the prior year. Net charge-offs decreased from $4.7 million during fiscal 2006 to $1.0 million during fiscal 2007. Nonperforming assets increased $114,000 for the year ended June 30, 2007.

        The allowance for losses on loans and leases at June 30, 2007 was $5.9 million. The allowance increased from the June 30, 2006 balance of $5.7 million primarily as a result of charge-offs exceeding recoveries by $1.0 million offset by the provision for losses on loans and leases of $1.2 million. The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2007 was 167.87% compared to 168.11% at June 30, 2006. The allowance for loan and lease losses to total loans and leases at June 30, 2007 was 0.76% compared to 0.77% at June 30, 2006. The Bank's management believes that the June 30, 2007 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.

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

        Other noninterest income for the year ended June 30, 2007 was $1.6 million as compared to $1.8 million for the prior year, a decrease of $174,000. This decrease was primarily due to $137,000 of securitization income recorded in fiscal 2006. There was no securitization income recorded in fiscal 2007. See "Consumer Lending – Other Consumer Lending" and "Off-Balance Sheet Financing Arrangements" of this Form 10-K for more information on the automobile securitization.

         Noninterest Expense.    Noninterest expense was $29.6 million for the year ended June 30, 2007 as compared to $26.5 million for the prior year, an increase of $3.1 million. The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $1.7 million, advertising of $685,000 and occupancy and equipment of $459,000.

        Compensation and employee benefits increased $1.7 million during the year ended June 30, 2007 as compared to the prior fiscal year primarily due to increases in employee variable pay compensation of $819,000 related to performance incentives and net healthcare costs of $654,000. Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company's self-insured health plan, was $2.1 million for the fiscal year ended June 30, 2007, an increase of 43.7% compared to the prior fiscal year. The Company has had a self-insured health plan since January 1994. Management continues to believe the current structure is a reasonable alternative to traditional healthcare plans over the long term. This is a challenging area for all companies and the Company continues to review its healthcare plans in an effort to provide its employees with affordable health care.

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

         Income Tax Expense.    The Company's income tax expense increased $430,000, or 19.4%, for the year ended June 30, 2007 to $2.6 million compared to $2.2 million for the prior year. The increase was due primarily to the increase in income before taxes. The effective tax rate for the years ended June 30, 2007 and June 30, 2006 was 32.94%.

Liquidity and Capital Resources

        The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $14.3 million for the fiscal year ended June 30, 2008. For the fiscal year ended June 30, 2007, net cash provided by operating activities was $10.3 million. Net cash used in investing activities was $111.5 million for the fiscal year ended June 30, 2008. For the fiscal year ended June 30, 2007, net cash used in investing activities was $44.1 million. Net cash provided by financing activities for the fiscal year ended June 30, 2008, was $95.9 million primarily due to an increase in FHLB borrowing. This compares to net cash provided by financing activities in the prior fiscal year of $29.2 million primarily due to a net increase in deposit accounts of $80.4 million offset by a $33.6 million sale of deposits related to branch sales completed in the second quarter of fiscal 2007.

        The Bank's primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, repayments of loan principal, mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and maturities of securities, out-of-market deposits and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan and security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.

        Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the year ended June 30, 2008, the Bank increased its borrowings with the FHLB and other borrowings by $129.8 million.

        The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2008, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $40.4 million and to sell mortgage loans of $11.9 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2008, the Bank had no outstanding commitments to purchase investment securities available for sale and no commitments to sell investment securities available for sale.

        Although in-market deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. The Bank currently has $15.0 million in an unsecured line of federal funds with First Tennessee Bank, NA. The Bank currently has a $10.0 million federal funds accommodation from Northern Trust. There were no funds drawn on any line of credit at June 30, 2008. Also, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of June 30, 2008, the Bank had $27.3 million in out-of-market certificates of deposit. The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the FRB.

        The Company has a line of credit for $6.0 million with First Tennessee Bank, NA for liquidity needs in the Company. The note is short-term in duration and is subject to annual review. In case of default on the notes, the Company's ability to pay cash dividends may be restricted. At June 30, 2008, no funds were advanced on the line of credit. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K, Part II, Item 7 "Financial Condition Data" of this Form 10-K and Exhibit 10.10 of this Form 10-K for additional information.

        The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors' approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

        During the year ended June 30, 2008, the Company had in effect a stock buy back program which was publicly announced on April 30, 2007 in which the Company was permitted to repurchase up to 10% of the common stock of the Company that was outstanding on May 1, 2007. This stock buy back program expired on April 30, 2008. There were 99,092 shares purchased under the program during the fiscal years ended June 30, 2007, and June 30, 2008.

        The Company approved a new stock buy back program, which began on May 1, 2008, and was publicly announced on April 28, 2008. Under this program, the Company may repurchase up to 10% of the common stock of the Company outstanding on May 1, 2008, which equals 395,321 shares, through April 30, 2009. There were 6,527 shares purchased under the program during the fiscal year ended June 30, 2008.

        Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at June 30, 2008, the Bank met all current capital requirements.

        The OTS has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OTS core capital requirement for well-capitalized institutions is 5.00% of total adjusted assets. The Bank had Tier 1 (core) capital of 7.78% at June 30, 2008. The minimum OTS risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had risk-based capital of 10.83% at June 30, 2008.

Off-Balance Sheet Financing Arrangements

        During fiscal 2003, the Bank securitized and sold consumer automobile loans in the amount of $50.0 million through HFSC and Home Federal Automobile Securitization Trust 2003-A. As a result of this securitization transaction, the Bank had off-balance sheet automobile loans in the amount of $35.5 million at June 30, 2003. At June 30, 2005, the outstanding balance was $6.6 million. As part of the sales transaction, the Bank retained servicing responsibilities and a retained interest in the interest payments from the receivables, which was subordinated to third party investors' interests. The receivables were sold without legal recourse to third party conduits. The sale provided the Bank with an additional source of liquidity at interest rates more favorable than it could receive through other forms of financing. It also assisted in reducing capital requirements and credit risk to the Bank, in addition to giving the Bank access to the national capital markets. The Bank had the option to execute a clean-up call when the remaining balance of the loans outstanding was at 10% of the original balance. On November 9, 2005, the Bank exercised its option to execute the cleanup call by purchasing the outstanding principal balances of the securitized motor vehicle installment loans.

Impact of Inflation and Changing Prices

        The Consolidated Financial Statements and Notes thereto presented in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Effect of New Accounting Standards

        Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements of this Form 10-K discusses new accounting policies adopted by the Company during fiscal 2008. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

        In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements." SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. As required by SFAS 157, the Company will adopt this new accounting standard effective July 1, 2008. Management does not expect that adoption of SFAS 157 will have a material impact on our financial statements.

        In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective July 1, 2008. Management does not expect that adoption of SFAS 159 will have a material impact on our financial statements.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 141R (SFAS 141R), "Business Combinations." SFAS 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS 141R is effective July 1, 2009. Management has reviewed SFAS 141R and does not expect the adoption of this statement to have a material impact on the Company's consolidated financial condition, results of operations or cash flow.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS 160 is effective for the Company beginning July 1, 2009. SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interest in subsidiaries in the same way—as equity in the consolidated financial statements. The Company does not currently have any noncontrolling interest in the consolidated financial statements.

        In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The Company will adopt SFAS 161 effective January 1, 2009. Management has reviewed SFAS 161 and does not expect the adoption of this statement to have a material impact on the Company's consolidated financial condition, results of operations or cash flow.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This statement makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements. SFAS 162 provides for slight modifications to the current hierarchy in place by adding FASB Staff Positions, Statement 133 Implementation Issues, and EITF D-Topics to it. The Company will adopt SFAS 162 effective November 15, 2008.

        In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—An Interpretation of FASB Statement No. 60" ("SFAS 163"). This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Expanded disclosures about financial guarantee insurance contracts are also required by this statement. SFAS 163 is effective July 1, 2009. The Company is in the process of assessing the impact on its results of operations, financial position, and cash flow.

Asset/Liability and Risk Management

        Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest-earning assets. The Company does not currently engage in trading activities to control interest rate risk although it may in the future, if necessary, to manage interest rate risk. Interest rate swaps may be entered into to modify interest rate risk. See Note 9 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.

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

        One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following table sets forth, at June 30, 2008 and June 30, 2007, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or -100 basis points, measured in 100 basis point increments). Due to the low prevailing interest rate environment, -200 and -300 NPV was not estimated by the Bank at June 30, 2008.

        Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S.

Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2008
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$110,881	$(1,943)	(2)%
+200	113,956	1,132	1
+100	115,324	2,500	2
—	112,824	—	—
-100	105,084	(7,740)	(7)

June 30, 2007
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$99,706	$(7,529)	(7)%
+200	102,142	(5,093)	(5)
+100	106,941	(293)	(0)
—	107,234	—	—
-100	103,321	(3,913)	(4)
-200	93,723	(13,511)	(13)

Contractual Obligations

        The following table sets forth information with respect to the Company's contractual obligations as of June 30, 2008. Operating lease obligations are primarily related to the lease of certain branch offices, which the Company has committed to as of June 30, 2008.

	Payments due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Greater Than 5 Years	Total
Deposits without a stated maturity	$430,987	—	—	—	$430,987
Certificates of Deposit	220,972	118,479	13,762	37	353,250
FHLB and Federal Funds	41,420	59,855	46,500	50,500	198,275
Long-Term Debt Obligations	—	—	—	27,837	27,837
Operating Lease Obligations	801	1,287	654	2,393	5,135

Total Contractual Obligations	$694,180	$179,621	$60,916	$80,767	$1,015,484

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

        In an attempt to manage its exposure to change in interest rates, management monitors the Company's interest rate risk. The Asset/Liability Committee meets periodically to review the Company's interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk although it may in the future, if necessary, to manage interest rate risk.

        In adjusting the Company's asset/liability position, management attempts to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

        Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. The Company has structured its security portfolio to shorten the repricing of its interest-earning assets. The Company's mortgage-backed securities and securities available for sale typically have either short or medium terms to maturity or adjustable interest rates. At June 30, 2008, the Company had investment securities available for sale of $17.8 million with contractual maturities of five years or less. Variable-rate mortgage-backed securities totaled $63.1 million at June 30, 2008. Mortgage-backed securities amortize and experience prepayments of principal. The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $52.0 million annually over the past three fiscal years. The Company also manages interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2008, the Company had $78.6 million of savings accounts, $171.7 million of money market accounts and $180.7 million of checking accounts, representing 55.0% of total depositor account balances.

        One approach used to quantify interest rate risk is the NPV analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability and Risk Management" of this Form 10-K for further discussion regarding the NPV analysis and an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.

Item 8.    Financial Statements and Supplementary Data

Management's Report on
Internal Control over Financial Reporting

        HF Financial Corp.'s (the "Company") management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company's management, including its Chairman, President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2008 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Pursuant to temporary rules of the Securities and Exchange Commission, the Company's Annual Report on Form 10-K for the year ended June 30, 2008 does not contain an attestation report of the Company's registered public accounting firm regarding the Company's internal control over financial reporting.

/s/ CURTIS L. HAGE Curtis L. Hage Chairman, President and Chief Executive Officer	/s/ DARREL L. POSEGATE Darrel L. Posegate Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

        We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2008. HF Financial Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

Sioux Falls, South Dakota
September 26, 2008

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, except share data)

	2008	2007
ASSETS
Cash and cash equivalents	$21,170	$22,476
Securities available for sale (Note 2)	225,004	142,223
Federal Home Loan Bank stock (Note 7)	11,245	5,058
Loans held for sale (Note 3)	8,796	8,776
Loans and leases receivable (Note 3)	777,777	761,599
Accrued interest receivable	7,540	8,495
Office properties and equipment, net of accumulated depreciation (Note 5)	14,849	15,830
Foreclosed real estate and other properties	643	508
Cash value of life insurance	14,050	13,519
Servicing rights (Note 4)	11,189	10,871
Goodwill, net	4,951	4,951
Other assets (Note 10)	6,280	7,148

	$1,103,494	$1,001,454

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits (Note 6)	$784,237	$815,864
Advances from Federal Home Loan Bank and other borrowings (Note 7)	198,454	68,600
Subordinated debentures payable to trusts (Note 8)	27,837	27,837
Advances by borrowers for taxes and insurance	10,795	10,337
Accrued expenses and other liabilities (Note 14)	17,968	16,546

Total liabilities	1,039,291	939,184

Stockholders' equity (Notes 12, 13 and 14)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 6,035,447 and 5,991,200 shares issued at June 30, 2008 and June 30, 2007, respectively	60	60
Common stock subscribed for but not issued	95	81
Additional paid-in capital	21,905	20,898
Retained earnings, substantially restricted	76,041	71,900
Accumulated other comprehensive (loss), net of related deferred tax effect (Note 17)	(3,001)	(1,502)
Less cost of treasury stock, 2,083,455 and 1,977,836 shares at June 30, 2008 and June 30, 2007, respectively	(30,897)	(29,167)

	64,203	62,270

	$1,103,494	$1,001,454

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

(DOLLARS IN THOUSANDS, except share data)

	2008	2007	2006
Interest, dividend and loan fee income:
Loans and leases receivable	$53,972	$54,344	$47,096
Investment securities and interest-bearing deposits	9,202	7,530	6,315

	63,174	61,874	53,411

Interest expense:
Deposits	24,693	28,505	20,175
Advances from Federal Home Loan Bank and other borrowings	8,605	7,735	7,587

	33,298	36,240	27,762

Net interest income	29,876	25,634	25,649
Provision for losses on loans and leases	1,994	1,198	5,279

Net interest income after provision for losses on loans and leases	27,882	24,436	20,370

Noninterest income:
Gain on sale of branches, net	—	2,763	—
Gain on sale of land, net	—	—	3,557
Fees on deposits	5,389	5,133	4,538
Loan servicing income	2,211	1,803	1,123
Gain on sale of loans, net	1,197	923	969
Earnings on cash value of life insurance	626	597	570
Trust income	966	936	849
Commission and insurance income	447	500	531
Gain on sale of securities, net	3	—	3
Other	494	541	711

	11,333	13,196	12,851

Noninterest expense:
Compensation and employee benefits	19,616	18,379	16,691
Occupancy and equipment	3,832	3,797	3,338
Check and data processing expense	2,416	2,299	2,165
Marketing	1,077	1,541	856
Foreclosed real estate and other properties, net	181	101	184
Other	3,484	3,488	3,265

	30,606	29,605	26,499

Income before income taxes	8,609	8,027	6,722
Income tax expense (Note 10)	2,766	2,644	2,214

Net income	$5,843	$5,383	$4,508

Basic earnings per share (Note 13):	$1.47	$1.35	$1.15
Diluted earnings per share (Note 13):	1.45	1.33	1.13
Dividend declared per share	0.43	0.42	0.41

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(DOLLARS IN THOUSANDS, except share data)

	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, June 30, 2005	$55	$1,266	$19,190	$65,267	$(2,140)	$(836)	$(29,167)	$53,635
Comprehensive income
Net income	—	—	—	4,508	—	—	—	4,508
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	(1,624)	—	(1,624)
Net change in retained interest, net of deferred taxes	—	—	—	—	—	(2)	—	(2)

Comprehensive income								2,882
Issuance of stock and exercise of stock options (Note 16)	4	(1,266)	1,878	—	—	—	—	616
Common stock subscribed for but not issued	—	65	(65)	—	—	—	—	—
Cash dividends paid on common stock	—	—	—	(1,596)	—	—	—	(1,596)
Reclassify stock-based compensation to additional paid-in capital	—	—	(2,140)	—	2,140	—	—	—
Amortization of stock-based compensation	—	—	521	—	—	—	—	521

Balance, June 30, 2006	59	65	19,384	68,179	—	(2,462)	(29,167)	56,058
Comprehensive income
Net income	—	—	—	5,383	—	—	—	5,383
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	1,058	—	1,058

Comprehensive income	—	—	—	—	—	—	—	6,441
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(98)	—	(98)
Issuance of stock and exercise of stock options (Note 16)	1	(65)	1,079	—	—	—	—	1,015
Common stock subscribed for but not issued	—	81	(81)	—	—	—	—	—
Cash dividends paid on common stock	—	—	—	(1,662)	—	—	—	(1,662)
Amortization of stock-based compensation	—	—	516	—	—	—	—	516

Balance, June 30, 2007	60	81	20,898	71,900	—	(1,502)	(29,167)	62,270
Comprehensive income
Net income	—	—	—	5,843	—	—	—	5,843
Net changes in unrealized gain (loss) on securities	—	—	—	—	—	(664)	—	(664)
Net unrealized losses on defined benefit plan, net of deferred taxes	—		—	—	—	(755)	—	(755)
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(80)	—	(80)

Comprehensive income								4,344
Issuance of stock and exercise of stock options (Note 16)	—	(81)	630	—	—	—	—	549
Common stock subscribed for but not issued	—	95	(95)	—	—	—	—	—
Cash dividends paid on common stock	—	—	—	(1,702)	—	—	—	(1,702)
Purchase of treasury stock	—	—	—	—	—	—	(1,730)	(1,730)
Amortization of stock-based compensation	—	—	472	—	—	—	—	472

Balance, June 30, 2008	$60	$95	$21,905	$76,041	$—	$(3,001)	$(30,897)	$64,203

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

(DOLLARS IN THOUSANDS, except share data)

	2008	2007	2006
Cash Flows From Operating Activities
Net income	$5,843	$5,383	$4,508
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for losses on loans and leases	1,994	1,198	5,279
Depreciation	1,633	1,623	1,504
Amortization of discounts and premiums on securities and other	1,710	1,817	1,781
Stock based compensation	472	628	709
Deferred income taxes (credits)	11	(485)	(557)
Net change in loans held for resale	1,177	(230)	3,584
(Gain) on sale of loans, net	(1,197)	(923)	(969)
Realized (gain) on sale of securities, net	(3)	—	(3)
(Gain) on sale of land	—	—	(3,557)
(Gain) on sale of branches	—	(2,763)	—
Losses and provision-for-losses on sales of foreclosed real estate and other properties, net	58	52	30
(Gain) Loss on disposal of office properties and equipment, net	(1)	(9)	29
Change in other assets and liabilities (Note 20)	2,588	4,017	(660)

Net cash provided by operating activities	14,285	10,308	11,678

Cash Flows From Investing Activities
Net change in loans outstanding	(19,842)	(46,699)	(57,548)
Proceeds from sale of land	—	—	4,863
Purchase of land held for sale	—	—	(1,209)
Proceeds from sale of loans associated with branch sales	—	4,256	—
Securities available for sale
Sales, maturities and repayments	67,302	35,666	53,085
Purchases	(151,405)	(31,048)	(59,781)
Purchase of Federal Home Loan Bank stock	(9,846)	(4,172)	(4,522)
Redemption of Federal Home Loan Bank stock	3,659	4,762	6,574
Proceeds from sale of office properties and equipment	1,283	17	3
Proceeds from sale of office properties and equipment associated with branch sales	—	340	—
Purchase of office properties and equipment	(1,934)	(3,342)	(3,170)
Purchase of servicing rights	(1,392)	(6,140)	(989)
Proceeds from sale of foreclosed real estate and other properties	701	2,277	715

Net cash (used in) investment activities	(111,474)	(44,083)	(61,979)

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

(DOLLARS IN THOUSANDS, except share data)

	2008	2007	2006
Cash Flows From Financing Activities
Net increase (decrease) in deposit accounts	$(31,627)	$80,425	$87,786
Proceeds of advances from Federal Home Loan Bank and other borrowings	1,926,299	722,111	807,905
Payments on advances from Federal Home Loan Bank and other borrowings	(1,796,445)	(745,131)	(835,949)
Payment of debt issue costs	—	—	(7)
Proceeds from issuance of subordinated debentures	5,000	10,000	—
Deposit account disbursements associated with branch sales	—	(33,563)	—
Proceeds on core deposit premium	—	2,763	—
Redemption of subordinated debentures	(5,000)	(10,000)	—
Increase (decrease) in advances by borrowers	458	3,368	523
Purchases of treasury stock	(1,730)	—	—
Proceeds from issuance of common stock	630	903	428
Cash dividends paid	(1,702)	(1,662)	(1,596)

Net cash provided by financing activities	95,883	29,214	59,090

Increase (decrease) in cash and cash equivalents	(1,306)	(4,561)	8,789
Cash and Cash Equivalents
Beginning	22,476	27,037	18,248

Ending	$21,170	$22,476	$27,037

See Notes to Consolidated Financial Statements

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting policies of HF Financial Corp. and subsidiaries ("the Company") conform to accounting principles generally accepted in the United States of America and to general practice within the industry. The following is a description of the more significant of those policies that the Company follows in preparing and presenting its consolidated financial statements.

Nature of Operations

        The Company, a unitary thrift holding company, was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Bank ("the Bank"). The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The executive offices of the Company and its direct and indirect subsidiaries are located in Sioux Falls, South Dakota.

        The Bank was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. The Bank provides full-service consumer and commercial business banking, including an array of financial products, to meet the needs of its market place. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to-four family residential, commercial business, consumer, multi-family, commercial real estate, construction and agricultural loans. The Bank's consumer loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. The Bank receives loan servicing income on loans serviced for others and commission income from credit-life insurance on consumer loans. The Bank, through its wholly-owned subsidiaries, offers annuities, mutual funds, life insurance and other financial products and equipment leasing services.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company, the Company's wholly-owned subsidiaries, HomeFirst Mortgage Corp. (the Mortgage Corp.), HF Financial Group, Inc. (HF Group), and Home Federal Bank (the Bank) and the Bank's wholly-owned subsidiaries, Hometown Insurors, Inc. (Hometown), Mid America Capital Services, Inc. (Mid America Capital), Home Federal Securitization Corp. (HFSC), Mid-America Service Corporation and PMD, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation and Use of Estimates

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the fiscal year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan and lease losses, self-insurance and servicing rights.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Securities available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but may not hold necessarily to maturity, and all equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value and unrealized gains or losses are reported as increases or decreases in other comprehensive income net of the related deferred tax effect.

        Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers many factors including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) applicable rating(s) by an independent rating agency, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Loans and leases are generally classified as nonaccrual when there are reasonable doubts as to the collectability of principal and/or interest and/or when payment becomes 90 days past due, except loans which are well secured and in the process of collection. Uncollectible interest on loans and leases that are impaired or contractually past due is charged off based on management's periodic evaluation. The charge to interest income is equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is no longer in doubt, in which case the loan is returned to accrual status.

        The Company's leases receivable are classified as direct finance leases. Under the direct financing method of accounting for leases, the total net payments receivable under the lease contracts and the residual value of the leased equipment, net of unearned income, are recorded as a net investment in direct financing leases and the unearned income is recognized each month on a basis which approximates the interest method.

        The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and insignificant payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Loan Servicing

        The cost allocated to servicing rights purchased or retained has been recognized as a separate asset. Servicing rights are initially measured at fair value and are being amortized in proportion to and over the period of estimated net servicing income. Servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans. The Bank stratifies its capitalized servicing rights based on loan type. The Company performs quarterly testing to determine if loan servicing rights purchased and retained servicing rights are impaired. As of June 30, 2008, and 2007, there was no impairment to loan servicing rights purchased and retained servicing rights.

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

        At June 30, 2008, and 2007, the Company had $4,951 of goodwill that is not being amortized. The Company performs annual testing to determine if goodwill is impaired. As of June 30, 2008, and 2007, there is no impairment with respect to goodwill.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Land held for sale is carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or fair value less cost to sell. Costs relating to the development and improvement of property are capitalized, whereas costs relating to holding property are expensed. The carrying amount of land held for sale was $1,362 at June 30, 2006, $0 at June 30, 2007, and $0 at June 30, 2008, as the property was sold in June 2007.

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

Income Taxes

        Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The impact of a tax position will be recognized in the financial statements if that position is more-likely-than-not of being sustained upon examination, based on the technical merits of the position. A tax position meeting the more-likely-than-not threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company classifies interest and penalties on the underpayment of income taxes, if any, as a component of income tax expense.

Earnings Per Share (EPS)

        Basic EPS represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period, inclusive of nonvested stock awards. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        During the third quarter of fiscal 2006, the Company declared a 1 1/10-for-1 stock split of all of the common stock of the Company outstanding, payable in the form of a 1/10-for-1 stock dividend. The 10% stock dividend was paid on April 24, 2006, to shareholders of record as of April 10, 2006. All per share data and number of common shares outstanding have been retroactively adjusted for all periods presented as a result of the stock split.

Segment Reporting

        Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company's reportable segments are "banking" (including leasing activities) and "other." The "banking" segment is conducted through the Bank and Mid America Capital and the "other" segment is composed of smaller nonreportable segments, the Company and intersegment eliminations.

        The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and monitoring performance, which is primarily based on products.

	Banking	Other	Total
2008
Net interest income	$31,907	$(2,031)	$29,876
Provision for losses on loans and leases	(1,994)	—	(1,994)
Noninterest income	10,980	353	11,333
Intersegment noninterest income	(105)	(71)	(176)
Noninterest expense	(29,703)	(903)	(30,606)
Intersegment noninterest expense	—	176	176

Income (loss) before income taxes	$11,085	$(2,476)	$8,609

Total assets	$1,098,592	$4,902	$1,103,494

2007
Net interest income	$29,057	$(3,423)	$25,634
Intersegment interest income	(878)	878	—
Provision for losses on loans and leases	(1,198)	—	(1,198)
Noninterest income	13,355	(159)	13,196
Intersegment noninterest income	(348)	348	—
Noninterest expense	(28,828)	(777)	(29,605)
Intersegment noninterest expense	8	(8)	—

Income (loss) before income taxes	$11,168	$(3,141)	$8,027

Total assets	$999,871	$1,583	$1,001,454

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-based compensation

        The Company adopted SFAS No. 123R Share-Based Payment effective as of July 1, 2005 using the Black-Scholes option-pricing model and the modified prospective method in which compensation cost is recognized for all awards granted subsequent to the Company's adoption of this statement as well as for the unvested portion of awards outstanding as of the Company's adoption of this statement. See Note 16 for more information on stock option and incentive plans.

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

        The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual. Net healthcare costs are inclusive of health claims expenses

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and administration fees offset by stop loss and employee reimbursement. The following table is a summary of net healthcare costs by quarter during fiscal years 2008, 2007 and 2006.

	2008	2007	2006
Quarter ended September 30	$221	$436	$419
Quarter ended December 31	409	357	409
Quarter ended March 31	328	760	382
Quarter ended June 30	524	596	285

Net healthcare costs	$1,482	$2,149	$1,495

Interest Rate Contracts and Hedging Activities

        The Company uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. To qualify for and maintain hedge accounting, the Company must meet formal documentation and effectiveness evaluation requirements both at the hedge's inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Company no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant, as discussed below.

        The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

        When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.

        Interest rate swaps utilized by the Company are each accounted for as a cash flow hedge, which hedge the interest rate risk in the cash flows of long-term, variable-rate subordinated debentures. The cumulative change in fair value of the hedging derivatives, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposures, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current-period earnings.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Asset, which amends SFAS No. 140. SFAS No. 156 requires the recognition of all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective the beginning of the first fiscal year that begins after September 15, 2006. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The Company adopted SFAS 156 effective July 1, 2007, and the adoption did not have a material impact on its results of operations, financial position, and liquidity.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires the impact of a tax position to be recognized in the financial statements if that position is more-likely-than-not of being sustained upon examination, based on the technical merits of the position. A tax position meeting the more-likely-than-not threshold is then to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 effective July 1, 2007, resulting in no cumulative effect adjustment to retained earnings as of the date of adoption and determined that the adoption did not have a material impact on its results of operations, financial position, and liquidity.

        In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R. SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company's fiscal year-end. As required by SFAS 158, the Company adopted the balance sheet recognition provisions at June 30, 2007, and adopted the year-end measurement date at June 30, 2008.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 2—INVESTMENTS IN SECURITIES

        The amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$8,490	$173	$—	$8,663
Federal Home Loan Bank	3,944	87	—	4,031
Municipal bonds	12,319	51	(189)	12,181
Trust preferred securities	12,372	—	(2,080)	10,292

	37,125	311	(2,269)	35,167

Equity securities:
FNMA	8	—	—	8
Federal Ag Mortgage	7	2	—	9
Other Investments	253	—	—	253

	268	2	—	270

Mortgage-backed securities	190,947	558	(1,938)	189,567

	$228,340	$871	$(4,207)	$225,004

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$12,092	$21	$(102)	$12,011
Federal Home Loan Bank	17,433	12	(122)	17,323
Municipal bonds	8,088	—	(183)	7,905
Trust preferred securities	11,018	16	(126)	10,908

	48,631	49	(533)	48,147

Equity securities:
FNMA	8	18	—	26
Federal Ag Mortgage	7	6	—	13
Other Investments	184	—	—	184

	199	24	—	223

Mortgage-backed securities	95,657	5	(1,809)	93,853

	$144,487	$78	$(2,342)	$142,223

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

        The following tables present the age of gross unrealized losses and fair value by investment category in accordance with FASB Staff Position (FSP) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

	June 30, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(Dollars in Thousands)
Debt securities:
Municipal bonds	$5,195	$(127)	$1,250	$(62)	$6,445	$(189)
Trust preferred securities	8,627	(1,727)	1,665	(353)	10,292	(2,080)

	13,822	(1,854)	2,915	(415)	16,737	(2,269)

Mortgage-backed securities	112,929	(1,208)	24,758	(730)	137,687	(1,938)

	$126,751	$(3,062)	$27,673	$(1,145)	$154,424	$(4,207)

	June 30, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$1,535	$(23)	$7,954	$(79)	$9,489	$(102)
Federal Home Loan Bank	7,927	(40)	5,989	(82)	13,916	(122)
Municipal bonds	4,878	(73)	2,816	(110)	7,694	(183)
Trust preferred securities	—	—	1,893	(126)	1,893	(126)

	14,340	(136)	18,652	(397)	32,992	(533)

Mortgage-backed securities	28,809	(250)	59,048	(1,559)	87,857	(1,809)

	$43,149	$(386)	$77,700	$(1,956)	$120,849	$(2,342)

        Management does not believe that any individual unrealized loss as of June 30, 2008, represents an other-than-temporary impairment. The Company has the ability and intent to hold those investments until a recovery of fair value.

        The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by government agencies such as Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses in total are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

        The unrealized losses reported for trust preferred securities are attributable to rated pooled securities. There have been no rating changes regarding any of these investments during the fiscal year. Based upon information available at financial statement date, management believes that it is probable that all amounts due according to contractual terms will be collected.

        The amortized cost and fair value of debt securities as of June 30, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$230	$230
Due after one year through five years	12,549	12,740
Due after five years through ten years	7,984	8,058
Due after ten years	16,362	14,139

	37,125	35,167
Mortgage-backed securities	190,947	189,567

	$228,072	$224,734

        Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

        Proceeds from the sale of securities available for sale in fiscal 2008 were $5,511 and resulted in gross gains of $3. Proceeds from the sale of securities available for sale in fiscal 2007 were $3,542 and resulted in gross gains of $0. Proceeds from the sale of securities available for sale in fiscal 2006 were $14,061 and resulted in gross gains of $3.

        At June 30, 2008, and 2007, securities with a fair value of $208,715 and $128,099, respectively, were pledged as collateral for public deposits, borrowings and other purposes.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE

        Loans and leases receivable at June 30, 2008, and 2007, consist of the following:

	2008	2007
Loans secured by real estate
Residential
One-to-four family	$100,589	$117,235
Multi-family	46,118	34,126
Commercial	185,038	181,121
Agriculture	78,043	48,030
Construction and development	8,286	18,674
Business, consumer and other
Commercial business	125,118	100,013
Automobile	58,807	98,238
Junior liens on real estate	81,250	79,113
Agriculture	91,934	69,608
Equipment financing leases	19,250	22,267
Other loans	7,724	7,079
Loans on savings accounts	1,580	1,772

	803,737	777,276
Add (less)
Undisbursed portion of loans in process	(19,834)	(10,387)
Deferred loan fees and unamortized discounts and premiums, net	(193)	582
Allowance for loan and lease losses	(5,933)	(5,872)

	$777,777	$761,599

        Loans held for sale totaling $8,796 at June 30, 2008, consist of $7,959 of one-to-four family fixed-rate loans, $223 of commercial loans and $614 of student loans. Loans held for sale totaling $8,776 at June 30, 2007, consist of $8,290 of one-to-four family fixed-rate loans, $223 of commercial loans and $263 of student loans.

        Activity in the allowance for loan losses included in continuing operations is summarized as follows for the fiscal years ended June 30:

	2008	2007	2006
Balance, beginning	$5,872	$5,657	$5,076
Provision charged to income	1,994	1,198	5,279
Charge-offs	(2,245)	(1,292)	(5,123)
Recoveries	312	309	425

Balance, ending	$5,933	$5,872	$5,657

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

        The following is a summary of information pertaining to impaired loans and nonaccrual loans as of and for the fiscal years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
Impaired loans without a valuation allowance	$514	$962	$325
Impaired loans with a valuation allowance	316	519	—

Total impaired loans	$830	$1,481	$325

Valuation allowance related to impaired loans	$130	$385	$—

Nonaccruing loans and leases	$2,324	$2,190	$1,035
Accruing loans and leases delinquent more than 90 days	781	1,308	2,330
Average investment in impaired loans	885	966	2,604
Interest income recognized on impaired loans	17	6	7

        No additional funds are committed to be advanced in connection with impaired loans.

        The Company has granted loans to directors, executive officers or related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. The aggregate amount of loans to such related parties was approximately $4,765 and $3,442 at June 30, 2008 and 2007.

NOTE 4—LOAN SERVICING

        Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $1,024,984 and $970,188 at June 30, 2008, and 2007, respectively.

        Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were approximately $9,758 and $9,210, at June 30, 2008, and 2007, respectively.

        The carrying values of mortgage and consumer servicing rights were $11,189 and $10,871 at June 30, 2008, and 2007, respectively. The fair values of these rights were $16,629 and $15,740 at June 30, 2008, and 2007, respectively. The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 10%. During fiscal years 2008 and 2007, servicing rights approximating $1,634 and $6,341, respectively, were capitalized. Fiscal 2007 servicing rights include the purchase of $4,956 rights. The Company recognized expense for amortization of the cost of servicing rights in the amount of $1,317, $1,117 and $757 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

        No valuation allowances were provided for servicing rights capitalized during the fiscal years ended June 30, 2008, and 2007.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

	2008	2007
Land	$1,734	$1,920
Buildings and improvements	18,304	19,025
Leasehold improvements	2,201	2,199
Furniture, fixtures, equipment and automobile	16,887	15,374

	39,126	38,518
Less accumulated depreciation and amortization	(24,277)	(22,688)

	$14,849	$15,830

        The Company leases numerous telephone and office equipment, which require minimum rentals totaling $299 through the year ending June 30, 2012. In addition, the Company has leased property under various operating lease agreements, which expire at various times. The total rental commitments at June 30, 2008, under the leases are as follows:

2009	$801
2010	726
2011	561
2012	374
2013	280
Thereafter	2,393

$5,135

NOTE 6—DEPOSITS

        Deposits at June 30, 2008, and 2007 consist of the following:

	2008	2007
Noninterest bearing checking accounts	$90,598	$86,679
Interest bearing accounts	90,125	87,030
Money market accounts	171,689	212,546
Savings accounts	78,575	66,235
In-market certificates of deposit	325,995	291,858
Out-of-market certificates of deposit	27,255	71,516

	$784,237	$815,864

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 6—DEPOSITS (Continued)

        Scheduled maturities of certificates of deposit are as follows:

        Maturing in fiscal year:

2009	$220,972
2010	101,143
2011	17,336
2012	7,198
2013	6,564
Thereafter	37

$353,250

        Non-IRA deposit accounts are insured up to $100 by the Deposit Insurance Fund (DIF) under management of the Federal Deposit Insurance Corporation (FDIC). The DIF was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund. IRA deposit accounts are insured up to $250 by the DIF under management of the FDIC. The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $151,517 and $162,953 at June 30, 2008, and 2007, respectively. Deposits at June 30, 2008, and 2007 include $76,507 and $73,286, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

        Advances from the Federal Home Loan Bank of Des Moines (FHLB) and other borrowings at June 30, 2008, and 2007, are summarized as follows:

	2008	2007
Overnight federal funds purchased (with rates ranging from 2.60% to 3.26%)	$29,920	$—
Fixed-rate advances (with rates ranging from 2.02% to 6.36%)	168,355	68,500
Other borrowings(1)	179	100

	$198,454	$68,600

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (Continued)

        Aggregate maturities of term FHLB advances and other borrowings, computed based upon contractual maturity date, are as follows:

        Maturing in fiscal year:

2009	$11,500
2010	34,855
2011	25,000
2012	10,000
2013	36,500
Thereafter	50,679

$168,534

        Prepayment of convertible, or callable, advances results in a prepayment fee as negotiated between the Bank and the FHLB. Convertible advances without a strike rate are subject to be called at the FHLB's discretion. Convertible advances tied to LIBOR strike rates may only be called if the three-month LIBOR rate is equal to or greater than the indicated strike rate.

        Advances with the FHLB are secured by stock in the FHLB, which is comprised of membership stock and activity-based stock. The membership stock requirement is based as a percentage of total assets as of the preceding December 31. At June 30, 2008, and 2007 the Bank held $1,223 and $1,212 in membership stock. The activity-based stock minimum requirement is based on 4.45% of advances outstanding. At June 30, 2008, and 2007 the Bank held $10,022 and $3,846 in activity-based stock.

        In addition, advances with the FHLB are secured by one-to-four family first mortgage loans, multi-family first mortgage loans and investment securities. In order to provide additional borrowing collateral, commercial real estate first mortgage loans, agricultural real estate first mortgage loans, home equity line of credit loans and home equity second mortgage loans have also been pledged with the FHLB. At June 30, 2008, the Bank had total collateral with the FHLB of $260,765 of which $62,490 was available for additional borrowing. At June 30, 2007, the Bank had total collateral with the FHLB of $136,877 of which $31,377 was available for additional borrowing.

        Advances with the Federal Reserve Bank are secured by commercial business loans. At June 30, 2008, the Bank had total collateral with the Federal Reserve Bank of $35,233 of which $35,233 was available for borrowing.

        The Bank currently has a $15,000 unsecured line of federal funds with First Tennessee Bank, NA. On October 22, 2007, the Bank also reaffirmed a $10,000 federal funds accommodation from Northern Trust. In addition, the Company has a line of credit for $6,000 with First Tennessee Bank, NA for liquidity needs of the Company. There were no funds drawn on any line of credit at June 30, 2008.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 8—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

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

        On July 7, 2007, the Company exercised its option to redeem the 5,000 shares totaling $5,000 of Trust II. Proceeds from Trust VI were used to fund this redemption.

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 8—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS (Continued)

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

        On July 5, 2007, the Company issued 5,000 shares totaling $5,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust VI. Trust VI was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust VI. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 1.65% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 1, 2037. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities must be redeemed on October 1, 2037; however, the Company has the option to shorten the maturity date to a date not earlier than October 1, 2012. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's capital stock.

NOTE 9—INTEREST RATE CONTRACTS

        Interest rate swap contracts are entered into primarily as an asset/liability management strategy of the Company to modify interest rate risk. The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract. The

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 9—INTEREST RATE CONTRACTS (Continued)

Company is exposed to losses if the counterparty fails to make its payments under a contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparty. The Company anticipates the counterparty will be able to fully satisfy its obligations under the remaining agreements.

        During the first quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $5,000 notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%. This rate swap is designated as a cash flow hedge. The fair value of the derivative was a $218 loss at June 30, 2008.

        During the fourth quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $7,000 notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 6.19%. This rate swap is designated as a cash flow hedge. The fair value of the derivative was a $97 gain at June 30, 2008.

        No gain or loss was recognized in earnings in fiscal 2008 related to these interest rate swaps. No deferred net losses on interest rate swaps in other comprehensive loss as of June 30, 2008 are expected to be reclassified into earnings during the next twelve months.

NOTE 10—INCOME TAX MATTERS

        The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Bank is allowed bad debt deductions based on actual charge-offs.

        The consolidated provision for income taxes from continuing operations consists of the following for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
Current
Federal	$2,163	$2,516	$2,475
State	592	613	296
Deferred expense	11	(485)	(557)

	$2,766	$2,644	$2,214

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 10—INCOME TAX MATTERS (Continued)

        Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in tax expense are as follows:

	2008	2007	2006
Computed "expected" tax expense	$3,013	$2,810	$2,352
Increase (decrease) in income taxes resulting from
Tax exempt income	(385)	(353)	(237)
State taxes, net of federal benefit	369	392	165
Increase in cash surrender value of life insurance	(186)	(177)	(169)
Stock options	8	32	(19)
Benefit of income taxed at lower rates	(64)	(58)	(52)
Change in valuation allowance	—	(1)	(3)
Other, net	11	(1)	177

	$2,766	$2,644	$2,214

        The components of the net deferred tax asset (liability) as of June 30, 2008, and 2007 are as follows:

	2008	2007
Deferred tax assets
Allowance for loan and lease losses	$2,008	$1,986
Accrued expenses	253	360
Net unrealized loss on securities available for sale	1,268	860
Pension cost	523	60
Other	193	412

	4,245	3,678
Less valuation allowance	(1)	(1)

	4,244	3,677

Deferred tax liabilities
Property and equipment	718	1,155
Mortgage servicing rights	501	388
Other assets	176	208
Other	51	29

	1,446	1,780

	$2,798	$1,897

        Retained earnings at June 30, 2008, and 2007, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 10—INCOME TAX MATTERS (Continued)

tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") effective July 1, 2007. Implementation resulted in no cumulative effect adjustment to retained earnings as of the date of adoption. The Company had no unrecognized tax benefits as of June 30, 2008. The Company recognized no interest and penalties on the underpayment of income taxes during the year ended June 30, 2008 and had no accrued interest and penalties on the balance sheet as of June 30, 2008. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months.

NOTE 11—REGULATORY CAPITAL

        The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of June 30, 2008, and 2007, that the Bank meets all capital adequacy requirements to which it is subject.

        As of June 30, 2008, the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have unfavorably changed the Bank's category.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 11—REGULATORY CAPITAL (Continued)

        The following table summarizes the Bank's compliance with its regulatory capital requirements at June 30, 2008, and 2007:

	Actual		Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2008
Tier I (core) capital (to adjusted total assets)	$85,623	7.78%	$44,027	4.00%	$55,034	5.00%
Total risk-based capital (to risk-weighted assets)	91,417	10.83%	67,519	8.00%	84,398	10.00%
Tangible capital (to tangible assets)	85,623	7.78%	16,510	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	85,623	10.15%	N/A	N/A	50,639	6.00%
As of June 30, 2007
Tier I (core) capital (to adjusted total assets)	$82,824	8.31%	$39,895	4.00%	$49,869	5.00%
Total risk-based capital (to risk-weighted assets)	88,252	11.05%	63,933	8.00%	79,916	10.00%
Tangible capital (to tangible assets)	82,824	8.31%	14,961	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	82,824	10.37%	N/A	N/A	47,950	6.00%

NOTE 12—STOCKHOLDERS' EQUITY

        The Company currently has in effect a publicly announced stock buy-back program in which up to 10% of the common stock of the Company outstanding on May 1, 2008, may be acquired through April 30, 2009. As of June 30, 2008, the Company has repurchased 6,527 shares of common stock pursuant to this current program. Pursuant to a series of stock buy-back programs initiated by the Company since 1996, the Company has purchased an aggregate of 2,083,455 shares of common stock through June 30, 2008. As of June 30, 2008, the maximum number of shares that may yet be purchased under the current program was 388,794 shares.

        The Company has authorized 50,000 shares of Preferred Stock, designated as "Series A Junior Participating Preferred Stock" with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance.

        The Company also has preferred share purchase rights (Rights). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $65 per one-hundredth of a preferred share, subject to the complete terms as stated in the Rights Agreement. The Rights become exercisable immediately after the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 12—STOCKHOLDERS' EQUITY (Continued)

ownership of 20% or more of the outstanding common shares of the Company (subject to certain exclusions), (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of such outstanding common shares. The Rights expired on October 22, 2006, and were not renewed by the Company.

        Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992, who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank's regulatory capital requirements. Capital distributions are limited to the greater of 100% of net income for the year to date plus 50% of the amount of which the lesser of the institution's tangible core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period. Subsequent to June 30, 2008, the Bank sent written notification to the OTS of its intention to pay dividends for each quarter in the year ending June 30, 2009, to the Company, while maintaining its capital requirements.

        On July 28, 2008, the Board of Directors declared a $0.1125 per share dividend payable on August 15, 2008, to shareholders of record as of August 8, 2008. This cash dividend has not been reflected in the consolidated financial statements.

NOTE 13—EARNINGS PER SHARE

        A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended June 30, 2008, 2007 and 2006, follow:

	2008	2007	2006
Net income	$5,843	$5,383	$4,508
Basic EPS:
Weighted average number of common shares outstanding	3,969,988	3,978,571	3,914,952
Earnings per common share	$1.47	$1.35	$1.15
Diluted EPS:
Weighted average number of common shares outstanding	3,969,988	3,978,571	3,914,952
Common share equivalents—stock options/Stock Appreciation Rights (SARs) under employee compensation plans	53,486	78,155	85,126

Weighted average number of common shares and common share equivalents	4,023,474	4,056,726	4,000,078

Earnings per common share	$1.45	$1.33	$1.13

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 13—EARNINGS PER SHARE (Continued)

        During the third quarter of fiscal 2006, the Company declared a 1 1/10-for-1 stock split of all of the common stock of the Company outstanding, payable in the form of a 1/10-for-1 stock dividend. The 10% stock dividend was paid on April 24, 2006, to shareholders of record as of April 10, 2006. All per share data and number of common shares outstanding have been retroactively adjusted for all periods presented as a result of the stock split.

        Options outstanding of approximately 16,100 shares of common stock at a weighted average share price of $17.27 during the fiscal year ended June 30, 2008, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. All options outstanding were included in the computation for the year ended June 30, 2007. Options outstanding of approximately 30,800 shares of common stock at a weighted average share price of $17.27 during the fiscal year ended June 30, 2006, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

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

        Statement of Financial Accounting Standards No. 158 (SFAS 158) was issued in September 2006 entitled Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R. SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company's fiscal year-end. As required by SFAS 158, the Company adopted the balance sheet recognition provisions at June 30, 2007. Effective July 1, 2007, the Company adopted the requirement to recognize changes in the plan's funded status in the year in which the changes occur in other comprehensive income.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        The incremental effect of applying the balance sheet recognition provisions of SFAS 158 at June30, 2007, on the following balance sheet items is as follows:

	Before	SFAS 158 Adjustment	After
Prepaid Expenses and Other Assets	$4,453	$(158)	$4,295
Deferred Income Taxes	1,955	60	2,015
Total Assets	1,001,552	(98)	1,001,454
Accumulated Other Comprehensive Income (Loss)	(1,404)	(98)	(1,502)
Total Stockholder's Equity	62,368	(98)	62,270

        Information relative to the components of net periodic benefit cost measured as of June 30, 2008 and April 30, 2007 for the Company's defined benefit plan is presented below.

	2008	2007
Changes in benefit obligations
Benefit obligations, beginning	$5,606	$5,353
Service cost	447	466
Interest cost	437	391
Benefits paid	(504)	(579)
Assumption changes	365	—
Actuarial (gain) loss	(57)	(25)

Benefit obligations, ending	$6,294	$5,606

Changes in plan assets
Fair value of plan assets, beginning	$5,899	$5,387
Actual return (loss) on plan assets	(423)	470
Company contributions	532	621
Benefits paid	(504)	(579)

Fair value of plan assets, ending	$5,504	$5,899

Funded status at end of year	$(790)	$293

Accumulated benefit obligation	$5,295	$4,714

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        Amounts recognized in accumulated other comprehensive income (pre tax) for the years ended June 30, 2008 and 2007, consist of the following:

Projected benefit obligation	$(6,294)	$(5,606)
Fair value of assets	5,504	5,899
Unrecognized transitional asset	—	—
Unrecognized prior service cost	—	—
Prepaid pension cost	(586)	(451)

Acuumulated other comprehensive income (loss)	$(1,376)	$(158)

        The net actuarial loss and net prior service cost for the defined benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 is $62.

        The components of net periodic benefit cost for the fiscal years ended June 30, consist of the following:

	2008	2007	2006
Service cost	$447	$466	$466
Interest cost	437	391	365
Expected return on plan assets	(487)	(436)	(373)
Amortization of prior losses	—	—	—
Amortization of transition asset	—	—	11

Total costs recognized in expense	$397	$421	$469

        The weighted-average assumptions used to determine benefit obligations at June 30, are as follows:

	2008	2007
Discount rate—pre-retirement	7.50%	7.50%
Discount rate—post-retirement	4.52%	4.82%
Rate of compensation increase	4.00%	4.00%

        The weighted-average assumptions used to determine net periodic benefit cost for fiscal years ended June 30, are as follows:

	2008	2007
Discount rate—pre-retirement	7.50%	7.50%
Discount rate—post-retirement	4.82%	4.58%
Rate of compensation increase	4.00%	4.00%
Expected long-term return on plan assets	8.00%	8.00%

        The overall expected long-term rate of return on assets is based on economic forecasts and projected asset allocation.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        The Company's pension plan weighted-average asset allocations by asset category are as follows:

	2008
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$3,512	$90	63.8%	65.0%
Fixed	1,991	7	36.2%	30.0%
Cash and cash equivalents	1	—	0.0%	5.0%

Total pension plan assets	$5,504	$97	100.0%	100.0%

	2007
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$4,131	$851	70.0%	65.0%
Fixed	1,746	246	29.6%	30.0%
Cash and cash equivalents	22	(248)	0.4%	5.0%

Total pension plan assets	$5,899	$849	100.0%	100.0%

        The objective of the pension plan investment policy for equities is to pursue a growth strategy that results in capital appreciation. The objective of the pension plan investment policy for fixed rate instruments and cash equivalents is to ensure safety of principal and interest.

        The Company expects to contribute $600 to its pension plan in fiscal 2009. The minimum required contribution is $0.

        Estimated Future Benefit Payments: The following benefit payments which reflect expected future service, as appropriate, are expected to be paid during the years ended June 30:

2009	$465
2010	1,089
2011	381
2012	619
2013	327
Years 2014 - 2018	2,881

NOTE 15—RETIREMENT SAVINGS PLAN

        The Company has a retirement savings plan covering all employees of the Company who have attained age 21 and completed one expected year of service during which they worked at least 1,000 hours. The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to IRS Code Section 401(k) and regulations issued there under. The plan allows voluntary contributions by eligible employees, and also allows discretionary contributions by the

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 15—RETIREMENT SAVINGS PLAN (Continued)

Company as determined annually by the Board of Directors. The total compensation cost charged to expense related to the plan was $335, $286 and $265, for 2008, 2007 and 2006, respectively.

NOTE 16—STOCK-BASED COMPENSATION PLANS

        During fiscal 2003, the Company established the 2002 Stock Option and Incentive Plan (2002 Option Plan). Under the 2002 Option Plan, awards for an aggregate amount of 907,500 common shares may be granted to directors and employees of the Bank. Options granted under the Option Plan may be either options that qualify as Incentive Stock Options, as defined in the Code, or options that do not qualify. Options granted may have a maximum term of 10 years. The 2002 Option Plan also provides for the award of stock appreciation rights, limited stock appreciation rights and nonvested stock.

        The Company has a long-term incentive plan, which provides for the grant of nonvested stock awards and for stock appreciation rights ("SARs") settled in stock under the 2002 Option Plan if the Company achieves certain performance levels. For fiscal years 2008, 2007 and 2006, the Company met a performance level in the plan and, accordingly, for fiscal 2008 nonvested stock with a value of $97 and SARs with a value of $97 will be issued in fiscal 2009. During fiscal years 2008 and 2007, 5,146 and 4,078 shares, respectively of nonvested stock were issued and 29,204 and 20,953 SARs were issued in fiscal 2008 and 2007 respectively, under the 2002 Option Plan. The nonvested shares and SARs vest 25% in each of the first through fourth anniversaries of the date of grant. The issuance value of the nonvested shares was $83 and $65 for 2008 and 2007, respectively, and is being amortized over the vesting period of four years with the unamortized balance included in additional paid in capital in the consolidated statements of financial condition. During fiscal years 2008, 2007 and 2006, $391, $388 and $388 respectively, were recorded as amortization expense. The issuance value of the 2008 and 2007 SARs was $83 and $65 and each issuance is being amortized over the vesting period of four years. During fiscal year 2008 and 2007, $30 and $11 was recorded as amortization expense.

        In connection with meeting a performance level of the long-term incentive plan, 6,584 shares of nonvested stock and 47,051 SARs will be issued in fiscal 2009 under the plan. Both the nonvested shares and SARs issued in fiscal 2009 will have a four-year vesting period in which 25% of the stock vests in each of the first through fourth anniversaries of the date of grant.

        During fiscal 2004, the Company created a pool of 12,100 nonvested shares for grants under the 2002 Option Plan (2002 Pool). The key provisions of the 2002 Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination. During fiscal years 2008 and 2007, 2,718 and 1,747 nonvested shares, respectively, were awarded under the Pool. The issuance value of these nonvested shares was $42 and $31 in 2008 and 2007, respectively, and is being amortized over their vesting periods with the unamortized balance included in additional paid in capital in the consolidated balance sheet. During fiscal years 2008, 2007 and 2006, $28, $30 and $37, respectively, were recorded as amortization expense.

        In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock are made to outside directors of the Company. Each outside director is entitled to all voting,

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

dividend and distribution rights during the vesting period. During fiscal year 2008, 11,301 shares of nonvested stock were awarded. The nonvested shares vest on the first anniversary of the date of grant. During fiscal year 2008, $138 was recorded as amortization expense.

        The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option pricing model. The following assumptions were used for grants in fiscal years 2008, 2007 and 2006:

	2008	2007	2006
Expected volatility	22.00%	23.00%	24.00%
Expected dividend yield	2.61%	2.63%	2.75%
Risk-free interest rate	3.94%	4.61%	4.09%
Expected term (in years)	4	4	7

        Stock option activity for the fiscal year ended June 30, are as follows:

	2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	245,129	$12.49
Granted	—	—
Forfeited	(5,608)	17.27
Exercised	(35,967)	11.82

Ending Balance	203,554	$12.48	4.26	$793

Vested and exercisable at June 30	203,554	$12.48	4.26	$793

        Stock appreciation rights activity for the fiscal year ended June 30, are as follows:

	2008
	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	19,372	$16.00
Granted	29,204	16.10
Forfeited	(3,534)	16.06
Exercised	(420)	16.00

Ending Balance	44,622	$16.06	8.82	$11

Vested and exercisable at June 30	4,414	$16.00	8.03	$1

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

        The Company applied a forfeiture rate of 10.00% when calculating the amount of options and stock appreciation rights expected to vest at June 30, 2008. This rate is based upon historical activity and will be revised if necessary in subsequent periods if actual forfeitures differ from these estimates. The weighted-average grant date fair value of stock appreciation rights granted during the fiscal years 2008 and 2007 was $2.84 and $3.11. The weighted-average grant date fair value of options granted during the fiscal year 2006 was $3.83. The total intrinsic value of options exercised during the fiscal years 2008, 2007 and 2006, was $155, $269 and $194 respectively. During fiscal years 2008 and 2007, $53 and $101 respectively, were recorded as amortization expense. As of June 30, 2008, there was $103 of total unrecognized compensation cost related to nonvested SARs awards. The cost is expected to be recognized over a weighted-average period of 33 months for SARs awards. Cash received from the exercise of options and SARs for the fiscal years 2008, 2007 and 2006, was $432, $787 and $386 respectively. The tax benefit realized for the tax deductions from cashless option exercises totaled $7, $61 and $41 for the fiscal years 2008, 2007 and 2006, respectively. The company generally uses treasury shares to satisfy stock option exercises.

        Nonvested share activity for the fiscal years ended June 30, follows:

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	144,711	$16.11	158,177	$15.75	91,906	$13.46
Granted	19,165	16.62	11,866	16.78	85,572	17.42
Vested	(31,236)	14.51	(17,890)	13.83	(15,955)	11.48
Forfeited	(10,894)	16.44	(7,442)	15.11	(3,346)	15.85

Nonvested Balance, ending	121,746	$16.57	144,711	$16.11	158,177	$15.75

        Pretax compensation expense recognized for nonvested shares for the fiscal years 2008, 2007 and 2006, was $419, $418 and $425 respectively. The tax benefit for the fiscal years 2008, 2007 and 2006 was $159, $159 and $162 respectively. As of June 30, 2008, there was $1,027 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 22 months. The total fair value of shares vested during the fiscal years 2008, 2007 and 2006 was $453, $247 and $183 respectively.

        The Company had a Director Restricted Stock Plan which provided that awards of nonvested shares of the Company's common stock be made to outside directors of the Company. The plan was designed to allow for payment of the annual retainer fee in shares of the Company's common stock. Each outside director is entitled to all voting, dividend and distribution rights during the restriction period. The effective date of the plan was July 1, 1997. The plan had 90,750 shares allocated to it and was in effect for a period of ten years. During fiscal years 2007 and 2006, 6,041 and 4,824 shares were awarded and $103 and $96 of expense was incurred under the plan, respectively, as the annual retainer for the Company's Board of Directors. The Director Restricted Stock Plan expired on December 31, 2006. At June 30, 2008, there was no unrecognized compensation expense related to this plan.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 17—OTHER COMPREHENSIVE LOSS

        The components of other comprehensive loss and the related tax effects were as follows:

	2008	2007	2006
Net income	$5,843	$5,383	$4,508

Other comprehensive income (loss), net of tax:
Securities available for sale:
Net unrealized gains (losses)	(1,069)	1,707	(2,617)
Reclassification adjustment for net gains realized in net income	(3)	—	(3)
Income tax benefit (expense)	408	(649)	996

Other comprehensive income (loss) on securities available for sale	(664)	1,058	(1,624)

Defined benefit plan:
Net unrealized (loss)	(1,218)	—	—
Income tax benefit	463	—	—

Other comprehensive (loss) on defined benefit plan	(755)	—	—

Derivatives and hedging activities:
Net unrealized (losses)	(121)	—	—
Income tax benefit	41	—	—

Other comprehensive (loss) on derivatives and hedging activities	(80)	—	—

Retained interest:
Net unrealized (loss)	—	—	(3)
Income tax benefit	—	—	1

Other comprehensive (loss) on retained interest	—	—	(2)

Total other comprehensive income (loss)	(1,499)	1,058	(1,626)

Comprehensive income	$4,344	$6,441	$2,882

        Cumulative other comprehensive (loss) balances were:

	2008	2007	2006
Unrealized loss on securities available for sale net of related tax effect of $1,268, $860 and $1,509	$(2,068)	$(1,404)	$(2,462)
Unrealized loss on defined benefit plan net of related tax effect of $523 and $60	(853)	(98)	—
Unrealized loss on derivitives and hedging activities net of related tax effect of $41	(80)	—	—

	$(3,001)	$(1,502)	$(2,462)

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

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

Securities available for sale—Fair values for securities available for sale are based on quoted market prices, except for stock in the Federal Home Loan Bank for which fair value is assumed to equal cost.

Loans and leases receivable—The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality. Leases are stated at cost which equals fair value.

Accrued interest receivable—The carrying value of accrued interest receivable approximates its fair value.

Servicing rights—Fair values are estimated using discounted cash flows based on current market rates of interest.

Off-statement-of-financial-condition instruments—Fair values for the Company's off-statement-of-financial-condition instruments (unused lines of credit and letters of credit), which are based upon fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and counterparties' credit standing, are not significant.

Deposits—The fair values for deposits with no defined maturities equal their carrying amounts, which represent the amount payable on demand. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on a comparably termed wholesale funding alternative (i.e., FHLB borrowings).

Advances from Federal Home Loan Bank and other borrowings—The carrying amounts reported for variable rate advances approximate their fair values. Fair values for fixed-rate advances and other

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

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

        Estimated fair values of the Company's financial instruments are as follows at June 30:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$21,170	$21,170	$22,476	$22,476
Securities available for sale	225,004	225,004	142,223	142,223
Federal Home Loan Bank stock	11,245	11,245	5,058	5,058
Loans and leases receivable	786,573	790,420	770,375	757,337
Accrued interest receivable	7,540	7,540	8,495	8,495
Servicing rights	11,189	16,629	10,871	15,740
Financial liabilities
Deposits	784,237	786,170	815,864	813,985
Advances from Federal Home Loan Bank and other borrowings	198,454	199,886	68,600	67,570
Subordinated debentures payable to trusts	27,837	27,837	27,837	27,837
Accrued interest payable and advances by borrowers for taxes and insurance	16,804	16,804	15,989	15,989

NOTE 19—COMMITMENTS, CONTINGENCIES AND CREDIT RISK

        The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset. Unused lines of credit amounted to $83,254 and $73,851 at June 30, 2008, and 2007, respectively. Unused letters of credit amounted to $3,318 and $7,861 at June 30, 2008, and 2007, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.

        The Bank had outstanding commitments to originate or purchase loans of $40,447 and to sell loans of approximately $11,901 at June 30, 2008. The portion of commitments to originate or purchase fixed rate loans totaled $29,533 with a range in interest rates of 4.95% to 7.49%. No losses are expected to be sustained in the fulfillment of any of these commitments.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 19—COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position.

NOTE 20—CASH FLOW INFORMATION

        Changes in other assets and liabilities for the years ended June 30, consist of:

	2008	2007	2006
(Increase) decrease in accrued interest receivable	$955	$(1,615)	$(1,793)
Earnings on cash value of life insurance	(531)	(506)	(483)
Increase (decrease) in net deferred loan fees and other assets	742	(600)	884
Increase (decrease) in accrued expenses and other liabilities	1,422	6,738	732

	$2,588	$4,017	$(660)

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$32,940	$34,848	$26,540
Cash payments for income and franchise taxes	3,836	1,914	3,861
Supplemental Disclosure of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$135	$481	$989
Loans receivable reclassified as held for sale	—	—	223
Office property reclassified as held for sale	—	—	153

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 21—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)

        The Company's condensed balance sheets as of June 30, 2008, and 2007 and related condensed statements of income and cash flows for each of the years in the three-year period ended June 30, 2008, are as follows:

Condensed Statement of Financial Condition

	2008	2007
Assets
Cash primarily with the Bank	$3,295	$2,727
Investments in subsidiaries	87,672	86,292
Securities available for sale	250	181
Other assets	1,300	1,483

	$92,517	$90,683

Liabilities
Subordinated debentures payable to trusts	$27,837	$27,837
Accrued expenses and other liabilities	477	576
Stockholders' equity	64,203	62,270

	$92,517	$90,683

Condensed Statements of Income

	2008	2007	2006
Dividends from subsidiaries	$5,206	$2,950	$1,500
Interest and other income	109	129	3,697
Expenses	(2,628)	(3,245)	(2,669)
Income tax benefit	819	1,034	(389)
Equity in undistributed income of subsidiaries	2,337	4,515	2,369

Net income	$5,843	$5,383	$4,508

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 21—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY) (Continued)

Condensed Statements of Cash Flows

	2008	2007	2006
Cash Flows From Operating Activities
Net income	$5,843	$5,383	$4,508
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization	141	317	34
(Gain) on sale of land	—	—	(3,557)
Equity in (earnings) of subsidiaries	(7,543)	(7,465)	(3,869)
Cash dividends received from subsidiaries	5,206	2,950	1,500
Increase (decrease) in other liabilities	(99)	362	(886)
Other, net	(109)	(21)	(281)

Net cash provided by (used in) operating activities	3,439	1,526	(2,551)

Cash Flows From Investing Activities
Purchase of securities available for sale	(69)	(116)	(28)
Proceeds from sale of land	—	—	4,863
Capital contribution to the Bank	—	—	(950)

Net cash provided by (used in) investment activities	(69)	(116)	3,885

Cash Flows From Financing Activities
Purchase of treasury stock	(1,730)	—	—
Cash dividends paid	(1,702)	(1,662)	(1,596)
Proceeds from issuance of common stock	630	904	2,052
Proceeds from issuance of subordinated debentures	5,000	10,000	—
Redemption of subordinated debentures	(5,000)	(10,000)	—
Payments of other borrowings	—	—	(705)
Payments of debt issue costs	—	(6)	(7)

Net cash provided by (used in) financing activities	(2,802)	(764)	(256)

Increase (decrease) in cash	568	646	1,078
Cash at beginning of period	2,727	2,081	1,003

Cash at end of period	$3,295	$2,727	$2,081

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008 AND 2007

(DOLLARS IN THOUSANDS, Except share data)

NOTE 22—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2008
Total interest income	$15,985	$16,085	$15,542	$15,562
Net interest income	6,668	6,996	7,695	8,517
Provision for losses on loans and leases	325	295	551	823
Net income	1,348	1,251	1,623	1,621
Basic earnings per share	$0.34	$0.32	$0.41	$0.41
Diluted earnings per share	0.33	0.31	0.40	0.40
Fiscal Year 2007
Total interest income	$15,078	$15,663	$15,360	$15,773
Net interest income	6,418	6,060	6,403	6,753
Provision for losses on loans and leases	291	461	34	412
Net income	1,097	2,111	1,034	1,141
Basic earnings per share	$0.28	$0.53	$0.26	$0.28
Diluted earnings per share	0.27	0.52	0.25	0.27

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2008, an evaluation was performed by the Company's management, including the Company's Chairman, President and Chief Executive Officer and the Company's Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company's Chairman, President and Chief Executive Officer and the Company's Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control over Financial Reporting

        Management's report on internal control over financial reporting is included in Part II, Item 8 "Financial Statements and Supplementary Data," and is furnished herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

        Information regarding Directors of the Company is incorporated by reference from the discussion under the heading "Information with Respect to Nominees and Continuing Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2008, a copy of which will be filed not later than 120 days after June 30, 2008 (the "2008 Proxy Statement").

Executive Officers

        Information regarding the executive officers of the Company is contained in Part I, Item 1 "Business" of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference herein.

Compliance with Section 16(a) of the Exchange Act

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2008 Proxy Statement.

Code of Ethics

        Information regarding the Company's Code of Conduct and Ethics is incorporated by reference from the discussion under the heading "Code of Conduct and Ethics" in the Company's 2008 Proxy Statement.

Director Nominations

        Information regarding material changes, if any, to the procedures by which the Company's stockholders may recommend nominees to the Company's Board of Directors is incorporated by reference from the discussion under the heading "Director Nominations" in the Company's 2008 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

        Information regarding the Company's Audit Committee and Audit Committee Financial Expert, is incorporated by reference from the discussion under the heading "Meetings of the Board of Directors, Compensation of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2008 Proxy Statement.

Item 11.    Executive Compensation

        Information concerning executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the heading "Compensation, Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," "Director Compensation" and "Personnel, Compensation And Benefits Committee Interlocks and Insider Participation" in the Company's 2008 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information on the securities authorized for issuance under the Company's equity compensation plans is contained in Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Form 10-K, and is incorporated by reference herein.

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2008 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the heading "Certain Transactions" and "Policy on Review and Approval of Transactions with Related Persons" in the Company's 2008 Proxy Statement.

        Information concerning director independence is incorporated by reference from the discussion under the heading "Meetings of the Board of Directors, Compensation of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2008 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        Information concerning the fees for professional services rendered by the Company's registered public accounting firm is incorporated by reference from the discussion under the heading "Report of the Audit Committee" in the Company's 2008 Proxy Statement.

        Information concerning the pre-approval policies and procedures of the Company's Audit Committee is incorporated by reference from the discussion under the heading "Audit Committee Pre-Approval Policies" in the Company's 2008 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are as part of this Form 10-K:

(1)
Consolidated Financial Statements:

    Report of Independent Registered Public Accounting Firm

    Consolidated Statements of Financial Condition at June 30, 2008 and 2007

    Consolidated Statements of Income for the years ended June 30, 2008, 2007 and 2006

    Consolidated Statements of Stockholders' Equity for the years ended June 30, 2008, 2007 and 2006

    Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006

    Notes to Consolidated Financial Statements

  (2)
  All financial statement schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

  (3)
  Exhibits

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007).
3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 from the Company's Current Report on Form 8-K dated December 6, 2007, and filed with the SEC on December 7, 2007).
10.1
Guarantee Agreement dated July 11, 2002, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.2
Indenture Agreement dated July 11, 2002, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.3
Guarantee Agreement dated December 19, 2002, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.4
Indenture Agreement dated December 19, 2002, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

Exhibit No.	Identification of Exhibit
10.5	Guarantee Agreement dated September 25, 2003, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.6
Indenture Agreement dated September 25, 2003, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.7
Guarantee Agreement dated December 7, 2006, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).
10.8
Indenture Agreement dated December 7, 2006, by and between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).
10.9
Letter Agreement dated June 3, 2003, between HF Financial Corp. and First Tennessee Bank, NA (incorporated herein by reference to Exhibit 10.20 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003).
10.10*	Letter Agreement dated June 26, 2008, between HF Financial Corp. and First Tennessee Bank, NA.
10.11#	HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to the exhibits from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1993).
10.12#
Amendment to the HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997).
10.13#	HF Financial Corp. 1996 Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.7 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997).
10.14#

HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 15, 2002).
10.15#
Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Appreciation Rights Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 13, 2006, and filed with the SEC on September 19, 2006).
10.16#
Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on October 6, 2006).
10.17#
Home Federal Bank Short-Term Incentive Plan, as amended and restated effective July 2, 2007 (incorporated herein by reference to Exhibit 10.5 from the Company's Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).
10.18#
Home Federal Bank Fourth Amended and Restated Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 from the Company's Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).

Exhibit No.	Identification of Exhibit
10.19#	Employment Agreement by and between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).
10.20#
Change-in-Control Agreement by and between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).
10.21#
Form of Employment Agreement by and between Home Federal Bank and each of Darrel L. Posegate, David A. Brown, and Natalie A. Solberg (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).
10.22#
Form of Change-in-Control Agreement by and between Home Federal Bank and each of Darrel L. Posegate, David A. Brown and Natalie A. Solberg (incorporated herein by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).
10.23#
Form of Employment Agreement by and between Home Federal Bank and each of Brent R. Olthoff, Mary F. Hitzemann, and Michael Westberg (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).
10.24#
Form of Change-in-Control Agreement by and between Home Federal Bank and each of Brent R. Olthoff, Mary F. Hitzemann, and Michael Westberg (incorporated herein by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated July 2, 2007, and filed with the SEC on July 9, 2007).
10.25#
Form of Employment Agreement by and between Home Federal Bank and Jon M. Gadberry (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated July 2, 2007 and filed with the SEC on July 9, 2007).
10.26#
Form of Change-in-Control Agreement by and between Home Federal Bank and Jon M. Gadberry (incorporated herein by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated July 2, 2007 and filed with the SEC on July 9, 2007).
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Accounting Firm.
31.1*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement required to be filed.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF FINANCIAL CORP.
Date: September 26, 2008	By	/s/ CURTIS L. HAGE Curtis L. Hage, Chairman, President and Chief Executive Officer (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ CURTIS L. HAGE Curtis L. Hage, Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)	/s/ DARREL L. POSEGATE Darrel L. Posegate, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: September 26, 2008	Date: September 26, 2008
/s/ THOMAS L. VAN WYHE Thomas L. Van Wyhe, Director	/s/ ROBERT L. HANSON Robert L. Hanson, Director
Date: September 26, 2008	Date: September 26, 2008
/s/ CURTIS J. BERNARD Curtis J. Bernard, Director	/s/ WILLIAM G. PEDERSON William G. Pederson, Director
Date: September 26, 2008	Date: September 26, 2008
/s/ CHARLES T. DAY Charles T. Day, Director	/s/ CHRISTINE E. HAMILTON Christine E. Hamilton, Director
Date: September 26, 2008	Date: September 26, 2008

 Index of Attached Exhibits

Exhibit Number
10.10	Letter Agreement dated June 26, 2008, between HF Financial Corp. and First Tennessee Bank, NA
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG HF FINANCIAL CORP. NASDAQ MARKET INDEX AND NASDAQ BANK INDEX
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
FAS 114 Impaired Loan Summary
  Item 8. Financial Statements and Supplementary Data
TABLE OF CONTENTS
HF FINANCIAL CORP. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION JUNE 30, 2008 AND 2007 (DOLLARS IN THOUSANDS, except share data)
HF FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED JUNE 30, 2008, 2007 AND 2006 (DOLLARS IN THOUSANDS, except share data)
HF FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED JUNE 30, 2008, 2007 AND 2006 (DOLLARS IN THOUSANDS, except share data)
HF FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 AND 2007 (DOLLARS IN THOUSANDS, Except share data)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
PART III
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Index of Attached Exhibits