Form 10-Q
period 2008-09-30
HF FINANCIAL CORP
filed 2008-11-14
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of November 7, 2008, there were 4,021,367 shares of the Registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$18,819	$21,170
Securities available for sale	225,695	225,004
Federal Home Loan Bank stock	12,098	11,245
Loans held for sale	13,371	8,796
Loans and leases receivable	802,088	783,710
Allowance for loan and lease losses	(6,183)	(5,933)
Net loans and leases receivable	795,905	777,777

Accrued interest receivable	8,816	7,540
Office properties and equipment, net of accumulated depreciation	15,008	14,849
Foreclosed real estate and other properties	599	643
Cash value of life insurance	14,188	14,050
Servicing rights	11,426	11,189
Goodwill, net	4,951	4,951
Other assets	7,208	6,280
Total assets	$1,128,084	$1,103,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$765,022	$784,237
Advances from Federal Home Loan Bank and other borrowings	237,267	198,454
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	16,742	10,795
Accrued expenses and other liabilities	15,403	17,968
Total liabilities	1,062,271	1,039,291

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 6,069,120 and 6,035,447 shares issued at September 30, 2008 and June 30, 2008, respectively	61	60
Common stock subscribed for but not issued	—	95
Additional paid-in capital	22,513	21,905
Retained earnings, substantially restricted	77,569	76,041
Accumulated other comprehensive (loss), net of related deferred tax effect	(3,433)	(3,001)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at September 30, 2008 and June 30, 2008, respectively	(30,897)	(30,897)
Total stockholders’ equity	65,813	64,203
Total liabilities and stockholders’ equity	$1,128,084	$1,103,494

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, except share data)

(Unaudited)

	Three Months Ended September 30,
	2008	2007

Interest, dividend and loan fee income:
Loans and leases receivable	$13,018	$14,120
Investment securities and interest-earning deposits	2,813	1,865
	15,831	15,985
Interest expense:
Deposits	4,577	7,498
Advances from Federal Home Loan Bank and other borrowings	2,565	1,819
	7,142	9,317
Net interest income	8,689	6,668

Provision for losses on loans and leases	387	325

Net interest income after provision for losses on loans and leases	8,302	6,343

Noninterest income:
Fees on deposits	1,551	1,413
Loan servicing income	557	505
Gain on sale of loans, net	251	259
Trust income	222	249
Gain on sale of securities, net	80	—
Other	388	389
	3,049	2,815
Noninterest expense:
Compensation and employee benefits	5,121	4,443
Occupancy and equipment	977	937
Check and data processing expense	622	613
Marketing	338	263
Foreclosed real estate and other properties, net	117	43
Other	1,228	845
	8,403	7,144

Income before income taxes	2,948	2,014

Income tax expense	973	667
Net income	$1,975	$1,347

Comprehensive income	$1,543	$2,064
Cash dividends declared per share	$0.1125	$0.1075

Earnings per share:
Basic	$0.50	$0.34
Diluted	$0.49	$0.33

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$1,975	$1,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Provision for losses on loans and leases	387	325
Depreciation	392	415
Amortization of discounts and premiums on securities and other	284	505
Stock based compensation	125	108
Net change in loans held for resale	(4,324)	1,163
(Gain) on sale of loans, net	(251)	(259)
Realized (gain) on sale of securities, net	(80)	—
Losses and provision for losses on sales of foreclosed real estate and other properties, net	2	2
Change in other assets and liabilities	(4,763)	(1,025)
Net cash provided by (used in) operating activities	(6,253)	2,581

Cash flows from investing activities
Loan participations purchased	(804)	(500)
Net change in loans outstanding	(17,812)	(5,361)
Securities available for sale:
Sales and maturities and repayments	21,095	9,451
Purchases	(22,304)	(20,770)
Purchase of Federal Home Loan Bank stock	(2,352)	(2,220)
Redemption of Federal Home Loan Bank stock	1,499	402
Purchase of office properties and equipment	(551)	(543)
Purchase of servicing rights	(466)	(550)
Proceeds from sale of foreclosed real estate and other properties, net	15	132
Net cash (used in) investing activities	(21,680)	(19,959)

Cash flows from financing activities
Net (decrease) in deposit accounts	(19,215)	(43,504)
Proceeds of advances from Federal Home Loan Bank and other borrowings	698,178	311,767
Payments on advances from Federal Home Loan Bank and other borrowings	(659,365)	(259,147)
Proceeds from issuance of subordinated debentures	—	5,000
Redemption of subordinated debentures	—	(5,000)
Increase in advances by borrowers	5,947	4,085
Purchase of treasury stock	—	(1,148)
Proceeds from issuance of common stock	484	353
Cash dividends paid	(447)	(422)
Net cash provided by financing activities	25,582	11,984

(Decrease) in cash and cash equivalents	(2,351)	(5,394)

Cash and cash equivalents
Beginning	21,170	22,476
Ending	$18,819	$17,082

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$8,063	$9,282
Cash payments for income and franchise taxes, net	152	364

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended September 30, 2008 and 2007

(Unaudited)

NOTE 1.                                                 SELECTED ACCOUNTING POLICIES

Basis of presentation:

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited.  However, in the opinion of management, adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for the interim periods have been included.  Results for any interim period are not necessarily indicative of results to be expected for the fiscal year.  Interim consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (“Fiscal 2008”), filed with the Securities and Exchange Commission.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the industry.

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Capital”), Hometown Insurors, Inc. (“Hometown”), Home Federal Securitization Corp. (“HFSC”), Mid-America Service Corporation and PMD, Inc.  The interim consolidated financial statements reflect the deconsolidation of the wholly-owned subsidiary trusts of the Company: HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”), HF Financial Capital Trust V (“Trust V”) and HF Financial Capital Trust VI (“Trust VI”). See Note 10 of “Notes to Consolidated Financial Statements.”  All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2.                                                 REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at September 30, 2008:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$56,275	5.00%
Actual	87,335	7.76
Excess over required	31,060	2.76

Risk-based capital (to risk-weighted assets):
Required	$86,919	10.00%
Actual	93,265	10.76
Excess over required	6,595	0.76

NOTE 3.                                                 EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. The weighted average number of basic common shares outstanding for the three months ended September 30, 2008 and 2007 was 3,972,055 and 4,002,458, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended September 30, 2008 and 2007 was 4,004,126 and 4,067,075, respectively.

NOTE 4.                                                 INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$6,402	$202	$—	$6,604
Federal Home Loan Bank	3,947	67	—	4,014
Municipal bonds	12,932	44	(399)	12,577
Trust preferred securities	12,373	—	(2,874)	9,499
	35,654	313	(3,273)	32,694

Equity securities:
FNMA-common	8	—	(8)	—
Farmer Mac-common	7	—	(5)	2
Other investments	253	—	—	253
	268	—	(13)	255

Mortgage-backed securities	193,773	605	(1,632)	192,746
	$229,695	$918	$(4,918)	$225,695

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$12,103	$75	$(1)	$12,177
Federal Home Loan Bank	17,450	147	—	17,597
Municipal bonds	8,019	14	(123)	7,910
Trust preferred securities	10,302	—	(126)	10,176
	47,874	236	(250)	47,860

Equity securities:
FNMA-common	8	16	—	24
Farmer Mac-common	7	4	—	11
Other investments	199	—	—	199
	214	20	—	234

Mortgage-backed securities	107,665	248	(1,307)	106,606
	$155,753	$504	$(1,557)	$154,700

The following table presents the fair value and age of gross unrealized losses by investment category at September 30, 2008, in accordance with FASB Staff Position (“FSP”) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
Municipal bonds	$6,507	$(286)	$1,102	$(113)	$7,609	$(399)
Trust preferred securities	7,943	(2,412)	1,556	(462)	9,499	(2,874)
	14,450	(2,698)	2,658	(575)	17,108	(3,273)
Equity securities:
FNMA-common	—	(8)	—	—	—	(8)
Farmer Mac-common	2	(5)	—	—	2	(5)
	2	(13)	—	—	2	(13)
Mortgage-backed securities	108,659	(945)	29,512	(687)	138,171	(1,632)
	$123,111	$(3,656)	$32,170	$(1,262)	$155,281	$(4,918)

Management does not believe any individual unrealized losses as of September 30, 2008, represent an other-than-temporary impairment.  The Company has the ability and intent to hold those investments until a recovery of fair value.

The unrealized losses reported for municipal bonds relate to 44 municipal general obligation or revenue bonds.  The unrealized losses are primarily caused by market interest rate increases since the securities were originally acquired, rather than due to credit or other causes.

The unrealized losses reported for mortgage-backed securities relate to 92 securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses in total are primarily attributable to changes in interest rates and the contractual cashflows of those investments which are guaranteed by an agency of the U.S. government.  Mortgage-backed securities also include one “private-label” collateralized mortgage obligation which has maintained its AAA rating as of September 30, 2008.

The unrealized losses reported for trust preferred securities are attributable to six rated pooled securities.  There has been one rating downgrade change regarding these investments during the current fiscal year.  The investment grade securities have an amortized cost of $5.7 million rated AA, $2.7 million rated A and $4.0 million rated BBB.  The market for these securities is currently inactive.  Based upon information available at financial statement date, management believes that it is probable that all amounts due according to contractual terms will be collected.  Within this segment, five securities with amortized cost of $10.4 million are quarterly variable-rate securities tied to 3-month LIBOR.

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

Three Months Ended September 30, 2008	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$9,118	$(429)	$8,689
Provision for losses on loans and leases	(387)	—	(387)
Noninterest income	2,931	118	3,049
Intersegment noninterest income	(38)	(22)	(60)
Noninterest expense	(8,050)	(353)	(8,403)
Intersegment noninterest expense	—	60	60
Income (loss) before income taxes	$3,574	$(626)	$2,948

Total assets at September 30, 2008	$1,122,049	$6,035	$1,128,084

Three Months Ended September 30, 2007	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$7,294	$(626)	$6,668
Provision for losses on loans and leases	(325)	–	(325)
Noninterest income	2,769	46	2,815
Intersegment noninterest income	(32)	(12)	(44)
Noninterest expense	(6,905)	(239)	(7,144)
Intersegment noninterest expense	—	44	44
Income (loss) before income taxes	$2,801	$(787)	$2,014

Total assets at September 30, 2007	$1,013,252	$2,524	$1,015,776

NOTE 6.                                                 FAIR VALUE MEASUREMENT

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company has not applied the provisions of this statement to non-financial assets and liabilities such as real estate owned, repossessed assets and equipment held for sale.  SFAS 157 defines fair value and establishes a consistent framework for measuring fair value under GAAP and expands disclosure requirements for fair value measurements.  Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The table below presents the Company’s balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at September 30, 2008.

	September 30, 2008
	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in Thousands)

Securities available for sale	$2	$216,194	$9,499	$225,695
Interest rate swaps	—	(153)	—	(153)

The Company used the following methods and significant assumptions to estimate the fair value of items:

Securities available for sale: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company outsources valuation primarily to a third party provider which utilizes several sources for valuing fixed-income securities.  The primary source for valuation is the Interactive Data Corporation (“IDC”). IDC’s evaluations are based on market data.  IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.  As further valuation sources, the third party provider uses a proprietary valuation Matrices model and capital markets trading staff.  The Matrices model is used for valuing municipals. The model includes a separate curve structure for Bank-Qualified municipals. The grouping of municipals is further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves.  The securities shown in Level 3 relate to trust preferred securities which are currently part of an inactive market, whereby management utilized discounted cash flow methodologies and benchmark indices to determine fair values.

Interest Rate Swaps:  The fair values of interest rate swaps relate to cash flow hedges of trust preferred debt securities issued by the Company.  The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves, and include the value associated with counterparty credit risk.

The following table reconciles the beginning and ending balances of the assets or liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs.

	September 30, 2008
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
	Securities
	Available	Interest Rate
	for Sale	Swaps

Beginning balance, June 30, 2008	$—	$—
Total realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive loss	—	—
Purchases, issuances, (paydowns) and (sales)	1	—
Transfers into or (out) of Level 3	9,498	—
Ending balance	$9,499	$—

The table below presents the Company’s balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at September 30, 2008.

September 30, 2008
	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in Thousands)

Impaired loans	$—	$427	$—	$427

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans.  Collateral is primarily real estate and its fair value is generally determined based on real estate appraisals or other evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Impaired loans that are collateral dependent are written down to their fair value, less costs to sell, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual nonaccrual loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.

NOTE 7.                                                 DEFINED BENEFIT PLAN

The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours of service in a plan year.  The benefits are based on 6% of each eligible participant’s annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year Treasury note rates.  The Company’s funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time.  The Company has adopted all plan provisions required by the Pension Protection Act of 2006.  These provisions are effective with the plan year beginning July 1, 2008.  Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended
	September 30,
	2008	2007

Service cost	$118,602	$111,830
Interest cost	119,983	109,260
Amortization of prior losses	15,499	—
Expected return on plan assets	(114,027)	(121,791)
Total costs recognized in expense	$140,057	$99,299

The Company previously disclosed in its consolidated financial statements for Fiscal 2008, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2008, that it contributed $532,000 to fund its qualified pension plan.  During the first quarter of the fiscal year ending June 30, 2009 (“Fiscal 2009”), the Company did not make a contribution to fund its qualified pension plan, but anticipates a contribution will be made in the second quarter of Fiscal 2009.

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

Reported below is a summary of net healthcare costs by quarter during Fiscal 2009 and Fiscal 2008:

	Fiscal Years Ended June 30,
	2009	2008
	(Dollars in Thousands)

Quarter ended September 30	$358	$221
Quarter ended December 31	—	409
Quarter ended March 31	—	328
Quarter ended June 30	—	524
Net healthcare costs	$358	$1,482

NOTE 9.                                                 STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used for grants in the three months ended September 30, 2008 and 2007:

	For the Three Months Ended
	September 30,
	2008	2007

Expected volatility	19.00%	22.00%
Expected dividend yield	3.06%	2.61%
Risk-free interest rate	2.87%	4.10%
Expected term (in years)	5	4

Stock option activity for the three months ended September 30, are as follows:

	2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Beginning balance, July 1	203,554	$12.48
Granted	—	—
Forfeited	(4,232)	16.86
Exercised	(25,887)	13.00

Ending balance	173,435	$12.30	4.44	$401

Vested and exercisable	173,435	$12.30	4.44	$401

Stock appreciation rights activity for the three months ended September 30, are as follows:

	2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value

Beginning balance, July 1	44,622	$16.06
Granted	47,051	14.71
Forfeited	(1,985)	16.06
Exercised	—	—

Ending balance	89,688	$15.35	9.29	$—

Vested and exercisable	14,932	$16.04	8.39	$—

The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $41,000 and $18,000, respectively.  Cash received from the exercise of options for the three months ended September 30, 2008, and 2007 was $337,000 and $108,000, respectively.  The tax benefit realized for the tax deductions from cashless option exercises totaled $1,000 and $3,000 for the three months ended September 30, 2008, and 2007, respectively.  The weighted-average grant date fair value of stock appreciation rights (SARs) granted during the three months ended September 30, 2008, and 2007 was $2.06 and $2.84, respectively.  The total unrecognized compensation cost related to nonvested SARs awards at September 30, 2008, and 2007 was $191,000 and $129,000, respectively.  The cost is expected to be recognized over a weighted-average period of 37 months.

Nonvested share activity for the three months ended September 30 follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested Balance, beginning	121,746	$16.57	144,711	$16.10
Granted	9,091	14.71	13,304	16.98
Vested	(48,455)	16.44	(29,501)	14.72
Forfeited	(1,305)	16.95	—	—

Nonvested Balance, ending	81,077	$16.43	128,514	$16.51

Pretax compensation expense recognized for nonvested shares for the three months ended September 30, 2008, and 2007 was $115,000 and $111,000, respectively.  The tax benefit for the three months ended September 30, 2008, and 2007 was $39,000 and $35,000, respectively.  As of September 30, 2008, there was $885,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 25 months.  The total fair value of shares vested during the three months ended September 30, 2008, and 2007 was $797,000 and $329,000, respectively.

In association with the 2002 Option Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the first quarter of Fiscal 2009, no shares of nonvested stock were awarded.

Nonvested shares vest on the first anniversary of the date of grant.  For the three months ended September 30, 2008 and 2007, amortization expense was recorded in the amounts of $51,000 and $35,000, respectively.

These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2008, under Note 16 of “Notes to Consolidated Financial Statements.”

NOTE 10.                                          SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

On July 5, 2007, the Company issued 5,000 shares totaling $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust VI.  Trust VI was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company.  These subordinated debentures constitute the sole asset of Trust VI.  The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 1.65%, adjusted quarterly.  Refer to Note 10 in regards to the interest rate swap agreement, which converted the variable-rate Trust Preferred VI security into a fixed-rate security for a term of five years.  The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 1, 2037.  At the end of the deferral period, all accumulated and unpaid distributions must be paid.  The capital securities must be redeemed on October 1, 2037; however, the Company has the option to shorten the maturity date to a date not earlier than October 1, 2012.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

On July 7, 2007, the Company exercised its option to redeem $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust II.

NOTE 11.                                          INTEREST RATE CONTRACTS

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

During the first quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%. This rate swap is designated as a cash flow hedge. The fair value of the derivative was a $250,000 loss at September 30, 2008.

During the fourth quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $7.0 million notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 6.19%. This rate swap is designated as a cash flow hedge. The fair value of the derivative was a $48,000 gain at September 30, 2008.

During the first quarter of fiscal 2009, the Company entered into an interest rate swap agreement with a $3.0 million notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%.  The Company also entered into an interest rate swap agreement with a $2.0 million notional amount to convert the remaining portion of variable rate Trust Preferred III security into a fixed rate instrument for a term of four years at a fixed rate of 6.91%.  These rate swaps are designated as cash flow hedges.  The fair value of the $3.0 million notional amount derivative was a $26,000 gain, while the fair value of the $2.0 million notional amount derivative was a $23,000 gain at September 30, 2008.

No gain or loss was recognized in earnings for the three months ended September 30, 2008, and 2007 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of September 30, 2008, are expected to be reclassified into earnings during the fiscal year.

NOTE 12.                                          OTHER COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income.  Other comprehensive income refers to revenues, expenses and gains and losses under accounting principles generally accepted in the United States of America (“GAAP”) which are recorded as an element of shareholders’ equity but are excluded from net income.  The components of total comprehensive income follow:

	Three Months Ended
	September 30,
	2008	2007
	(Dollars in Thousands)

Net income	$1,975	$1,347
Other comprehensive income (loss), net of tax:
Securities available for sale:
Net unrealized gains (losses)	(664)	785
Income tax benefit (expense)	253	(34)

Other comprehensive income (loss) on securities available for sale	(411)	751

Defined benefit plan:
Net unrealized (loss)	—	—
Income tax benefit	—	—

Other comprehensive (loss) on defined benefit plan	—	—

Derivatives and hedging activities:
Net unrealized (losses)	(32)	(60)
Income tax benefit	11	26

Other comprehensive (loss) on derivatives and hedging activities	(21)	(34)

Total other comprehensive income (loss)	(432)	717

Other comprehensive income	$1,543	$2,064

	September 30,
	2008	2007
	(Dollars in Thousands)
Cumulative other comprehensive (loss) balances were:

Unrealized loss on securities available for sale, net of related tax effect of $1,521 and $826	$(2,479)	$(653)
Unrealized loss on defined benefit plan, net of related tax effect of $523 and $60	(853)	(98)
Unrealized loss on derivatives and hedging activities, net of related tax effect of $52 and $26	(101)	(34)

	$(3,433)	$(785)

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

Forward-looking statements about the Company’s expected financial results and other plans are subject to certain risks, uncertainties and assumptions.  These include, but are not limited to, the risks discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for Fiscal 2008 and the following: possible legislative changes and adverse economic, business and competitive conditions and developments (such as shrinking interest margins and continued short-term rate environments); deposit outflows; reduced demand for financial services and loan products; changes in accounting policies or guidelines, or in monetary and fiscal policies of the federal government; changes in credit and other risks posed by the Company’s loan and lease portfolios; the ability or inability of the Company to manage interest rate and other risks; unexpected, continuing or excessive claims against the Company’s self-insured health plan; the Company’s use of trust preferred securities; the ability or inability of the Company to successfully enter into a definitive agreement for and close anticipated transactions; technological, computer-related or operational difficulties; adverse changes in securities markets; results of litigation; or other significant uncertainties.

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

Executive Summary

The Company’s net income for the first quarter of Fiscal 2009 was $2.0 million, or $0.49 in diluted earnings per share, compared to $1.3 million, or $0.33 in diluted earnings per share, for the first quarter of Fiscal 2008.  Return on average equity was 12.12% at September 30, 2008 compared to 8.61% at September 30, 2007.

The net interest margin on a fully taxable equivalent basis for the three months ended September 30, 2008 was 3.35%, compared to 2.92% for the same period a year ago, an increase of 43 basis points.  The increase over the same period last year is primarily attributable to lower costs on liabilities and a higher volume of earning assets.  During the first quarter of Fiscal 2008, there was $125,000 expense of unamortized debt issue costs related to the early redemption of the Trust II Trust Preferred Securities, causing a decrease of four basis points to the net interest margin.

Net interest income for the first three months of Fiscal 2009 was $8.7 million, an increase of $2.0 million, or 30.3%, over the same period a year ago.  For the three months ended September 30, 2008, average interest-earning assets and average interest-bearing liabilities increased 13.0% and 14.2%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 5.99% in the first three months of Fiscal 2009, compared to 6.86% a year ago, a decrease of 87 basis points.  For the same period, cost of funds decreased to 3.01%, compared to 4.49%, a decrease of 148 basis points.

Net interest margin ratio may vary due to many factors, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.  On September 18, 2007 the Federal Reserve decreased the Fed Funds Target Rate by 50 basis points, the first decrease in short-term interest rates since June 25, 2003.  This action was followed by further Fed Funds rate cuts of 275 basis points through the remainder of Fiscal 2008.

The Company had previously issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings.  Interest expense on the $27.8 million of trust preferred securities outstanding decreased to $421,000 for the three months ended September 30, 2008, compared to $665,000 for the same period a year ago, a decrease of $244,000 or 36.7%.  This decrease is due in part to the expense of $125,000 unamortized debt issue costs related to the early redemption of the Trust II Trust Preferred Securities in the first quarter of Fiscal 2008.  The average rate paid on these securities decreased 300 basis points, from 9.50% at September 30, 2007 to 6.50% at September 30, 2008.

The allowance for loan and lease losses increased to $6.2 million at September 30, 2008, compared to $5.5 million at September 30, 2007, an increase of $690,000 or 12.6%.  The ratio of allowance for loan and lease losses to total loans and leases was 0.76% as of September 30, 2008 compared to 0.70% at September 30, 2007.  Total nonperforming assets at September 30, 2008 were $3.6 million as compared to $3.6 million a year ago, a decrease of $14,000 or 0.4%.  The ratio of nonperforming assets to total assets decreased to 0.32% at September 30, 2008, compared to 0.36% at September 30, 2007.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

The Company made a strategic decision during the first quarter of Fiscal 2008 to stop originating indirect automobile loans, and to continue to service the existing portfolio.  As of September 30, 2008, the Consumer Indirect loan portfolio balance was $37.4 million, a decrease of $6.9 million from June 30, 2008.  The Company entered this line of business in the 1990’s as part of an interest rate risk reduction strategy, as well as for further diversification of the balance sheet.

As of September 30, 2008, the Company continued to record a receivable in the amount of $223,000 from the sale of certain loan participation interests in December 2005.  The balance of this receivable represents the remaining amount the Company expects to be paid on the receivable and the Company has requested such payment from the lead bank.   In addition, on June 26, 2006, the Company filed a $3.8 million lawsuit against this lead bank for their role in this participation loan, alleging fraud, breach of fiduciary duty, conspiracy, and negligent misrepresentation.  See Part 1, Item 3 “Legal Proceedings” of the Fiscal 2008 Form 10-K.  Subsequent to the end of the quarter ended September 30, 2008 and referenced in the 8K filed October 27, 2008, the lawsuit was settled for $2.75 million inclusive of the remaining amount of receivables from certain loan participation interests in the amount of $223,000.  The settlement amount, less attorney fees of $292,000, will be recorded as other non-interest income for the second quarter of Fiscal 2009.  See Part II, Item 1 “Legal Proceedings” of this Form 10-Q for more details.

Total deposits at September 30, 2008 were $765.0 million, a decrease of $19.2 million, or 2.5%, from June 30, 2008.  In-market deposits decreased from $757.0 million at June 30, 2008 to $729.9 million at September 30, 2008, a decrease of $27.1 million, or 3.6%.  For the same period, out-of-market deposits increased from $27.3 million to $35.1 million, or 28.6%.  Public funds have decreased, from $156.3 million at June 30, 2008 to $126.6 million at September 30, 2008.  This decline of $29.7 million is due to typical seasonal fluctuations with the expectation that the second quarter of Fiscal 2009 balance will increase from the first quarter.  Interest expense on deposits was $4.6 million for the three months ended September 30, 2008, a decrease of $2.9 million, or 39.0%, over the same period a year ago.  The primary factors affecting interest expense on deposits was the decrease in the average rates paid from the three month period ended September 30, 2007 compared to the three month period ended September 30, 2008.  Checking and money market deposits decreased from 3.59% to 1.38%, savings deposits decreased from 2.98% to 1.47%, and certificates of deposits decreased from 4.93% to 3.76% during this timeframe.

On July 28, 2008, the Company announced an increase in its quarterly cash dividend, from 10.75 cents per share to 11.25 cents per share, resulting in an annualized increase of 4.7%.  On October 27, 2008, the Company declared a quarterly cash dividend payable of 11.25 cents per share on November 13, 2008 for shareholders of record November 6, 2008.

The total risk-based capital ratio of 10.76% at September 30, 2008 is slightly below the 10.83% at June 30, 2008, with a decrease of seven basis points.  This continues to place the Bank in the “well capitalized” category within OTS regulation at September 30, 2008 and is consistent with the “well capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

On September 30, 2008, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2008 could be acquired through April 30, 2009.  The Company did not utilized its stock buyback program during the first quarter of Fiscal 2009, but is authorized to repurchase an additional 388,794 shares of common stock through April 30, 2009.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for more details.

Non-interest income was $3.0 million for the quarter ended September 30, 2008 compared to $2.8 million at September 30, 2007, an increase of $234,000 or 8.3%.  The primary factors affecting non-interest income were increases of $52,000 in loan servicing income, $138,000 in fees on deposits and $80,000 in gain on sale of securities, net.

Non-interest expense was $8.4 million for the quarter ended September 30, 2008 compared to $7.1 million at September 30, 2007, an increase of $1.3 million or 17.6%.  Compensation and employee benefit expense increased $678,000 primarily due to increases in regular employee compensation of $244,000, variable pay relating to employee incentives of $270,000, net healthcare costs of $137,000, and recruiting expense of $41,000.  Marketing increased $75,000, primarily due to increased promotional activity.  Foreclosed real estate and other properties, net, increased $74,000 due to the increased activity in repossessed equipment.  Other expense increased $385,000 primarily due to increases in federal deposit insurance premiums, audit and regulatory exams, and legal expenses of $118,000, $62,000, and $150,000, respectively.  Previously, the Company had credits to offset federal deposit insurance premiums.  In the first quarter of Fiscal 2009, these credits expired causing the expense to increase.  No future credits exist to offset this cost in the future.  Audit and regulatory exams expenses increased due to increased requirements and procedures.  Legal costs increased due in part to a lawsuit, which was settled subsequent to September 30, 2008.  See Part II, Item 1 “Legal Proceedings” of this Form 10-Q.

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

Financial Condition Data

At September 30, 2008, the Company had total assets of $1.1 billion, an increase of $24.2 million from the level at June 30, 2008.  The increase in assets was due primarily to increases in net loans and leases receivable of $18.1 million and loans held for sale of $4.6 million.  These increases were partially offset by a decrease in cash and cash equivalents of $2.4 million.  The increase in liabilities of $23.0 million from June 30, 2008 to September 30, 2008 was primarily due to increases in advances from the FHLB and other borrowings of $38.8 million, non-public funds deposits of $10.5 million, and advances by borrowers for taxes and insurance of $5.9 million.  These increases were somewhat offset by a decrease in public funds deposits of $29.7 million and a decrease in accrued expenses and other liabilities of $2.6 million.  In addition, stockholders’ equity increased $1.6 million to $65.8 million at September 30, 2008 from $64.2 million at June 30, 2008, primarily due to net income of $2.0 million and partially offset by an increase in unrealized losses on securities available for sale, net of income tax benefit of $411,000.

The increase in net loans and leases receivable of $18.1 million at September 30, 2008 as compared to June 30, 2008, was primarily the result of increases in agricultural loans of $15.8 million to $176.0 million, increases in commercial business and real estate of $4.1 million to $307.6 million, increases of consumer direct loans of $3.8 million to $109.6 million and an increase in construction and development loans of $3.6 million to $9.4 million.  These increases were partially offset by decreases in one-to four-family loans of $2.3 million to $97.7 million and decreases in consumer indirect loans of $6.9 million to $37.4 million at September 30, 2008 as compared to June 30, 2008.  Loans held for sale increased by $4.6 million at September 30, 2008, as compared to June 30, 2008, due primarily to seasonal fluctuation of single family and student loan activity.

Cash and cash equivalents decreased $2.4 million at September 30, 2008 as compared to June 30, 2008.  See the Consolidated Statement of Cash Flows for an in-depth analysis in the change in cash and cash equivalents for the three months ended September 30, 2008.

Advances from the FHLB and other borrowings increased $38.8 million to $237.3 million. The overall increase in FHLB borrowings was primarily the result of an increase in loans and leases receivable, the increase in loans held for sale, and the decrease in public fund deposits.  These outflows were somewhat offset by the increase in non-public funds.

The $19.2 million decrease in deposits was due to decreases in public funds of $29.7 million which are categorized in multiple types of deposits.  The reduction of public funds in the first quarter of Fiscal 2009 is a seasonal trend that is affected primarily by the collection of property taxes and payment to the school systems’ general funds.  During the second quarter Fiscal 2009, the Company expects to see an increase in these public funds deposits with the disbursement of property taxes expected in November 2008.  Conversely, non-public funds increased $10.5 million to somewhat offset these reduced deposits in the first quarter.  Certificates of deposit increased by $25.3 million to $378.6 million at September 30, 2008.  In-market certificates of deposit accounted for $17.5 million of the increase while out-of-market certificates of deposit increased $7.8 million at September 30, 2008 as compared to June 30, 2008.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

Loan and Lease Portfolio Composition

	At September 30, 2008		At June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$97,713	12.18%	$99,989	12.76%
Commercial business and real estate (2) (3)	307,553	38.34%	303,415	38.72%
Multi-family real estate	44,854	5.59%	45,093	5.75%
Equipment finance leases	19,592	2.44%	19,288	2.46%
Consumer direct (4)	109,556	13.66%	105,719	13.49%
Consumer indirect (5)	37,418	4.67%	44,294	5.65%
Agricultural	176,042	21.95%	160,267	20.45%
Construction and development	9,360	1.17%	5,645	0.72%
Total loans and leases receivable (6)	$802,088	100.00%	$783,710	100.00%

(1) Excludes $10,311 and $7,958 loans held for sale at September 30, 2008 and June 30, 2008, respectively.

(2) Includes $3,012 and $3,012 tax exempt leases at September 30, 2008 and June 30, 2008, respectively.

(3) Excludes $223 commercial loans held for sale at September 30, 2008 and June 30, 2008.

(4) Excludes $2,837 and $614 student loans held for sale at September 30, 2008 and June 30, 2008, respectively.

(5) The Company announced Consumer Indirect originations ceased during the first quarter of Fiscal 2008.

(6) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

Deposit Composition

	At September 30, 2008		At June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$76,844	10.04%	$90,598	11.55%
Interest bearing checking accounts	81,366	10.64%	90,125	11.49%
Money market accounts	165,409	21.62%	171,689	21.89%
Savings accounts	62,849	8.21%	78,575	10.02%
In-market certificates of deposit	343,474	44.90%	325,995	41.57%
Out-of-market certificates of deposit	35,080	4.59%	27,255	3.48%
Total deposits	$765,022	100.00%	$784,237	100.00%

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

	Three Months Ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$805,722	$13,018	6.41%	$776,254	$14,120	7.24%
Investment securities (2) (3)	229,928	2,692	4.65%	145,195	1,804	4.94%
FHLB stock	12,090	121	3.97%	5,618	61	4.32%

Total interest-earning assets	1,047,740	$15,831	5.99%	927,067	$15,985	6.86%
Noninterest-earning assets	66,263			68,334
Total assets	$1,114,003			$995,401

Interest-bearing liabilities:
Deposits:
Checking and money market	$246,147	$858	1.38%	$285,936	$2,581	3.59%
Savings	70,538	261	1.47%	54,777	410	2.98%
Certificates of deposit	364,434	3,458	3.76%	363,832	4,507	4.93%
Total interest-bearing deposits	681,119	4,577	2.67%	704,545	7,498	4.23%
FHLB advances and other borrowings	232,636	2,109	3.60%	92,296	1,156	4.98%
Subordinated debentures payable to trusts (4)	27,837	456	6.50%	27,837	663	9.48%

Total interest-bearing liabilities	941,592	7,142	3.01%	824,678	9,317	4.49%
Noninterest-bearing deposits	78,730			78,968
Other liabilities	29,041			29,150
Total liabilities	1,049,363			932,796
Equity	64,640			62,605
Total liabilities and equity	$1,114,003			$995,401

Net interest income; interest rate spread (5)		$8,689	2.98%		$6,668	2.37%

Net interest margin (5) (6)			3.29%			2.86%

Net interest margin, TE (7)			3.35%			2.92%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Includes $125 in July 2007 for unamortized debt issuance costs.

(5)  Percentages for the three months ended September 30, 2008 and September 30, 2007 have been annualized.

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

	Three Months Ended September 30,
	2008 vs 2007
	Increase	Increase
	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$561	$(1,663)	$(1,102)
Investment securities (2)	1,056	(168)	888
FHLB stock	71	(11)	60

Total interest-earning assets	$1,688	$(1,842)	$(154)

Interest-bearing liabilities:
Deposits:
Checking and money market	$(356)	$(1,367)	$(1,723)
Savings	119	(268)	(149)
Certificates of deposit	17	(1,066)	(1,049)
Total interest-bearing deposits	(220)	(2,701)	(2,921)
FHLB advances and other borrowings	1,762	(809)	953
Subordinated debentures payable to trusts	—	(208)	(208)

Total interest-bearing liabilities	$1,542	$(3,718)	$(2,176)

Net interest income increase			$2,022

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at September 30, 2008.

Self-Insurance - The Company has a self-insured healthcare plan for its employees up to certain limits.  To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $65,000 per individual occurrence with no maximum aggregate limitation.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Due to the uncertainty of health claims, the approach includes a process which may differ significantly from other methodologies and still produce an estimate in accordance with GAAP.  Although management believes it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual.  These adjustments could significantly affect net earnings if circumstances differ substantially from the assumptions used in estimating the accrual.

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $3.6 million at September 30, 2008 from $3.7 million at June 30, 2008, a decrease of $139,000, or 3.7%.  Accruing loans and leases delinquent more than 90 days increased $50,000 to $831,000 at September 30, 2008 from $781,000 at June 30, 2008.  Nonaccruing loans and leases decreased $146,000 to $2.2 million at September 30, 2008 from $2.3 million at June 30, 2008.  Foreclosed assets decreased $43,000 to $600,000 at September 30, 2008, from $643,000 at June 30, 2008.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, was 0.32% at September 30, 2008, which is a decrease from 0.34% as reported at June 30, 2008.

Nonaccruing loans and leases decreased 6.3%, or $146,000, to $2.2 million at September 30, 2008 compared to $2.3 million at June 30, 2008.  Included in nonaccruing loans and leases at September 30, 2008 were eight loans totaling $505,000 secured by one- to four-family real estate, two loans totaling $439,000 secured by commercial real estate, 11 loans totaling $555,000 secured by commercial business, three loans totaling $244,000 secured by agriculture, two leases totaling $19,000 and 35 consumer loans totaling $416,000.

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

As of September 30, 2008, foreclosed assets decreased by $43,000, or 6.7%, to $600,000 as compared to $643,000 at June 30, 2008.  The balance at September 30, 2008 consisted of $375,000 of single-family collateral owned, $132,000 of equipment finance leases and $93,000 of consumer collateral owned.

At September 30, 2008, the Company had designated $23.8 million of its assets as special mention and classified $11.2 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  At September 30, 2008 the Company had $19.0 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $3.9 million were classified as of September 30, 2008.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes the September 30, 2008 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance the allowance existing at September 30, 2008, will be adequate in the future.

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

	Nonperforming Assets As Of
	September 30,	June 30,
	2008	2008
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$505	$503
Commercial real estate	439	429
Commercial business	555	555
Equipment finance leases	19	27
Consumer	416	566
Agricultural	244	244
Total	2,178	2,324

Accruing loans and leases delinquent more than 90 days:
One- to four-family	85	306
Commercial real estate	87	24
Commercial business	141	71
Equipment finance leases	431	9
Consumer	5	119
Agricultural	82	252
Total	831	781

Foreclosed assets: (1)
One- to four-family	375	76
Equipment finance leases	132	443
Consumer	93	124
Total	600	643

Total nonperforming assets	$3,609	$3,748

Ratio of nonperforming assets to total assets	0.32%	0.34%

Ratio of nonperforming loans and leases to total loans and leases (2) (3)	0.37%	0.39%

(1)          Total foreclosed assets do not include land or other real estate owned held for sale.

(2)          Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)          Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Three Months Ended September 30,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$5,933	$5,872
Charge-offs:
One- to four-family	(1)	(2)
Commercial business	—	(557)
Equipment finance leases	—	(33)
Consumer	(191)	(189)
Total charge-offs	(192)	(781)

Recoveries:
One- to four-family	2	—
Commercial business	1	—
Consumer	52	77
Total recoveries	55	77

Net (charge-offs)	(137)	(704)

Additions charged to operations	387	325

Balance at end of period	$6,183	$5,493

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	(0.02)%	(0.09)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	0.76%	0.70%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	205.48%	165.30%

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

	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan and Lease Type	At September 30, 2008		At June 30, 2008
	(Dollars in Thousands)

One- to four-family	$311	$—	$294	$—
Commercial real estate	727	50	740	—
Multi-family real estate	135	—	135	—
Commercial business	1,731	14	1,678	—
Equipment finance leases	537	—	496	—
Consumer	1,150	—	1,190	—
Agricultural	1,398	130	1,270	130
Total	$5,989	$194	$5,803	$130

Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan and Lease Type	At September 30, 2008			At June 30, 2008
	(Dollars in Thousands)

Commercial real estate	1	$285	$50	—	$—	$—
Commercial business	2	15	14	—	—	—
Agricultural	2	321	130	2	316	130
Total	5	$621	$194	2	$316	$130

The allowance for loan and lease losses was $6.2 million at September 30, 2008, as compared to $5.5 million at September 30, 2007.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.76% at September 30, 2008, compared to 0.70% at September 30, 2007.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended September 30, 2008, and September 30, 2007

General.  The Company’s net income was $2.0 million, or $0.50 in basic and $0.49 in diluted earnings per share for the three months ended September 30, 2008, a $628,000 increase in earnings compared to $1.3 million, or $0.34 in basic and $0.33 in diluted earnings per share for the same period in the prior fiscal year.  For the three months ended September 30, 2008, the return on average equity and the return on average assets were 12.12% and 0.70%, respectively, compared to 8.61% and 0.54%, respectively, for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including an increase in net interest income of $2.0 million and non-interest income of $234,000.  These increases were offset by an increase of non-interest expense of $1.3 million for the first quarter of Fiscal 2009 as compared to the first quarter of Fiscal 2008.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $15.8 million for the three months ended September 30, 2008 as compared to $16.0 million for the same period in the prior fiscal year, a decrease of $154,000 or 1.0%.  This decrease was primarily the result of declining average yields on the interest earning assets.  Loans and leases receivable had an average yield of 6.41% for the three months ended September 30, 2008, which is 83 basis points less than the average yield of 7.24% for the three months ended September 30, 2007.  Investment securities also had a decline in average yield of 29 basis points when comparing the first quarter of Fiscal 2009 against the same period of the prior year.  The average interest-earning assets for loans and leases receivables increased $29.4 million, or 3.8% to $805.7 million for the three months ended September 30, 2008.   Investment securities also increased in average balance by $84.7 million, or 58.4% to $229.9 million for the first quarter of Fiscal 2009, when compared to the average balance of the prior fiscal year.  The net revenue decrease attributable to the overall declining yields was $1.8 million when comparing the three months ended September 30, 2009 against the same period ended September 30, 2007.  This net revenue decrease was offset by $1.7 million of revenue increases from larger average assets invested for the first quarter of Fiscal 2009 as compared to the first quarter of Fiscal 2008.

Interest Expense.  Interest expense was $7.1 million for the three months ended September 30, 2008 as compared to $9.3 million for the same period in the prior fiscal year, a decrease of $2.2 million or 23.3%.  A $2.7 million decrease in interest expense was the result of a decrease in the average rate paid of 4.23% on interest-bearing deposits for the three months ended September 30, 2007 to an average rate paid of 2.67% for the three months ended September 30, 2008.  $220,000 of the total decrease was due to a 3.3% decrease in the average volume on interest-bearing deposits.  Offsetting the overall decrease in interest expense was an increase of $1.8 million due to a 152.1% increase in the average volume of FHLB advances and other borrowings.  This increase in average volume of FHLB advances and other borrowings was partially offset by $800,000 due to yield’s declining from 4.98% for the three months ended September 30, 2007 to 3.60% for the three months ended September 30, 2008.  Interest expense for subordinated debentures payable to trusts also declined by $245,000 as a result of the yield declining from 9.48% to 6.50% during the same comparable quarters.  The average rate paid on total interest-bearing liabilities was 3.01% for the three months ended September 30, 2008 as compared to 4.49% for the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2008 increased $2.0 million, or 30.3%, to $8.7 million compared to $6.7 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to decreases in the average rate paid on interest-bearing liabilities and increases in the average volume of interest-earning assets for the three months ended September 30, 2008 compared to the same period in the prior fiscal year.  The Company’s net interest margin on a fully taxable equivalent basis was 3.35% for the three months ended September 30, 2008 as compared to 2.92% for the same period in the prior fiscal year.

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

During the three months ended September 30, 2008, the Company recorded a provision for losses on loans and leases of $387,000 compared to $325,000 for the three months ended September 30, 2007, an increase of $62,000.  See “Asset Quality” for further discussion.

Non-interest Income.  Non-interest income was $3.0 million for the three months ended September 30, 2008 as compared to $2.8 million for the same period in the prior fiscal year, an increase of $234,000, or 8.3%.  The increase in non-interest income was attributable to increases of $52,000 in loan servicing income, $138,000 in fees on deposits, $80,000 net gain on sale of securities and to a decrease of $36,000 in other non-interest income for the three months ended September 30, 2008 as compared to the same period in the prior fiscal year.

Loan servicing income increased $52,000 from $505,000 for the three months ended September 30, 2007 to $557,000 for the three months ended September 30, 2008, primarily due to an increase of $46.1 million in the balances of loans serviced by the Bank from $1.00 billion at September 30, 2007 to $1.05 billion at September 30,  2008.  Fees on deposits increased $138,000 for the three months ended September 30, 2008 as compared to the same period in the prior fiscal year primarily due to increased point-of-sale interchange revenue and fee schedule adjustments.  Net gain on sale of securities increased $80,000 for the three months ended September 30, 2008 as compared to the same period in the prior fiscal year primarily due to the sale of securities, which did not occur in the prior year.

Non-interest Expense.  Non-interest expense was $8.4 million for the three months ended September 30, 2008 as compared to $7.1 million for the three months ended September 30, 2007, an increase of $1.3 million, or 17.6%.  The increase in non-interest expense was primarily due to increases in compensation and employee benefits of $678,000, and other non-interest expense of $383,000.

Compensation and employee benefits increased $678,000, or 15.3%, from $4.4 million for the three months ended September 30, 2007 to $5.1 million for the three months ended September 30, 2008.  Regular employee compensation increased $244,000, variable pay relating to employee incentives increased $270,000, net healthcare costs increased $137,000, and recruiting expense increased $41,000.

Other non-interest expense increased $383,000, or 45.3%, from $845,000 for the three months ended September 30, 2007 to $1.2 million for the three months ended September 30, 2008, primarily due to increases in federal deposit insurance premiums, audit and regulatory exams, and legal expenses of $118,000, $62,000, and $150,000, respectively.  Previously, the Company had credits to offset federal deposit insurance premiums.  In the first quarter of Fiscal 2009, these credits expired causing the expense to increase.  No future credits exist to offset this cost in the future.  Audit and regulatory exams expenses increased due to increased requirements and procedures.  Legal costs increased due in part to a lawsuit, which was settled subsequent to September 30, 2008.  See Part II, Item 1 “Legal Proceedings” of this Form 10-Q.

Income tax expense.  The Company’s income tax expense for the three months ended September 30, 2008 increased $306,000 or 45.9% to $973,000 compared to $667,000 for the same period in the prior fiscal year.  The effective tax rate was 33.0% and 33.1% for the three months ended September 30, 2008 and 2007, respectively.

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

The Bank anticipates it will have sufficient funds available to meet current loan commitments.  At September 30, 2008, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $25.5 million  In addition, the Bank had outstanding commitments to sell mortgage loans of $19.8 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to funding for use in liquidity management.  At September 30, 2008, the Bank had no outstanding commitments to purchase investment securities available for sale and no commitments to sell investment securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank has unsecured federal funds accommodations totaling $15.0 million with correspondent banks.  In addition, the Company has a revolving line of credit totaling $6.0 million with a correspondent bank.  There were no funds drawn on either line of credit at September 30, 2008.  Additionally, as of September 30, 2008, the Bank had $35.1 million in out-of-market certificates of deposit.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

On September 30, 2008, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2008 could be acquired through April 30, 2009.  The Company did not utilized its stock buyback program during the first quarter of Fiscal 2009, but is authorized to repurchase an additional 388,794 shares of common stock through April 30, 2009.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for more details.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At September 30, 2008, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 7.76% at September 30, 2008.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 10.76% at September 30, 2008.

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

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.”  SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, the Statement expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 effective July 1, 2008, and the adoption did not have a material impact on its results of operations, financial position, and liquidity.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value.  This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company adopted SFAS No. 159 effective July 1, 2008, and the adoption did not have a material impact on its results of operations, financial position, and liquidity.  The Company did not adopt fair value for any additional financial instruments or other items.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141R (SFAS 141R), “Business Combinations.”  SFAS 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements.  SFAS 141R is effective July 1, 2009.  Management has reviewed SFAS 141R and does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS 160 is effective for the Company beginning July 1, 2009.  SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interest in subsidiaries in the same way – as equity in the consolidated financial statements.  The Company does not currently have any noncontrolling interest in the consolidated financial statements.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The Company will adopt SFAS 161 effective January 1, 2009.  Management has reviewed SFAS 161 and does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements.  SFAS 162 provides for slight modifications to the current hierarchy in place by adding FASB Staff Positions, Statement 133 Implementation Issues, and EITF D-Topics to it.  The Company will adopt SFAS 162 effective November 15, 2008.   Management has reviewed SFAS 162 and does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60” (“SFAS 163”).  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Expanded disclosures about financial guarantee insurance contracts are also required by this statement.  SFAS 163 is effective July 1, 2009.  The Company is in the process of assessing the impact on its results of operations, financial position, and cash flow.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at September 30, 2008 and 2007, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2008 or that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2008 changed significantly when compared to June 30, 2008.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

September 30, 2008
	Estimated	Estimated Increase
Change in	NPV	(Decrease) in NPV
Interest Rates	Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$100,985	$(13,729)	(12)%
+200	107,505	(7,209)	(6)
+100	112,849	(1,865)	(2)
—	114,714	—	—
-100	110,129	(4,585)	(4)

September 30, 2007
	Estimated	Estimated Increase
Change in	NPV	(Decrease) in NPV
Interest Rates	Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$96,638	$(6,719)	(7)%
+200	99,149	(4,208)	(4)
+100	103,072	(285)	(0)
—	103,357	—	—
-100	98,131	(5,226)	(5)
-200	87,527	(15,830)	(15)

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

Subsequent to the end of the quarter ended September 30, 2008 and referenced in the 8K filed October 27, 2008, the lawsuit was settled for $2.75 million inclusive of the remaining amount of receivables from certain loan participation interests of $223,000.  The settlement amount, less attorney fees of $292,000, will be recorded as other non-interest income for the second quarter of Fiscal 2009.

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

Item 1A.                 Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for Fiscal 2008.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock and the remaining amount that can be purchased in the current program during the quarterly period ended September 30, 2008:

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
July 1 - 31, 2008	—	$0.00	—	388,794
August 1 - 31, 2008	—	$0.00	—	388,794
September 1 - 30, 2008	—	$0.00	—	388,794
1st Quarter Total	0	$0.00	0

On September 30, 2008, the Company had in effect a stock buyback program in which up to 10% of the common stock of the Company outstanding on May 1, 2008 could be acquired through April 30, 2009.  The Company did not utilized its stock buyback program during the first quarter of Fiscal 2009, but is authorized to repurchase an additional 388,794 shares of common stock through April 30, 2009.

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

HF Financial Corp.
(Registrant)

Date:	November 14, 2008	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
And Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2008	By:	/s/ Darrel L. Posegate
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