Form 10-Q
period 2008-12-31
HF FINANCIAL CORP
filed 2009-02-12
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

Yes ☐    No  ☒

As of February 6, 2009, there were 4,021,121 shares of the Registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$25,882	$21,170
Securities available for sale	254,389	225,004
Federal Home Loan Bank stock	12,476	11,245
Loans held for sale	14,027	8,796

Loans and leases receivable	811,289	783,710
Allowance for loan and lease losses	(8,133)	(5,933)
Net loans and leases receivable	803,156	777,777

Accrued interest receivable	8,335	7,540
Office properties and equipment, net of accumulated depreciation	15,053	14,849
Foreclosed real estate and other properties	369	643
Cash value of life insurance	14,323	14,050
Servicing rights	11,412	11,189
Goodwill, net	4,951	4,951
Other assets	8,779	6,280
Total assets	$1,173,152	$1,103,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$772,917	$784,237
Advances from Federal Home Loan Bank and other borrowings	252,769	198,454
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	10,988	10,795
Accrued expenses and other liabilities	16,981	17,968
Total liabilities	1,081,492	1,039,291

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, 25,000 shares issued at December 31, 2008	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 6,104,822 and 6,035,447 shares issued at December 31, 2008 and June 30, 2008, respectively	61	60
Common stock subscribed for but not issued	—	95
Additional paid-in capital	47,792	21,905
Retained earnings, substantially restricted	78,951	76,041
Accumulated other comprehensive (loss), net of related deferred tax effect	(4,247)	(3,001)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at December 31, 2008 and June 30, 2008, respectively	(30,897)	(30,897)
Total stockholders’ equity	91,660	64,203
Total liabilities and stockholders’ equity	$1,173,152	$1,103,494

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest, dividend and loan fee income:
Loans and leases receivable	$12,646	$13,879	$25,664	$27,999
Investment securities and interest-earning deposits	2,920	2,206	5,733	4,071
	15,566	16,085	31,397	32,070
Interest expense:
Deposits	4,132	6,913	8,709	14,411
Advances from Federal Home Loan Bank and other borrowings	2,427	2,176	4,992	3,995
	6,559	9,089	13,701	18,406
Net interest income	9,007	6,996	17,696	13,664

Provision for losses on loans and leases	—	295	387	620

Net interest income after provision for losses on loans and leases	9,007	6,701	17,309	13,044

Noninterest income:
Fees on deposits	1,518	1,355	3,069	2,768
Loan servicing income	534	542	1,091	1,047
Gain on sale of loans, net	285	439	536	698
Trust income	153	249	375	498
Gain on sale of securities, net	45	—	125	—
Other	394	381	782	770
	2,929	2,966	5,978	5,781
Noninterest expense:
Compensation and employee benefits	5,828	4,788	10,949	9,231
Occupancy and equipment	1,012	981	1,989	1,918
Check and data processing expense	652	608	1,274	1,221
Marketing	329	299	667	562
Foreclosed real estate and other properties, net	96	37	213	80
Other	1,259	995	2,487	1,840
	9,176	7,708	17,579	14,852

Income before income taxes	2,760	1,959	5,708	3,973

Income tax expense	914	708	1,887	1,375
Net income	$1,846	$1,251	$3,821	$2,598

Comprehensive income	$1,031	$1,539	$2,574	$3,603

Cash dividends declared per share	$0.1125	$0.1075	$0.1125	$0.2150

Earnings per common share:
Basic	$0.46	$0.32	$0.96	$0.65
Diluted	$0.46	$0.31	$0.95	$0.64

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$3,821	$2,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	387	620
Depreciation	842	850
Amortization of discounts and premiums on securities and other	955	787
Stock based compensation	194	375
Net change in loans held for resale	(4,695)	3,938
(Gain) on sale of loans, net	(536)	(698)
Realized (gain) on sale of securities, net	(125)	(75)
Losses and provision for losses on sales of foreclosed real estate and other properties, net	17	15
Change in other assets and liabilities	(4,793)	(4,436)
Net cash provided by (used in) operating activities:	(3,933)	3,974

Cash flows from investing activities
Loan participations purchased	(969)	(4,911)
Net change in loans outstanding	(25,209)	10,833
Securities available for sale:
Sales and maturities and repayments	43,835	26,301
Purchases	(74,342)	(46,430)
Purchase of Federal Home Loan Bank stock	(5,565)	(4,493)
Redemption of Federal Home Loan Bank stock	4,334	1,149
Purchase of office properties and equipment	(1,046)	(889)
Purchase of servicing rights	(769)	(955)
Proceeds from sale of foreclosed real estate and other properties, net	405	209
Net cash (used in) investing activities:	(59,326)	(19,186)

Cash flows from financing activities
Net (decrease) in deposit accounts	(11,320)	(43,968)
Proceeds of advances from Federal Home Loan Bank and other borrowings	1,408,730	822,949
Payments on advances from Federal Home Loan Bank and other borrowings	(1,354,415)	(761,092)
Proceeds from issuance of subordinated debentures	—	5,000
Redemption of subordinated debentures	—	(5,000)
Increase in advances by borrowers	193	616
Purchase of treasury stock	—	(1,243)
Proceeds from issuance of preferred stock	25,000	—
Proceeds from issuance of common stock	694	364
Cash dividends paid	(911)	(848)
Net cash provided by financing activities:	67,971	16,778
Increase in cash and cash equivalents	4,712	1,566
Cash and cash equivalents
Beginning	21,170	22,476
Ending	$25,882	$24,042

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$15,147	$18,426
Cash payments for income and franchise taxes, net	1,669	1,850

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended December 31, 2008 and 2007

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

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Capital”), Hometown Investment Services, Inc. (“Hometown”), Home Federal Securitization Corp. (“HFSC”), Mid-America Service Corporation and PMD, Inc.  The interim consolidated financial statements reflect the deconsolidation of the wholly-owned subsidiary trusts of the Company: HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”), HF Financial Capital Trust V (“Trust V”) and HF Financial Capital Trust VI (“Trust VI”). See Note 10 of “Notes to Consolidated Financial Statements.”  All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2.                REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at December 31, 2008:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$58,589	5.00%
Actual	93,714	8.00
Excess over required	35,125	3.00

Total Risk-based capital (to risk-weighted assets):
Required	$89,049	10.00%
Actual	101,531	11.40
Excess over required	12,482	1.40

NOTE 3.                                                 EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. The weighted average number of basic common shares outstanding for the three months ended December 31, 2008 and 2007 was 4,007,870 and 3,955,388, respectively.   The weighted average number of basic common shares outstanding for the six months ended December 31, 2008 and 2007 was 3,989,962 and 3,984,376, respectively.

Dilutive earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended December 31, 2008 and 2007 was 4,023,791 and 4,009,060, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the six months ended December 31, 2008 and 2007 was 4,019,280 and 4,043,022, respectively.

NOTE 4.                INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	December 31, 2008				December 31, 2007
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$6,373	$435	$—	$6,808	$10,054	$122	$—	$10,176
Federal Home Loan Bank	1,500	23	—	1,523	12,457	215	—	12,672
Municipal bonds	13,862	145	(255)	13,752	11,147	83	(99)	11,131
Trust preferred securities	12,310	—	(5,336)	6,974	10,931	—	(505)	10,426
	34,045	603	(5,591)	29,057	44,589	420	(604)	44,405

Equity securities:
FNMA-common	8	—	(8)	—	8	8	—	16
Farmer Mac-common	7	—	(5)	2	7	2	—	9
Other investments	253	—	—	253	232	—	—	232
	268	—	(13)	255	247	10	—	257

Mortgage-backed securities	224,443	2,881	(2,247)	225,077	119,876	860	(1,046)	119,690
	$258,756	$3,484	$(7,851)	$254,389	$164,712	$1,290	$(1,650)	$164,352

The following table presents the fair value and age of gross unrealized losses by investment category at December 31, 2008, in accordance with FASB Staff Position (“FSP”) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
Municipal bonds	$5,351	$(165)	$1,124	$(90)	$6,475	$(255)
Trust preferred securities	1,181	(662)	5,793	(4,674)	6,974	(5,336)
	6,532	(827)	6,917	(4,764)	13,449	(5,591)
Equity securities:
FNMA-common	—	(8)	—	—	—	(8)
Farmer Mac-common	2	(5)	—	—	2	(5)
	2	(13)	—	—	2	(13)
Mortgage-backed securities	47,722	(649)	24,195	(1,598)	71,917	(2,247)
	$54,256	$(1,489)	$31,112	$(6,362)	$85,368	$(7,851)

Management does not believe any individual unrealized losses as of December 31, 2008, represent an other-than-temporary impairment.  The Company has the ability and intent to hold those investments until a recovery of fair value.

The unrealized losses reported for municipal bonds relate to 37 municipal general obligation or revenue bonds.  The unrealized losses are primarily caused by market interest rate increases since the securities were originally acquired, rather than due to credit or other causes.

The unrealized losses reported for mortgage-backed securities relate to 70 securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses in total are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government.  Mortgage-backed securities also include one “private-label” collateralized mortgage obligation which has maintained its AAA rating as of December 31, 2008.

The unrealized losses reported for trust preferred securities are attributable to six rated pooled securities.  There have been two rating downgrades regarding these investments during the current fiscal year.  The investment grade securities have an amortized cost of $5.6 million rated AA, $2.0 million rated A, $0.6 million rated B3 and $4.0 million rated Caa2.  The market for these securities is currently inactive.  Based upon information available at financial statement date, management believes that it is not probable that all amounts due according to contractual terms will not be collected.  Within this segment, five securities with amortized cost of $10.3 million are quarterly variable-rate securities tied to 3-month LIBOR.

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

	Three Months Ended December 31,
	2008			2007
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Net interest income	$9,460	$(453)	$9,007	$7,503	$(507)	$6,996
Provision for losses on loans and leases	—	—	—	(295)	—	(295)
Noninterest income	2,847	82	2,929	2,923	43	2,966
Intersegment noninterest income	(26)	(35)	(61)	(22)	(22)	(44)
Noninterest expense	(8,723)	(453)	(9,176)	(7,408)	(300)	(7,708)
Intersegment noninterest expense	—	61	61	—	44	44
Income (loss) before income taxes	$3,558	$(798)	$2,760	$2,701	$(742)	$1,959

Total assets at December 31	$1,148,150	$25,002	$1,173,152	$1,016,060	$4,589	$1,020,649

	Six Months Ended December 31,
	2008			2007
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$18,578	$(882)	$17,696	$14,797	$(1,133)	$13,664
Provision for losses on loans and leases	(387)	—	(387)	(620)	—	(620)
Noninterest income	5,778	200	5,978	5,692	89	5,781
Intersegment noninterest income	(64)	(57)	(121)	(54)	(34)	(88)
Noninterest expense	(16,773)	(806)	(17,579)	(14,313)	(539)	(14,852)
Intersegment noninterest expense	—	121	121	—	88	88
Income (loss) before income taxes	$7,132	$(1,424)	$5,708	$5,502	$(1,529)	$3,973

Total assets at December 31	$1,148,150	$25,002	$1,173,152	$1,016,060	$4,589	$1,020,649

NOTE 6.                FAIR VALUE MEASUREMENT

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company has not applied the provisions of this statement to non-financial assets and liabilities.  The Company adopted FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 for a financial asset when the market for that financial asset is not active.  SFAS 157 defines fair value and establishes a consistent framework for measuring fair value under GAAP and expands disclosure requirements for fair value measurements.  Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard describes three levels of inputs that may be used to measure fair value:

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

The table below presents the Company’s balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at December 31, 2008.

	December 31, 2008
	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in Thousands)

Securities available for sale	$2	$247,413	$6,974	$254,389
Interest rate swaps	—	(1,041)	—	(1,041)

The Company used the following methods and significant assumptions to estimate the fair value of items:

Securities available for sale: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company outsources valuation primarily to a third party provider which utilizes several sources for valuing fixed-income securities.  Sources utilize evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.  As further valuation sources, the third party provider uses a proprietary valuation Matrices model and capital markets trading staff.  The Matrices model is used for valuing municipals. The model includes a separate curve structure for Bank-Qualified municipals. The grouping of municipals is further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves.

The securities shown in Level 3 relate to trust preferred securities which are currently part of an inactive market.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade, and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new pooled trust preferred securities have been issued since 2007.  Given conditions in the debt markets and the absence of observable orderly transactions in the secondary and new issue markets, management determined that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representatives of fair value than the market approach valuation technique.

The Company utilized trust preferred security valuations prepared by an independent third party.  Their approach to determining fair value included these steps:

1.	The credit quality of the collateral is estimated using average probability of default values (adjusted for rating levels) for each issuer
2.	The default probabilities also considered the potential for correlation among issuers within the same industry
3.	The loss given default was assumed to be 95% (i.e. a 5% recovery)
4.	The cash flows were forecast for the underlying collateral and applied to each tranche to determine the resulting distribution among the securities
5.	The expected cash flows were discounted to calculate the present value of the security
6.	The calculations were modeled in several thousand scenarios using a Monte Carlo engine and the average price was used for valuation purposes

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

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	December 31, 2008		December 31, 2008
	Securities		Securities
	Available	Interest Rate	Available	Interest Rate
	for Sale	Swaps	for Sale	Swaps
	(Dollars in Thousands)

Beginning balance	$9,499	$—	$—	$—
Total realized/unrealized gains (losses)
Included in earnings	—	—	—	—
Included in other comprehensive loss	(2,462)	—	(2,462)	—
Purchases, issuances, (paydowns) and (sales)	(63)	—	(62)	—
Transfers into or (out) of Level 3	—	—	9,498	—
Ending balance	$6,974	$—	$6,974	$—

The table below presents the Company’s balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at December 31, 2008.

December 31, 2008
	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in Thousands)

Impaired loans	$—	$705	$—	$705

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Service cost	$118,602	$111,830	$237,204	$223,660
Interest cost	119,983	109,260	239,966	218,520
Amortization of prior losses	15,499	—	30,998	—
Expected return on plan assets	(139,532)	(121,791)	(253,559)	(243,582)
Total costs recognized in expense	$114,552	$99,299	$254,609	$198,598

The Company previously disclosed in its consolidated financial statements for Fiscal 2008, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for Fiscal 2008, that it contributed $532,000 to fund its qualified pension plan.  During the second quarter of the fiscal year ending June 30, 2009 (“Fiscal 2009”), the Company made contributions of $2.35 million to fund its qualified pension plan.  The Company anticipates no additional contributions for Fiscal 2009.

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

Reported below is a summary of net healthcare costs by quarter during Fiscal 2009 and Fiscal 2008:

	Fiscal Years Ended June 30,
	2009	2008
	(Dollars in Thousands)

Quarter ended September 30	$358	$221
Quarter ended December 31	945	409
Quarter ended March 31	—	328
Quarter ended June 30	—	524
Net healthcare costs	$1,303	$1,482

NOTE 9.                STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used for grants in the six months ended December 31, 2008 and 2007:

	Six Months Ended
	December 31,
	2008	2007

Expected volatility	19.00%	22.00%
Expected dividend yield	3.06	2.61
Risk-free interest rate	2.87	4.10
Expected term (in years)	5	4

Stock option activity for the six months ended December 31, 2008 is as follows:

	2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Beginning balance, July 1	203,554	$12.48
Granted	—	—
Forfeited	(4,232)	16.86
Exercised	(47,078)	10.64

Ending balance	152,244	$12.93	4.54	$195

Vested and exercisable	152,244	$12.93	4.54	$195

Stock appreciation rights activity for the six months ended December 31, 2008, are as follows:

	2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value

Beginning balance, July 1	44,622	$16.06
Granted	47,051	14.71
Forfeited	(2,097)	16.06
Exercised	—	—

Ending balance	89,576	$15.35	9.04	$—

Vested and exercisable	14,820	$16.04	8.14	$—

The total intrinsic value of options exercised during the six months ended December 31, 2008 and 2007 was $174,000 and $106,000, respectively.  Cash received from the exercise of options for the six months ended December 31, 2008, and 2007 was $501,000 and $271,000, respectively.  The tax benefit realized for the tax deductions from cashless option exercises totaled $700 and $2,600 for the six months ended December 31, 2008, and 2007, respectively.  The weighted-average grant date fair value of stock appreciation rights (SARs) granted during the six months ended December 31, 2008, and 2007 was $2.06 and $2.89, respectively.  The total unrecognized compensation cost related to nonvested SARs awards at December 31, 2008 was $189,000.  The cost is expected to be recognized over a weighted average period of 34 months.

Nonvested share activity for the six months ended December 31 follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance, beginning	121,746	$16.57	144,711	$16.10
Granted	23,602	13.33	14,955	16.78
Vested	(48,982)	16.43	(30,925)	14.47
Forfeited	(1,305)	16.95	(10,894)	16.46

Nonvested balance, ending	95,061	$15.83	117,847	$16.58

Pretax compensation expense recognized for nonvested shares for the six months ended December 31, 2008, and 2007 was $179,000 and $216,000, respectively.  The tax benefit for the six months ended December 31, 2008, and 2007 was $61,000 and $73,000, respectively.  As of December 31, 2008, there was $853,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 20 months.  The total fair value of shares vested during the six months ended December 31, 2008, and 2007 was $805,000 and $447,000, respectively.

In association with the 2002 Option Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the second quarter of Fiscal 2009, 14,511 shares of nonvested stock were awarded.  Nonvested shares vest on the first anniversary of the date of grant.  As of December 31, 2008, there was $166,000 of total unrecognized compensation cost related to nonvested shares, which are expected to be recognized over the remaining 11 months.  For the six months ended December 31, 2008 amortization expense was recorded in the amount of $71,000.

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

During the first quarter of Fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%. This rate swap is designated as a cash flow hedge. The fair value of the derivative was a $589,000 loss at December 31, 2008.

During the fourth quarter of Fiscal 2008, the Company entered into an interest rate swap agreement with a $7.0 million notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 6.19%. This rate swap is designated as a cash flow hedge. The fair value of the derivative was a $207,000 loss at December 31, 2008.

During the first quarter of Fiscal 2009, the Company entered into an interest rate swap agreement with a $3.0 million notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%.  The Company also entered into an interest rate swap agreement with a $2.0 million notional amount to convert the remaining portion of variable rate Trust Preferred III security into a fixed rate instrument for a term of four years at a fixed rate of 6.91%.  These rate swaps are designated as cash flow hedges.  The fair value of the $3.0 million notional amount derivative was a $128,000 loss, while the fair value of the $2.0 million notional amount derivative was a $117,000 loss at December 31, 2008.

No gain or loss was recognized in earnings for the six months ended December 31, 2008, and 2007 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of December 31, 2008, are expected to be reclassified into earnings during the fiscal year.

NOTE 12.              OTHER COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income.  Other comprehensive income refers to revenues, expenses and gains and losses under accounting principles generally accepted in the United States of America (“GAAP”) which are recorded as an element of shareholders’ equity but are excluded from net income.  The components of total comprehensive income follow:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Dollars in Thousands)

Net income	$1,846	$1,251	$3,821	$2,598
Other comprehensive income (loss), net of tax:
Securities available for sale:
Net unrealized gains (losses)	(367)	693	(1,031)	1,904
Income tax benefit (expense)	138	(263)	391	(723)

Other comprehensive income (loss) on securities available for sale	(229)	430	(640)	1,181

Defined benefit plan:
Net unrealized (loss)	—	—	—	—
Income tax benefit	—	—	—	—

Other comprehensive (loss) on defined benefit plan	—	—	—	—

Derivatives and hedging activities:
Net unrealized (losses)	(888)	(215)	(920)	(266)
Income tax benefit	302	73	313	90

Other comprehensive (loss) on derivatives and hedging activities	(586)	(142)	(607)	(176)

Total other comprehensive income (loss)	(815)	288	(1,247)	1,005

Other comprehensive income	$1,031	$1,539	$2,574	$3,603

	December 31,
	2008	2007
	(Dollars in Thousands)
Cumulative other comprehensive (loss) balances were:

Unrealized loss on securities available for sale, net of related tax effect of $1,659 and $137	$(2,707)	$(223)
Unrealized loss on defined benefit plan, net of related tax effect of $523 and $60	(853)	(98)
Unrealized loss on derivatives and hedging activities, net of related tax effect of $354 and $90	(687)	(176)

	$(4,247)	$(497)

NOTE 13.              STOCKHOLDERS’ EQUITY

As referenced in the 8-K filed November 21, 2008, the Company entered into an agreement with the U.S. Department of the Treasury pursuant to which the Company issued and sold to the Treasury Department (i) 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share and having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 302,419 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $12.40 per share, for an aggregate purchase price of $25.0 million in cash.  The securities were issued and sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Cumulative dividends on the Preferred Stock will accrue on the liquidation preference at a rate of 5.00% per annum for the first five years, and at a rate of 9.00% per annum thereafter, but will be paid only if, as and when declared by the Company’s Board of Directors.  As the issuance of Preferred Stock included warrants for common stock, this transaction increased the weighted average number of diluted common shares outstanding by a total of 5,377 for the six month period ended December 31, 2008.

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

Executive Summary

The Company’s net income for the second quarter of Fiscal 2009 was $1.8 million, or $0.46 in diluted earnings per share, compared to $1.3 million, or $0.31 in diluted earnings per share, for the second quarter of Fiscal 2008.  The Company’s net income for the six months ended December 31, 2008 was $3.8 million, or $0.95 in diluted earnings per share, compared to $2.6 million, or $0.64 in diluted earnings per share, for the first six months of Fiscal 2008.  Return on average total equity was 10.48% for the first six months of Fiscal 2009 as compared to 8.18% in the prior year comparable period.  Return on common equity, based upon net income available to common shareholders divided by equity excluding preferred equity, was 11.63% for the first six months of Fiscal 2009 as compared to 8.18% in the prior year comparable period.

The net interest margin on a fully taxable equivalent basis for the six months ended December 31, 2008 was 3.37%, compared to 2.96% for the same period a year ago, an increase of 41 basis points.  The increase over the same period last year is primarily attributable to lower costs on liabilities and a higher volume of earning assets.  During the first quarter of Fiscal 2008, there was $125,000 expense of unamortized debt issue costs related to the early redemption of the Trust II Trust Preferred Securities, causing a decrease of three basis points to the net interest margin for the six month comparison.

Net interest income for the first six months of Fiscal 2009 was $17.7 million, an increase of $4.0 million, or 29.5%, over the same period a year ago.  For the six months ended December 31, 2008, average interest-earning assets and average interest-bearing liabilities increased 13.1% and 13.0%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 5.88% in the first six months of Fiscal 2009, compared to 6.81% a year ago, a decrease of 93 basis points.  For the same period, cost of funds decreased to 2.87%, compared to 4.38%, a decrease of 151 basis points.

Net interest margin ratio may vary due to many factors, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.  In the second quarter of Fiscal 2009, the Federal Reserve decreased the Fed Funds Target Rate by a total of 175 basis points on three separate increments, the first decrease in short-term interest rates since April 30, 2008.  For Fiscal 2008, Fed Funds rates were cut 7 times between September 2007 and April 2008 for a total of 325 basis points.

The Company had previously issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings.  Interest expense on the $27.8 million of trust preferred securities outstanding decreased to $916,000 for the six months ended December 31, 2008, compared to $1.2 million for the same period a year ago, a decrease of $283,000 or 23.6%.  This decrease is due in part to the expense of $125,000 unamortized debt issue costs related to the early redemption of the Trust II Trust Preferred Securities in the first quarter of Fiscal 2008.  The average rate paid on these securities decreased 190 basis points, from 8.57% at December 31, 2007 to 6.67% at December 31, 2008.

The allowance for loan and lease losses increased to $8.1 million at December 31, 2008, compared to $5.4 million at December 31, 2007, an increase of $2.7 million or 49.9%.  The ratio of allowance for loan and lease losses to total loans and leases was 0.99% as of December 31, 2008 compared to 0.71% at December 31, 2007.  Total nonperforming assets at December 31, 2008 were $4.5 million as compared to $3.7 million a year ago, an increase of $726,000 or 19.4%.  The ratio of nonperforming assets to total assets increased to 0.38% at December 31, 2008, compared to 0.34% at December 31, 2007.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

As referenced in the 8-K filed October 27, 2008, the Company was involved in a lawsuit as plaintiff which was settled for $2.8 million inclusive of the remaining amount of receivables from certain loan participation interests in the amount of $223,000.  The settlement amount, less attorney fees of $292,000, was recorded as a recovery of loan and leases losses in the second quarter of Fiscal 2009.  See Part II, Item 1 “Legal Proceedings” of this Form 10-Q for more details.

Total deposits at December 31, 2008 were $772.9 million, a decrease of $11.3 million, or 1.4%, from June 30, 2008.  The $11.3 million decrease in deposits was due to decreases in public funds of $11.8 million which are categorized in multiple categories of deposits.  Conversely, non-public funds increased from $628.0 million to $628.5 million for the six month period, net of a decrease of $4.6 million in out-of-market deposits.  The primary factors affecting interest expense on deposits was the decrease in the average rates paid from the six month period ended December 31, 2007 of 4.13% compared to 2.52% for the six month period ended December 31, 2008.

During the second quarter of Fiscal 2009, an increase in equity occurred with participation in the U.S. Treasury Department Capital Purchase Program (“CPP”).  As referenced in the 8-K filed November 21, 2008, the Company entered into an agreement with the U.S. Department of the Treasury pursuant to which the Company issued and sold to the Treasury Department (i) 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share and having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 302,419 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $12.40 per share, for an aggregate purchase price of $25.0 million in cash.  The securities were issued and sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Cumulative dividends on the Preferred Stock will accrue on the liquidation preference at a rate of 5.00% per annum for the first five years, and at a rate of 9.00% per annum thereafter, but will be paid only if, as and when declared by the Company’s Board of Directors.  Since the transaction closing date, the Bank has continued to lend money on a prudent basis to businesses, farmers and individuals within its marketplace.  New volume and renewals of existing credit since the closing of the CPP transaction totaled $64.4 million through December 31, 2008.

In January 2009, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the second quarter of the 2009 fiscal year.  The dividend will be paid on February 12, 2009 to stockholders of record on February 5, 2009.

The Company also announced in January 2009, a quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock (Series A) issued to the U.S. Treasury Department under the CPP.  The dividend amount is equal to $11.66 per preferred share.  This amount is based on a rate per annum of 5.00%, and is pro-rated over the initial dividend period from the November 21, 2008 closing date through February 15, 2009 using 30-day months.

The total risk-based capital ratio of 11.40% at December 31, 2008, increased by 57 basis points from 10.83% at June 30, 2008.  This continues to place the Bank in the “well capitalized” category within OTS regulation at December 31, 2008 and is consistent with the “well capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

In conjunction with the Company’s participation in the CPP, the Company’s Board of Directors terminated the stock buyback program in the second quarter which had been in place through November 21, 2008, in which up to 10% of the common stock of the Company outstanding on May 1, 2008 could be acquired through April 30, 2009.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for more details.

Non-interest income was $6.0 million for the six months ended December 31, 2008 as compared to $5.8 million for the same period in the prior fiscal year, an increase of $197,000, or 3.4%.  Fees on deposits increased $301,000, or 10.9% for the six months ended December 31, 2008 as compared to the same period in the prior fiscal year primarily due to increased point-of-sale interchange revenue and fee schedule adjustments.  Loan servicing income increased $44,000, or 4.2% primarily due to an increase of $38.0 million in the balances of loans serviced by the Bank from $1.03 billion at December 31, 2007 to $1.06 billion at December 31, 2008.  Net gain on sale of securities increased $125,000 for the six months ended December 31, 2008 as compared to the same period in the prior fiscal year primarily due to the sale of securities, which did not occur in the prior year.

Non-interest expense was $17.6 million for the six months ended December 31, 2008 as compared to $14.9 million for the six months ended December 31, 2007, an increase of $2.7 million, or 18.4%.  Employee compensation increased $562,000, or 9.1%, variable pay relating to employee incentives and commissions increased $480,000, or 58.1% and net healthcare costs increased $673,000, or 106.7%.  Employee compensation increased due to annual raises awarded and sales-related personnel additions.  Variable pay relating to employee incentive programs increased due to higher production activity and increased financial performance outcomes.  Healthcare costs increased as a result of higher claim activity in the second quarter of Fiscal 2009.  The Company has had a self-insured health plan since January 1994.  Management continues to believe the current structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.  The increase in net healthcare costs does not necessarily indicate a trend.  Other non-interest expense increased primarily to increases in federal deposit insurance premiums of $216,000, legal and professional expenses of $302,000, and community investment contributions of $52,000.

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

Financial Condition Data

At December 31, 2008, the Company had total assets of $1.2 billion, an increase of $69.7 million from the level at June 30, 2008.  The increase in assets since June 30, 2008 was due primarily to increases in cash and cash equivalents of $4.7 million, securities available for sale of $29.4 million, net loans and leases receivable of $25.4 million, and loans held for sale of $5.2 million.  The increase in liabilities of $42.2 million since June 30, 2008 was primarily due to increases in advances from the FHLB and other borrowings of $54.3 million.  These increases were somewhat offset by a decrease in public funds deposits of $11.8 million.  In addition, stockholders’ equity increased $27.5 million to $91.7 million at December 31, 2008 from $64.2 million at June 30, 2008, primarily due to participation in the CPP resulting in a $25.0 million increase to capital.  Capital also increased due to the net income for the six months ended December 31, 2008 of $3.8 million, but was partially offset by the net increase in unrealized losses, net of income tax benefits, of $1.2 million.

The increase in net loans and leases receivable of $25.4 million at December 31, 2008 as compared to June 30, 2008, was primarily the result of increases in agricultural loans of $31.3 million to $191.6 million, increases in commercial business and real estate of $4.0 million to $307.5 million, increases of consumer direct loans of $7.0 million to $112.7 million and an increase in construction and development loans of $4.7 million to $10.3 million.  These increases were partially offset by decreases in one-to four-family loans of $7.0 million to $93.0 million and decreases in consumer indirect loans of $12.9 million to $31.4 million at December 31, 2008 as compared to June 30, 2008.  Loans held for sale increased by $5.2 million at December 31, 2008, as compared to June 30, 2008, due primarily to seasonal fluctuation of student loan activity and increased single family loan production activity.

Cash and cash equivalents increased $4.7 million at December 31, 2008 as compared to June 30, 2008.  See the Consolidated Statement of Cash Flows for an in-depth analysis in the change in cash and cash equivalents for the six months ended December 31, 2008.

Advances from the FHLB and other borrowings increased $54.3 million to $252.8 million. The overall increase in FHLB borrowings was primarily the result of an increase in securities available for sale, an increase in loans and leases receivable, the increase in loans held for sale and the decrease in public fund deposits of $11.8 million.

The $11.3 million decrease in deposits was due to decreases in public funds of $11.8 million which are categorized in multiple categories of deposits.  Public funds have decreased, from $156.3 million at June 30, 2008 to $144.4 million at December 31, 2008, as a result of seasonal fluctuations typical with these types of municipal deposits.  For the same period, out-of-market deposits decreased from $27.3 million to $22.6 million, or 16.9%.  The in-market certificates of deposit increased since June 30, 2008 in the amount of $19.4 million.  This increase was offset by decreases in noninterest bearing and interest bearing checking accounts, money market accounts, and savings accounts of $4.5 million, $16.6 million, and $5.0 million, respectively, when compared to the totals at June 30, 2008.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

Loan and Lease Portfolio Composition

	December 31, 2008		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$92,972	11.46%	$99,989	12.76%
Commercial business and real estate (2) (3)	307,458	37.90	303,415	38.72
Multi-family real estate	45,912	5.66	45,093	5.75
Equipment finance leases	18,985	2.34	19,288	2.46
Consumer direct (4)	112,688	13.89	105,719	13.49
Consumer indirect (5)	31,421	3.87	44,294	5.65
Agricultural	191,556	23.61	160,267	20.45
Construction and development	10,297	1.27	5,645	0.72
Total loans and leases receivable (6)	$811,289	100.00%	$783,710	100.00%

(1) Excludes $10,710 and $7,958 loans held for sale at December 31, 2008 and June 30, 2008, respectively.

(2) Includes $2,912 and $3,012 tax exempt leases at December 31, 2008 and June 30, 2008, respectively.

(3) Excludes $0 and $223 commercial loans held for sale at December 31, 2008 and June 30, 2008, respectively.

(4) Excludes $3,318 and $614 student loans held for sale at December 31, 2008 and June 30, 2008, respectively.

(5) The Company announced Consumer Indirect originations ceased during the first quarter of Fiscal 2008.

(6) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

Deposit Composition

	December 31, 2008		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$88,762	11.48%	$90,598	11.55%
Interest bearing checking accounts	87,486	11.32	90,125	11.49
Money market accounts	155,123	20.07	171,689	21.89
Savings accounts	73,518	9.51	78,575	10.02
In-market certificates of deposit	345,411	44.69	325,995	41.57
Out-of-market certificates of deposit	22,617	2.93	27,255	3.48
Total deposits	$772,917	100.00%	$784,237	100.00%

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

	Three Months Ended December 31,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$819,530	$12,646	6.12%	$775,089	$13,879	7.12%
Investment securities (2) (3)	238,971	2,883	4.79%	162,701	2,119	5.18%
FHLB stock	12,069	37	1.22%	7,703	87	4.48%

Total interest-earning assets	1,070,570	$15,566	5.77%	945,493	$16,085	6.77%
Noninterest-earning assets	67,481			72,793
Total assets	$1,138,051			$1,018,286

Interest-bearing liabilities:
Deposits:
Checking and money market	$236,596	$559	0.94%	$265,510	$2,077	3.11%
Savings	64,029	127	0.79%	47,416	274	2.30%
Certificates of deposit	388,650	3,446	3.52%	371,511	4,562	4.89%
Total interest-bearing deposits	689,275	4,132	2.38%	684,437	6,913	4.02%
FHLB advances and other borrowings	233,474	1,947	3.31%	135,817	1,642	4.81%
Subordinated debentures payable to trusts (4)	27,837	480	6.84%	27,837	534	7.63%

Total interest-bearing liabilities	950,586	6,559	2.74%	848,091	9,089	4.26%
Noninterest-bearing deposits	72,626			80,806
Other liabilities	36,445			25,674
Total liabilities	1,059,657			954,571
Equity	78,394			63,715
Total liabilities and equity	$1,138,051			$1,018,286

Net interest income; interest rate spread (5)		$9,007	3.03%		$6,996	2.51%

Net interest margin (5) (6)			3.34%			2.94%

Net interest margin, TE (7)			3.40%			3.00%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Includes $125 in July 2007 for unamortized debt issuance costs.

(5)  Percentages for the three months ended December 31, 2008 and December 31, 2007 have been annualized.

(6)  Net interest margin is net interest income divided by average interest-earning assets.

(7)  Net interest margin expressed on a fully taxable equivalent basis.

	Six Months Ended December 31,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$812,657	$25,664	6.26%	$775,583	$27,999	7.18%
Investment securities (2) (3)	234,450	5,575	4.72%	153,949	3,923	5.07%
FHLB stock	12,079	158	2.59%	6,660	148	4.41%

Total interest-earning assets	1,059,186	$31,397	5.88%	936,192	$32,070	6.81%
Noninterest-earning assets	66,864			70,686
Total assets	$1,126,050			$1,006,878

Interest-bearing liabilities:
Deposits:
Checking and money market	$241,027	$1,417	1.17%	$275,962	$4,658	3.36%
Savings	67,284	388	1.14%	51,096	684	2.66%
Certificates of deposit	376,546	6,904	3.64%	367,672	9,069	4.91%
Total interest-bearing deposits	684,857	8,709	2.52%	694,730	14,411	4.13%
FHLB advances and other borrowings	233,055	4,056	3.45%	114,057	2,796	4.88%
Subordinated debentures payable to trusts (4)	27,837	936	6.67%	27,837	1,199	8.57%

Total interest-bearing liabilities	945,749	13,701	2.87%	836,624	18,406	4.38%
Noninterest-bearing deposits	75,263			79,743
Other liabilities	32,706			27,349
Total liabilities	1,053,718			943,716
Equity	72,332			63,162
Total liabilities and equity	$1,126,050			$1,006,878

Net interest income; interest rate spread (5)		$17,696	3.01%		$13,664	2.43%

Net interest margin (5) (6)			3.31%			2.90%

Net interest margin, TE (7)			3.37%			2.96%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Includes $125 in July 2007 for unamortized debt issuance costs.

(5)  Percentages for the six months ended December 31, 2008 and December 31,2007 have been annualized.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2008 vs 2007			2008 vs 2007
	Increase	Increase		Increase	Increase
	(Decrease)	(Decrease)	Total	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$808	$(2,041)	$(1,233)	$1,366	$(3,701)	$(2,335)
Investment securities (2)	998	(234)	764	2,064	(412)	1,652
FHLB stock	49	(99)	(50)	121	(111)	10

Total interest-earning assets	$1,855	$(2,374)	$(519)	$3,551	$(4,224)	$(673)

Interest-bearing liabilities:
Deposits:
Checking and money market	$(227)	$(1,291)	$(1,518)	$(590)	$(2,651)	$(3,241)
Savings	96	(243)	(147)	218	(514)	(296)
Certificates of deposit	213	(1,329)	(1,116)	222	(2,387)	(2,165)
Total interest-bearing deposits	82	(2,863)	(2,781)	(150)	(5,552)	(5,702)
FHLB advances and other borrowings	1,186	(881)	305	2,935	(1,675)	1,260
Subordinated debentures payable to trusts	—	(54)	(54)	—	(263)	(263)

Total interest-bearing liabilities	$1,268	$(3,798)	$(2,530)	$2,785	$(7,490)	$(4,705)

Net interest income increase			$2,011			$4,032

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at December 31, 2008.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $4.5 million at December 31, 2008 from $3.7 million at June 30, 2008, an increase of $726,000, or 19.4%.  Accruing loans and leases delinquent more than 90 days increased $1.4 million to $2.2 million at December 31, 2008 from $781,000 at June 30, 2008.  Nonaccruing loans and leases decreased $385,000 to $1.9 million at December 31, 2008 from $2.3 million at June 30, 2008.  Foreclosed assets decreased $273,000 to $370,000 at December 31, 2008, from $643,000 at June 30, 2008.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, was 0.38% at December 31, 2008, which is an increase from 0.34% as reported at June 30, 2008.

Nonaccruing loans and leases decreased 16.6%, or $385,000, to $1.9 million at December 31, 2008 compared to $2.3 million at June 30, 2008.  Included in nonaccruing loans and leases at December 31, 2008 were eight loans totaling $441,000 secured by one- to four-family real estate, two loans totaling $438,000 secured by commercial real estate, seven loans totaling $201,000 secured by commercial business, three loans totaling $252,000 secured by agriculture, one lease totaling $21,000 and 37 consumer loans totaling $586,000.

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

As of December 31, 2008, foreclosed assets decreased by $273,000, or 42.5%, to $370,000 as compared to $643,000 at June 30, 2008.  The balance at December 31, 2008 consisted of $265,000 of single-family collateral owned, $25,000 of equipment finance leases and $80,000 of consumer collateral owned.

At December 31, 2008, the Company had designated $26.9 million of its assets as special mention and $9.1 million of its assets as classified that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  The Company also classified $4.6 million of trust preferred securities in accordance with OTS debt security classification guidelines.  At December 31, 2008 the Company had $17.0 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $2.6 million were classified as of December 31, 2008.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes the December 31, 2008 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance the allowance existing at December 31, 2008, will be adequate in the future.

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

The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets
	December 31, 2008	June 30, 2008
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$441	$503
Commercial real estate	438	429
Commercial business	201	555
Equipment finance leases	21	27
Consumer	586	566
Agricultural	252	244
Total	1,939	2,324

Accruing loans and leases delinquent more than 90 days:
One- to four-family	281	306
Commercial real estate	988	24
Commercial business	278	71
Equipment finance leases	413	9
Consumer	94	119
Agricultural	111	252
Total	2,165	781

Foreclosed assets: (1)
One- to four-family	265	76
Equipment finance leases	25	443
Consumer	80	124
Total	370	643

Total nonperforming assets	$4,474	$3,748

Ratio of nonperforming assets to total assets	0.38%	0.34%

Ratio of nonperforming loans and leases to total loans and leases (2) (3)	0.50%	0.39%

(1)          Total foreclosed assets do not include land or other real estate owned held for sale.

(2)          Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)          Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Six Months Ended December 31,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$5,933	$5,872
Charge-offs:
One- to four-family	(1)	(3)
Commercial real estate	(9)	—
Commercial business	(23)	(620)
Equipment finance leases	(34)	(171)
Consumer	(446)	(421)
Total charge-offs	(513)	(1,215)

Recoveries:
One- to four-family	2	—
Commercial business	2,217	8
Consumer	102	134
Agricultural	5	5
Total recoveries	2,326	147

Net recoveries (charge-offs)	1,813	(1,068)

Additions charged to operations	387	620

Balance at end of period	$8,133	$5,424

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	0.22%	(0.14)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	0.99%	0.71%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	198.17%	182.75%

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

	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan and Lease Type	December 31, 2008		June 30, 2008
	(Dollars in Thousands)

One- to four-family	$384	$—	$294	$—
Commercial real estate	1,022	60	740	—
Multi-family real estate	179	—	135	—
Commercial business	2,339	67	1,678	—
Equipment finance leases	503	—	496	—
Consumer	1,181	—	1,190	—
Agricultural	2,268	130	1,270	130
Total	$7,876	$257	$5,803	$130

Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
Loan	of Loan	Loan	Valuation	of Loan	Loan	Valuation
Balance	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan and Lease Type	December 31, 2008			June 30, 2008
	(Dollars in Thousands)

Commercial real estate	3	$445	$60	—	$—	$—
Commercial business	2	155	67	—	—	—
Agricultural	2	362	130	2	316	130
Total	7	$962	$257	2	$316	$130

The allowance for loan and lease losses was $8.1 million at December 31, 2008, as compared to $5.4 million at December 31, 2007.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.99% at December 31, 2008, compared to 0.71% at December 31, 2007.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended December 31, 2008, and December 31, 2007

General.  The Company’s net income was $1.8 million, or $0.46 in basic and $0.46 in diluted earnings per share for the three months ended December 31, 2008, a $595,000 increase in earnings compared to $1.3 million, or $0.32 in basic and $0.31 in diluted earnings per share for the same period in the prior fiscal year.  For the three months ended December 31, 2008, the return on average equity and the return on average assets were 9.34% and 0.64%, respectively, compared to 7.81% and 0.49%, respectively, for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, with the increase in net interest income of $2.0 million contributing the most to the net increase.  This increase was partially offset by an increase of non-interest expense of $1.5 million for the second quarter of Fiscal 2009 as compared to the second quarter of Fiscal 2008.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $15.6 million for the three months ended December 31, 2008 as compared to $16.1 million for the same period in the prior fiscal year, a decrease of $519,000 or 3.2%.  This decrease was primarily the result of declining average yields on the interest earning assets.  Loans and leases receivable had an average yield of 6.12% for the three months ended December 31, 2008, which is 100 basis points less than the average yield of 7.12% for the three months ended December 31, 2007.  Investment securities also had a decline in average yield of 39 basis points when comparing the second quarter of Fiscal 2009 against the same period of the prior year.  The average interest-earning assets for loans and leases receivables increased $44.4 million, or 5.7% to $819.5 million for the three months ended December 31, 2008, when compared to the three months ended December 31, 2007.  Investment securities also increased in average balance by $76.3 million, or 46.9% to $239.0 million for the second quarter of Fiscal 2009, when compared to the average balance of the same quarter of the prior fiscal year.  The net revenue decrease attributable to the overall declining yields was $2.4 million when comparing the three months ended December 31, 2008 against the same period ended December 31, 2007.  This net revenue decrease was offset by $1.9 million of revenue increases from larger average assets invested for the second quarter of Fiscal 2009 as compared to the second quarter of Fiscal 2008.

Interest Expense.  Interest expense was $6.6 million for the three months ended December 31, 2008 as compared to $9.1 million for the same period in the prior fiscal year, a decrease of $2.5 million or 27.8%.  A $2.9 million decrease in interest expense was the result of a decrease in the average rate paid of 4.02% on interest-bearing deposits for the three months ended December 31, 2007 to an average rate paid of 2.38% for the three months ended December 31, 2008.  An increase of 0.71% in the average volume on interest-bearing deposits for the three month period ended December 31, 2008, as compared to the three month period ended December 31, 2007, slightly offset the overall decrease in interest expense for interest-bearing deposits by $82,000.   Offsetting the overall decrease in interest expense was an increase of $97.7 million or 71.9%, in the average volume of FHLB advances and other borrowings.  This volume change resulted in an increase to interest expense in the amount of $1.2 million.  The average yield of FHLB advances and other borrowings declined to 3.31% for the three months ended December 31, 2008 from 4.81% for the three month period ended December 31, 2007, resulting in a reduction in interest expense of $881,000.  Interest expense for subordinated debentures payable to trusts also declined by $54,000 as a result of the yield declining from 7.63% to 6.84% during the same comparable quarters.  The average rate paid on total interest-bearing liabilities was 2.74% for the three months ended December 31, 2008 as compared to 4.26% for the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income for the three months ended December 31, 2008 increased $2.0 million or 28.7%, to $9.0 million compared to $7.0 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to decreases in the average rate paid on interest-bearing liabilities and increases in the average volume of interest-earning assets for the three months ended December 31, 2008 compared to the same period in the prior fiscal year.  The Company’s net interest margin on a fully taxable equivalent basis was 3.40% for the three months ended December 31, 2008 as compared to 3.00% for the same period in the prior fiscal year.

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

During the three months ended December 31, 2008, the Company did not record a provision for losses on loans and leases due in part to a large loan loss recovery which increased the allowance for loan and lease losses during the quarter.  In the three month period ended December 31, 2007, a provision of $295,000 was incurred, which results in the current year provision decreasing by $295,000 from the same period of Fiscal 2008.  The Company previously announced a net loan loss recovery of $2.2 million from a settlement of a previously disclosed lawsuit against MetaBank.  During the quarter, the Company bolstered its methodology for calculating the allowance for loan and lease losses to better capture the impact of the economic recession currently being experienced across the country.   See “Asset Quality” for further discussion.

Non-interest Income.  Non-interest income was $2.9 million for the quarter ended December 31, 2008 compared to $3.0 million at December 31, 2007, a decrease of $37,000 or 1.2%.  Gain on sale of loans and trust income decreased $154,000 and $96,000, respectively, while fees on deposits and net gain on sale of securities increased $163,000 and $45,000, respectively, when compared to the same quarter of the prior fiscal year.

Gain on sale of loans decreased $154,000 to $285,000 for the three months ended December 31, 2008 from $439,000 for the three months ended December 31, 2007, primarily due to a decrease in pooled loan sales which occurred in the prior fiscal year.  Trust income decreased to $153,000 for the three months ended December 31, 2008 from $249,000 for the three months ended December 31, 2007, due in part to a decrease in managed assets from falling financial market values.  Fees on deposits increased $163,000 for the three months ended December 31, 2008 as compared to the same period in the prior fiscal year primarily due to increased point-of-sale interchange revenue and fee schedule adjustments.  Net gain on sale of securities increased $45,000 for the three months ended December 31, 2008 as compared to the same period in the prior fiscal year primarily due to the sale of securities, which did not occur in the prior year.

Non-interest Expense.  Non-interest expense was $9.2 million for the three months ended December 31, 2008 as compared to $7.7 million for the three months ended December 31, 2007, an increase of $1.5 million, or 19.0%.  The increase in non-interest expense was primarily due to increases in compensation and employee benefits of $1.0 million, foreclosed real estate and other properties, net of $59,000, and other non-interest expense of $264,000.

Compensation and employee benefits increased $1.0 million, or 21.7%, from $4.8 million for the three months ended December 31, 2007 to $5.8 million for the three months ended December 31, 2008.  Employee compensation increased $346,000, or 10.9%, variable pay relating to employee incentives and commissions increased $209,000, or 60.9% and net healthcare costs increased $537,000, or 131.1%.  Management continues to believe the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year, and the increase in net healthcare costs does not necessarily indicate a trend.  Employee compensation increased due to annual raises awarded and additional personnel since the three month period ended December 31, 2007.  Variable pay relating to employee incentive programs increased due to higher production and net income.  Healthcare costs increased as a result of higher claim activity in the November and December of 2008.

Foreclosed real estate and other properties, net, increased $59,000 to $96,000 for the three months ended December 31, 2008 as compared to the same period in the prior fiscal year due to increased activity in repossessed equipment.

Other non-interest expenses rose $264,000 largely due to increases in federal deposit insurance premiums of $99,000, legal and professional expenses of $117,000, and community investment contributions of $74,000. Previously, the Company had credits to offset federal deposit insurance premiums.  No future credits exist to offset this cost in the future.  Legal and consulting costs increased due in part to a lawsuit which was settled in the second quarter of Fiscal 2009, in addition to legal review costs related to the participation in the CPP as mentioned earlier.  Community investment contributions increased primarily due to the timing for which these investments were incurred.  Some of the investments incurred were previously incurred in both the first and third quarters of Fiscal 2008.  There has not been a large increase in new community investments from the prior fiscal year.

Income tax expense.  The Company’s income tax expense for the three months ended December 31, 2008 increased $206,000 or 29.1% to $914,000 compared to $708,000 for the same period in the prior fiscal year.  The effective tax rate was 33.1% and 36.1% for the three months ended December 31, 2008 and 2007, respectively.

Comparison of the Six Months Ended December 31, 2008, and December 31, 2007

General.  The Company’s net income was $3.8 million, or $0.96 in basic and $0.95 in diluted earnings per share for the three months ended December 31, 2008, a $1.2 million increase in earnings compared to $2.6 million, or $0.65 in basic and $0.64 in diluted earnings per share for the same period in the prior fiscal year.  For the six months ended December 31, 2008, the return on average equity and the return on average assets were 10.48% and 0.67%, respectively, compared to 8.18% and 0.51%, respectively, for the same period in the prior fiscal year.  As discussed in more detail below, the increases were due to a variety of key factors, including an increase in net interest income of $4.0 million and non-interest income of $197,000.  These increases were offset by an increase of non-interest expense of $2.7 million for the six months ended December 31, 2008 as compared to the same period in Fiscal 2008.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $31.4 million for the six months ended December 31, 2008 as compared to $32.1 million for the same period in the prior fiscal year, a decrease of $673,000 or 2.1%.  This decrease was primarily the result of declining average yields on the interest earning assets.  Loans and leases receivable had an average yield of 6.26% for the six months ended December 31, 2008, which is 92 basis points less than the average yield of 7.18% for the six months ended December 31, 2007.  Investment securities also had a decline in average yield of 35 basis points when comparing the first six months of Fiscal 2009 against the same period of the prior year.  The average interest-earning assets for loans and leases receivable increased $37.1 million or 4.8%, to $812.7 million for the six months ended December 31, 2008.   Investment securities also increased in average balance by $80.5 million or 52.3%, to $234.5 million for the first six months of Fiscal 2009, when compared to the average balance of the prior fiscal year.  The interest income decrease attributable to the overall declining yields was $4.2 million when comparing the six months ended December 31, 2008 against the same period ended December 31, 2007.  This interest income decrease was offset by $3.6 million of revenue increases from larger average assets invested for the first six months of Fiscal 2009 as compared to the first six months of Fiscal 2008.

Interest Expense.  Interest expense was $13.7 million for the six months ended December 31, 2008 as compared to $18.4 million for the same period in the prior fiscal year, a decrease of $4.7 million or 25.6%.  A $5.6 million decrease in interest expense was the result of a decrease in the average rate paid of 4.13% on interest-bearing deposits for the six months ended December 31, 2007 to an average rate paid of 2.52% for the six months ended December 31, 2008.  A 1.4% decrease in the average volume on interest-bearing deposits contributed to $150,000 of the total decrease in interest expense.  Offsetting the overall decrease in interest expense was an increase of $2.9 million in interest expense due to a 104.3% increase in the average volume of FHLB advances and other borrowings.  This increase in average volume of FHLB advances and other borrowings was partially offset by a $1.7 million reduction in interest expense due to this cost of funding declining from 4.88% for the six months ended December 31, 2007 to 3.45% for the six months ended December 31, 2008.  Interest expense for subordinated debentures payable to trusts also declined by $263,000 as a result of the yield declining from 8.57% to 6.67% during the same comparable six month periods.  The average rate paid on total interest-bearing liabilities was 2.87% for the six months ended December 31, 2008 as compared to 4.38% for the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income for the six months ended December 31, 2008 increased $4.0 million, or 29.5%, to $17.7 million compared to $13.7 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to decreases in the average rate paid on interest-bearing liabilities and increases in the average volume of interest-earning assets for the six months ended December 31, 2008 compared to the same period in the prior fiscal year.  The Company’s net interest margin on a fully taxable equivalent basis was 3.37% for the six months ended December 31, 2008 as compared to 2.96% for the same period in the prior fiscal year.

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

During the six months ended December 31, 2008, the Company recorded a provision for losses on loans and leases of $387,000 compared to $620,000 for the six months ended December 31, 2007, a decrease of $233,000.  The reduction in the provision was due in part to a large loan loss recovery which increased the allowance for loan and lease losses during the second quarter of Fiscal 2009.  The Company previously announced a net loan loss recovery of $2.2 million from a settlement of a previously disclosed lawsuit against MetaBank.  During the second quarter, the Company bolstered its methodology for calculating the allowance for loan and lease losses to better capture the impact of the economic recession currently being experienced across the country.  See “Asset Quality” for further discussion.

Non-interest Income.  Non-interest income was $6.0 million for the six months ended December 31, 2008 as compared to $5.8 million for the same period in the prior fiscal year, an increase of $197,000, or 3.4%.  The increase in non-interest income was attributable to increases of $301,000 in fees on deposits, $44,000 in loan servicing income, and $125,000 in net gain on sale of securities.  These increases were partially offset by a decrease of $162,000 in net gain on sale of loans and a decrease of $123,000 in trust income for the six months ended December 31, 2008 as compared to the same period in the prior fiscal year.

Fees on deposits increased $301,000, or 10.9% for the six months ended December 31, 2008 as compared to the same period in the prior fiscal year primarily due to increased point-of-sale interchange revenue and fee schedule adjustments.  Loan servicing income increased $44,000, or 4.2% primarily due to an increase of $38.0 million in the balances of loans serviced by the Bank from $1.03 billion at December 31, 2007 to $1.06 billion at December 31, 2008.  Net gain on sale of securities increased $125,000 for the six months ended December 31, 2008 as compared to the same period in the prior fiscal year primarily due to the sale of securities, which did not occur in the prior year.

Non-interest Expense.  Non-interest expense was $17.6 million for the six months ended December 31, 2008 as compared to $14.9 million for the six months ended December 31, 2007, an increase of $2.7 million, or 18.4%.  The increase in non-interest expense was primarily due to increases in compensation and employee benefits of $1.7 million, marketing of $105,000, foreclosed real estate and other properties, net of $133,000, and other non-interest expense of $647,000.

Compensation and employee benefits increased $1.7 million, or 18.6%, from $9.2 million for the six months ended December 31, 2007 to $10.9 million for the six months ended December 31, 2008.  Employee compensation increased $562,000, or 9.1%, variable pay relating to employee incentives and commissions increased $480,000, or 58.1% and net healthcare costs increased $673,000, or 106.7%.  Employee compensation increased due to annual raises awarded and additional personnel since the six month period ended December 31, 2007.  Variable pay relating to employee incentive programs increased due to higher production and net income.  Healthcare costs increased as a result of higher claim activity in the second quarter of Fiscal  2009.  Management continues to believe the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year, and the increase in net healthcare costs does not necessarily indicate a trend.

Marketing increased $105,000 from $562,000 for the six months ended December 31, 2007 to $667,000 for the six months ended December 31, 2008 due to increased promotional activities.

Foreclosed real estate and other properties, net, increased by $133,000 to $213,000 for the six months ended December 31, 2008 as compared to the same period in the prior fiscal year due to increased activity in repossessed equipment.

Other non-interest expenses rose $647,000 largely due to increases in federal deposit insurance premiums of $216,000, legal and professional expenses of $302,000, and community investment contributions of $52,000.  Previously, the Company had credits to offset federal deposit insurance premiums.  No future credits exist to offset this cost in the future.  Legal and consulting costs increased due in part to a lawsuit, which was settled in the second quarter of Fiscal 2009, in addition to legal review costs related to the participation in the CPP as mentioned earlier.  Community investment contributions increased primarily due to the timing for which these investments were incurred.  Some of the investments incurred were previously incurred in third quarter of Fiscal 2008.  There has not been a large increase in new community investments from the prior fiscal year.

Income tax expense.  The Company’s income tax expense for the six months ended December 31, 2008 increased $512,000 or 37.2% to $1.9 million compared to $1.4 million for the same period in the prior fiscal year.  The effective tax rate was 33.1% and 34.6% for the six months ended December 31, 2008 and 2007, respectively.

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

The Bank anticipates it will have sufficient funds available to meet current loan commitments.  At December 31, 2008, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $29.0 million.  In addition, the Bank had outstanding commitments to sell mortgage loans of $20.1 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to funding for use in liquidity management.  At December 31, 2008, the Bank had no outstanding commitments to purchase investment securities available for sale and no commitments to sell investment securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank has unsecured federal funds accommodations totaling $15.0 million with correspondent banks.  In addition, the Company has a revolving line of credit totaling $6.0 million with a correspondent bank.  There were no funds drawn on either line of credit at December 31, 2008.  Additionally, as of December 31, 2008, the Bank had $22.6 million in out-of-market certificates of deposit.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock pursuant to Board of Directors approved plans, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

In conjunction with the Company’s participation in the CPP, the Company’s Board of Directors terminated the stock buyback program in the second quarter which had been in place through November 21, 2008, in which up to 10% of the common stock of the Company outstanding on May 1, 2008 could be acquired through April 30, 2009.  See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for more details.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At December 31, 2008, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.00% at December 31, 2008.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 11.40% at December 31, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  This statement makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements.  SFAS 162 provides for slight modifications to the current hierarchy in place by adding FASB Staff Positions, Statement 133 Implementation Issues, and EITF D-Topics to it.  The Company adopted SFAS No. 162 effective November 15, 2008, and the adoption did not have a material impact on its results of consolidated financial condition, results of operations or cash flow.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60” (SFAS 163).  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Expanded disclosures about financial guarantee insurance contracts are also required by this statement.  SFAS 163 is effective July 1, 2009.  The Company is in the process of assessing the impact on its results of operations, financial position, and cash flow.

In October 2008, the FASB issued SFAS No. 157-3, which clarifies the application of SFAS 157, Fair Value Measurements, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value.  In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales.  When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable.  The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset.  The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, we adopted the FSP beginning July 1, 2008.  The adoption of the FSP did not have a material impact on our financial results or fair value determinations.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, amending the disclosure guidance in FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  The FSP states  that the purpose is to increase the transparency in the disclosure of Postretirement Benefit Plan Assets and to provide users an understanding of the following:  investment allocation decision-making, including the factors that are pertinent to the investment policies and strategies; the major categories of plan assets; the valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations of risk with plan assets.  FAS 132(R)-1 is effective for annual reporting for the fiscal year beginning July 1, 2009.  The Company is in the process of assessing the impact on its results of operations, financial position, and cash flow.

In December 2008, the FASB issued Staff Position No. FAS 140-4, amending FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  It also amends FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  FAS 140-4 is effective immediately and management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

In January 2009, the FASB issued Staff Position No. EITF 99-20-1, amending the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” (EITF 99-20-1).  For debt securities that are not within the scope of Issue 99-20, SFAS No. 115 applies.  SFAS No. 115 does not require exclusive reliance on market participant assumptions about future cash flows.  Rather, SFAS No. 115 permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.  The FSP is effective immediately and the application of the FSP did not have a material impact on our financial results or fair value determinations.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at December 31, 2008 and 2007, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2008 or that the Company’s primary market risk exposures and how those exposures were managed during the six months ended December 31, 2008 changed significantly when compared to June 30, 2008.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

December 31, 2008
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$106,719	$(6,122)	(5)%
+200	111,462	(1,379)	(1)
+100	114,871	2,030	2
—	112,841	—	—
-100	105,266	(7,575)	(7)

December 31, 2007
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$100,026	$(23,435)	(19)%
+200	109,065	(14,396)	(12)
+100	117,085	(6,376)	(5)
—	123,461	—	—
-100	125,554	2,093	2
-200	124,386	925	1

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

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

On June 26, 2006, the Company filed a $3.8 million lawsuit against MetaBank and two individuals, J. Tyler Haahr and Daniel A. Nelson, for their role in a participation loan, alleging fraud, breach of fiduciary duty, conspiracy and negligent misrepresentation.  These damages were the result of a failure by the lead bank to make disclosures regarding an investigation of the commercial customer by the Iowa Attorney General at the time the Bank agreed to an extension of loan participation agreements.  As referenced in the 8-K filed October 27, 2008, the lawsuit was settled for $2.8 million inclusive of the remaining amount of receivables from certain loan participation interests of $223,000.  The settlement amount, less attorney fees of $292,000, was recorded as a net loan loss recovery of $2.2 million in the second quarter of Fiscal 2009.  No further action or expense relating to this matter is expected in the future.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock and the remaining amount that can be purchased in the current program during the quarterly period ended December 31, 2008:

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
October 1 - 31, 2008	—	$0.00	—	388,794
November 1 - 21, 2008	—	$0.00	—	388,794
Nov. 22 - Dec. 31, 2008	TERMINATION OF PROGRAM-NO SHARES AVAILABLE			0
2nd Quarter Total	—	$0.00	—

In conjunction with the Company’s participation in the CPP, the Company’s Board of Directors terminated the stock buyback program in the second quarter which had been in place through November 21, 2008, in which up to 10% of the common stock of the Company outstanding on May 1, 2008 could be acquired through April 30, 2009.

Item 4.                    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on November 19, 2008, (the “Annual Meeting”), the stockholders elected the three individuals nominated to serve as Class III directors until 2011 or until their respective successors are elected and qualified, as set forth in Proposal 1 in the Company’s Proxy Statement relating to the Annual Meeting.  The three individuals elected, and the number of votes cast for, or withheld, with respected to each of them, is as follows:

Curtis L. Hage	For: 2,920,856	Vote Withheld: 192,221
Christine E. Hamilton	For: 2,938,563	Vote Withheld: 174,513
Thomas L. Van Wyhe	For: 2,942,957	Vote Withheld: 170,121

The following directors continue to serve on the Board of Directors following the Annual Meeting:  Curtis J. Bernard, Charles T. Day, Robert L. Hanson and Wm. G. Pederson.

The Company also voted and approved the ratification of the re-appointment of Eide Bailly, LLP as the Company’s auditors for fiscal year ending June 30, 2009.  The number of votes for ratification and the related percentage of votes actually cast are as follows:

For:	3,077,299	Actually Cast:	98.85%
Against:	17,100	Actually Cast:	0.55%
Abstain:	18,679	Actually Cast:	0.60%

Item 6.                    Exhibits

Regulation S-K Exhibit Number	Document
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HF FINANCIAL CORP.

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.

(Registrant)

Date:	February 12, 2009	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2009	By:	/s/ Darrel L. Posegate
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