Form 10-Q
period 2009-03-31
HF FINANCIAL CORP
filed 2009-05-14
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒

As of May 8, 2009, there were 4,025,982 shares of the Registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	March 31, 2009	June 30, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$13,732	$21,170
Securities available for sale	250,045	225,004
Federal Home Loan Bank stock	12,476	11,245
Loans held for sale	21,193	8,796

Loans and leases receivable	819,530	783,710
Allowance for loan and lease losses	(8,140)	(5,933)
Net loans and leases receivable	811,390	777,777

Accrued interest receivable	7,764	7,540
Office properties and equipment, net of accumulated depreciation	15,522	14,849
Foreclosed real estate and other properties	695	643
Cash value of life insurance	14,457	14,050
Servicing rights	11,374	11,189
Goodwill, net	4,951	4,951
Other assets	8,392	6,280
Total assets	$1,171,991	$1,103,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$804,208	$784,237
Advances from Federal Home Loan Bank and other borrowings	210,335	198,454
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	18,147	10,795
Accrued expenses and other liabilities	17,370	17,968
Total liabilities	1,077,897	1,039,291

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, 25,000 shares issued at March 31, 2009	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 6,109,437 and 6,035,447 shares issued at March 31, 2009 and June 30, 2008, respectively	61	60
Common stock subscribed for but not issued	—	95
Additional paid-in capital	48,028	21,905
Retained earnings, substantially restricted	80,341	76,041
Accumulated other comprehensive (loss), net of related deferred tax effect	(3,439)	(3,001)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at March 31, 2009 and June 30, 2008, respectively	(30,897)	(30,897)
Total stockholders’ equity	94,094	64,203
Total liabilities and stockholders’ equity	$1,171,991	$1,103,494

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Interest, dividend and loan fee income:
Loans and leases receivable	$12,045	$13,188	$37,709	$41,187
Investment securities and interest-earning deposits	2,963	2,354	8,696	6,425
	15,008	15,542	46,405	47,612
Interest expense:
Deposits	3,515	5,693	12,224	20,104
Advances from Federal Home Loan Bank and other borrowings	2,343	2,154	7,335	6,149
	5,858	7,847	19,559	26,253
Net interest income	9,150	7,695	26,846	21,359

Provision for losses on loans and leases	414	551	801	1,171

Net interest income after provision for losses on loans and leases	8,736	7,144	26,045	20,188

Non-interest income:
Fees on deposits	1,304	1,290	4,373	4,058
Loan servicing income	617	589	1,708	1,636
Gain on sale of loans, net	543	257	1,079	955
Trust income	158	229	533	727
Gain on sale of securities, net	387	—	512	—

Total other-than-temporary impairment losses	(3,158)	—	(3,158)	—
Portion of loss recognized in other comprehensive income (before taxes)	2,797	—	2,797	—
Net impairment losses recognized in earnings	(361)	—	(361)	—

Other	356	442	1,138	1,212
	3,004	2,807	8,982	8,588
Non-interest expense:
Compensation and employee benefits	5,232	4,987	16,181	14,218
Occupancy and equipment	1,034	941	3,023	2,859
FDIC insurance	272	23	535	70
Check and data processing expense	671	594	1,945	1,815
Marketing	225	221	892	783
Foreclosed real estate and other properties, net	6	33	219	113
Other	968	755	3,192	2,548
	8,408	7,554	25,987	22,406

Income before income taxes	3,332	2,397	9,040	6,370

Income tax expense	1,161	774	3,048	2,149
Net income	2,171	1,623	5,992	4,221

Preferred stock dividends and accretion	340	—	340	—

Net income available for common shareholders	$1,831	$1,623	$5,652	$4,221

Comprehensive income	$2,640	$1,681	$5,214	$5,284

Cash dividends declared per share	$0.1125	$0.1075	$0.3375	$0.3225

Earnings per common share:
Basic	$0.45	$0.41	$1.41	$1.06
Diluted	$0.45	$0.40	$1.40	$1.05

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$5,992	$4,221
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	801	1,171
Depreciation	1,292	1,241
Amortization of discounts and premiums on securities and other	1,255	1,177
Stock based compensation	303	483
Net change in loans held for resale	(11,318)	(196)
(Gain) on sale of loans, net	(1,079)	(955)
Realized (gain) on sale of securities, net	(512)	(219)
Other-than-temporary impairments recognized in non-interest income	361	—
Losses and provision for losses on sales of foreclosed real estate and other properties, net	19	31
Change in other assets and liabilities	(4,562)	(1,504)
Net cash provided by (used in) operating activities:	(7,448)	5,450

Cash flows from investing activities
Loan participations purchased	(969)	(5,477)
Net change in loans outstanding	(34,385)	10,832
Securities available for sale:
Sales and maturities and repayments	74,921	52,206
Purchases	(99,288)	(123,419)
Purchase of Federal Home Loan Bank stock	(5,565)	(7,365)
Redemption of Federal Home Loan Bank stock	4,334	1,871
Proceeds from sale of office properties and equipment	—	1,274
Purchase of office properties and equipment	(1,965)	(1,020)
Purchase of servicing rights	(857)	(1,170)
Proceeds from sale of foreclosed real estate and other properties, net	451	449
Net cash (used in) investing activities:	(63,323)	(71,819)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	19,971	(71,645)
Proceeds of advances from Federal Home Loan Bank and other borrowings	4,054,528	1,311,434
Payments on advances from Federal Home Loan Bank and other borrowings	(4,042,647)	(1,179,779)
Proceeds from issuance of subordinated debentures	—	5,000
Redemption of subordinated debentures	—	(5,000)
Increase in advances by borrowers	7,352	5,087
Purchase of treasury stock	—	(1,618)
Proceeds from issuance of preferred stock	25,000	—
Proceeds from issuance of common stock	821	470
Cash dividends paid	(1,692)	(1,275)
Net cash provided by financing activities:	63,333	62,674
(Decrease) in cash and cash equivalents	(7,438)	(3,695)
Cash and cash equivalents
Beginning	21,170	22,476
Ending	$13,732	$18,781

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$21,054	$25,999
Cash payments for income and franchise taxes, net	2,795	2,638

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended March 31, 2009 and 2008

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

NOTE 2.                REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at March 31, 2009:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$58,420	5.00%
Actual	96,371	8.25
Excess over required	37,951	3.25

Total Risk-based capital (to risk-weighted assets):
Required	$94,645	10.00%
Actual	104,255	11.02
Excess over required	9,610	1.02

NOTE 3.                EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. The weighted average number of basic common shares outstanding for the three months ended March 31, 2009 and 2008 was 4,024,335 and 3,960,315, respectively.   The weighted average number of basic common shares outstanding for the nine months ended March 31, 2009 and 2008 was 4,000,456 and 3,976,414, respectively.

Dilutive earnings per common share is similar to the computation of basic earnings per common share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended March 31, 2009 and 2008 was 4,034,659 and 4,014,770, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the nine months ended March 31, 2009 and 2008 was 4,025,426 and 4,035,416, respectively.

NOTE 4.                INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows

	March 31, 2009				June 30, 2008
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$1,117	$46	$—	$1,163	$8,490	$173	$—	$8,663
Federal Home Loan Bank	1,500	8	—	1,508	3,944	87	—	4,031
Municipal bonds	14,419	389	(136)	14,672	12,319	51	(189)	12,181
Trust preferred securities	11,934	—	(5,647)	6,287	12,372	—	(2,080)	10,292
	28,970	443	(5,783)	23,630	37,125	311	(2,269)	35,167

Equity securities:
FNMA-common	8	—	(8)	—	8	—	—	8
Farmer Mac-common	7	—	(7)	—	7	2	—	9
Other investments	253	—	—	253	253	—	—	253
	268	—	(15)	253	268	2	—	270

Residential mortgage-backed securities	223,771	3,625	(1,234)	226,162	190,947	558	(1,938)	189,567
	$253,009	$4,068	$(7,032)	$250,045	$228,340	$871	$(4,207)	$225,004

During the third quarter of Fiscal 2009, the Company early adopted FASB Staff Position(“FSP”) No. FAS 115-2, The Recognition and Presentation of Other-Than-Temporary Impairments, which changes the recognition and presentation of other-than-temporary impairments.  Management has implemented a process to identify securities that could potentially have a credit impairment that is other than temporary.  This process involves evaluation of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

For all securities that are considered temporarily impaired, the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost, which may occur at maturity.  The Company believes that it will collect all principal and interest due on all investments that have amortized cost in excess of fair value that are considered only temporarily impaired.

The following table presents the fair value and age of gross unrealized losses by investment category at March 31, 2009, in accordance with FSP FAS 115-2:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
Municipal bonds	$1,969	$(66)	$1,199	$(70)	$3,168	$(136)
Trust preferred securities	—	—	6,287	(5,647)	6,287	(5,647)
	1,969	(66)	7,486	(5,717)	9,455	(5,783)
Equity securities:
FNMA-common	—	(8)	—	—	—	(8)
Farmer Mac-common	—	(7)	—	—	—	(7)
	—	(15)	—	—	—	(15)
Residential mortgage- backed securities	52,993	(356)	25,083	(878)	78,076	(1,234)
	$54,962	$(437)	$32,569	$(6,595)	$87,531	$(7,032)

The unrealized losses reported for municipal bonds relate to 21 municipal general obligation or revenue bonds.  The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes.  Management does not believe any individual unrealized losses as of March 31, 2009, represent an other-than-temporary impairment for these investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for residential mortgage-backed securities relate to 68 securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government.  Residential mortgage-backed securities also include one “private-label” collateralized mortgage obligation with an amortized amount of $2.1 million, which has maintained its AAA rating as of March 31, 2009.  Management does not believe any of these unrealized losses as of March 31, 2009, represent an other-than-temporary impairment for those investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for trust preferred securities are attributable to six rated pooled securities.  Rating downgrades regarding these investments have occurred during the current fiscal year placing each in a below investment grade rating.  The securities have an amortized cost of $3.7 million rated B3, $2.5 million rated Caa1, and $5.7 million rated Ca.  The market for these securities is currently inactive.  The Company performed assessments of available information for each security during the third quarter ended March 31, 2009, and also considered factors such as overall deal structure and its position within the structure, quality of underlying issuers within each pool, defaults and recoveries, loss severities and prepayments.  Based upon scenarios developed in regard to this information, management compared the present value of best estimates of cash flows expected to be collected from each security at the security’s effective interest rate to the amortized cost basis of each security.  Management determined that three securities exhibited an other-than-temporary impairment.  The difference between the present value of cash flows and the amortized cost basis for each of the three securities was recorded as credit loss impairment and recognized in earnings in the amount of $361,000.  The amortized cost basis of the three securities was reduced by the amount of credit loss.  The remaining impairment amount related to other factors of $2.8 million was recognized in other comprehensive income, net of applicable taxes.  The unrealized losses on these trust preferred securities can primarily be attributed to changes in credit spreads since the securities were acquired.  See Note 6 “Fair Value Measurement” for additional information related to the determination of fair value.  The Company does not have the intent to sell these six securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.  Within this segment, five securities with amortized cost of $9.9 million are quarterly variable-rate securities tied to 3-month LIBOR.

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses:

Three Months Ended
March 31, 2009
(Dollars in Thousands)

Beginning balance of credit losses on securities held as of January 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$—

Credit losses for which an other-than-temporary impairment was not previously recognized	361

Ending balance of credit losses on securities held as of March 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$361

NOTE 5.                SEGMENT REPORTING

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.  The Company’s reportable segments are “banking” (including leasing activities) and “other.”  The “banking” segment is conducted through the Bank and Mid America Capital and the “other” segment is composed of smaller non-reportable segments, the Company and inter-segment eliminations.

The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources and monitoring performance, which is primarily based on products.

	Three Months Ended March 31,
	2009			2008
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$9,574	$(424)	$9,150	$8,165	$(470)	$7,695
Provision for losses on loans and leases	(414)	—	(414)	(551)	—	(551)
Non-interest income	2,968	36	3,004	2,717	90	2,807
Intersegment non-interest income	(21)	(40)	(61)	(28)	(16)	(44)
Non-interest expense	(8,105)	(303)	(8,408)	(7,394)	(160)	(7,554)
Intersegment non-interest expense	—	61	61	—	44	44
Income (loss) before income taxes	$4,002	$(670)	$3,332	$2,909	$(512)	$2,397

Total assets at March 31	$1,146,675	$25,316	$1,171,991	$1,064,393	$3,496	$1,067,889

	Nine Months Ended March 31,
	2009			2008
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$28,152	$(1,306)	$26,846	$22,962	$(1,603)	$21,359
Provision for losses on loans and leases	(801)	—	(801)	(1,171)	—	(1,171)
Non-interest income	8,746	236	8,982	8,409	179	8,588
Intersegment non-interest income	(85)	(97)	(182)	(82)	(50)	(132)
Non-interest expense	(24,878)	(1,109)	(25,987)	(21,707)	(699)	(22,406)
Intersegment non-interest expense	—	182	182	—	132	132
Income (loss) before income taxes	$11,134	$(2,094)	$9,040	$8,411	$(2,041)	$6,370

Total assets at March 31	$1,146,675	$25,316	$1,171,991	$1,064,393	$3,496	$1,067,889

NOTE 6.                FAIR VALUE MEASUREMENT

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company has not applied the provisions of this statement to non-financial assets and liabilities.  The Company early adopted FASB Staff Position 157-4, dated April 9, 2009, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, during the third quarter of Fiscal 2009 which amended FASB Staff Postion 157-3, dated October 10, 2008, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  SFAS 157 defines fair value and establishes a consistent framework for measuring fair value under GAAP and expands disclosure requirements for fair value measurements.  Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  The standard describes three levels of inputs that may be used to measure fair value:

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

The table below presents the Company’s balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at March 31, 2009:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in Thousands)

Securities available for sale	$—	$243,758	$6,287	$250,045
Interest rate swap contracts	—	(1,134)	—	(1,134)

The Company used the following methods and significant assumptions to estimate the fair value of items:

Securities available for sale: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company outsources this valuation primarily to a third party provider which utilizes several sources for valuing fixed-income securities.  Sources utilized by the third party provider include pricing models that vary based by asset class and include available trade, bid, and other market information.  This methodology includes broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs.  As further valuation sources, the third party provider uses a proprietary valuation model and capital markets trading staff.  This proprietary valuation model is used for valuing municipal securities. This model includes a separate curve structure for Bank-Qualified municipal securities. The grouping of municipal securities is further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves.

The securities shown in Level 3 relate to trust preferred securities which are currently part of an inactive market.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade, and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market for pooled trust preferred securities have been issued since 2007.  Given conditions in the debt markets and the absence of observable orderly transactions in the secondary and new issue markets, management determined that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique.

During the third quarter of Fiscal 2009, the Company modified the valuation technique used to measure fair value of trust preferred securities.  In addition to the previous valuation approach utilizing trust preferred security valuations prepared by an independent third party, management derived valuations under various cash flow scenarios.  The results of the third party valuation and the valuation derived by management were weighted each at 50% and used to measure fair value for each security.  If the Company had not modified the valuation technique, other comprehensive income would have decreased by an additional $1.3 million, net of taxes.  The approaches to determining fair value included the following factors:

1.               The credit quality of the collateral estimated using average probability of default values.

2.               The loss given default was assumed to be 95% (i.e. a 5% recovery) for third party valuations.  Management utilized a range of loss given default based upon a review of the financial condition of underlying issuers in each pool.

3.               The cash flows were forecasted for the underlying collateral and applied to each tranche to determine the resulting distribution among the securities.

4.               The best estimates of expected cash flows were discounted to calculate the present value of the security.  Management considered a range of discount rates based upon three factors:  (1) a risk-free rate based on the rate of return on government debt securities, (2) the credit spread for AA or A Bank Corporate Debt Indices, and (3) a liquidity or “risk premium” of 200 basis points.

5.               The calculations were modeled in several thousand scenarios and the average price was used for the third party valuations.  Management utilized an average price derived from various cash flow scenarios.

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

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3) - Securities Available for Sale
	Three Months Ended	Nine Months Ended
	March 31, 2009	March 31, 2009
	(Dollars in Thousands)

Beginning balance	$6,974	$—
Total realized/unrealized gains (losses)
Included in earnings	(361)	(361)
Included in other comprehensive loss	(326)	(2,788)
Purchases, issuances, (paydowns) and (sales)	—	(62)
Transfers into or (out) of Level 3	—	9,498
Ending balance	$6,287	$6,287

The table below presents the Company’s balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at March 31, 2009:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in Thousands)

Impaired loans	$—	$628	$—	$628

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans.  Collateral is primarily real estate and its fair value is generally determined based on real estate appraisals or other evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Impaired loans that are collateral dependent are written down to their fair value, less costs to sell, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs such as recent sales of similar assets or observable market data for operational or carrying costs.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Dollars in Thousands)

Service cost	$119	$112	$356	$335
Interest cost	120	109	360	328
Amortization of prior losses	16	—	46	—
Expected return on plan assets	(115)	(122)	(368)	(365)
Total costs recognized in expense	$140	$99	$394	$298

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

Reported below is a summary of net healthcare costs by quarter during Fiscal 2009 and Fiscal 2008:

	Fiscal Years Ended June 30,
	2009	2008
	(Dollars in Thousands)

Quarter ended September 30	$358	$221
Quarter ended December 31	945	409
Quarter ended March 31	704	328
Quarter ended June 30	—	524
Net healthcare costs	$2,007	$1,482

NOTE 9.                STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used for grants in the nine months ended March 31, 2009 and 2008:

	Nine Months Ended
	March 31,
	2009	2008

Expected volatility	19.00%	22.00%
Expected dividend yield	3.06	2.61
Risk-free interest rate	2.87	4.10
Expected term (in years)	5	4

Stock option activity for the nine months ended March 31, 2009 is as follows:

	2009
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Beginning balance, July 1	203,554	$12.48
Granted	—	—
Forfeited	(4,232)	16.86
Exercised	(51,939)	10.37

Ending balance	147,383	$13.05	4.35	$173

Vested and exercisable	147,383	$13.05	4.35	$173

Stock appreciation rights activity for the nine months ended March 31, 2009, are as follows:

	2009
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value

Beginning balance, July 1	44,622	$16.06
Granted	47,051	14.71
Forfeited	(3,651)	15.73
Exercised	—	—

Ending balance	88,022	$15.35	8.79	$—

Vested and exercisable	14,820	$16.04	7.89	$—

The total intrinsic value of options exercised during the nine months ended March 31, 2009 and 2008 was $188,000 and $148,000, respectively.  Cash received from the exercise of options for the nine months ended March 31, 2009, and 2008 was $546,000 and $397,000, respectively.  The tax benefit realized for the tax deductions from cashless option exercises totaled $700 and $5,500 for the nine months ended March 31, 2009, and 2008, respectively.  The weighted-average grant date fair value of stock appreciation rights (SARs) granted during the nine months ended March 31, 2009, and 2008 was $2.06 and $2.89, respectively.  The total unrecognized compensation cost related to nonvested SARs awards at March 31, 2009 was $177,000.  The cost is expected to be recognized over a weighted average period of 31 months.

Nonvested share activity for the nine months ended March 31 follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance, beginning	121,746	$16.57	144,711	$16.10
Granted	23,602	13.33	14,955	16.78
Vested	(49,295)	16.43	(31,236)	14.50
Forfeited	(1,551)	16.70	(10,894)	16.46

Nonvested balance, ending	94,502	$15.83	117,536	$16.58

Pretax compensation expense recognized for nonvested shares for the nine months ended March 31, 2009, and 2008 was $276,000 and $314,000, respectively.  The tax benefit for the nine months ended March 31, 2009, and 2008 was $94,000 and $107,000, respectively.  As of March 31, 2009, there was $704,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 17 months.  The total fair value of shares vested during the nine months ended March 31, 2009 and 2008 was $810,000 and $453,000, respectively.

In association with the 2002 Option Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the second quarter of Fiscal 2009, 14,511 shares of nonvested stock were awarded.  Nonvested shares vest on the first anniversary of the date of grant.  As of March 31, 2009, there was $121,000 of total unrecognized compensation cost related to nonvested shares, which are expected to be recognized over the remaining 8 months.  For the nine months ended March 31, 2009, amortization expense was recorded in the amount of $116,000.

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

On July 7, 2007, the Company exercised its option to redeem $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust II.

NOTE 11.              INTEREST RATE CONTRACTS

Interest rate swap contracts are entered into primarily as an asset/liability management strategy of the Company to modify interest rate risk.  The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract.  The Company is exposed to losses if the counterparty fails to make its payments under a contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparty.  The Company anticipates the counterparty will be able to fully satisfy its obligations under the remaining agreements.  These contracts are designated as cash flow hedges.

During the first quarter of Fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%.  The fair value of the derivative was a $603,000 unrealized loss at March 31, 2009.

During the fourth quarter of Fiscal 2008, the Company entered into an interest rate swap agreement with a $7.0 million notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 6.19%.  The fair value of the derivative was a $248,000 unrealized loss at March 31, 2009.

During the first quarter of Fiscal 2009, the Company entered into an interest rate swap agreement with a $3.0 million notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%.  The Company also entered into an interest rate swap agreement with a $2.0 million notional amount to convert the remaining portion of variable rate Trust Preferred III security into a fixed rate instrument for a term of four years at a fixed rate of 6.91%.  The fair value of the $3.0 million notional amount derivative was a $151,000 unrealized loss, while the fair value of the $2.0 million notional amount derivative was a $132,000 unrealized loss at March 31, 2009.

No gain or loss was recognized in earnings for the nine months ended March 31, 2009, and 2008 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of March 31, 2009, are expected to be reclassified into earnings during the current fiscal year.   See Note 12 “Other Comprehensive Income” for amounts reported as other comprehensive income.

The Company posted $1.2 million in cash under collateral arrangements as of March 31, 2009, to satisfy collateral requirements associated with our interest rate swap contracts.

The following table summarizes the derivative financial instruments utilized as of March 31, 2009:

	Balance	Notional	Estimated Fair Value
Cash flow hedge	Sheet Location	Amount	Gain	Loss
		(Dollars in Thousands)

Interest rate swap contracts	Accumulated other comprehensive loss	$17,000	$—	$(1,134)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of March 31, 2009:

		Average
	Notional	Maturity	Fair	Weighted Average Rate
	Amount	(years)	Value	Receive	Pay
	(Dollars in Thousands)

Interest rate swap contracts	$17,000	2.7	$(1,134)	4.17%	6.51%

NOTE 12.              OTHER COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income.  Other comprehensive income refers to revenues, expenses and gains and losses under accounting principles generally accepted in the United States of America (“GAAP”) which are recorded as an element of shareholders’ equity but are excluded from net income.  The components of total other comprehensive income follow:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Dollars in Thousands)

Net income	$1,831	$1,623	$5,652	$4,221
Other comprehensive income (loss), net of tax:
Securities available for sale:
Net unrealized gains (losses) that are included in accumulated other comprehensive income (loss)	4,202	476	3,171	2,380
Noncredit component of impairment losses on other-than-temporary impaired securities, net	(2,797)	—	(2,797)	—
Income tax benefit	(534)	(181)	(143)	(904)

Other comprehensive income on securities available for sale	871	295	231	1,476

Defined benefit plan:
Net unrealized (loss)	—	—	—	—
Income tax benefit	—	—	—	—

Other comprehensive (loss) on defined benefit plan	—	—	—	—

Cash flow hedging activities-interest rate swap contracts:
Net unrealized (losses)	(94)	(359)	(1,014)	(625)
Income tax benefit	32	122	345	212

Other comprehensive (loss) on cash flow hedging activities-interest rate swap contracts	(62)	(237)	(669)	(413)

Total other comprehensive income (loss)	809	58	(438)	1,063

Other comprehensive income	$2,640	$1,681	$5,214	$5,284

	March 31,
	2009	2008
	(Dollars in Thousands)
Accumulated other comprehensive income (loss) balances were:

Unrealized income (loss) on securities available for sale, net of related tax effect of $1,127 and ($44)	$(1,837)	$72
Unrealized (loss) on defined benefit plan, net of related tax effect of $523 and $60	(853)	(98)
Unrealized (loss) on cash flow hedging activities, net of related tax effect of $385 and $122	(749)	(413)

	$(3,439)	$(439)

NOTE 13.              STOCKHOLDERS’ EQUITY

As referenced in the 8-K filed November 21, 2008, the Company entered into an agreement with the U.S. Department of the Treasury pursuant to which the Company issued and sold to the Treasury Department (i) 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share and having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 302,419 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $12.40 per share, for an aggregate purchase price of $25.0 million in cash.  The securities were issued and sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Cumulative dividends on the Preferred Stock will accrue on the liquidation preference at a rate of 5.00% per annum for the first five years, and at a rate of 9.00% per annum thereafter, but will be paid only if, as and when declared by the Company’s Board of Directors.  As the issuance of Preferred Stock included warrants for common stock, this transaction increased the weighted average number of diluted common shares outstanding by a total of 5,586 for the nine month period ended March 31, 2009.

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

Executive Summary

The Company’s net income available for common shareholders for the third quarter of Fiscal 2009 was $1.8 million, or $0.45 in diluted earnings per common share, compared to $1.6 million, or $0.40 in diluted earnings per common share, for the third quarter of Fiscal 2008.  The Company’s net income available for common shareholders for the nine months ended March 31, 2009 was $5.7 million, or $1.40 in diluted earnings per common share, compared to $4.2 million, or $1.05 in diluted earnings per common share, for the first nine months of Fiscal 2008.  Return on average total equity was 10.16% for the first nine months of Fiscal 2009 as compared to 8.80% in the prior year comparable period.  Return on common equity, based upon net income available to common shareholders divided by equity excluding preferred equity, was 12.08% for the first nine months of Fiscal 2009 as compared to 8.80% in the prior year comparable period.

The net interest margin on a fully taxable equivalent basis for the nine months ended March 31, 2009 was 3.37%, compared to 3.08% for the same period a year ago, an increase of 29 basis points.  The increase over the same period last year is primarily attributable to lower costs on interest-bearing liabilities and a higher volume of earning assets.

Net interest income for the first nine months of Fiscal 2009 was $26.8 million, an increase of $5.5 million, or 25.7%, over the same period a year ago.  For the nine months ended March 31, 2009, average interest-earning assets and average interest-bearing liabilities increased 14.1% and 12.8%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 5.76% in the first nine months of Fiscal 2009, compared to 6.74% a year ago, a decrease of 98 basis points.  For the same period, interest-bearing cost of funds decreased to 2.75%, compared to 4.16%, a decrease of 141 basis points.

Net interest margin ratio may vary due to many factors, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.  In the second quarter of Fiscal 2009, the Federal Reserve decreased the Fed Funds Target Rate by a total of 175 basis points on three separate increments, the first decrease in short-term interest rates since April 30, 2008.  For Fiscal 2008, Fed Funds rates were cut seven times between September 2007 and April 2008 for a total of 325 basis points.

The allowance for loan and lease losses increased to $8.1 million at March 31, 2009, compared to $5.6 million at March 31, 2008, an increase of $2.6 million or 46.1%.  The ratio of allowance for loan and lease losses to total loans and leases was 0.97% as of March 31, 2009 compared to 0.72% at March 31, 2008.  Total nonperforming assets at March 31, 2009 were $5.2 million as compared to $4.3 million a year ago, an increase of $913,000 or 21.2%.  The ratio of nonperforming assets to total assets increased to 0.45% at March 31, 2009, compared to 0.40% at March 31, 2008.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

As referenced in our Form 8-K filed October 27, 2008, the Company was involved in a lawsuit as plaintiff which was settled for $2.8 million inclusive of the remaining amount of receivables from certain loan participation interests in the amount of $223,000.  The settlement amount, less attorney fees of $292,000, was recorded as a recovery of loan and lease losses in the second quarter of Fiscal 2009.

Total deposits at March 31, 2009 were $804.2 million, an increase of $20.0 million, or 2.5%, from June 30, 2008.  During the nine month period, public fund account balances increased $7.4 million which are categorized in multiple categories of deposits.  In-market and out-of-market certificates of deposit increased a total of $67.4 million from $353.3 million to $420.6 million for the nine month period, due in part to customer preference for higher yielding term deposit products.  The primary factors affecting interest expense was the decrease in the average rates paid on total deposits for the nine month period ended March 31, 2008 of 3.92% compared to 2.38% for the nine month period ended March 31, 2009.

During the second quarter of Fiscal 2009, an increase in equity occurred with participation in the U.S. Treasury Department Capital Purchase Program (“CPP”).  As referenced in our Form 8-K filed November 21, 2008, the Company entered into an agreement with the U.S. Department of the Treasury pursuant to which the Company issued and sold to the Treasury Department (i) 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share and having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 302,419 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $12.40 per share, for an aggregate purchase price of $25.0 million in cash.  The securities were issued and sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Cumulative dividends on the Preferred Stock will accrue on the liquidation preference at a rate of 5.00% per annum for the first five years, and at a rate of 9.00% per annum thereafter, but will be paid only if, as and when declared by the Company’s Board of Directors.  Since the transaction closing date, the Bank has continued to lend money on a prudent basis to businesses, farmers and individuals within its marketplace.  New volume and renewals of existing credit since the closing of the CPP transaction totaled $190.8 million through March 31, 2009.

In April 2009, the Company announced that it has filed notice with the U.S. Treasury Department to repurchase all of the 25,000 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share.  The repurchase price of the preferred stock is $25.0 million plus a final accrued dividend.  According to the American Recovery and Reinvestment Act of 2009, the Treasury must consult with the Company’s primary Federal Regulator before approving the repurchase of the preferred stock.  The Company believes it has sufficient cash funds to complete the repurchase. After the completion of this transaction, the Company’s Total Risk-Based Capital Ratio will continue to exceed the standard for a “well-capitalized” financial institution.

In April 2009, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the third quarter of Fiscal 2009.  The dividend will be paid on May 15, 2009 to stockholders of record on May 8, 2009.

The Company also announced in April 2009, a quarterly cash dividend on its Fixed Rate Cumulative Perpetual Preferred Stock (Series A) issued to the U.S. Treasury Department under the CPP.  The dividend amount is equal to $12.50 per preferred share.  This amount is based on a rate per annum of 5.00%, and is payable for the three month period of February 15, 2009 through May 15, 2009, using 30-day months.

The total risk-based capital ratio of 11.02% at March 31, 2009, increased by 19 basis points from 10.83% at June 30, 2008.  This continues to place the Bank in the “well-capitalized” category within OTS regulation at March 31, 2009 and is consistent with the “well-capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

Non-interest income was $9.0 million for the nine months ended March 31, 2009 as compared to $8.6 million for the same period in the prior fiscal year, an increase of $394,000, or 4.6%.  Fees on deposits increased $315,000, or 7.8% for the nine months ended March 31, 2009 as compared to the same period in the prior fiscal year primarily due to increased point-of-sale interchange revenue and fee schedule adjustments.  Gain on sale of loans increased $124,000, or 13.0%, due to an increase in refinance activity in conjunction with historically low interest rates.  Loan servicing income increased $72,000, or 4.4% primarily due to an increase of $31.0 million in the balances of loans serviced by the Bank from $1.03 billion at March 31, 2008 to $1.06 billion at March 31, 2009.  Net gain on sale of securities increased $512,000 for the nine months ended March 31, 2009 as compared to the same period in the prior fiscal year primarily due to the sale of securities, which did not occur in the prior year.

Non-interest expense was $26.0 million for the nine months ended March 31, 2009 as compared to $22.4 million for the nine months ended March 31, 2008, an increase of $3.6 million, or 16.0%.  Employee compensation increased $741,000, or 8.2%, variable pay relating to employee incentives and commissions increased $242,000, or 15.1% and net healthcare costs increased $1.0 million, or 109.4%.  Employee compensation increased due to annual raises awarded and sales-related personnel additions.  Variable pay relating to employee incentive programs increased due to higher production activity and increased financial performance outcomes.  Healthcare costs increased as a result of higher claim activity in the second and third quarters of Fiscal 2009.  The Company has had a self-insured health plan since January 1994.  Management continues to believe the current structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.  The increase in net healthcare costs does not necessarily indicate a trend.  FDIC insurance premiums increased $465,000 due to a combination of new deposit guarantee programs and assessment schedule changes initiated by the FDIC and the expiration of credits previously used to lower costs.  Other non-interest expenses rose $644,000 largely due to increases in legal and professional expenses of $434,000, and audit and regulatory examination fees of $95,000.

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Recent bank failures have decreased the DIF to levels below its required reserve ratio.  In order to replenish the DIF, the FDIC has increased deposit insurance premiums to a level designed to restore the DIF to required levels within seven years, and has proposed a one-time special assessment of 20 basis points to be collected on September 30, 2009, based upon deposits at June 30, 2009.  The FDIC also instituted the Transaction Account Guarantee Program (“TAGP”).  The TAGP extended the FDIC’s insurance to full coverage of non-interest bearing transaction accounts for participating institutions through the end of 2009 at an annualized rate of 10 basis points on deposit balances in excess of the $250,000 insurance limit currently in place.  The Bank is a participant in the TAGP, but does not expect this program to have a material impact on the FDIC assessment.  The Bank had previously paid assessments under the Savings Association Insurance Fund (“SAIF”) and was eligible for certain credit against deposit insurance assessments when SAIF was merged into the DIF in 2005.  This credit had offset the majority of the Bank’s FDIC premium expense in past fiscal years but has been fully utilized during the second quarter of Fiscal 2009.  As a result of these factors, the Bank is anticipating an increase in deposit insurance premiums in Fiscal 2009 as compared to Fiscal 2008.

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

Financial Condition Data

At March 31, 2009, the Company had total assets of $1.2 billion, an increase of $68.5 million from the level at June 30, 2008.  The increase in assets since June 30, 2008 was due primarily to increases in securities available for sale of $25.0 million, net loans and leases receivable of $33.6 million, and loans held for sale of $12.4 million.  The increase in liabilities of $38.7 million since June 30, 2008 was primarily due to increases in deposits of $20.0 million and advances from the FHLB and other borrowings of $11.9 million.  In addition, stockholders’ equity increased $30.0 million to $94.1 million at March 31, 2009 from $64.2 million at June 30, 2008, primarily due to participation in the CPP resulting in a $25.0 million increase to capital.  Capital also increased due to the net income available for common shareholders for the nine months ended March 31, 2009 of $5.7 million, but was partially offset by the net increase in accumulated other comprehensive (loss), net of related deferred tax effect, of $438,000.

The increase in net loans and leases receivable of $33.6 million at March 31, 2009 as compared to June 30, 2008, was primarily the result of increases in agricultural loans of $52.9 million to $213.1 million, increases in commercial business and real estate of $9.8 million to $313.2 million, increases of consumer direct loans of $7.5 million to $113.2 million and an increase in construction and development loans of $4.5 million to $10.1 million.  These increases were partially offset by decreases in one-to four-family loans of $20.2 million to $80.0 million and decreases in consumer indirect loans of $18.3 million to $26.0 million at March 31, 2009 as compared to June 30, 2008.  Loans held for sale increased by $12.4 million at March 31, 2009, as compared to June 30, 2008, due primarily to seasonal fluctuation of student loan activity and increased single family loan production activity.

Cash and cash equivalents decreased $7.4 million at March 31, 2009 as compared to June 30, 2008.  See the Consolidated Statement of Cash Flows for an in-depth analysis in the change in cash and cash equivalents for the nine months ended March 31, 2009.

Deposits increased $20.0 million to $804.2 million, while advances from the FHLB and other borrowings increased $11.9 million to $210.3 million. The overall increase in FHLB borrowings was primarily the result of an increase in securities available for sale, an increase in loans and leases receivable, the increase in loans held for sale, the decrease of cash and cash equivalents, and was partially offset by the increase in deposits.

The $20.0 million increase in deposits was due to increases in public funds of $7.4 million which are categorized in multiple categories of deposits.  Public funds have increased, from $156.3 million at June 30, 2008 to $163.6 million at March 31, 2009, as a result of seasonal fluctuations typical with these types of municipal deposits.  For the same period, out-of-market deposits increased from $27.3 million to $29.8 million, or 9.4%.  The in-market certificates of deposit increased since June 30, 2008 in the amount of $64.8 million.  This increase was offset by decreases in noninterest bearing and interest bearing checking accounts, money market accounts, and savings accounts of $11.4 million, $28.6 million, and $7.4 million, respectively, when compared to the totals at June 30, 2008.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

Loan and Lease Portfolio Composition

	March 31, 2009		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$79,774	9.73%	$99,989	12.76%
Commercial business and real estate (2) (3)	313,198	38.22	303,415	38.72
Multi-family real estate	46,876	5.72	45,093	5.75
Equipment finance leases	17,240	2.10	19,288	2.46
Consumer direct (4)	113,238	13.82	105,719	13.49
Consumer indirect (5)	25,973	3.17	44,294	5.65
Agricultural	213,130	26.01	160,267	20.45
Construction and development	10,101	1.23	5,645	0.72
Total loans and leases receivable (6)	$819,530	100.00%	$783,710	100.00%

(1) Excludes $15,579 and $7,958 loans held for sale at March 31, 2009 and June 30, 2008, respectively.

(2) Includes $2,912 and $3,012 tax exempt leases at March 31, 2009 and June 30, 2008, respectively.

(3) Excludes $0 and $223 commercial loans held for sale at March 31, 2009 and June 30, 2008, respectively.

(4) Excludes $5,614 and $614 student loans held for sale at March 31, 2009 and June 30, 2008, respectively.

(5) The Company announced Consumer Indirect originations ceased during the first quarter of Fiscal 2008.

(6) Includes deferred loan fees and discounts and undisbursed portion of loans in process.

Deposit Composition

	March 31, 2009		June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$81,178	10.08%	$90,598	11.55%
Interest bearing checking accounts	88,191	10.97	90,125	11.49
Money market accounts	143,057	17.79	171,689	21.89
Savings accounts	71,155	8.85	78,575	10.02
In-market certificates of deposit	390,815	48.60	325,995	41.57
Out-of-market certificates of deposit	29,812	3.71	27,255	3.48
Total deposits	$804,208	100.00%	$784,237	100.00%

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

	Three Months Ended March 31,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$837,501	$12,045	5.83%	$766,960	$13,188	6.92%
Investment securities (2) (3)	252,812	2,937	4.71%	173,835	2,253	5.21%
FHLB stock	12,476	26	0.85%	8,889	101	4.56%

Total interest-earning assets	1,102,789	$15,008	5.52%	949,684	$15,542	6.58%
Noninterest-earning assets	66,679			70,917
Total assets	$1,169,468			$1,020,601

Interest-bearing liabilities:
Deposits:
Checking and money market	$214,277	$310	0.59%	$262,518	$1,495	2.29%
Savings	70,165	74	0.43%	54,391	256	1.89%
Certificates of deposit	397,126	3,131	3.20%	343,517	3,942	4.61%
Total interest-bearing deposits	681,568	3,515	2.09%	660,426	5,693	3.47%
FHLB advances and other borrowings	241,338	1,896	3.19%	159,773	1,660	4.18%
Subordinated debentures payable to trusts (4)	27,837	447	6.51%	27,837	494	7.14%

Total interest-bearing liabilities	950,743	5,858	2.50%	848,036	7,847	3.72%
Noninterest-bearing deposits	79,969			79,186
Other liabilities	45,995			28,217
Total liabilities	1,076,707			955,439
Equity	92,761			65,162
Total liabilities and equity	$1,169,468			$1,020,601

Net interest income; interest rate spread (5)		$9,150	3.02%		$7,695	2.86%

Net interest margin (5) (6)			3.36%			3.26%

Net interest margin, TE (7)			3.55%			3.32%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Includes $125 in July 2007 for unamortized debt issuance costs.

(5)  Percentages for the three months ended March 31, 2009 and March 31, 2008 have been annualized.

(6)  Net interest margin is net interest income divided by average interest-earning assets.

(7)  Net interest margin expressed on a fully taxable equivalent basis.

	Nine Months Ended March 31,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$820,766	$37,709	6.12%	$772,732	$41,187	7.09%
Investment securities (2) (3)	240,551	8,512	4.71%	160,577	6,176	5.12%
FHLB stock	12,207	184	2.01%	7,403	249	4.47%

Total interest-earning assets	1,073,524	$46,405	5.76%	940,712	$47,612	6.74%
Noninterest-earning assets	66,772			70,653
Total assets	$1,140,296			$1,011,365

Interest-bearing liabilities:
Deposits:
Checking and money market	$233,156	$1,727	0.99%	$271,388	$6,153	3.02%
Savings	68,298	462	0.90%	52,195	940	2.40%
Certificates of deposit	383,205	10,035	3.49%	359,620	13,011	4.82%
Total interest-bearing deposits	684,659	12,224	2.38%	683,203	20,104	3.92%
FHLB advances and other borrowings	235,778	5,952	3.36%	129,295	4,456	4.59%
Subordinated debentures payable to trusts (4)	27,837	1,383	6.62%	27,837	1,693	8.09%

Total interest-bearing liabilities	948,274	19,559	2.75%	840,335	26,253	4.16%
Noninterest-bearing deposits	76,360			79,544
Other liabilities	37,091			27,650
Total liabilities	1,061,725			947,529
Equity	78,571			63,836
Total liabilities and equity	$1,140,296			$1,011,365

Net interest income; interest rate spread (5)		$26,846	3.01%		$21,359	2.58%

Net interest margin (5) (6)			3.33%			3.02%

Net interest margin, TE (7)			3.37%			3.08%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3) Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Includes $125 in July 2007 for unamortized debt issuance costs.

(5)  Percentages for the nine months ended March 31, 2009 and March 31, 2008 have been annualized.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2009 vs 2008			2009 vs 2008
	Increase	Increase		Increase	Increase
	(Decrease)	(Decrease)	Total	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$1,171	$(2,314)	$(1,143)	$2,540	$(6,018)	$(3,478)
Investment securities (2)	1,000	(316)	684	3,076	(740)	2,336
FHLB stock	40	(115)	(75)	161	(226)	(65)

Total interest-earning assets	$2,211	$(2,745)	$(534)	$5,777	$(6,984)	$(1,207)

Interest-bearing liabilities:
Deposits:
Checking and money market	$(275)	$(910)	$(1,185)	$(868)	$(3,558)	$(4,426)
Savings	73	(255)	(182)	290	(768)	(478)
Certificates of deposit	597	(1,408)	(811)	852	(3,828)	(2,976)
Total interest-bearing deposits	395	(2,573)	(2,178)	274	(8,154)	(7,880)
FHLB advances and other borrowings	832	(596)	236	3,672	(2,176)	1,496
Subordinated debentures payable to trusts	—	(47)	(47)	—	(310)	(310)

Total interest-bearing liabilities	$1,227	$(3,216)	$(1,989)	$3,946	$(10,640)	$(6,694)

Net interest income increase			$1,455			$5,487

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

Mortgage Servicing Rights (“MSR”) — The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans.   The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets.  The asset is amortized in proportion to and over the period of estimated net servicing income.

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at March 31, 2009.

Security Impairment — Management continually monitors the investment security portfolio for impairment on a security by security basis.  During the third quarter of Fiscal 2009, the Company early adopted FASB Staff Position (“FSP”) No. FAS 115-2, The Recognition and Presentation of Other-Than-Temporary Impairments, which changed the recognition and presentation of other-than-temporary impairment for securities.  Management has a process in place to identify securities that could potentially have a credit impairment that is other than temporary.  This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security.  Cash flow estimates for trust preferred securities are derived from scenario-based outcomes of forecasted default rates, loss severity, prepayment speeds and structural support.

Self-Insurance — The Company has a self-insured healthcare plan for its employees up to certain limits.  To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $65,000 per individual occurrence with no maximum aggregate limitation.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Due to the uncertainty of health claims, the approach includes a process which may differ significantly from other methodologies and still produce an estimate in accordance with GAAP.  Although management believes it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual.  These adjustments could significantly affect net earnings if circumstances differ substantially from the assumptions used in estimating the accrual.

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $5.2 million at March 31, 2009 from $3.7 million at June 30, 2008, an increase of $1.5 million, or 39.2%.  Accruing loans and leases delinquent more than 90 days increased $1.5 million to $2.3 million at March 31, 2009 from $781,000 at June 30, 2008.  Nonaccruing loans and leases decreased $65,000 from June 30, 2008 to March 31, 2009, to a total of $2.3 million.  Foreclosed assets increased $55,000 to $698,000 at March 31, 2009, from $643,000 at June 30, 2008.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, was 0.45% at March 31, 2009, which is an increase from 0.34% as reported at June 30, 2008.

Nonaccruing loans and leases decreased 2.8%, or $65,000, to $2.3 million at March 31, 2009 compared to $2.3 million at June 30, 2008.  Included in nonaccruing loans and leases at March 31, 2009 were 14 loans totaling $963,000 secured by one- to four-family real estate, two loans totaling $177,000 secured by commercial real estate, 10 loans totaling $245,000 secured by commercial business, three loans totaling $338,000 secured by agriculture, two leases totaling $31,000 and 29 consumer loans totaling $505,000.

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

As of March 31, 2009, foreclosed assets increased by $55,000, or 8.6%, to $698,000 as compared to $643,000 at June 30, 2008.  The balance at March 31, 2009 consisted of $576,000 of single-family collateral owned, $36,000 of equipment finance leases and $86,000 of consumer collateral owned.

At March 31, 2009, the Company had designated $15.7 million of its assets as special mention and $16.6 million of its assets as classified that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  The Company also classified $11.9 million of trust preferred securities in accordance with OTS debt security classification guidelines.  At March 31, 2009 the Company had $18.0 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $2.4 million were classified as of March 31, 2009.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes the March 31, 2009 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance the allowance existing at March 31, 2009, will be adequate in the future.

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

The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets
	March 31, 2009	June 30, 2008
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$963	$503
Commercial real estate	177	429
Commercial business	245	555
Equipment finance leases	31	27
Consumer	505	566
Agricultural	338	244
Total	2,259	2,324

Accruing loans and leases delinquent more than 90 days:
One- to four-family	52	306
Commercial real estate	217	24
Commercial business	430	71
Equipment finance leases	361	9
Consumer	—	119
Agricultural	1,201	252
Total	2,261	781

Foreclosed assets: (1)
One- to four-family	576	76
Equipment finance leases	36	443
Consumer	86	124
Total	698	643

Total nonperforming assets	$5,218	$3,748

Ratio of nonperforming assets to total assets	0.45%	0.34%

Ratio of nonperforming loans and leases to total loans and leases (2) (3)	0.54%	0.39%

(1)  Total foreclosed assets do not include land or other real estate owned held for sale.

(2)  Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)  Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Nine Months Ended March 31,
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$5,933	$5,872
Charge-offs:
One- to four-family	(97)	(3)
Commercial real estate	(108)	—
Commercial business	(36)	(873)
Equipment finance leases	(45)	(198)
Consumer	(661)	(626)
Construction	(35)	—
Total charge-offs	(982)	(1,700)

Recoveries:
One- to four-family	4	2
Commercial business	2,217	9
Equipment finance leases	—	18
Consumer	162	193
Agricultural	5	5
Total recoveries	2,388	227

Net recoveries (charge-offs)	1,406	(1,473)

Additions charged to operations	801	1,171

Balance at end of period	$8,140	$5,570

Ratio of net (charge-offs) during the period to average loans and leases outstanding during the period	0.17%	(0.19)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	0.97%	0.72%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	180.09%	144.19%

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

	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan and Lease Type	March 31, 2009		June 30, 2008
	(Dollars in Thousands)
One- to four-family	$417	$—	$294	$—
Commercial real estate	1,059	—	740	—
Multi-family real estate	176	—	135	—
Commercial business	2,131	57	1,678	—
Equipment finance leases	444	—	496	—
Consumer	1,131	—	1,190	—
Agricultural	2,595	130	1,270	130
Total	$7,953	$187	$5,803	$130

Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
Loan	of Loan	Loan	Valuation	of Loan	Loan	Valuation
Balance	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan and Lease Type	March 31, 2009			June 30, 2008
	(Dollars in Thousands)
Commercial real estate	2	$177	$—	—	$—	$—
Commercial business	3	208	57	—	—	—
Consumer	1	27	—	—	—	—
Agricultural	2	403	130	2	316	130
Total	8	$815	$187	2	$316	$130

The allowance for loan and lease losses was $8.1 million at March 31, 2009, as compared to $5.6 million at March 31, 2008.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.97% at March 31, 2009, compared to 0.72% at March 31, 2008.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended March 31, 2009, and March 31, 2008

General.  The Company’s net income available for common shareholders was $1.8 million, or $0.45 in basic and $0.45 in diluted earnings per common share for the three months ended March 31, 2009, a $208,000 increase in earnings available for common shareholders compared to $1.6 million, or $0.41 in basic and $0.40 in diluted earnings per common share for the same period in the prior fiscal year.  For the three months ended March 31, 2009, the return on average equity and the return on average assets were 9.49% and 0.75%, respectively, compared to 10.02% and 0.64%, respectively, for the same period in the prior fiscal year.  As discussed in more detail below, the increases to earnings were due to a variety of key factors, including an increase in net interest income of $1.5 million and non-interest income of $197,000.  These increases were partially offset by increases of non-interest expense and preferred stock dividends and accretion in the amounts of $854,000 and $340,000, respectively, for the third quarter of Fiscal 2009 as compared to the third quarter of Fiscal 2008.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $15.0 million for the three months ended March 31, 2009 as compared to $15.5 million for the same period in the prior fiscal year, a decrease of $534,000 or 3.4%.  This decrease was primarily the result of declining average yields on the interest earning assets.  Loans and leases receivable had an average yield of 5.83% for the three months ended March 31, 2009, which is 109 basis points less than the average yield of 6.92% for the three months ended March 31, 2008.  Investment securities also had a decline in average yield of 50 basis points when comparing the third quarter of Fiscal 2009 against the same period of the prior year.  The average interest-earning assets for loans and leases receivables increased $70.5 million, or 9.2% to $837.5 million for the three months ended March 31, 2009, when compared to the three months ended March 31, 2008.  Investment securities also increased in average balance by $79.0 million, or 45.4% to $252.8 million for the third quarter of Fiscal 2009, when compared to the average balance of the same quarter of the prior fiscal year.  The net revenue decrease attributable to the overall declining yields was $2.7 million when comparing the three months ended March 31, 2009 against the same period ended March 31, 2008.  This net revenue decrease was offset by $2.2 million of revenue increases from larger average assets invested for the third quarter of Fiscal 2009 as compared to the third quarter of Fiscal 2008.

Interest Expense.  Interest expense was $5.9 million for the three months ended March 31, 2009 as compared to $7.8 million for the same period in the prior fiscal year, a decrease of $2.0 million or 25.3%.  A $2.6 million decrease in interest expense was the result of a decrease in the average rate paid of 3.47% on interest-bearing deposits for the three months ended March 31, 2008 to an average rate paid of 2.09% for the three months ended March 31, 2009.  Average volume of interest-bearing deposits increased by 3.2% for the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008.  This increase in volume slightly offset the overall decrease in interest expense for interest-bearing deposits by $395,000.   The average volume of FHLB advances and other borrowings increased $81.6 million, or 51.1%, which also partially offset the overall decrease in interest expense.  This volume increase resulted in an increase to interest expense in the amount of $832,000, when compared to the same quarter in the prior fiscal year.  The average yield of FHLB advances and other borrowings declined to 3.19% for the three months ended March 31, 2009 from 4.18% for the three month period ended March 31, 2008, resulting in a reduction in interest expense of $596,000.  Interest expense for subordinated debentures payable to trusts also declined by $47,000 as a result of the yield declining from 7.14% to 6.51% during the same comparable quarters.  The average rate paid on total interest-bearing liabilities was 2.50% for the three months ended March 31, 2009 as compared to 3.72% for the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2009 increased $1.5 million or 18.9%, to $9.2 million compared to $7.7 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to decreases in the average rate paid on interest-bearing liabilities for the three months ended March 31, 2009 compared to the same period in the prior fiscal year.  The Company’s net interest margin on a fully taxable equivalent basis was 3.55% for the three months ended March 31, 2009 as compared to 3.32% for the same period in the prior fiscal year.

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

During the three months ended March 31, 2009, the Company recorded a provision for losses on loans and leases of $414,000 compared to $551,000 for the three months ended March 31, 2008.  See “Asset Quality” for further discussion.

Non-interest Income.  Non-interest income was $3.0 million for the quarter ended March 31, 2009 compared to $2.8 million at for the quarter ended March 31, 2008, an increase of $197,000 or 7.0%.  Gain on sale of loans and net gain on sale of securities increased $286,000 and $387,000, respectively, while trust income decreased $71,000.  Net impairment losses recognized in earnings were $361,000 for the quarter ended March 31, 2009.  There were no impairment losses recognized for the quarter ended March 31, 2008.

Gain on sale of loans increased $286,000 to $543,000 for the three months ended March 31, 2009 from $257,000 for the three months ended March 31, 2008, primarily due to an increase in mortgage loan activity and the related loan sales.  Net gain on sale of securities increased $387,000 for which there were none in the prior year’s comparable quarter.  Trust income decreased to $158,000 for the three months ended March 31, 2009 from $229,000 for the three months ended March 31, 2008, due in part to a decrease in managed assets from  decreased market values when compared to the prior year.  Net impairment losses recognized in earnings were $361,000 for the quarter ended March 31, 2009.  The Company determined that a total of $3.2 million of losses due to other-than temporary impairments were incurred of which $2.8 million were recognized in other comprehensive income.  The net of $361,000 of losses were recognized as a reduction of other non-interest income.

Non-interest Expense.  Non-interest expense was $8.4 million for the three months ended March 31, 2009 as compared to $7.6 million for the three months ended March 31, 2008, an increase of $854,000, or 11.3%.  The increase in non-interest expense was primarily due to increases in compensation and employee benefits of $245,000, FDIC insurance of $249,000 and other non-interest expenses of $213,000.

Compensation and employee benefits increased $245,000, or 4.9%, from $5.0 million for the three months ended March 31, 2008 to $5.2 million for the three months ended March 31, 2009.  Employee compensation increased $179,000, or 6.0%, variable pay relating to employee incentives and commissions decreased $238,000, or 30.7% and net healthcare costs increased $376,000, or 114.6%.  Employee compensation increased due to annual raises awarded and additional personnel since the three month period ended March 31, 2008.  Variable pay relating to employee incentive programs increased due to higher production and increased financial performance outcomes.  Healthcare costs increased as a result of higher claim activity in the third quarter of Fiscal 2009.  Management continues to believe the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year, and the increase in net healthcare costs does not necessarily indicate a trend.

FDIC insurance premiums increased $249,000 to $272,000 for the three month period ended March 31, 2009 as compared to $23,000 for the three month period ended March 31, 2008.  The increase is a combination of new deposit guarantee programs and assessment schedule changes initiated by the FDIC and the expiration of credits previously used to lower costs.  On January 1, 2009, the FDIC raised premium rates by approximately 7 basis points to a total of 12.5 basis points.  Prior to the second quarter of Fiscal 2009, the Company had credits to offset federal deposit insurance premiums which saved approximately 5 basis points from the previously lower rate of about 5.5 basis points.   No future credits exist to offset this cost.

Other non-interest expenses rose $213,000 largely due to increases in legal and professional expenses of $132,000.  These costs increased due in part to continuing costs associated with participation in the CPP.

Income tax expense.  The Company’s income tax expense for the three months ended March 31, 2009 increased $387,000 or 50.0% to $1.2 million compared to $774,000 for the same period in the prior fiscal year.  The effective tax rate was 34.8% and 32.3% for the three months ended March 31, 2009 and 2008, respectively.

Comparison of the Nine Months Ended March 31, 2009, and March 31, 2008

General.  The Company’s net income available for common shareholders was $5.7 million, or $1.41 in basic and $1.40 in diluted earnings per common share for the nine months ended March 31, 2009, a $1.4 million increase in earnings available for common shareholders compared to $4.2 million, or $1.06 in basic and $1.05 in diluted earnings per common share for the same period in the prior fiscal year.  For the nine months ended March 31, 2009, the return on average equity and the return on average assets were 10.16% and 0.70%, respectively, compared to 8.80% and 0.56%, respectively, for the same period in the prior fiscal year.  As discussed in more detail below, the increases to earnings were due to a variety of key factors, including an increase in net interest income of $5.5 million and non-interest income of $394,000.  These increases were partially offset by increases of non-interest expense and preferred stock dividends and accretion in the amounts of $3.6 million and $340,000, respectively, for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $46.4 million for the nine months ended March 31, 2009 as compared to $47.6 million for the same period in the prior fiscal year, a decrease of $1.2 million or 2.5%.  This decrease was primarily the result of declining average yields on the interest earning assets.  Loans and leases receivable had an average yield of 6.12% for the nine months ended March 31, 2009, which is 97 basis points less than the average yield of 7.09% for the nine months ended March 31, 2008.  Investment securities also had a decline in average yield of 41 basis points when comparing the nine months ended March 31, 2009 against the same period of the prior year.  The average interest-earning assets for loans and leases receivables increased $48.0 million, or 6.2% to $820.8 million for the nine months ended March 31, 2009, when compared to the nine months ended March 31, 2008.  Investment securities also increased in average balance by $80.0 million, or 49.8% to $240.6 million for the nine months ended March 31, 2009, when compared to the average balance of the same quarter of the prior fiscal year.  The net revenue decrease attributable to the overall declining yields was $7.0 million when comparing the nine months ended March 31, 2009 against the same period ended March 31, 2008.  This net revenue decrease was offset by $5.8 million of revenue increases from larger average assets invested for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008.

Interest Expense.  Interest expense was $19.6 million for the nine months ended March 31, 2009 as compared to $26.3 million for the same period in the prior fiscal year, a decrease of $6.7 million or 25.5%.  An $8.2 million decrease in interest expense was the result of a decrease in the average rate paid of 3.92% on interest-bearing deposits for the nine months ended March 31, 2008 to an average rate paid of 2.38% for the nine months ended March 31, 2009.  Average volume of interest-bearing deposits increased by 0.2% for the nine month period ended March 31, 2009, as compared to the nine month period ended March 31, 2008.  This increase in volume slightly offset the overall decrease in interest expense for interest-bearing deposits by $274,000.   The average volume of FHLB advances and other borrowings increased $106.5 million, or 82.4%, which also partially offset the overall decrease in interest expense.  This volume increase resulted in an increase to interest expense in the amount of $3.7 million, when compared to the same nine month period of Fiscal 2008.  The average yield of FHLB advances and other borrowings declined to 3.36% for the nine months ended March 31, 2009 from 4.59% for the nine month period ended March 31, 2008, resulting in a reduction in interest expense of $2.2 million.  Interest expense for subordinated debentures payable to trusts also declined by $310,000 as a result of the yield declining from 8.09% to 6.62% during the same comparable nine month period.  The average rate paid on total interest-bearing liabilities was 2.75% for the nine months ended March 31, 2009 as compared to 4.16% for the same period in the prior fiscal year.

Net Interest Income. The Company’s net interest income for the nine months ended March 31, 2009 increased $5.5 million or 25.7%, to $26.8 million compared to $21.4 million for the same period in the prior fiscal year.  The increase in net interest income was due primarily to decreases in the average rate paid on interest-bearing liabilities for the nine months ended March 31, 2009 compared to the same period in the prior fiscal year.  The Company’s net interest margin on a fully taxable equivalent basis was 3.37% for the nine months ended March 31, 2009 as compared to 3.08% for the same period in the prior fiscal year.

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

During the nine months ended March 31, 2009, the Company recorded a provision for losses on loans and leases of $801,000 compared to $1.2 million for the nine months ended March 31, 2008, a decrease of $370,000.  The reduction in the provision was due in part to a large loan loss recovery which increased the allowance for loan and lease losses during the second quarter of Fiscal 2009.  The Company previously announced a net loan loss recovery of $2.2 million from a settlement of a previously disclosed lawsuit against MetaBank.  During the second quarter, the Company bolstered its methodology for calculating the allowance for loan and lease losses to better capture the impact of the economic recession currently being experienced across the country.  See “Asset Quality” for further discussion.

Non-interest Income.  Non-interest income was $9.0 million for the nine months ended March 31, 2009 compared to $8.6 million at for the nine months ended March 31, 2008, an increase of $394,000 or 4.6%.  Gain on sale of loans and net gain on sale of securities increased $124,000 and $512,000, respectively, while trust income decreased $194,000.  Net impairment losses recognized in earnings were $361,000, which were recognized in the third quarter of Fiscal 2009.  There were no impairment losses recognized in the prior fiscal year.

Gain on sale of loans increased $124,000 to $1.1 million for the nine months ended March 31, 2009 from $955,000 for the nine months ended March 31, 2008, primarily due to an increase in mortgage loan activity and the related loan sales.  Net gain on sale of securities increased $512,000 for which there were none during the nine month period of Fiscal 2008.  Trust income decreased to $533,000 for the nine months ended March 31, 2009 from $727,000 for the nine months ended March 31, 2008, due in part to a decrease in managed assets from  decreased market values when compared to the prior year.  Net impairment losses recognized in earnings were $361,000 during the third quarter of Fiscal 2009.  The Company determined that a total of $3.2 million of losses due to other-than temporary impairments were incurred of which $2.8 million were recognized in other comprehensive income.  The net of $361,000 of losses were recognized as a reduction of other non-interest income.

Non-interest Expense.  Non-interest expense was $26.0 million for the nine months ended March 31, 2009 as compared to $22.4 million for the nine months ended March 31, 2008, an increase of $3.6 million, or 16.0%.  The increase in non-interest expense was primarily due to increases in compensation and employee benefits of $2.0 million, FDIC insurance of $465,000, marketing of $109,000, net foreclosed real estate and other properties of $106,000, and other non-interest expense of $644,000.

Compensation and employee benefits increased $2.0 million, or 13.8%, from $14.2 million for the nine months ended March 31, 2008 to $16.2 million for the nine months ended March 31, 2009.  Employee compensation increased $741,000, or 8.2%, variable pay relating to employee incentives and commissions increased $242,000, or 15.1% and net healthcare costs increased $1.0 million, or 109.5%.  Employee compensation increased due to annual raises awarded and additional personnel since the nine month period ended March 31, 2008.  Variable pay relating to employee incentive programs increased due to higher production and increased financial performance outcomes.  Healthcare costs increased as a result of higher claim activity in the second and third quarters of Fiscal 2009.  Management continues to believe the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year, and the increase in net healthcare costs does not necessarily indicate a trend.

FDIC insurance premiums increased $465,000 to $535,000 for the nine month period ended March 31, 2009 as compared to $70,000 for the nine month period ended March 31, 2008.  The increase is a combination of new deposit guarantee programs and assessment schedule changes initiated by the FDIC and the expiration of credits previously used to lower costs.  On January 1, 2009, the FDIC raised premium rates by approximately 7 basis points to a total of 12.5 basis points of applicable deposits.  Prior to the second quarter of Fiscal 2009, the Company had credits to offset federal deposit insurance premiums which saved approximately 5 basis points from the previously lower rate of approximately 5.5 basis points.   No further credits exist to offset this cost.

Marketing increased $109,000 from $783,000 for the nine months ended March 31, 2008 to $892,000 for the nine months ended March 31, 2009 due to increased promotional activities.

Foreclosed real estate and other properties, net, increased by $106,000 to $219,000 for the nine months ended March 31, 2009 as compared to the same period in the prior fiscal year due to increased activity in repossessed equipment.

Other non-interest expenses grew $644,000 largely due to increases in legal and professional expenses of $434,000, and audit and regulatory examination fees of $95,000.  Legal and consulting costs increased due in part to a lawsuit, which was settled in the second quarter of Fiscal 2009, and legal costs related to the participation in the CPP as mentioned earlier.  Audit and regulatory examination fees increased $95,000 due to increases in professional services performed for the nine month period of Fiscal 2009.

Income tax expense.  The Company’s income tax expense for the nine months ended March 31, 2009 increased $899,000 or 41.8% to $3.0 million compared to $2.1 million for the same period in the prior fiscal year.  The effective tax rate was 33.7% and 33.7% for the nine months ended March 31, 2009 and 2008, respectively.

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

The Bank anticipates it will have sufficient funds available to meet current loan commitments.  At March 31, 2009, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $36.9 million.  In addition, the Bank had outstanding commitments to sell mortgage loans of $32.9 million.  Commitments by the Bank to originate loans are not necessarily executed by the customer.  The Bank monitors the ratio of commitments to funding for use in liquidity management.  At March 31, 2009, the Bank had no outstanding commitments to purchase investment securities available for sale and no commitments to sell investment securities available for sale.

Although in-market deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes.  The Bank has unsecured federal funds accommodations totaling $15.0 million with a correspondent bank.  In addition, the Company has a revolving line of credit totaling $6.0 million with a correspondent bank.  There were no funds drawn on either line of credit at March 31, 2009.  Additionally, as of March 31, 2009, the Bank had $29.8 million in out-of-market certificates of deposit.  The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank.

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

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At March 31, 2009, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.25% at March 31, 2009.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 11.02% at March 31, 2009.

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

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.”  SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it.  In addition, the Statement expands disclosures about fair value measurements.  The Company adopted SFAS 157 effective July 1, 2008, and the adoption did not have a material impact on its results of operations, financial position, and liquidity.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value.  This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company adopted SFAS 159 effective July 1, 2008, and the adoption did not have a material impact on its results of operations, financial position, and liquidity.  The Company did not adopt fair value for any additional financial instruments or other items.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”  SFAS 160 is effective for the Company beginning July 1, 2009.  SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interest in subsidiaries in the same way — as equity in the consolidated financial statements.  The Company does not currently have any non-controlling interest in the consolidated financial statements.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The Company adopted SFAS 161 effective January 1, 2009, and the adoption did not have a material impact on its results of operations, financial position, and liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  This statement makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements.  SFAS 162 provides for slight modifications to the current hierarchy in place by adding FASB Staff Positions, Statement 133 Implementation Issues, and EITF D-Topics to it.  The Company adopted SFAS 162 effective November 15, 2008, and the adoption did not have a material impact on its results of consolidated financial condition, results of operations or cash flow.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An Interpretation of FASB Statement No. 60” (SFAS 163).  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Expanded disclosures about financial guarantee insurance contracts are also required by this statement.  SFAS 163 is effective July 1, 2009.  The Company is in the process of assessing the impact on its results of operations, financial position, and cash flow.

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

In April 2009, FASB issued Staff Position No. 141(R)-1 (FAS 141R-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FAS 141R-1 amends and clarifies FAS 141R to address the application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FAS 141R-1 is effective July 1, 2009.  Management has reviewed FAS 141R-1 and does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

In April 2009, FASB issued Staff Position No. 157-4 (FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The Company early adopted FAS 157-4 effective January 1, 2009, and the adoption did have a material impact on results of operations, financial position, and liquidity.  See Note 6 “Fair Value Measurement” for additional disclosures required by the early adoption of FAS 157-4.

In April 2009, FASB issued Staff Position No. 107-1 (FAS 107-1) and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt FAS 107-1 for the quarter ended June 30, 2009, which is not expected to have a material impact on our financial results or fair value determinations.

In April 2009, FASB issued Staff Position No. 115-2 (FAS 115-2) and 124-2 (FAS 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments.”  FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The Company early adopted FAS 115-2 and FAS 124-2 effective January 1, 2009, and the adoption did have a material impact on results of operations, financial position, and liquidity.  See Note 4 “Investments In Securities” for additional disclosures required by the early adoption of FAS 115-2.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at March 31, 2009 and 2008, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2008 or that the Company’s primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2009 changed significantly when compared to June 30, 2008.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

March 31, 2009
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)
+300	$113,963	$4,196	4%
+200	114,842	5,075	5
+100	114,075	4,308	4
—	109,767	—	—
-100	100,012	(9,755)	(9)

March 31, 2008
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)
+300	$104,412	$4,396	4%
+200	105,956	5,940	6
+100	105,023	5,007	5
—	100,016	—	—
-100	90,311	(9,705)	(10)
-200	80,699	(19,317)	(19)

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases by the Company of its common stock and the remaining amount that can be purchased in the current program during the quarterly period ended March 31, 2009:

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Current Program
January 1 - 31, 2009	—	$0.00	—	0
February 1 - 29, 2009	—	$0.00	—	0
March 1 - 31, 2009	—	$0.00	—	0
3rd Quarter Total	—	$0.00	—

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

HF Financial Corp.
(Registrant)

Date:	May 14, 2009	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2009	By:	/s/ Darrel L. Posegate
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