Form 10-K
period 2009-06-30
HF FINANCIAL CORP
filed 2009-09-18
CIK 881790

Use these links to rapidly review the document
Annual Report on Form 10-K Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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
 Common Stock, par value $0.01 per share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2008, was approximately $51.6 million.

         As of September 17, 2009, there were 4,044,418 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information regarding (i) compliance with Section 16(a) of the Exchange Act, the code of ethics, director nominations and the audit committee and the audit committee financial expert called for in Item 10 of Part III of this report and (ii) principal accounting fees and services and the pre-approval policies and procedures of the Audit Committee called for in Item 14 of Part III of this report, are incorporated by reference herein from the registrant's definitive proxy statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders to be held on November 18, 2009.

Annual Report on Form 10-K

Forward-Looking Statements

        This Annual Report on Form 10-K ("Form 10-K"), as well as other reports issued by HF Financial Corp. (the "Company") include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company's management may make forward-looking statements orally to the media, securities analyst, investors and others from time to time. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as "optimism," "look-forward," "bright," "believe," "expect," "anticipate," "intend," "hope," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may," are intended to identify these forward-looking statements.

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

        Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

  •
  adverse economic and market conditions of the financial services industry in general, including, without limitation, the credit markets;

  •
  the effect of recent legislation to help stabilize the financial markets;

  •
  future losses on our holdings of trust preferred securities;

  •
  increase of non-performing loans and additional provisions for loan losses;

  •
  the failure of assumptions underlying the establishment of reserves for loan losses and other estimates;

  •
  the failure to maintain our reputation in our market area;

  •
  prevailing economic, political and business conditions in South Dakota;

  •
  the effects of competition from a wide variety of local, regional, national and other providers of financial services;

  •
  compliance with existing and future banking laws and regulations, including, without limitation, regulatory capital requirements and FDIC insurance coverages and costs;

  •
  changes in the availability and cost of credit and capital in the financial markets;

  •
  the effects of FDIC deposit insurance premiums and assessments;

  •
  the risks of changes in market interest rates on the composition and costs of deposits, loan demand, net interest income, and the values and liquidity of loan collateral, and our ability or inability to manage interest rate and other risks;

  •
  changes in the prices, values and sales volumes of residential and commercial real estate;

  •
  an extended period of low commodity prices, significantly reduced yields on crops, reduced levels of governmental assistance to the agricultural industry, and reduced farmland values;

  •
  soundness of other financial institutions;

  •
  the risks of future acquisitions and other expansion opportunities, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and expense savings from such transactions;

  •
  security and operations risks associated with the use of technology;

  •
  the loss of one or more of our key personnel, or the failure to attract, assimilate and retain other highly qualified personnel in the future;

  •
  changes in or interpretations of accounting standards, rules or principles; and

  •
  other factors and risks described under Part I, Item 1—"Business", Part I, Item 1A—"Risk Factors," Part II, Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-K.

        Forward-looking statements speak only as of the date they are made. Forward-looking statements are based upon management's then-current beliefs and assumptions, but management does not give any assurance that such beliefs and assumptions will prove to be correct. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. Based upon changing conditions, should any one or more of the above risks or uncertainties materialize, or should any of our underlying beliefs or assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statement.

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

The Bank

        The Bank was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. The Bank provides full-service consumer and commercial business banking, including an array of financial products and services, to meet the needs of its marketplace. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential loans, commercial business loans, agriculture loans, consumer loans, multi-family and commercial real estate loans, and construction loans. The Bank's consumer direct loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans.

        Through its trust department, the Bank acts as trustee, personal representative, administrator, guardian, custodian, agent, advisor and manager for various accounts. As of June 30, 2009, the trust department of the Bank maintained approximately $77.5 million in assets under management. Wealth management has become a strategic focus of the Bank, and the Bank has added expertise in portfolio management and business development to enhance this business line to drive future growth in assets under management and fee income.

        The Bank also purchases residential mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. The Bank receives loan servicing income on loans serviced for others and commission income from credit life insurance on consumer loans. The Bank, through its wholly-owned subsidiaries, offers annuities, mutual funds, life insurance and other financial products and services, as well as equipment leasing services.

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

Subsidiary Activities

        In addition to the Bank, the Company had six other wholly-owned subsidiaries as of June 30, 2009: HF Financial Group, Inc. ("HF Group"), HF Financial Capital Trust III ("Trust III"), HF Financial Capital Trust IV ("Trust IV"), HF Financial Capital Trust V ("Trust V"), HF Financial Capital Trust VI ("Trust VI") and HomeFirst Mortgage Corp. (the "Mortgage Corp.").

        In August 2002, the Company formed HF Group, a South Dakota corporation. HF Group previously marketed software to facilitate employee benefits administration, payroll processing and management and governmental reporting. HF Group no longer actively markets this software and had immaterial operations in 2009. HF Group has an approved line of credit with the Company of $100,000, with no funds advanced as of June 30, 2009. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

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

        The Mortgage Corp., a South Dakota corporation formed in September 1994, was previously engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market. The Mortgage Corp. had no activity during fiscal 2008 and fiscal 2009.

        As a federally chartered thrift institution, the Bank is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. The Bank currently has less than 1% of its assets in investments in its subsidiary service corporations as defined by the OTS. In addition to investments in service corporations, the Bank is permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage directly.

        The Bank has five wholly-owned subsidiaries, Hometown Investment Services, Inc. ("Hometown"), Mid America Capital Services, Inc. ("Mid America Capital"), Home Federal Securitization Corp. ("HFSC"), Mid-America Service Corporation ("Mid-America") and PMD, Inc. ("PMD").

        Hometown, a South Dakota corporation formed in February 1951, provides financial and insurance products to customers of the Bank and members of the general public in the Bank's market area. Insurance products offered by Hometown primarily include annuities and life insurance products. Hometown obtains its funding via a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. As of June 30, 2009, the Bank had advanced $40,000 on an approved line of credit of $100,000. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

        Mid America Capital, a South Dakota corporation formed in October 1990, specializes in equipment finance leasing. Mid America Capital obtains its funding through a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. As of June 30, 2009, Mid America Capital had advanced $13.4 million on an approved line of credit of $35.0 million with the Bank. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

        HFSC, a Delaware corporation formed in January 2003, existed for the sole purpose of buying motor vehicle installment loans from the Bank to be securitized. HFSC had no activity during fiscal 2008 and fiscal 2009.

        Mid-America, a South Dakota corporation formed in August 1971, in the past provided residential appraisal services to the Bank and other lenders in the Bank's market. Mid-America had no activity during fiscal 2008 and fiscal 2009.

        PMD, a South Dakota corporation formed in January 1992, in the past was engaged in the business of buying, selling and managing repossessed real estate properties. PMD had no activity during fiscal 2008 and fiscal 2009.

Market Area

        Based on total assets at June 30, 2009, the Bank is the largest savings association headquartered in South Dakota. The Bank has a total of 33 banking centers in its market area and one Internet branch located at www.homefederal.com. The Bank's primary market area includes communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area (MSA), and the cities of Pierre, Mitchell, Aberdeen, Brookings, Dakota Dunes, Watertown, and Yankton. The Bank also has a banking center in Marshall, Minnesota, which serves customers located in southwestern Minnesota. The banking center located in Dakota Dunes also serves customers located in northwestern Iowa. The Bank's primary market area features a variety of agribusiness, financial services, health care and light manufacturing firms. The Internet branch allows access to customers beyond traditional geographical areas.

        Mid America Capital provides services to customers primarily in a five-state area in the upper Midwest, but originations can and have expanded nationwide based on relationships developed with existing Bank customers and other vendor relationships.

Business Strategy

        The Company's business strategy is to remain a community-focused financial institution and to grow and improve its profitability by:

  •
  Continuing to Build Out our Distribution Capabilities in our Existing Markets.  The Company strives to fulfill its mission statement every day—"...to be the leading financial services provider to businesses and individuals in the communities we serve." The Company intends to increase its market share in its core market area by providing personalized banking and customized wealth management services. The Company will continue to capitalize on the economics of its market area and strive to maintain a profitable and community-focused financial institution.

  •
  Continuing to Build our Cornerstone Banking Businesses.  The Company remains focused on building its cornerstone banking businesses of personal banking, commercial and agriculture banking and wealth management services. In the past several years, the Company has made investments in its infrastructure, technology and human capital, with the specific aim to capitalize on these businesses.

  •
  Expanding Relationships with Existing Customers and Developing Relationships with New Customers.  The Company will continue to strive to fund its business through deposits within its market area, with a strategic focus on multiple-service household growth. The Company endeavors to increase existing and new customer relationships by providing individualized personal customer attention with local decision-making authority, which the Company believes positively distinguishes it from its larger, nonlocally owned competitors.

  •
  Taking Advantage of Opportunities with Economic Recovery.  The Company will continue to position itself to take advantage of appropriate growth opportunities that may arise as the national economy recovers. The Company plans to grow its lending activities through organic growth and/or, if appropriate opportunities arise, possible acquisitions of banks, thrifts and other financial services companies.

Lending Activities

        The Bank originates a variety of loans including one- to four-family residential loans, commercial business loans, agriculture loans, consumer loans, multi-family and commercial real estate loans, and construction loans. Consumer loans include loans for automobile purchases, home equity and home improvement loans and student loans.

Business Banking

        Commercial Business Lending.    In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates adjustable- and fixed-rate commercial loans. Interest rates on commercial business loans generally adjust or float with a designated national index plus a specified margin. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment and business expansion within the Bank's market area. The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration ("SBA") of which a portion of such loans are also guaranteed in part by the SBA. The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans. The Bank anticipates continued expansion and emphasis of its commercial business lending, subject to market conditions and the Home Owners' Loan Act ("HOLA") restrictions. See "Regulation—Loan and Investment Powers" below for HOLA restrictions.

        Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). The Bank's commercial business loans are typically secured by the assets of the business, such as accounts receivable, equipment and inventory. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Whenever possible, the Bank's commercial business loans include personal guarantees of the borrowers. In addition, the loan officer may perform on-site visits, obtain financial statements and perform a financial review of the loan.

        Multi-Family and Commercial Real Estate Lending.    The Bank engages in multi-family and commercial real estate lending primarily in South Dakota and the adjoining Midwestern states. These lending activities may include existing property or new construction development or purchased loans, including loans to builders and developers for the construction of one- to four-family residences and condominiums and the development of one- to four-family lots.

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

        The Bank presently originates adjustable-rate, short-term balloon payment, fixed-rate multi-family and commercial real estate loans. The Bank's multi- family and commercial real estate loan portfolio is secured primarily by apartment buildings and owner occupied and non-owner occupied commercial real estate. The terms of such loans are negotiated on a case-by-case basis. Commercial real estate loans generally have terms that do not exceed 25 years. The Bank has a variety of rate adjustment features, call provisions and other terms in its multi-family and commercial real estate loan portfolio. Generally, the loans are made in amounts up to 80% of the appraised value of the collateral property and with debt service coverage ratios of 115% or higher. The debt service coverage is the ratio of net cash from operations divided by payments of debt obligations. However, these percentages may vary depending on the type of security and the guarantor. Such loans provide for a negotiated margin over a designated national index. The Bank analyzes the borrower's financial condition, credit history, prior record for producing sufficient income from similar loans, and references as well as the reliability and predictability of the net income generated by the property securing the loan. The Bank generally requires personal guarantees of borrowers.

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

        The Bank also makes loans to developers for the purpose of developing one- to four-family lots. These loans typically have terms of one year and carry floating interest rates based on a national designated index. Loan commitment and partial release fees are charged. These loans generally provide for the payment of interest and loan fees from loan proceeds. The principal balance of these loans is typically paid down as lots are sold. Builder construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from the Bank, as well as broker referrals and direct solicitations of developers and builders. The application process includes a submission to the Bank of plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building), and land development loans are generally originated with a maximum loan-to-value ratio of 65% based upon an independent appraisal.

        The HOLA includes a provision that limits the Bank's non-residential real estate lending to no more than four times its total capital. This maximum limitation, which at June 30, 2009 was $400.3 million, has not materially limited the Bank's lending practices.

        Under HOLA, the maximum amount which the Bank may lend to any one borrower is 15% of the Bank's unimpaired capital and surplus, or $15.5 million at June 30, 2009. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. The Bank may request a waiver from the OTS to exceed the 15% loans-to-one borrower limitation on a case-by-case basis. See "Regulation—Loans-to-One Borrower" for more information and a discussion of the loans-to-one borrower regulations.

        Construction Lending.    The Bank makes construction loans to individuals for the construction of their residences, as well as loans to builders and developers for the construction of multi-family residential properties, in the Bank's primary market area.

        Construction loans to individuals for their residences are structured to be converted to mortgage loans at the end of the construction phase, which typically runs six to twelve months. These construction loans have rates and terms which match the one- to four-family residential mortgage loans offered by the Bank. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating residential mortgage loans.

        The Bank makes loans for the construction of multi-family residential properties. Such loans are generally made at adjustable rates, which adjust periodically based on the appropriate Treasury Note maturity.

        Construction loans are generally originated with a maximum loan-to-value ratio of 80%, based upon an independent appraisal. Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and development loans to borrowers other than owner occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

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

        Agricultural Loans.    In order to serve the needs of the local agricultural community and improve the interest rate sensitivity and yield of its assets, the Bank originates agricultural loans through its agricultural division. The agricultural division offers loans to its customers such as: (i) operating loans that are used to fund the borrower's operating expenses, which typically have a one year term and are indexed to the national prime rate; (ii) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (iii) agricultural farmland term loans that are used to finance (or refinance) land purchases; (iv) specialized loans to fund facilities and equipment for livestock confinement enterprises; and (v) loans to fund ethanol plant development. Agriculture real estate loans typically will have personal guarantees of the borrowers, a first lien on the real estate, interest rates adjustable to the national prime rate or Treasury Note rates, and annual, quarterly or monthly payments. Operating and term loans are secured by farm chattels (crops, livestock, machinery, etc.), which are the operating assets of the borrower. The Bank also originates agricultural loans directly and through programs sponsored by the Farmers Service Agency ("FSA") of which a portion of such loans are also guaranteed in part by the FSA.

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

        The Bank currently makes 10-, 15-, 20- and 30-year fixed- and adjustable-rate ("ARM") one- to four-family residential mortgage loans at loan-to-value ratios consistent with FNMA/FHLMC guidelines. Loan-to-values exceeding 80% are required to include private mortgage insurance in an amount sufficient to reduce the Bank's exposure at or below the 80% level. The Bank generally offers an ARM loan having a fixed rate for the initial three to five years, which then converts to a one-year annual rate reset ARM for the remainder of the life of the loan. These loans provide for an annual cap and a lifetime cap at a set percent over the fully-indexed rate.

        The Bank also offers a portfolio loan product that is a seven-year balloon loan that is fully payable at the end of the balloon term.

        The Bank also offers fixed-rate 10- to 30-year mortgage loans that conform to secondary market standards. Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions. Residential loans generally do not include prepayment penalties.

        The Bank also originates fixed-rate one- to four-family residential mortgage loans through the South Dakota Housing Development Authority ("SDHDA") program. These loans generally have terms not to exceed 30 years and are insured by the Federal Housing Administration ("FHA"), Veterans Administration ("VA"), Rural Development or private mortgage insurance. The Bank receives an origination fee of 1% of the loan amount from the borrower and a servicing fee of generally 0.38% from the SDHDA for these services. The Bank is the largest servicer of loans for the SDHDA. At June 30, 2009, the Bank serviced $930.8 million of mortgage loans for the SDHDA. See Note 4 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K for information on loan servicing.

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

Consumer Lending

        Other Consumer Lending.    The Bank's management considers its consumer loan products to be an important component of its lending strategy. Specifically, consumer loans generally have shorter terms to maturity and carry higher rates of interest than one- to four-family residential mortgage loans. In addition, the Bank's management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. The Bank ceased originations of consumer indirect automobile loans in the first quarter of fiscal year 2008 in order to pursue other lending opportunities and a re-allocation of the use of capital. The Bank also participates in Federal student loan programs, whereby loans are serviced by a third party until sold to the secondary loan market.

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

        Loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to less than 100% of the appraised or assessed value of the property securing the loan and generally have maximum terms that do not exceed 10 to 15 years.

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

Leasing Activities

        General.    Through its wholly owned subsidiary, Mid America Capital, the Bank originates commercial and municipal leases. These products have a fixed interest rate for the duration of the lease with terms typically ranging from 24 to 60 months. The leases generally are 100% financed with either the first or first and last months' payments due at lease inception. As a result of the 100% financing and fixed interest rate, the yield on leases is higher than similar type lending products.

        Leases are originated generally in a five-state area in the upper Midwest. All leases are secured by the equipment leased, with personal guarantees of the borrowers normally obtained on commercial leases.

        Commercial Leases.    In order to support the Bank and its customers and to improve the yield of its assets, Mid America Capital originates commercial leases to customers primarily in the upper Midwest. Mid America Capital offers three types of commercial leases: capital, tax and terminal rental adjustment clause ("TRAC") leases. TRAC leases are generally for medium- to heavy-duty titled equipment, such as semi-tractors and trailers and medium- to heavy-duty trucks. Leases may be structured with a contracted residual value of as little as $1.00 up to 20% to 25% of the equipment cost. Leases encompass a wide variety of equipment for a variety of commercial uses. The customer base tends to be small- to medium-sized businesses that view leasing as another financing option that augments their overall operation. Repayment terms tend to be monthly in nature.

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

        Municipal Leases.    The Bank and Mid America Capital also originate leases to municipal entities such as cities, counties, and public schools. The lessee must be a political subdivision of the state in order to qualify as a municipal lease. Because the interest income earned on this type of lease is exempt from federal income taxes, the rate offered to the municipality is usually substantially lower than a comparable commercial lease. Repayment terms generally are on a monthly, semi-annual or annual basis. Residual values are $1.00 for municipal leases.

        Repayment is based on the municipality's ability to levy and collect taxes. Assuming the municipality has a bond rating, that bond rating, together with audited financial statements, are the basis for the lease. On larger leases, bond ratings and financial statements will be reviewed annually.

        Loan and Lease Portfolio Composition.    Over the past several years, the Company has transformed the loan and lease portfolio away from predominantly one-to four-family residential and consumer loans to a more diverse portfolio including commercial and agriculture loans. As part of the Company's business strategy to build its commercial and agriculture loan portfolio, the Bank has hired several bankers with significant commercial and agriculture lending experience, which has led to successful growth results across these business lines. The Company's commercial and agricultural loan portfolio has increased from 59.17% of its total loan and lease portfolio at June 30, 2008 to 65.04% at June 30, 2009, while its one- to- four family residential and consumer loan portfolio has decreased from 31.90% of its total loan and lease portfolio to 26.20% over that period. Nevertheless, the Company continues to prioritize and invest in mortgage lending as it believes this to be a core component of its personal banking strategy.

        The following table sets forth information concerning the composition of the Company's loan and lease portfolio from continuing operations in dollar amounts and in percentages (before deductions for the undisbursed portion of loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
One- to four-family(1)	$94,237	10.59%	$108,546	13.36%	$125,525	15.97%	$108,342	14.57%	$106,832	15.46%
Multi-family	49,054	5.51	46,118	5.68	34,126	4.34	34,161	4.59	34,241	4.95
Commercial business and real estate(2)(3)	337,477	37.90	310,378	38.20	281,357	35.79	248,060	33.35	223,812	32.39
Agricultural real estate	102,676	11.53	78,043	9.60	48,030	6.11	31,484	4.23	23,954	3.47
Construction	12,827	1.44	8,286	1.02	18,674	2.38	33,596	4.52	15,454	2.24
Equipment finance leases(2)	15,880	1.78	19,250	2.37	22,267	2.83	29,343	3.95	33,090	4.79
Agricultural business	134,331	15.09	91,934	11.31	69,608	8.86	57,985	7.80	50,088	7.25
Consumer Loans:
Automobile	36,359	4.08	58,807	7.24	98,238	12.50	106,900	14.37	108,621	15.72
Deposit account	1,645	0.19	1,580	0.19	1,772	0.23	1,553	0.21	1,253	0.18
Student(4)	5,993	0.67	614	0.08	263	0.03	420	0.06	400	0.06
Junior liens on mortgages	91,570	10.28	81,250	10.00	79,113	10.06	84,898	11.42	87,243	12.63
Other	8,367	0.94	7,727	0.95	7,079	0.90	6,932	0.93	5,968	0.86

Total consumer loans	143,934	16.16	149,978	18.46	186,465	23.72	200,703	26.99	203,485	29.45

Total gross loans and leases	890,416	100.00%	812,533	100.00%	786,052	100.00%	743,674	100.00%	690,956	100.00%

Less:
Undisbursed portion of loans in process	(23,791)		(19,834)		(10,387)		(9,674)		(6,350)
Deferred fees and discounts	(462)		(193)		582		883		1,289
Allowance for losses	(8,470)		(5,933)		(5,872)		(5,657)		(5,076)

Total loans and leases receivable, net	$857,693		$786,573		$770,375		$729,226		$680,819

(1)
Includes one- to four-family loans held for sale.

(2)
Includes tax-exempt loans and leases.

(3)
Includes commercial loans held for sale.

(4)
Includes student loans held for sale.

        The following table sets forth the composition of the Company's loan and lease portfolio from continuing operations by fixed- and adjustable-rate in dollar amounts and in percentages (before deductions for the undisbursed portion of loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated. Adjustable-rate loans are tied to various indices including prime rate and the treasury yield curve and have reset dates ranging from daily to several years.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Fixed-Rate Loans and Leases:
One- to four-family(1)	$68,547	7.70%	$76,392	9.40%	$89,086	11.33%	$70,341	9.46%	$65,605	9.49%
Multi-family, commercial & construction(2)(3)	85,951	9.65	107,511	13.23	121,046	15.40	115,939	15.59	70,121	10.14
Agricultural real estate	23,552	2.64	23,841	2.93	13,591	1.73	9,495	1.28	4,096	0.59
Consumer(4)	93,546	10.51	110,702	13.63	146,686	18.66	151,354	20.35	141,942	20.54
Agricultural business	24,988	2.81	17,020	2.09	14,007	1.78	6,673	0.90	6,759	0.98
Equipment finance leases(2)	15,880	1.78	19,250	2.37	22,267	2.83	29,343	3.95	33,090	4.79

Total fixed-rate loans and leases	312,464	35.09	354,716	43.65	406,683	51.73	383,145	51.53	321,613	46.53

Adjustable-Rate Loans:
One- to four-family(1)	25,690	2.88	32,154	3.96	36,439	4.64	38,001	5.11	41,227	5.97
Multi-family, commercial & construction	313,407	35.20	257,271	31.67	213,111	27.12	199,878	26.87	203,386	29.44
Agricultural real estate	79,124	8.89	54,202	6.67	34,439	4.38	47,770	6.42	19,858	2.87
Consumer(4)	50,388	5.66	39,276	4.83	39,779	5.06	49,349	6.64	61,543	8.92
Agricultural business	109,343	12.28	74,914	9.22	55,601	7.07	25,531	3.43	43,329	6.27

Total adjustable-rate loans	577,952	64.91	457,817	56.35	379,369	48.27	360,529	48.47	369,343	53.47

Total loans and leases	890,416	100.00%	812,533	100.00%	786,052	100.00%	743,674	100.00%	690,956	100.00%

Less:
Undisbursed portion of loans in process	(23,791)		(19,834)		(10,387)		(9,674)		(6,350)
Deferred fees and discounts	(462)		(193)		582		883		1,289
Allowance for loan and lease losses	(8,470)		(5,933)		(5,872)		(5,657)		(5,076)

Total loans and leases receivable, net	$857,693		$786,573		$770,375		$729,226		$680,819

(1)
Includes one- to four-family loans held for sale.

(2)
Includes tax-exempt loans and leases.

(3)
Includes commercial loans held for sale.

(4)
Includes student loans held for sale.

        The following schedule illustrates the scheduled principal contractual repayments of the Company's loan and lease portfolio at June 30, 2009. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family(1)	Multi- Family	Commerical	Agricultural	Construction	Consumer(2)	Commercial Business(3)	Agricultural	Total
	(Dollars in Thousands)
Due in less than 1 year	$5,993	$4,806	$40,953	$12,380	$8,739	$35,525	$84,832	$113,180	$306,408
Due in 1 to 5 years	18,443	15,474	64,268	25,446	2,746	89,745	32,597	18,989	267,708
Due 5 years or greater	69,801	28,774	116,025	64,850	1,342	18,664	14,682	2,162	316,300

Total	$94,237	$49,054	$221,246	$102,676	$12,827	$143,934	$132,111	$134,331	$890,416

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

        The following table sets forth the composition of the Company's deferred fees and discounts on loans as of the dates indicated.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
One-to four-family	$(500)	$(599)	$(691)	$(616)	$(576)
Multi-family, commercial real estate & construction	(252)	(232)	(276)	(348)	(278)
Consumer	16	44	103	113	122
Agricultural	(99)	(70)	(44)	(32)	(32)
Equipment finance leases	131	39	40	63	80
Commercial business	28	21	14	5	(15)
Dealer reserve	214	604	1,436	1,698	1,988

Total deferred fees and discounts	$(462)	$(193)	$582	$883	$1,289

        Deferred fees and discounts on loans and leases have trended to a net deferred cost position. In fiscal year 2009, the net deferred fees and discounts on loans and leases decreased by $269,000. This decrease was primarily due to a $390,000 reduction in dealer reserve, as a result of lower indirect automobile loan balances as the Company ceased consumer indirect loan originations in the first quarter of fiscal year 2008.

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

        In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification, as well as investment securities, in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 2009, the Company had designated $21.0 million of its assets as special mention and $30.0 million of its assets as classified. Other potential problem loans are included in criticized and classified assets. See "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further discussion.

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

        Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives. At June 30, 2009, approximately 89.6% of our investment portfolio was in AAA-rated, liquid residential mortgage-backed securities. Our $199.6 million of residential mortgage-backed securities at June 30, 2009 consisted of agency securities, with a single $1.8 million private label collateralized mortgage obligation security.

        At June 30, 2009, the Company's investments in residential mortgage-backed securities totaled $199.6 million, or 17.0% of its total assets. As of such date, the Bank also had a $12.5 million investment in the stock of the Federal Home Loan Bank of Des Moines ("FHLB" or "FHLB of Des Moines") in order to satisfy the FHLB of Des Moines' requirement for membership.

        The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table.

	At June 30, 2009
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. government agencies & corporations	$1,121	4.70%	$1,511	4.99%	$—	—%	$—	—%	$2,632	$2,671
Municipal bonds	1,203	2.62	3,403	3.57	7,033	3.85	2,717	4.03	14,356	14,301
Trust preferred securities	—	—	—	—	—	—	11,879	2.81	11,879	6,051
Residential mortgage-backed securities	—	—	1,419	5.32	32,072	5.60	163,213	4.51	196,704	199,632

Total investment securities	$2,324		$6,333		$39,105		$177,809		$225,571	$222,655

        The effective maturities for the Bank's residential mortgage-backed securities are much shorter due to the combination of prepayments and the variable-rate nature of $137.3 million of residential mortgage-backed securities. The variable or hybrid (fixed for a period of time and then variable thereafter) structure gives the Bank flexibility in risk management of the balance sheet.

        Management has implemented a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluation of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. In fiscal year 2009, the total other-than-temporary impairment losses taken against the pooled trust preferred securities was $3.9 million, of which $3.5 million was recognized on the balance sheet in other comprehensive income with $397,000 of credit loss recognized through earnings. Additionally, the company recorded a net impairment loss of $8,000 attributed to Fannie Mae common stock held in the investment securities portfolio.

        No other-than-temporary impairments were recorded against earnings during fiscal years 2008 or 2007. See Note 1, "Summary of Significant Accounting Policies," and Note 2, "Investment Securities," of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 of this Form 10-K for additional information.

        The Bank's investment securities portfolio is managed in accordance with a written investment policy adopted by the Bank's Board of Directors. Investments may be made by the Bank's officers within specified limits and approved in advance by the Bank's chief executive officer or president for transactions over these limits. At the present time, the Bank does not have any investments that are held for trading purposes. At June 30, 2009, the Company had $222.9 million of securities available for sale, including residential mortgage-backed securities of $199.6 million. See Note 2 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further information on the Company's investment portfolio.

Sources of Funds

        General.    The Company's primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, residential mortgage-backed securities and callable agency securities. Secondary sources include sales of mortgage loans, sales and/or maturities of securities, out-of-market deposits and short-term investments.

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

        Deposits.    The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of statement savings accounts, checking accounts, money market and certificate of deposit accounts ranging in terms from 30 days to five years. The Bank primarily solicits deposits from its market area, with a strategic focus of multiple-service household growth. The Bank relies primarily on customer service, competitive pricing policies and advertising to attract and retain these deposits. Based on liquidity needs, the Bank may, from time to time, acquire out-of-market deposits in those circumstances where wholesale funding offers either a maturity or cost efficiency not available with retail deposits. At June 30, 2009, out-of-market deposits accounted for less than 3% of total deposits.

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

        The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of the dates indicated.

	At June 30,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$94,067	11.23%	$90,598	11.55%	$86,679	10.62%
Interest bearing accounts weighted average rates of .15%, .64% and 1.97% at June 30, 2009, 2008 and 2007	94,846	11.32	90,125	11.49	87,030	10.67
Savings accounts weighted average rates of .35%, 1.46% and and 3.26% at June 30, 2009, 2008 and 2007	81,417	9.72	78,575	10.02	66,235	8.12
Money market accounts weighted average rates of .64%, 1.53% and 3.84% at June 30, 2009, 2008 and 2007	145,214	17.33	171,689	21.89	212,546	26.05

Total transaction accounts	415,544	49.60	430,987	54.95	452,490	55.46

In-Market Certificates of Deposit:
0.00 - 1.99%	91,971	10.98	1,069	0.14	11	0.00
2.00 - 2.99%	87,130	10.40	64,598	8.23	3,699	0.45
3.00 - 3.99%	109,339	13.05	58,781	7.50	41,677	5.11
4.00 - 4.99%	81,817	9.76	106,627	13.60	78,457	9.62
5.00 - 5.99%	30,922	3.69	94,727	12.08	167,710	20.56
6.00 - 6.99%	112	0.01	193	0.02	304	0.04

Total in-market certificates of deposit	401,291	47.89	325,995	41.57	291,858	35.78
Out-of-market certificates of deposit weighted average rate of 1.32%, 2.98% and 5.10% at June 30, 2009, 2008 and 2007	21,033	2.51	27,255	3.48	71,516	8.76

Total certificates of deposit	422,324	50.40	353,250	45.05	363,374	44.54

Total deposits	$837,868	100.00%	$784,237	100.00%	$815,864	100.00%

        The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2009.

	Maturity
	Less Than 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
Certificates of deposit less than $100,000(1)	$44,815	$32,252	$64,096	$63,558	$204,721
Certificates of deposit of $100,000 or more	17,497	42,600	61,465	22,274	143,836
Out-of-market certificates of deposit(2)	3,072	1,724	5,746	10,491	21,033
Public funds(3)(4)	9,661	21,501	20,392	1,180	52,734

Total certificates of deposit	$75,045	$98,077	$151,699	$97,503	$422,324

(1)
Includes funds from the Certificate of Deposit Account Registry Service ("CDARS") certificate of deposit program of $25.4 million.

(2)
Includes certificates of deposit of $100,000 or greater of $19.9 million.

(3)
Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)
Includes certificates of deposit of $100,000 or greater of $51.2 million.

        The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 6 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. Deposits at June 30, 2009, and 2008 included $78.1 million and $76.5 million, respectively, of deposits from one local governmental entity, the majority of which are savings account balances.

        Borrowings.    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

        The Bank's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgeable loans, including but not limited to, its mortgage related loans, residential mortgage-backed securities and U.S. Government and other agency securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2009, the Bank's FHLB advances totaled $207.2 million, representing 18.7% of total liabilities.

        The Company has a line of credit for $6.0 million with First Tennessee Bank, NA for liquidity needs. Outstanding advances were $5.5 million and $0 at June 30, 2009 and 2008, respectively. The Company pledged 25% of the stock of the Bank as collateral upon drawing on the line of credit. The line of credit matures on September 30, 2009. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further detail of the Company's borrowings.

        The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	Years Ended June 30,
	2009	2008	2007
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$307,562	$244,040	$131,975
Other borrowings	5,719	180	100
Average Balance:
FHLB and FRB advances	$231,587	$152,140	$106,150
Other borrowings	619	149	2

        The following table sets forth certain information as to the Bank's FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2009	2008	2007
	(Dollars in Thousands)
Overnight federal funds purchased	$26,495	$29,920	$—
Fixed-rate FHLB advances	180,655	168,355	68,500
Other borrowings	5,719	179	100

Total borrowings	$212,869	$198,454	$68,600

Weighted average interest rate of borrowings	3.63%	3.88%	4.78%

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

Employees

        At June 30, 2009, the Bank had a total of 323 full-time equivalent employees ("FTEs") including 7 FTEs of the Bank's subsidiary corporations. The Bank's employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.

Regulation

General

        The Bank is a federally chartered thrift institution, the deposits of which are federally insured by the FDIC under the Deposit Insurance Fund (the "DIF"). Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations by its primary federal regulator, the OTS, and by its deposit insurer, the FDIC. The Bank is a member of the Federal Home Loan Bank of Des Moines ("FHLB" or "FHLB of Des Moines") and is subject to certain limited regulation by the Federal Reserve. As the unitary thrift holding company of the Bank, we are also subject to federal regulation and oversight by the OTS. The purpose of the regulation of us, like other depository institution holding companies, is to protect subsidiary institutions where deposits are federally insured and their depositors.

        Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this Form 10-K. The following discussion is intended to be a summary of the material statutes, regulations and policies applicable to savings associations and their holding companies, and is not intended to be a complete discussion of all such statutes, regulations and policies.

Regulation of Federal Savings Associations

        The OTS has extensive authority over the operations of federal savings associations, such as the Bank. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings association can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Bank and its operations and on us and our stockholders.

        The Bank is required to file periodic reports with the OTS and is subject to periodic examinations primarily by the OTS and to a lesser extent by the FDIC.

Assessments

        The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed by totaling three components: the Bank's total assets, supervisory condition and complexity of operations. The Bank's OTS assessment (standard assessment) for the fiscal year ended June 30, 2009, was approximately $240,000.

Enforcement

        The OTS has primary enforcement responsibility over federal savings associations, including the Bank. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices and can result in, among other things, assessments of civil money penalties, issuance of cease and desist orders and removal of directors and officers. Under the Federal Deposit Insurance Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the OTS, the FDIC may take action under certain circumstances.

Safety and Soundness Standards

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

        In addition, the OTS adopted regulations that authorize the OTS to order a bank that has been given notice by the OTS that it is not satisfying applicable safety and soundness standards to submit a compliance plan. If, after being so ordered, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing corrective actions and other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If a bank fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Action Regulations

        Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of the following five categories based on the association's capital:

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

        An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

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

        At June 30, 2009, the Bank met the criteria for being considered "well-capitalized."

Business Activities

        The activities of federal savings associations are generally governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, many types of lending authority for federal savings associations are limited to a specified percentage of the institution's capital or assets.

Loan and Investment Powers

        The Bank derives its lending and investment powers from the Home Owners' Loan Act ("HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association's assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association's assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In addition, the HOLA and the OTS regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes. At June 30, 2009, the Bank met the 10% leasing limitation with 1.36% of total Bank assets. Such general leases, however, do not have to be aggregated with the institution's loans for purposes of the HOLA's investment and lending limitations. At June 30, 2009, the Bank met the 20% limitation on commercial and agricultural loans and leases with such loans and leases equal to 15.58% of total Bank assets.

Loans-To-One Borrower

        Under the HOLA, the Bank is generally subject to the same limits on loans-to-one borrower as are imposed on national banks. With specified exceptions, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2009, the Bank's lending limit under this restriction was $15.5 million.

Federal Deposit Insurance of Accounts and Regulation by the FDIC

        The Bank is a member of, and pays deposit insurance assessments to, the DIF, which is administered by the FDIC. Effective April 1, 2006, through the Federal Deposit Insurance Reform Act of 2005, the maximum insurance coverage for self-directed retirement plan deposits increased from $100,000 to $250,000 permanently. All other deposits are presently insured up to $250,000 per depositor until December 31, 2013. This federal deposit insurance coverage limit was temporarily raised from $100,000 to its current level under the Emergency Economic Stabilization Act of 2008, and on May 20, 2009, this temporary insurance limit was extended from an original termination date of December 31, 2009 to December 31, 2013. FDIC insurance of deposits is backed by the full faith and credit of the U.S. government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

        The DIF was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the "Deposit Insurance Fund Act"). In addition to merging the insurance funds, the Deposit Insurance Fund Act established a statutory minimum and maximum designated reserve ratio for the DIF and granted the FDIC greater flexibility in establishing the required reserve ratio. In its regulations implementing the Deposit Insurance Fund Act, the FDIC set the current annual designated reserve ratio for the DIF at 1.25%.

        In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution's premium is generally based on the balance of insured deposits and the degree of risk the institution poses to the DIF. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution's most recent supervisory and capital evaluations, designed to measure risk. In October 2008, the FDIC proposed raising assessment rates to implement a Restoration Plan for the DIF, which had fallen significantly below the minimum target level of 1.15% as a result of recent bank failures. On February 27, 2009, the FDIC approved an amended Restoration Plan, under which the FDIC implemented an assessment rate schedule to raise the DIF reserve ratio to 1.15% within seven years. Pursuant to the Plan, the FDIC is implementing a final rule that sets assessment rates and makes adjustments based on risk. Under the final rule, banks in the lowest risk category will pay initial base rates ranging from 12 basis points to 16 basis points of assessable deposits on an annual basis, beginning on April 1, 2009 (applicable to assessments for the second quarter of 2009 and thereafter); but this may be further adjusted to between 7 and 24 basis points of assessable deposits for banks holding unsecured debt, certain secured liabilities and brokered deposits beyond a certain amount. Banks in the highest risk category will pay an initial base rate of 45 basis points of assessable deposits, which may also be adjusted to between 40 basis points and 77.5 basis points of assessable deposits for excess amounts of unsecured debt, certain secured liabilities and brokered deposits. The FDIC also has the ability to adjust the assessment rate schedule from quarter to quarter. On May 22, 2009, the Board of Directors of the FDIC adopted a final rule establishing a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment will be collected September 30, 2009. The FDIC is authorized to raise the assessment rates as necessary to maintain the DIF and has authority to declare additional special assessments during 2009. The FDIC has indicated that it is probable that an additional special assessment will be necessary in the fourth calendar quarter of 2009.

        The Deposit Insurance Fund Act allows "eligible insured depository institutions" to share a one-time assessment credit pool of approximately $4.7 billion. To be eligible, an institution must have been in existence on December 31, 1996 and have paid a deposit insurance assessment prior to that date, or be a "successor" to such an institution. The Bank's remaining assessment credit of $114,000 at June 30, 2008, was applied to reduce deposit insurance assessments during the first and second quarters of fiscal year 2009.

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

        The Bank's assessment rate for the fiscal year ending June 30, 2009, was 0.1248% and the premium paid for Fiscal 2009 was $563,000. In addition, the Bank accrued $266,000 for the fourth quarter assessment and accrued $536,000 for a special assessment payable September 30, 2009. The FDIC has authority to increase insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

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

Regulatory Capital Requirements

        OTS regulations require the Bank to meet three minimum capital standards:

  •
  a tangible capital ratio requirement of 1.50%;

  •
  a leverage (core capital) ratio requirement of 4% (3% if a savings association has been assigned the highest composite rating); and

  •
  a risk-based capital ratio requirement of 8%.

        In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank's risk profile.

        At June 30, 2009, the Bank exceeded each of its capital requirements as shown in the following table:

	Amount(1)	Percent of Applicable Assets(2)
	(Dollars in Thousands)
GAAP Capital	$100,074	8.50%

Tier 1 (core) capital	$99,067	8.45%
Required	46,910	4.00

Excess over requirement	$52,157	4.45%

Total risk-based capital	$107,252	11.05%
Required	77,666	8.00

Excess over requirement	$29,586	3.05%

    (1)
    The Bank's investment in its subsidiaries is included for purposes of calculating regulatory capital.

    (2)
    Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk based capital figures are determined as a percentage of risk-weighted assets.

        The Federal Deposit Insurance Corporation Improvement Act, or the FDICIA, required that the OTS and other federal banking agencies revise their risk-based capital standards to ensure that they take into account interest rate risk, concentration of risk and the risks of non-traditional activities. The OTS monitors the interest rate risk of individual institutions through (i) the OTS requirements for interest rate risk management, (ii) the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and (iii) regulatory requirements that provide guidance on the management of interest rate risk and outline the responsibility of boards of directors in that area.

        The OTS monitors the interest rate risk of individual institutions through analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by savings banks. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

Limitations on Dividends and Other Capital Distributions

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

        During the fiscal year ended June 30, 2009, the Bank paid cash dividends to the Company totaling $2.4 million.

Liquidity

        All savings associations, including the Bank, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. For a discussion of what the Bank includes in liquid assets, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Branching

        Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (i) in states that expressly authorize branches of savings associations located in another state or (ii) to an association that qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See the section below entitled "—Qualified Thrift Lender Test." This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment

        Under the Community Reinvestment Act, or CRA, as implemented by the OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings association, to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain regulatory applications by the Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in the OTS evaluation, which was last completed on May 29, 2008.

        The CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

Qualified Thrift Lender Test

        Under the HOLA, the Bank must comply with the qualified thrift lender test, or the QTL test. Under the QTL test, the Bank is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986, as amended.

        At June 30, 2009, the Bank held 75.20% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments in 12 of the 12 months during the fiscal year ended June 30, 2009, and thus qualified under the QTL test. The Bank has met the QTL test since its inception.

        A savings bank that fails the QTL test and is unable to demonstrate a reasonable likelihood of meeting it in the future may be required to convert to a bank charter and will generally be prohibited from: (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, and (iii) establishing any new branch office in a location not permissible for a national bank. In addition, if the institution does not re-qualify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and may have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible.

Transactions with Affiliates

        The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations, Sections 22(g), 22(h), 23A and 23B of the Federal Reserve Act, or the FRA, and Regulation W issued by the Federal Reserve, Section 11 of the HOLA as well as any additional limitations adopted by the OTS. OTS regulations regarding transactions with affiliates generally conform to Regulation W. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers.

        In addition, the OTS regulations include additional restrictions on savings banks under Section 11 of the HOLA, including provisions prohibiting a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. OTS regulations also include certain specific exemptions from these prohibitions. The Federal Reserve and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

        Section 402 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank,, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

        The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the unimpaired capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's unimpaired capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low-quality assets from affiliates is permitted only under certain circumstances. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates.

Real Estate Lending Standards

        The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (i) are secured by real estate or (ii) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require the Bank to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. The Bank is also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified. The Bank has established and implemented these required policies regarding real estate lending activities.

Nontraditional Mortgage Products

        The federal banking agencies recently published final guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages.

        Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance required increased scrutiny for alternative mortgage products. Institutions that originate or service alternative mortgages should have (i) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (ii) prudent lending policies and underwriting standards that address a borrower's repayment capacity; and (iii) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features that compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application.

        The Bank is required to comply with the guidance as it is interpreted and applied by the OTS.

Privacy Regulations

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

Protection of Customer Information

        In addition to certain state laws governing protection of customer information, the Bank is subject to federal regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the federal banking agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Federal guidelines also impose certain customer disclosures and other actions in the event of unauthorized access to customer information.

Consumer Protection and Compliance Provisions

        The Bank is subject to various laws and regulations dealing generally with consumer protection matters. The Bank may be subject to potential liability under these laws and regulations for material violations. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

  •
  Federal "Truth-In-Lending Act," governing disclosures of credit terms to consumer borrowers;

  •
  "Home Mortgage Disclosure Act of 1975", requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  "Equal Credit Opportunity Act," prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  "Fair Credit Reporting Act of 1978," as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, and requiring certain identity theft protections and certain credit and other disclosures;

  •
  "Fair Debt Collection Act," governing the manner in which consumer debts may be collected by collection agencies;

  •
  "Servicemembers Civil Relief Act"; and

  •
  Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        The Bank's deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

  •
  "Truth in Savings Act," which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

  •
  "Right to Financial Privacy Act," which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

  •
  "Electronic Funds Transfer Act" and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

  •
  Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Identity Theft Prevention

        The federal banking agencies, including the OTS, finalized a joint rule implementing Section 315 of the Fair and Accurate Credit Transactions Act, requiring each financial institution or creditor to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. The rule became effective January 1, 2008 and mandatory compliance commenced on November 1, 2008.

        Among the requirements under the rule, the Bank is required to adopt "reasonable policies and procedures" to:

  •
  identify relevant red flags for covered accounts and incorporate those red flags into the program;

  •
  detect red flags that have been incorporated into the identity theft prevention program;

  •
  respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and

  •
  ensure the identity theft prevention program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

Prohibitions Against Tying Arrangements

        Federal savings associations are subject to statutory prohibitions on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Trust Activities Regulation

        The Bank derives its trust powers from Section 5(n) of the HOLA and the regulations and policies of the OTS. Under these laws, regulations and policies, the trust activities of federal savings associations are governed by both federal and state laws. Generally, the scope of trust activities that the Bank can provide will be governed by the laws of the states in which the Bank is "located" (as such term is defined under the regulations of the OTS), while other aspects of the trust operations of the Bank are governed by federal laws and regulations. If the trust activities of a federal savings association are located in more than one state, however, then the scope of fiduciary services that the federal savings association can provide will vary depending on the laws of each state.

        The Bank, through its trust department, acts as trustee, personal representative, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of June 30, 2009, the trust department of the Bank maintained approximately $77.5 million in assets under management.

Federal Reserve System

        Under Federal Reserve regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Federal Reserve regulations generally require that (i) reserves of 3% must be maintained against aggregate transaction account balances of $44.4 million or less, subject to adjustment by the Federal Reserve, and (ii) a reserve of 10% must be maintained against that portion of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements. The Bank was in compliance with these reserve requirements at June 30, 2009. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve bank, or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.

Federal Home Loan Bank System

        The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

        At June 30, 2009, the Bank had $12.5 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock, subject to approval by the FHLB. For the fiscal year ended June 30, 2009, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $269,000, which constitutes a $35,000 decrease in the amount of dividends received in fiscal 2008.

Anti-Money Laundering / Terrorist Financing Provisions

        The Bank is subject to the OTS and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, commonly known as the USA PATRIOT Act, which gives the federal government expanded powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Holding Company Regulation

        We are a unitary savings and loan holding company within the meaning of the HOLA. As such, we are required to register with and be subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over us and any of our non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. Unlike bank holding companies, a savings and loan holding company is not subject to any regulatory capital requirements of, or to supervision by, the Federal Reserve.

"Grandfathered" Savings and Loan Holding Company Status

        Because we acquired the Bank prior to May 4, 1999, we are a "grandfathered" unitary savings and loan holding company under the Gramm-Leach-Bliley Act. As such, we are exempt from the limitations on certain unrelated business activities that apply to other savings and loan holding companies and their subsidiaries that are not savings associations, provided the Bank continues to be a "qualified thrift lender." If, however, we are acquired by a non-financial company, if we acquire another savings association subsidiary (and we become a multiple savings and loan holding company) or, as a result of proposed legislative changes, we will terminate our "grandfathered" unitary savings and loan holding company status, and become subject to certain additional limitations on the types of business activities in which we could engage. All "non-grandfathered" unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the Gramm-Leach-Bliley Act.

Restrictions Applicable to All Savings and Loan Holding Companies

        Federal law prohibits a savings and loan holding company, including us, directly or indirectly, from acquiring:

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

        In addition, if the Bank fails the QTL test (discussed above), we must register with the Federal Reserve as a bank holding company under the Bank Holding Company Act within one year of the Bank's failure to so qualify.

        The HOLA also prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

Developments in Regulation of the Financial Sector

        In response to the ongoing deteriorating conditions in the U.S. financial system, the Obama Administration, Congress and federal banking agencies have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.

Emergency Economic Stabilization Act of 2008

        The Emergency Economic Stabilization Act, enacted on October 3, 2008, provided the Secretary of the Treasury with authority to, among other things, establish the Troubled Asset Relief Program ("TARP") to purchase from financial institutions up to $700 billion of troubled assets, which include residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008. The term "troubled assets" also included any other financial instrument that the Secretary, after consultation with the Chairman of the Federal Reserve determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination in writing, to the appropriate committees of the U.S. Congress.

        On October 14, 2008, the Treasury announced the Capital Purchase Program ("CPP") under the Emergency Economic Stabilization Act, pursuant to which the Treasury would purchase up to $250 billion of senior preferred shares from qualifying financial institutions on standardized terms. The program was voluntary and required an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. On November 21, 2008, we entered into a purchase agreement with the Treasury under the CPP, pursuant to which we agreed to issue and sell (i) 25,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the "Preferred Stock") and (ii) a warrant to purchase up to 302,419 shares of our common stock, par value $0.01 per share, at an initial exercise price of $12.40 per share (the "Warrant"), for an aggregate purchase price of $25.0 million in cash. On June 3, 2009, we entered into a Repurchase Letter Agreement with the Treasury pursuant to which we completed the repurchase of the Preferred Stock from the Treasury. The repurchase price of the Preferred Stock was $25.0 million, plus a final accrued dividend of $62,500. On June 30, 2009, we entered into a Warrant Repurchase Letter Agreement with the Treasury pursuant to which we repurchased the Warrant from the Treasury for a purchase price of $650,000.

        On February 25, 2009, the Treasury announced the Capital Assistance Program ("CAP"), which is a new capital program under the Treasury's Financial Stability Plan. The purpose of the CAP is to restore confidence throughout the financial system by ensuring that the nation's largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. The CAP does not replace the CPP and is open to qualifying institutions regardless of whether they participated in the CPP. The deadline to apply for the CAP has been extended to November 9, 2009. We have not applied for the CAP. Recipients of CAP funding issue mandatory convertible preferred stock to the Treasury and are subject to requirements governing executive compensation and corporate governance for the entire period during which the Treasury holds equity issued under the CAP.

American Recovery and Reinvestment Act of 2009

        On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 into law as a $787 billion dollar economic stimulus. The stimulus included discretionary spending for among other things, infrastructure projects, increased unemployment benefits and food stamps, as well as tax relief for individuals and businesses. This act also implemented new executive compensation and corporate governance requirements applicable to CPP participants.

Temporary Liquidity Guarantee Program

        The FDIC established a Temporary Liquidity Guarantee Program ("TLG") on October 14, 2008 (i) guaranteeing certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009, which was extended to October 31, 2009, and (ii) providing unlimited insurance coverage for non-interest bearing transaction accounts through December 31, 2009, which was extended to June 30, 2010.

        The Debt Guarantee Program ("DGP") component of the TLG program provides liquidity to the inter-bank lending market and promotes stability in the unsecured funding market. Under the DGP, the FDIC temporarily guarantees all newly issued senior unsecured debt up to prescribed limits. In general, the maximum amount of outstanding debt that is guaranteed under the DGP for each participating entity at any time is limited to 125 percent of the par value of the participating entity's senior unsecured debt. The DGP ensures that such debt would be fully protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy. Entities that did not wish to participate in the DGP had to opt out by December 5, 2008. We did not opt out of the DGP. On June 3, 2009, the FDIC issued a final rule providing a limited four-month extension for the issuance of debt under the DGP until October 31, 2009. For debt issued on or after April 1, 2009, FDIC-guarantee of senior unsecured debt expires on the earliest of the mandatory conversion date for mandatory convertible debt, the stated date of maturity, or December 31, 2012. Proposed alternatives for phasing out the DGP is currently the subject of a notice of proposed rulemaking issued by the FDIC.

        Under the Transaction Account Guarantee Program ("TAGP") component of the TLG program, non-interest bearing transaction accounts are fully insured through December 31, 2009. On August 26, 2009, the FDIC adopted a final rule extending the TAGP for six months, through June 30, 2010. For institutions choosing to remain in the program for the extended period, the annual assessment rate that will apply to such institutions during the extension period will be either 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC's risk-based premium system. Any institution currently participating in the TAGP that wishes to opt out of the TAGP extension must submit its opt-out election to the FDIC on or before November 2, 2009.

        Non-interest bearing transaction accounts are any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time. Transaction accounts do not include interest-bearing money market deposit accounts or sweep arrangements that result in funds being placed in an interest-bearing account as the result of the sweep. The unlimited guarantee under the TAGP is in addition to, and separate from, the general deposit insurance coverage provided for under the DIF, currently at $250,000 per depositor, per institution until December 31, 2013. We have opted to participate in the TAGP and as such are bound by the requirements of the program, including the quarterly payment of an annualized 10 basis point assessment on any deposit amounts exceeding the existing deposit insurance limit of $250,000. This assessment is in addition to our usual risk-based assessment, as discussed above under "—Federal Deposit Insurance of Accounts and Regulation by the FDIC."

Term Asset-Backed Securities Loan Facility

        Under the Term Asset-Backed Securities Loan Facility ("TALF"), the Federal Reserve Bank of New York will lend up to $200 billion to eligible owners of certain AAA-rated asset backed securities backed by newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans. The TALF has the potential to generate up to $1 trillion of lending for businesses and households. Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account relationship with a primary dealer. The facility will cease making loans collateralized by newly issued commercial mortgage-backed securities ("CMBS") on June 30, 2010, and loans collateralized by all other types of TALF-eligible newly issued and legacy asset backed securities on March 31, 2010, unless the Federal Reserve Board extends the facility.

Unfair and Deceptive Practices

        On January 29, 2009, the OTS, along with other federal banking agencies ("the Agencies") issued a joint final rule under Section 5 of the Federal Trade Commission Act, or the FTC Act, that provides clarification to the body of law surrounding unfair or deceptive acts or practices. In adopting the rule, the Agencies drew on the statutory definition of what constitutes an "unfair" act or practice under the FTC Act, and also drew on the definition of what constitutes a "deceptive" act or practice under applicable FTC guidance. The Agencies identified five credit card practices that they conclusively determined to be unfair, and therefore unlawful under the FTC Act. Furthermore, the Agencies reserved the right to regulate all other unfair or deceptive acts or practices of depository institutions on a case-by-case basis. The effective date of the final rule is July 1, 2010. As discussed below, however, recently enacted legislation overrides any provisions of the final rule that are inconsistent with the legislation, including effective dates. Therefore, to the extent that any provision of the final rule does not conform to the enacted legislation or the applicable deadlines, such provisions are no longer applicable.

Truth-in-Lending Act Amendments

        On January 29, 2009, the Federal Reserve also issued a final rule amending Regulation Z (which implements the Truth-in-Lending Act) to revise the disclosures that consumers receive in connection with credit card accounts and other revolving credit plans. The final rule requires changes to the format, timing, and content requirements for credit card applications and solicitations and for the disclosures that consumers receive with regard to open-end accounts. Under the final rule, affected institutions have until July 1, 2010 to comply with the new rules. However, as discussed in the next paragraph, recently enacted legislation amends the Truth-in-Lending Act. Therefore, to the extent that the Federal Reserve's regulatory amendments to Regulation Z do not conform to the legislative amendments to the Truth-in-Lending Act or the applicable deadlines, such provisions are no longer applicable.

        On May 22, 2009, President Obama signed into law the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the Credit CARD Act. The Credit CARD Act amends various acts,

including the Fair Credit Reporting Act, the Electronic Fund Transfer Act and the Truth-in-Lending Act. The Credit CARD Act also covers many of the practices addressed in the joint final rule issued by the Agencies relating to unfair and deceptive acts or practices, as well as the Federal Reserve's final rule relating to Regulation Z amendments. The Credit CARD Act overrides any inconsistent provisions of the final rules promulgated by the Agencies, including the Federal Reserve.

Truth in Savings Act Regulatory Amendments

        In conjunction with issuing the joint, final rule regarding unfair or deceptive acts or practices, the Federal Reserve also adopted a final rule amending its regulations that implement the Truth in Savings Act. The final rule, published in the Federal Register on January 29, 2009, addresses depository institutions' disclosure practices related to overdrafts. The final rule extends to all institutions the requirement to disclose on periodic statements the total amounts charged for overdraft fees and returned items fees, for both the statement period as well as the year-to-date. The final rule also requires institutions that provide account balance information through an automated system to provide a balance that excludes additional funds that may be made available to cover overdrafts. The Bank has until January 1, 2010 to comply with the amendments.

Proposed Legislative and Regulatory Actions

        On June 17, 2009, the Treasury issued a white paper detailing the Obama Administration's plans for reorganizing the regulatory system for financial institutions and their holding companies. The proposal raises many issues for banks and savings associations. The five key objectives articulated under the proposal are to: (i) promote robust supervision and regulation of financial firms; (ii) establish comprehensive supervision of financial markets; (iii) protect consumers and investors from financial abuse; (iv) provide the government with the tools it needs to manage financial crises; and (v) raise international regulatory standards and improve international cooperation. Among the ideas proposed to accomplish the objective of promoting robust supervision and regulation of financial firms is the creation of a new federal government agency, the National Bank Supervisor (NBS), to conduct prudential supervision and regulation of all federally chartered depository institutions, and all federal branches and agencies of foreign banks. As proposed, the NBS would take over the prudential responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally chartered banks and federal branches and agencies of foreign banks, and responsibility for the institutions currently supervised by the OTS, which supervises federally chartered thrifts and thrift holding companies. Under the proposal, the thrift charter would be eliminated, which directly impacts all federal savings associations and their holding companies subject to the supervision of the OTS, including the Company and the Bank. Legislation to implement the objectives of the proposal is expected.

        New statutes, regulations and guidance are regularly proposed that contain wide-ranging potential changes to the statutes, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

The Sarbanes-Oxley Act

        As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of disclosure, corporate governance and accounting measures for public companies designed to promote honesty and transparency and to protect investors from corporate wrongdoing. Furthermore, The NASDAQ Global Market enacted corporate governance rules that implement some of the mandates of the Sarbanes-Oxley Act. The NASDAQ rules include, among other things, requirements ensuring that a majority of the Board of Directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees, and calling for stockholder approval of all new stock option plans and all material modifications. These rules affect us because our common stock is listed on The NASDAQ Global Market.

Federal Securities Law

        Our common stock is registered with the SEC under the Exchange Act. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

        Our stock held by persons who are affiliates (generally officers, directors and principal stockholders) of us may not be resold without registration or unless sold in accordance with certain resale restrictions. If we meet specified current public information requirements, each of our affiliates is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Delaware General Corporation Law

        We are incorporated under the laws of the State of Delaware. Thus, the rights of our stockholders are governed by the Delaware General Corporation Law.

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

        To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2009, the Bank's Excess for tax purposes totaled approximately $7.6 million.

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

        Taxation in Other States.    Mid America Capital is required to file state income tax returns in those states which lessees have operations. The total taxes paid in the year ended June 30, 2009 were not material to the operation of the Company.

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

Risks Related to Our Industry and Business

Difficult economic and market conditions have adversely affected our industry.

        Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

  •
  We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

  •
  Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

  •
  The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process;

  •
  The value of the portfolio of investment securities that we hold, including our trust preferred securities, may be adversely affected; and

  •
  We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008, or the Emergency Economic Stabilization Act, in response to the current crisis in the financial sector. The Treasury and various banking regulators have implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. On February 17, 2009, the President signed into law the American Recovery and Reinvestment Act of 2009, or the American Recovery and Reinvestment Act. There can be no assurance, however, as to the actual impact that the Emergency Economic Stabilization Act or the American Recovery and Reinvestment Act, and the various programs implemented in association with these legislative efforts, will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the Emergency Economic Stabilization Act or American Recovery and Reinvestment Act and the associated programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material, adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities. Moreover, the Treasury recently issued a white paper detailing the Obama Administration's plans for reorganizing the regulatory system for financial institutions, which could impact our operations significantly.

We recorded other-than-temporary impairment ("OTTI") charges in our trust preferred securities ("TRUPS") portfolio in the third and fourth quarters of 2009, and we could record additional losses in the future.

        We determine the fair value of our investment securities based on GAAP and three levels of informational inputs that may be used to measure fair value. The price at which a security may be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on infrequent trading history, the market for the security is illiquid, or a significant amount of securities are being sold.

        We own shares of six TRUPS pools with an adjusted cost basis of $11.9 million and a fair value of $6.1 million at June 30, 2009. Rating downgrades on these investments occurred during fiscal year 2009, placing each below investment grade rating. Due to an inactive market for these securities, management utilized a "Level 3" fair value input according to Statement of Financial Accounting Standard No. 157, utilizing discounted cash flow methodologies to determine fair value and OTTI. During fiscal 2009, we determined that three debt securities exhibited OTTI. The aggregate OTTI losses recorded for the three securities for the fiscal year 2009 were $3.9 million, of which $3.5 million was recognized on the balance sheet in other comprehensive income, with the balance being $397,000 of credit loss recognized through earnings. The remaining difference between amortized cost basis and fair value of $2.3 million recognized in other comprehensive income is primarily attributable to the three TRUPS for which OTTI was not recognized for the fiscal year 2009.

        The valuation of our TRUPS will continue to be influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, the financial condition of specific issuers within our pooled securities (including any credit deterioration thereof), deferral and default rates of specific issuer financial institutions, rating agency actions, and the prices at which observable market transactions occur. If we are required to record additional OTTI charges on our TRUPS portfolio, we could experience potentially significant earnings losses as well as an adverse impact to our capital position.

As a result of current economic conditions, the Bank's allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolios, which could adversely affect its operating results.

        At June 30, 2009, the Bank's nonperforming loans (which consist of non-accrual loans and loans still accruing but past due greater than 90 days) totaled $11.5 million, or 1.32% of its loan portfolio. At June 30, 2009, the Bank's nonperforming assets (which include foreclosed real estate) were $12.6 million, or 1.07% of assets. In addition, the Bank had $3.9 million in accruing loans that were 30 to 89 days delinquent at June 30, 2009. At June 30, 2009, the Bank held $8.5 million of loan and lease loss reserves, or 0.98% of total loans, and 73.83% of non-performing loans.

        Until economic and market conditions improve, the Bank may continue to incur additional losses relating to an increase in nonperforming loans. The Bank does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income, and increasing its loan administration costs. When the Bank takes collateral in foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase its risk profile and the capital its regulators believe is appropriate in light of such risks. As a result of current economic conditions, additional provisions for loan losses may be necessary.

Determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires significant estimates, and actual losses may vary from current estimates.

        The Bank maintains an allowance for loan losses to provide for loans in its portfolio that may not be repaid in their entirety. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us and the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

        In evaluating the adequacy of the Bank's allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding the Bank's borrowers' abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. In considering information about specific borrower situations, our analysis is subject to the risk that we are provided inaccurate or incomplete information. Because of the degree of uncertainty and susceptibility of these factors to change, the Bank's actual losses may vary from our current estimates.

        Additionally, bank regulators periodically review the Bank's allowance for loan losses and may require an increase in the provision for loan losses or recognize loan charge-offs based upon their judgments, which may be different from ours. Any increase in the Bank's allowance for loan losses or loan charge-offs required by these regulatory authorities may adversely affect our operating results.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

        We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Our financial success is dependant on the prevailing economic, political and business conditions as well as the population growth in South Dakota.

        Our success and growth is dependant on the income levels, deposits and population growth in our primary market area, which are communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area (MSA), and the cities of Pierre, Mitchell, Aberdeen, Brookings, Dakota Dunes, Watertown and Yankton. If the communities in which we operate do not grow or if prevailing economic conditions locally are unfavorable, our business will be negatively affected.

        Additionally, there are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans decreases. Our business operations and activities are concentrated in the state of South Dakota and most of our credit exposure is in that state, so we are specifically at risk from adverse economic, political and business conditions that affect South Dakota. Accordingly, economic and business conditions in South Dakota, such as increases in unemployment, commercial and consumer delinquencies and real estate foreclosures, as well as decreases in real gross domestic product, home and land prices or home sales, will each adversely impact our credit risk.

        For example, credit card issuers, a significant employer in the Sioux Falls MSA, are subject to recently enacted legislation that may result in their interest income and loan fee income being significantly reduced, which could cause these companies to scale back their operations and reduce personnel. A reduction in such operations and personnel could negatively affect the economic conditions in South Dakota, which in return could negatively impact our credit risk and business.

Our financial success is dependent on our ability to compete effectively in highly competitive markets.

        We operate in the highly competitive markets of South Dakota. Our future growth and success will depend on our ability to compete effectively in these markets. Through the Bank, we compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can and have broader customer and geographic bases to draw upon.

        Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. Through the Bank, we compete with these institutions both in attracting deposits and in making loans. In addition, we must attract our customer base from other existing financial institutions and from new residents. There is a risk that we will not be able to compete successfully with these other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits or charge lower interest rates to obtain loan volume, resulting in reduced profitability. In new markets that we may enter, we will also compete against well-established community banks that have developed relationships within the community.

We are subject to extensive regulations that may limit or restrict our activities, and the cost of compliance is high.

        We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies, including the OTS and the FDIC, and to a limited extent, the Federal Reserve. Banking regulations are primarily intended to protect the DIF and depositors, not stockholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on our common stock, and our ability to make acquisitions could be materially and adversely affected.

        Federal bank regulatory agencies, as well as the U.S. Congress and the President, are in the process of evaluating the regulation of banks, other financial institutions and the financial markets and such changes, if any, could require us to maintain more capital, liquidity and risk management that could adversely affect our growth, profitability and financial condition, as well as change our charter, regulator and/or subject us to new or additional regulations and regulators. Furthermore, various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in past sessions of the U.S. Congress. We are unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt our or the Bank's operations.

Liquidity risks could affect operations and jeopardize our financial condition.

        Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources to accommodate our existing and future lending and investment activities could have a substantial negative effect on our liquidity and severely constrain our financial flexibility. Our primary source of funding is retail deposits gathered through our network of branch offices. Our alternative funding sources include, without limitation, brokered certificates of deposit, federal funds purchased, Federal Reserve Discount Window borrowings, Federal Home Loan Bank of Des Moines (FHLB) advances and short- and long-term debt.

        Until recently, the Bank has historically obtained funds principally through local deposits and it has a base of lower cost transaction deposits. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings, because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits.

        Our costs of funds, profitability and liquidity will be adversely affected to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

        On May 15, 2009, we entered into a Commitment Letter/Letter Agreement with First Tennessee Bank National Association ("FTB"), which renewed our existing $6.0 million line of credit. Borrowings under the line of credit accrue interest at the FTB base rate minus one-quarter percent, with a minimum interest rate of 4.0% per annum. As of June 30, 2009, the FTB base rate was 3.25% and we had aggregate borrowings of $5.5 million outstanding under our line of credit with FTB. The line of credit matures on September 30, 2009. To the extent we have to borrow funds from other institutional lenders to repay the line of credit, our costs of funds, profitability and liquidity may be adversely affected.

        We may look to sell production assets, such as mortgage loans, into the secondary market as a means to manage the size of our balance sheet and manage the use of our capital. The demand for these products in the capital markets is not driven by us and may not benefit us at the time we look to sell the loans.

        Our liquidity, on a parent only basis, is adversely affected by certain restrictions on receiving dividends from the Bank without prior regulatory approval.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

        FDIC insurance premiums have increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution's assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods.

        The Bank participates in the FDIC's Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG's noninterest- bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies as well. These changes, along with the full utilization of the Bank's FDIC insurance assessment credit in the first and second quarters of 2009, have caused the premiums and TLG assessments charged by the FDIC to increase. Continued actions by the FDIC could significantly increase the Bank's noninterest expense in fiscal 2010 and for the foreseeable future.

Our profitability may be affected by changes in market interest rates.

        Through our banking subsidiary, the Bank, our profitability depends in large part on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and mortgage-backed securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increase faster than the interest earned on loans and investments.

        Our results of operations will be affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of lending institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. Interest rates were at historically low levels until June 2004 at which time the Federal Reserve began increasing short-term interest rates 17 times or 425 basis points through June 29, 2006. Beginning September 18, 2007, the Federal Reserve began an interest rate easing of 325 basis points through April 30, 2008. During this period, a flattening and slight inversion of the treasury yield curve caused by increasing short-term rates and lagging long-term rates had a negative impact on our net interest margin. As the yield curve assumed a more normalized slope after short-term interest rates decreased in fiscal 2008 and 2009, we experienced a positive effect to our net interest margin. In the second quarter of fiscal 2009, the Federal Reserve decreased the Fed Funds Target Rate by a total of 175 basis points on three separate occasions. This was the first decrease in short-term interest rates since April 30, 2008. If short-term interest rates rise, and if rates on our deposits and borrowings re-price upwards faster than the rates on our long-term loans and investments, we may experience compression of our net interest margin, which will have a negative effect on our results of operations. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

        While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities and pricing of our assets and liabilities, our efforts may not be effective in a changing rate environment and our financial condition and results of operations may suffer.

A significant portion of our loan portfolio is secured by real estate; therefore, we have a high degree of risk from a downturn in our real estate markets and the local economy.

        A further downturn in the real estate market and local economy in South Dakota could hurt our business because a significant portion of our loans are secured by real estate located in South Dakota. Real estate values and real estate markets are generally affected by, among other things, changes in regional or local economic conditions, fluctuations in interest rates, and the availability of loans to potential purchasers. If real estate values decline in South Dakota, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Our loan concentration presents a business risk if the agriculture industry suffers a downturn.

        Agricultural loans comprised 27.2% of our total loan and lease portfolio at June 30, 2009. A number of these loans have relatively large balances. The deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. Furthermore, any extended period of low commodity prices, significantly reduced yields on crops, reduced levels of government assistance to the agricultural industry and/or reduced farmland values could result in a significant increase in our nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and/or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.

The soundness of other financial institutions could adversely affect us.

        Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Negative developments in the financial industry and the credit markets may subject us to additional regulation.

        As a result of ongoing challenges facing the U.S. economy, the potential exists for new laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

Future acquisitions and expansion activities may disrupt our business, dilute existing stockholders and adversely affect our operating results.

        We intend to continue to evaluate potential acquisitions and expansion opportunities in the normal course of our business. To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth. Acquiring other banks, thrifts, or financial service companies, as well as other geographic and product expansion activities, involve various risks including:

  •
  risks of unknown or contingent liabilities;

  •
  unanticipated costs and delays;

  •
  risks that acquired new businesses do not perform consistent with our growth and profitability expectations;

  •
  risks of entering new markets or product areas where we have limited experience;

  •
  risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

  •
  exposure to potential asset quality issues with acquired institutions;

  •
  difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities;

  •
  potential disruptions to our business;

  •
  possible loss of key employees and customers of acquired institutions;

  •
  potential short-term decreases in profitability; and

  •
  diversion of our management's time and attention from our existing operations and business.

Attractive acquisition opportunities may not be available to us in the future.

        We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other banks, thrifts, and financial service companies. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and stockholders' equity per share of our common stock.

Our ability to complete acquisitions and expansion activities, if any, may require us to raise additional capital that may not be available when it is needed or may not be available on terms acceptable to us.

        We are required by regulatory agencies to maintain adequate levels of capital to support our operations and such levels may be increased by legislative and regulatory developments. To complete any future acquisitions and expansion activities, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through organic or external growth could be materially impaired.

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

The loss of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business.

        As a community bank, we expect our future growth to be driven in large part by the relationships that our key personnel, including Curtis L. Hage, our Chairman, President and Chief Executive Officer, and Darrel L. Posegate, our Executive Vice President, Chief Financial Officer and Treasurer, maintain with our customers. We do not have long-term employment agreements with any of our officers or key employees. Messrs. Hage's and Posegate's employment agreements have a term of one year, which automatically renew on July 1 for an additional year unless, no later than December 31 of the previous year in the case of Mr. Hage, or March 31 of the previous year in the case of Mr. Posegate, either the Bank or the executive gives notice that the employment agreement shall not be extended.

        The unexpected loss of any of our key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

Changes in or interpretations of accounting standards may materially impact our financial statements.

        Accounting principles generally accepted in the United States and accompanying accounting pronouncements, implementation guidelines, interpretations and practices for many aspects of our business are complex and involve subjective judgments, including, but not limited to, accounting for the allowance for loan and lease losses and pending and incurred but not reported health claims. Changes in these estimates or changes in other accounting rules and principles, or their interpretation, could significantly change our reported earnings and operating results, and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations.

The holders of our junior subordinated debentures have rights that are senior to those of our stockholders.

        We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of junior subordinated debentures to these trusts. The accompanying junior subordinated debentures have an aggregate liquidation amount totaling $27.8 million as of June 30, 2009. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of our common stock at times or at prices you find attractive.

        The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility, which has reached unprecedented levels in past months. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers' underlying financial strength. As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. This may make it difficult for you to resell shares of our common stock at times or at prices you find attractive.

        The trading price of the shares of our common stock will depend on many factors that may change from time to time and may be beyond our control. Among the factors that could affect our stock price are those identified in the section entitled "Forward-Looking Statements" and as follows:

  •
  actual or anticipated quarterly fluctuations in our operating results and financial condition;

  •
  changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;

  •
  failure to meet analysts' revenue or earnings estimates;

  •
  speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;

  •
  strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

  •
  actions by our current stockholders, including sales of common stock by existing stockholders and/or directors and executive officers;

  •
  fluctuations in the stock price and operating results of our competitors;

  •
  future sales of our equity, equity-related or debt securities;

  •
  changes in the frequency or amount of dividends or share repurchases;

  •
  proposed or adopted regulatory changes or developments;

  •
  anticipated or pending investigations, proceedings or litigation that involve or affect us;

  •
  trading activities in our common stock, including short-selling;

  •
  domestic and local economic factors unrelated to our performance; and

  •
  general market conditions and, in particular, developments related to market conditions for the financial services industry.

        A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

Our ability to pay dividends depends primarily on dividends from our banking subsidiary, the Bank, which is subject to regulatory limits.

        We are a unitary thrift holding company and our operations are conducted primarily by our banking subsidiary, the Bank. Since we receive substantially all of our revenue from dividends from the Bank, our ability to pay dividends on our common stock depends on our receipt of dividends from the Bank.

        Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on net income and retained earnings. The ability of the Bank to pay dividends to us is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The Bank may not be able to generate adequate cash flow to pay us dividends in the future. The inability to receive dividends from the Bank could have an adverse effect on our business and financial condition.

        Furthermore, holders of our common stock are only entitled to receive the dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.

        Additionally, we may elect in the future to defer interest payments on our junior subordinated debentures discussed above. The debenture agreements prohibit dividend payments on our common stock following the deferral of interest payments on the subordinated debentures underlying the trust preferred securities.

The trading volume in our common stock has been low, and the sale of a substantial number of shares of our common stock in the public market could depress the price of our common stock and make it difficult for you to sell your shares.

        Our common stock is listed to trade on The NASDAQ Global Market but is thinly traded. As a result, you may not be able to sell your shares of common stock on short notice. Additionally, thinly traded stock can be more volatile than stock trading in an active public market. The sale of a substantial number of shares of our common stock at one time could depress the market price of our common stock, making it difficult for you to sell your shares and impairing our ability to raise capital.

We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

        We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We may evaluate opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations. For example, we may issue additional shares of common stock in public or private transactions in order to, among other things, further increase our capital levels above the requirements for a well-capitalized institution established by the federal bank regulatory agencies as well as other regulatory targets.

        We face significant regulatory and other governmental risks as a financial institution, and it is possible that capital requirements and directives could in the future require us to change the amount or composition of our current capital, including common equity.

        The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

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

        Specifically, our Certificate of Incorporation and Bylaws, as the case may be, include certain provisions that:

  •
  limit the voting power of shares held by a stockholder beneficially owning in excess of 10% of the then-outstanding shares of our common stock;

  •
  require that certain business combinations between us and a stockholder beneficially owning in excess of 10% of the then-outstanding shares of our capital stock entitled to vote in the election of directors be approved by the affirmative vote of the holders of at least 66 2/3% of the then-outstanding shares of stock entitled to vote in the election of directors, voting together as a single class, or be approved by the affirmative vote of the majority of the outstanding shares of our capital stock entitled to vote if the business combination (i) is approved by a majority of the Board of Directors serving prior to the 10% stockholder becoming such, and/or (ii) involves consideration per share generally equal to that paid by such 10% stockholder when such stockholder acquired his, her or its stock;

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

  •
  authorize the issuance of preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors; and

  •
  require that an amendment to our Certificate of Incorporation be approved by a vote of at least two-thirds of our directors then in office and thereafter by our stockholders by a majority of the total votes eligible to be cast at a stockholders meeting called for that purpose; provided, however, with respect to the amendment of certain provisions regarding, among other things, provisions relating to the voting limits of holders of more than 10% of our common stock, the number, classification, election and removal of directors, amendment of the Bylaws, call of special stockholder meetings, acquisitions of control, director liability, and certain business combinations, in addition to any vote of the holders of any class or series of our capital stock required by applicable law or by our Certificate of Incorporation, such amendments must be approved by the affirmative vote of the holders of at least 80% of the voting power of all of our then-outstanding capital stock entitled to vote generally in the election of directors, voting together as a single class.

        Furthermore, federal law requires OTS approval prior to any direct or indirect acquisition of "control" (as defined in OTS regulations) of the Bank, including any acquisition of control of us. Under OTS regulations, an acquiror is deemed, subject to rebuttal, to have acquired control of a savings association if the acquiror, directly or indirectly, or through one or more subsidiaries or transactions or acting in concert with one or more persons or companies, acquires more than 10 percent of any class of voting stock of a savings association and is subject to any of the enumerated control factors under the regulation.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104. Currently, the Bank has a total of 33 banking centers in its market area and one Internet branch located at www.homefederal.com. Of such 33 total banking centers, the Company owns 15, including the main office, and leases 18 others. For a description of the Bank's market area, see Item 1, "Business—Market Area" of this Form 10-K.

        The total net book value of the Company's premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2009 was $16.9 million. The Company previously announced a new facility in Watertown, South Dakota constructed in fiscal 2009, which replaces an existing branch office. Management believes there is a continuing need to keep facilities and equipment up-to-date and continued investment will be necessary in the future.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

        The Company's common stock is traded under the symbol "HFFC" on The NASDAQ Global Market.

        The following table sets forth the range of high and low sale prices for the Company's common stock for each of the fiscal quarters of the two years ended June 30, 2009 and 2008. Quotations for such periods are as reported by the NASDAQ Global Market.

FISCAL 2009	HIGH	LOW
1st Quarter	$16.30	$12.15
2nd Quarter	$14.06	$9.00
3rd Quarter	$13.50	$10.02
4th Quarter	$13.37	$10.75

FISCAL 2008	HIGH	LOW
1st Quarter	$18.15	$15.72
2nd Quarter	$16.75	$14.14
3rd Quarter	$16.55	$14.92
4th Quarter	$18.03	$16.00

        As of September 17, 2009, the Company had 478 holders of record of its common stock.

        The transfer agent for the Company's common stock is BNY Mellon Shareowner Services, P.O. Box 358015 Pittsburgh, PA 15252.

Dividends

        The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share throughout fiscal 2009. The Company paid cash dividends on a quarterly basis of $0.1050, $0.1075, $0.1075 and $0.1075 per share in fiscal 2008. On July 27, 2009, the Board of Directors announced the approval of a cash dividend of $0.1125 per share and the Company paid the respective cash dividends on August 14, 2009 to stockholders of record on August 7, 2009.

        The Company's ability to pay dividends on its common stock is dependent on the dividend payments it receives from the Bank, since the Company receives substantially all of its revenue in the form of dividends from the Bank. Future dividends are not guaranteed and will depend on the Company's ability to pay them.

        The Company and the Bank are subject to the oversight of the OTS and the Bank is also subject to the oversight of the FDIC. The OTS imposes various restrictions on the Bank's ability to make capital distributions, including cash dividends. The Bank must file a notice with the OTS at least 30 days before making a capital distribution. The Bank must also file an application for prior approval to make a dividend if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank's net income for that year plus retained net income for the previous two years.

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

        The Company's ability to pay dividends is also subject to the terms of its outstanding trust preferred securities and the accompanying junior subordinated debentures. Under the terms of these debentures, the Company may defer interest payments on the debentures for up to five years. If the Company defers such interest payments, the Company may not declare or pay any cash dividends on any shares of its common stock during the deferral period.

        In addition, the Company has a line of credit for $6.0 million with First Tennessee Bank, NA, with $5.5 million outstanding at June 30, 2009. The line of credit matures on September 30, 2009. In case of default on the line of credit, the Company's ability to pay cash dividends may be restricted.

Stockholder Return Performance

        The following line graph compares the cumulative total stockholder return on the Company's common stock to the comparable cumulative total return of the NASDAQ Market Index and the NASDAQ Bank Index for the last five years.

        The performance graph assumes that on July 1, 2004, $100 was invested in the Company's common stock (at the closing price of the previous trading day) and in each of the indexes. The comparison assumes the reinvestment of all dividends. Cumulative total stockholder returns for the Company's common stock, NASDAQ Market Index and the NASDAQ Bank Index are based on the Company's fiscal year ending June 30. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL STOCKHOLDER RETURN
AMONG HF FINANCIAL CORP.
NASDAQ MARKET INDEX AND NASDAQ BANK INDEX

Equity Compensation Plan Information

        The following table sets forth certain information about the common stock that may be issued upon exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of June 30, 2009, including the 2002 Stock Option and Incentive Plan, the 1996 Director Restricted Stock Plan, and the 1991 Stock Option and Incentive Plan (collectively, the "Incentive Plans"). The 1996 Director Restricted Stock Plan expired on January 1, 2007, and the 1991 Stock Option and Incentive Plan expired on October 27, 2002. Although the column below entitled "Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights" includes common stock to be issued upon unexpired options issued under the 1991 Stock Option and Incentive Plan, no common stock remains available for future awards under the 1991 Stock Option and Incentive Plan. Additionally, no common stock remains available for future awards under the 1996 Director Restricted Stock Plan

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
	(a)	(b)	(c)
Equity plan compensation plans approved by stockholders	227,569	$13.84	494,246
Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A
Total	227,569	$13.84	494,246

(1)
All 494,246 shares may be issued under the 2002 Stock Option and Incentive Plan in the form of nonvested stock.

Sales of Unregistered Stock

        Except for the Company's participation in the Capital Purchase Program (the "CPP") during the second quarter of fiscal 2009, the Company had no sales of unregistered stock during the fiscal year ended June 30, 2009. For further discussion of the Company's participation in the CPP, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary" of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Securities Purchased	Average Price Paid per Share	Total Number of Securities Purchased as Part of Publicly Announced Programs	Maximum Number of Securities that May Yet Be Purchased Under the Current Program
April 1 - 30, 2009	—	$0.00	—	—
May 1 - 31, 2009	—	$0.00	—	—
June 1 - 30, 2009	—	$0.00	—	—

4th Quarter Total	—	$0.00	—

        The Company had in effect a stock buy back program which was publicly announced on April 28, 2008, in which the Company was permitted to repurchase up to 10% of the common stock of the Company that was outstanding on May 1, 2008, which equaled 395,321 shares. In conjunction with the Company's participation in the CPP, the Company's Board of Directors terminated the stock buyback program in the second quarter of fiscal year 2009. A total of 6,527 shares were purchased under this program during fiscal year 2008. The Company did not repurchase any shares of its common stock through the stock buyback program or otherwise during fiscal year 2009.

        During the fourth quarter of the 2009 fiscal year, the Company discontinued its participation in the CPP and entered into a Repurchase Letter Agreement with the Treasury pursuant to which we completed the repurchase of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Preferred Stock") from the Treasury. The repurchase price of our Preferred Stock was $25.0 million, plus a final accrued dividend of $62,500. Also during the fourth quarter of fiscal year 2009, the Company entered into a Warrant Repurchase Letter Agreement with the Treasury pursuant to which we repurchased the related warrant from the Treasury for a purchase price of $650,000. For further discussion of the Company discontinuing its participation in the CPP, see Part II, Item 7 "Management Discussion and Analysis—Executive Summary" of this Form 10-K.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial statement and operations data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K and with Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The Company's selected financial statement and operations data for each of the fiscal years 2005 through 2009 have been derived from audited consolidated financial statements, which have been audited by Eide Bailly, LLP, independent public accountants.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$1,176,796	$1,103,494	$1,001,454	$961,294	$897,874
Securities available for sale	222,910	225,004	142,223	145,518	142,429
FHLB stock	12,476	11,245	5,058	5,647	7,699
Loans and leases receivable	842,812	777,777	761,599	721,603	670,581
Loans held for sale	14,881	8,796	8,776	7,623	10,238
Deposits	837,868	784,237	815,864	769,002	681,216
Advances from FHLB and other borrowings	212,869	198,454	68,600	91,620	119,664
Subordinated debentures payable to trusts	27,837	27,837	27,837	27,837	27,837
Stockholders' equity	68,675	64,203	62,270	56,058	53,635

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Selected Statement of Income Data:
Interest and dividend income	$60,688	$63,174	$61,874	$53,411	$44,946
Interest expense	25,359	33,298	36,240	27,762	18,747

Net interest income	35,329	29,876	25,634	25,649	26,199
Provision for losses on loans and leases	1,679	1,994	1,198	5,279	2,681

Net interest income after provision for losses on loans and leases	33,650	27,882	24,436	20,370	23,518
Loan servicing income	2,301	2,211	1,803	1,123	1,248
Gain on sale of land, net	—	—	—	3,557	—
Gain on sale of branches, net	—	—	2,763	—	—
Gain on sale of loans, net	1,906	1,197	923	969	924
Gain on sale of securities, net	904	3	—	3	20
Net impairment losses recognized in earnings	(405)	—	—	—	—
Other noninterest income	7,896	7,922	7,707	7,199	6,822
Noninterest expense	(34,566)	(30,606)	(29,605)	(26,499)	(24,936)

Income before income taxes	11,686	8,609	8,027	6,722	7,596
Income tax expense	3,870	2,766	2,644	2,214	2,431

Net income	7,816	5,843	5,383	4,508	5,165
Preferred stock dividends and accretion	1,316	—	—	—	—

Net income available to common stockholders	$6,500	$5,843	$5,383	$4,508	$5,165

Basic earnings per common share:(1)
Net income	$1.62	$1.47	$1.35	$1.15	$1.33
Diluted earnings per common share:(1)
Net income	1.61	1.45	1.33	1.13	1.29
Dividends declared per share(1)	0.45	0.43	0.42	0.41	0.40
Dividend payout ratio(2)	27.78%	29.25%	30.93%	35.20%	30.03
Interest rate spread (average during period)	2.95	2.70	2.36	2.60	3.02
Net interest margin(3)	3.26	3.11	2.80	2.98	3.29
Net interest margin, TE(4)	3.32	3.16	2.85	3.01	3.32
Average interest-earning assets to average interest-bearing liabilities	1.13	1.12	1.11	1.12	1.12
Equity to total assets (end of period)	5.84	5.82	6.22	5.83	5.97
Equity-to-assets ratio (ratio of average equity to average total assets)	6.98	6.21	6.06	5.94	6.25
Nonperforming assets to total assets (end of period)	1.07	0.34	0.40	0.40	0.78
Allowance for loan and lease losses to nonperforming loans and leases (end of period)(5)	73.83	191.08	167.87	168.11	73.24
Allowance for loan and lease losses to total loans and leases (end of period)	0.98	0.75	0.76	0.77	0.74
Nonperforming loans and leases to total loans and leases (end of period)(5)	1.32	0.39	0.45	0.46	1.01
Noninterest expense to average total assets	3.00	2.97	3.00	2.87	2.91
Net interest income after provision for losses for loans and leases to noninterest expense (end of period)	97.35	91.10	82.54	76.87	94.31
Return on assets (ratio of net income to average total assets)	0.68	0.57	0.55	0.49	0.60
Return on equity (ratio of net income to average equity)	9.73	9.12	9.01	8.23	9.66
Operating Efficiency Ratio(6)	69.83	70.75	76.56	71.41	67.68
Efficiency Ratio(7)	72.12	74.27	76.24	68.83	70.81
Number of full-service offices	33	33	33	35	34

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section should be read in conjunction with the following parts of this Form 10-K: Forward-Looking Statements, Part II, Item 8 "Financial Statements and Supplementary Data," Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," and Part I, Item 1 "Business."

Executive Summary

        The Company's net income for fiscal 2009 was $7.8 million and net income available to common stockholders was $6.5 million, or $1.61 per diluted share, compared to $5.8 million, or $1.45 per diluted share for fiscal 2008. Preferred share dividends, amortization and warrant repurchase related to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Department of the Treasury under the CPP accounted for the $1.3 million, or $0.33 per diluted share, difference between reported net income and net income available to common stockholders. Return on average equity was 9.73% at June 30, 2009, compared to 9.12% at June 30, 2008.

        Net interest income for fiscal 2009 was $35.3 million, an increase of $5.5 million or 18.3% over the same period a year ago. The net interest margin was 3.26%, compared to 3.11% for the same period a year ago, an increase of 15 basis points. On a fully taxable equivalent basis, the net interest margin for fiscal 2009 was 3.32%, compared to 3.16% in fiscal 2008. The cost of funds rate on interest-bearing liabilities decreased from 3.87% in fiscal 2008 to 2.65% in fiscal 2009, a change of 122 basis points. For the same period, yields on earning assets decreased from 6.58% to 5.60%, a decrease of 98 basis points. Increases in volume from fiscal 2008 to fiscal 2009 of average earning assets and interest-bearing liabilities were 12.7% and 11.1% respectively. The Company was positioned to benefit from a steeper, more positive yield curve slope, and as such the net interest margin ratio benefitted as the Federal Funds Rate decreased 175 basis points in fiscal 2009.

        Variability of the net interest margin ratio may be affected by many aspects, including Federal Reserve policies for short-term interest rates, competitive and global economic factors and customer preferences for various products and services.

        Agricultural loans accounted for the majority of the loan growth between fiscal 2009 and 2008. Agricultural real estate loans were $102.2 million at the end of 2009, up $30.1 million or 41.7% since fiscal year 2008, and comprised 11.8% of total loans outstanding, up from 9.1% at the end of 2008. Agricultural business loans were $129.1 million at the end of 2009, up $41.0 million or 46.5% since fiscal year 2008, and comprised 14.9% of total loans outstanding, up from 11.1% at the end of 2008. Loans of this type are in a diverse range of agricultural enterprises, including grain production, dairy and livestock operations. The credit risk related to agricultural loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations or on the value of underlying collateral, if any. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

        The allowance for loan and lease losses increased $2.5 million to $8.5 million at June 30, 2009, an increase of 42.8%. The ratio of allowance for loan and lease losses to total loans and leases was 0.98% as of June 30, 2009 compared to 0.75% at June 30, 2008. Total nonperforming assets at June 30, 2009 were $12.6 million as compared to $3.7 million at June 30, 2008. The increase in non-performing assets was primarily attributable to one credit relationship. The ratio of nonperforming assets to total assets was 1.07% for June 30, 2009, compared to 0.34% at June 30, 2008. The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history over 12, 36, and 60 month time periods, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience. This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

        On June 26, 2006, the Company filed a $3.8 million lawsuit against MetaBank for their role in certain loan participation interests, alleging fraud, breach of fiduciary duty, conspiracy, and negligent misrepresentation. In October 2008, the Company settled for $2.8 million inclusive of the remaining amount of receivables from certain loan participation interests in the amount of $223,000. The settlement amount, less attorney fees of $292,000, was recorded as a recovery of loan and leases losses in the second quarter of fiscal 2009.

        During the second quarter of fiscal year 2009, an increase in equity occurred with participation in the CPP. As referenced in the 8-K filed November 24, 2008, the Company entered into an agreement with the Treasury pursuant to which the Company agreed to issue and sell to the Treasury (i) 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the "Preferred Stock") and having a liquidation preference of $1,000 per share, and (ii) a warrant to purchase up to 302,419 shares of the Company's common stock, par value $0.01 per share, at an initial exercise price of $12.40 per share (the "Warrant"), for an aggregate purchase price of $25.0 million in cash. The securities were issued and sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Cumulative dividends on the Preferred Stock accrued on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, only to be paid if, as and when declared by the Company's Board of Directors.

        In conjunction with the Company's participation in the CPP, the Company's Board of Directors terminated the stock buyback program in the second quarter which had been in place through November 21, 2008, in which up to 10% of the common stock of the Company outstanding on May 1, 2008 could be acquired through April 30, 2009.

        The Company repurchased all of its outstanding shares of the Preferred Stock on June 3, 2009 and completed its repurchase of the Warrant on June 30, 2009. The repurchase price of the Preferred Stock was $25.0 million plus a final accrued dividend of $62,500, while the Warrant was repurchased at a price of $650,000.

        The Company held $11.9 million in trust preferred securities at June 30, 2009 that are currently impaired under applicable accounting rules. These are comprised of pooled securities issued primarily by banks throughout the United States, and were downgraded below investment grade by Moody's during the 2009 fiscal year. The Company performed analysis to determine if any of the securities had a credit loss by estimating if any of the cash flows are not expected to be received as contracted. Based upon the analysis, the total other-than-temporary impairment losses taken against the pooled trust preferred securities was $3.9 million, of which $3.5 million was recognized on the balance sheet in other comprehensive income with $397,000 of credit loss recognized through earnings.

        Total deposits at June 30, 2009, were $837.9 million, an increase of $53.6 million, or 6.8%, from June 30, 2008. Due to a historically low interest rate environment and a steeper yield curve, the Company experienced a preference of customers favoring in-market certificates of deposit, which increased $75.3 million or 23.1% from June 30, 2008, while lower yielding money market accounts decreased $26.5 million or 15.4% from June 30, 2008. Interest expense on deposits was $15.7 million for fiscal 2009, a decrease of $9.0 million, or 36.5%, over the same period a year ago. A primary factor affecting interest expense was a decrease in money market rates and certificate of deposit rates.

        The Company has a line of credit for $6.0 million with First Tennessee Bank, NA for liquidity needs in the Company. The note is short-term in duration and is subject to annual review. In case of default on the notes, the Company's ability to pay cash dividends may be restricted. At June 30, 2009, $5.5 million was advanced on the line of credit. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K, Part II, Item 7 "Financial Condition Data" of this Form 10-K and Exhibit 10.11 of this Form 10-K for additional information.

        The total risk-based capital ratio was 11.05% at June 30, 2009, compared to 10.83% at June 30, 2008. This continues to place the Bank in the "well-capitalized" category within OTS regulation at June 30, 2009, and is consistent within the "well-capitalized" OTS category in which the Company plans to operate. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages, student loans and a loan securitization.

        Noninterest income for fiscal 2009 was $12.6 million, compared to $11.3 million for the same period a year ago, an increase of $1.3 million or 11.2%. The increases in fees on deposits, net gain on sale of loans and net gain on sale of securities of $372,000, $709,000, and $901,000, respectively, primarily contributed to the noninterest income increase from fiscal 2008 to fiscal 2009. Increased mortgage loan originations arising from reduced interest rates contributed to the increase in the net gain on sale of loans. The net gain on sale of securities increased primarily due to the sales of longer term fixed rate residential mortgage-backed securities. Trust income decreased $290,000 and net impairment losses recognized in earnings increased $405,000, which combined to somewhat offset the previously mentioned increases from fiscal 2008 to fiscal 2009.

        Noninterest expense for fiscal 2009 was $34.6 million, compared to $30.6 million a year ago, an increase of $4.0 million or 12.9%. Employee compensation and benefits, FDIC insurance, and professional fees increased $1.3 million, $1.3 million, and $634,000, respectively, as compared to fiscal 2008. Employee compensation increased $887,000 or 7.2%, variable pay related to employee incentives and commissions decreased $606,000 or 24.6% and net healthcare costs increased $1.1 million or 72.9%. Employee compensation increased due to annual raises awarded and sales-related personnel additions. Variable pay relating to employee incentive programs decreased due to a reduced change in performance outcomes compared to the prior year. Net healthcare costs, inclusive of self-funded health claims, administration fees and fully-insured dental premiums offset by stop loss insurance receivable and employee reimbursements for fiscal 2009 were $2.6 million, compared to $1.5 million for the same period a year ago. This change is primarily due to higher claim activity in the second and third quarters of fiscal 2009. Management continues to believe the current structure is a reasonable alternative to traditional healthcare plans over the long term. Since the plan is a self-insured plan, the costs will vary from year to year. FDIC insurance costs increased due to the exhaustion of previously earned credits in the second quarter of fiscal 2009, increased assessment rates in the third quarter of fiscal 2009, and a special assessment of $536,000 accrued on June 30, 2009.

        The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements. The operating efficiency ratio (i.e., non-interest expense divided by total revenue adjusted for interest expense of trust preferred debt securities) for fiscal 2009 was 69.83%, compared to 70.75% for the same period a year ago, a decrease of 92 basis points. The operating efficiency ratio excludes the impact of net interest expense on the variable priced trust preferred securities. The Company has issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings. Net interest expense on the $27.8 million of trust preferred securities outstanding decreased to $1.8 million for fiscal 2009, compared to $2.1 million for the same period a year ago, a decrease of $299,000 or 14.0%. The average rate paid on these securities decreased 107 basis points, from 7.68% in fiscal 2008 to 6.61% in fiscal 2009. The total efficiency ratio (i.e., non-interest expense divided by total revenue) was 72.12% at June 30, 2009, compared to 74.27% for the same period a year ago, a decrease of 215 basis points. Contributing to this improvement in the efficiency ratio from a year ago includes an increase in Company revenue to $47.9 million for fiscal 2009, or a 16.3% increase compared to the same period a year ago. It is the Company's continuing goal to move the operating efficiency ratio towards the 50% level over the long term. Management believes that this can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.

        Recent events in the financial markets produce uncertainties to management about future operating results and the future financial condition of the Company. The interdependencies of the national economy and financial markets do affect the macro economics reviewed by management and may produce outcomes in the future that have not impacted the Company previously.

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

Financial Condition Data

        At June 30, 2009, the Company had total assets of $1,176.8 million, an increase of $73.3 million from the level at June 30, 2008. The increase in assets was due primarily to increases in net loans and leases receivable of $65.0 million and loans held for sale of $6.1 million offset by a decrease in cash and cash equivalents of $2.7 million. The increase in liabilities of $68.8 million was primarily due to increases in deposits of $53.6 million and advances from the FHLB and other borrowings of $14.4 million. In addition, stockholders' equity increased to $68.7 million at June 30, 2009, from $64.2 million at June 30, 2008, primarily due to net income of $7.8 million offset by cash dividends paid of $2.5 million.

        The increase in net loans and leases receivable of $65.0 million was due primarily to an increase in originations over sales, amortization and repayments of principal. During the first quarter of fiscal 2008, the Company announced that it had ceased origination of indirect auto loans. Indirect auto loan outstanding balances declined $22.9 million during the fiscal year to $21.4 million at June 30, 2009. In addition, deferred fees and discounts decreased by $269,000 primarily due to a decrease of $390,000 for deferred fees and discounts on indirect automobile loans that include prepaid dealer reserves.

        See the Consolidated Statement of Cash Flows for an in-depth analysis of the change in cash and cash equivalents.

        Deposits and advances from the FHLB and other borrowings increased $53.6 million and $14.4 million, respectively, at June 30, 2009 as compared to June 30, 2008. The increase in advances from FHLB and other borrowings were utilized to offset the net increases in outflows for net loans and leases receivable which were greater than the overall increase in deposits.

        The $53.6 million increase in deposits was due primarily to the in-market certificates of deposit increase in the amount of $75.3 million, inclusive of an increase of $16.1 million in the Certificate of Deposit Account Registry Service program. Public funds have increased to $182.5 million at June 30, 2009 from $156.3 million at June 30, 2008, which are categorized in multiple deposit categories. The noninterest bearing and interest bearing checking accounts increased $8.2 million, while the savings increased $2.8 million. These increases were offset by decreases in money market accounts and out-of-market deposits of $26.5 million and $6.2 million, respectively, when compared to the totals at June 30, 2008.

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

	Years Ended June 30,
	2009			2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$829,486	$49,460	5.96%	$775,558	$53,972	6.96%	$758,455	$54,344	7.17%
Investment securities(2)(3)	241,294	11,060	4.58	176,652	8,844	5.01	152,132	7,209	4.74
FHLB stock	12,274	168	1.37	8,511	358	4.21	6,406	321	5.01

Total interest-earning assets	1,083,054	$60,688	5.60%	960,721	$63,174	6.58%	916,993	$61,874	6.75%

Noninterest-earning assets	67,454			70,371			68,832

Total assets	$1,150,508			$1,031,092			$985,825

Interest-bearing liabilities:
Deposits:
Checking and money market	$231,362	$1,956	0.85%	$268,264	$6,979	2.60%	$282,312	$10,436	3.70%
Savings	71,004	542	0.76	56,005	1,152	2.06	46,207	1,240	2.68
Certificates of deposit	392,775	13,181	3.36	355,401	16,562	4.66	362,321	16,829	4.64

Total interest-bearing deposits	695,141	15,679	2.26	679,670	24,693	3.63	690,840	28,505	4.13
FHLB advances and other borrowings	232,206	7,841	3.38	152,289	6,467	4.25	106,151	5,061	4.77
Subordinated debentures payable to trusts(4)	27,837	1,839	6.61	27,837	2,138	7.68	27,837	2,674	9.61

Total interest-bearing liabilities	955,184	$25,359	2.65%	859,796	$33,298	3.87%	824,828	$36,240	4.39%

Noninterest-bearing deposits	76,838			79,313			76,698
Other liabilities	38,152			27,914			24,558

Total liabilities	1,070,174			967,023			926,084
Equity	80,334			64,069			59,741

Total liabilities and equity	$1,150,508			$1,031,092			$985,825

Net interest income; interest rate spread		$35,329	2.95%		$29,876	2.70%		$25,634	2.36%

Net interest margin(5)			3.26%			3.11%			2.80%

Net interest margin, TE(6)			3.32%			3.16%			2.85%

(1)
Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)
Includes federal funds sold.

(3)
Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)
Includes $125 expense in July 2007 for unamortized debt issuance costs.

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

	Years Ended June 30, 2009 vs. 2008			Years Ended June 30, 2008 vs. 2007
	(Dollars in Thousands)
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans and leases receivable(1)	$3,762	$(8,274)	$(4,512)	$1,226	$(1,598)	$(372)
Investment securities(2)	3,250	(1,034)	2,216	1,162	473	1,635
FHLB stock	158	(348)	(190)	97	(60)	37

Total interest-earning assets	$7,170	$(9,656)	$(2,486)	$2,485	$(1,185)	$1,300

Interest-bearing liabilities:
Deposits:
Checking and money market	$(962)	$(4,060)	$(5,022)	$(520)	$(2,938)	$(3,458)
Savings	310	(920)	(610)	263	(351)	(88)
Certificates of deposit	1,738	(5,119)	(3,381)	(322)	55	(267)

Total interest-bearing deposits	1,086	(10,099)	(9,013)	(579)	(3,234)	(3,813)
FHLB advances and other borrowings	3,395	(2,021)	1,374	2,200	(820)	1,380
Subordinated debentures payable to trusts	—	(299)	(299)	—	(536)	(536)

Total interest-bearing liabilities	$4,481	$(12,419)	$(7,938)	$1,621	$(4,590)	$(2,969)

Net interest income increase			$5,452			$4,269

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

        Allowance for Loan and Lease Losses.    GAAP requires the Company to set aside reserves or maintain an allowance against probable loan and lease losses in the loan and lease portfolio.

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

        Mortgage Servicing Rights ("MSR").    The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans. The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets. The asset is amortized in proportion to and over the period of estimated net servicing income.

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

        The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment. The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's quarterly analysis of MSRs, there was no impairment to the MSRs at June 30, 2009.

        Security Impairment.    Management continually monitors the investment security portfolio for impairment on a security by security basis. During the third quarter of Fiscal 2009, the Company early adopted FASB Staff Position ("FSP") No. FAS 115-2, The Recognition and Presentation of Other-Than-Temporary Impairments, which changed the recognition and presentation of other-than-temporary impairment for securities. Management has a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

        Level 3 Fair Value Measurement.    GAAP requires the Company to measure the fair value of financial instruments under a standard which describes three levels of inputs that may be used to measure fair value. Level 3 measurement includes significant unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Although management believes that it uses a best estimate of information available to determine fair value, due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

        Self-Insurance.    The Company has a self-insured healthcare plan for its employees up to certain limits. To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $65,000 per individual occurrence. The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported ("IBNR") claims. IBNR claims are estimated using historical claims lag information received by a third party claims administrator. Due to the uncertainty of health claims, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual. These adjustments could significantly affect net earnings if circumstances differ substantially from the assumptions used in estimating the accrual.

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

        Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased $8.8 million to $12.6 million at June 30, 2009. The increase in non-performing assets was primarily attributable to one credit relationship. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 1.07% at June 30, 2009, from 0.34% at June 30, 2008.

        Nonaccruing loans and leases increased $7.1 million to $9.4 million at June 30, 2009 compared to $2.3 million at June 30, 2008. Included in nonaccruing loans and leases at June 30, 2009 were 13 loans totaling $977,000 secured by one- to four-family real estate, two commercial real estate loans totaling $177,000, one agricultural real estate loan totaling $740,000, nine commercial business loans totaling $405,000, three agricultural business loans totaling $6.5 million, 20 equipment finance leases totaling $272,000 and 24 consumer loans totaling $355,000.

        The Company's nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have increased $8.4 million from the levels at June 30, 2008. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.

        As of June 30, 2009 the Company had $1.1 million of foreclosed assets. The balance of foreclosed assets at June 30, 2009 consisted of $406,000 in single-family residences, $105,000 in equipment finance leases, $92,000 in consumer collateral and $482,000 in agricultural collateral.

        At June 30, 2009, the Company had designated $21.0 million of its assets as special mention and classified $30.0 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties and investment securities. At June 30, 2009, the Company had $13.6 million in multi-family, commercial real estate and agricultural participation loans purchased, of which none of the amounts were classified at June 30, 2009. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

        Although the Company's management believes that the June 30, 2009, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2009 will be adequate in the future.

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

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$977	$503	$228	$371	$263
Commercial real estate	177	429	25	—	70
Commercial business	405	555	1,441	341	4,518
Equipment finance leases	272	27	118	36	130
Consumer	355	566	378	287	341
Agricultural	7,195	244	—	—	—

Total	9,381	2,324	2,190	1,035	5,322

Accruing loans and leases delinquent more than 90 days:
One- to four-family	—	306	470	358	98
Commercial real estate	277	24	178	308	292
Commercial business	349	71	213	814	1,052
Equipment finance leases	264	9	88	302	71
Consumer	8	119	1	7	—
Agricultural	1,194	252	358	541	96

Total	2,092	781	1,308	2,330	1,609

Foreclosed assets:
One- to four-family	406	76	158	96	39
Equipment finance leases	105	443	180	254	—
Consumer	92	124	170	177	50
Agricultural	482	—	—	—	—

Total(1)	1,085	643	508	527	89

Total nonperforming assets(2)	$12,558	$3,748	$4,006	$3,892	$7,020

Ratio of nonperforming assets to total assets(3)	1.07%	0.34%	0.40%	0.40%	0.78%

Ratio of nonperforming loans and leases to total loans and leases(4)(5)	1.32%	0.39%	0.45%	0.46%	1.01%

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

(5)
Total loans and leases include loans held for sale

        The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$5,933	$5,872	$5,657	$5,076	$3,605
Charge-offs:
One- to four-family	(140)	(3)	(12)	(1)	—
Commercial real estate	(112)	—	—	—	(31)
Commercial business	(36)	(894)	(386)	(3,389)	(187)
Equipment finance leases	(121)	(475)	(162)	(165)	(269)
Consumer	(1,080)	(853)	(701)	(1,066)	(1,044)
Agricultural	(80)	(20)	(31)	(502)	(14)

Total charge-offs	(1,569)	(2,245)	(1,292)	(5,123)	(1,545)

Recoveries:
One- to four-family	4	2	3	1	9
Commercial real estate	—	—	1	6	—
Commercial business	2,217	8	9	15	31
Equipment finance leases	—	34	—	40	2
Consumer	201	263	216	237	215
Agricultural	5	5	80	126	78

Total recoveries	2,427	312	309	425	335

Net recoveries (charge-offs)	858	(1,933)	(983)	(4,698)	(1,210)

Additions charged to operations	1,679	1,994	1,198	5,279	2,681
Allowance related to assets acquired (sold), net	—	—	—	—	—

Balance at end of period	$8,470	$5,933	$5,872	$5,657	$5,076

Ratio of net recoveries (charge-offs) during the period to average loans and leases outstanding during the period	0.10%	(0.25)%	(0.13)%	(0.67)%	(0.18)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period(1)	0.98%	0.75%	0.76%	0.77%	0.74%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(2)	73.83%	191.08%	167.87%	168.11%	73.24%

(1)
Total loans and leases include loans held for sale.

(2)
Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

        The distribution of the Company's allowance for loan and lease losses and impaired loss summary are summarized in the following tables.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance
	(Dollars in Thousands)
One- to four-family(1)	$416	4.91%	$294	4.95%	$342	5.82%	$193	3.41%	$186	3.66%
Commercial and multi-family real estate(1)	1,302	15.37	875	14.75	647	11.02	396	7.00	261	5.14
Commercial business(2)	2,698	31.86	2,174	36.64	2,795	47.60	3,133	55.38	2,953	58.18
Consumer	1,280	15.11	1,190	20.06	1,178	20.06	1,432	25.32	1,343	26.46
Agricultural	2,774	32.75	1,400	23.60	910	15.50	503	8.89	333	6.56

Total	$8,470	100.00%	$5,933	100.00%	$5,872	100.00%	$5,657	100.00%	$5,076	100.00%

(1)
Includes construction loans.

(2)
Includes equipment finance leases.

	FAS 5 Allowance for Loan and Lease Losses	FAS 114 Impaired Loan Valuation Allowance	FAS 5 Allowance for Loan and Lease Losses	FAS 114 Impaired Loan Valuation Allowance
Loan Type	At June 30, 2009		At June 30, 2008
	(Dollars in Thousands)
One- to four-family	$416	$—	$294	$—
Commercial real estate	1,110	—	740	—
Multi-family real estate	192	—	135	—
Commercial business	2,136	153	1,678	—
Equipment finance leases	409	—	496	—
Consumer	1,280	—	1,190	—
Agricultural	2,724	50	1,270	130

Total	$8,267	$203	$5,803	$130

FAS 114 Impaired Loan Summary

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2009			At June 30, 2008
	(Dollars in Thousands)
Commercial real estate	3	$177	$—	—	$—	$—
Commercial business	4	453	153	9	471	—
Agricultural	2	7,997	50	2	359	130

Total	9	$8,627	$203	11	$830	$130

        The allowance for loan and lease losses was $8.5 million at June 30, 2009, as compared to $5.9 million at June 30, 2008. The ratio of the allowance for loan and lease losses to total loans and leases was 0.98% at June 30, 2009, compared to 0.75% at June 30, 2008. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. OTS regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan and lease portfolio and have made no required recommendations for changes in methodology in the allowances during the three year period ended June 30, 2009.

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

Comparison of the Years Ended June 30, 2009 and June 30, 2008

        General.    The Company's net income available for common stockholders was $6.5 million or $1.62 and $1.61 for basic and diluted earnings per common share, respectively, for the year ended June 30, 2009, a $657,000 increase in earnings compared to $5.8 million or $1.47 and $1.45 for basic and diluted earnings per common share, respectively, for the prior year. Fiscal 2009 resulted in a return on average equity (i.e., net income divided by average equity) of 9.73%, which is a 6.7% increase compared to 9.12% in fiscal 2008. For the year ended June 30, 2009, the return on average assets (i.e., net income divided by average assets) was 0.68%, a 19.3% increase compared to 0.57% in the prior year. As discussed in more detail below, the increases were due to a variety of key factors, including increases in net interest income of $5.5 million and non-interest income of $1.3 million. These increases were partially offset by increases in noninterest expense and preferred stock dividends and accretion in the amounts of $4.0 million and $1.3 million, respectively, for fiscal 2009.

        Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $60.7 million for the year ended June 30, 2009, as compared to $63.2 million for the prior year, a decrease of $2.5 million or 3.9%. Average yield on interest-earning assets decreased 14.9% which resulted in a decrease to overall interest and dividend income of $9.7 million. This decrease was partially offset by an increase in the average volume of total interest-earning assets of 12.7%, resulting in an increase of overall interest and dividends to increase by $7.2 million. The average yield on interest-earning assets was 5.60% for the year ended June 30, 2009, as compared to 6.58% for the prior year. The average volume of loans and leases receivable increased from $775.6 million for the year ended June 30, 2008, to $829.5 million for the year ended June 30, 2009. For the year ended June 30, 2009, the average yield on loans and leases receivable was 5.96%, a decrease of 14.4% from 6.96% in the prior year. The overall increase in interest and dividend income was due in part to the repricing of loans and investments that generally reflected national interest rates.

        Interest Expense.    Interest expense was $25.4 million for the year ended June 30, 2009, as compared to $33.3 million for the prior year, a decrease of $7.9 million or 23.8%. A $10.1 million decrease in interest expense was the result of a 37.7% decrease in the average rate paid on interest-bearing deposits, while a $1.1 million increase in interest expense was the result of increase in deposit volume. The average rate on interest-bearing deposits was 2.26% for the year ended June 30, 2009, as compared to 3.63% for the prior year. A $2.0 million decrease in interest expense was the result of a 20.7% decrease in the average yield on FHLB advances and other borrowings to 3.38% for the year ended June 30, 2009, compared to 4.26% for the prior fiscal year, and a $3.4 million increase in interest expense was the result of a 52.5% increase in the average balance of FHLB advances and other borrowings. In addition, interest expense decreased $299,000 due to the average yield on subordinated debentures payable to trust decreasing to 6.61% for the year ended June 30, 2009, compared to 7.58% for the prior fiscal year.

        Net Interest Income.    The Company's net interest income for the year ended June 30, 2009, increased $5.5 million or 18.3%, to $35.3 million as compared to the prior fiscal year. The increase in net interest income was due primarily to decreases in the average rate paid on interest-bearing liabilities. The Company's net interest margin on a fully taxable equivalent basis was 3.32% for the year ended June 30, 2009, as compared to 3.16% for the prior year. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or looking at alternatives through secondary markets.

        Provision for Losses on Loans and Leases.    The allowance for loan and lease losses is maintained at a level which is believed by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of the loans and leases and prior loan and lease loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense. See "Asset Quality" above for further discussion.

        Provision for losses on loans and leases decreased $315,000 or 15.8%, to $1.7 million for the year ended June 30, 2009, as compared to $2.0 million in the prior year. The reduction in the provision was due in part to a large loan loss recovery which increased the allowance for loan and lease losses during the second quarter of fiscal 2009. Net charge-offs decreased from $1.9 million during fiscal 2008 to a net recovery of $858,000 during fiscal 2009. The net recovery was largely a result of a previously announced net loan loss recovery of $2.2 million from a settlement of a previously disclosed lawsuit against MetaBank. During the second quarter of fiscal 2009, the Company bolstered its methodology for calculating the allowance for loan and lease losses to better capture the impact of the economic recession currently being experienced across the country. Nonperforming assets increased $8.8 million for the year ended June 30, 2009, primarily due to one particular agriculture loan relationship.

        The allowance for losses on loans and leases at June 30, 2009 was $8.5 million. The allowance increased from the June 30, 2008, balance of $5.9 million primarily as a result of recoveries exceeding charge-offs by $858,000 and provision for losses on loans and leases of $1.7 million recorded in fiscal 2009. The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2009, was 73.83% compared to 191.08% at June 30, 2008. The allowance for loan and lease losses to total loans and leases at June 30, 2009, was 0.98% compared to 0.75% at June 30, 2008. The Bank's management believes that the June 30, 2009, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.

        Noninterest Income.    Noninterest income was $12.6 million for the year ended June 30, 2009, as compared to $11.3 million for the year ended June 30, 2008, an increase of $1.3 million or 11.2%. During fiscal 2009 the Company experienced increases in net gain on sale of loans of $709,000, net gain on sale of securities of $901,000, fees on deposits of $372,000, and loan servicing income of $90,000. Trust income decreased $290,000 and net impairment losses recognized in earnings were $405,000, which partially offset the other increases.

        Net gain on sale of loans increased by $709,000 to $1.9 million for the year ended June 30, 2009, as compared to $1.2 million for the prior year, primarily due to an increase in mortgage loan activity and the related loan sales. Net gain on sale of securities increased to $904,000 for the year ended June 30, 2009, compared to $3,000 for the prior year.

        Fees on deposits increased by $372,000 to $5.8 million during the year ended June 30, 2009, as compared to $5.4 million for the prior year, primarily due to a $152,000 net increase in income from point-of-sale purchases by customers and ATM service fees, and a $201,000 increase in net fees from insufficient funds and depositor overdrafts.

        Loan servicing income increased by $90,000 to $2.3 million for the year ended June 30, 2009, as compared to $2.2 million for the prior year, primarily due to increased originated and purchased servicing rights for mortgage loans. At June 30, 2009, the Bank serviced mortgage loans totaling $1.1 billion.

        Trust income decreased by $290,000 to $676,000 during the year ended June 30, 2009, due in part to a decrease in managed assets from decreased market values when compared to the prior year. Assets under management decreased from $95.4 million to $77.5 million.

        Net impairment losses recognized in earnings were $405,000 for the year ended June 30, 2009. The Company determined that a total of $3.9 million of losses due to other-than-temporary impairments for trust preferred securities were incurred of which $3.5 million were recognized in other comprehensive income. The net of $397,000 of losses were recognized as a reduction in other noninterest income, in addition to $8,000 of impairment losses recognized in earnings for FNMA common stock. There were no impairment losses recognized in the prior fiscal year.

        Noninterest Expense.    Noninterest expense was $34.6 million for the year ended June 30, 2009, as compared to $30.6 million for the prior year, an increase of $4.0 million. The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $1.3 million and FDIC insurance of $1.3 million.

        Compensation and employee benefits increased $1.3 million during the year ended June 30, 2009, as compared to the prior fiscal year. Employee compensation increased $887,000, or 7.2%, variable pay relating to employee incentives and commissions decreased $606,000, or 24.6%, and net healthcare costs increased $1.1 million, or 72.9%. Employee compensation increased due to annual raises awarded and sales-related personnel additions. Variable pay relating to employee incentive programs decreased due to a reduced change in performance outcomes. Healthcare costs increased as a result of higher claim activity for fiscal year 2009. The Company has had a self-insured health plan since January 1994. Management continues to believe the current structure is a reasonable alternative to traditional healthcare plans over the long term. The level of healthcare costs which the Company incurs may vary from year to year. The Company continues to monitor its healthcare plans in an effort to provide its employees with affordable health care.

        FDIC insurance premiums increased $1.3 million during the year ended June 30, 2009, as compared to the prior fiscal year. The increase is a combination of new deposit guarantee programs and assessment schedule changes initiated by the FDIC and the expiration of credits previously used to lower costs. On January 1, 2009, the FDIC raised premium rates by approximately 7 basis points to a total of 12.5 basis points. The FDIC announced a special assessment to be accrued for June 30, 2009, and paid in September 2009, for which the Company's special assessment accrual totaled $536,000.

        Professional fees increased $634,000 during the year ended June 30, 2009, as compared to the prior fiscal year. These costs increased due in part to continuing costs associated with participation in the CPP.

        Income Tax Expense.    The Company's income tax expense increased $1.1 million for the year ended June 30, 2009 to $3.9 million compared to $2.8 million for the prior year. The increase was due primarily to the increase in income before taxes. The effective tax rate for the years ended June 30, 2009, and June 30, 2008, was 33.12% and 32.13%, respectively.

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

        Interest Expense.    Interest expense was $33.3 million for the year ended June 30, 2008, as compared to $36.2 million for the prior year, a decrease of $2.9 million or 8.12%. A $3.2 million decrease was the result of an 12.1% decrease in the average rate paid on interest-bearing deposits. The average rate on interest-bearing deposits was 3.63% for the year ended June 30, 2008, as compared to 4.13% for the prior year. A $766,000 decrease in interest expense was the result of a 10.6% decrease in the average yield on FHLB advances and other borrowings to 4.26% for the year ended June 30, 2008, compared to 4.77% for the prior fiscal year, and a $2.2 million increase in interest expense was the result of a 43.5% increase in the average balance of FHLB advances and other borrowings. In addition, interest expense decreased $563,000 due to the average yield on subordinated debentures payable to trust decreasing to 7.58% for the year ended June 30, 2008, compared to 9.61% for the prior fiscal year.

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

        Provision for Losses on Loans and Leases.    The allowance for loan and lease losses is maintained at a level which is believed by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of the loans and leases and prior loan and lease loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense. See "Asset Quality" above for further discussion.

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

        Noninterest Income.    Noninterest income was $11.3 million for the year ended June 30, 2008, as compared to $13.2 million for the year ended June 30, 2007, a decrease of $1.9 million or 14.12%. The decrease in noninterest income was due primarily to a one-time gain on sale of branches of $2.8 million in fiscal 2007. During fiscal 2008 the Company experienced increases in loan servicing income of $408,000, gain on sale of loans of $274,000, fees on deposits of $256,000, and trust income of $30,000, offset by decreases in other noninterest income of $68,000.

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

        Trust income increased by $30,000 to $966,000 during the year ended June 30, 2008, as compared to the prior year primarily due to further diversification of trust activities. Assets under management decreased from $126.4 million to $95.4 million.

        Other noninterest income for the year ended June 30, 2008, was $1.6 million and represented a decrease of $68,000 as compared to the prior fiscal year.

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

        Compensation and employee benefits increased $1.2 million during the year ended June 30, 2008, as compared to the prior fiscal year primarily due to increases in employee variable pay compensation of $1.2 million related to performance incentives and offset by a decrease in net healthcare costs of $667,000. Net healthcare costs, inclusive of health claims and administration fees offset by stop loss and employee reimbursement under the Company's self-insured health plan, was $1.5 million for the fiscal year ended June 30, 2007, a decrease of 31.0% compared to the prior fiscal year. The Company has had a self-insured health plan since January 1994. Management continues to believe the current structure is a reasonable alternative to traditional healthcare plans over the long term. The level of healthcare costs which the Company incurs may vary from year to year. The reduction in net healthcare costs for the fiscal year ending June 30, 2008, does not necessarily indicate a trend. The Company continues to monitor its healthcare plans in an effort to provide its employees with affordable health care.

        Advertising costs decreased $464,000 to $1.1 million for the year ended June 30, 2008 as compared to $1.5 million for the prior year, primarily due to new deposit package programs marketed during the prior year.

        Occupancy and equipment costs increased $35,000 during the year ended June 30, 2008, as compared to the prior fiscal year. This increase was primarily the result of $21,000 of increased rent expense, and $11,000 of increased furniture and fixture depreciation expense.

        Income Tax Expense.    The Company's income tax expense increased $122,000, or 4.61%, for the year ended June 30, 2008 to $2.8 million compared to $2.6 million for the prior year. The increase was due primarily to the increase in income before taxes. The effective tax rate for the years ended June 30, 2008, and June 30, 2007, was 32.13% and 32.94%, respectively.

Liquidity and Capital Resources

        The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $2.4 million for the fiscal year ended June 30, 2009. For the fiscal year ended June 30, 2008, net cash provided by operating activities was $14.3 million. Net cash used in investing activities was $71.6 million for the fiscal year ended June 30, 2009. For the fiscal year ended June 30, 2008, net cash used in investing activities was $111.5 million. Net cash provided by financing activities for the fiscal year ended June 30, 2009, was $66.6 million primarily due to a net increase in deposit accounts. This compares to net cash provided by financing activities in the prior fiscal year of $95.9 million primarily due to an increase in FHLB borrowing.

        The Bank's primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, repayments of loan principal, residential mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and maturities of securities, out-of-market deposits and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan and security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.

        Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the year ended June 30, 2009, the Bank increased its borrowings with the FHLB and other borrowings by $14.4 million.

        Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of June 30, 2009, the Bank had the following sources of additional borrowings:

  •
  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

  •
  $69.4 million of available credit from the Federal Reserve Bank (after deducting outstanding borrowings with the Federal Reserve Bank); and

  •
  $10.7 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

        The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA at June 30, 2009. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors. For further discussion of our advances from FHLB of Des Moines, see Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

        In August 2009, the Bank executed an additional uncommitted, unsecured line of federal funds with Zions Bank. Currently, there are no funds drawn on this line of federal funds.

        In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of June 30, 2009, the Bank had $21.0 million in out-of-market certificates of deposit.

        The Company has a line of credit for $6.0 million with First Tennessee Bank, NA ("FTB") for liquidity needs in the Company. At June 30, 2009, $5.5 million was advanced on the line of credit. The FTB line of credit contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at June 30, 2009. Under the terms of the FTB line of credit, the Company and the Bank must remain "well-capitalized" in full compliance with all state and federal regulatory authorities, including a ratio of qualifying total capital to weighted risk assets as required by all state and federal regulatory authorities; provided further, however, with respect to the financial statements of the Bank, in no event shall the ratio of Tier 1 capital to the difference between total assets less goodwill be less than six percent (6%) at the end of each calendar quarter. Additionally, it shall be an event of default under the FTB line of credit if, among other things, (i) the Company, on a consolidated basis, fails to maintain an annualized return on total average assets of at least sixty one hundredths of one percent (0.60%) as reported on a quarterly basis, or (ii) the Bank's non-performing loans, on a consolidated basis, exceed two and one-half percent (2.50%) of the Bank's gross loans. In case of default on the line of credit, the Company's ability to pay cash dividends may be restricted. Upon the Company's initial draw on the FTB line of credit, the Company was required to pledge 25% of the Bank's stock as collateral. The FTB line of credit matures on September 30, 2009. The Company expects to repay and replace the FTB line of credit before it matures on September 30, 2009, but an inability to do so on favorable terms could have a material negative impact on our results of operations and financial position. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K, Part II, Item 7 "Financial Condition Data" of this Form 10-K and Exhibit 10.11 of this Form 10-K for additional information.

        The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2009, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $30.8 million and to sell mortgage loans of $21.2 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2009, the Bank had one outstanding commitment to purchase $2.6 million investment securities available for sale and no commitments to sell investment securities available for sale.

        The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to Board of Directors' approved stock buy back program, to support organic growth, to make any acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.

        The Company had in effect a stock buy back program, which began on May 1, 2008, and was publicly announced on April 28, 2008. Under this program, the Company was permitted to repurchase up to 10% of the common stock of the Company outstanding on May 1, 2008, which equaled 395,321 shares. In conjunction with the Company's participation in the CPP, the Company's Board of Directors terminated the stock buy back program in the second quarter of fiscal year 2009, which had been in place through November 21, 2008. There were no shares purchased under the program during the fiscal year ended June 30, 2009.

        Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at June 30, 2009, the Bank met all current capital requirements.

        The OTS has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OTS core capital requirement for well-capitalized institutions is 5% of total adjusted assets. The Bank had Tier 1 (core) capital of 8.45% at June 30, 2009. The minimum OTS risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had risk-based capital of 11.05% at June 30, 2009.

        The Company has entered into interest rate swap contracts to convert variable-rate trust preferred debt into a fixed rate instrument to modify interest rate risk. At June 30, 2009, the total notional amount of interest rate swap contracts was $17.0 million with a fair value loss of $952,000. The Company is exposed to losses if the counterparty fails to make its payments under a contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparty. The Company anticipates the counterparty will be able to fully satisfy its obligations under the remaining agreements. See Note 9 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.

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

Effect of New Accounting Standards

        Note 1, "Summary of Significant Accounting Policies," of "Notes to Consolidated Financial Statements" of this Form 10-K discusses new accounting policies adopted by the Company during fiscal 2009. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 141R (SFAS 141R), "Business Combinations." SFAS 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. For the Company, SFAS 141R is effective for business combinations on or after July 1, 2009. Management has reviewed SFAS 141R and does not expect the adoption of this statement to have a material impact on the Company's consolidated financial condition, results of operations or cash flow.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS 160 is effective for the Company beginning July 1, 2009. SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interest in subsidiaries in the same way—as equity in the consolidated financial statements. The Company does not currently have any non-controlling interest in the consolidated financial statements.

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (SFAS 163), "Accounting for Financial Guarantee Insurance Contracts—An Interpretation of FASB Statement No. 60." This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Expanded disclosures about financial guarantee insurance contracts are also required by this statement. SFAS 163 is effective July 1, 2009. The Company is in the process of assessing the impact on its results of operations, financial position, and cash flow.

        In December 2008, FASB issued Staff Position No. FAS 132(R)-1 (FAS 132(R)-1), amending the disclosure guidance in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132(R)-1 states that the purpose is to increase the transparency in the disclosure of Postretirement Benefit Plan Assets and to provide users an understanding of the following: investment allocation decision-making, including the factors that are pertinent to the investment policies and strategies; the major categories of plan assets; the valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations of risk with plan assets. FAS 132(R)-1 is effective for annual reporting for the fiscal year beginning July 1, 2009. The Company is in the process of assessing the impact on its results of operations, financial position, and cash flow.

        In April 2009, FASB issued Staff Position No. 141(R)-1 (FAS 141R-1), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FAS 141R-1 amends and clarifies FAS 141R to address the application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141R-1 is effective July 1, 2009. Management has reviewed FAS 141R-1 and does not expect the adoption of this statement to have a material impact on the Company's consolidated financial condition, results of operations or cash flow.

        On June 9, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162," which replaces the GAAP hierarchy with two levels of GAAP: authoritative and nonauthoritative. On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC. All other non-grandfathered accounting literature became nonauthoritative. SFAS 168 is effective July 1, 2009. Management has reviewed FAS 168 and does not expect the adoption of this statement to have a material impact on the Company's consolidated financial condition, results of operations or cash flow.

        On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (SFAS 166), "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140," which removes the concept of a qualifying special-purpose entity from GAAP, changes the requirements for derecognizing financial assets, including defining the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and requires additional disclosures about a transferor's continuing involvement in transferred financial assets. SFAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009. Management is currently evaluating the impact of SFAS 166 on the Company's consolidated financial condition, results of operations and cash flow.

        On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (SFAS 167), "Amendments to FASB Interpretation No. 46(R)," which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 clarifies, but does not significantly change, the characteristics that identify a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of a variable interest entity must be disregarded in applying the provisions of Interpretation 46(R). SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of SFAS 167 is not expected to impact the Company's consolidated financial statements.

Asset/Liability and Risk Management

        Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest-earning assets. The Company does not currently engage in trading activities to control interest rate risk although it may in the future, if necessary, to manage interest rate risk. Interest rate swaps may be entered into to modify interest rate risk. See Note 9 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K, for additional information related to interest rate contracts.

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

        One approach used to quantify interest rate risk is the Bank's net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following table sets forth, at June 30, 2009 and June 30, 2008, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ 300 or -100 basis points, measured in 100 basis point increments). Due to the low prevailing interest rate environment, -200 and -300 NPV was not estimated by the Bank at June 30, 2009.

        Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2009
		Estimated Increase (Decrease) in NPV
	Estimated NPV Amount
Change in Interest Rates		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$121,961	$7,108	6%
+200	121,894	7,041	6
+100	120,044	5,191	5
—	114,853	—	—
-100	109,351	(5,502)	(5)

June 30, 2008
		Estimated Increase (Decrease) in NPV
	Estimated NPV Amount
Change in Interest Rates		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$110,881	$(1,943)	(2)%
+200	113,956	1,132	1
+100	115,324	2,500	2
—	112,824	—	—
-100	105,084	(7,740)	(7)

Contractual Obligations

        The following table sets forth information with respect to the Company's contractual obligations as of June 30, 2009. Operating lease obligations are primarily related to the lease of certain branch offices, which the Company has committed to as of June 30, 2009.

	Payments due by period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Greater Than 5 Years
Deposits without a stated maturity	$415,544	$415,544	$—	$—	$—
Certificates of Deposit	422,324	324,822	84,043	13,453	6
Advances from FHLB and other borrowings	212,869	66,850	35,000	45,300	65,719
Long-Term Debt Obligations	27,837	—	—	—	27,837
Operating Lease Obligations	4,587	930	984	557	2,116

Total Contractual Obligations	$1,083,161	$808,146	$120,027	$59,310	$95,678

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

        In an attempt to manage its exposure to change in interest rates, management monitors the Company's interest rate risk. The Asset/Liability Committee meets periodically to review the Bank's interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income. The Company does not currently engage in trading activities to control interest rate risk although it may in the future, if necessary, to manage interest rate risk. The Company has entered into interest rate swap contracts to convert variable-rate trust preferred debt into a fixed rate instrument to modify interest rate risk. See Note 9 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.

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

        Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. The Company has structured its security portfolio to shorten the repricing of its interest-earning assets. The Company's residential mortgage-backed securities and securities available for sale typically have either short or medium terms to maturity or adjustable interest rates. At June 30, 2009, the Company had investment securities available for sale of $8.7 million with contractual maturities of five years or less. Adjustable-rate residential mortgage-backed securities totaled $137.3 million at June 30, 2009. Residential mortgage-backed securities amortize and experience prepayments of principal. The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $71.5 million annually over the past three fiscal years. The Company also manages interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2009, the Company had $81.4 million of savings accounts, $145.2 million of money market accounts and $188.9 million of checking accounts, representing 49.6% of total depositor account balances.

        One approach used to quantify interest rate risk is the Bank's NPV analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability and Risk Management" of this Form 10-K for further discussion regarding the NPV analysis and an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.

Item 8.    Financial Statements and Supplementary Data

Management's Report on
Internal Control over Financial Reporting

        The management of HF Financial Corp. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) for the Company. The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Under the supervision and with the participation of the Company's management, including its Chairman, President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2009.

        This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

/s/ CURTIS L. HAGE Curtis L. Hage Chairman, President and Chief Executive Officer	/s/ DARREL L. POSEGATE Darrel L. Posegate Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

        We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2009. HF Financial Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with attestation standards established by the American Institute of Certified Public Accountants, HF Financial Corp.'s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 18, 2009 expressed an unqualified opinion.

Sioux Falls, South Dakota
September 18, 2009

PEOPLE. PRINCIPLES. POSSIBILITIES.
www.eidebailly.com
200 E. 10th St., Ste. 500    •    P.O. Box 5125    •    Sioux Falls, SD 57117-5125
    •     Phone 605.339.1999    •    Fax 605.339.1306    •    EOE

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

	2009	2008
ASSETS
Cash and cash equivalents	$18,511	$21,170
Securities available for sale (Note 2)	222,910	225,004
Federal Home Loan Bank stock (Note 7)	12,476	11,245
Loans held for sale (Note 3)	14,881	8,796
Loans and leases receivable (Note 3)	842,812	777,777
Accrued interest receivable	7,598	7,540
Office properties and equipment, net of accumulated depreciation (Note 5)	16,917	14,849
Foreclosed real estate and other properties	1,085	643
Cash value of life insurance	14,594	14,050
Servicing rights (Note 4)	11,768	11,189
Goodwill, net	4,951	4,951
Other assets (Note 10)	8,293	6,280

	$1,176,796	$1,103,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits (Note 6)	$837,868	$784,237
Advances from Federal Home Loan Bank and other borrowings (Note 7)	212,869	198,454
Subordinated debentures payable to trusts (Note 8)	27,837	27,837
Advances by borrowers for taxes and insurance	11,899	10,795
Accrued expenses and other liabilities (Note 14)	17,648	17,968

Total liabilities	1,108,121	1,039,291

Stockholders' equity (Notes 11, 12 and 13)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 6,109,437 and 6,035,447 shares issued at June 30, 2009 and June 30, 2008, respectively	61	60
Common stock subscribed for but not issued	224	95
Additional paid-in capital	22,911	21,905
Retained earnings, substantially restricted	80,735	76,041
Accumulated other comprehensive (loss), net of related deferred tax effect (Note 17)	(4,359)	(3,001)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at June 30, 2009 and June 30, 2008, respectively	(30,897)	(30,897)

	68,675	64,203

	$1,176,796	$1,103,494

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JUNE 30, 2009, 2008 AND 2007

(DOLLARS IN THOUSANDS, except share data)

	2009	2008	2007
Interest, dividend and loan fee income:
Loans and leases receivable	$49,460	$53,972	$54,344
Investment securities and interest-bearing deposits	11,228	9,202	7,530

	60,688	63,174	61,874

Interest expense:
Deposits	15,679	24,693	28,505
Advances from Federal Home Loan Bank and other borrowings	9,680	8,605	7,735

	25,359	33,298	36,240

Net interest income	35,329	29,876	25,634
Provision for losses on loans and leases	1,679	1,994	1,198

Net interest income after provision for losses on loans and leases	33,650	27,882	24,436

Noninterest income:
Gain on sale of branches, net	—	—	2,763
Fees on deposits	5,761	5,389	5,133
Loan servicing income	2,301	2,211	1,803
Gain on sale of loans, net	1,906	1,197	923
Earnings on cash value of life insurance	641	626	597
Trust income	676	966	936
Commission and insurance income	519	447	500
Gain on sale of securities, net	904	3	—
Total other-than-temporary impairment losses	(3,905)	—	—
Portion of loss recognized in other comprehensive income	3,500	—	—

Net impairment losses recognized in earnings	(405)	—	—

Other	299	494	541

	12,602	11,333	13,196

Noninterest expense:
Compensation and employee benefits	20,942	19,616	18,379
Occupancy and equipment	3,981	3,832	3,797
FDIC insurance	1,376	92	93
Check and data processing expense	2,577	2,416	2,299
Professional fees	1,800	1,166	1,027
Marketing and community investment	1,384	1,292	1,682
Foreclosed real estate and other properties, net	292	181	101
Other	2,214	2,011	2,227

	34,566	30,606	29,605

Income before income taxes	11,686	8,609	8,027
Income tax expense (Note 10)	3,870	2,766	2,644

Net income	7,816	5,843	5,383
Preferred stock dividends and accretion	1,316	—	—

Net income available to common stockholders	$6,500	$5,843	$5,383

Basic earnings per common share (Note 13):	$1.62	$1.47	$1.35
Diluted earnings per common share (Note 13):	1.61	1.45	1.33
Dividend declared per common share	0.45	0.43	0.42

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(DOLLARS IN THOUSANDS, except share data)

	Common Stock	Common Stock Subscribed	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, June 30, 2006	$59	$65	$—	$19,384	$68,179	$(2,462)	$(29,167)	$56,058
Comprehensive income
Net income	—	—	—	—	5,383	—	—	5,383
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	1,058	—	1,058

Comprehensive income	—	—	—	—	—	—	—	6,441
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(98)	—	(98)
Issuance of common stock and exercise of stock options (Note 16)	1	(65)	—	1,079	—	—	—	1,015
Common stock subscribed for but not issued	—	81	—	(81)	—	—	—	—
Cash dividends paid on common stock	—	—	—	—	(1,662)	—	—	(1,662)
Amortization of stock-based compensation	—	—	—	516	—	—	—	516

Balance, June 30, 2007	60	81	—	20,898	71,900	(1,502)	(29,167)	62,270
Comprehensive income
Net income	—	—	—	—	5,843	—	—	5,843
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	(664)	—	(664)
Net unrealized losses on defined benefit plan, net of deferred taxes	—	—	—	—	—	(755)	—	(755)
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(80)	—	(80)

Comprehensive income	—	—	—	—	—	—	—	4,344
Issuance of common stock and exercise of stock options (Note 16)	—	(81)	—	630	—	—	—	549
Common stock subscribed for but not issued	—	95	—	(95)	—	—	—	—
Cash dividends paid on common stock	—	—	—	—	(1,702)	—	—	(1,702)
Purchase of treasury stock	—	—	—	—	—	—	(1,730)	(1,730)
Amortization of stock-based compensation	—	—	—	472	—	—	—	472

Balance, June 30, 2008	60	95	—	21,905	76,041	(3,001)	(30,897)	64,203
Comprehensive income
Net income	—	—	—	—	7,816	—	—	7,816
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	257	—	257
Net unrealized losses on defined benefit plan, net of deferred taxes	—	—	—	—	—	(1,067)	—	(1,067)
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(548)	—	(548)

Comprehensive income	—	—	—	—	—	—	—	6,458
Issuance of common stock and exercise of stock options (Note 16)	1	(95)	—	641	—	—	—	547
Common stock subscribed for but not issued	—	224	—	(224)	—	—	—	—
Cash dividends paid on common stock	—	—	—	—	(1,805)	—	—	(1,805)
Cash dividends paid on preferred stock	—	—	—	—	(667)	—	—	(667)
Issuance of 25,000 shares of preferred stock and common warrant	—	—	—	25,000	—	—	—	25,000
Redemption of preferred stock and common warrant	—	—	—	(25,071)	(579)	—	—	(25,650)
Amortization of discount on common warrant	—	—	—	71	(71)	—	—	—
Amortization of stock-based compensation	—	—	—	589	—	—	—	589

Balance, June 30, 2009	$61	$224	$—	$22,911	$80,735	$(4,359)	$(30,897)	$68,675

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2009, 2008 AND 2007

(DOLLARS IN THOUSANDS, except share data)

	2009	2008	2007
Cash Flows From Operating Activities
Net income	$7,816	$5,843	$5,383
Adjustments to reconcile net income to net cash provided by operating activities
Provision for losses on loans and leases	1,679	1,994	1,198
Depreciation	1,737	1,633	1,623
Amortization of discounts and premiums on securities and other	2,430	1,710	1,817
Stock based compensation	589	472	628
Deferred income taxes (credits)	(340)	11	(485)
Net change in loans held for resale	(4,179)	1,177	(230)
(Gain) on sale of loans, net	(1,906)	(1,197)	(923)
Realized (gain) on sale of securities, net	(904)	(3)	—
Other-than-temporary impairments recognized in non-interest income	405	—	—
(Gain) on sale of branches	—	—	(2,763)
Losses and provision-for-losses on sales of foreclosed real estate and other properties, net	44	58	52
(Gain) on disposal of office properties and equipment, net	—	(1)	(9)
Change in other assets and liabilities (Note 20)	(5,008)	2,588	4,017

Net cash provided by operating activities	2,363	14,285	10,308

Cash Flows From Investing Activities
Net change in loans outstanding	(68,271)	(19,842)	(46,699)
Proceeds from sale of loans associated with branch sales	—	—	4,256
Securities available for sale
Sales, maturities and repayments	110,432	67,302	35,666
Purchases	(108,502)	(151,405)	(31,048)
Purchase of Federal Home Loan Bank stock	(5,565)	(9,846)	(4,172)
Redemption of Federal Home Loan Bank stock	4,334	3,659	4,762
Proceeds from sale of office properties and equipment	—	1,283	17
Proceeds from sale of office properties and equipment associated with branch sales	—	—	340
Purchase of office properties and equipment	(3,805)	(1,934)	(3,342)
Purchase of servicing rights	(930)	(1,392)	(6,140)
Proceeds from sale of foreclosed real estate and other properties	710	701	2,277

Net cash (used in) investment activities	(71,597)	(111,474)	(44,083)

Cash Flows From Financing Activities
Net increase (decrease) in deposit accounts	53,631	(31,627)	80,425
Proceeds of advances from Federal Home Loan Bank and other borrowings	6,471,132	1,926,299	722,111
Payments on advances from Federal Home Loan Bank and other borrowings	(6,456,717)	(1,796,445)	(745,131)
Proceeds from issuance of subordinated debentures	—	5,000	10,000
Deposit account disbursements associated with branch sales	—	—	(33,563)
Proceeds on core deposit premium	—	—	2,763
Redemption of subordinated debentures	—	(5,000)	(10,000)
Increase in advances by borrowers	1,104	458	3,368
Purchases of treasury stock	—	(1,730)	—
Repurchase of warrant	(650)	—	—
Repurchase of preferred stock	(25,000)	—	—
Proceeds from issuance of preferred stock	25,000	—	—
Proceeds from issuance of common stock	547	630	903
Cash dividends paid	(2,472)	(1,702)	(1,662)

Net cash provided by financing activities	66,575	95,883	29,214

(Decrease) in cash and cash equivalents	(2,659)	(1,306)	(4,561)
Cash and Cash Equivalents
Beginning	21,170	22,476	27,037

Ending	$18,511	$21,170	$22,476

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

        The Bank was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. The Bank provides full-service consumer and commercial business banking, including an array of financial products, to meet the needs of its market place. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to-four family residential, commercial business, consumer, multi-family, commercial real estate, construction and agricultural loans. The Bank's consumer loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans. The Bank also purchases residential mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. The Bank receives loan servicing income on loans serviced for others and commission income from credit-life insurance on consumer loans. Through its trust department, the Bank acts as trustee, personal representative, administrator, guardian, custodian, agent, advisor and manager for various accounts. The Bank, through its wholly-owned subsidiaries, offers annuities, mutual funds, life insurance and other financial products, and equipment leasing services.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company, the Company's wholly-owned subsidiaries, HomeFirst Mortgage Corp. (the Mortgage Corp.), HF Financial Group, Inc. (HF Group), and Home Federal Bank (the Bank) and the Bank's wholly-owned subsidiaries, Hometown Investment Services, Inc. (Hometown), Mid America Capital Services, Inc. (Mid America Capital), Home Federal Securitization Corp. (HFSC), Mid-America Service Corporation (Mid-America) and PMD, Inc (PMD). All intercompany balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation and Use of Estimates

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the fiscal year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

change in the near-term related to the determination of the allowance for loan and lease losses, self-insurance, security impairment and servicing rights. Management has evaluated subsequent events for potential disclosure or recognition through September 18, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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

        Premiums and discounts on securities are amortized over the contractual lives of those securities, except for residential mortgage-backed securities, for which prepayments are probable and predictable, which are amortized over the estimated expected repayment terms of the underlying mortgages. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Realized gains and losses on the sale of securities are determined using the specific identification method.

Securities Impairment

        Management continually monitors the investment security portfolio for impairment on a security by security basis. During the third quarter of Fiscal 2009, the Company early adopted FASB Staff Position ("FSP") No. FAS 115-2, The Recognition and Presentation of Other-Than-Temporary Impairments, which changed the recognition and presentation of other-than-temporary impairment for securities. Management has a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves the length of time and extent to which

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

Level 3 Fair Value Measurement

        GAAP requires the Company to measure the fair value of financial instruments under a standard which describes three levels of inputs that may be used to measure fair value. Level 3 measurement includes significant unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Although management believes that it uses a best estimate of information available to determine fair value, due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

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

JUNE 30, 2009 AND 2008

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

JUNE 30, 2009 AND 2008

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

Loan Servicing

        The cost allocated to servicing rights purchased or retained has been recognized as a separate asset, is initially measured at fair value, and is being amortized in proportion to and over the period of estimated net servicing income. Servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans. The Bank stratifies its capitalized servicing rights based on loan type. The Company performs quarterly testing to determine if loan servicing rights purchased and retained servicing rights are impaired. As of June 30, 2009, and 2008, there was no impairment to loan servicing rights purchased and retained servicing rights.

Goodwill

        Goodwill is the difference between the purchase price and the amounts assigned to the net assets acquired and accounted for under the purchase method of accounting. The Company performs annual testing to determine if goodwill is impaired. As of June 30, 2009, and 2008, there is no impairment with respect to intangible assets.

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

JUNE 30, 2009 AND 2008

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

Income Taxes

        Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax-basis carrying amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws. Management periodically reviews and evaluated the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefits of tax positions is recorded in income tax expense in the consolidated financial statements, net of the estimates of ultimate amounts due or owed including any applicable interest and penalties. The Company's policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the enactment date occurs.

        The determination of current and deferred income taxes is an accounting estimate which is based on the analyses of many factors including interpretation of federal and state income tax laws, the evaluation of uncertain tax positions, differences between the tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards. Actual results could differ from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.

Earnings Per Share (EPS)

        Basic EPS represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period, inclusive of non-vested share-based payment awards. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

        Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company's reportable segments are "banking" (including leasing activities) and "other." The "banking" segment is conducted through the Bank and Mid America Capital and the "other" segment is composed of smaller non-reportable segments, the Company and intersegment eliminations.

        The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the enterprise for making

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

operating decisions, allocating resources, and monitoring performance, which is primarily based on products.

	Banking	Other	Total
2009
Net interest income	$37,085	$(1,756)	$35,329
Provision for losses on loans and leases	(1,679)	—	(1,679)
Noninterest income	12,260	342	12,602
Intersegment noninterest income	(95)	(148)	(243)
Noninterest expense	(33,086)	(1,480)	(34,566)
Intersegment noninterest expense	—	243	243

Income (loss) before income taxes	$14,485	$(2,799)	$11,686

Total assets	$1,172,911	$3,885	$1,176,796

2008
Net interest income	$31,907	$(2,031)	$29,876
Provision for losses on loans and leases	(1,994)	—	(1,994)
Noninterest income	10,980	353	11,333
Intersegment noninterest income	(105)	(71)	(176)
Noninterest expense	(29,703)	(903)	(30,606)
Intersegment noninterest expense	—	176	176

Income (loss) before income taxes	$11,085	$(2,476)	$8,609

Total assets	$1,098,592	$4,902	$1,103,494

2007
Net interest income	$29,057	$(3,423)	$25,634
Intersegment interest income	(878)	878	—
Provision for losses on loans and leases	(1,198)	—	(1,198)
Noninterest income	13,355	(159)	13,196
Intersegment noninterest income	(348)	348	—
Noninterest expense	(28,828)	(777)	(29,605)
Intersegment noninterest expense	8	(8)	—

Income (loss) before income taxes	$11,168	$(3,141)	$8,027

Total assets	$999,871	$1,583	$1,001,454

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

JUNE 30, 2009 AND 2008

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

        The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual. Net healthcare costs are inclusive of health claims expenses and administration fees offset by stop loss and employee reimbursement. The following table is a summary of net healthcare costs by quarter during fiscal years 2009, 2008 and 2007.

	2009	2008	2007
Quarter ended September 30	$358	$221	$436
Quarter ended December 31	945	409	357
Quarter ended March 31	704	328	760
Quarter ended June 30	555	524	596

Net healthcare costs	$2,562	$1,482	$2,149

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

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

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 141R (SFAS 141R), "Business Combinations." SFAS 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. For the Company, SFAS 141R is effective for business combinations on or after July 1, 2009. Management has reviewed SFAS 141R and does not expect the adoption of this statement to have a material impact on the Company's consolidated financial condition, results of operations or cash flow.

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

        In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, amending the disclosure guidance in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The FSP states that the purpose is to increase the transparency in the disclosure of Postretirement Benefit Plan Assets and to provide users an understanding of the

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

following: investment allocation decision-making, including the factors that are pertinent to the investment policies and strategies; the major categories of plan assets; the valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations of risk with plan assets. FSP FAS 132(R)-1 is effective for annual reporting for the fiscal year beginning July 1, 2009. The Company is in the process of assessing the impact on its results of operations, financial position, and cash flow.

        In December 2008, the FASB issued Staff Position No. FAS 140-4, amending FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It also amends FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FAS 140-4 is effective immediately and did not have a material impact on the Company's consolidated financial condition, results of operations or cash flow.

        In January 2009, the FASB issued Staff Position No. EITF 99-20-1, amending the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets." For debt securities that are not within the scope of Issue 99-20, SFAS 115 applies. SFAS 115 does not require exclusive reliance on market participant assumptions about future cash flows. Rather, SFAS 115 permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. The FSP is effective immediately and the application of the FSP did not have a material impact on our financial results or fair value determinations.

        In April 2009, FASB issued Staff Position No. 157-4 (FAS 157-4), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company early adopted FAS 157-4 effective January 1, 2009, and the adoption did have a material impact on results of operations, financial position, and liquidity. See Note 18 "Fair Value Measurement" for additional disclosures required by the early adoption of FAS 157-4.

        In April 2009, FASB issued Staff Position No. 107-1 (FAS 107-1) and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements. APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FAS 107-1 for the quarter ended June 30, 2009, and the adoption did not have a material impact on the Company's consolidated financial condition, results of operations or cash flow.

        In April 2009, FASB issued Staff Position No. 115-2 (FAS 115-2) and 124-2 (FAS 124-2), "Recognition and Presentation of Other-Than-Temporary Impairments." FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company early adopted FAS 115-2 and FAS 124-2 effective January 1, 2009, and the adoption did have a material impact on results of operations, financial position, and liquidity. See Note 2 "Investment In Securities" for additional disclosures required by the early adoption of FAS 115-2. The early adoption provided the basis to segregate the credit loss on an impaired security from unrealized loss attributable to other factors. The unrealized losses associated with impaired debt securities that were not attributed to credit impairment was $3.4 million at June 30, 2009. See Note 2 "Investment In Securities" for additional disclosures required by the early adoption of FAS 115-2.

        In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, which requires entities to evaluate subsequent events through the date financial statements are issued. Existing guidance on subsequent events was part of the AICPA Auditing Standards. This Statement is not intended to change existing practice. The Statement requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements ("recognizable subsequent events"). This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 , which replaces the Generally Accepted Accounting Principles ("GAAP") hierarchy with two levels of GAAP: authoritative and nonauthoritative. On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities Exchange Commission. All other non-grandfathered accounting literature became nonauthoritative. FAS 168 is effective July 1, 2009. Management has reviewed FAS 168 and does not expect the adoption of this statement to have a material impact on the Company's consolidated financial condition, results of operations or cash flow.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, which removes the concept of a qualifying special-purpose entity from GAAP, changes the requirements for derecognizing financial assets, including defining the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and requires additional disclosures about a transferor's continuing involvement in transferred financial assets. This Statement is effective for interim and annual reporting periods beginning after November 15, 2009. Management is currently evaluating the impact of this FSP on the Company's consolidated financial condition, results of operations and cash flow.

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of a variable interest entity must be disregarded in applying the provisions of Interpretation 46(R). This Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this Statement is not expected to impact the Company's consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES

        The amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$2,632	$43	$(4)	$2,671
Municipal bonds	14,356	163	(218)	14,301
Trust preferred securities	11,879	—	(5,828)	6,051

	28,867	206	(6,050)	23,023

Equity securities:
Federal Ag Mortgage	7	—	(5)	2
Other Investments	253	—	—	253

	260	—	(5)	255

Residential mortgage-backed securities	196,704	3,827	(899)	199,632

	$225,831	$4,033	$(6,954)	$222,910

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$8,490	$173	$—	$8,663
Federal Home Loan Bank	3,944	87	—	4,031
Municipal bonds	12,319	51	(189)	12,181
Trust preferred securities	12,372	—	(2,080)	10,292

	37,125	311	(2,269)	35,167

Equity securities:
FNMA	8	—	—	8
Federal Ag Mortgage	7	2	—	9
Other Investments	253	—	—	253

	268	2	—	270

Residential mortgage-backed securities	190,947	558	(1,938)	189,567

	$228,340	$871	$(4,207)	$225,004

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

        The following tables present the age of gross unrealized losses and fair value by investment category.

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
U.S. government agencies	$1,507	$(4)	$—	$—	$1,507	$(4)
Municipal bonds	3,864	(56)	1,900	(162)	5,764	(218)
Trust preferred securities	—	—	6,051	(5,828)	6,051	(5,828)

	5,371	(60)	7,951	(5,990)	13,322	(6,050)

Federal Ag Mortgage	2	(5)	—	—	2	(5)

Residential mortgage-backed securities	41,499	(346)	26,249	(553)	67,748	(899)

	$46,872	$(411)	$34,200	$(6,543)	$81,072	$(6,954)

	June 30, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
Municipal bonds	$5,195	$(127)	$1,250	$(62)	$6,445	$(189)
Trust preferred securities	8,627	(1,727)	1,665	(353)	10,292	(2,080)

	13,822	(1,854)	2,915	(415)	16,737	(2,269)

Residential mortgage-backed
securities	112,929	(1,208)	24,758	(730)	137,687	(1,938)

	$126,751	$(3,062)	$27,673	$(1,145)	$154,424	$(4,207)

        The unrealized losses reported for municipal bonds relate to 34 municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of June 30, 2009, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

        The unrealized losses reported for residential mortgage-backed securities relate to 64 securities issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Residential mortgage-backed securities also include one "private-label" collateralized mortgage obligation with an amortized cost amount of $2,060, which has maintained its AAA rating as of June 30, 2009. Management does not believe any of these unrealized losses as of June 30, 2009, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

        The unrealized losses reported for trust preferred securities are attributable to six rated pooled securities. Rating downgrades regarding these investments have occurred during fiscal year 2009 placing each in a below investment grade rating. The securities have an amortized cost of $3,728 rated B3, $2,514 rated Caa1, and $5,637 rated Ca. The market for these securities is currently inactive. The CUSIPs of the trust preferred securities are 74041EAC9 and 74042TAE1 rated B3, 740417AB6 and 74042CAE8 rated Caa1, and 74041RAB2 and 55312HAE9 rated Ca. The Company performed assessments of available information for each security during fiscal year 2009, and also considered factors such as overall deal structure and its position within the structure, quality of underlying issuers within each pool, defaults and recoveries, loss severities and prepayments. Based upon scenarios developed in regard to this information, management compared the present value of best estimates of cash flows expected to be collected from each security at the security's effective interest rate to the amortized cost basis of each security. Management determined that three trust preferred securities exhibited an other-than-temporary impairment. The difference between the present value of cash flows and the amortized cost basis for each of the three securities was recorded as credit loss impairment and recognized in earnings in the amount of $397. The amortized cost basis of the four securities was reduced by the amount of credit loss. The remaining impairment amount related to other factors of $3,500 was recognized in other comprehensive income, net of applicable taxes. The unrealized losses on these trust preferred securities can primarily be attributed to changes in credit spreads since the securities were acquired. See Note 18 "Financial Instruments" for additional information related to the determination of fair value. The Company does not have the intent to sell these six securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value. Within this segment, five securities with amortized cost of $9,901 are quarterly variable-rate securities tied to 3-month LIBOR.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

        The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to earnings:

Twelve Months Ended June 30, 2009
Beginning balance of credit losses on securities held as of July 1, 2008 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$—
Credit losses for which an other-than-temporary impairment was not previously recognized(1)	405

Ending balance of credit losses on securities held as of June 30, 2009 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$405

(1)
Includes $8 of other-than-temporary impairment related to Fannie Mae common stock

        The amortized cost and fair value of debt securities as of June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$2,324	$2,369
Due after one year through five years	4,914	4,979
Due after five years through ten years	7,033	7,071
Due after ten years	14,596	8,604

	28,867	23,023
Residential mortgage-backed securities	196,704	199,632

	$225,571	$222,655

        Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

        Proceeds from the sale of securities available for sale in fiscal 2009 were $57,246 and resulted in gross gains of $904. Proceeds from the sale of securities available for sale in fiscal 2008 were $5,511 and resulted in gross gains of $3. Proceeds from the sale of securities available for sale in fiscal 2007 were $3,542 and resulted in gross gains of $0.

        At June 30, 2009, and 2008, securities with a fair value of $209,114 and $208,715, respectively, were pledged as collateral for public deposits, borrowing and other purposes.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE

        Loans and leases receivable at June 30, 2009, and 2008, consist of the following:

	2009	2008
Loans secured by real estate
Residential
One-to-four family	$85,349	$100,589
Multi-family	49,054	46,118
Commercial	221,246	185,038
Agriculture	102,676	78,043
Construction	12,827	8,286
Business, consumer and other
Commercial business	116,231	125,118
Automobile	36,359	58,807
Junior liens on real estate	91,570	81,250
Agriculture	134,331	91,934
Equipment financing leases	15,880	19,250
Other loans	8,367	7,724
Loans on savings accounts	1,645	1,580

	875,535	803,737
Add (less)
Undisbursed portion of loans in process	(23,791)	(19,834)
Deferred loan fees and unamortized discounts and premiums, net	(462)	(193)
Allowance for loan and lease losses	(8,470)	(5,933)

	$842,812	$777,777

        Loans held for sale totaling $14,881 at June 30, 2009, consist of $8,888 of one-to-four family fixed-rate loans and $5,993 of student loans. Loans held for sale totaling $8,796 at June 30, 2008, consist of $7,959 of one-to-four family fixed-rate loans, $223 of commercial loans and $614 of student loans.

        Activity in the allowance for loan losses included in continuing operations is summarized as follows for the fiscal years ended June 30:

	2009	2008	2007
Balance, beginning	$5,933	$5,872	$5,657
Provision charged to income	1,679	1,994	1,198
Charge-offs	(1,569)	(2,245)	(1,292)
Recoveries	2,427	312	309

Balance, ending	$8,470	$5,933	$5,872

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

        The following is a summary of information pertaining to impaired loans and nonaccrual loans as of and for the fiscal years ended June 30, 2009, 2008, and 2007:

	2009	2008	2007
Impaired loans without a valuation allowance	$7,927	$514	$962
Impaired loans with a valuation allowance	700	316	519

Total impaired loans	$8,627	$830	$1,481

Valuation allowance related to impaired loans	$203	$130	$385

Nonaccruing loans and leases	$9,381	$2,324	$2,190
Accruing loans and leases delinquent more than 90 days	2,092	781	1,308
Average investment in impaired loans	2,902	885	966
Interest income recognized on impaired loans	11	17	6

        No additional funds are committed to be advanced in connection with impaired loans.

        The Company has granted loans to directors, executive officers or related interests in the normal course of business. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. The aggregate amount of loans to such related parties was approximately $3,651 and $4,765 at June 30, 2009, and 2008.

NOTE 4—LOAN SERVICING

        Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $1,046,600 and $994,065, at June 30, 2009, and 2008, respectively.

        Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were approximately $10,911 and $9,758, at June 30, 2009, and 2008, respectively.

        The carrying values of mortgage rights were $11,768 and $11,189, at June 30, 2009, and 2008, respectively. The fair values of these rights were $15,055 and $16,629, at June 30, 2009, and 2008, respectively. The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 10%. During fiscal years 2009 and 2008, servicing rights approximating $1,920 and $1,634, respectively, were capitalized. The Company recognized expense for amortization of the cost of servicing rights in the amount of $1,341, $1,317 and $1,117 for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

        No valuation allowances were provided for servicing rights capitalized during the fiscal years ended June 30, 2009, and 2008.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

	2009	2008
Land	$2,136	$1,734
Buildings and improvements	20,249	18,304
Leasehold improvements	2,408	2,201
Furniture, fixtures, equipment and automobile	18,134	16,887

	42,927	39,126
Less accumulated depreciation and amortization	(26,010)	(24,277)

	$16,917	$14,849

        The Company leases numerous telephone and office equipment, which require minimum rentals totaling $251 through September 15, 2010. In addition, the Company has leased property under various operating lease agreements, which expire at various times. The total rental commitments at June 30, 2009, under the leases are as follows:

2010	$930
2011	609
2012	375
2013	280
2014	277
Thereafter	2,116

$4,587

NOTE 6—DEPOSITS

        Deposits at June 30, 2009, and 2008 consist of the following:

	2009	2008
Noninterest bearing checking accounts	$94,067	$90,598
Interest bearing accounts	94,846	90,125
Money market accounts	145,214	171,689
Savings accounts	81,417	78,575
In-market certificates of deposit	401,291	325,995
Out-of-market certificates of deposit	21,033	27,255

	$837,868	$784,237

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 6—DEPOSITS (Continued)

        Scheduled maturities of certificates of deposit are as follows:

2010	$324,822
2011	60,173
2012	23,869
2013	7,126
2014	6,328
Thereafter	6

$422,324

        Non-IRA deposit accounts are insured up to $250 by the Deposit Insurance Fund (DIF) under management of the Federal Deposit Insurance Corporation (FDIC). On October 3, 2008, the FDIC temporarily increased the insured amount from $100. This insured amount is guaranteed to remain at $250 until December 31, 2013 at which time it is scheduled to be reduced to the original amount of $100. IRA deposit accounts are insured up to $250 by the DIF under management of the FDIC. The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $214,930 and $151,517 at June 30, 2009, and 2008, respectively. Deposits at June 30, 2009, and 2008 include $78,087 and $76,507, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

        Advances from the Federal Home Loan Bank of Des Moines (FHLB) and other borrowings at June 30, 2009, and 2008, are summarized as follows:

	2009	2008
Overnight federal funds purchased (with a rate of 0.96%)	$26,495	$29,920
Fixed-rate advances (with rates ranging from 2.02% to 6.36%)	180,655	168,355
Other borrowings(1)(2)	5,719	179

	$212,869	$198,454

(1)
The Company has a line of credit for $6,000 with First Tennessee Bank, NA for liquidity needs of the Company. Outstanding advances were $5,500 and $0 at June 30, 2009, and 2008, respectively. The Company's pledge of 25% of bank stock as collateral commenced upon drawing on the line of credit.

(2)
The Bank is a participating lender in the South Dakota Housing Development Authority program for flood victims in the north-eastern part of the state of South Dakota, as of May 2007. The money is provided to the Bank at a zero percent interest rate to be used in making loans to such flood victims. This is a revolving line of credit, in which the participating lender may borrow, prepay and re-borrow for a term of 10 years. The outstanding balances at June 30, 2009, and 2008 were $219 and $179, respectively.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (Continued)

        Aggregate maturities of advances from FHLB and other borrowings, computed based upon contractual maturity date, are as follows:

2010(1)	$66,850
2011	25,000
2012	10,000
2013	36,500
2014	8,800
Thereafter	65,719

$212,869

    (1)
    Includes the maturity of the overnight federal funds purchased.

        Prepayment of convertible, or callable, advances results in a prepayment fee as negotiated between the Bank and the FHLB. Convertible advances without a strike rate are subject to be called at the FHLB's discretion. Convertible advances tied to LIBOR strike rates may only be called if the three-month LIBOR rate is equal to or greater than the indicated strike rate.

        Advances with the FHLB are secured by stock in the FHLB, which is comprised of membership stock and activity-based stock. The membership stock requirement is based as a percentage of total assets as of the preceding December 31. At June 30, 2009, and 2008, the Bank held $1,407 and $1,223, respectively, in membership stock. The activity-based stock requirement is based on 4.45% of advances outstanding. At June 30, 2009, and 2008, the Bank held $11,069 and $10,022, respectively, in activity-based stock.

        In addition, advances with the FHLB are secured by one-to-four family first mortgage loans, multi-family first mortgage loans and investment securities. In order to provide additional borrowing collateral, commercial real estate first mortgage loans, agricultural real estate first mortgage loans, home equity line of credit loans and home equity second mortgage loans have also been pledged with the FHLB. At June 30, 2009, the Bank had total collateral with the FHLB of $217,820 of which $10,670 was available for additional borrowing. At June 30, 2008, the Bank had total collateral with FHLB of $260,765 of which $62,490 was available for additional borrowing.

        Advances with the Federal Reserve Bank are secured by commercial business loans. At June 30, 2009, the Bank had total collateral with the Federal Reserve Bank of $69,410 of which $69,410 was available for borrowing.

        The Bank currently has a $15,000 unsecured line of federal funds with First Tennessee Bank, NA, which did not have activity or an outstanding balance at June 30, 2009 and 2008.

NOTE 8—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

        On July 11, 2002, the Company issued 5,000 shares totaling $5,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust II. Trust II was established and exists for the

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 8—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS (Continued)

sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust II. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.65% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 7, 2032. The capital securities were scheduled for redemption on October 7, 2032; however on July 7, 2007, the Company exercised its option to redeem the 5,000 shares totaling $5,000 of Trust II. Proceeds from Trust VI were used to fund this redemption.

        On December 19, 2002, the Company issued 5,000 shares totaling $5,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust III. Trust III was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust III. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond January 7, 2033. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities must be redeemed on January 7, 2033; however, the Company has the option to shorten the maturity date as the call option date has passed. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's capital stock.

        On September 25, 2003, the Company issued 7,000 shares totaling $7,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust IV. Trust IV was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust IV. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.10% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 8, 2033. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities must be redeemed on October 8, 2033; however, the Company has the option to shorten the maturity date as the call option date has passed. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's capital stock.

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

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

        During the first quarter of Fiscal 2008, the Company entered into an interest rate swap agreement with a $5,000 notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%. This rate swap is designated as a cash flow hedge. The fair value of the derivative was a $494 unrealized loss and a $218 unrealized loss at June 30, 2009, and 2008, respectively.

        During the fourth quarter of Fiscal 2008, the Company entered into an interest rate swap agreement with a $7,000 notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 6.19%. This rate swap is designated as a cash flow hedge. The fair value of the derivative was a $235 unrealized loss and a $97 unrealized gain at June 30, 2009, and 2008, respectively.

        During the first quarter of Fiscal 2009, the Company entered into an interest rate swap agreement with a $3,000 notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%. The Company also entered into an interest rate swap agreement with a $2,000 notional amount to convert the remaining portion of variable-rate Trust Preferred III security into a fixed rate instrument for a term of four years at a fixed

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 9—INTEREST RATE CONTRACTS (Continued)

rate of 6.91%. The fair value of the $3,000 notional amount derivative was a $129 unrealized loss, while the fair value of the $2,000 notional amount derivative was a $94 unrealized loss at June 30, 2009.

        No gain or loss was recognized in earnings for the fiscal years 2009 and 2008 related to interest rate swaps. No deferred net losses on interest rate swaps in other comprehensive loss as of June 30, 2009, are expected to be reclassified into earnings during the next twelve months. See Note 17 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive income.

        The Company posted $1,154 in cash under collateral arrangements as of June 30, 2009, to satisfy collateral requirements associated with our interest rate swap contracts.

        The following table summarizes the derivative financial instruments utilized as of June 30, 2009:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount
Cash flow hedge			Gain	Loss
Interest rate swap contracts	Accumulated other comprehensive loss	$17,000	$—	$(952)

        The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of June 30, 2009:

				Weighted Average Rate
	Notional Value	Average Maturity (years)	Fair Value
Liability conversion swaps				Receive	Pay
Interest rate swap contracts	$17,000	2.4	$(952)	3.92%	6.51%

NOTE 10—INCOME TAX MATTERS

        The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The Bank is allowed bad debt deductions based on actual charge-offs.

        The consolidated provision for income taxes from continuing operations consists of the following for the years ended June 30:

	2009	2008	2007
Current
Federal	$3,560	$2,163	$2,516
State	650	592	613
Deferred expense	(340)	11	(485)

	$3,870	$2,766	$2,644

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 10—INCOME TAX MATTERS (Continued)

        Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in tax expense are as follows:

	2009	2008	2007
Computed "expected" tax expense	$4,090	$3,013	$2,810
Increase (decrease) in income taxes resulting from
Tax exempt income	(439)	(385)	(353)
State taxes, net of federal benefit	482	369	392
Increase in cash surrender value of life insurance	(190)	(186)	(177)
Stock options	(13)	8	32
Benefit of income taxed at lower rates	(92)	(64)	(58)
Change in valuation allowance	(1)	—	(1)
Other, net	33	11	(1)

	$3,870	$2,766	$2,644

        The components of the net deferred tax asset as of June 30, 2009, and 2008 are as follows:

	2009	2008
Deferred tax assets
Allowance for loan and lease losses	$3,026	$2,008
Accrued expenses	434	253
Net unrealized loss on securities available for sale	1,110	1,268
Pension cost	1,177	523
Other	676	257

	6,423	4,309
Less valuation allowance	—	(1)

	6,423	4,308

Deferred tax liabilities
Defined benefit pension plan	775	64
Property and equipment	601	718
Mortgage servicing rights	669	501
Other assets	344	176
Other	71	51

	2,460	1,510

	$3,963	$2,798

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 10—INCOME TAX MATTERS (Continued)

        Retained earnings at June 30, 2009, and 2008, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") effective July 1, 2007. Implementation resulted in no cumulative effect adjustment to retained earnings as of the date of adoption. The Company had no unrecognized tax benefits as of June 30, 2009 and 2008. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2009 and 2008, and had no accrued interest and penalties on the balance sheet as of June 30, 2009 and 2008. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of June 30, 2009, and 2008, that the Bank meets all capital adequacy requirements to which it is subject.

        As of June 30, 2009, the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have unfavorably changed the Bank's category.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 11—REGULATORY CAPITAL (Continued)

        The following table summarizes the Bank's compliance with its regulatory capital requirements at June 30, 2009, and 2008:

	Actual		Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2009
Tier I (core) capital (to adjusted total assets)	$99,067	8.45%	$46,910	4.00%	$58,638	5.00%
Total risk-based capital (to risk-weighted assets)	107,252	11.05%	77,666	8.00%	97,083	10.00%
Tangible capital (to tangible assets)	99,067	8.45%	17,591	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	99,067	10.20%	N/A	N/A	58,250	6.00%
As of June 30, 2008
Tier I (core) capital (to adjusted total assets)	$85,623	7.78%	$44,027	4.00%	$55,034	5.00%
Total risk-based capital (to risk-weighted assets)	91,417	10.83%	67,519	8.00%	84,398	10.00%
Tangible capital (to tangible assets)	85,623	7.78%	16,510	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	85,623	10.15%	N/A	N/A	50,639	6.00%

NOTE 12—STOCKHOLDERS' EQUITY

        The Company previously had in effect a publicly announced stock buy-back program in which up to 10% of the common stock of the Company outstanding on May 1, 2008, may be acquired through April 30, 2009. In conjunction with the Company's participation in the CPP, the Company's Board of Directors terminated the stock buyback program in the second quarter of fiscal 2009 which had been in place through November 21, 2008. As of November 21, 2008, the Company had repurchased 6,527 shares of common stock pursuant to the program. Pursuant to a series of stock buy-back programs initiated by the Company since 1996, the Company has purchased an aggregate of 2,083,455 shares of common stock through June 30, 2009.

        The Company has authorized 50,000 shares of Preferred Stock, designated as "Series A Junior Participating Preferred Stock" with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance.

        Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 12—STOCKHOLDERS' EQUITY (Continued)

March 31, 1992, who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank's regulatory capital requirements. Capital distributions are limited to the greater of 100% of net income for the year to date plus 50% of the amount of which the lesser of the institution's tangible core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period. Subsequent to June 30, 2009, the Bank sent written notification to the OTS of its intention to pay dividends for each quarter in the year ending June 30, 2010, to the Company, while maintaining its capital requirements.

        The Company entered into an agreement with the U.S. Department of the Treasury pursuant to which the Company issued and sold to the Treasury Department (i) 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share and having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 302,419 shares of the Company's common stock, par value $0.01 per share, at an initial exercise price of $12.40 per share, for an aggregate purchase price of $25,000 in cash. The securities were issued and sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Cumulative dividends on the Preferred Stock accrued on the liquidation preference at a rate of 5.00% per annum for the first five years, and at a rate of 9.00% per annum thereafter, but paid only if, as and when declared by the Company's Board of Directors. As the issuance of Preferred Stock included a warrant for common stock, this transaction increased the weighted average number of diluted common shares outstanding by a total of 3,301 for the fiscal year ended June 30, 2009.

        The Company repurchased all of its outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, on June 3, 2009 and completed its repurchase of the warrant on June 30, 2009. The repurchase price of the preferred stock was $25,000 plus a final accrued dividend of $63, while the warrant was repurchased at a price of $650. The preferred stock and warrant were issued to the Treasury on November 21, 2008 as part of the voluntary Capital Purchase Program (CPP).

        On July 27, 2009, the Board of Directors declared a $0.1125 per share dividend payable on August 14, 2009, to shareholders of record as of August 7, 2009. This cash dividend has not been reflected in the consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 13—EARNINGS PER SHARE

        A reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended June 30, 2009, 2008, and 2007, follow:

	2009	2008	2007
Net income	$7,816	$5,843	$5,383
Preferred stock dividends and accretion	1,316	—	—

Net income available to common shareholders	$6,500	$5,843	$5,383

Basic EPS:
Weighted average number of common shares outstanding	4,006,820	3,969,988	3,978,571
Earnings per common share	$1.62	$1.47	$1.35
Diluted EPS:
Weighted average number of common shares outstanding	4,006,820	3,969,988	3,978,571
Common share equivalents—stock options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	20,683	53,486	78,155

Weighted average number of common shares and common share equivalents	4,027,503	4,023,474	4,056,726

Earnings per common share	$1.61	$1.45	$1.33

        Options and SARs outstanding of approximately 170,000 shares of common stock at a weighted average share price of $15.23 during the fiscal year ended June 30, 2009, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Options outstanding of approximately 16,100 shares of common stock at a weighted average share price of $17.27 during the fiscal year ended June 30, 2008, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. All options outstanding were included in the computation for the year ended June 30, 2007.

NOTE 14—DEFINED BENEFIT PLAN

        The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours in a plan year. The benefits are based on 6% of each eligible participant's annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year treasury note rates. The Company's funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time. One hundred percent vesting occurs after three years with a retirement age of the later of age 65 or three years of participation.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        Statement of Financial Accounting Standards No. 158 (SFAS 158) was issued in September 2006 entitled "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R." SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company's fiscal year-end. As required by SFAS 158, the Company adopted the balance sheet recognition provisions at June 30, 2007, and adopted the year-end measurement date at June 30, 2008.

        Information relative to the components of net periodic benefit cost measured as of June 30, 2009, and June 30, 2008, for the Company's defined benefit plan is presented below.

	2009	2008
Changes in benefit obligations
Benefit obligations, beginning	$6,294	$5,606
Service cost	474	447
Interest cost	480	437
Benefits paid	(191)	(504)
Assumption changes	887	365
Actuarial (gain) loss	(108)	(57)

Benefit obligations, ending	$7,836	$6,294

Changes in plan assets
Fair value of plan assets, beginning	$5,504	$5,899
Actual return (loss) on plan assets	(472)	(423)
Company contributions	2,350	532
Benefits paid	(191)	(504)

Fair value of plan assets, ending	$7,191	$5,504

Funded status at end of year	$(645)	$(790)

Amounts recognized in accumulated other comprehensive loss consists of net loss	$3,097	$1,376

Accumulated benefit obligation	$5,469	$5,295

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        The components of net periodic benefit cost for the fiscal years ended June 30 consist of the following:

	2009	2008	2007
Net periodic benefit cost
Service cost	$474	$447	$466
Interest cost	480	437	391
Expected return on plan assets	(532)	(487)	(436)
Amortization of net loss	62	—	—

Net periodic benefit cost	484	397	421
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net loss	1,783	1,218	158
Amortization of net loss	(62)	—	—

Total recognized in other comprehensive loss	1,721	1,218	158

Total recognized in net periodic benefit cost and other comprehensive loss	$2,205	$1,615	$579

        The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $182.

        The weighted-average assumptions used to determine benefit obligations at June 30 are as follows:

	2009	2008
Discount rate—pre-retirement	7.50%	7.50%
Discount rate—post-retirement	3.59%	4.52%
Rate of compensation increase	4.00%	4.00%

        The weighted-average assumptions used to determine net periodic benefit cost for fiscal years ended June 30 are as follows:

	2009	2008	2007
Discount rate—pre-retirement	7.50%	7.50%	7.50%
Discount rate—post-retirement	3.59%	4.82%	4.58%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%

        The overall expected long-term rate of return on assets is based on economic forecasts and projected asset allocation.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        The Company's pension plan weighted-average asset allocations by asset category are as follows:

	2009
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$4,046	$113	56.3%	55.0%
Fixed	2,326	98	32.3%	30.0%
Other	557	(17)	7.8%	10.0%
Cash and cash equivalents	262	—	3.6%	5.0%

Total pension plan assets	$7,191	$194	100.0%	100.0%

	2008
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$3,512	$90	63.8%	65.0%
Fixed	1,991	7	36.2%	30.0%
Cash and cash equivalents	1	—	0.0%	5.0%

Total pension plan assets	$5,504	$97	100.0%	100.0%

        The objective of the pension plan investment policy for equities is to pursue a growth strategy that results in capital appreciation. The objective of the pension plan investment policy for fixed rate instruments and cash equivalents is to ensure safety of principal and interest.

        The Company expects to contribute $425 to its pension plan in fiscal 2010. The minimum required contribution is $0.

        Estimated Future Benefit Payments: The following benefit payments which reflect expected future service, as appropriate, are expected to be paid during the years ended June 30:

2010	$541
2011	1,704
2012	519
2013	886
2014	436
Years 2015 - 2019	3,873

NOTE 15—RETIREMENT SAVINGS PLAN

        The Company has a retirement savings plan covering all employees of the Company who have attained age 21 and completed one expected year of service during which they worked at least 1,000 hours. The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to IRS Code Section 401(k) and regulations issued there under. The plan allows

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 15—RETIREMENT SAVINGS PLAN (Continued)

voluntary contributions by eligible employees, and also allows discretionary contributions by the Company as determined annually by the Board of Directors. The total compensation cost charged to expense related to the plan was $282, $335 and $286 for 2009, 2008, and 2007, respectively.

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

        The Company has a long-term incentive plan, which provides for the grant of nonvested stock awards and for stock appreciation rights ("SARs") settled in stock under the 2002 Option Plan if the Company achieves certain performance levels. For fiscal years 2009, 2008, and 2007, the Company met a performance level in the plan and, accordingly, for fiscal 2009 nonvested stock with a value of $224 and SARs with a value of $224 will be issued in fiscal 2010. During fiscal years 2009 and 2008, 6,584 and 5,146 shares, respectively of nonvested stock were issued and 47,051 and 29,204 SARs were issued in fiscal 2009 and 2008 respectively, under the 2002 Option Plan. The nonvested shares and SARs vest 25% in each of the first through fourth anniversaries of the date of grant. The issuance value of the nonvested shares was $97 and $83 for 2009 and 2008, respectively, and is being amortized over the vesting period of four years with the unamortized balance included in additional paid in capital in the consolidated statements of financial condition. During fiscal years 2009, 2008, and 2007, $336, $391 and $388, respectively, were recorded as amortization expense. The issuance value of the 2009 and 2008 SARs was $97 and $83 and each issuance is being amortized over the vesting period of four years. During fiscal years 2009, 2008, and 2007, $38, $30 and $11, respectively, were recorded as amortization expense.

        In connection with meeting a performance level of the long-term incentive plan, 16,232 shares of nonvested stock and 115,747 SARs will be issued in fiscal 2010 under the plan. Both the nonvested shares and SARs issued in fiscal 2010 will have a four-year vesting period in which 25% of the stock vests in each of the first through fourth anniversaries of the date of grant.

        During fiscal 2004, the Company created a pool of 12,100 nonvested shares for grants under the 2002 Option Plan (2002 Pool). The key provisions of the 2002 Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination. During fiscal years 2009 and 2008, 2,507 and 2,718 nonvested shares, respectively, were awarded under the Pool. The issuance value of these nonvested shares was $37 and $42 in 2009 and 2008, respectively, and is being amortized over their vesting periods with the unamortized balance included in additional paid in capital in the consolidated balance sheet. During fiscal years 2009, 2008, and 2007, $38, $28 and $30, respectively, were recorded as amortization expense.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

        In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock are made to outside directors of the Company. Each outside director is entitled to all voting, dividend and distribution rights during the vesting period. During fiscal years 2009 and 2008, shares of nonvested stock awarded were 14,511 and 11,301, respectively. The nonvested shares vest on the first anniversary of the date of grant. During fiscal years 2009, 2008, and 2007, amortization expenses recorded was $177, $138 and $101, respectively.

        The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option pricing model. The following assumptions were used for grants in fiscal years 2009, 2008, and 2007:

	2009	2008	2007
Expected volatility	19.00%	22.00%	23.00%
Expected dividend yield	3.06%	2.61%	2.63%
Risk-free interest rate	2.87%	3.94%	4.61%
Expected term (in years)	5	4	4

        Stock option activity for the fiscal year ended June 30, are as follows:

	2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	203,554	$12.48
Granted	—	—
Forfeited	(11,696)	16.37
Exercised	(51,939)	10.37

Ending Balance	139,919	$12.89	4.02	$119

Vested and exercisable at June 30	139,919	$12.89	4.02	$119

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

        Stock appreciation rights activity for the fiscal year ended June 30, are as follows:

	2009
	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	44,622	$16.06
Granted	47,051	14.71
Forfeited	(4,023)	15.76
Exercised	—	—

Ending Balance	87,650	$15.35	8.55	$—

Vested and exercisable at June 30	14,448	$16.04	7.64	$—

        The Company applied a forfeiture rate of 22.00% when calculating the amount of options and stock appreciation rights expected to vest at June 30, 2009. This rate is based upon historical activity and will be revised if necessary in subsequent periods if actual forfeitures differ from these estimates. The weighted-average grant date fair value of stock appreciation rights granted during the fiscal years 2009, 2008, and 2007 was $2.06, $2.84 and $3.11. The total intrinsic value of options exercised during the fiscal years 2009, 2008, and 2007, was $188, $155 and $269, respectively. During fiscal years 2009, 2008, and 2007, $38, $53 and $101, respectively, were recorded as amortization expense. As of June 30, 2009, there was $162 of total unrecognized compensation cost related to nonvested SARs awards. The cost is expected to be recognized over a weighted-average period of 28 months for SARs awards. Cash received from the exercise of options and SARs for the fiscal years 2009, 2008, and 2007, was $526, $432 and $787, respectively. The tax benefit realized for the tax deductions from cashless option exercises totaled $1, $7, and $61 for the fiscal years 2009, 2008, and 2007, respectively. The company generally uses treasury shares to satisfy stock option exercises.

        Nonvested share activity for the fiscal years ended June 30 follows:

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	121,746	$16.57	144,711	$16.11	158,177	$15.75
Granted	23,602	13.33	19,165	16.62	11,866	16.78
Vested	(53,089)	16.42	(31,236)	14.51	(17,890)	13.83
Forfeited	(1,551)	16.70	(10,894)	16.44	(7,442)	15.11

Nonvested Balance, ending	90,708	$15.81	121,746	$16.57	144,711	$16.11

        Pretax compensation expense recognized for nonvested shares for the fiscal years 2009, 2008, and 2007, was $373, $419 and $418, respectively. The tax benefit for the fiscal years 2009, 2008, and 2007

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

was $142, $159 and $159, respectively. As of June 30, 2009, there was $905 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 15 months. The total fair value of shares vested during the fiscal years 2009, 2008, and 2007 was $872, $453 and $247, respectively.

        The Company had a Director Restricted Stock Plan which provided that awards of nonvested shares of the Company's common stock be made to outside directors of the Company. The plan was designed to allow for payment of the annual retainer fee in shares of the Company's common stock. Each outside director is entitled to all voting, dividend and distribution rights during the restriction period. The effective date of the plan was July 1, 1997. The plan had 90,750 shares allocated to it and was in effect for a period of ten years. During fiscal year 2007, 6,041 shares were awarded and $103 of expense was incurred under the plan as the annual retainer for the Company's Board of Directors. The Director Restricted Stock Plan expired on December 31, 2006. At June 30, 2009, there was no unrecognized compensation expense related to this plan.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss as of June 30, are as follows:

	2009	2008	2007
Net income	$7,816	$5,843	$5,383

Other comprehensive income (loss), net of tax:
Securities available for sale:
Net unrealized gains (losses) that are included in accumulated other comprehensive income (loss)	4,819	(1,069)	1,707
Reclassification adjustment for net gains realized in net income	(904)	(3)	—
Noncredit component of impairment losses on other-than-temporary impaired securities, net	(3,500)	—	—
Income tax benefit (expense)	(158)	408	(649)

Other comprehensive income (loss) on securities available for sale	257	(664)	1,058

Defined benefit plan:
Net unrealized (loss)	(1,721)	(1,218)	—
Income tax benefit	654	463	—

Other comprehensive (loss) on defined benefit plan	(1,067)	(755)	—

Cash flow hedging activities-interest rate swap contracts:
Net unrealized (losses)	(831)	(121)	—
Income tax benefit	283	41	—

Other comprehensive (loss) on cash flow hedging activities-interest rate swap contracts	(548)	(80)	—

Total other comprehensive income (loss)	(1,358)	(1,499)	1,058

Comprehensive income	$6,458	$4,344	$6,441

        Cumulative other comprehensive (loss) balances were:

	2009	2008	2007
Unrealized loss on securities available for sale net of related tax effect of $1,110, $1,268 and $860	$(1,811)	$(2,068)	$(1,404)
Unrealized loss on defined benefit plan net of related tax effect of $1,177, $523 and $60	(1,920)	(853)	(98)
Unrealized loss on cash flow hedging activities net of related tax effect of $324 and $41	(628)	(80)	—

	$(4,359)	$(3,001)	$(1,502)

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

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

  Securities—Fair values for investment securities are based on quoted market prices or whose value is determined using discounted cash flow methodologies, except for stock in the Federal Home Loan Bank for which fair value is assumed to equal cost.

  Loans and leases, net—The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality. Leases are stated at cost which equals fair value.

  Accrued interest receivable—The carrying value of accrued interest receivable approximates its fair value.

  Servicing rights—Fair values are estimated using discounted cash flows based on current market rates of interest.

  Interest rate swap contracts—Valuations of interest rate swap contracts are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, option volatility and option skew.

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

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

  Subordinated debentures payable to trusts—Fair values for subordinated debentures are estimated using a discounted cash flow calculation that applies interest rates on comparable borrowing instruments with corresponding maturity dates.

  Accrued interest payable and advances by borrowers for taxes and insurance—The carrying values of accrued interest payable and advances by borrowers for taxes and insurance approximate their fair values.

        Estimated fair values of the Company's financial instruments are as follows at June 30:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$18,511	$18,511	$21,170	$21,170
Securities	222,910	222,910	225,004	225,004
Federal Home Loan Bank stock	12,476	12,476	11,245	11,245
Loans and leases	857,693	863,453	786,573	790,420
Accrued interest receivable	7,598	7,598	7,540	7,540
Servicing rights	11,768	15,055	11,189	16,629
Interest rate swap contracts	(952)	(952)	(121)	(121)
Financial liabilities
Deposits	837,868	844,243	784,237	786,170
Borrowed funds	212,869	219,249	198,454	199,886
Subordinated debentures payable to trusts	27,837	9,990	27,837	27,837
Accrued interest payable and advances by borrowers for taxes and insurance	17,421	17,421	16,804	16,804

Fair Value Measurement

        Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company has not applied the provisions of this statement to non-financial assets and liabilities, which will be effective July 1, 2009 and is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flow. The Company early adopted FASB Staff Position 157-4, dated April 9, 2009, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

Are Not Orderly, during the third quarter of Fiscal 2009 which amended FASB Staff Position 157-3, dated October 10, 2008, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. SFAS 157 defines fair value and establishes a consistent framework for measuring fair value under GAAP and expands disclosure requirements for fair value measurements. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The standard describes three levels of inputs that may be used to measure fair value:

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

        Level 3:    Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

        The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at June 30, 2009:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale	$2	$216,857	$6,051	$222,910
Interest rate swaps	—	(952)	—	(952)

Total assets	$2	$215,905	$6,051	$221,958

        The Company used the following methods and significant assumptions to estimate the fair value of items:

        Securities available for sale:    The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). The Company outsources this valuation primarily to a third party provider which utilizes several sources for valuing fixed-income securities. Sources utilized by the third party provider include pricing models that vary based by asset class and include available trade, bid, and other market information. This methodology includes broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs. As further valuation sources, the third party provider uses a proprietary valuation

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

model and capital markets trading staff. This proprietary valuation model is used for valuing municipal securities. This model includes a separate curve structure for Bank-Qualified municipal securities. The grouping of municipal securities is further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves.

        The securities shown in Level 3 relate to trust preferred securities which are currently part of an inactive market. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade, and then by a significant decrease in the volume of trades relative to historical levels. Given conditions in the debt markets and the absence of observable orderly transactions in the secondary and new issue markets, management determined that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique. The results of a third party valuation and a valuation derived by management were weighted each at 50% and used to measure fair value for each security.

        The approaches to determining fair value for the trust preferred securities included the following factors:

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

  4.
  The best estimates of expected cash flows were discounted to calculate the present value of the security. Management considered a range of discount rates based upon three factors: (1) a risk-free rate based on the rate of return on government debt securities, (2) the credit spread for BBB Bank Corporate Debt Index, and (3) a liquidity or "risk premium" of 200 basis points.

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

        The following table reconciles the beginning and ending balances of the assets or liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs for the twelve months ended June 30, 2009:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Securities Available for Sale
Beginning balance, 6/30/2008	$—
Total realized/unrealized gains (losses)
Included in earnings	(397)
Included in other comprehensive loss	(2,956)
Purchases, issuances, (paydowns) and (sales)	(94)
Transfers into or (out) of Level 3	9,498

Ending balance, 6/30/2009	$6,051

        The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2009:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2009 incurred losses
Loans held for sale	$—	$14,881	$—	$—
Impaired loans	—	7,964	—	—
Mortgage servicing rights	—	—	11,768	—
Foreclosed assets	—	11	—	7

        Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans and student loans, are carried at the lower of cost or estimated fair value. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics, which the Company classifies as a Level 2 nonrecurring fair value measurement.

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

included observable inputs such as recent sales of similar assets or observable market data for operational or carrying costs.

        Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a "quoted price for similar assets" comparison. Accordingly, the Company relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Company uses a valuation model to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, other ancillary revenue, costs to service, and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market conditions and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Company compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Company uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets.

NOTE 19—COMMITMENTS, CONTINGENCIES AND CREDIT RISK

        The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset. Unused lines of credit amounted to $129,627 and $83,254 at June 30, 2009, and 2008, respectively. Unused letters of credit amounted to $2,055 and $3,318 at June 30, 2009, and 2008, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.

        The Bank had outstanding commitments to originate or purchase loans of $30,804 and to sell loans of approximately $21,218 at June 30, 2009. The portion of commitments to originate or purchase fixed rate loans totaled $20,333 with a range in interest rates of 4.25% to 7.00%. No losses are expected to be sustained in the fulfillment of any of these commitments.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 20—CASH FLOW INFORMATION

        Changes in other assets and liabilities for the years ended June 30, consist of:

	2009	2008	2007
(Increase) decrease in accrued interest receivable	$(58)	$955	$(1,615)
Earnings on cash value of life insurance	(544)	(531)	(506)
Increase (decrease) in net deferred loan fees and other assets	(4,086)	742	(600)
Increase (decrease) in accrued expenses and other liabilities	(320)	1,422	6,738

	$(5,008)	$2,588	$4,017

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$25,846	$32,940	$34,848
Cash payments for income and franchise taxes	4,273	3,836	1,914
Supplemental Disclosure of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$442	$135	$481

NOTE 21—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)

        The Company's condensed balance sheets as of June 30, 2009, and 2008, and related condensed statements of income and cash flows for each of the years in the three-year period ended June 30, 2009, are as follows:

Condensed Statements of Financial Condition

	2009	2008
Assets
Cash primarily with the Bank	$1,325	$3,295
Investments in subsidiaries	100,076	87,672
Investment securities	250	250
Other	825	1,300

	$102,476	$92,517

Liabilities
Other borrowings	$27,837	$27,837
Other liabilities	5,965	477
Stockholders' equity	68,674	64,203

	$102,476	$92,517

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 21—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY) (Continued)

Condensed Statements of Income

	2009	2008	2007
Dividends from subsidiaries	$2,350	$5,206	$2,950
Interest and other income	96	109	129
Expenses	(2,799)	(2,628)	(3,245)
Income tax benefit	1,109	819	1,034
Equity in undistributed income of subsidiaries	7,060	2,337	4,515

Net income	$7,816	$5,843	$5,383

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 21—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY) (Continued)

Condensed Cash Flows

	2009	2008	2007
Cash Flows From Operating Activities
Net income	$7,816	$5,843	$5,383
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	10	141	317
Equity in (earnings) of subsidiaries	(9,410)	(7,543)	(7,465)
Cash dividends received from subsidiaries	2,350	5,206	2,950
Increase (decrease) in liabilities	(12)	(99)	362
Other, net	351	(109)	(21)

Net cash provided by operating activities	1,105	3,439	1,526

Cash Flows From Investing Activities
Purchase of investment securities	—	(69)	(116)
Capital contribution to the Bank	(6,000)	—	—

Net cash used in investment activities	(6,000)	(69)	(116)

Cash Flows From Financing Activities
Purchase of treasury stock	—	(1,730)	—
Cash dividends paid	(2,472)	(1,702)	(1,662)
Purchase of preferred stock	(25,000)	—	—
Repurchase of warrant	(650)	—	—
Proceeds from issuance of preferred stock and warrant	25,000	—	—
Proceeds from issuance of common stock	547	630	904
Proceeds from issuance of subordinated debentures	—	5,000	10,000
Redemption of subordinated debentures	—	(5,000)	(10,000)
Proceeds from other borrowings	5,500	—	—
Payments of debt issue costs	—	—	(6)

Net cash provided by (used in) financing activities	2,925	(2,802)	(764)

Increase (decrease) in cash	(1,970)	568	646
Cash at beginning of period	3,295	2,727	2,081

Cash at end of period	$1,325	$3,295	$2,727

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

NOTE 22—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2009
Total interest income	$15,831	$15,566	$15,008	$14,283
Net interest income	8,689	9,007	9,150	8,483
Provision for losses on loans and leases	387	—	414	878
Net income	1,975	1,846	2,171	1,824
Net income available for common shareholders	1,975	1,846	1,831	848
Basic earnings per share	$0.50	$0.46	$0.45	$0.21
Diluted earnings per share	0.49	0.46	0.45	0.21
Fiscal Year 2008
Total interest income	$15,985	$16,085	$15,542	$15,562
Net interest income	6,668	6,996	7,695	8,517
Provision for losses on loans and leases	325	295	551	823
Net income	1,348	1,251	1,623	1,621
Basic earnings per share	$0.34	$0.32	$0.41	$0.41
Diluted earnings per share	0.33	0.31	0.40	0.40

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2009, an evaluation was performed by the Company's management, including the Company's Chairman, President and Chief Executive Officer and the Company's Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's Chairman, President and Chief Executive Officer and the Company's Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

Management's Report on Internal Control over Financial Reporting

        Management's report on internal control over financial reporting is included in Part II, Item 8 "Financial Statements and Supplementary Data," and is furnished herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

        The Company's Board of Directors currently consists of seven members. The Board of Directors is divided into three classes, with one class of directors elected annually. Directors of the Company are generally elected to serve for a three-year term and until their respective successors are elected and qualified.

        The following table lists, as of September 17, 2009, the name and principal occupation of each current director of the Company and the year in which each such person was first elected as a director.

Name	Class of Director	Principal Occupation	Served as Director Since
Curtis J. Bernard	I	Owner and founder of Bernard Properties	2004
William G. Pederson	I	Chief Executive Officer of Mesa Corp.	1996
Charles T. Day	II	Vice Chairman of Twelve-Step Living Corporation	2007
Robert L. Hanson	II	Chief Executive Officer of Harold's Photo Centers	1992
Curtis L. Hage	III	Chairman, President and Chief Executive Officer of the Company	1992
Christine E. Hamilton	III	Managing Principal of a large diversified farming and ranching operation	2005
Thomas L. Van Wyhe	III	District Manager of Trane Company	1996

        The Class I director nominees for the upcoming 2009 Annual Meeting of Stockholders will be William G. Pederson and David J. Horadovsky, both of which were nominated by the Nominating and Corporate Governance Committee of the Board of Directors. Both Class I director nominees have consented to act as a director if elected. Class I directors will be elected to serve for a three-year term ending at the 2012 Annual Meeting of Stockholders and until their successors are duly elected and qualified (except in the case of earlier death, resignation or removal). The continuing directors, Class II and Class III directors, will serve until the 2010 Annual Meeting of Stockholders and 2011 Annual Meeting of Stockholders, respectively, and until their successors are duly elected and qualified (except in the case of earlier death, resignation or removal).

Business Experience of each Current Director and Director Nominee

        The information set forth below concerning the current directors and director nominees has been furnished by them to the Company.

        CURTIS J. BERNARD, age 56, a Class I Director, is the owner and founder of Bernard Properties, a company engaged in local and regional economic development in southeast South Dakota and northeast Nebraska. Prior to founding Bernard Properties, from July 2001 to May 2002, Mr. Bernard was a Senior Credit Risk Consultant for TXU Energy, an electric power retailer located in Dallas, Texas. From September 1998 through July 2000, he served as Senior Vice President and Chief Operating Officer for 1st Financial Bank, N. Sioux City, South Dakota. Mr. Bernard was also previously employed with Citibank, serving in various capacities between 1981 and 1998. Mr. Bernard has served as a director for both the Company and the Bank since 2004.

        WILLIAM G. PEDERSON, age 53, a Class I Director, is Chief Executive Officer of Mesa Corp., Watertown, South Dakota, a wholesale distributor of automotive products. He has held his current position with Mesa Corp. since 1994. Mr. Pederson also previously held the position of Chairman and CEO of PAM Oil, Inc. from 1978 through 2008 at which time Mesa Corp. and PAM Oil, Inc. were combined. He has served as a director of both the Company and the Bank since 1996. Mr. Pederson will be a Class I director nominee at the upcoming 2009 Annual Meeting of Stockholders.

        DAVID J. HORADOVSKY, age 53, will be a Class I director nominee at the upcoming 2009 Annual Meeting of Stockholders. Mr. Horazdovsky is the President and Chief Executive Officer of The Evangelical Lutheran Good Samaritan Society, where he has been employed in various capacities since 1978 and held his present position since 2004. He has served as a director of the Bank since 2007.

        CHARLES T. DAY, age 61, a Class II Director, is the Vice Chairman of Twelve-Step Living Corporation, ("TLC") a an organization providing non-medical chemical dependency recovery services. Prior to joining TLC in 2007, Mr. Day was employed as Senior Vice President/Finance and Treasurer for Sanford Health Systems from 2004 through 2007. From 1997 through 2004, Mr. Day was a national consulting partner for tax-exempt health care institutions and also focused on strategic finance, mergers and acquisitions, valuations and other capital formation transactions across a broad spectrum of industries. Mr. Day is also a Certified Public Accountant and was previously employed with Coopers & Lybrand as a tax partner. Mr. Day was elected to the Company's Board of Directors in November 2007, and has served as a director for the Bank since September 2007.

        ROBERT L. HANSON, age 63, a Class II Director, is the Chief Executive Officer of Harold's Photo Centers, Sioux Falls, South Dakota, a retail photography and equipment company. He has held such position since 1980. He has served as a director of both the Company and the Bank since 1992.

        CURTIS L. HAGE, age 63, a Class III Director, is the Chairman, President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of the Bank. Mr. Hage was elected Chairman of the Company in September 1996 and has held the position of President and Chief Executive Officer of the Company since February 1991. Mr. Hage joined the Bank in 1968 and served in various capacities prior to being elected its Chairman and Chief Executive Officer in 1991. Mr. Hage has served as a director of the Corporation since 1992 and the Bank since 1986.

        CHRISTINE E. HAMILTON, age 53, a Class III Director, has served as the Managing Principal of a large diversified farming and ranching operation in central South Dakota since November 2000. She formed the MHCH Foundation, a non profit family foundation established to promote South Dakota and its future in the changing global economy. Ms. Hamilton serves on the boards of directors of a number of other entities, including the SDSU Foundation's governing board, the South Dakota Chamber of Commerce, South Dakota Rural Enterprise, Inc., Northern Great Plains, Inc., SDBio, and represents Hematech on a joint venture board. Ms. Hamilton has served as a director of the Company since June 2005 and the Bank since January 2003.

        THOMAS L. VAN WYHE, age 59, a Class III Director, is a District Manager for Trane Company, Omaha, Nebraska and Sioux Falls, South Dakota, an air conditioning and heating sales and service company. He has been employed in various capacities by that organization since 1973 and has held his present position since 1994. Mr. Van Wyhe has served as a director of both the Company and the Bank since 1996.

Executive Officers

        The following table lists the executive officers of the Company and Bank as of September 17, 2009.

Name	Position with the Company
Curtis L. Hage	Chairman, President and Chief Executive Officer of the Company
Darrel L. Posegate	Executive Vice President, Chief Financial Officer and Treasurer of the Company
David A. Brown	Senior Vice President/Business Banking of the Bank
Jon M. Gadberry	Senior Vice President/Wealth Management of the Bank
Mary F. Hitzemann	Senior Vice President/Human Resources of the Bank
Brent R. Olthoff	Senior Vice President, Chief Financial Officer and Treasurer of the Bank
Natalie A. Sundvold	Senior Vice President/Service & Support of the Bank
Michael Westberg	Senior Vice President/Retail Banking of the Bank
Bruce E. Hanson	Vice President, Controller of the Bank

Business Experience of each Executive Officer

        CURTIS L. HAGE, age 63, is Chairman, President and Chief Executive Officer of the Company. He was elected to the position of Chairman of the Board of Directors of the Company in September 1996 and has held the positions of President and Chief Executive Officer since February 1991. Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986. Since joining the Bank in 1968, he served in various capacities prior to being elected Executive Vice President. Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

        DARREL L. POSEGATE, age 51, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since January 2002. He has served as President of the Bank since October 2006 and as Executive Vice President, Chief Financial Officer and Treasurer of the Bank from January 2002 until October 2006. Prior to such time, he was employed in senior leadership roles in the banking industry since 1983. Mr. Posegate received his B.A. degree from Luther College, Decorah, Iowa.

        DAVID A. BROWN, age 47, has served as the Senior Vice President/Business Banking of the Bank from November 1999 until May 2008 at which time he was promoted to the position of Senior Vice President/Community Banking. Prior to joining the Bank, Mr. Brown served as Vice President/Manager Commercial Banking of Firstar Bank, Sioux City, Iowa, a national banking institution, a position he held since December 1998. Mr. Brown received his M.B.A. and a B.S. in Business Administration from the University of South Dakota.

        JON M. GADBERRY, age 49, has served as Senior Vice President/Wealth Management of the Bank since December 2007. Prior to joining the Bank, Mr. Gadberry was employed by Bank of the West as Vice President/Trust Manager from April 2003 to December 2007. Mr. Gadberry received his B.S. in Business Administration from Concordia College in Moorhead, Minnesota.

        MARY F. HITZEMANN, age 57, has served as the Senior Vice President/Human Resources of the Bank since October 1993. Ms. Hitzemann joined the Bank in January 1993. Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992. Ms. Hitzemann received her B.A. degree from Augustana College.

        BRENT R. OLTHOFF, age 38, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Bank since April 2007. Mr. Olthoff first joined the Bank in July 2001, and was promoted to Vice President/Finance in July 2004. From February 2006 to April 2007, Mr. Olthoff was employed by FTN Financial, a capital markets firm in Memphis, Tennessee, where he was

Vice President/Asset Strategies. Mr. Olthoff received his B.B.A degree in Finance from Iowa State University.

        NATALIE A. SUNDVOLD, age 46, has served as the Senior Vice President/Service & Support of the Bank since October 2002. She joined the Bank in February 1994 as manager of the phone banking center and was promoted to Vice President/In-Touch Banking in October 1995. Prior to joining the Bank, she was employed by the Bank of New York from October 1989 to October 1993. Ms. Sundvold received her B.S. from Northern State University.

        MICHAEL WESTBERG, age 42, has served as the Senior Vice President/Retail Banking of the Bank from July 2006 to May 2008 at which time he was promoted to the position of Senior Vice President/Corporate Strategy. Mr. Westberg joined the Bank in February 1996 as a branch manager. Prior to joining the Bank, he was employed with First Savings Bank, Beresford, South Dakota, from 1992 to 1996; and The Associates, Dallas, Texas, from 1989 to 1992. Mr. Westberg attended Illinois State University majoring in business and is a graduate of the American Bankers Association National School of Banking.

        BRUCE E. HANSON, age 46, has served as Vice President, Controller of the Bank since October 2008. Prior to joining the Bank, he was employed as Vice President, Controller at South Dakota State Medical Holding Co., dba Dakotacare, from 1996 to September 2008. Mr. Hanson received his B.A. degree in Accounting from the University of South Dakota.

        There are no family relationships involving any of the above executive officers, directors and director nominees.

Compliance with Section 16(a) of the Exchange Act

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in 2009, a copy of which will be filed not later than 120 days after June 30, 2009 (the "2009 Proxy Statement").

Code of Ethics

        Information regarding the Company's Code of Conduct and Ethics is incorporated by reference from the discussion under the heading "Code of Conduct and Ethics" in the 2009 Proxy Statement.

Director Nominations

        Information regarding material changes, if any, to the procedures by which the Company's stockholders may recommend nominees to the Company's Board of Directors is incorporated by reference from the discussion under the heading "Director Nominations" in the 2009 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

        Information regarding the Company's Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the heading "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the 2009 Proxy Statement.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Overview

        The Company has no full time employees, relying upon employees of the Bank for the limited services required by the Company. All compensation paid to officers and employees is paid by the Bank. This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to (i) the Company's Chairman, President and Chief Executive Officer, (ii) the Company's Executive Vice President, Chief Financial Officer and Treasurer, (iii) the Bank's Senior Vice President/Community Banking, (iv) the Bank's Senior Vice President/Wealth Management and (v) the Bank's Senior Vice President/Chief Financial Officer and Treasurer, which are collectively referred to as our "Named Executive Officers."

        The Personnel, Compensation and Benefits Committee (the "Compensation Committee") is responsible for our executive compensation program. In approving executive compensation, the Compensation Committee is guided by the following philosophy:

  •
  Base salaries should be competitive with respect to the 50th percentile of our Peer Group (as defined below). Based upon individual circumstances, individual salary levels may be higher or lower than the 50th percentile of our Peer Group.

  •
  Targeted cash compensation opportunity (which includes base salary, any cash bonuses and annual cash incentive awards) should be (i) competitive with the 50th percentile of our Peer Group when the Company's financial performance is at or near our Peer Group's financial performance, and (ii) consistent with the 75th percentile or higher of our Peer Group when the Company's financial performance is favorable to our Peer Group's financial performance.

  •
  Long-term incentive awards should align executive interests with stockholders, with equity awards generally being granted upon the Company achieving pre-established performance goals and for other general corporate purposes.

  •
  Targeted direct compensation opportunity (which includes cash compensation and equity awards) should be (i) competitive with the 50th percentile of our Peer Group when the Company's financial performance is at or near our Peer Group's financial performance, and (ii) consistent with the 75th percentile or higher of our Peer Group when the Company's financial performance is favorable to our Peer Group's financial performance.

        As pay and performance levels of our peers are not known at the time executive compensation decisions are made, actual executive compensation of the Named Executive Officers may be greater than or less than target compensation levels. It is the Compensation Committee's intent to address variances between performance and compensation with future compensation decisions. Additionally, in order for the Compensation Committee to be responsive to our specific performance and the dynamics of the Banking industry, from time to time, the above philosophies may be changed or not strictly followed.

        Our executive compensation program is designed to accomplish the following objectives:

  •
  Foster a pay-for-performance culture that is based on our financial performance;

  •
  Motivate executives to assume increased responsibility and reward them for their achievement;

  •
  Provide compensation opportunities that are comparable to our Peer Group, allowing us to compete for, and retain, top quality, dedicated executives who are critical to our long-term success; and

  •
  Align executives' interests with our stockholders through equity award opportunities.

        Our executive compensation program consists of elements that are generally constant (fixed pay) and that vary based on corporate performance (variable pay). Accordingly, as our financial performance increases, so does executive compensation. Conversely, if financial performance decreases, executive compensation should also decrease. In 2009, the variable pay component of each Named Executive Officers' total compensation was 29% to 43%, which is consistent with our pay-for-performance objective.

Role of the Personnel, Compensation and Benefits Committee in Setting Executive Compensation

        The Compensation Committee reviews and approves all compensation decisions for the Named Executive Officers, including their annual salaries, incentive awards and any other benefits and perquisites. The Compensation Committee aims to structure executive compensation in a manner that achieves the compensation objectives described above. In approving executive compensation, the Compensation Committee reviews and considers, among other things:

  •
  Our Chairman, President and Chief Executive Officer's recommendations on executive compensation, except for his own compensation;

  •
  Our financial and operating performance, such as our growth in diluted earnings per share and return on equity;

  •
  Competitive pay information of our Peer Group;

  •
  Historical compensation information of each Named Executive Officer; and

  •
  Recommendations and findings of our independent compensation consultant.

Role of Management in Setting Executive Compensation

        Our Chairman, President and Chief Executive Officer, Curtis L. Hage, regularly attends Compensation Committee meetings, but not executive sessions. In 2009, Mr. Hage advised the Compensation Committee regarding, among other things, (i) the general competitiveness of our executive compensation program, (ii) information on our business strategies and risks, financial results and other measures of operational performance, (iii) the findings of a benchmark analysis of our independent compensation consultant, Amalfi Consulting, LLC and (iv) his recommendations on the Named Executive Officers' annual salaries, incentive awards and other benefits and perquisites, other than himself. Mr. Hage did not make any recommendations to the Compensation Committee regarding the form or amount of his compensation in 2009.

        Mr. Posegate, our Executive Vice President, Chief Financial Officer and Treasurer, together with other members of management, also occasionally attend Compensation Committee meetings, but not executive sessions, for informational purposes upon the request of the Compensation Committee.

Role of the Independent Compensation Consultant

        In March 2009, the Compensation Committee engaged Amalfi Consulting, LLC, an independent consulting firm ("Amalfi"), to (i) review our executive compensation program, including to perform a benchmark analysis of the Named Executive Officers' annual base salaries, cash compensation, direct compensation, and total compensation, and (ii) review the 2009 incentive plan goals to ensure they are aligned with the marketplace. The benchmark analysis was performed utilizing the most recent compensation data of 20 publicly traded financial institutions as further described below.

Benchmarking of Executive Compensation

        Amalfi compared our 2009 executive compensation program against the executive compensation program of the following 20 publicly traded financial institutions (our "Peer Group"):

•	Firstbank Corporation	•	First Citizens Banc Corp.
•	First Defiance Financial Corp.	•	First Mid-Illinois Bancshares, Inc.
•	BankFinancial Corporation	•	HopFed Bancorp, Inc.
•	Horizon Bancorp	•	Isabella Bank Corporation
•	Bank of Kentucky Financial Corp.	•	First Business Financial Services, Inc.
•	Hawthorn Bancshares, Inc.	•	Ames National Corporation
•	German American Bancorp, Inc.	•	Pulaski Financial Corp.
•	MutualFirst Financial, Inc.	•	NorthWest Indiana Bancorp
•	Centrue Financial Corporation	•	Indiana Community Bancorp
•	Princeton National Bancorp, Inc.	•	Meta Financial Group, Inc.

        The above Peer Group was selected jointly by Amalfi and the Compensation Committee, primarily based upon the following criteria: assets under management, geographical location and commercial loan portfolio. The Compensation Committee elected not to use the peer group utilized in the Company's performance graph for purposes of benchmarking executive compensation, because the Compensation Committee believed the above companies better reflect the competition we face for executive talent.

Elements of Executive Compensation

        Our 2009 executive compensation program was primarily comprised of the following elements:

  •
  Base salary

  •
  Annual cash incentive award

  •
  Annual long-term incentive award in the form of cash, restricted stock and/or stock appreciation rights

  •
  Severance arrangements

  •
  Retirement benefits

  •
  Employee welfare benefits and other perquisites

        Generally, the Compensation Committee annually reviews each element of compensation individually and considers it collectively with the other elements to ensure each Named Executive Officer's total compensation is consistent with our executive compensation program's objectives.

        Each of the Named Executive Officers has entered into an employment agreement and change-in-control agreement with the Bank as further described below in this Form 10-K.

Base Salary

        Our Named Executive Officers receive a base level of monthly income for the individual expertise, skills, knowledge and experience they offer to our management team. In July 2008, each of the Named Executive Officer's base salary was increased, as follows:

	Base Salary as of June 30, 2008	Base Salary as of July 1, 2008	Percentage increase in Base Salary
Curtis L. Hage Chairman, President and Chief Executive Officer of the Company	$345,690	$359,600	4%
Darrel L. Posegate Executive Vice President, Chief Financial Officer and Treasurer of the Company	$230,000	$239,200	4%
David A. Brown Senior Vice President/Community Banking of the Bank	$149,000	$155,000	4%
Jon M. Gadberry(1) Senior Vice President/Wealth Management of the Bank	$130,000	$135,200	4%
Brent R. Olthoff Senior Vice President/Chief Financial Officer and Treasurer of the Bank	$120,000	$132,000	10%

(1)
Mr. Gadberry joined the Bank in December 2007.

        Except for Mr. Olthoff, each of the Named Executive Officers' received a 4% merit increase in base salary. Mr. Olthoff's base salary was increased 10% based upon market competitiveness and a subjective evaluation of his general performance.

Annual Cash Incentive Awards

        Annual cash incentive awards are made pursuant to the Bank's Short-Term Incentive Plan. The purpose of the Short-Term Incentive Plan is to motivate, reward and retain key executives, including the Named Executive Officers, by providing them competitive compensation opportunities based upon the Company's achievement of pre-established financial goals.

        At the beginning of each fiscal year, the Compensation Committee establishes the financial goals pursuant to which cash incentive awards are made under the Short-Term Incentive Plan, together with the payout ranges for each Named Executive Officer upon the Company's achievement of such financial goals. For 2009, cash incentive awards were based upon the Company's diluted earnings per share and the payout ranges were stated as a percentage of the Named Executive Officer's respective base salary. No cash incentive awards are paid unless the Company achieves a threshold level of performance, which in 2009 was 4% growth in diluted earnings per share. Generally, the cash incentive awards are paid promptly following the Audit Committee's acceptance of the Company's audited financial statements for the applicable fiscal year.

        In calculating diluted earnings per share, the Compensation Committee has discretion to adjust the Company's diluted earnings per share to (i) exclude from the calculation thereof any single, nonrecurring event that resulted in either a 10% increase or decrease on the earnings component of such calculation, and (ii) adjust the calculation thereof as the result of significant or material events. During 2009, the Compensation Committee did not exercise the above discretion.

        The Compensation Committee established the following 2009 payout ranges based upon the Company achieving growth in diluted earnings per share beyond a baseline of $1.45, which was the Company's diluted earnings per share in 2008 (referred to herein as "Diluted EPS"):

        Each of Curtis L. Hage and Darrel L. Posegate could have earned an award of:

  •
  20% of his respective base salary, if growth in Diluted EPS is equal to or greater than 4%;

  •
  50% of his respective base salary, if growth in Diluted EPS is equal to or greater than 7%;

  •
  75% of his respective base salary, if growth in Diluted EPS is equal to or greater than 10%; or

  •
  100% of his respective base salary, if growth in Diluted EPS is equal to 13%.

        Each of David A. Brown, Jon M. Gadberry and Brent R. Olthoff could have earned an award of:

  •
  10% of his respective base salary, if growth in Diluted EPS is equal to or greater than 4%;

  •
  25% of his respective base salary, if growth in Diluted EPS is equal to or greater than 7%;

  •
  37.5% of his respective base salary, if growth in Diluted EPS is equal to or greater than 10%; or

  •
  50% of his respective base salary, if growth in Diluted EPS is equal to 13%.

        Under the Short-Term Incentive Plan, cash incentive awards are interpolated to the extent that actual growth in Diluted EPS falls between designated target levels.

        To the extent the Company's growth in Diluted EPS exceeds 13% for 2009, the Named Executive Officers are further entitled to a portion of a pool of funds equal to 30% of such excess Diluted EPS over 13% (the "Capstone Pool"). For 2009, Messrs. Hage, Posegate, Brown, Gadberry and Olthoff were each eligible to receive 24%, 16%, 11%, 9% and 9%, respectively, of any Capstone Pool. As the Company's growth in Diluted EPS did not exceed 13% in 2009, no Capstone Pool was established.

        "Diluted EPS" was a focus of the Board of Directors and management during 2009, bears a direct relationship to our business plan and is a direct measurement of our underlying profitability. Paying annual cash incentive awards based upon Diluted EPS is meant to align our executives' interests with our stockholders, as well as foster a pay-for-performance culture.

        In setting the above payout ranges and Diluted EPS growth levels, the Compensation Committee considered (i) standards of its Peer Group, and (ii) the capacity to reward favorable performance, when and if achieved. Amalfi advised the Company that the Diluted EPS growth levels were aligned with the marketplace. Additionally, Messrs. Hage and Posegate were eligible to earn a greater cash incentive award than the other Named Executive Officers as a result of their greater roles and responsibilities within the Company and the Bank.

        For 2009, the Company's Diluted EPS was $1.61. The Company's 2009 Diluted EPS of $1.61 is an 11% increase over its 2008 Diluted EPS of $1.45. Accordingly, Messrs. Hage, Posegate, Brown, Gadberry and Olthoff were entitled to a cash incentive award under the Short-Term Incentive Plan equal to 75%, 75%, 37.5%, 37.5% and 37.5%, respectively, of their respective base salary. See the "Summary Compensation Table" set forth below for actual cash incentive awards paid to the Named Executive Officers in 2009 under the Short-Term Incentive Plan.

        In connection with Mr. Gadberry joining the Bank in December 2007, Mr. Gadberry was entitled to, among other things, participate in a cash incentive arrangement based upon achieving certain defined personal performance metrics for fiscal year 2008. Mr. Gadberry's cash incentive arrangement was effective only for fiscal year 2008 and was not effective for fiscal year 2009. Under the terms of Mr. Gadberry's cash incentive arrangement, he received a payment of $18,492 in fiscal year 2009 relating to his performance in fiscal year 2008. As indicated above, for fiscal year 2009, Mr. Gadberry participated in the Short-Term Incentive Plan like the other Named Executive Officers.

Annual Long-Term Incentive Awards

        Annual long-term incentive awards are made pursuant to the Bank's Long-Term Incentive Plan. The purpose of the Long-Term Incentive Plan is to reward key employees, including the Named Executive Officers, for the attainment of long-term goals of the Company. Generally, awards are payable in the form of cash, stock appreciation rights and/or restricted stock. Equity awards granted under the Long-Term Incentive Plan are issued from the pool of shares reserved for issuance under the Company's 2002 Stock Option and Incentive Plan and are governed by the terms of such plan.

        At the beginning of each fiscal year, the Compensation Committee establishes the financial goals pursuant to which incentive awards are made under the Long-Term Incentive Plan, together with the payout ranges for each Named Executive Officer upon the Company's achievement of such financial goals. For 2009, payment of long-term incentive awards was based upon the Company's return on equity and the payout ranges were stated as a percentage of each Named Executive Officer's respective base salary. No long-term incentive awards are paid unless the Company achieves a threshold level of performance, which in 2009 was an 8.5% return on equity. Generally, the long-term incentive awards are awarded promptly following the Audit Committee's acceptance of the Company's audited financial statements for the applicable fiscal year.

        In calculating return on equity, the Compensation Committee may exercise discretion to (i) exclude from the calculation thereof any single, non recurring event that results in either a 10% increase or decrease on the earnings component of such calculation, and (ii) adjust the calculation thereof as the result of significant or material events. During 2009, the Compensation Committee did not exercise the above discretion.

        For 2009, the Compensation Committee determined that incentive awards under the Long-Term Incentive Plan would be allocated:

  •
  50% in the form of restricted stock and 50% in the form of stock appreciation rights settled in our common stock ("SARs") with respect to awards made to Darrel L. Posegate, David A. Brown, Jon M. Gadberry and Brent R. Olthoff; and

  •
  100% in the form of cash with respect to awards made to Curtis L. Hage.

        In determining the allocation of awards between cash, restricted stock and/or SARs, the Compensation Committee considered (i) the appropriate balance between awards for past performance and incentives for future performance, (ii) overall risk of the pay package, and (iii) award sizes in prior years. Except for Mr. Hage, the Named Executive Officer's current holdings of our common stock were not considered. With respect to the Chairman, President and Chief Executive Officer, the Compensation Committee determined that cash awards, in lieu of equity awards, would provide a more appropriate form of incentive compensation in light of Mr. Hage's level of tenure and level of ownership of the Company.

        Generally, restricted stock awards and SARs granted under the Long-Term Incentive Plan vest in one-fourth annual increments, beginning on the first anniversary of their grant date. The vesting schedule was strategically chosen to be competitive and enhance our retention efforts. The exercise price of the stock appreciation rights is equal to the closing sale price of our common stock on the date of grant. The restricted stock awards do not have an exercise price. Dividends are paid on restricted stock awards at the same rate as our common stock. Dividends are not paid on stock appreciation rights.

        For 2009, the Compensation Committee established the following payout ranges based upon the Company achieving a minimum return on equity ("ROE") of 8.5%:

        Each of Curtis L. Hage and Darrel L. Posegate could have earned an award of:

  •
  15% of his respective base salary, if ROE is equal to or greater than 8.5%;

  •
  30% of his respective base salary, if ROE is equal to or greater than 10%;

  •
  45% of his respective base salary, if ROE is equal to or greater than 11.5%;

  •
  60% of his respective base salary, if ROE is equal to or greater than 13%; or

  •
  a maximum bonus of 75% of his respective base salary, if ROE is equal to or greater than 14.5%.

        Each of David A. Brown, Jon M. Gadberry and Brent R. Olthoff could have earned an award of:

  •
  10% of his respective base salary, if ROE is equal to or greater than 8.5%;

  •
  20% of his respective base salary, if ROE is equal to or greater than 10%;

  •
  30% of his respective base salary, if ROE is equal to or greater than 11.5%;

  •
  40% of his respective base salary, if ROE is equal to or greater than 13%; or

  •
  a maximum bonus of 50% of his respective base salary, if ROE is equal to or greater than 14.5%.

        Under the Long-Term Incentive Plan, incentive awards are interpolated to the extent that actual ROE falls between designated target levels.

        "ROE" was a focus of the Board of Directors and management during 2009, bears a direct relationship to our business plan and is a direct measurement of our underlying profitability. Paying long-term incentive awards based upon ROE is meant to align our executives' interests with our stockholders, as well as foster a pay-for-performance culture.

        In setting the above payout ranges and the ROE performance levels, the Compensation Committee considered (i) standards of its Peer Group, and (ii) the capacity to reward favorable performance, when and if achieved. Amalfi advised the Company that the ROE performance levels were aligned with the marketplace. Additionally, Messrs. Hage and Posegate were eligible to earn a greater long-term incentive award than the other Named Executive Officers as a result of their greater roles and responsibilities within the Company and the Bank.

        For 2009, the Company's ROE was 9.73%. Accordingly, Messrs. Hage, Posegate, Brown, Gadberry and Olthoff were each entitled to a long-term incentive award equal to 27%, 27%, 18%, 18% and 18%, respectively, of their respective base salary. See the "Grants of Plan-Based Awards for 2009" table set forth below for actual long-term incentive awards paid in cash to Mr. Hage and in restricted stock and SARs to the other Named Executive Officers in 2009.

Severance Arrangements

        Each of the Named Executive Officers has previously entered into an employment agreement and change-in-control agreement with the Bank. See "Employment Agreements" and "Potential Payments Upon Termination or a Change-in-Control" for a detail discussion of the terms and conditions of these agreements.

Retirement Benefits

        The Bank provides retirement benefits to all of its employees, including the Named Executive Officers, through the following plans:

  •
  HF Financial Corp. Pension Plan, a defined benefit pension plan (the "Pension Plan");

  •
  HF Financial Corp. Employee Stock Ownership Plan (the "ESOP"); and

  •
  HF Financial Corp. 401(k) Plan (the "401(k) Plan").

        In addition to the above, Messrs. Hage and Posegate receive contributions under the HF Financial Corp. Excess Pension Plan, an unfunded non-qualified excess pension plan (the "Excess Pension Plan"). The Bank and Mr. Hage have also previously entered into an Amended and Restated Deferred Compensation Agreement (the "Deferred Compensation Agreement"). As of June 30, 2008, we are no longer granting shares of our common stock to any Bank employees under the ESOP.

        The above plans, as well as the Deferred Compensation Agreement, are designed in combination to provide an appropriate level of replacement income upon retirement. Further discussion of these plans and the Deferred Compensation Agreement is set forth below in this Form 10-K.

Employee Welfare Benefits and Other Perquisites

        The Named Executive Officers are eligible to participate in the Bank's flexible benefits plans, which are generally available to all Bank employees. Under these plans, all employees are entitled to medical, dental, life insurance and long-term disability coverage. Additionally, all of the Bank employees are entitled to vacation, sick leave and other paid holidays. The Compensation Committee believes that the Company's commitment to provide the employee benefits summarized above recognizes that the health and well-being of our employees contribute directly to a productive and successful work life that enhances results for the Company and its stockholders.

        In addition to the employee welfare benefits discussed above, the Named Executive Officers receive the following perquisites:

  •
  401(k) matching contributions

  •
  Country club dues

  •
  Travel reimbursement for spouses to attend certain events

  •
  Parking

        The Compensation Committee has determined to offer the above-described perquisites in order to attract and retain the Named Executive Officers by offering compensation opportunities that are competitive with our Peer Group. The Compensation Committee believes these benefits and perquisites provide a more tangible incentive than an equivalent amount of cash compensation. In determining total compensation payable to the Named Executive Officers in 2009, the Compensation Committee considered these benefits and perquisites. However, as these benefits and perquisites represent a relatively insignificant portion of the Named Executive Officers' total compensation, they did not materially influence the Compensation Committee's decision in setting such executive's total compensation.

        See the "Summary Compensation Table" set forth below for a description of the benefits and perquisites received by the Named Executive Officers in 2009.

Impact of Participation in the U.S. Treasury's Capital Purchase Program

        On November 21, 2008, we entered into a purchase agreement with the Treasury pursuant to the Capital Purchase Program (the "CPP"), established under the Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act (the "EESA"), pursuant to which we agreed to issue and sell (i) 25,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the "Preferred Stock"), and (ii) a warrant to purchase up to 302,419 shares of our common stock, par value $0.01 per share, at an initial exercise price of $12.40 per share (the "Warrant"), for an aggregate purchase price of $25 million in cash.

        As a result of our participation in the CPP, we agreed to adopt certain standards for executive compensation and corporate governance for as long as the Treasury owns any of our equity securities issued in connection with the CPP, including the Preferred Stock (the "TARP Assistance Period"). Specifically, we were required to, among other things:

  •
  Ensure that our incentive compensation does not encourage our Named Executive Officers to take unnecessary and excessive risks;

  •
  Recover or "clawback" any bonus or incentive compensation paid to our Named Executive Officers based on materially inaccurate earnings statements or similar criteria;

  •
  Prohibit any "golden parachute payments" to our Named Executive Officers; and

  •
  Agree not to deduct for tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of our Named Executive Officers.

        As a condition of the Company participating in the CPP, certain of our executive officers entered into a letter agreement and waiver agreeing to comply with certain restrictions on executive compensation, including one or more of the restrictions summarized immediately above. Forms of the letter agreement and waiver are attached as Exhibits 10.2 and 10.3 to the Company's Current Report on Form 8-K filed with the SEC on November 21, 2008.

        In accordance with the requirements of the CPP, the Compensation Committee conducted a risk review within 90 days of the Treasury's purchase of the Preferred Stock. This risk review required the Compensation Committee to review all bonus and incentive compensation arrangements with the Named Executive Officers to ensure that such compensation arrangements do not encourage the Named Executive Officers to take unnecessary and excessive risks that threaten the value of the Company. In addition, during the TARP Assistance Period, the EESA requires the Compensation Committee to meet at least annually with the Company's senior risk officers, or other personnel that act in a similar capacity, to review the relationship between the Company's risk management policies and the Named Executive Officers' incentive arrangements. Following each such review, the Compensation Committee must certify in the Company's annual proxy statement that it has completed this annual review and state that it has made reasonable efforts to ensure that such compensation does not encourage the Named Executive Officers to take unnecessary and excessive risks that threaten the value of the Company. The Compensation Committee has conducted such review and determined that the Company's bonus and incentive compensation arrangements with the Named Executive Officers do not encourage the Named Executive Officers to engage in unnecessary or excessive risk-taking. The Compensation Committee's certification is included in the Personnel, Compensation and Benefits Committee Report set forth below.

        On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was enacted as part of the economic stimulus or economic recovery package. The ARRA retroactively amended the executive compensation and corporate governance standards of the EESA. The ARRA executive compensation and corporate governance standards are in effect during the period in which any obligation from financial assistance provided under TARP remains outstanding, but are not in effect during any period in which the Treasury only holds a warrant to purchase common stock.

        On June 3, 2009, we entered into a Repurchase Letter Agreement with the Treasury pursuant to which we completed the repurchase of our Preferred Stock from the Treasury. The repurchase price of the Preferred Stock was $25 million, plus a final accrued dividend of $62,500. On June 30, 2009, we entered into a Warrant Repurchase Letter Agreement with the Treasury pursuant to which we repurchased our Warrant from the Treasury for a purchase price of $650,000.

Tax Considerations

        Generally, section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation the Company may deduct for federal income tax purposes in any one year with respect to the Company's covered employees. However, compensation that is "performance-based," which is compensation that is paid pursuant to pre-established objective performance goals that are based on criteria approved by the stockholders and is determined and administered by the Compensation Committee according to related regulations, is excluded from this $1,000,000 limitation and is deductible by the Company.

        Notwithstanding the above, the deductibility of executive compensation paid by the Company is limited under the provisions of the CPP and the EESA described above. As part of its participation in the CPP, the Company agreed to be subject to amendments to Section 162(m) that limit the deductibility of all compensation, including performance based compensation, to $500,000 per executive with respect to any taxable year during which the Treasury retains its CPP investment in the Company. The application of the $500,000 limitation is allowed on a pro rata basis with respect to calendar years during which the Treasury held its investment for less than the full year, as was the case in fiscal 2009 when the investment was held by the Treasury from November 21, 2008 to June 3, 2009. Accordingly, all of the compensation paid to the Named Executive Officers in 2009 was deductible by the Company, except for $67,800 paid to Curtis L. Hage.

Equity Grant Practices

        The Compensation Committee has approved, or recommended to the Board of Directors for approval, all grants of equity compensation to the Named Executive Officers. The Company does not have a formal policy on timing of equity grants in connection with the release of material non-public information to affect the value of compensation. In the event that material non-public information becomes known to the Compensation Committee prior to granting equity awards, the Compensation Committee will take the existence of such information under advisement and make an assessment in its business judgment whether to delay the grant of the equity award in order to avoid any impropriety.

Executive Compensation in 2009

        In July 2009, one or more of the Named Executive Officer's base salary was adjusted as follows:

	Base Salary as of June 30, 2009	Base Salary as of July 1, 2009
Curtis L. Hage	$359,600	$359,600
Darrel L. Posegate	$239,200	$239,200
David A. Brown	$155,000	$160,000
Jon M. Gadberry	$135,200	$140,000
Brent R. Olthoff	$132,000	$140,000

Personnel, Compensation and Benefits Committee Report

        The Personnel, Compensation and Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Personnel, Compensation and Benefits Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

        The Personnel, Compensation and Benefits Committee certifies that it has reviewed with the Company's senior risk officer the Company's incentive compensation arrangements with the Named Executive Officers and has made reasonable efforts to ensure that such incentive compensation arrangements do not encourage the Named Executive Officers to take unnecessary and excessive risks that threaten the value of the Company.

HF Financial Inc. Personnel, Compensation and Benefits Committee

2009 Members

William G. Pederson (Chair)
Charles T. Day
Christine E. Hamilton
Thomas L. Van Wyhe

EXECUTIVE COMPENSATION

        The following table summarizes total compensation paid or earned by our Named Executive Officers who served in such capacities during 2009, 2008 and 2007.

        Based on the fair value of incentive equity awards granted to the Named Executive Officers in 2009, (i) the base salaries of our Named Executive Officers for 2009 accounted for approximately 36%, 42%, 52%, 52%, and 63%, of the total compensation of Messrs. Hage, Posegate, Brown, Gadberry and Olthoff, respectively, and (ii) cash incentive awards paid to our Named Executive Officers under the Short-Term Incentive Plan (and also paid to Mr. Hage under the Long-Term Incentive Plan) for 2009 accounted for approximately 37%, 32%, 20%, 27%, and 24%, of the total compensation of Messrs. Hage, Posegate, Brown, Gadberry and Olthoff, respectively.

Summary Compensation Table for 2009, 2008 and 2007

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Option/SAR Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Curtis L. Hage,	2009	359,600	0	134,099	0	366,792	42,631	84,075	987,197
Chairman, President and Chief	2008	345,690	0	151,230	0	542,171	127,436	55,539	1,222,066
Executive Officer of the	2007	334,000	0	160,178	8,759	282,100	69,098	34,006	888,141
Corporation
Darrel L. Posegate,	2009	239,200	0	77,723	10,631	179,400	29,541	28,600	565,095
Executive Vice President,	2008	230,000	0	81,891	6,033	394,336	16,485	22,368	751,113
Chief Financial Officer	2007	204,230	0	81,383	6,588	178,544	14,429	21,222	506,396
and Treasurer of the
Corporation
David A. Brown,	2009	155,000	0	42,944	4,384	58,125	17,739	17,077	295,269
Senior Vice President/	2008	149,000	0	46,696	2,653	191,065	16,887	19,292	425,593
Community Banking of	2007	144,000	0	49,210	3,465	76,300	11,339	17,457	301,771
the Bank
Jon M. Gadberry,	2009	135,200	20,000	2,188	0	69,192	13,768	18,433	258,781
Senior Vice President/
Wealth Management of
the Bank(6)
Brent R. Olthoff,	2009	132,000	0	1,731	1,731	49,500	14,160	8,770	207,892
Senior Vice President/	2008	120,000	0	225	224	191,065	7,963	7,088	326,565
Chief Financial Officer of	2007	23,077	0	0	0	12,717	0	415	36,209
the Bank

(1)
Reflects the second installment of Mr. Gadberry's signing bonus that was paid in fiscal year 2009. See "Employment Agreements" set forth below in this Form 10-K for further discussion of Mr. Gadberry's signing bonus.

(2)
Reflects the compensation expense recognized for restricted stock, stock options and stock appreciation rights granted in 2003 through 2009, as applicable, by the Company for financial statement reporting purposes during 2009, 2008 and 2007 in accordance with FAS 123R, except no assumptions for forfeitures were included. For additional information, refer to Note 16 of "Notes to Consolidated Financial Statements" in this Form 10-K. See the "Grants of Plan-Based Awards in Fiscal 2009" table for information on awards made in 2009. These grants were made under the Corporation's Long-Term Incentive Plan.

(3)
For 2009, reflects the cash incentive awards to (i) Mr. Hage under the Long-Term Incentive Plan and Short-Term Incentive Plan of $97,092 and $269,700, respectively, (ii) Mr. Gadberry under his cash incentive arrangement (which was earned in fiscal year 2008, but not paid until fiscal year 2009) and the Short-Term Incentive Plan for fiscal year 2009 of $18,492 and $50,700, respectively, and (iii) the other Named Executive Officers under the Short-Term Incentive Plan. Mr. Hage was the only Named Executive Officer that received a cash incentive award under the Long-Term Incentive Plan in 2009. See "Employment Agreements" set forth below in this Form 10-K for further discussion of Mr. Gadberry's cash incentive arrangement.

  For 2008, reflects the cash incentive awards to (i) Mr. Hage under the Long-Term Incentive Plan and Short-Term Incentive Plan of $47,256 and $494,915, respectively, and (ii) the other Named Executive Officers under the Short-Term Incentive Plan. Mr. Hage was the only Named Executive Officer that received a cash incentive award under the Long-Term Incentive Plan in 2008.

  For 2007, reflects the cash incentive awards to (i) Mr. Hage under the Long-Term Incentive Plan and Short-Term Incentive Plan of $43,400 and $238,700, respectively, and (ii) the other Named Executive Officers under the Short-Term Incentive Plan. Mr. Hage was the only Named Executive Officer that received a cash incentive award under the Long-Term Incentive Plan in 2007.

(4)
Reflects (i) the net increase in the actuarial present value of the Named Executive Officers' accumulated benefits under the Company's Pension Plan and Excess Pension Plan, as applicable, and (ii) above-market interest (interest in excess of 120% of the federal long-term rate) on deferred compensation of Mr. Hage under his Deferred Compensation Agreement. The amounts attributed to items (i) and (ii) are set forth immediately below:

		Increase in Actuarial Present Value of Pension Benefits
				Above Market Interest on Deferred Compensation ($)
Name		Pension Plan ($)	Excess Pension Plan ($)
Curtis L. Hage	2009	37,668	4,963	0
	2008	132,925	(7,748)	2,259
	2007	49,172	18,350	1,576
Darrel L. Posegate	2009	17,343	12,198	0
	2008	16,485	0	0
	2007	14,429	0	0
David A. Brown	2009	17,739	0	0
	2008	16,887	0	0
	2007	11,339	0	0
Jon M. Gadberry(6)	2009	13,768	0	0
Brent R. Olthoff	2009	14,160	0	0
	2008	7,963	0	0
	2007	0	0	0
(5)
Set forth below is a detail summary of the amounts included under the "All Other Compensation" column for 2009:

All Other Compensation for 2009(A)

Name	401k Plan Matching Contribution ($)	Pension Plan Contribution ($)(B)	Country Club Dues ($)	Travel Reimbursement ($)(C)	Parking ($)	Tax Gross Up ($)(D)	Total Other Compensation ($)
Curtis L. Hage	4,200	71,543	5,878	1,764	690	0	84,075
Darrel L. Posegate	4,300	18,422	5,878	0	0	0	28,600
David A. Brown	5,515	4,544	5,680	1,338	0	0	17,077
Jon M. Gadberry	4,611	4,126	0	0	0	9,696	18,433
Brent R. Olthoff	4,935	3,835	0	0	0	0	8,770

    (A)
    All amounts reported are based upon the Company's direct costs in providing the listed perquisites.

    (B)
    For Mr. Hage, includes contributions to the Pension Plan and Excess Pension Plan of $47,127 and $24,416, respectively. Mr. Posegate, includes contributions to the Pension Plan and Excess Pension Plan of $6,091 and $12,331, respectively. No other Named Executive Officers received contributions to the Excess Pension Plan in 2009. For Messrs. Brown, Gadberry and Olthoff includes contributions to the Pension Plan.

    (C)
    The Bank reimburses travel expenses for a spouse to attend special events if attendance at the event is considered to have a business purpose or is important to the success the event.

    (D)
    Reflects the tax gross up on the second installment of Mr. Gadberry's signing bonus.

(6)
Mr. Gadberry joined the Bank in December 2007.

Employment Agreements

        The Company, through its wholly owned subsidiary, the Bank, and each of the Named Executive Officers have previously entered into Amended and Restated Employment Agreements and Amended and Restated Change-in-Control Agreements. Each of the employment agreements has a current term of one year, which automatically renews on July 1 for an additional year unless, on or before December 31 of the previous year in the case of Mr. Hage, or March 31 of the previous year in the case of the other Named Executive Officers, either the Bank or the executive officer elects to terminate the employment agreement. In the event an executive officer terminates his employment agreement, his respective change-in-control agreement will also terminate.

        Under the employment agreements, Messrs. Hage, Posegate, Brown, Gadberry and Olthoff are each guaranteed a base salary of no less than $359,600, $239,200, $155,000, $135,200 and $132,000, respectively, which may be subsequently increased as determined appropriately by the Compensation Committee. In addition to the base salary, under the employment agreements each executive officer is entitled to:

  •
  participate in the Bank's executive incentive plans, and

  •
  all other benefits generally made available to the Bank's other employees (including, but not limited term life insurance, medical, dental and disability coverage, paid personal time off and certain retirement benefits).

        Under the terms of the employment agreements, the Bank has the right to immediately terminate each Named Executive Officer for "cause" (as defined below). Additionally, the Bank may, in its reasonable discretion, terminate each executive officer (without prior notice) if he is absent from work for a period of time or in a manner that materially affects the functioning of the Bank or the executive officer's direct or indirect reports; provided, however, that the Bank may not terminate Mr. Hage for absence resulting from approved/excused extended vacation, leave of absence or temporary relocation. Either the Bank or the executive officer may terminate his employment agreement at any time upon 60 days written notice. Additionally, each executive officer's employment under his employment agreement automatically terminates upon his death. For a detailed description of the severance provisions contained in the Named Executive Officers' employment agreement, please refer to "Potential Payments Upon Termination or a Change-In-Control" set forth below.

        In connection with Mr. Gadberry joining the Bank in December 2007, Mr. Gadberry received an offer letter for employment as Senior Vice President/Wealth Management of the Bank. Pursuant to the terms of this offer letter, Mr. Gadberry was entitled to, among other things, (i) receive an annual base salary of $130,000, (ii) a signing bonus of $30,000 (grossed up for taxes due), payable in two installments with the first installment of $10,000 being paid in fiscal year 2008 and the second installment of $20,000 being paid in fiscal year 2009, (iii) a grant of $10,500 of restricted stock, (iv) participate in a cash incentive arrangement for the remainder of fiscal year 2008, which is based upon meeting certain defined personal performance metrics, (v) commence participating in the Short-Term Incentive Plan and Long-Term Incentive Plan in fiscal year 2009, (vi) reimbursement of annual membership fees of one country club, as well as reimbursement for business expenses associated with the use of the country club, (vii) participate in the Pension Plan and 401(k) Plan, and (viii) participate in the Bank's flexible benefit plans.

        Mr. Gadberry's offer letter was superseded by his Amended and Restated Employment Agreement and Amended and Restated Change-in-Control Agreement, the terms of which are further described below.

Grants of Plan-Based Awards for 2009

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Possible Payouts Under Equity Incentive Plan Awards(3)
									Grant Date Fair Value of Stock and SAR Awards ($)(4)
Name	Award Type (1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(l)
Curtis L. Hage
S-T Incentive Plan	Cash	8/21/08	71,920	179,800	—
L-T Incentive Plan	Cash	8/21/08	53,940	107,880	269,700
Darrel L. Posegate
S-T Incentive Plan	Cash	8/21/08	47,840	119,600	—
L-T Incentive Plan	RS	8/21/08				1,438	2,875	7,188	89,706
L-T Incentive Plan	SAR	8/21/08				10,251	20,503	51,257	89,700
David A. Brown
S-T Incentive Plan	Cash	8/21/08	15,500	38,750	—
L-T Incentive Plan	RS	8/21/08				621	1,242	3,105	38,750
L-T Incentive Plan	SAR	8/21/08				4,429	8,857	22,143	38,750
Jon M. Gadberry
S-T Incentive Plan	Cash	8/21/08	13,520	33,800	—
L-T Incentive Plan	RS	8/21/08				542	1,083	2,708	33,796
L-T Incentive Plan	SAR	8/21/08				3,863	7,726	19,314	33,800
Brent R. Olthoff
S-T Incentive Plan	Cash	8/21/08	13,200	33,000	—
L-T Incentive Plan	RS	8/21/08				529	1,058	2,644	32,997
L-T Incentive Plan	SAR	8/21/08				3,771	7,543	18,857	33,000

(1)
Award type:
Cash = cash incentive award
RS = restricted stock award
SAR = stock appreciation right settled in our common stock

(2)
Reflects (i) the range of annual cash incentive awards payable to all Named Executive Officers under the Bank's Short-Term Incentive Plan (the "S-T Incentive Plan") for 2009, and (ii) the range of the annual long-term incentive award payable in cash to Mr. Hage under the Bank's Long-Term Incentive Plan (the "L-T Incentive Plan") for 2009.

  As further discussed in the Compensation Discussion and Analysis ("CD&A") section of this Form 10-K, under the S-T Incentive Plan, the Named Executive Officers may earn cash incentive awards upon the Company achieving certain growth in diluted earnings per share ("Diluted EPS"). The payout ranges of the cash incentive award are stated as a percentage of the Named Executive Officer's respective base salary. In 2009, the Company had to achieve a minimum threshold of 4% growth in Diluted EPS for any cash incentive awards to be paid to the Named Executive Officers. To the extent the Company's growth in Diluted EPS exceeds 13% in 2009, the Named Executive Officers are further entitled to a portion of a pool of funds equal to 30% of such excess Diluted EPS over 13%. Thus, there is no maximum payout under the S-T Incentive Plan. The amounts reflected in the "Target" column for the S-T Incentive Plan awards are based upon the Company achieving 7% growth in Diluted EPS for 2009. Under the S-T Incentive Plan, Messrs. Hage, Posegate, Brown, Gadberry and Olthoff each received actual cash incentive awards of $269,700, $179,400, $58,125, $50,700 and $49,500, respectively, as further reflected in the "Non-Equity Incentive Plan Compensation" column of the above "Summary Compensation Table."

(3)
Reflects the range of restricted stock awards and stock appreciation rights payable to all of the Named Executive Officers, except for Mr. Hage, under the L-T Incentive Plan in 2009. As further discussed in the CD&A section of this Form 10-K, the Named Executive Officers may earn long-term incentive awards in the form of cash, restricted stock and/or stock appreciation rights upon the Company achieving certain return on equity goals. The payout ranges of the long-term incentive awards are stated as a percentage of the Named Executive Officer's respective base salary. In 2009, the Company had to achieve a minimum threshold of 8.5% return on equity for any long-term incentive awards to be paid to the Named Executive Officers, with the maximum threshold being 14.5% return on equity. The amounts reflected in the "Target" column for the L-T Incentive Plan awards are based upon the Company achieving a return on equity of 10% for 2009. Under the L-T Incentive Plan, (i) Mr. Hage's incentive award is paid in cash as further discussed in footnote 2 above, and (ii) Messrs. Posegate, Brown, Gadberry and Olthoff incentive award is paid 50% in restricted stock and 50% in stock appreciation rights settled in our common stock.

  Under the L-T Incentive Plan, (i) Mr. Hage received a cash award of $97,092, and (ii) Messrs. Posegate, Brown, Gadberry and Olthoff each received restricted stock awards of 2,588, 1,118, 975 and 952 shares, respectively, and 18,453, 7,971, 6,953 and 6,789 stock appreciation rights, respectively. These awards vest in 25% increments annually beginning on the first anniversary of their grant date. The exercise price of the stock appreciation rights is equal to the closing sale price of our common stock on the date of grant, which was $12.48. The restricted stock awards do not have an exercise price. Dividends are paid on restricted stock awards at the same rate as our common stock. Dividends are not paid on stock appreciation rights.

(4)
Represents the aggregate grant date fair value computed in accordance with FAS 123R, except no assumptions for forfeitures were included, based upon the number of shares of restricted stock and stock appreciation rights, as applicable, that could be granted assuming the Company achieved maximum performance under the L-T Incentive Plan. However, in 2009, the Company did not achieve maximum performance under the L-T Incentive Plan. Based on actual performance in 2009, the aggregate grant date fair value (computed in accordance with FAS 123R, excluding assumptions for forfeitures) of (i) the restricted stock award to Messrs. Posegate, Brown, Gadberry and Olthoff was $32,298, $13,952, $12,168 and $11,881, respectively, and (ii) the stock appreciation rights award to Messrs. Posegate, Brown, Gadberry and Olthoff was $32,293, $13,949, $12,168 and $11,881, respectively.

Outstanding Equity Awards at Fiscal Year-End, June 30, 2009

		Option/SAR Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable		Option/SAR Exercise Price ($)	Option/SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
(a)		(b)	(c)		(e)	(f)	(g)		(h)
Curtis L. Hage	9/11/01	12,355	0		10.33	9/11/2011
	9/11/02	13,667	0		9.92	9/11/2012
	9/10/03	6,354	0		14.75	9/10/2013
	9/8/04	16,665	0		14.88	9/8/2014	5,556	(6)	65,672
	9/26/05	0	0				15,705	(7)	185,633
Darrel L. Posegate	9/8/04	2,777	0		14.88	9/8/2014	2,778	(6)	32,836
	9/26/05	0	0				7,853	(7)	92,822
	9/13/06	1,704	1,706	(3)	16.00	9/13/2016	332	(3)	3,924
	9/12/07	1,428	4,287	(4)	16.10	9/12/2017	756	(4)	8,936
	9/10/08	0	9,139	(5)	14.71	9/10/2018	1,280	(5)	15,130
David A. Brown	9/13/00	3,972	0		7.75	9/13/2010
	9/11/01	3,539	0		10.33	9/11/2011
	9/11/02	3,934	0		9.92	9/11/2012
	9/10/03	1,849	0		14.75	9/10/2013
	9/8/04	4,514	0		14.88	9/8/2014	1,505	(6)	17,789
	9/26/05	0	0				4,673	(7)	55,235
	9/13/06	842	844	(3)	16.00	9/13/2016	164	(3)	1,938
	9/12/07	567	1,701	(4)	16.10	9/12/2017	300	(4)	3,546
	9/10/08	0	3,409	(5)	14.71	9/10/2018	477	(5)	5,638
Jon M. Gadberry	9/10/08	0	0				714	(5)	8,439
Brent Olthoff	9/12/07	93	285	(4)	16.10	9/12/2017	51	(4)	603
	9/10/08	0	3,409	(5)	14.71	9/10/2018	477	(5)	5,638

(1)
Stock options and stock appreciation rights settled in our common stock are included in these columns.

(2)
Market value of the unvested restricted stock is based upon the closing market price of our common stock on June 30, 2009 of $11.82, which was the last business day of the 2009 fiscal year.

(3)
The award vests 25% on 9/13/2009 and 25% on 9/13/2010.

(4)
The award vests 25% on 9/12/2009, 25% on 9/12/2010, and 25% on 9/12/2011.

(5)
The award vests 25% on 9/10/2009, 25% on 9/10/2010, 25% on 9/10/2011 and 25% on 9/10/2012.

(6)
The award vests 33 1/3% on 9/8/2009.

(7)
The award vests 33 1/3% on 9/26/2009, and 33 1/3% on 9/26/2010.

Option Exercises and Stock Vested in 2009

	Option Awards(1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
(a)	(b)	(c)	(d)	(e)
Curtis L. Hage	41,455	169,841	14,995	214,192
Darrel L. Posegate	0	0	7,937	113,862
David A. Brown	0	0	4,487	64,258
Jon M. Gadberry	0	0	0	0
Brent R. Olthoff	0	0	16	247

(1)
These columns reflect only the exercise of stock options by the Named Executive Officers. In 2009, none of the Named Executive Officers exercised any stock appreciation rights.

(2)
The value realized on exercise of stock options is based upon the difference between the market price of our common stock on the date of exercise and the exercise price of the stock options.

(3)
The value realized on vesting of the restricted stock is based upon the market price of our common stock on the applicable vesting date.

        The following table shows the actuarial present value of accumulated benefits payable to each of our Named Executive Officers under the Company's Pension Plan and Excess Pension Plan determined in accordance with the valuation method and assumptions described in Note 14 of "Notes to Consolidated Financial Statements" of this Form 10-K.

2009 Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Curtis L. Hage	HF Financial Corp. Pension Plan	38	945,987	0
	HF Financial Corp. Excess Pension Plan	15	74,517	0
Darrel L. Posegate	HF Financial Corp. Pension Plan	8	95,743	0
	HF Financial Corp. Excess Pension Plan	8	12,198
David A. Brown	HF Financial Corp. Pension Plan	10	104,890	0
Jon M. Gadberry	HF Financial Corp. Pension Plan	1	13,768	0
Brent R. Olthoff	HF Financial Corp. Pension Plan	2	22,123	0

        In order to attract and retain employees and to assist employees in preparing financially for retirement, the Compensation Committee believes that it is important to provide the Bank's employees, including the Named Executive Officers, with the opportunity to maintain a portion of their respective incomes following retirement. Along with other eligible employees, the Named Executive Officers participate in a defined benefit pension program and a retirement savings plan, which consists of an employee stock ownership plan and 401(k) plan. Certain of the Named Executive Officers are also eligible to participate in an unfunded non-qualified excess pension plan. The purpose of the excess pension plan is to restore benefits that otherwise would be payable under the pension plan if not for Internal Revenue Service limits on compensation and benefits applicable to tax-qualified plans.

        Defined Benefit Pension Plan.    The Company sponsors a defined benefit pension plan for its employees. An employee is eligible to participate in the pension plan upon the completion of one year of service and upon reaching the age of 21. That participation is retroactive to the previous July 1. A participant must complete three years of service before such participant earns a vested interest in accrued retirement benefits, at which time the participant is 100% vested. A participant will also be 100% vested if employment ends due to death or disability. The pension plan is funded solely through contributions made by the Company. It is anticipated that this obligation will be funded through the Company's future earnings.

        A participant is eligible for an early retirement benefit upon the attainment of age 62, provided such participant has participated in the pension plan for a minimum of five years. Currently, Mr. Hage is the only Named Executive Officer eligible for early retirement under the pension plan. The monthly benefit payable at early retirement is the actuarial equivalent of the participant's accrued monthly benefit at age 65. If a participant continues to work beyond age 65, the participant is entitled to the greater of:

  •
  such participant's benefit taking into account all service and compensation through the actual retirement date; or

  •
  the actuarial equivalent of the benefit that would have been payable had the participant retired on the normal retirement date.

        The pension plan computes benefits using a cash balance pension formula with a hypothetical account maintained separately for each participant, with such account credited annually for contributions and earnings. Each year an employer contribution equal to 6% of the participant's compensation for the plan year is allocated to that participant's account. Compensation includes, but is not limited to, wages, commissions, bonuses, overtime, and any amount a participant elects to defer under a salary reduction agreement. Compensation does not include employer contributions to employer-sponsored retirement plans or welfare plans such as life and health insurance plans, nor does it include vested stock options or SARs granted to the participant or stock awarded to the participant in the course of the participant's employment. Investment returns are credited to account balances as of the first day of each plan year for the upcoming plan year in an amount equal to the average daily rates of return for 30 year U.S. Treasury bond during the previous February. Normal retirement age is 65 with five years of service and early retirement age is 62 with five years of service.

        The normal retirement benefit is a monthly annuity based on a participant's hypothetical account balance as of benefit commencement. A participant may elect, at the time of retirement, several optional forms of benefits which are the actuarial equivalent of the normal form, such as the joint and survivor benefits for married participants or an actuarially equivalent lump sum payment. A married participant must receive a joint and 50% survivor annuity unless the participants' spouse consents to a different form of benefit.

        Excess Pension Plan for Executive Officers.    The Company also sponsors an unfunded, non-qualified excess pension plan for certain executive officers. Any executive officer of the Company or an affiliated organization selected by the Board of Directors is eligible to participate in the excess benefit plan effective as of the first day of the plan year or calendar year following his initial year of selection by the Board. Executives remain eligible to participate in the excess pension plan with respect to each subsequent plan year unless removed as an eligible executive with respect to a plan year by the Board of Directors. Currently, Messrs. Hage, Posegate, Brown and Olthoff are participants in the excess pension plan.

        The Company contributes benefits to the excess pension plan on behalf of its participants on an annual basis as follows:

  •
  if a participant was an executive as of June 30, 1999, the Company will contribute benefits in an amount equal to the difference between the annual benefit accruals actually credited to the participant under the pension plan under its current cash balance formula, and the amount that would have been credited to the participant under the pension plan under the benefit formula in effect prior to July 1, 1999;

  •
  benefits in an amount equal to the amount of the annual benefit accrual under the pension plan that would otherwise be denied by reason of limitations imposed under the Internal Revenue Code; and

  •
  the Company may, but is not required to, contribute benefits in any amount for the plan year, as such amount is determined by the Board of Directors.

        Currently, only Messrs. Hage and Posegate have received contributions under the excess pension plan. The excess pension plan also allows participants to make contributions to the excess pension plan in the form of deferred payments of up to 100% of the participant's base salary and up to 100% of the participant's cash incentive awards and bonuses based on the financial performance of the Company. No such deferrals have been made to date.

        A participant is always 100% vested in his deferral contributions to the excess pension plan. With respect to the benefits contributed by the Company on behalf of the participant, the participant must complete five years of service before such participant earns a vested interest in such benefits, at which time the participant is 100% vested. A participant will also be 100% vested if such participant dies or if there is a change in control of the Company. Benefits under the excess pension plan will be paid on the first day of the month following the six-month anniversary of the participant's termination of employment. Benefits payable by reason of a change in control will be paid on the thirtieth day following a change of control, and benefits payable by reason of a participant's death will be paid to his beneficiary on the sixtieth day following the participant's death. Benefits will be paid in a single lump sum payment. However, a participant may apply to receive distribution of any vested portion of his benefits prior to his termination of employment in the event of certain unforeseen emergencies.

        For information regarding the amounts contributed to the pension plan and excess pension plan accounts of the Named Executive Officers by the Company in fiscal 2009, see the "Summary Compensation Table" set forth above.

Nonqualified Deferred Compensation for 2009

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)
Curtis L. Hage	34,616	0	35,911	0	586,747
Darrel L. Posegate	0	0	0	0	0
David A. Brown	0	0	0	0	0
Jon M. Gadberry	0	0	0	0	0
Brent R. Olthoff	0	0	0	0	0

(1)
Represents Mr. Hage's contributions pursuant to the terms of his Amended and Restated Deferred Compensation Agreement, dated December 31, 2008, all of which was reported in the "salary" column of the "Summary Compensation Table" included in this Form 10-K for 2009.

(2)
Represents aggregate earnings on Mr. Hage's deferral account balance, none of which was reported in the "Change in Pension Value and Non-qualified Deferred Compensation Earnings" column of the "Summary Compensation Table" included in this Form 10-K as above-market interest (interest in excess of 120% of the federal long-term rate) for Mr. Hage for 2009.

(3)
This column includes deferred compensation earned in earlier years which was disclosed in the Summary Compensation Table as follows: Mr. Hage, $34,616 in 2009, $37,388 in 2008 and $36,000 in 2007.

        Deferred Compensation Agreement.    The Bank and Mr. Hage have previously entered into an Amended and Restated Deferred Compensation Agreement. Pursuant to the Deferred Compensation Agreement, Mr. Hage may elect to defer an amount of his total annual base salary, which amount may be modified by his filing a subsequent signed election form, which modification (subject to certain unforeseeable emergency exceptions) is not effective until the beginning of the following calendar year. Interest on the deferred compensation will be credited and compounded on a monthly basis to a deferral account. The Deferred Compensation Agreement provides that the annual rate of interest becomes effective each plan year and equals The Wall Street Journal prime rate plus one percent on the first business day of the plan year. Mr. Hage's deferral account balance accrued interest at an average annual rate of 6.25% during 2009.

        Pursuant to the Deferred Compensation Agreement with Mr. Hage, the Bank will pay Mr. Hage the deferral account balance in a lump sum on the first day of the month following the six month anniversary of Mr. Hage's termination if Mr. Hage terminates his employment under the following circumstances:

  •
  on or after the normal retirement date for reasons other than death,

  •
  before the normal retirement date, for reasons other than death, change of control or disability, or

  •
  before the normal retirement date for disability.

The normal retirement date is when the executive attains age 65.

        Upon a change in control while Mr. Hage is in the active employ of the Bank, the Bank will pay to Mr. Hage the deferral account balance in a lump sum within 60 days after the change in control. The Bank will also distribute all or a portion of the deferred account balance upon the Bank's determination that Mr. Hage has suffered an unforeseeable emergency.

        If Mr. Hage's employment is terminated due to death while he is in the active service of the Bank, the Bank will pay to Mr. Hage's beneficiary the greater of:

  •
  the deferral account balance at the date of the termination due to death, or

  •
  the projected benefit, which will mean the balance that would have accumulated in the Mr. Hage's deferral account at the normal retirement date, assuming that Mr. Hage: (i) continued to receive compensation at the same rate, (ii) continued to defer compensation at the same rate and (iii) survived to the normal retirement date.

        The Bank will pay the death benefit to Mr. Hage's beneficiary in a lump sum on the sixtieth day after Mr. Hage's death.

        In the event that Mr. Hage is terminated for "cause," as determined in accordance with his employment agreement, the Bank will not pay any benefit attributable to interest credited to the deferral account.

Potential Payments Upon Termination or a Change-in-Control

        Employment Agreements.    The Company, through its wholly owned subsidiary, the Bank, has previously entered into employment agreements with each of the Named Executive Officers. Under such agreements, executive officers are entitled to certain severance upon termination without "cause," disability and death.

        If the executive officer is terminated for "cause" by the Bank, the Bank will pay the executive officer his full salary through the date of termination and will have no further obligations to the executive officer under his employment agreement.

        If the executive officer is terminated without "cause" by the Bank, other than by reason of disability or death, the Bank will pay the executive officer:

  •
  his full salary through the date of termination, and

  •
  each month for twelve months one-twelfth of the total of (a) his monthly salary in effect at the time of termination times the number of months remaining until the expiration of his employment agreement, plus (b) an amount equal to one year's annual base salary.

        If the executive officer is terminated by the Bank because of disability (as determined under the Bank's disability plan), the Bank will pay the executive officer through the last day of the month in which he is terminated plus an amount equal to three months base salary.

        If the executive officer is terminated due to his death, the Bank will pay the executive officer's spouse, beneficiary, or estate (a) the executive officer's then current salary through the last day of the month in which such death occurs, and (b) the executive officer's incentive awards under the Short-Term Incentive Plan and the Long-Term Incentive Plan in accordance with the terms of such plans.

        If the executive officer terminates his employment and provides 60 days written notice (as required by the agreement), the Bank will pay the executive officer his current salary through the month in which such termination occurs, plus one additional month's salary. If the executive officer fails to give the requisite 60-day notice, he will forfeit all accrued paid personal time off and the Bank will pay the executive officer his current salary only through the date of termination.

        If the executive officer terminates his employment because he chose not to extend the term of his employment agreement, the Bank will pay the executive officer his full salary during the period of time that the employee continues to work (but not beyond the end of the term of the employment agreement), at the rate then in effect, plus accrued paid personal time off. However, the Bank may request the executive officer to terminate employment before the end of the term of the employment agreement, in which event the Bank will pay the executive officer his full salary through the end of the term of the employment agreement at the rate then in effect, plus accrued paid personal time off. If the executive officer's employment is terminated because the Bank has chosen not to extend the term of his employment agreement, the Bank will pay the executive officer his full salary through the end of the term of the employment agreement at the rate then in effect plus accrued paid personal time off.

        Under the employment agreements, each Named Executive Officer covenants that during the term of his employment agreement and for a period of one year following termination of such agreement by the Bank or by such executive officer for any reason, voluntarily or involuntarily, with or without "cause," he will not, directly or indirectly, engage in or assist others to engage in any business competing with the business carried on by the Bank or solicit business from any customers of the Bank in the locations where the Bank conducts business. Generally, all severance payments under the employment agreements are conditioned upon the executive officer's compliance with these non-compete provisions and any such severance payments must be returned by the executive officer to the Bank if he violates these non-compete provisions. Additionally, the executive officers may not during their employment and for one year thereafter induce or attempt to induce any person who is an employee of the Bank to leave the employ of the Bank or engage in any business that competes with the Bank. The executive officers further agree not to disclose to anyone inside or outside the Bank or use for their own benefit or the benefit of others any confidential, trade secret and proprietary information of the Bank.

        Under the employment agreements, "cause" means termination upon (a) material violation of a law or regulation that: (i) governs the executive officer's conduct as an officer of the Bank, or (ii) in the reasonable opinion of the Bank affects the executive officer's fitness to serve in his position, (b) substantial neglect of the executive officer's duties, (c) action or inaction, which materially and adversely impacts the Bank's safety, soundness, security, assets, customers or employees, (d) dishonesty of a material nature, (e) failure to comply with material rules, regulations or policies of the Bank, (f) engaging in personal conduct which, when considering the executive officer's position with the Bank, would materially detract from its business reputation in the community served, (g) material breach of any material covenant or condition of the employment agreement, and (h) willful and material misconduct.

        In the event a Named Executive Officer is terminated in connection with a "change-in-control," as defined in his change-in-control agreement, the executive officer will be entitled to the severance benefits set forth in the change-in-control agreement, in lieu of the severance benefits set forth in his respective employment agreement.

        Change-In-Control Agreements.    The Company, through its wholly owned subsidiary, the Bank, has previously entered into change-in-control agreements with each of the Named Executive Officers, which continues in effect while the executive officer is employed with the Bank; provided, however, that if the executive officer of the Bank gives notice of non-extension of his employment agreement, his change-in-control agreement will terminate when his employment agreement terminates. However, if such notice of non-extension is given by the Bank at a time when the Bank is actively negotiating a transaction with a third party that may result in a change-in-control or at a time when the stockholders of the Company are being solicited to vote for directors who would not be continuing directors and the election of such directors would effect a change-in-control, or at a time when the stockholders of the Company are being solicited to tender their shares in an offering that if successful would result in a change-in-control, the change-in-control agreement shall not terminated until nine months following the termination of his employment agreement.

        The Compensation Committee does not view the potential benefits conferred upon a change in control of the Company as additional elements of compensation due to the fact that a change in control may never occur. The Compensation Committee believes that these arrangements allow the Named Executive Officers to focus their attention and energy on the Company's business without any distractions regarding the effects of a change in control, and assists us in maximizing stockholder value by allowing the Named Executive Officers to participate in an objective review of any proposed transaction and whether such transaction is in the best interest of the stockholders.

        Following a "change-in-control" and upon termination of the executive officer's employment within 24 months following a change in control (a) by the Bank for any reason other than "cause," or (b) by the executive officer for "good reason," the executive officer will be entitled to the following benefits:

  •
  full annual base salary through the date of termination;

  •
  any incentive payment under the Bank's Short-Term Incentive Plan that he has a right to receive on the last day of the fiscal year prior to his date of termination;

  •
  any incentive payment under the Bank's Long- Term Incentive Plan that has accrued to him as of the first day of the month following his date of termination;

  •
  (1) for and during the period of time that the executive officer is eligible for and properly elects continued coverage under the Bank's health and dental plans, subsidized coverage as if the executive officer remained an active employee of the Bank but for no more than 36 months following the date of termination and only with respect to the level of health and dental insurance coverage in which the executive officer was enrolled (e.g., single or family); if the executive officer's continuation of coverage terminates for reasons other than nonpayment of the executive officer's share of the costs of the coverage or fraud before he has received 36 months of coverage, reimbursement of the executive officer for replacement health and dental coverage during the remainder of the 36 months following the date of termination, but only with respect to the level of health and dental coverage in which the executive officer was enrolled immediately prior to the notice of termination (e.g., single or family), and only in an amount up to the difference between the then COBRA premium charged by the Bank to continue COBRA and the amount that active employees are required to pay for their coverage, and (2) for up to 18 months after the date of termination, payment of the premiums due under executive officer's disability policy and life insurance policy into which the executive officer is permitted to convert his group term coverage, but only during the time and to the extent that he continues such coverage;

  •
  any benefits payable under the Excess Pension Plan;

  •
  certain out-placement counseling services not to exceed $10,000;

  •
  lump sum payment of $5,000 in lieu of reimbursement for certain financial planning and tax preparation expenses;

  •
  lump sum payment equal to the value of any other fringe benefits or perquisites provided to the executive officer immediately prior to the date of termination; and

  •
  acceleration of vesting of all outstanding awards under the 2002 Stock Plan in accordance with the terms thereof.

        In addition to the above, the Bank will pay a lump sum severance payment equal to a multiple times the sum of (a) the executive officer's annual base salary in effect at the time notice of termination is given or immediately prior to the date of the change-in-control, whichever is greater, and (b) the amount determined as follows: (i) the amount that the executive officer had accrued during the plan year under the Short-Term Incentive Plan as of the first of the month following the month in which the change-in-control occurred, annualized by dividing the amount accrued by the number of months from the start of the plan year to the first of the month following the month in which the change-in-control occurred multiplied by twelve; plus, (ii) the amount of each of the short-term incentive awards, if any, awarded to the executive officer in the three years immediately prior to the change-in-control divided by four. The multiple for Mr. Hage is 2.99, the multiple for Mr. Posegate is 2.0, and the multiple for each of Messrs. Brown, Gadberry, and Olthoff is 1.5. Such severance payments are conditioned upon compliance with the non-compete provisions of the executive officer's employment agreement and any payments made must be returned by the executive officer to the Bank if he violates such non-compete provisions.

        In addition to the above, Mr. Hage is entitled to payment in accordance with his Deferred Compensation Agreement and Messrs. Hage, Posegate and Brown are entitled to a lump sum payment equal to 18 months of membership dues of the country club(s) to which the executive officer is a member on the date of termination.

        No benefits are payable under the change-in-control agreements following a change-in-control if the executive officer is terminated because of his death, by the Bank for "cause," or by the executive officer other than for "good reason."

        The change-in-control agreement for Mr. Hage provides that if any amount or benefit to be paid or provided under such agreement would be an "excess parachute payment," within the meaning of Section 280G of the Internal Revenue Code, then the Bank will make a tax gross up payment to or on behalf of Mr. Hage that will be sufficient to pay in full any federal, state and local income taxes, social security and other employment taxes, and excise and additional excise taxes. The change-in-control agreements for each of Messrs. Posegate, Brown and Gadberry and Olthoff provide that if any payment or distribution (or portion thereof) by the Bank to or for the benefit of such executive officers would be nondeductible by the Bank for federal income tax purposes because of Section 280G of the Internal Revenue Code, then such payment or benefit will be reduced to an amount, not less than zero, that maximizes the aggregate present value of such payments or benefits without causing such to be nondeductible by the Bank.

        Under the change-in-control agreements, "change-in-control" means (a) a change-in-control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, whether or not the Company is then subject to such reporting requirement, (b) the public announcement by the Company or any person that such person has become the beneficial owner, directly or indirectly, of securities of the Company (i) representing 20% or more, but not more than 50%, of the combined voting power of the Company's then outstanding securities unless the transaction resulting in such ownership has been approved in advance by the continuing directors, or (ii) representing more than 50% of the combined voting power of the Company's then outstanding securities (regardless of any approval by the continuing directors); provided, however, that notwithstanding the foregoing, no change-in-control shall be deemed to have occurred by reason of the ownership of 20% or more of the total voting capital stock of the Company's then issued and outstanding by the Company, any subsidiary of the Company or any employee benefit plan of the Company or of any subsidiary of the Company or any entity holding shares of its common stock organized, appointed or established for, or pursuant to the terms of, any such plan, (c) any acquisition of control as defined in 12 Code of Federal Regulations Section 574.4, or any successor regulation, of the Company which would require the filing of an application for acquisition of control or notice of change-in-control in a manner which is set forth in 12 CFR Section 574.3, or any successor regulation, (d) the continuing directors cease to constitute a majority of the Company's Board of Directors, or (e) the stockholders of the Company approve (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company stock would be converted into cash, securities or other property, other than a merger of the Company in which shareholders immediately prior to the merger have the same proportionate ownership of stock of the surviving corporation immediately after the merger, (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company, or (iii) any plan of liquidation or dissolution of the Company.

        Under the change-in-control agreements, "cause" has the same meaning as set forth in the employment agreements, and as defined above in this Form 10-K. However, under the change-in-control agreements, termination for "cause" will be proceeded by a fair and complete investigation, and for Mr. Hage, by a vote of the Bank's Board of Directors that there is "cause" under his change-in-control agreement.

        "Good reason" means termination by the executive officer upon the occurrence, without his express written consent, of any one of the more of the following: (a) the assignment to the executive officer of any duties inconsistent in any respect with the executive officer's position (including status, offices, titles, and reporting requirements), authorities, duties, or other responsibilities as in effect immediately prior to the change-in-control or any other action of the Bank which results in a diminishment in such position, authority, duties, or responsibilities, other than an insubstantial and inadvertent action which is remedied by the Bank promptly after receipt of notice thereof give by the executive officer, (b) a reduction by the Bank in the executive officer's base salary as in effect on the date hereof or as the same shall be increased from time-to-time, (c) the failure by the Bank to (i) continue in effect any material compensation or benefit plan, program, policy or practice in which the executive officer was participating at the time of the change-in-control, or (ii) provide the executive officer with compensation and benefits at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each employee benefit plan, program, policy and practice as in effect immediately prior to the change-in-control (or as in effect following the change-in-control, if greater), (d) the failure of the Bank to obtain a satisfactory agreement from any successor to the Bank to assume and agree to perform under the change-in-control agreement, and (e) any purported termination by the Bank of the executive officer's employment that is not effected pursuant to a "Notice of Termination." "Notice of Termination" means a written notice that (1) indicates the specific termination provision in the change-in-control agreement relied upon, (2) sets forth the date of termination, and (3) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the executive officer's employment under the provision so indicated.

        Short-Term Incentive Plan.    Except as provided below, if during the fiscal year of the Bank, a participant terminates his employment or if the Bank terminates the employment of the participant during that same period, all rights to an award under the plan for that year are forfeited. If the employment of a participant terminates after the end of the fiscal year, but before benefits earned during such year are paid, the rights to such benefits are not forfeited. If a participant dies, becomes disabled, retires, or is entitled to benefits under a change-in-control agreement during a plan year, they or their designated beneficiary will receive an incentive payment for the partial year based on the number of months from the start of the plan year to the first of the month following the month in which the death, disability, retirement, or the date of termination occurs, but only to the extent that an incentive payment is otherwise earned for the plan year.

        Long-Term Incentive Plan.    Except as provided below, if the employment of a participant terminates during the fiscal year for which performance is being measured and which might result in an award, all rights to an award under the plan are forfeited. If a participant dies during a plan year, they or their designated beneficiary will receive, in cash, any incentive payment for the partial year otherwise payable in cash, based on the number of months from the start of the plan year to the first month following the month in which the death occurred, but only to the extent that any incentive payment is otherwise earned for the plan year. If a participant is entitled to benefits under a change-in-control agreement, the participant will receive, in cash, any incentive payment for the partial year otherwise payable in cash, based on the number of months from the start of the plan year to the first day of the month following the month in which the date of termination occurs. Once stock appreciation rights, stock options and/or restricted stock have been awarded, the terms of the 2002 Stock Plan will control.

        2002 Stock Option and Incentive Plan and related Award Agreements.    In years prior to 2009, Messrs. Posegate, Brown, Gadberry and Olthoff were awarded stock options, stock appreciation rights and/or restricted stock under the 2002 Stock Plan, and Mr. Hage was awarded stock options and restricted stock under such plan. Under the terms of the 2002 Stock Plan and related award agreements, all unvested stock options, stock appreciation rights and restricted stock awards automatically fully vest upon the participant's death.

Payments Upon Termination

        The following table provides quantitative disclosure of the estimated payments and benefits that would be provided to our Named Executive Officers upon their termination, including their termination in connection with a change in control of the Company. The benefits set forth below are calculated as if the Named Executive Officer's termination occurred on June 30, 2009, the last business day of the 2009 fiscal year. Each Named Executive Officer is entitled to receive amounts earned during the term of his employment. These amounts include base salary, any accrued paid personal time off, any benefits that have accrued under the Short-Term Incentive Plan, Long-Term Incentive Plan, 401(k) Plan, ESOP, Pension Plan and Excess Pension and, in the case of Mr. Hage, his deferral account under the Deferred Compensation Agreement, and are not reflected in the below table. Consequently, the below table reflects only the additional compensation the Named Executive Officers are entitled to upon their termination.

        See (a) the "Grants of Plan-Based Awards for 2009" table for the amount of the Named Executive Officers' cash incentive awards earned in 2009 under the Company's Short-Term Incentive Plan and Long-Term Incentive Plan, as applicable, (b) the "2009 Pension Benefits" table for the actuarial present value of accumulated benefits payable to each of the Named Executive Officers under the Company's Pension Plan and Excess Pension Plan, and (c) the "Nonqualified Deferred Compensation for 2009" table for the amount of Mr. Hage's aggregate deferral account under the Deferred Compensation Agreement.

Named Executive Officer	Cash Severance Payment ($)		Acceleration of Outstanding Stock Options, SARs, and Restricted Stock Awards ($)		Other Benefits ($)		Total Termination Benefits ($)
Curtis L. Hage
Termination by Us for "Cause"	0		0		0		0
Termination by Us Without "Cause"	719,200		0		0		719,200
Termination by Mr. Hage with 60 days notice	29,967		0		18,181	(12)	48,148
Termination by Mr. Hage without 60 days notice	0		0		18,181	(12)	18,181
Termination by the Bank because of Disability	89,900		0		18,181	(12)	108,081
Termination because of Death	0		251,305	(1)	89,558	(2)	340,863
Termination because of Retirement	0		0		0		0
Termination following Change in Control	1,825,182	(4)	251,305	(3)	630,227	(7)	2,706,714
Darrel L. Posegate
Termination by Us for "Cause"	0		0		0		0
Termination by Us Without "Cause" with 60 days notice	478,400		0		0		478,400
Termination by Mr. Posegate with 60 days notice	19,933		0		0		19,933
Termination by Mr. Posegate without 60 days notice	0		0		0		0
Termination by the Bank because of Disability	59,800		0		0		59,800
Termination because of Death	0		153,648	(1)	0		153,648
Termination because of Retirement	0		0		0		0
Termination following Change in Control	854,540	(5)	153,648	(3)	48,502	(8)	1,056,690
David A. Brown
Termination by Us for "Cause"	0		0		0		0
Termination by Us Without "Cause" with 60 days notice	310,000		0		0		310,000
Termination by Mr. Brown with 60 days notice	12,917		0		0		12,917
Termination by Mr. Brown without 60 days notice	0		0		0		0
Termination by the Bank because of Disability	38,750		0		0		38,750
Termination because of Death	0		84,147	(1)	0		84,147
Termination because of Retirement	0		0		0		0
Termination following Change in Control	354,559	(6)	84,147	(3)	57,698	(9)	496,403
Jon M. Gadberry
Termination by Us for "Cause"	0		0		0		0
Termination by Us Without "Cause" with 60 days notice	270,400		0		0		270,400
Termination by Mr. Gadberry with 60 days notice	11,267		0		0		11,267
Termination by Mr. Gadberry without 60 days notice	0		0		0		0
Termination by the Bank because of Disability	33,800		0		4,126		37,926
Termination because of Death	0		8,439	(1)	4,126		12,565

Named Executive Officer	Cash Severance Payment ($)		Acceleration of Outstanding Stock Options, SARs, and Restricted Stock Awards ($)		Other Benefits ($)		Total Termination Benefits ($)
Termination because of Retirement	0		0		0		0
Termination following Change in Control	221,813	(6)	8,439	(3)	49,128	(10)	279,380
Brent R. Olthoff
Termination by Us for "Cause"	0		0		0		0
Termination by Us Without "Cause" with 60 days notice	264,000		0		0		264,000
Termination by Mr. Olthoff with 60 days notice	11,000		0		0		11,000
Termination by Mr. Olthoff without 60 days notice	0		0		0		0
Termination by the Bank because of Disability	33,000		0		6,942		39,942
Termination because of Death	0		6,241	(1)	6,942		13,183
Termination because of Retirement	0		0		0		0
Termination following Change in Control	292,981	(6)	6,241	(3)	49,017	(11)	348,239

(1)
Amount reflects the acceleration of vesting of all unvested stock options, stock appreciation rights and restricted stock awards upon death, but it excludes stock options and stock appreciation rights where the exercise price exceeds the closing sale price of our common stock on June 30, 2009. This value is based upon the closing sale price of our common stock on June 30, 2009 of $11.82.

(2)
Amount reflects (a) the estimated additional benefit that Mr. Hage would be entitled to under his Deferred Compensation Agreement assuming he passed on June 30, 2009, which is before his normal retirement date (this amount is in addition to his aggregate deferral account of $586,747 as of June 30, 2009), and (b) estimated interest that would accrue on the deferral account balance until paid in full assuming an annual rate of interest of 6.25%. See the narrative to the "Nonqualified Deferred Compensation for 2009" table for further discussion of these additional benefits upon Mr. Hage's termination as a result of death.

(3)
Amount reflects the acceleration of vesting of all unvested stock options, stock appreciation rights and restricted stock awards upon a change-in-control, but it excludes stock options and stock appreciation rights where the exercise price exceeds the closing sales price of our common stock on June 30, 2009. This value is based upon the closing sale price of our common stock on June 30, 2009 of $11.82.

(4)
Reflects the amount that is the product of 2.99 times the sum of (a) the executive officer's 2009 base salary, plus (b) the average short-term cash incentive award received by the executive officer over the last 4 years, including 2009.

(5)
Reflects the amount that is the product of 2 times the sum of (a) the executive officer's 2009 base salary, plus (b) the average short-term cash incentive award received by the executive officer over the last 4 years, including 2009.

(6)
Reflects the amount that is the product of 1.5 times the sum of (a) the executive officer's 2009 base salary, plus (b) the average short-term cash incentive award received by the executive officer over the last 4 years, including 2009.

(7)
Includes (a) health and dental insurance for 36 months (present value) of $22,806, (b) life, disability and welfare benefits for 18 months (present value) of $2,169, (c) out-placement counseling services of $10,000, (d) financial planning and tax preparation expenses of $5,000, (e) country club dues for 18 months (present value) of $8,817 and (f) a tax gross up under Section 280G of the Internal Revenue Code of $581,435.

(8)
Includes (a) health and dental insurance for 36 months (present value) of $22,806, (b) life, disability and welfare benefits for 18 months (present value) of $1,879, (c) out-placement counseling services of $10,000, (d) financial planning and tax preparation expenses of $5,000, and (e) country club dues for 18 months (present value) of $8,817.

(9)
Includes (a) health and dental insurance for 36 months (present value) of $32,688, (b) life, disability and welfare benefits for 18 months (present value) of $1,491, (c) out-placement counseling services of $10,000, (d) financial planning and tax preparation expenses of $5,000, and (e) country club dues for 18 months (present value) of $8,519.

(10)
Includes (a) health and dental insurance for 36 months (present value) of $32,688, (b) life, disability and welfare benefits for 18 months (present value) of $1,440, (c) out-placement counseling services of $10,000, and (d) financial planning and tax preparation expenses of $5,000.

(11)
Includes (a) health and dental insurance for 36 months (present value) of $32,688, (b) life, disability and welfare benefits for 18 months (present value) of $1,329, (c) out-placement counseling services of $10,000, and (d) financial planning and tax preparation expenses of $5,000.

(12)
Reflects additional interest that would accrue on Mr. Hage's deferral account balance until paid in full, assuming an annual rate of interest of 6.25%. See the narrative to the "Nonqualified Deferred Compensation" table for further discussion of this additional benefit under Mr. Hage's Deferred Compensation Agreement.

(13)
Reflects the acceleration of Company contribution to Pension Plan.

Director Compensation

        Each director of the Company is also a director of the Bank. In fiscal 2009, each non-employee director who served as a member of the Board of Directors during the entire fiscal year, received an aggregate of 1,668 shares of restricted common stock pursuant to the 2002 Stock Option and Incentive Plan (the "2002 Stock Plan"). Commencing with fiscal 2009, and continuing with each subsequent year, restricted stock awards will be made in November to align the grant date with the board members' term of service. The Company's Certificate of Incorporation provides that no person will be eligible for election or reelection to the Board of Directors who beneficially owns less than 100 shares of the Company's common stock.

        Non-employee directors serving on either of the Personnel, Compensation and Benefits Committee or the Nominating and Corporate Governance Committee also receive a meeting fee of $400 for each committee meeting they attend. Non-employee directors serving on the Audit Committee (other than in the capacity of Chairman) receive a meeting fee of $600 for each committee meeting they attend, and the Chairman of the Audit Committee receives a fee of $800 for each meeting attended. Employee directors receive no fees or other awards for their service as a director.

        The following table reflects the compensation paid to the Company's non-employee directors for 2009. The compensation paid to Mr. Hage, the Company's Chairman, President and Chief Executive Officer, is presented above in the Summary Compensation Table and the related explanatory tables.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Curtis J. Bernard	5,900	20,800	0	0	0	0	26,700
Charles T. Day	8,100	20,800	0	0	0	0	28,900
Christine E. Hamilton	8,100	20,800	0	0	0	0	28,900
Robert L. Hanson	7,700	20,800	0	0	0	0	28,500
Bill Pederson	7,300	20,800	0	0	0	0	28,100
Thomas L. Van Wyhe	9,300	20,800	0	0	0	0	30,100

(1)
Reflects the compensation expense recognized for restricted stock awards granted in 2009 by the Company for financial statement reporting purposes during 2009 in accordance with FAS 123R, except no assumptions for forfeitures were included. For additional information, refer to Note 16 of "Notes to Consolidated Financial Statements" in this Form 10-K. These restrictive stock grants were made under the 2002 Stock Plan and vest on the first anniversary of their grant date. As of June 30, 2009, the Company's non-employee directors held the following shares of unvested restricted stock: Bernard—1,668; Day—1,668; Hamilton—1,668; Hanson—1,668; Pederson—1,668; and Van Wyhe—1,668.

(2)
In 2009, each of the Company's non-employee directors received a restricted stock award of 1,668 shares of the Company's common stock. The aggregate grant date fair value of these 2009 restricted stock awards (computed in accordance with FAS 123R, except no assumptions for forfeitures were included) was $20,800. Dividends are paid on restricted stock awards at the same rate as our common stock.

Compensation Committee Interlocks and Insider Participation

        As stated above, in fiscal 2009, the members of the Personnel, Compensation and Benefits Committee were Mr. Pederson, Mr. Day, Ms. Hamilton and Mr. Van Wyhe. During fiscal 2009, none of the Company's executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officers served on the Company's Personnel, Compensation and Benefits Committee or Board of Directors. No current or past officer or employee of the Company or any of its subsidiaries served on the Personnel, Compensation and Benefits Committee during fiscal 2009. No member of the Personnel, Compensation and Benefits Committee had any relationship requiring disclosure under Item 404 of Regulation S-K of the Exchange Act, other than described in this Form 10-K under the heading "Certain Relationships and Related Party Transactions, and Director Independence."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information on the securities authorized for issuance under the Company's compensation plans (including any individual compensation arrangements) is contained in Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Form 10-K, and is incorporated by reference herein.

        The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2009, by (i) each person known to the Company to own beneficially more than 5% of our common stock, (ii) each director and director nominee of the Company, (iii) each officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.

Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Stock
PL Capital Group 20 East Jefferson Avenue, Suite 22 Naperville, Illinois 60540	326,721	(1)	8.12%
Dimensional Fund Advisors LP Palisades West, Building One, 6300 Bee Cave Road Austin, Texas 78746	290,013	(2)	7.20%
HF Financial Corp. Employee Stock Ownership Plan 225 South Main Avenue Sioux Falls, South Dakota 57104	196,312	(3)	4.88%
Curtis L. Hage, Chairman, President, Chief Executive Officer and Director	230,641	(4)	5.66%
Darrel L. Posegate, Executive Vice President, Chief Financial Officer and Treasurer and President, Home Federal Bank	40,329	(5)	*
David A. Brown, Senior Vice President / Community Banking, Home Federal Bank	37,868	(6)	*
Jon M. Gadberry, Senior Vice President / Wealth Management, Home Federal Bank	1,337	(7)	*
Brent R. Olthoff, Senior Vice President / Chief Financial Officer and Treasurer, Home Federal Bank	1,580	(8)	*
Curtis J. Bernard, Director	5,836		*
Charles T. Day, Director	2,995		*
Christine E. Hamilton, Director	7,076		*
Robert L. Hanson, Director	52,025		1.29%
David J. Horazdovsky, Nominee	2,605		*
Bill Pederson, Director	21,383	(9)	*
Thomas L. Van Wyhe, Director	17,524		*
Directors and executive officers as a group (18 persons)	498,872	(10)	12.05%

*
Indicates individual owns less than one percent of outstanding shares of common stock.

(1)
The information regarding beneficial ownership by PL Capital Group is as reported in a Form 13D/A1 filed with the SEC on August 31, 2009 by:

•
Financial Edge Fund, LP ("Financial Edge Fund");

•
Financial Edge-Strategic Fund, LP ("Financial Edge-Strategic");

•
PL Capital/Focused Fund, L.P. ("Focused Fund");

•
PL Capital, LLC, general partner of Financial Edge Fund, Financial Edge-Strategic and Focused Fund and beneficiary of the PL Capital Defined Benefit Pension Plan ("PL Capital");

•
PL Capital Advisors, LLC, the investment advisor to Financial Edge Fund, Financial Edge- Strategic, Focused Fund and Goodbody/PL Capital, L.P. ("PL Capital Advisors");

  •
  Goodbody/PL Capital, L.P. ("Goodbody/PL LP");

  •
  Goodbody/PL Capital LLC, general partner of Goodbody/PL LP ("Goodbody/PL LLC");

  •
  John W. Palmer and Richard J. Lashley, as managing members of PL Capital, PL Capital Advisors and Goodbody/PL LLC and beneficiaries of the PL Capital Defined Benefit Pension Plan;

  •
  PL Capital Defined Benefit Pension Plan, a pension plan for PL Capital and its managing members Messrs. Palmer and Lashley;

  •
  Mr. John Palmer; and

  •
  Mr. Richard Lashley.

  According to the Schedule 13D/A1, (a) Financial Edge Fund has shared voting and shared dispositive power over 118,950 shares, (b) Financial Edge-Strategic has shared voting and shared dispositive power over 47,650 shares, (c) Focused Fund has shared voting and shared dispositive power over 110,500 shares, (d) PL Capital has shared voting and shared dispositive power over 278,449 shares, (e) PL Capital Advisors has shared voting and shared dispositive power over 324,872 shares, (f) Goodbody/PL LP has shared voting and dispositive power over 47,772 shares, (g) Goodbody/PL LLC has shared and dispositive voting power over 47,772 shares, (h) PL Capital Defined Benefit Pension Plan has shared and dispositive voting power over 1,349 shares, (i) John W. Palmer has shared voting and shared dispositive power over 326,221 shares, (j) Richard J. Lashley has shared voting and shared dispositive power over 326,221 shares and sole voting and sole dispositive power over 500 shares.

(2)
The information regarding beneficial ownership by Dimensional Fund Advisors LP ("Dimensional") is as reported in a Schedule 13G/A8 filed with the SEC on February 9, 2009. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds." In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company described in the Schedule 13G/A8 that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of the class of securities. Dimensional disclaims beneficial ownership of all such securities.

(3)
Includes 196,312 shares allocated to the individual accounts of employees, officers and directors, over which shares such individuals are deemed to have sole voting and no investment power. Each participant may instruct the Employee Stock Ownership Plan ("ESOP") trustee, the Bank, as to the voting of the shares allocated to such participant's account under the ESOP.

(4)
Includes (a) 140,504 shares held directly by Mr. Hage, (b) 6,472 shares jointly held by Mr. Hage and his wife, over which Mr. Hage has shared voting and investment power, (c) 49,041 shares subject to options granted to Mr. Hage under the Corporation's 1991 Stock Option and Incentive Plan, as amended (the "1991 Plan") and the 2002 Stock Plan that are currently exercisable or exercisable within 60 days, (d) 21,261 shares of restricted stock over which Mr. Hage has the sole voting power and has the right to receive dividends, but does not have the right to dispose of prior to vesting, and (e) 13,364 shares allocated to Mr. Hage's account under the ESOP. Excludes 104,795 shares held solely by Mr. Hage's spouse, which he disclaims beneficial ownership.

(5)
Includes (a) 16,587 shares held directly by Mr. Posegate, (b) 10,475 shares subject to options and stock appreciation rights granted to Mr. Posegate under the 1991 Plan and 2002 Stock Plan that are currently exercisable or exercisable within 60 days, (c) 12,999 shares of restricted stock over which Mr. Posegate has the sole voting power and has the right to receive dividends, but does not have the right to dispose of prior to vesting, and (d) 270 shares allocated to Mr. Posegate's account under the ESOP.

(6)
Includes (a) 8,174 shares held directly by Mr. Brown, (b) 21,059 shares subject to options and stock appreciation rights granted to Mr. Brown under the 1991 Plan and 2002 Stock Plan that are currently exercisable or exercisable within 60 days, (c) 7,119 shares of restricted stock over which Mr. Brown has the sole voting power and has the right to receive dividends, but does not have the right to dispose of prior to vesting, and (d) 1,516 shares allocated to Mr. Brown's account under the ESOP.

(7)
Includes (a) 623 shares held directly by Mr. Gadberry and (b) 714 shares of restricted stock over which Mr. Gadberry has the sole voting power and has the right to receive dividends, but does not have the right to dispose of prior to vesting.

(8)
Includes (a) 11 shares held directly by Mr. Olthoff, (b) 528 shares of restricted stock over which Mr. Olthoff has the sole voting power and has the right to receive dividends, but does not have the right to dispose of prior to vesting, and (c) 1,041 shares subject to options and stock appreciation rights granted to Mr. Olthoff under the 2002 Stock Plan that are currently exercisable or exercisable within 60 days.

(9)
Includes (a) 18,963 shares held directly by Mr. Pederson, (b) 1,815 shares held in The Patan Woyute Trust of which Mr. Pederson is a trustee, and (c) 605 shares held by Mr. Pederson's spouse, which Mr. Pederson may be deemed to have shared voting and/or investment power.

(10)
Includes (a) 319,867 shares held directly by a director or executive officer or held by certain members of the families of the directors and executive officers, or held by trusts of which a director or executive officer is a trustee or substantial beneficiary, which the respective directors and executive officers may be deemed to have sole or shared voting and investment power, (b) 42,621 shares of restricted stock of over which the respective directors and executive officers have sole voting power and the right to receive dividends, but do not have the right to dispose of prior to vesting, (c) 112,767 shares subject to options and stock appreciation rights granted under the 1991 Plan and 2002 Stock Plan that are currently exercisable or exercisable within 60 days and (d) 23,619 shares allocated under the ESOP.

  As of August 31, 2009, directors and executive officers of the Company beneficially owned (excluding options and SARs currently exercisable or exercisable within 60 days) an aggregate of approximately 498,874 shares of common stock representing 12.05% of our common stock issued and outstanding.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

        The Bank, like many financial institutions, has followed a policy of granting officers, directors and employees loans secured by the borrower's residence, consumer loans and commercial loans. Consumer loans to employees are originated at market rates and terms currently available to the public, and modified to one percent below the market rate. Modifications are not made on loans granted with special promotional rates. In addition, in connection with single-family mortgage loans made to employees, origination fees up to one percent and the underwriting fees are waived for qualified employee applicants, no more than once every twelve months. If the employee relationship ceases, the terms of the loan revert back to the terms that would have applied except for the employee-employer relationship.

        Loans by the Bank to its officers and directors are not prohibited under Section 402 of the Sarbanes-Oxley Act of 2002 because the Bank is an insured depository institution and such loans are subject to the insider lending restrictions of section 22(h) of the Federal Reserve Act. Loans by the Bank to its officers and directors are also subject to OTS regulations restricting loans and other transactions with affiliated persons of the Bank and federal laws that require all such loans be made on terms and conditions comparable to those for similar transactions with non-affiliates. All loans by the Bank to its officers and directors are made in the ordinary course of business; are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank; and do not involve more than the normal risk of collectability or present other unfavorable features. All loans from the Bank to its officers, directors, key employees or their affiliates are approved by the Bank's Loan Committee and ratified by the Bank's Board of Directors.

Policy on Review, Approval or Ratification of Transactions with Related Persons

        The Board of Directors has adopted a written statement of policy with respect to transactions involving the Bank and "related persons" (generally the executive officers (anyone in the position of senior vice president and above), directors and principal stockholders and their immediate family members). All employee loans (other than loans to related persons) must be approved by a senior vice president authorized to grant credit, and all loans to related persons require prior approval by the Audit Committee.

        The Company intends that all transactions between the Company or the Bank and its officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arm's-length negotiations with unaffiliated persons and will be approved by a majority of disinterested members of the Audit Committee.

        Additionally, all transactions with affiliates (an affiliate of a savings association includes the parent company, which controls the savings association and any other company that is controlled by the parent company, which controls the savings association) require the prior approval of a member of the executive management team.

Independent Directors and Director Nominees

        The Board of Directors has determined that the following current directors are "independent directors," as defined by the NASDAQ Marketplace Rules: Curtis J. Bernard, Charles T. Day, Christine E. Hamilton, Robert L. Hanson, William G. Pederson, and Thomas L. Van Wyhe. The Board of Directors has determined that the following Class I director nominee is also an "independent director," as defined by the NASDAQ Marketplace Rules: David J. Horadovsky. Messrs. Pederson and Horadovsky are both Class I director nominees for the upcoming 2009 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        Information concerning the fees for professional services rendered by the Company's registered public accounting firm is incorporated by reference from the discussion under the heading "Report of the Audit Committee" in the 2009 Proxy Statement.

        Information concerning the pre-approval policies and procedures of the Company's Audit Committee is incorporated by reference from the discussion under the heading "Audit Committee Pre-Approval Policies" in the 2009 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are as part of this Form 10-K:

(1)
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Management's Report on Internal Control Over Financial Reporting
Consolidated Statements of Financial Condition at June 30, 2009 and 2008
Consolidated Statements of Income for the years ended June 30, 2009, 2008 and 2007
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
  (2)
  All financial statement schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto in Item 8 above.

  (3)
  Exhibits

  See Exhibit Index attached hereto and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF FINANCIAL CORP.
Date: September 18, 2009	By:	/s/ CURTIS L. HAGE Curtis L. Hage, Chairman, President and Chief Executive Officer (Duly Authorized Representative)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Curtis L. Hage and Darrel L. Posegate, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ CURTIS L. HAGE Curtis L. Hage	Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)	September 18, 2009
/s/ DARREL L. POSEGATE Darrel L. Posegate	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 18, 2009
/s/ THOMAS L. VAN WYHE Thomas L. Van Wyhe	Director	September 18, 2009
/s/ ROBERT L. HANSON Robert L. Hanson	Director	September 18, 2009
/s/ CURTIS J. BERNARD Curtis J. Bernard	Director	September 18, 2009

Name	Title	Date

/s/ WILLIAM G. PEDERSON William G. Pederson	Director	September 18, 2009
/s/ CHARLES T. DAY Charles T. Day	Director	September 18, 2009
/s/ CHRISTINE E. HAMILTON Christine E. Hamilton	Director	September 18, 2009

Exhibit Index

Exhibit Number		Description
3.1		Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 from the Company's Current Report on Form 8-K dated August 11, 2009, and filed with the SEC on August 17, 2009, file no. 033-44383).
3.2
Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 from the Company's Current Report on Form 8-K dated October 15, 2008, and filed with the SEC on October 17, 2008, file no. 033-44383).
3.3
Form of Certificate of Designations of Series A Junior Participating Preferred Stock, dated October 23, 1996 (incorporated herein by reference to Exhibit A to Exhibit 1 of the Company's 8A filed with the SEC on October 29, 1996, file no. 033-44383).
3.4
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated November 19, 2008 (incorporated herein by reference to Exhibit 3.1 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).
3.5
Certificate of Elimination of Series A Junior Participating Preferred Stock and Fixed Rate Cumulative Perpetual Preferred Stock, Series A of HF Financial Corp. (incorporated herein by reference to Exhibit 3.1 from the Company's Current Report on Form 8-K dated August 11, 2009, and filed with the SEC on August 17, 2009, file no. 033-44383).
4.1	*	Form of Common Stock Certificate, par value $0.01 per share.
4.2
Form of Series A Junior Participating Preferred Stock Certificate, par value $1.00 per share (incorporated herein by reference to Exhibit B to Exhibit 1 of the Company's Form 8A filed with the SEC on October 29, 1996, file no. 033-44383).
4.3
Warrant to Purchase Common Stock, dated November 21, 2008 (incorporated herein by reference to Exhibit 4.1 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).
4.4
Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.2 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).
10.1
Guarantee Agreement dated July 11, 2002, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 033-44383).
10.2
Indenture dated July 11, 2002, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 033-44383).
10.3
Guarantee Agreement dated December 19, 2002, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).
10.4
Indenture dated December 19, 2002, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).

Exhibit Number		Description
10.5		Guarantee Agreement dated September 25, 2003, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).
10.6
Indenture dated September 25, 2003, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).
10.7
Guarantee Agreement dated December 7, 2006, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).
10.8
Indenture dated December 7, 2006, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).
10.9
Letter Agreement dated June 3, 2003, between HF Financial Corp. and First Tennessee Bank, NA (incorporated herein by reference to Exhibit 10.19 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, file no. 033-44383).
10.10
Letter Agreement dated June 26, 2008, between HF Financial Corp. and First Tennessee Bank, NA (incorporated herein by reference to Exhibit 10.10 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, file no. 033-44383).
10.11
Commitment Letter/Letter Agreement effective May 15, 2009, between HF Financial Corp. and FTN Financial Group (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated May 15, 2009, and filed with the SEC on May 21, 2009, file no. 033-44383).
10.12	+
HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to the exhibits from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1993, file no. 033-44383).
10.13	+
Amendment No. 1 to the HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997, file no. 033-44383).
10.14	+
HF Financial Corp. 1996 Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.7 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997, file no. 033-44383).
10.15	+
HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 15, 2002, file no. 033-44383).
10.16	+*	Amendment No. 1 to the HF Financial Corp. 2002 Stock Option and Incentive Plan.
10.17	+
Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Appreciation Rights Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 13, 2006, and filed with the SEC on September 19, 2006, file no. 033-44383).
10.18	+
Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 26, 2005, and filed with the SEC on September 30, 2005, file no. 033-44383).

Exhibit Number		Description
10.19	+	Restated Employment Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).
10.20	+
Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).
10.21	+
Form of Restated Employment Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Darrel L. Posegate, David A. Brown, Jon M. Gadberry, Brent R. Olthoff and Natalie A. Sundvold (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).
10.22	+
Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Darrel L. Posegate (incorporated herein by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).
10.23	+
Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and David A. Brown (incorporated herein by reference to Exhibit 10.5 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).
10.24	+
Form of Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Jon M. Gadberry, Brent R. Olthoff and Natalie A. Sundvold (incorporated herein by reference to Exhibit 10.6 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).
10.25	+
Home Federal Bank Amended and Restated Deferred Compensation Agreement for Curtis L. Hage, made December 31, 2008, by and between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.7 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).
10.26	+
HF Financial Corp. Excess Pension Plan for Executives (as amended and restated effective January 1, 2009) (incorporated herein by reference to Exhibit 10.8 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).
10.27	+
Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2008) (incorporated herein by reference to Exhibit 10.9 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).
10.28	+
Home Federal Bank Fifth Amended and Restated Long-Term Inventive Plan (as amended and restated effective July 1, 2008) (incorporated herein by reference to Exhibit 10.10 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).
10.29	+
Form of Letter Agreement with Senior Executive Officers (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).

Exhibit Number		Description
10.30	+	Form of Waiver executed by Senior Executive Officers (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).
10.31
Letter Agreement, dated November 21, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, between HF Financial Corp. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).
10.32
Repurchase Letter Agreement, dated June 3, 2009, between HF Financial Corp. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated June 3, 2009, and filed with the SEC on June 4, 2009, file no. 033-44383).
10.33
Warrant Repurchase Letter Agreement, dated June 30, 2009, between HF Financial Corp. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated June 30, 2009, and filed with the SEC on June 30, 2009, file no. 033-44383).
21.1	*	Subsidiaries of Registrant.
23.1	*	Consent of Independent Registered Accounting Firm.
24.1	*	Power of Attorney (set forth on the signature page).
31.1	*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

**
Furnished herewith.

+
Indicates a management contract or compensation plan.