Form 10-Q
period 2009-09-30
HF FINANCIAL CORP
filed 2009-11-16
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 6, 2009, there were 4,043,912 shares of the registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS, except share data)

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$18,717	$18,511
Securities available for sale	221,137	222,910
Federal Home Loan Bank stock	12,476	12,476
Loans held for sale	22,792	14,881

Loans and leases receivable	833,824	851,282
Allowance for loan and lease losses	(8,503)	(8,470)
Net loans and leases receivable	825,321	842,812

Accrued interest receivable	9,370	7,598
Office properties and equipment, net of accumulated depreciation	17,356	16,917
Foreclosed real estate and other properties	1,316	1,085
Cash value of life insurance	14,733	14,594
Servicing rights	11,998	11,768
Goodwill, net	4,951	4,951
Other assets	8,295	8,293
Total assets	$1,168,462	$1,176,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$830,241	$837,868
Advances from Federal Home Loan Bank and other borrowings	207,278	212,869
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	15,994	11,899
Accrued expenses and other liabilities	16,640	17,648
Total liabilities	1,097,990	1,108,121

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 6,127,873 and 6,109,437 shares issued at September 30, 2009 and June 30, 2009, respectively	61	61
Common stock subscribed for but not issued	—	224
Additional paid-in capital	23,287	22,911
Retained earnings, substantially restricted	81,137	80,735
Accumulated other comprehensive (loss), net of related deferred tax effect	(3,116)	(4,359)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at September 30, 2009 and June 30, 2009, respectively	(30,897)	(30,897)
Total stockholders’ equity	70,472	68,675
Total liabilities and stockholders’ equity	$1,168,462	$1,176,796

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, except share data)

(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Interest, dividend and loan fee income:
Loans and leases receivable	$12,343	$13,018
Investment securities and interest-earning deposits	2,290	2,813
	14,633	15,831
Interest expense:
Deposits	3,524	4,577
Advances from Federal Home Loan Bank and other borrowings	2,358	2,565
	5,882	7,142
Net interest income	8,751	8,689
Provision for losses on loans and leases	343	387

Net interest income after provision for losses on loans and leases	8,408	8,302

Noninterest income:
Fees on deposits	1,446	1,551
Loan servicing income	491	557
Gain on sale of loans, net	496	251
Trust income	257	222
Gain on sale of securities, net	533	80

Total other-than-temporary impairment losses	(3,914)	—
Portion of loss recognized in other comprehensive income (before taxes)	2,056	—
Net impairment losses recognized in earnings	(1,858)	—

Other	333	388
	1,698	3,049
Noninterest expense:
Compensation and employee benefits	5,163	5,121
Occupancy and equipment	1,084	977
FDIC insurance	325	141
Check and data processing expense	698	622
Professional fees	600	508
Marketing and community development	471	411
Foreclosed real estate and other properties, net	19	117
Other	589	506
	8,949	8,403

Income before income taxes	1,157	2,948

Income tax expense	302	973

Net income available to common shareholders	$855	$1,975

Comprehensive income	$2,098	$1,543

Basic earnings per common share:	$0.21	$0.50
Diluted earnings per common share:	0.21	0.49
Dividends declared per common share	0.11	0.11

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS, except share data)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$855	$1,975
Adjustments to reconcile net income to net cash (used in) operating activities
Provision for losses on loans and leases	343	387
Depreciation	497	392
Amortization of discounts and premiums on securities and other	707	284
Stock based compensation	152	125
Net change in loans held for resale	(7,415)	(4,324)
(Gain) on sale of loans, net	(496)	(251)
Realized (gain) on sale of securities, net	(533)	(80)
Other-than-temporary impairments recognized in noninterest income	1,858	—
(Gains) losses and provision-for-losses on sales of foreclosed real estate and other properties, net	(5)	2
Change in other assets and liabilities	(3,936)	(4,763)
Net cash (used in) operating activities	(7,973)	(6,253)

Cash flows from investing activities
Loan participations purchased	(921)	(804)
Net change in loans outstanding	17,536	(17,812)
Securities available for sale
Sales, maturities, repayments and adjustments	23,783	21,095
Purchases	(21,505)	(22,304)
Purchase of Federal Home Loan Bank stock	—	(2,352)
Redemption of Federal Home Loan Bank stock	—	1,499
Purchase of office properties and equipment	(936)	(551)
Purchase of servicing rights	(349)	(466)
Proceeds from sale of foreclosed real estate and other properties	147	15
Net cash provided by (used in) investing activities	17,755	(21,680)

Cash flows from financing activities
Net (decrease) in deposit accounts	(7,627)	(19,215)
Proceeds of advances from Federal Home Loan Bank and other borrowings	991,599	698,178
Payments on advances from Federal Home Loan Bank and other borrowings	(997,190)	(659,365)
Increase in advances by borrowers	4,095	5,947
Proceeds from issuance of common stock	—	484
Cash dividends paid	(453)	(447)
Net cash provided by (used in) financing activities	(9,576)	25,582

Increase (decrease) in cash and cash equivalents	206	(2,351)
Cash and cash equivalents
Beginning	18,511	21,170
Ending	$18,717	$18,819

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$5,509	$8,063
Cash payments for income and franchise taxes, net	310	152

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

NOTE 1—SELECTED ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited.  However, in the opinion of management, adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for the interim periods have been included.  Results for any interim period are not necessarily indicative of results to be expected for the fiscal year.  Interim consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“fiscal 2009”), filed with the Securities and Exchange Commission.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the industry.

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

Management has evaluated subsequent events for potential disclosure or recognition through November 16, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

NOTE 2—REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at September 30, 2009:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$58,143	5.00%
Actual	99,609	8.57
Excess over required	41,466	3.57

Total Risk-based capital (to risk-weighted assets):
Required	$95,558	10.00%
Actual	107,731	11.27
Excess over required	12,173	1.27

NOTE 3—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. The weighted average number of basic common shares outstanding for the three months ended September 30, 2009 and 2008 was 4,030,391 and 3,972,055, respectively.

Dilutive earnings per common share is similar to the computation of basic earnings per common share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended September 30, 2009 and 2008 was 4,041,650 and 4,004,126, respectively.

NOTE 4—INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	September 30, 2009				September 30, 2008
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$2,632	$40	$—	$2,672	$6,402	$202	$—	$6,604
Federal Home Loan Bank	—	—	—	—	3,947	67	—	4,014
Municipal bonds	14,210	444	(37)	14,617	12,932	44	(399)	12,577
Trust preferred securities	10,028	—	(4,379)	5,649	12,373	—	(2,874)	9,499
	26,870	484	(4,416)	22,938	35,654	313	(3,273)	32,694

Equity securities:
FNMA	—	—	—	—	8	—	(8)	—
Federal Ag Mortgage	7	—	(3)	4	7	—	(5)	2
Other investments	253	—	—	253	253	—	—	253
	260	—	(3)	257	268	—	(13)	255

Residential mortgage- backed securities	194,819	4,030	(907)	197,942	193,773	605	(1,632)	192,746
	$221,949	$4,514	$(5,326)	$221,137	$229,695	$918	$(4,918)	$225,695

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

The following table presents the fair value and age of gross unrealized losses by investment category at September 30, 2009:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
Municipal bonds	$682	$(3)	$1,899	$(34)	$2,581	$(37)
Trust preferred securities	—	—	5,649	(4,379)	5,649	(4,379)
	682	(3)	7,548	(4,413)	8,230	(4,416)
Equity securities:
Federal Ag Mortgage	3	(3)	—	—	3	(3)
	3	(3)	—	—	3	(3)
Residential mortgage-backed securities	45,199	(370)	21,254	(537)	66,453	(907)
	$45,884	$(376)	$28,802	$(4,950)	$74,686	$(5,326)

The unrealized losses reported for municipal bonds relate to 16 municipal general obligation or revenue bonds.  The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes.  Management does not believe any individual unrealized losses as of September 30, 2009, represent an other-than-temporary impairment for these investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for residential mortgage-backed securities relate to 61 securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government.  Residential mortgage-backed securities also include one “private-label” collateralized mortgage obligation with an amortized amount of $2.0 million, which has maintained its AAA rating as of September 30, 2009.  Management does not believe any of these unrealized losses as of September 30, 2009, represent an other-than-temporary impairment for those investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for trust preferred securities are attributable to six rated pooled securities. Rating downgrades regarding these investments have occurred during the first quarter of fiscal year 2010 placing each in a below investment grade rating. The securities have an amortized cost of $3.7 million rated B3, $2.5 million rated Caa1, and $3.8 million rated Ca.  The market for these securities is currently inactive. The CUSIPs of the trust preferred securities are 74041EAC9 and 74042TAE1 rated B3, 740417AB6 and 74042CAE8 rated Caa1, and 74041RAB2 and 55312HAE9 rated Ca. The Company performed assessments of available information for each security during the first quarter ended September 30, 2009, and also considered factors such as overall deal structure and its position within the structure, quality of underlying issuers within each pool, defaults and recoveries, loss severities and prepayments. Based upon scenarios developed in regard to this information, management compared the present value of best estimates of cash flows expected to be collected from each security at the security’s effective interest rate to the amortized cost basis of each security. Management determined that three trust preferred securities exhibited an other-than-temporary impairment. The difference between the present value of cash flows and the amortized cost basis for each of the three securities was recorded as credit loss impairment and recognized in earnings in the amount of $1.9 million. The amortized cost basis of the three securities was reduced by the amount of credit loss. The remaining impairment amount related to other factors of $2.1 million was recognized in other comprehensive income, net of applicable taxes. The unrealized losses on these trust preferred securities can primarily be attributed to changes in credit spreads since the securities were acquired. See Note 13 “Financial Instruments” for additional information related to the determination of fair value. The Company does not have the intent to sell these six securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value. Within this segment, five securities with amortized cost of $8.2 million are quarterly variable-rate securities tied to 3-month LIBOR.

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses charged to earnings:

Three Months Ended
September 30, 2009
(Dollars in Thousands)

Beginning balance of credit losses on securities held as of July 1, 2009 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$405

Credit losses for which an other-than-temporary impairment was not previously recognized	1,858

Ending balance of credit losses on securities held as of September 30, 2009 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$2,263

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	At September 30, 2009
					TOTAL
	Less than	1 to 5	5 to 10	Over 10	Amortized	Fair
	1 Year	Years	Years	Years	Cost	Values
	(Dollars in Thousands)

U.S. government agencies & corporations	$1,125	$1,507	$—	$—	$2,632	$2,672
Municipal bonds	982	3,632	6,881	2,715	14,210	14,617
Trust preferred securities	—	—	—	10,028	10,028	5,649
Residential mortgage-backed securities	—	2,818	27,647	164,354	194,819	197,942
Total investment securities	$2,107	$7,957	$34,528	$177,097	$221,689	$220,880

NOTE 5—LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

The following tables summarize the activity in, and the main assumptions used to estimate the amortization of servicing rights:

	Three Months Ended
	September 30,
	2009	2008
	(Dollars in Thousands)

Balance, beginning	$11,768	$11,189
Additions	654	585
Amortization	(424)	(348)
Balance, ending	$11,998	$11,426

Servicing fees received	$915	$905
Balance of loans serviced at:
Beginning of period	1,046,600	994,065
End of period	1,073,658	1,016,293

Weighted-average prepayment speed (CPR)	10.57%	10.09%
Discount rate	10.00%	10.00%

NOTE 6—SEGMENT REPORTING

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.  The Company’s reportable segments are “banking” (including leasing activities) and “other.”  The “banking” segment is conducted through the Bank and Mid America Capital and the “other” segment is composed of smaller non-reportable segments, the Company and intersegment eliminations.

The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources and monitoring performance, which is primarily based on products.

	Three Months Ended September 30,
	2009			2008
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$9,241	$(490)	$8,751	$9,118	$(429)	$8,689
Provision for losses on loans and leases	(343)	—	(343)	(387)	—	(387)
Non-interest income	1,582	116	1,698	2,931	118	3,049
Intersegment non-interest income	(24)	(39)	(63)	(38)	(22)	(60)
Non-interest expense	(8,530)	(419)	(8,949)	(8,050)	(353)	(8,403)
Intersegment non-interest expense	—	63	63	—	60	60
Income (loss) before income taxes	$1,926	$(769)	$1,157	$3,574	$(626)	$2,948

Total assets at September 30	$1,163,296	$5,166	$1,168,462	$1,122,049	$6,035	$1,128,084

NOTE 7—DEFINED BENEFIT PLAN

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

	Three Months Ended
	September 30,
	2009	2008
	(Dollars in Thousands)

Service cost	$142	$119
Interest cost	144	120
Amortization of prior losses	45	15
Expected return on plan assets	(139)	(114)
Total costs recognized in expense	$192	$140

The Company previously disclosed in its consolidated financial statements for fiscal 2009, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $2.35 million in fiscal 2009 to fund its qualified pension plan.  The Company anticipates that a contribution of $425,000 will be made in the second quarter of fiscal 2010.

NOTE 8—SELF-INSURED HEALTHCARE PLAN

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

The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider.  Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual.  Net healthcare costs are inclusive of health claims expenses and administration fees offset by stop loss and employee reimbursement.  The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended June 30,
	2010	2009
	(Dollars in Thousands)

Quarter ended September 30	$748	$358
Quarter ended December 31	—	945
Quarter ended March 31	—	704
Quarter ended June 30	—	555
Net healthcare costs	$748	$2,562

NOTE 9—STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used for grants in the three months ended September 30:

	2009	2008

Expected volatility	22.00%	19.00%
Expected dividend yield	3.61%	3.06%
Risk-free interest rate	2.35%	2.87%
Expected term (in years)	5	5

Stock option activity for the three months ended September 30, 2009 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Beginning balance	139,919	$12.89
Granted	—	—
Forfeited	—	—
Exercised	—	—

Ending balance	139,919	$12.89	3.77	$69,386

Vested and exercisable	139,919	$12.89	3.77	$69,386

Stock appreciation rights activity for the three months ended September 30, 2009 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value

Beginning balance	87,650	$15.35
Granted	115,747	12.48
Forfeited	—	—
Exercised	—	—

Ending balance	203,397	$13.72	9.24	$—

Vested and exercisable	36,356	$15.63	7.94	$—

The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 were $0 and $41,000, respectively.  Cash received from the exercise of these options was $0 and $337,000, respectively, and the related tax benefit realized for the tax deductions from cashless option exercises totaled $0 and $1,000, respectively.  The weighted-average grant date fair value of stock appreciation rights (SARs) granted during the three months ended September 30, 2009 and 2008 was $1.75 and $2.06, respectively.  The total unrecognized compensation cost related to nonvested SARs awards at September 30, 2009 was $444,000.  The unrecognized cost at September 30, 2009 is expected to be recognized over a weighted average period of 35 months.

Nonvested share activity for the three months ended September 30 follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance, beginning	90,708	$15.81	121,746	$16.57
Granted	18,436	12.48	9,091	14.71
Vested	(40,415)	16.31	(48,455)	16.44
Forfeited	—	—	(1,305)	16.95

Nonvested balance, ending	68,729	$14.62	81,077	$16.43

Pretax compensation expense recognized for nonvested shares for the three months ended September 30, 2009, and 2008 was $92,000 and $115,000, respectively.  The tax benefit for the three months ended September 30, 2009, and 2008 was $31,000 and $39,000, respectively.  As of September 30, 2009, there was $512,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 22 months.  The total fair value of shares vested during the three months ended September 30, 2009 and 2008 was $659,000 and $797,000, respectively.

In association with the 2002 Option Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the second quarter of fiscal 2009, 14,511 shares of nonvested stock were awarded.  Nonvested shares vest on the first anniversary of the date of grant.  As of September 30, 2009, there was $30,000 of total unrecognized compensation cost related to nonvested shares, which are expected to be recognized over the remaining two months.  For the three months ended September 30, 2009, amortization expense was recorded in the amount of $45,000.

These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for fiscal 2009, under Note 16 of “Notes to Consolidated Financial Statements.”

NOTE 10—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

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

On July 5, 2007, the Company issued 5,000 shares totaling $5,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust VI. Trust VI was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust VI. The securities provide for cumulative cash distributions calculated at a rate based on three- month LIBOR plus 1.65% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 1, 2037. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities must be redeemed on October 1, 2037; however, the Company has the option to shorten the maturity date to a date not earlier than October 1, 2012. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

NOTE 11—INTEREST RATE CONTRACTS

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

During the first quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%.  The fair value of the derivative was a $534,000 unrealized loss at September 30, 2009.

During the fourth quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $7.0 million notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 6.19%.  The fair value of the derivative was a $250,000 unrealized loss at September 30, 2009.

During the first quarter of fiscal 2009, the Company entered into an interest rate swap agreement with a $3.0 million notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%.  The Company also entered into an interest rate swap agreement with a $2.0 million notional amount to convert the remaining portion of variable rate Trust Preferred III security into a fixed rate instrument for a term of four years at a fixed rate of 6.91%.  The fair value of the $3.0 million notional amount derivative was a $147,000 unrealized loss, while the fair value of the $2.0 million notional amount derivative was a $117,000 unrealized loss at September 30, 2009.

No gain or loss was recognized in earnings for the three months ended September 30, 2009, and 2008 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of September 30, 2009, are expected to be reclassified into earnings during the current fiscal year.  See Note 12 “Accumulated Other Comprehensive Loss” for amounts reported as other comprehensive loss.

The Company posted $1.2 million in cash under collateral arrangements as of September 30, 2009, to satisfy collateral requirements associated with our interest rate swap contracts.

The following table summarizes the derivative financial instruments utilized as of September 30, 2009:

	Balance	Notional	Estimated Fair Value
Cash flow hedge	Sheet Location	Amount	Gain	Loss
		(Dollars in Thousands)

Interest rate swap contracts	Accumulated other comprehensive loss	$17,000	$—	$(1,048)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of September 30, 2009:

		Average
	Notional	Maturity	Fair	Weighted Average Rate
Liability conversion swaps	Amount	(years)	Value	Receive	Pay
	(Dollars in Thousands)

Interest rate swap contracts	$17,000	2.2	$(1,048)	3.31%	6.51%

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Three Months Ended
	September 30,
	2009	2008
	(Dollars in Thousands)

Net income	$855	$1,975
Other comprehensive income (loss), net of tax:
Securities available for sale:
Net unrealized gains (losses) that are included in accumulated other comprehensive income (loss)	4,500	(584)
Reclassification adjustment for net gains realized in net income	(533)	(80)
Noncredit component of impairment losses on other-than-temporary impaired securities, net	(1,858)	—
Income tax benefit (expense)	(802)	253

Other comprehensive income (loss) on securities available for sale	1,307	(411)

Defined benefit plan:
Net unrealized (loss)	—	—
Income tax benefit	—	—

Other comprehensive (loss) on defined benefit plan	—	—

Cash flow hedging activities-interest rate swap contracts:
Net unrealized (losses)	(96)	(32)
Income tax benefit	32	11

Other comprehensive (loss) on cash flow hedging activities-interest rate swap contracts	(64)	(21)

Total other comprehensive income (loss)	1,243	(432)

Comprehensive income	$2,098	$1,543

Cumulative other comprehensive (loss) balances were:

Unrealized (loss) on securities available for sale net of related tax effect of $308 and $1,521	$(504)	$(2,479)
Unrealized (loss) on defined benefit plan net of related tax effect of $1,177 and $523	(1,920)	(853)
Unrealized (loss) on cash flow hedging activities net of related tax effect of $356 and $52	(692)	(101)

	$(3,116)	$(3,433)

NOTE 13—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

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

Estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial Assets
Cash and cash equivalents	$18,717	$18,717	$18,511	$18,511
Securities	221,137	221,137	222,910	222,910
Federal Home Loan Bank Stock	12,476	12,476	12,476	12,476
Loans and leases	848,113	849,868	857,693	863,453
Accrued interest receivable	9,370	9,370	7,598	7,598
Servicing rights	11,998	15,636	11,768	15,055
Interest rate swap contracts	(1,048)	(1,048)	(952)	(952)

Financial liabilities
Deposits	830,241	836,337	837,868	844,243
Borrowed funds	207,278	213,634	212,869	219,249
Subordinated debentures payable to trusts	27,837	11,888	27,837	9,990
Accrued interest payable and advances by borrowers for taxes and insurance	21,889	21,889	17,421	17,421

Fair Value Measurement

Effective July 1, 2009, FASB Staff Position 157-2, Effective Date of SFAS No. 157(ASC Topic 820), the Company applied the provisions of this statement to non-financial assets and liabilities.  The Company early adopted FASB Staff Position 157-4, in April 2009, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly(ASC 820-10-65).  ASC 820-10-65 defines fair value and establishes a consistent framework for measuring fair value under GAAP and expands disclosure requirements for fair value measurements. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The standard describes three levels of inputs that may be used to measure fair value:

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at September 30, 2009:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in Thousands)

Securities available for sale	$4	$215,484	$5,649	$221,137
Interest rate swap contracts	—	(1,048)	—	(1,048)
Total assets	$4	$214,436	$5,649	$220,089

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

The securities shown in Level 3 relate to trust preferred securities which are currently part of an inactive market.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade, and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market for pooled trust preferred securities has been inactive since 2007.  Given conditions in the debt markets and the absence of observable orderly transactions in the secondary and new issue markets, management determined that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique.

The results of third party valuation and valuation derived by management cash flow scenarios were weighted each at 50% and used to measure fair value for each security. The approaches to determining fair value for the trust preferred securities included the following factors:

1.     The credit quality of the collateral is estimated using average probability of default values for each industry within the third part valuation.

2.     The loss given default was assumed to be 100% (i.e. no recovery) for third party valuations.  Management utilized a range of loss given default based upon a review of the financial condition of underlying issuers in each pool, under multiple scenarios for each security.

3.     The cash flows were forecasted for the underlying collateral and applied to each tranche to determine the resulting distribution among the securities.

4.     For third party valuation, the expected cash flows for each scenario are discounted at 3-month Libor plus 300 basis points.  Management scenarios of the best estimates of expected cash flows were discounted to calculate the present value of the security.  Management considered a range of discount rates based upon three factors:  (1) a risk-free rate based on the rate of return on government debt securities, (2) the credit spread for BBB Bank Corporate Debt Indices, and (3) a liquidity or “risk premium” of 200 basis points.

5.               The third party calculations were modeled in several thousand scenarios and the average price was used for the third party valuations.  Management utilized an average price derived from various cash flow scenarios.

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

The following table reconciles the beginning and ending balances of securities available for sale that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	September 30,
	2009	2008
	(Dollars in Thousands)

Beginning balance	$6,051	$—
Total realized/unrealized gains (losses)
Included in earnings	(1,858)	—
Included in other comprehensive loss	1,449	—
Purchases, issuances, (paydowns) and (sales)	7	1
Transfers into or (out) of Level 3	—	9,498
Ending balance	$5,649	$9,499

The table below presents the Company’s assets subject to the nonrecurring fair value measurements by level within the hierarchy at September 30, 2009:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable	Fiscal 2010
	Markets	Inputs	Inputs	Incurred
	(Level 1)	(Level 2)	(Level 3)	Losses
	(Dollars in Thousands)

Loans held for sale	$—	$22,792	$—	$—
Impaired loans	—	7,817	274	—
Mortgage servicing rights	—	—	11,998	—
Foreclosed assets	—	—	11	—

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans.  Collateral is primarily real estate and its fair value is generally determined based on real estate appraisals or other evaluations by qualified professionals and reported as Level 2 inputs. When no appraisal or external valuation can be obtained, the Company internally values these assets and reports these as Level 3 inputs.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Impaired loans that are collateral dependent are written down to their fair value, less costs to sell, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs such as recent sales of similar assets or observable market data for operational or carrying costs.

Foreclosed assets’ values are originally derived from the estimated value of the collateral based asset upon repossession by the Bank.  During the period the foreclosed asset remains in the possession of the Bank, the asset is evaluated periodically for any valuation adjustments. Those foreclosed assets, for which a reduction in asset value is needed, are adjusted and determined to be an impaired asset of the Company.  These assets will remain an impaired asset until ultimately sold or disposed.

Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Company relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Company uses a valuation model to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, other ancillary revenue, costs to service, and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market conditions and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Company compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Company uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”), as well as other reports issued by HF Financial Corp. (the “Company”) include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company’s management may make forward-looking statements orally to the media, securities analyst, investors and others from time to time. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as “optimism,” “look-forward,” “bright,” “believe,” “expect,” “anticipate,” “intend,” “hope,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may,” are intended to identify these forward-looking statements.

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

•                  the effect of recent legislation to help stabilize the financial markets or the effect of the phase-out of existing recovery programs;

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

•      changes in or interpretations of accounting standards, rules or principles; and

•                  other factors and risks described under Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3—“Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

Forward-looking statements speak only as of the date they are made. Forward-looking statements are based upon management’s then-current beliefs and assumptions, but management does not give any assurance that such beliefs and assumptions will prove to be correct. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this Form 10-Q or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. Based upon changing conditions, should any one or more of the above risks or uncertainties materialize, or should any of our underlying beliefs or assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statement.

References in this Form 10-Q to “we,” “our,” “us” and other similar references are to the Company, unless otherwise expressly stated or the context requires otherwise.

Executive Summary

The Company’s net income available to common shareholders for the first quarter of fiscal 2010 was $855,000, or $0.21 in diluted earnings per common share, compared to $2.0 million, or $0.49 in diluted earnings per common share, for the first quarter of fiscal 2009.  Return on common equity, based upon net income available to common shareholders divided by equity, was 4.87% for the first three months of fiscal 2010 as compared to 12.12% in the comparable period of the prior year.

Net interest income for the first three months of fiscal 2010 was $8.8 million, an increase of $62,000, or 0.7%, over the same period a year ago.  For the three months ended September 30, 2009, average interest-earning assets and average interest-bearing liabilities increased 4.0% and 2.2%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 5.33% in the first three months of fiscal 2010, compared to 5.99% a year ago, a decrease of 66 basis points.  For the same period, interest-bearing cost of funds decreased to 2.42%, compared to 3.01%, a decrease of 59 basis points.

The net interest margin on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the three months ended September 30, 2009 was 3.24%, compared to 3.35% for the same period a year ago, a decrease of 11 basis points. A sustained overall decline in the interest rate yield curve affected the yield for the interest-earning assets and the interest-bearing liabilities, while the average balances for these categories increased over the prior year quarterly period.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

The net interest margin ratio may vary due to many factors, including Federal Reserve policies for short-term interest rates, competitive and economic factors and customer preferences for various products and services.  In the second quarter of fiscal 2009, the Federal Reserve decreased the Fed Funds Target Rate by a total of 175 basis points on three separate increments, the first decrease in short-term interest rates since April 30, 2008.

The allowance for loan and lease losses increased $33,000 to $8.5 million at September 30, 2009, compared to June 30, 2009.  The ratio of allowance for loan and lease losses to total loans and leases was 0.99% as of September 30, 2009 compared to 0.98% at June 30, 2009.  Total nonperforming assets at September 30, 2009 were $13.8 million as compared to $12.6 million at June 30, 2009, an increase of $1.2 million.  The ratio of nonperforming assets to total assets increased to 1.18% at September 30, 2009, compared to 1.07% at June 30, 2009.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history over 12, 36, and 60 month time periods, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.

The Company held $10.0 million in trust preferred securities at September 30, 2009 that are currently impaired under applicable accounting rules.  These are comprised of pooled securities issued primarily by banks throughout the United States, and were downgraded by Moody’s during the 2009 fiscal year.  The Company performed analysis to determine if any of the securities had a credit loss by estimating if any of the cash flows are not expected to be received as contracted.  Based upon the analysis, the Company recognized total other-than-temporary impairment losses of $3.9 million for three trust preferred securities at September 30, 2009.  The difference between the present value of cash flows and the amortized cost basis for each of the three securities was recorded as credit loss impairment and recognized in earnings in the amount of $1.9 million. The amortized cost basis of the three securities was reduced by the amount of credit loss. The remaining impairment amount related to other factors of $2.1 million was recognized in other comprehensive income, net of applicable taxes.

Total deposits at September 30, 2009 were $830.2 million, a decrease of $7.6 million, or 0.9%, from June 30, 2009.  During the three month period, public fund account balances decreased $33.3 million which are categorized in multiple categories of deposits.  In-market certificates of deposit increased a total of $23.4 million from $401.3 million to $424.7 million for the three month period, due in part to customer preference for higher yielding term deposit products.  The primary factors affecting interest expense was the decrease in the average rates paid on total deposits for the three month period ended September 30, 2009 of 1.92% compared to 2.67% for the three month period ended September 30, 2008.

On October 26, 2009, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the first quarter of fiscal 2010.  The dividend will be paid on November 13, 2009 to stockholders of record on November 6, 2009.

The total risk-based capital ratio of 11.27% at September 30, 2009, increased by 22 basis points from 11.05% at June 30, 2009.  This continues to place the Bank in the “well-capitalized” category within OTS regulation at September 30, 2009 and is consistent with the “well-capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

Noninterest income was $1.7 million for the quarter ended September 30, 2009 compared to $3.0 million for the quarter ended September 30, 2008, a decrease of $1.4 million or 44.3%.  This decrease is due primarily to net impairment credit losses recognized in earnings of $1.9 million for the quarter ended September 30, 2009.   Net gain on sale of loans and net gain on sale of securities increased $245,000 and $453,000, respectively, to partially offset the decrease for the comparable quarter.

Noninterest expense was $8.9 million for the three months ended September 30, 2009 as compared to $8.4 million for the three months ended September 30, 2008, an increase of $546,000, or 6.5%.  The increase was primarily due to increases in healthcare costs included in compensation and employee benefits of $390,000, and from increased FDIC insurance premiums of $184,000.

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Recent bank failures have decreased the DIF to levels below its required reserve ratio.  In order to replenish the DIF, the FDIC has increased deposit insurance premiums to a level designed to restore the DIF to required levels within seven years, and the Company paid a one-time special assessment of $535,000 on September 30, 2009, based upon deposits at June 30, 2009.  This assessment was accrued in the fourth quarter of fiscal 2009.  On September 29, 2009, the FDIC adopted a notice of proposed rulemaking which would require prepayment of the quarterly assessments for the fourth quarter of calendar 2009, and the entire calendar years of 2010, 2011, and 2012 to be payable on December 30, 2009.  The amount would be recorded as a prepaid asset and proportionally expensed over the periods.  On November 12, 2009, the FDIC Board approved a rule requiring this prepayment.  The amount estimated to be prepaid for the three years is approximately $4.5 million.  The FDIC may impose additional special assessments which would be recorded as they are incurred.  The FDIC also instituted the Transaction Account Guarantee Program (“TAGP”).  The TAGP extended the FDIC’s insurance to full coverage of non-interest bearing transaction accounts for participating institutions through the end of 2009 at an annualized rate of 10 basis points on deposit balances in excess of the $250,000 insurance limit currently in place.  The Bank is a participant in the TAGP, but does not expect this program to have a material impact on the FDIC assessment.  The Bank had previously paid assessments under the Savings Association Insurance Fund (“SAIF”) and was eligible for certain credit against deposit insurance assessments when SAIF was merged into the DIF in 2005.  This credit had offset the majority of the Bank’s FDIC premium expense in past fiscal years, but was fully utilized during the second quarter of fiscal 2009.  As a result of these factors, the Bank is anticipating an increase in deposit insurance premiums in the first three quarters of fiscal 2010 as compared to the same period of fiscal 2009.

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

Financial Condition Data

At September 30, 2009, the Company had total assets of $1.2 billion, and exhibited a decrease of $8.3 million from the level at June 30, 2009.  The decrease in assets in the first quarter of fiscal 2010 was due primarily to a net decrease in net loans and leases receivable of $17.5 million, and partially offset by an increase in loans held for sale of $7.9 million.  Total liabilities decreased $10.1 million at September 30, 2009 as compared to June 30, 2009.  This decrease was primarily due to decreases in deposits of $7.6 million and advances from the FHLB and other borrowings of $5.6 million.  The decrease in liabilities was partially offset by an increase in stockholders’ equity of $1.8 million to $70.5 million at September 30, 2009 from $68.7 million at June 30, 2009.  This increase was due primarily to the net income available to common shareholders for the three months ended September 30, 2009 of $855,000 and the net increase in accumulated other comprehensive (loss), net of related deferred tax effect, of $1.2 million.

The decrease in net loans and leases receivable of $17.5 million at September 30, 2009 as compared to June 30, 2009, was primarily the result of decreases in commercial business and real estate loans of $13.3 million and one-to four-family loans of $7.5 million.  These decreases were partially offset by increases in agricultural loans of $5.8 million at September 30, 2009 as compared to June 30, 2009.  Loans held for sale increased $7.9 million at September 30, 2009, as compared to June 30, 2009, due primarily to seasonal fluctuation of student loan activity and increased single family loan production activity.

Cash and cash equivalents increased $206,000 at September 30, 2009 as compared to June 30, 2009.  See the Consolidated Statement of Cash Flows for an in-depth analysis in the change in cash and cash equivalents for the three months ended September 30, 2009.

Deposits decreased $7.6 million at September 30, 2009 as compared to June 30, 2009 primarily due to a decrease in public funds of $33.3 million in multiple categories of deposits.  Public funds decreased from $182.5 million at June 30, 2009 to $149.2 million at September 30, 2009, as a result of seasonal fluctuations typical with these types of municipal deposits.  For the same period, in-market and out-of-market certificates of deposit increased $23.4 million and $4.8 million, respectively.  These increases were offset by decreases in money market accounts and savings accounts of $15.8 million and $20.0 million, respectively, when compared to the totals at June 30, 2009.

Advances from the FHLB and other borrowings decreased $5.6 million at September 30, 2009 as compared to June 30, 2009. This decrease was primarily the result of a net decrease in net loans and leases receivable of $9.6 million combined with an increase in advances by borrowers for taxes and insurance of $4.1 million.   These changes increased the cash position by $13.7 million and were partially offset by a decrease in deposits of $7.6 million, reducing the need for advances.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

Loan and Lease Portfolio Composition

	September 30, 2009		June 30, 2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$77,348	9.28%	$84,849	9.97%
Commercial business and real estate (2)	309,117	37.07	322,416	37.87
Multi-family real estate	48,016	5.76	48,342	5.68
Equipment finance leases	14,480	1.74	16,010	1.88
Consumer direct (3)	119,184	14.29	116,777	13.72
Consumer indirect (4)	17,307	2.07	21,394	2.51
Agricultural	237,121	28.44	231,315	27.17
Construction	11,251	1.35	10,179	1.20
Total loans and leases receivable (5)	$833,824	100.00%	$851,282	100.00%

(1) Excludes $13,775 and $8,888 loans held for sale at September 30, 2009 and June 30, 2009, respectively.

(2) Includes $2,810 and $2,810 tax exempt leases at September 30, 2009 and June 30, 2009, respectively.

(3) Excludes $9,017 and $5,993 student loans held for sale at September 30, 2009 and June 30, 2009, respectively.

(4) The Company announced Consumer Indirect originations ceased during the first quarter of Fiscal 2008.

(5) Includes deferred loan fees and discounts.

Deposit Composition

	September 30, 2009		June 30, 2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$99,645	12.00%	$94,067	11.23%
Interest bearing checking accounts	89,321	10.76	94,846	11.32
Money market accounts	129,382	15.58	145,214	17.33
Savings accounts	61,394	7.40	81,417	9.72
In-market certificates of deposit	424,664	51.15	401,291	47.89
Out-of-market certificates of deposit	25,835	3.11	21,033	2.51
Total deposits	$830,241	100.00%	$837,868	100.00%

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

	Three Months Ended September 30,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$851,419	$12,343	5.75%	$805,722	$13,018	6.41%
Investment securities (2) (3)	225,312	2,228	3.92%	229,928	2,692	4.65%
FHLB stock	12,476	62	1.97%	12,090	121	3.97%

Total interest-earning assets	1,089,207	$14,633	5.33%	1,047,740	$15,831	5.99%
Noninterest-earning assets	71,444			66,263
Total assets	$1,160,651			$1,114,003

Interest-bearing liabilities:
Deposits:
Checking and money market	$228,639	$324	0.56%	$246,147	$858	1.38%
Savings	66,592	62	0.37%	70,538	261	1.47%
Certificates of deposit	432,573	3,138	2.88%	364,434	3,458	3.76%
Total interest-bearing deposits	727,804	3,524	1.92%	681,119	4,577	2.67%
FHLB advances and other borrowings	207,028	1,899	3.64%	232,636	2,109	3.60%
Subordinated debentures payable to trusts	27,837	459	6.54%	27,837	456	6.50%

Total interest-bearing liabilities	962,669	5,882	2.42%	941,592	7,142	3.01%
Noninterest-bearing deposits	98,213			78,730
Other liabilities	30,143			29,041
Total liabilities	1,091,025			1,049,363
Equity	69,626			64,640
Total liabilities and equity	$1,160,651			$1,114,003

Net interest income; interest rate spread (4)		$8,751	2.91%		$8,689	2.98%

Net interest margin (4) (5)			3.19%			3.29%

Net interest margin, TE (6)			3.24%			3.35%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the three months ended September 30, 2009 and September 30, 2008 have been annualized.

(5)  Net interest income divided by average interest-earning assets.

(6)  Net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) is a non-GAAP financial measure.  The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences.  We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believes the presentation of this non-GAAP financial measure may be useful for peer comparison purposes.  As a non-GAAP financial measure, Net Interest Margin, TE should be considered supplemental to and not a substitute for or superior to, financial measures calculated in accordance with GAAP.  As other companies may use different calculations for Net Interest Margin, TE, this presentation may not be comparable to similarly titled measures reported by other companies.

The reconciliation of the net interest income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended September 30,
	2009	2008

Net interest income	$8,751	$8,689
Taxable equivalent adjustment	145	154
Adjusted net interest income	8,896	8,843
Average interest-earning assets	1,089,207	1,047,740
Net Interest Margin, TE	3.24%	3.35%

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

	Three Months Ended September 30,
	2009 vs 2008
	Increase	Increase
	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$739	$(1,414)	$(675)
Investment securities (2)	(53)	(411)	(464)
FHLB stock	4	(63)	(59)

Total interest-earning assets	690	(1,888)	(1,198)

Interest-bearing liabilities:
Deposits:
Checking and money market	(61)	(473)	(534)
Savings	(15)	(184)	(199)
Certificates of deposit	643	(963)	(320)
Total interest-bearing deposits	567	(1,620)	(1,053)
FHLB advances and other borrowings	(231)	21	(210)
Subordinated debentures payable to trusts	—	3	3

Total interest-bearing liabilities	336	(1,596)	(1,260)

Net interest income increase	$354	$(292)	$62

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

Mortgage Servicing Rights (“MSR”).  The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans.   The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets.  The asset is amortized in proportion to and over the period of estimated net servicing income.

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at September 30, 2009.

Security Impairment.  Management continually monitors the investment security portfolio for impairment on a security by security basis.  During the third quarter of fiscal 2009, the Company early adopted FASB Staff Position (“FSP”) No. FAS 115-2(ASC Subtopic 320-10), The Recognition and Presentation of Other-Than-Temporary Impairments, which changed the recognition and presentation of other-than-temporary impairment for securities.  Management has a process in place to identify securities that could potentially have a credit impairment that is other than temporary.  This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

Level 3 Fair Value Measurement.  GAAP requires the Company to measure the fair value of financial instruments under a standard which describes three levels of inputs that may be used to measure fair value. Level 3 measurement includes significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Although management believes that it uses a best estimate of information available to determine fair value, due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $13.8 million at September 30, 2009 from $12.6 million at June 30, 2009, an increase of $1.2 million, or 9.8%.  The nonperforming asset figures were significantly affected by one agricultural relationship which increased the amount of nonaccruing loans and leases at June 30, 2009.  Nonaccruing loans and leases decreased $733,000 from June 30, 2009 to September 30, 2009, to a total of $8.6 million.  Accruing loans and leases delinquent more than 90 days increased $1.7 million to $3.8 million at September 30, 2009 from $2.1 million at June 30, 2009, primarily attributable to one credit relationship.  Foreclosed assets increased $231,000 to $1.3 million at September 30, 2009, from $1.1 million at June 30, 2009.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, was 1.18% at September 30, 2009, which is an increase from 1.07% as reported at June 30, 2009.

Nonaccruing loans and leases decreased $733,000 to $8.6 million at September 30, 2009 compared to $9.4 million at June 30, 2009.  One agricultural relationship comprised most of the total nonaccruing loans and leases.  It consists of one loan totaling $32,000 secured by one- to four-family real estate, one loan totaling $740,000 secured by agricultural real estate, and four loans totaling $5.7 million secured by agricultural business assets.  The remaining loans and leases included in nonaccruing loans and leases at September 30, 2009 were 10 loans totaling $398,000 secured by one- to four-family real estate, two loans totaling $177,000 secured by commercial real estate, eight loans totaling $454,000 secured by commercial business assets, one agricultural business loan totaling $11,000, 26 leases totaling $759,000 secured by equipment, and 26 loans totaling $389,000 secured by consumer assets.

Accruing loans and leases delinquent more than 90 days increased 83.0% or $1.7 million, to $3.8 million at September 30, 2009 compared to $2.1 million at June 30, 2009.  Included in accruing loans and leases delinquent more than 90 days at September 30, 2009 were two loans totaling $192,000 secured by commercial real estate, six loans totaling $751,000 secured by agricultural real estate, seven loans totaling $1.9 million secured by commercial business assets, five loans totaling $513,000 secured by agricultural business assets, eight leases totaling $426,000 secured by equipment and seven loans totaling $50,000 unsecured overdraft and reserve accounts.

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

As of September 30, 2009, foreclosed assets increased by $231,000, or 21.3%, to $1.3 million as compared to $1.1 million at June 30, 2009.  The balance at September 30, 2009 consisted of $529,000 of one- to four-family collateral owned, $226,000 of leased equipment owned, $482,000 of agricultural collateral owned, and $79,000 of consumer collateral owned.

At September 30, 2009, the Company had designated $25.8 million of its assets as special mention and $20.3 million of its assets as classified that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  The Company also classified $10.0 million of trust preferred securities in accordance with OTS debt security classification guidelines.  At September 30, 2009 the Company had $13.3 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $1.6 million were classified.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes the September 30, 2009 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance the allowance existing at September 30, 2009 will be adequate in the future.

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

The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets
	September 30, 2009	June 30, 2009
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$430	$977
Commercial real estate	177	177
Commercial business	454	405
Equipment finance leases	759	272
Consumer	389	355
Agricultural	6,439	7,195
Total	8,648	9,381

Accruing loans and leases delinquent more than 90 days:
Commercial real estate	192	277
Commercial business	1,896	349
Equipment finance leases	426	264
Consumer	50	8
Agricultural	1,264	1,194
Total	3,828	2,092

Foreclosed assets:
One- to four-family	529	406
Equipment finance leases	226	105
Consumer	79	92
Agricultural	482	482
Total (1)	1,316	1,085

Total nonperforming assets (2)	$13,792	$12,558

Ratio of nonperforming assets to total assets (3)	1.18%	1.07%

Ratio of nonperforming loans and leases to total loans and leases (4) (5)	1.46%	1.32%

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

(5)  Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Three Months Ended September 30,
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$8,470	$5,933
Charge-offs:
One- to four-family	(83)	(1)
Commercial real estate	(4)	—
Commercial business	(5)	—
Equipment finance leases	(113)	—
Consumer	(150)	(191)
Total charge-offs	(355)	(192)

Recoveries:
One- to four-family	3	2
Commercial business	—	1
Consumer	42	52
Total recoveries	45	55

Net recoveries (charge-offs)	(310)	(137)

Additions charged to operations	343	387

Balance at end of period	$8,503	$6,183

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	0.99%	0.76%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	68.15%	205.48%

Ratio of net charge offs to average loans and leases for the year-to-date period (3)	0.14%	0.07%

(1)  Total loans and leases include loans held for sale.

(2)  Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)  Percentages for the three months ended September 30, 2009 and September 30, 2008 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by FASB Statement No. 114 (ASC Topic 310), “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of FASB Statement No. 5 (ASC Topic 450) “Accounting for Contingencies” and FASB Statement No. 114 calculations comprise the Company’s allowance for loan and lease losses.

	FAS 5	FAS 114	FAS 5	FAS 114
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan Type	September 30, 2009		June 30, 2009
	(Dollars in Thousands)

One- to four-family	$383	$—	$416	$—
Commercial real estate	1,093	15	1,110	—
Multi-family real estate	193	—	192	—
Commercial business	1,957	163	2,136	153
Equipment finance leases	384	—	409	—
Consumer	1,386	—	1,280	—
Agricultural	2,879	50	2,724	50
Total	$8,275	$228	$8,267	$203

FAS 114 Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan Type	September 30, 2009			June 30, 2009
	(Dollars in Thousands)

Commercial real estate	3	$192	15	3	177	$—
Commercial business	6	432	163	4	453	153
Agricultural	4	7,695	50	2	7,997	50
Total	13	$8,319	$228	9	$8,627	$203

The allowance for loan and lease losses was $8.5 million at September 30, 2009, as compared to $6.2 million at September 30, 2008.  The ratio of the allowance for loan and lease losses to total loans and leases was 0.99% at September 30, 2009, compared to 0.76% at September 30, 2008.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value (less a deduction for disposition costs).  Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

Although management believes it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.  Future additions to the Company’s allowances may result from periodic loan, property or collateral reviews which cannot be predicted in advance.

Comparison of the Three Months Ended September 30, 2009, and September 30, 2008

General.  The Company’s net income available to common shareholders was $855,000, or $0.21 in basic and $0.21 in diluted earnings per common share for the three months ended September 30, 2009, a $1.1 million decrease in earnings available to common shareholders compared to $2.0 million, or $0.50 in basic and $0.49 in diluted earnings per common share for the same period in the prior fiscal year.  For the three months ended September 30, 2009, the return on average equity and the return on average assets were 4.87% and 0.29%, respectively, compared to 12.12% and 0.70%, respectively, for the same period in the prior fiscal year.  As discussed in more detail below, the decrease to earnings was due primarily to the recording of net impairment credit losses of $1.9 million for the first quarter of fiscal 2010.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $14.6 million for the three months ended September 30, 2009 as compared to $15.8 million for the same period in the prior fiscal year, a decrease of $1.2 million or 7.6%.  This decrease was primarily the result of declining average yields on the interest earning assets.  Loans and leases receivable had an average yield of 5.75% for the three months ended September 30, 2009, which is 66 basis points less than the average yield of 6.41% for the three months ended September 30, 2008.  Investment securities also had a decline in average yield of 73 basis points when comparing the first quarter of fiscal 2010 against the same period of the prior year.  The average interest-earning assets for loans and leases receivables increased $45.7 million, or 5.7% to $851.4 million for the three months ended September 30, 2009, when compared to the three months ended September 30, 2008.  Investment securities decreased in average balance $4.6 million, or 2.0% to $225.3 million for the first quarter of fiscal 2010, when compared to the average balance of the same quarter of the prior fiscal year.  The net revenue decrease attributable to the overall declining yield and average volume was $411,000 and $53,000, respectively.

Interest Expense.  Interest expense was $5.9 million for the three months ended September 30, 2009 as compared to $7.1 million for the same period in the prior fiscal year, a decrease of $1.3 million or 17.6%.  A $1.6 million decrease in interest expense was the result of a decrease in the average rate paid of 1.92% on interest-bearing deposits for the three months ended September 30, 2009 compared to an average rate paid of 2.67% for the three months ended September 30, 2008.  Average balance of interest-bearing deposits increased by $46.7 million, or 6.9%, while average balance of FHLB advances and other borrowings decreased by $25.6 million, or 11.0% for the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008.  This net increase in volume partially offset the overall decrease in interest expense for interest-bearing deposits by $336,000.  The average rate paid on total interest-bearing liabilities was 2.42% for the three months ended September 30, 2009 as compared to 3.01% for the same period in fiscal 2009.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2009 increased $62,000 or 0.7%, to $8.8 million compared to $8.7 million for the same period in the prior fiscal year.  The net increase in volumes of interest-earning assets in excess of the increase volumes of interest-bearing liabilities resulted in a net increase in net interest income of $354,000 attributable to changes in volumes.  This was offset by the net effect of the reduction of rates for interest-earning assets in excess of the reduction of rates for interest-bearing liabilities and resulted in a net decrease in net interest income of $292,000 attributable to rates earned or paid.  The Company’s Net Interest Margin, TE was 3.24% for the three months ended September 30, 2009 as compared to 3.35% for the three months ended September 30, 2008.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the three months ended September 30, 2009, the Company recorded a provision for losses on loans and leases of $343,000 compared to $387,000 for the three months ended September 30, 2008.  See “Asset Quality and Potentially Problem Loans and Leases” for further discussion.

Noninterest Income.  Noninterest income was $1.7 million for the quarter ended September 30, 2009 compared to $3.0 million for the quarter ended September 30, 2008, a decrease of $1.4 million or 44.3%.  This decrease is due primarily to net impairment credit losses recognized in earnings of $1.9 million for the quarter ended September 30, 2009.   Net gain on sale of loans and net gain on sale of securities increased $245,000 and $453,000, respectively, to partially offset the decrease caused by the net impairment losses.

Net impairment credit losses recognized in earnings were $1.9 million for the quarter ended September 30, 2009.  The Company determined that a total of $3.9 million of losses due to other-than temporary impairments were incurred, of which $2.1 million were recognized in other comprehensive income.  The resulting net $1.9 million of credit loss was recognized as a reduction of other noninterest income.  Fees on deposits decreased $105,000 to $1.4 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, due largely to a decrease in NSF and overdraft fees of $224,000 and partially offset by an increase in point-of-sale interchange and ATM fee income of $139,000.  Loan servicing income decreased by $66,000 to $491,000 for the first quarter fiscal 2010 due primarily to increased servicing rights amortization expense recorded during the period based upon the Company’s quarterly analysis of portfolio prepayment experience.  Net gain on sale of loans increased $245,000 to $496,000 for the three months ended September 30, 2009 from $251,000 for the three months ended September 30, 2008, primarily due to an increase in mortgage loan activity and the related loan sales.  Gross proceeds from the securities sold at a gain were $11.1 million, resulting in a gain on sale of securities of $533,000 for the three months ended September 30, 2009.  This compares to gross proceeds of $7.3 million, resulting in a gain on sale of securities of $82,000 for the three months ended September 30, 2008.  There were no securities sold at a loss for the three months ended September 30, 2009 as compared to $2.3 million received in gross proceeds, which resulted in a net loss of $2,000 for the three months ended September 30, 2008.  The increase of gains on the sale of securities was due to the bank restructuring the portfolio for higher rates.

Noninterest Expense.  Noninterest expense was $8.9 million for the three months ended September 30, 2009 as compared to $8.4 million for the three months ended September 30, 2008, an increase of $546,000, or 6.5%.  The increase was primarily due to increases in healthcare costs included in compensation and employee benefits of $390,000, occupancy and equipment of $107,000, FDIC insurance of $184,000, and professional fees of $92,000.  These increases were partially offset by a decrease in net foreclosed real estate and other properties costs of $98,000.

Compensation and employee benefits were $5.2 million for the three months ended September 30, 2009, an increase of $42,000 or 0.8% when compared to the three months ended September 30, 2008.  Net healthcare costs, which are included in the total for compensation and employee benefits, increased $390,000, or 108.9% to $748,000 due to specific high dollar claims and general overall utilization.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.  Employee compensation increased $313,000, or 10.0%, while variable pay relating to employee incentives and commissions decreased $714,000, or 94.7%.  Employee compensation increased due to annual raises awarded and additional personnel since the three month period ended September 30, 2008.  Variable pay relating to employee incentive programs decreased due to a reduced change in performance outcomes through the first quarter of fiscal 2010.

Occupancy and equipment increased $107,000, or 11.0% to $1.1 million for the first three months ended September 30, 2009 as compared to the same period ended September 30, 2008.  During fiscal 2009, a new facility in Watertown, South Dakota was built and placed in service in July 2009.  This new facility and purchases of information technology equipment accounted for an increase of $107,000 when compared to the first quarter of fiscal 2009.

FDIC insurance premiums increased $184,000, to $325,000 for the first quarter of fiscal 2010, compared to the same period of fiscal 2009.  In the first quarter of fiscal 2009, the Bank applied previously unused credits in the payment of its insurance premiums.  The credits were fully utilized in the second quarter of fiscal 2009.

Professional fees increased $92,000, or 18.1% to $600,000 for the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009.  This increase is primarily attributed to increased audit, consulting and regulatory examination costs.

Income tax expense.  The Company’s income tax expense for the three months ended September 30, 2009 decreased to $302,000 compared to $973,000 for the same period in the prior fiscal year.  The effective tax rate was 26.10% and 33.01% for the three months ended September 30, 2009 and 2008, respectively.  Permanent tax differences were relatively constant when comparing the first quarters of fiscal 2010 and 2009, but the taxable income was lower in the first quarter of fiscal 2010, which created a lesser tax effective rate than anticipated.

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

Although in-market deposits is one of the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of September 30, 2009, the Bank had the following sources of additional borrowings:

•                  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•                  $10.0 million in an uncommitted, unsecured line of federal funds with Zion Bank;

•                  $64.5 million of available credit from the Federal Reserve Bank (after deducting outstanding borrowings with the Federal Reserve Bank); and

•                  $40.7 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA at September 30, 2009. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

In August 2009, the Bank executed an additional uncommitted, unsecured line of federal funds with Zions Bank. Currently, there are no funds drawn on this line of federal funds.

In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of September 30, 2009, the Bank had $25.8 million in out-of-market certificates of deposit.

The Company had a line of credit for $6.0 million with First Tennessee Bank, NA for liquidity needs, which was set to mature on September 30, 2009.  On September 30, 2009, the Company entered into a Loan Agreement (the “Loan Agreement”) with United Bankers’ Bank (the “Lender”) in order to refinance its outstanding borrowings of $5.966 million under its line of credit with First Tennessee Bank, NA (the “FTB Line of Credit”). Under the Loan Agreement, the Lender committed to lend to the Company an aggregate principal amount not to exceed $6.0 million. As of November 13, 2009, the Company had outstanding borrowings of $6.0 million under the Loan Agreement. The loan is evidenced by a promissory note, accrues interest at the United Bankers’ Bank Rate with a minimum interest rate of 4.75% per annum, and the principal balance (plus any accrued and unpaid interest) is due and payable in full on October 1, 2010. As of September 30, 2009, the United Bankers’ Bank Rate was 3.25%.

In connection with entering into the Loan Agreement, the Company also entered into a Commercial Pledge Agreement with the Lender, granting the Lender a first security interest in all of the stock of the Bank.  The Loan Agreement contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at September 30, 2009.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2009, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $51.6 million and to sell mortgage loans of $33.5 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At September 30, 2009, the Bank had one outstanding commitment to purchase $100,000 investment securities available for sale and no commitments to sell investment securities available for sale.

The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At September 30, 2009, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.57% at September 30, 2009.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 11.27% at September 30, 2009.

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

Recent Accounting Pronouncements

FASB Establishes Accounting Standards Codification™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our first quarter fiscal 2010 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. The Company adopted this guidance for financial assets and liabilities effective July 1, 2008 and for non financial assets and liabilities effective July 1, 2009.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

The Company adopted this update effective June 30, 2009 and the adoption did not have a material effect on the Company’s consolidated financial condition or results of operations or cash flow.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the second quarter of fiscal 2010.

Business Combinations and Noncontrolling Interests

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (ASC Topic 805). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. The Company adopted this guidance effective July 1, 2009 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC Topic 805-20). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC Topic 405). This updated guidance was effective July 1, 2009.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, (ASC Topic 810-10-65). This guidance requires companies to present noncontrolling (minority) interests as equity (as opposed to a liability) and provided guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, it requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests.  The Company does not currently have any non-controlling interest in the consolidated financial statements.  The Company adopted this guidance effective July 1, 2009.

Other Accounting Changes

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, (ASC Topic 810). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for interim and annual reporting periods beginning after November 15, 2009 and management is currently evaluating the impact of adopting this update on the Company’s consolidated financial condition, results of operations and cash flow.

On June 12 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This update is effective for interim and annual reporting periods beginning after November 15, 2009 and management is currently evaluating the impact of adopting this update on the Company’s consolidated financial condition, results of operations and cash flow.

In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715-20-65). This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC Topic 820 Fair Value Measurements and Disclosures. ASC 715-20-65 is effective for annual reporting periods ending after December 15, 2009 and the Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

During the first quarter of fiscal 2010, the FASB has issued several ASU’s — ASU No. 2009-02 through ASU No. 2009-15. Except for ASU No. 2009-05 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at September 30, 2009 and 2008, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for fiscal 2009 or that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2009 changed significantly when compared to June 30, 2009.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

September 30, 2009
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)
+300	$130,136	$10,102	8%
+200	129,045	9,011	8
+100	125,825	5,791	5
—	120,034	—	—
-100	112,835	(7,199)	(6)

September 30, 2008
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)
+300	$100,985	$(13,729)	(12)%
+200	107,505	(7,209)	(6)
+100	112,849	(1,865)	(2)
—	114,714	—	—
-100	110,129	(4,585)	(4)

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

Item 4.  Controls and Procedures

As of September 30, 2009, an evaluation was performed by the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.  There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  Other than as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2009.

Recently enacted legislation may not help stabilize the U.S. financial system and the phase-out of existing recovery programs may adversely impact the system.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008, or the Emergency Economic Stabilization Act, in response to the crisis in the financial sector. The Treasury and various banking regulators have implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. On February 17, 2009, the President signed into law the American Recovery and Reinvestment Act of 2009, or the American Recovery and Reinvestment Act. There can be no assurance, however, as to the actual impact that the Emergency Economic Stabilization Act or the American Recovery and Reinvestment Act, and the various programs implemented in association with these legislative efforts, will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced within the sector. The failure of the Emergency Economic Stabilization Act or American Recovery and Reinvestment Act and the associated programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material, adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities. Similarly, the premature termination, manner or timing of the phase-out of existing programs implemented to assist the U.S. financial system in recovering from the recent financial crisis could have a material adverse impact on our business, financial condition, results of operations, access to credit or the value of our securities.

The impact of pending legislation and regulatory changes on the U.S. financial services industry and the U.S. financial system may adversely affect our business.

The U.S. Congress, the Obama Administration and various industry and public interest groups are currently debating many aspects of the existing structure of the U.S. financial system, including regulatory restructuring; federal and national charter changes; issues involving systemic risk; appropriate capitalization levels; establishment of a new and independent Consumer Financial Protection Agency; permitting state regulators to supervise, oversee and/or enforce state laws on federal and nationally chartered depository institutions; the ability of federal and nationally chartered depository institutions to operate nationwide under a uniform set of federal laws; restrictions on mortgage lending, credit card lending and other areas affecting bank lending operations; laws impacting loan securitization and secondary mortgage lending activities; additional compliance laws that could impose new regulatory burdens on insured depository institutions; increased assessments on depository institutions to pay for industry supervision and oversight; and changes in holding company oversight and supervision could all have a material, adverse impact on the Bank’s and our business, financial condition, results of operations, access to credit or the value of our securities.

We recorded other-than-temporary impairment (“OTTI”) charges in our trust preferred securities (“TRUPS”) portfolio in the third and fourth quarters of 2009 and in the first quarter of 2010, and we could record additional losses in the future.

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

We held six TRUPS pools with an adjusted cost basis of $11.9 million and a fair value of $6.1 million at June 30, 2009. Rating downgrades on these investments occurred during fiscal year 2009, placing each in a below investment grade rating. Due to an inactive market for these securities, management utilized a “Level 3” fair value input according to Statement of Financial Accounting Standard No. 157, utilizing discounted cash flow methodologies to determine fair value and OTTI. During fiscal 2009, we determined that three debt securities exhibited OTTI. The aggregate OTTI losses recorded for the three securities for the fiscal year 2009 were $3.9 million, of which $3.5 million was recognized on the balance sheet in other comprehensive income, with the balance being $397,000 of credit loss recognized through earnings. The remaining difference between amortized cost basis and fair value of $2.3 million recognized in other comprehensive income is primarily attributable to the three TRUPS for which OTTI was not recognized for the fiscal year 2009.

At September 30, 2009, we carried the six TRUPS pools at an adjusted cost basis of $10.0 million and a fair value of $5.6 million. We determined that three debt securities exhibited OTTI of $3.9 million, of which $2.1 million was recognized on the balance sheet in other comprehensive income at September 30, 2009, with the balance being $1.9 million of credit loss recognized through earnings for the three-months ended September 30, 2009.

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

On September 30, 2009, we entered into a Loan Agreement (the “Loan Agreement”) with United Bankers’ Bank (the “Lender”) in order to refinance our outstanding borrowings of $5.966 million under our line of credit with First Tennessee Bank, NA (the “FTB Line of Credit”). Our borrowings under the FTB Line of Credit were scheduled to mature on September 30, 2009. Under the Loan Agreement, the Lender committed to lend to us an aggregate principal amount not to exceed $6 million. As of November 13, 2009, we had outstanding borrowings of $6.0 million under the Loan Agreement. The loan is evidenced by a promissory note, accrues interest at the United Bankers’ Bank Rate with a minimum interest rate of 4.75% per annum, and the principal balance (plus any accrued and unpaid interest) is due and payable in full on October 1, 2010. As of September 30, 2009, the United Bankers’ Bank Rate was 3.250%. To the extent we have to borrow funds from other institutional lenders to repay this indebtedness, our costs of funds, profitability and liquidity may be adversely affected.

We may look to sell production assets, such as mortgage loans, into the secondary market as a means to manage the size of our balance sheet and manage the use of our capital. The demand for these products in the capital markets is not driven by us and may not benefit us at the time we look to sell the loans.

Our liquidity, on a parent only basis, may be adversely affected by certain restrictions on receiving dividends from the Bank without prior regulatory approval.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, that was collected on September 30, 2009. In imposing the special assessment, the FDIC noted that additional special assessments may be imposed by the FDIC for future periods.

On November 12, 2009, the FDIC adopted a final rule that requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 would be used for 2010. That rate would be increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation would also assume a 5 percent annual growth rate, increased quarterly, through the end of 2012. Under the final rule, an institution will account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009. Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they do currently. The FDIC will notify any institution that the FDIC exempts, on its own initiative, from the prepaid assessment no later than November 23, 2009. In addition, an insured institution may apply before December 1, 2009, to the FDIC for an exemption from the prepayment requirement if the prepayment would significantly impair the institution’s liquidity, or otherwise create extraordinary hardship. The Bank does not plan to apply for an exemption nor do we anticipate that the FDIC will provide an exemption on its own initiative. Under the final rule, the FDIC stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking procedures provided by statute, and therefore, continued actions by the FDIC could significantly increase the Bank’s noninterest expense in fiscal 2010 and for the foreseeable future.

The Bank participates in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee program pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. The general termination date for the transaction account guarantee portion of the TLGP is December 31, 2009. To promote an orderly phase-out of the program, on August 26, 2009, the FDIC adopted a final rule extending the program for six months, through June 30, 2010. For institutions that choose to remain in the program, the fee will be raised and adjusted to reflect the institution’s risk profile. Any institution participating in the program that wished to opt out of the transaction account guarantee program extension was required to submit its opt-out election to the FDIC on or before November 2, 2009. The Bank has decided to remain in the program, and therefore will be subject to additional fees for the extended portion of the program. Continued actions by the FDIC could significantly increase the Bank’s noninterest expense in fiscal 2010 and for the foreseeable future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Regulation S-K Exhibit Number	Document
3.1

Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 from the Company’s Current Report on Form 8-K dated August 11, 2009, and filed with the SEC on August 17, 2009, file no. 033-44383).

3.2

Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 from the Company’s Current Report on Form 8-K dated October 15, 2008, and filed with the SEC on October 17, 2008, file no. 033-44383).

3.3

Certificate of Elimination of Series A Junior Participating Preferred Stock and Fixed Rate Cumulative Perpetual Preferred Stock, Series A of HF Financial Corp. (incorporated herein by reference to Exhibit 3.1 from the Company’s Current Report on Form 8-K dated August 11, 2009, and filed with the SEC on August 17, 2009, file no. 033-44383).

10.1

Loan Agreement, dated September 30, 2009, by and between the Company and United Bankers’ Bank (incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.2

Promissory Note, dated September 30, 2009, payable to United Bankers’ Bank (incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.3

Commercial Pledge Agreement, dated September 30, 2009, by and between the Company and United Bankers’ Bank (incorporated herein by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

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

HF Financial Corp.
(Registrant)

Date:	November 16, 2009	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2009	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002