Form 10-Q
period 2009-12-31
HF FINANCIAL CORP
filed 2010-02-05
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

As of February 2, 2010, there were 6,938,538 shares of the registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS, except share data)

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$38,706	$18,511
Securities available for sale	221,840	222,910
Federal Home Loan Bank stock	8,848	12,476
Loans held for sale	23,123	14,881

Loans and leases receivable	819,034	851,282
Allowance for loan and lease losses	(8,512)	(8,470)
Net loans and leases receivable	810,522	842,812

Accrued interest receivable	9,384	7,598
Office properties and equipment, net of accumulated depreciation	17,638	16,917
Foreclosed real estate and other properties	1,133	1,085
Cash value of life insurance	14,872	14,594
Servicing rights	12,351	11,768
Goodwill, net	4,951	4,951
Other assets	12,080	8,293
Total assets	$1,175,448	$1,176,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$863,388	$837,868
Advances from Federal Home Loan Bank and other borrowings	166,041	212,869
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	11,230	11,899
Accrued expenses and other liabilities	14,650	17,648
Total liabilities	1,083,146	1,108,121

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,021,993 and 6,109,437 shares issued at December 31, 2009 and June 30, 2009, respectively	90	61
Common stock subscribed for but not issued	—	224
Additional paid-in capital	44,142	22,911
Retained earnings, substantially restricted	82,643	80,735
Accumulated other comprehensive (loss), net of related deferred tax effect	(3,676)	(4,359)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at December 31, 2009 and June 30, 2009, respectively	(30,897)	(30,897)
Total stockholders’ equity	92,302	68,675
Total liabilities and stockholders’ equity	$1,175,448	$1,176,796

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest, dividend and loan fee income:
Loans and leases receivable	$12,352	$12,646	$24,695	$25,664
Investment securities and interest-earning deposits	1,995	2,920	4,285	5,733
	14,347	15,566	28,980	31,397
Interest expense:
Deposits	3,332	4,132	6,856	8,709
Advances from Federal Home Loan Bank and other borrowings	2,157	2,427	4,515	4,992
	5,489	6,559	11,371	13,701
Net interest income	8,858	9,007	17,609	17,696
Provision for losses on loans and leases	424	—	767	387

Net interest income after provision for losses on loans and leases	8,434	9,007	16,842	17,309

Noninterest income:
Fees on deposits	1,403	1,518	2,849	3,069
Loan servicing income	488	534	979	1,091
Gain on sale of loans, net	537	285	1,033	536
Trust income	207	153	464	375
Gain on sale of securities, net	603	45	1,136	125

Total other-than-temporary impairment losses	(1,663)	—	(2,081)	—
Portion of loss recognized in other comprehensive income comprehensive income (before taxes)	1,323	—	(117)	—
Net impairment losses recognized in earnings	(340)	—	(2,198)	—

Other	355	394	688	782
	3,253	2,929	4,951	5,978
Noninterest expense:
Compensation and employee benefits	5,139	5,828	10,302	10,949
Occupancy and equipment	1,100	1,012	2,184	1,989
FDIC insurance	335	122	660	263
Check and data processing expense	677	652	1,375	1,274
Professional fees	337	447	937	955
Marketing and community development	494	475	965	886
Foreclosed real estate and other properties, net	48	96	67	213
Other	649	544	1,238	1,050
	8,779	9,176	17,728	17,579

Income before income taxes	2,908	2,760	4,065	5,708

Income tax expense	947	914	1,249	1,887

Net income available to common shareholders	$1,961	$1,846	$2,816	$3,821

Comprehensive income	$1,401	$1,031	$3,499	$2,574

Basic earnings per common share:	$0.38	$0.46	$0.61	$0.96
Diluted earnings per common share:	0.38	0.46	0.61	0.95
Dividends declared per common share	0.11	0.11	0.23	0.23

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS, except share data)

(Unaudited)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities
Net income	$2,816	$3,821
Adjustments to reconcile net income to net cash (used in) operating activities
Provision for losses on loans and leases	767	387
Depreciation	1,005	842
Amortization of discounts and premiums on securities and other	1,451	955
Stock based compensation	369	194
Net change in loans held for resale	(7,209)	(4,695)
(Gain) on sale of loans, net	(1,033)	(536)
Realized (gain) on sale of securities, net	(1,136)	(125)
Other-than-temporary impairments recognized in noninterest income	2,198	—
(Gains) losses and provision-for-losses on sales of foreclosed real estate and other properties, net	7	17
Change in other assets and liabilities	(9,255)	(4,793)
Net cash (used in) operating activities	(10,020)	(3,933)

Cash flows from investing activities
Loan participations purchased	(1,320)	(969)
Net change in loans outstanding	32,329	(25,209)
Securities available for sale
Sales, maturities, repayments and adjustments	49,506	43,835
Purchases	(49,432)	(74,342)
Purchase of Federal Home Loan Bank stock	(13)	(5,565)
Redemption of Federal Home Loan Bank stock	3,641	4,334
Purchase of office properties and equipment	(1,726)	(1,046)
Purchase of servicing rights	(817)	(769)
Proceeds from sale of foreclosed real estate and other properties	265	405
Net cash provided by (used in) investing activities	32,433	(59,326)

Cash flows from financing activities
Net increase (decrease) in deposit accounts	25,520	(11,320)
Proceeds of advances from Federal Home Loan Bank and other borrowings	1,107,707	1,408,730
Payments on advances from Federal Home Loan Bank and other borrowings	(1,154,535)	(1,354,415)
Increase (decreases) in advances by borrowers	(669)	193
Proceeds from issuance of Preferred Stock	—	25,000
Proceeds from issuance of common stock	20,667	694
Cash dividends paid	(908)	(911)
Net cash provided by (used in) financing activities	(2,218)	67,971

Increase in cash and cash equivalents	20,195	4,712
Cash and cash equivalents
Beginning	18,511	21,170
Ending	$38,706	$25,882

Supplemental Disclosures of Cash Flows Information
Cash payments for interest	$12,449	$15,147
Cash payments for income and franchise taxes, net	1,318	1,669

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

Management has evaluated subsequent events for potential disclosure or recognition through February 5, 2010, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

NOTE 2—REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at December 31, 2009:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$58,507	5.00%
Actual	103,645	8.86
Excess over required	45,138	3.86

Total Risk-based capital (to risk-weighted assets):
Required	$94,513	10.00%
Actual	111,862	11.84
Excess over required	17,349	1.84

NOTE 3—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. The weighted average number of basic common shares outstanding for the three months ended December 31,

2009 and 2008 was 5,201,869 and 4,007,870, respectively.  The weighted average number of basic common shares outstanding for the six months ended December 31, 2009 and 2008 was 4,616,130 and 3,989,962, respectively.

Dilutive earnings per common share is similar to the computation of basic earnings per common share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended December 31, 2009 and 2008 was 5,204,102 and 4,023,791, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the six months ended December 31, 2009 and 2008 was 4,622,984 and 4,019,280, respectively.

NOTE 4—INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	December 31, 2009				December 31, 2008
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$2,632	$26	$—	$2,658	$6,373	$435	$—	$6,808
Federal Home Loan Bank	—	—	—	—	1,500	23	—	1,523
Municipal bonds	13,944	373	(64)	14,253	13,862	145	(255)	13,752
Trust preferred securities	9,701	—	(5,488)	4,213	12,310	—	(5,336)	6,974
	26,277	399	(5,552)	21,124	34,045	603	(5,591)	29,057

Equity securities:
FNMA	—	—	—	—	8	—	(8)	—
Federal Ag Mortgage	7	—	(4)	3	7	—	(5)	2
Other investments	253	—	—	253	253	—	—	253
	260	—	(4)	256	268	—	(13)	255

Residential mortgage- backed securities	197,559	3,614	(713)	200,460	224,443	2,881	(2,247)	225,077
	$224,096	$4,013	$(6,269)	$221,840	$258,756	$3,484	$(7,851)	$254,389

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

The following table presents the fair value and age of gross unrealized losses by investment category at December 31, 2009:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
Municipal bonds	$1,660	$(11)	$1,879	$(53)	$3,539	$(64)
Trust preferred securities	—	—	4,213	(5,488)	4,213	(5,488)
	1,660	(11)	6,092	(5,541)	7,752	(5,552)
Equity securities:
Federal Ag Mortgage	3	(4)	—	—	3	(4)
	3	(4)	—	—	3	(4)
Residential mortgage-backed securities	36,782	(272)	18,206	(441)	54,988	(713)
	$38,445	$(287)	$24,298	$(5,982)	$62,743	$(6,269)

For the three months ended December 31, 2009, gross proceeds from the securities sold at a gain were $13.1 million, resulting in a gain on sale of securities of $603,000.  This compares to gross proceeds of $5.5 million, resulting in a gain on sale of securities of $90,000 for the three months ended December 31, 2008.  There were no securities sold at a loss for the three months ended December 31, 2009 as compared to $6.0 million received in gross proceeds, which resulted in a net loss of $45,000 for the three months ended December 31, 2008.

For the six months ended December 31, 2009, gross proceeds from the securities sold at a gain were $24.2 million, resulting in a gain on sale of securities of $1.1 million.  This compares to gross proceeds of $12.8 million, resulting in a gain on sale of securities of $172,000 for the six months ended December 31, 2008.  There were no securities sold at a loss for the six months ended December 31, 2009 as compared to $8.3 million received in gross proceeds, which resulted in a net loss of $47,000 for the six months ended December 31, 2008.

The unrealized losses reported for municipal bonds relate to 22 municipal general obligation or revenue bonds.  The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes.  Management does not believe any individual unrealized losses as of December 31, 2009, represent an other-than-temporary impairment for these investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for residential mortgage-backed securities relate to 49 securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government.  Residential mortgage-backed securities also include one “private-label” collateralized mortgage obligation with an amortized amount of $2.0 million, which has maintained its AAA rating as of December 31, 2009.  Management does not believe any of these unrealized losses as of December 31, 2009, represent an other-than-temporary impairment for those investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for trust preferred securities are attributable to six rated pooled securities. Rating downgrades regarding these investments have occurred placing each in a below investment grade rating. The securities have an amortized cost of $1.9 million rated Caa3, $2.4 million rated Caa1, and $5.4 million rated Ca.  The market for these securities is currently inactive. The CUSIPs of the trust preferred securities are 74042TAE1 rated Caa3, 740417AB6 and 74042CAE8 rated Caa1, and 74041EAC9, 74041RAB2, and 55312HAE9 rated Ca. The Company performed assessments of available information for each security during the second quarter ended December 31, 2009, and also considered factors such as overall deal structure and its position within the structure, quality of underlying issuers within each pool, defaults and recoveries, loss severities and prepayments. Based upon scenarios developed in regard to this information, management compared the present value of best estimates of cash flows expected to be collected from each security at the security’s effective interest rate to the amortized cost basis of each security. Management determined that three trust preferred securities exhibited an other-than-temporary impairment. The difference between the present value of cash flows and the amortized cost basis for each of the three securities was recorded as credit loss impairment and recognized in earnings in the amount of $340,000. The amortized cost basis of the three securities was reduced by the amount of credit loss. The remaining impairment amount related to other factors of $1.3 million was recognized in other comprehensive income, net of applicable taxes. The unrealized losses on these trust preferred securities can primarily be attributed to changes in credit spreads since the securities were acquired. See Note 13 “Financial Instruments” for additional information related to the determination of fair value. The Company does not have the intent to sell these six securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value. Within this segment, five securities with amortized cost of $7.9 million are quarterly variable-rate securities tied to 3-month LIBOR.

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses charged to earnings:

Six Months Ended
December 31, 2009
(Dollars in Thousands)
Beginning balance of credit losses on securities held as of July 1, 2009 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$405

Credit losses for which an other-than-temporary impairment was not previously recognized	50

Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	2,148

Ending balance of credit losses on securities held as of December 31, 2009 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$2,603

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	At December 31, 2009
					TOTAL
	Less than	1 to 5	5 to 10	Over 10	Amortized	Fair
	1 Year	Years	Years	Years	Cost	Values
	(Dollars in Thousands)
U.S. government agencies & corporations	$1,128	$1,504	$—	$—	$2,632	$2,658
Municipal bonds	730	4,037	6,600	2,577	13,944	14,253
Trust preferred securities	—	—	—	9,701	9,701	4,213
Residential mortgage- backed securities	—	3,775	20,789	172,995	197,559	200,460
Total investment securities	$1,858	$9,316	$27,389	$185,273	$223,836	$221,584

NOTE 5—LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

The following tables summarize the activity in, and the main assumptions used to estimate the amortization of servicing rights:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Dollars in Thousands)

Balance, beginning	$11,998	$11,426	$11,768	$11,189
Additions	775	373	1,429	958
Amortization	(422)	(387)	(846)	(735)
Balance, ending	$12,351	$11,412	$12,351	$11,412

Servicing fees received	$910	$920	$1,825	$1,825
Balance of loans serviced at:
Beginning of period	1,073,658	1,016,293	1,046,600	994,065
End of period	1,111,380	1,033,884	1,111,380	1,033,884

Amortization of servicing rights is adjusted each quarter as the result of the evaluation of historical prepayment activity.  For the second quarter ended December 31, 2009 and 2008, the constant prepayment rates (CPR) used to calculate the amortization was 10.57% and 10.09%, respectively.  Management utilized a discount rate of 10.00% for valuation purposes for both periods.

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

	Three Months Ended December 31,
	2009			2008
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$9,349	$(491)	$8,858	$9,460	$(453)	$9,007
Provision for losses on loans and leases	(424)	—	(424)	—	—	—
Non-interest income	3,183	70	3,253	2,847	82	2,929
Intersegment non-interest income	(24)	(37)	(61)	(26)	(35)	(61)
Non-interest expense	(8,365)	(414)	(8,779)	(8,723)	(453)	(9,176)
Intersegment non-interest expense	—	61	61	—	61	61
Income (loss) before income taxes	$3,719	$(811)	$2,908	$3,558	$(798)	$2,760

Total assets at December 31	$1,158,655	$16,793	$1,175,448	$1,148,150	$25,002	$1,173,152

	Six Months Ended December 31,
	2009			2008
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$18,590	$(981)	$17,609	$18,578	$(882)	$17,696
Provision for losses on loans and leases	(767)	—	(767)	(387)	—	(387)
Non-interest income	4,765	186	4,951	5,778	200	5,978
Intersegment non-interest income	(48)	(76)	(124)	(64)	(57)	(121)
Non-interest expense	(16,895)	(833)	(17,728)	(16,773)	(806)	(17,579)
Intersegment non-interest expense	—	124	124	—	121	121
Income (loss) before income taxes	$5,645	$(1,580)	$4,065	$7,132	$(1,424)	$5,708

Total assets at December 31	$1,158,655	$16,793	$1,175,448	$1,148,150	$25,002	$1,173,152

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Dollars in Thousands)

Service cost	$142	$118	$284	$237
Interest cost	143	120	287	240
Amortization of prior losses	46	16	91	31
Expected return on plan assets	(139)	(139)	(278)	(253)
Total costs recognized in expense	$192	$115	$384	$255

The Company previously disclosed in its consolidated financial statements for fiscal 2009, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for fiscal 2009, that it contributed $2.35 million to fund its qualified pension plan.  During the second quarter of the fiscal 2010, the Company made contributions of $425,000 to fund its qualified pension plan.  The Company anticipates no additional contributions will be made in fiscal 2010.

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

	Fiscal Years Ended June 30,
	2010	2009
	(Dollars in Thousands)

Quarter ended September 30	$748	$358
Quarter ended December 31	311	945
Quarter ended March 31	—	704
Quarter ended June 30	—	555
Net healthcare costs	$1,059	$2,562

NOTE 9—STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used for grants in the six months ended December 31:

	2009	2008

Expected volatility	22.00%	19.00%
Expected dividend yield	3.61%	3.06%
Risk-free interest rate	2.35%	2.87%
Expected term (in years)	5	5

Stock option activity for the six months ended December 31, 2009 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Beginning balance	139,919	$12.89
Granted	—	—
Forfeited	—	—
Exercised	—	—
Ending balance	139,919	$12.89	3.52	$16,875

Vested and exercisable	139,919	$12.89	3.52	$16,875

Stock appreciation rights activity for the six months ended December 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value

Beginning balance	87,650	$15.35
Granted	115,747	12.48
Forfeited	(2,084)	15.38
Exercised	—	—
Ending balance	201,313	$13.70	9.00	$—

Vested and exercisable	35,463	$15.62	7.69	$—

The total intrinsic value of options exercised during the six months ended December 31, 2009 and 2008 was $0 and $174,000, respectively.  Cash received from the exercise of these options was $0 and $501,000, respectively, and the related tax benefit realized for the tax deductions from cashless option exercises totaled $0 and $700, respectively.  The weighted-average grant date fair value of stock appreciation rights (SARs) granted during the six months ended December 31, 2009 and 2008 was $1.75 and $2.06, respectively.  The total unrecognized compensation cost related to nonvested SARs awards at December 31, 2009 was $303,000.  The unrecognized cost at December 31, 2009 is expected to be recognized over a weighted average period of 32 months.

Nonvested share activity for the six months ended December 31 follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance, beginning	90,708	$15.81	121,746	$16.57
Granted	38,062	10.80	23,602	13.33
Vested	(55,403)	15.30	(48,982)	16.43
Forfeited	(506)	16.53	(1,305)	16.95

Nonvested balance, ending	72,861	$13.58	95,061	$15.83

Pretax compensation expense recognized for nonvested shares for the six months ended December 31, 2009, and 2008 was $276,000 and $179,000, respectively.  The tax benefit for the six months ended December 31, 2009, and 2008 was $94,000 and $61,000, respectively.  Annually, the expected forfeiture rate is considered and a cumulative amortization adjustment is recorded to compensation expense if necessary.  During the second quarter of fiscal 2010, the expected forfeiture rate was changed to 14%, down from 22% from the evaluation in the second quarter of fiscal 2009, based upon historical employee turnover and expectations about the future.  This resulted in a pretax cumulative adjustment to increase compensation expense totaling $103,000.  This compares to a pretax adjustment to decrease compensation expense totaling $34,000 recognized in the second quarter of fiscal 2009, when the forfeiture rate increased from 19% to 22%.  As of December 31, 2009, there was $566,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 21 months.  The total fair value of shares vested during the six months ended December 31, 2009 and 2008 was $673,000 and $805,000, respectively.

In association with the 2002 Option Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the second quarter of fiscal 2010, 19,626 shares of nonvested stock were awarded.  Nonvested shares vest on the first anniversary of the date of grant.  As of December 31, 2009, there was $181,000 of total unrecognized compensation cost related to nonvested shares, which are expected to be recognized over the remaining 12 months.  For the six months ended December 31, 2009, amortization expense was recorded in the amount of $60,000.

These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for fiscal 2009, under Note 16 of “Notes to Consolidated Financial Statements.”

NOTE 10—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

On December 19, 2002, the Company issued 5,000 shares totaling $5.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust III. Trust III was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust III. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond January 7, 2033. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities must be redeemed on January 7, 2033; however, the Company has the option to shorten the maturity date as the call option date has passed. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

On September 25, 2003, the Company issued 7,000 shares totaling $7.0 million of Company Obligated Mandatorily Redeemable Preferred Securities of Trust IV. Trust IV was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust IV. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus 3.10% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 8, 2033. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities must be redeemed on October 8, 2033; however, the Company has the option to shorten the maturity date as the call option date has passed. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

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

During the first quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%.  The fair value of the derivative was a $491,000 unrealized loss at December 31, 2009.

During the fourth quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $7.0 million notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 6.19%.  The fair value of the derivative was a $222,000 unrealized loss at December 31, 2009.

During the first quarter of fiscal 2009, the Company entered into an interest rate swap agreement with a $3.0 million notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%.  The Company also entered into an interest rate swap agreement with a $2.0 million notional amount to convert the remaining portion of variable rate Trust Preferred III security into a fixed rate instrument for a term of four years at a fixed rate of 6.91%.  The fair value of the $3.0 million notional amount derivative was a $135,000 unrealized loss, while the fair value of the $2.0 million notional amount derivative was a $107,000 unrealized loss at December 31, 2009.

During the second quarter of fiscal 2010, the Company entered into three interest rate swap agreements with notional amounts totaling $22.0 million to convert the variable-rate attributes of trust preferred debt into fixed-rate instruments through forward-starting swaps.  The $10.0 million notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.68%, effective December 1, 2011 for Trust Preferred V.  The $7.0 million notional amount fixed-rate instrument has a term of three years at a fixed rate of 5.93%, effective January 8, 2011 for Trust Preferred IV. The $5.0 million notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.95%, effective October 1, 2012 for Trust Preferred VI.  The fair value of the $10.0 million, $7.0 million and $5.0 million notional amount derivatives were unrealized gains of $222,000, $91,000, and $98,000, respectively, at December 31, 2009.

No gain or loss was recognized in earnings for the six months ended December 31, 2009, and 2008 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of December 31, 2009, are expected to be reclassified into earnings during the current fiscal year.  See Note 12 “Accumulated Other Comprehensive Loss” for amounts reported as other comprehensive loss.

The Company posted $1.8 million in cash under collateral arrangements as of December 31, 2009, to satisfy collateral requirements associated with our interest rate swap contracts.

The following table summarizes the derivative financial instruments utilized as of December 31, 2009:

	Balance	Notional	Estimated Fair Value
Cash flow hedge	Sheet Location	Amount	Gain	Loss
		(Dollars in Thousands)

Interest rate swap contracts	Accumulated other comprehensive loss	$39,000	$411	$(954)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of December 31, 2009:

		Average
	Notional	Maturity	Fair	Weighted Average Rate
Liability conversion swaps	Amount	(years)	Value	Receive	Pay
	(Dollars in Thousands)

Interest rate swap contracts	$39,000	4.3	$(543)	3.0%	6.1%

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Dollars in Thousands)

Net income	$1,961	$1,846	$2,816	$3,821
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	(1,663)	—	(2,081)	—
Change in unrealized gain (losses) on other securities available for sale	482	(322)	1,684	(906)
Reclassification adjustment:
Net impairment credit loss recognized in earnings	340	—	2,198	—
Security (gains) recognized in earnings	(603)	(45)	(1,136)	(125)
Net unrealized gains (losses)	(1,444)	(367)	665	(1,031)
Income tax benefit (expense)	550	138	(252)	391
Other comprehensive income (loss) on securities available for sale	(894)	(229)	413	(640)

Defined benefit plan:
Other comprehensive (loss) on defined benefit plan	—	—	—	—
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	505	(888)	409	(920)
Income tax benefit (expense)	(171)	302	(139)	313
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	334	(586)	270	(607)
Total other comprehensive income (loss)	(560)	(815)	683	(1,247)
Comprehensive income	$1,401	$1,031	$3,499	$2,574

Cumulative other comprehensive (loss) balances were:

Unrealized loss on securities available for sale, net of related tax effect of $858 and $1,659			$(1,398)	$(2,707)
Unrealized loss on defined benefit plan, net of related tax effect of $1,177 and $523			(1,920)	(853)
Unrealized loss on cash flow hedging activities, net of related tax effect of $185 and $354			(358)	(687)
			$(3,676)	$(4,247)

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

Off-balance sheet instruments - Loan commitments are negotiated at current market rates and are relatively short-term in nature.  Therefore, the estimated value of loan commitments approximates the face amount.  Rates for these commitments are set at time of loan closing, such that no adjustment is necessary to reflect these commitments at market value.

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

Estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial Assets
Cash and cash equivalents	$38,706	$38,706	$18,511	$18,511
Securities	221,840	221,840	222,910	222,910
Federal Home Loan Bank Stock	8,848	8,848	12,476	12,476
Loans and leases	833,645	836,367	857,693	863,453
Accrued interest receivable	9,384	9,384	7,598	7,598
Servicing rights	12,351	15,660	11,768	15,055
Interest rate swap contracts	(543)	(543)	(952)	(952)

Financial liabilities
Deposits	863,388	869,693	837,868	844,243
Borrowed funds	166,041	172,404	212,869	219,249
Subordinated debentures payable to trusts	27,837	12,323	27,837	9,990
Accrued interest payable and advances by borrowers for taxes and insurance	15,674	15,674	17,421	17,421

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at December 31, 2009:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in Thousands)

Securities available for sale	$3	$217,624	$4,213	$221,840
Interest rate swap contracts	—	(543)	—	(543)
Total assets	$3	$217,081	$4,213	$221,297

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

4.               For third party valuation, the expected cash flows for each scenario are discounted at 3-month Libor plus 300 basis points.  Management scenarios of the best estimates of expected cash flows were discounted to calculate the present value of the security.  Management considered a range of discount rates based upon three factors:  (1) 3-Month Libor or a risk-free rate based on the rate of return on government debt securities,

(2) the credit spread for BBB Bank Corporate Debt Indices, and (3) a liquidity or “risk premium” of 200 basis points.

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

The following table reconciles the beginning and ending balances of securities available for sale that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended	Six Months Ended
	December 31, 2009
	(Dollars in Thousands)
Beginning balance	$5,649	$6,051
Total realized/unrealized gains (losses)
Included in earnings	(340)	(2,198)
Included in other comprehensive loss	(1,113)	336
Purchases, issuances, (paydowns) and (sales)	17	24
Transfers into or (out) of Level 3	—	—
Ending balance	$4,213	$4,213

The table below presents the Company’s assets subject to the nonrecurring fair value measurements by level within the hierarchy at December 31, 2009:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable	Fiscal 2010
	Markets	Inputs	Inputs	Incurred
	(Level 1)	(Level 2)	(Level 3)	Losses
	(Dollars in Thousands)

Loans held for sale	$—	$23,123	$—	$—
Impaired loans	—	7,691	103	—
Mortgage servicing rights	—	—	12,351	—
Foreclosed assets	—	—	—	7

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

Executive Summary

The Company’s net income available to common shareholders for the second quarter of fiscal 2010 was $2.0 million, or $0.38 in diluted earnings per common share, compared to $1.8 million, or $0.46 in diluted earnings per common share, for the second quarter of fiscal 2009.  The Company’s net income available to common shareholders for the six months ended December 31, 2009 was $2.8 million, or $0.61 in diluted earnings per common share, compared to $3.8 million, or $0.95 in diluted earnings per common share, for the six months ended December 31, 2008.

Net interest income for the first six months of fiscal 2010 was $17.6 million, a decrease of $87,000, or 0.5%, compared to the same period a year ago.  For the six months ended December 31, 2009, average interest-earning assets and average interest-bearing liabilities increased 2.5% and 1.3%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 5.29% in the first six months of fiscal 2010, compared to 5.88% a year ago, a decrease of 59 basis points.  For the same period, interest-bearing cost of funds decreased to 2.35%, compared to 2.87%, a decrease of 52 basis points.

The net interest margin on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the six months ended December 31, 2009 was 3.27%, compared to 3.37% for the same period a year ago, a decrease of 10 basis points. A sustained overall decline in the interest rate yield curve affected the yield for the interest-earning assets and the interest-bearing liabilities, while the average balances for these categories increased over the comparable period of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

The allowance for loan and lease losses increased $42,000 to $8.5 million at December 31, 2009, compared to June 30, 2009.  The ratio of allowance for loan and lease losses to total loans and leases was 1.01% as of December 31, 2009 compared to 0.98% at June 30, 2009.  Total nonperforming assets at December 31, 2009 were $16.2 million as compared to $12.6 million at June 30, 2009, an increase of $3.6 million.  The ratio of nonperforming assets to total assets increased to 1.38% at December 31, 2009, compared to 1.07% at June 30, 2009.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history over 12, 36, and 60 month time periods, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.  Management intends to continue its disciplined credit administration and loan underwriting processes and to remain focused on the creditworthiness of new loan originations.  Management believes that it has identified the most significant non-performing assets in its loan portfolio and is working to resolve the credit issues related to these assets to obtain the most favorable outcome for the Company.

The Company held $9.7 million in trust preferred securities at December 31, 2009 that are currently impaired under applicable accounting rules.  These are comprised of pooled securities issued primarily by banks throughout the United States, and were downgraded by Moody’s during the 2009 fiscal year.  The Company performed analysis to determine if any of the securities had a credit loss by estimating if any of the cash flows are not expected to be received as contracted.  Based upon the analysis, the Company recognized total other-than-temporary impairment credit losses of $2.1 million for four trust preferred securities for the six months ended December 31, 2009.  The difference between the present value of cash flows and the amortized cost basis for each of the four securities was recorded as credit loss impairment and recognized in earnings for a total of $2.2 million. The amortized cost basis of the four securities was reduced by the amount of credit loss. The remaining amount of change in the fair value related to other factors was an increase of $117,000 and is recognized in other comprehensive income, net of applicable taxes.

Total deposits at December 31, 2009 were $863.4 million, an increase of $25.5 million, or 3.0%, from June 30, 2009.  During the six month period, public fund account balances decreased $25.9 million which are categorized in multiple categories of deposits.  In-market certificates of deposit increased a total of $19.8 million from $401.3 million to $421.1 million for the six month period, due in part to customer preference for higher yielding term deposit products.  The primary factor affecting interest expense was the decrease in the average rates paid on total deposits for the six month period ended December 31, 2009 of 1.86% compared to 2.52% for the six month period ended December 31, 2008.

During the second quarter of fiscal 2010, the Company issued 2.875 million shares of its common stock at a public offering price of $8.00 per share, for gross proceeds of $23.0 million. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses totaled approximately $20.7 million.  Per share earnings calculations were based on a diluted weighted average shares outstanding of 5.20 million shares versus 4.02 million shares in the comparable period in fiscal 2009.

On January 25, 2010, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the second quarter of fiscal 2010.  The dividend will be paid on February 12, 2010 to stockholders of record on February 5, 2010.

The total risk-based capital ratio of 11.84% at December 31, 2009, increased by 79 basis points from 11.05% at June 30, 2009.  This continues to place the Bank in the “well-capitalized” category within OTS regulation at December 31, 2009 and is consistent with the “well-capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

Noninterest income was $5.0 million for the six months ended December 31, 2009 compared to $6.0 million for the same period in the prior fiscal year, a decrease of $1.0 million or 17.2%.  This decrease is due primarily to net impairment credit losses recognized in earnings of $2.2 million for the six months ended December 31, 2009.   Net gain on sale of loans and net gain on sale of securities increased $497,000 and $1.0 million, respectively, to partially offset the decrease for the comparable period.

Noninterest expense was $17.7 million for the six months ended December 31, 2009 as compared to $17.6 million for the six months ended December 31, 2008, an increase of $149,000, or 0.8%.  The increase was attributed to  an increase in FDIC insurance premiums and occupancy and equipment of $397,000 and $195,000, respectively.  The increase in noninterest expense was neutralized by a decrease in compensation and employee benefits of $647,000, which was attributed primarily to performance-based incentive pay and healthcare cost decreases.

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Recent bank failures have decreased the DIF to levels below its required reserve ratio.  In order to replenish the DIF, the FDIC has increased deposit insurance premiums to a level designed to restore the DIF to required levels within seven years, and the Company paid a one-time special assessment of $535,000 on September 30, 2009, based upon deposits at June 30, 2009.  This assessment was accrued in the fourth quarter of fiscal 2009.  In addition, on November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar 2009, and the entire calendar years of 2010, 2011, and 2012.  On December 30, 2009, the Company paid $4.9 million of which $4.3 million was recorded as a prepaid asset and will be proportionally expensed over the future periods.  The FDIC may impose additional special assessments which would be recorded as they are incurred.  The FDIC also instituted the Transaction Account Guarantee Program (“TAGP”).  The TAGP extended the FDIC’s insurance to full coverage of non-interest bearing transaction accounts for participating institutions through June 30, 2010 at an annualized rate of 10 basis points on deposit balances in excess of the $250,000 insurance limit currently in place.  The Bank is a participant in the TAGP, but does not expect this program to have a material impact on the FDIC assessment.  The Bank had previously paid assessments under the Savings Association Insurance Fund (“SAIF”) and was eligible for certain credit against deposit insurance assessments when SAIF was merged into the DIF in 2005.  This credit had offset the majority of the Bank’s FDIC premium expense in past fiscal years, but was fully utilized during the second quarter of fiscal 2009.  As a result of these factors, the Bank is anticipating an increase in deposit insurance premiums in the first three quarters of fiscal 2010 as compared to the same period of fiscal 2009.

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

Financial Condition Data

At December 31, 2009, the Company had total assets of $1.2 billion, and exhibited a decrease of $1.3 million from the level at June 30, 2009.  The decrease in assets in the six months of fiscal 2010 was due primarily to a decrease in net loans and leases receivable of $32.3 million and was partially offset by an increase of cash and cash equivalents and loans held for sale of $20.2 million and $8.2 million, respectively.  Total liabilities decreased $25.0 million at December 31, 2009 as compared to June 30, 2009.  This decrease was primarily due to decreases in advances from the FHLB and other borrowings of $46.8 million and was partially offset by an increase in deposits of $25.5 million.  Stockholders’ equity increased $23.6 million to $92.3 million at December 31, 2009 from $68.7 million at June 30, 2009, due primarily to the equity offering in November 2009 and current earnings.

The decrease in net loans and leases receivable of $32.3 million at December 31, 2009 as compared to June 30, 2009, was primarily the result of decreases in commercial business and real estate loans of $27.7 million and one-to four-family loans of $9.7 million.  Commercial business lines available to customers continued to increase, though overall utilization decreased.  These decreases were partially offset by an increase in agricultural loans of $3.8 million at December 31, 2009 as compared to June 30, 2009.  Loans held for sale increased $8.2 million at December 31, 2009, as compared to June 30, 2009, due primarily to seasonal fluctuation of student loan activity and increased single family loan production activity.

Cash and cash equivalents increased $20.2 million at December 31, 2009 as compared to June 30, 2009.  See the Consolidated Statement of Cash Flows for an in-depth analysis in the change in cash and cash equivalents for the six months ended December 31, 2009.

Deposits increased $25.5 million at December 31, 2009 as compared to June 30, 2009.  Public fund account balances decreased $25.9 million to $156.6 million at December 31, 2009 from $182.5 million at June 30, 2009, as a result of seasonal fluctuations typical with these types of municipal deposits.  In-market certificates of deposit increased $19.8 million to $421.1 million from $401.3 million for the fiscal year, while out-of-market certificates of deposit decreased $2.4 million to $18.6 million at December 31, 2009.

Advances from the FHLB and other borrowings decreased $46.8 million at December 31, 2009 as compared to June 30, 2009. This decrease was primarily the result of a net decrease in net loans and leases receivable of $32.3 million combined with the net proceeds from the equity offering of approximately $20.7 million.

Stockholders’ equity increased $23.6 million at December 31, 2009 when compared to June 30, 2009.  This increase was due primarily to the underwritten public offering in November 2009, whereby the Company issued 2.875 million shares of its common stock at a public offering of $8.00 per share, for gross proceeds of $23.0 million. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses totaled approximately $20.7 million.  The increase in stockholders’ equity was also attributed to the net income available to common shareholders for the six months ended December 31, 2009 of $2.8 million.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

Loan and Lease Portfolio Composition

	December 31, 2009		June 30, 2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$75,176	9.18%	$84,849	9.97%
Commercial business and real estate (2)	294,723	35.98	322,416	37.87
Multi-family real estate	47,800	5.84	48,342	5.68
Equipment finance leases	13,172	1.61	16,010	1.88
Consumer direct (3)	118,856	14.51	116,777	13.72
Consumer indirect (4)	13,912	1.70	21,394	2.51
Agricultural	235,140	28.71	231,315	27.17
Construction	20,255	2.47	10,179	1.20
Total loans and leases receivable (5)	$819,034	100.00%	$851,282	100.00%

(1)          Excludes $17,652 and $8,888 loans held for sale at December 31, 2009 and June 30, 2009, respectively.

(2)          Includes $2,706 and $2,810 tax exempt leases at December 31, 2009 and June 30, 2009, respectively.

(3)          Excludes $5,471 and $5,993 student loans held for sale at December 31, 2009 and June 30, 2009, respectively.

(4)          The Company announced Consumer Indirect originations ceased during the first quarter of Fiscal 2008.

(5)          Includes deferred loan fees and discounts.

Deposit Composition

	December 31, 2009		June 30, 2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$93,254	10.80%	$94,067	11.23%
Interest bearing checking accounts	99,921	11.57	94,846	11.32
Money market accounts	147,734	17.11	145,214	17.33
Savings accounts	82,816	9.59	81,417	9.72
In-market certificates of deposit	421,052	48.77	401,291	47.89
Out-of-market certificates of deposit	18,611	2.16	21,033	2.51
Total deposits	$863,388	100.00%	$837,868	100.00%

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

	Three Months Ended December 31,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$849,032	$12,352	5.77%	$819,530	$12,646	6.12%
Investment securities (2) (3)	221,444	1,891	3.39%	238,971	2,883	4.79%
FHLB stock	11,922	104	3.46%	12,069	37	1.22%

Total interest-earning assets	1,082,398	$14,347	5.26%	1,070,570	$15,566	5.77%
Noninterest-earning assets	80,938			67,481
Total assets	$1,163,336			$1,138,051

Interest-bearing liabilities:
Deposits:
Checking and money market	$217,238	$291	0.53%	$236,596	$559	0.94%
Savings	68,999	63	0.36%	64,029	127	0.79%
Certificates of deposit	447,988	2,978	2.64%	388,650	3,446	3.52%
Total interest-bearing deposits	734,225	3,332	1.80%	689,275	4,132	2.38%
FHLB advances and other borrowings	193,339	1,697	3.48%	233,474	1,947	3.31%
Subordinated debentures payable to trusts	27,837	460	6.56%	27,837	480	6.84%

Total interest-bearing liabilities	955,401	5,489	2.28%	950,586	6,559	2.74%
Noninterest-bearing deposits	93,479			72,626
Other liabilities	32,891			36,445
Total liabilities	1,081,771			1,059,657
Equity	81,565			78,394
Total liabilities and equity	$1,163,336			$1,138,051

Net interest income; interest rate spread (4)		$8,858	2.98%		$9,007	3.03%

Net interest margin (4) (5)			3.25%			3.34%

Net interest margin, TE (6)			3.30%			3.40%

(1)          Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)          Includes federal funds sold.

(3)          Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)          Percentages for the three months ended December 31, 2009 and December 31, 2008 have been annualized.

(5)          Net interest income divided by average interest-earning assets.

(6)          Net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) is a non-GAAP financial measure.  The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences.  We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes.  As a non-GAAP financial measure, Net Interest Margin, TE should be considered supplemental to and not a substitute for or superior to, financial measures calculated in accordance with GAAP.  As other companies may use different calculations for Net Interest Margin, TE, this presentation may not be comparable to similarly titled measures reported by other companies.

	Six Months Ended December 31,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$850,238	$24,695	5.76%	$812,657	$25,664	6.26%
Investment securities (2) (3)	223,378	4,119	3.66%	234,450	5,575	4.72%
FHLB stock	12,199	166	2.70%	12,079	158	2.59%

Total interest-earning assets	1,085,815	$28,980	5.29%	1,059,186	$31,397	5.88%
Noninterest-earning assets	76,074			66,864
Total assets	$1,161,889			$1,126,050

Interest-bearing liabilities:
Deposits:
Checking and money market	$222,467	$615	0.55%	$241,027	$1,417	1.17%
Savings	67,796	125	0.37%	67,284	388	1.14%
Certificates of deposit	440,276	6,116	2.76%	376,546	6,904	3.64%
Total interest-bearing deposits	730,539	6,856	1.86%	684,857	8,709	2.52%
FHLB advances and other borrowings	199,959	3,596	3.57%	233,055	4,056	3.45%
Subordinated debentures payable to trusts	27,837	919	6.55%	27,837	936	6.67%

Total interest-bearing liabilities	958,335	11,371	2.35%	945,749	13,701	2.87%
Noninterest-bearing deposits	95,846			75,263
Other liabilities	31,381			32,706
Total liabilities	1,085,562			1,053,718
Equity	76,327			72,332
Total liabilities and equity	$1,161,889			$1,126,050

Net interest income; interest rate spread (4)		$17,609	2.94%		$17,696	3.01%

Net interest margin (4) (5)			3.22%			3.31%

Net interest margin, TE (6)			3.27%			3.37%

(1)          Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)          Includes federal funds sold.

(3)          Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)          Percentages for the six months ended December 31, 2009 and December 31, 2008 have been annualized.

(5)          Net interest income divided by average interest-earning assets.

(6)          Net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) is a non-GAAP financial measure.  The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences.  We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes.  As a non-GAAP financial measure, Net Interest Margin, TE should be considered supplemental to and not a substitute for or superior to, financial measures calculated in accordance with GAAP.  As other companies may use different calculations for Net Interest Margin, TE, this presentation may not be comparable to similarly titled measures reported by other companies.

The reconciliation of the net interest income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(Dollars in Thousands)
Net interest income	$8,858	$9,007	$17,609	$17,696
Taxable equivalent adjustment	144	167	289	321
Adjusted net interest income	9,002	9,174	17,898	18,017
Average interest-earning assets	1,082,398	1,070,570	1,085,815	1,059,186
Net interest margin, TE	3.30%	3.40%	3.27%	3.37%

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2009 vs 2008			2009 vs 2008
	Increase	Increase		Increase	Increase
	(Decrease)	(Decrease)	Total	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$455	$(749)	$(294)	$1,182	$(2,151)	$(969)
Investment securities (2)	(212)	(780)	(992)	(263)	(1,193)	(1,456)
FHLB stock	—	67	67	2	6	8

Total interest-earning assets	$243	$(1,462)	$(1,219)	$921	$(3,338)	$(2,417)

Interest-bearing liabilities:
Deposits:
Checking and money market	$(46)	$(222)	$(268)	$(109)	$(693)	$(802)
Savings	10	(74)	(64)	3	(266)	(263)
Certificates of deposit	526	(994)	(468)	1,168	(1,956)	(788)
Total interest-bearing deposits	490	(1,290)	(800)	1,062	(2,915)	(1,853)
FHLB advances and other borrowings	(333)	83	(250)	(580)	120	(460)
Subordinated debentures payable to trusts	—	(20)	(20)	—	(17)	(17)

Total interest-bearing liabilities	$157	$(1,227)	$(1,070)	$482	$(2,812)	$(2,330)

Net interest income increase	$86	$(235)	$(149)	$439	$(526)	$(87)

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at December 31, 2009.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $16.2 million at December 31, 2009 from $12.6 million at June 30, 2009, an increase of $3.6 million, or 29.0%.  Nonaccruing loans and leases increased $285,000 from June 30, 2009 to December 31, 2009, to a total of $9.7 million.  Accruing loans and leases delinquent more than 90 days increased $3.3 million to $5.4 million at December 31, 2009 from $2.1 million at June 30, 2009.  Foreclosed assets increased $48,000 to $1.1 million at December 31, 2009, from $1.1 million at June 30, 2009.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, was 1.38% at December 31, 2009, which is an increase from 1.07% as reported at June 30, 2009.

Nonaccruing loans and leases increased $285,000 to $9.7 million at December 31, 2009 compared to $9.4 million at June 30, 2009.  One agricultural relationship comprised most of the total nonaccruing loans and leases.  It consists of one loan totaling $32,000 secured by one- to four-family real estate, one loan totaling $740,000 secured by agricultural real estate, and four loans totaling $6.5 million secured by agricultural business assets.  The remaining loans and leases included in nonaccruing loans and leases at December 31, 2009 were 12 loans totaling $701,000 secured by one- to four-family real estate, one loan totaling $153,000 secured by commercial real estate, seven loans totaling $352,000 secured by commercial business assets, 26 leases totaling $742,000 secured by equipment, and 29 loans totaling $489,000 secured by consumer assets.

Accruing loans and leases delinquent more than 90 days increased $3.3 million, to $5.4 million at December 31, 2009 compared to $2.1 million at June 30, 2009.  Included in accruing loans and leases delinquent more than 90 days at December 31, 2009 were two loans totaling $337,000 secured by commercial real estate, 11 loans totaling $2.4 million secured by agricultural real estate, nine loans totaling $1.8 million secured by commercial business assets, 13  loans totaling $550,000 secured by agricultural business assets, four leases totaling $232,000 secured by equipment and nine loans totaling $51,000 unsecured overdraft and reserve accounts.

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

As of December 31, 2009, foreclosed assets increased by $48,000, or 4.42%, to $1.1 million as compared to $1.1 million at June 30, 2009.  The balance at December 31, 2009 consisted of $458,000 of one- to four-family collateral owned, $99,000 of leased equipment owned, $482,000 of agricultural collateral owned, and $94,000 of consumer collateral owned.

At December 31, 2009, the Company had designated $25.6 million of its assets as special mention and $24.0 million of its assets as classified that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  The Company also classified $9.7 million of trust preferred securities in accordance with OTS debt security classification guidelines.  At December 31, 2009 the Company had $11.6 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $1.5 million were classified.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes the December 31, 2009 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance the allowance existing at December 31, 2009 will be adequate in the future.

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

The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets
	December 31, 2009	June 30, 2009
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$733	$977
Commercial real estate	153	177
Commercial business	352	405
Equipment finance leases	741	272
Consumer	489	355
Agricultural	7,198	7,195
Total	9,666	9,381

Accruing loans and leases delinquent more than 90 days:
Commercial real estate	337	277
Commercial business	1,829	349
Equipment finance leases	232	264
Consumer	51	8
Agricultural	2,958	1,194
Total	5,407	2,092

Foreclosed assets:
One- to four-family	458	406
Equipment finance leases	99	105
Consumer	94	92
Agricultural	482	482
Total (1)	1,133	1,085

Total nonperforming assets (2)	$16,206	$12,558

Ratio of nonperforming assets to total assets (3)	1.38%	1.07%

Ratio of nonperforming loans and leases to total loans and leases (4) (5)	1.79%	1.32%

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

(5)  Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Six Months Ended December 31,
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$8,470	$5,933
Charge-offs:
One- to four-family	(90)	(1)
Commercial real estate	(9)	(9)
Commercial business	(215)	(23)
Equipment finance leases	(113)	(34)
Consumer	(376)	(446)
Construction	(11)	—
Total charge-offs	(814)	(513)

Recoveries:
One- to four-family	4	2
Commercial business	—	2,217
Equipment finance leases	5	—
Consumer	80	102
Agricultural	—	5
Total recoveries	89	2,326

Net recoveries (charge-offs)	(725)	1,813

Additions charged to operations	767	387

Balance at end of period	$8,512	$8,133

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	1.01%	0.99%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	56.47%	198.17%

Ratio of net charge offs to average loans and leases for the year-to-date period (3)	0.17%	(0.44)%

(1)  Total loans and leases include loans held for sale.

(2)  Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)  Percentages for the six months ended December 31, 2009 and December 31, 2008 have been annualized.

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

	FAS 5	FAS 114	FAS 5	FAS 114
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan Type	December 31, 2009		June 30, 2009
	(Dollars in Thousands)

One- to four-family	$343	$—	$416	$—
Commercial real estate	1,399	15	1,110	—
Multi-family real estate	188	—	192	—
Commercial business	1,671	77	2,136	153
Equipment finance leases	389	—	409	—
Consumer	1,268	—	1,280	—
Agricultural	3,112	50	2,724	50
Total	$8,370	$142	$8,267	$203

FAS 114 Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan Type	December 31, 2009			June 30, 2009
	(Dollars in Thousands)

Commercial real estate	2	$168	15	3	177	$—
Commercial business	4	199	77	4	453	153
Agricultural	3	7,569	50	2	7,997	50
Total	9	$7,936	$142	9	$8,627	$203

The allowance for loan and lease losses was $8.5 million at December 31, 2009, as compared to $8.1 million at December 31, 2008.  The ratio of the allowance for loan and lease losses to total loans and leases was 1.01% at December 31, 2009, compared to 0.99% at December 31, 2008.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended December 31, 2009, and December 31, 2008

General.  The Company’s net income available to common shareholders was $2.0 million, or $0.38 in basic and $0.38 in diluted earnings per common share for the three months ended December 31, 2009, a $115,000 increase in earnings available to common shareholders compared to $1.8 million, or $0.46 in basic and $0.46 in diluted earnings per common share for the same period in the prior fiscal year.  For the three months ended December 31, 2009, the return on average equity and the return on average assets was 9.54% and 0.67%, respectively, compared to 9.34% and 0.64%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $14.3 million for the three months ended December 31, 2009 as compared to $15.6 million for the same period in the prior fiscal year, a decrease of $1.2 million or 7.8%.  This decrease was primarily the result of declining average yields on the interest-earning assets.  Loans and leases receivable had an average yield of 5.77% for the three months ended December 31, 2009, which is 35 basis points less than the average yield of 6.12% for the three months ended December 31, 2008.  Investment securities also had a decline in average yield of 140 basis points when comparing the second quarter of fiscal 2010 against the same period of the prior year.  The average interest-earning assets for loans and leases receivables increased $29.5 million, or 3.6% to $849.0 million for the three months ended December 31, 2009, when compared to the three months ended December 31, 2008.  Investment securities decreased in average balance $17.5 million, or 7.3% to $221.4 million for the second quarter of fiscal 2010, when compared to the average balance of the same quarter of the prior fiscal year.  The revenue decrease attributable to the overall declining yield for loans and leases was $749,000, which was partially offset by the revenue increase due to an increase in average volume of $455,000.  The net revenue decrease attributable to the overall declining yield and average volume for investment securities was $780,000 and $212,000, respectively.

Interest Expense.  Interest expense was $5.5 million for the three months ended December 31, 2009 as compared to $6.6 million for the same period in the prior fiscal year, a decrease of $1.1 million or 16.3%.  A $1.3 million decrease in interest expense was the result of a decrease in the average rate paid of 1.80% on interest-bearing deposits for the three months ended December 31, 2009 compared to an average rate paid of 2.38% for the three months ended December 31, 2008.  Average balance of interest-bearing deposits increased by $45.0 million, or 6.5%, while average balance of FHLB advances and other borrowings decreased by $40.1 million, or 17.2% for the three month period ended December 31, 2009, as compared to the three month period ended December 31, 2008.  The decrease in interest expense due to a decrease in the overall rate of interest-bearing liabilities was $1.2 million, while the increase in average volume of interest-bearing liabilities partially offset this decrease by $157,000 for the quarter.  The average rate paid on total interest-bearing liabilities was 2.28% for the three months ended December 31, 2009 as compared to 2.74% for the same period in fiscal 2009.

Net Interest Income. The Company’s net interest income for the three months ended December 31, 2009 decreased $149,000 or 1.7%, to $8.9 million compared to $9.0 million for the same period in the prior fiscal year.  The net increase in volumes of interest-earning assets in excess of increased volumes of interest-bearing liabilities resulted in a net increase in net interest income of $86,000.  This was offset by the net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities and resulted in a net decrease in net interest income of $235,000.  The Company’s Net Interest Margin, TE was 3.30% for the three months ended December 31, 2009 as compared to 3.40% for the three months ended December 31, 2008.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the three months ended December 31, 2009, the Company recorded a provision for losses on loans and leases of $424,000 compared to $0 for the three months ended December 31, 2008.  See “Asset Quality and Potentially Problem Loans and Leases” for further discussion.

Noninterest Income.  Noninterest income was $3.3 million for the quarter ended December 31, 2009 compared to $2.9 million for the quarter ended December 31, 2008, an increase of $324,000 or 11.1%.  This increase is due primarily to net gain on sale of loans and net gain on sale of securities of $252,000 and $558,000, respectively.  Net impairment credit losses on trust preferred securities recognized in earnings of $340,000 for the quarter ended December 31, 2009, partially offset the increase in noninterest income.

Fees on deposits decreased $115,000 to $1.4 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, due largely to a decrease in NSF and overdraft fees of $187,000 and partially offset by an increase in point-of-sale interchange and ATM fee income of $95,000.  Loan servicing income decreased by $46,000 to $488,000 for the second quarter fiscal 2010 due primarily to increased servicing rights amortization expense recorded during the period based upon the Company’s quarterly analysis of portfolio prepayment experience.  Net gain on sale of loans increased $252,000 to $537,000 for the three months ended December 31, 2009 from $285,000 for the three months ended December 31, 2008, primarily due to an increase in mortgage loan activity and the related loan sales.  Net gain on the sale of securities totaled $603,000, an increase of $558,000 for the three months ended December 31, 2009 as compared to the same period in fiscal 2009.  The Company took advantage of elevated fixed-rate mortgage-backed securities prices which were influenced by U.S. government participation in the mortgage-backed securities market, while also restructuring the portfolio for a higher rate environment.  Net impairment credit losses on trust preferred securities recognized in earnings were $340,000 for the quarter ended December 31, 2009.  The Company determined that a total of $1.7 million of losses due to other-than temporary impairments were incurred, of which $1.3 million were recognized in other comprehensive income.  The resulting net credit loss of $340,000 was recognized as a reduction of other noninterest income.

Noninterest Expense.  Noninterest expense was $8.8 million for the three months ended December 31, 2009 as compared to $9.2 million for the three months ended December 31, 2008, a decrease of $397,000, or 4.3%.  For the second quarter of fiscal 2010, compensation and employee benefits decreased $689,000, or 11.8 percent, compared to the second quarter of fiscal 2009.  Net healthcare costs, also a component of compensation and employee benefits, decreased $634,000, to $311,000, the result of a reduction in specific high dollar claims from the prior year.  FDIC insurance premiums increased $213,000, to $335,000 for the second quarter of fiscal 2010, versus fiscal 2009.

Compensation and employee benefits were $5.1 million for the three months ended December 31, 2009, a decrease of $689,000 or 11.8% when compared to the three months ended December 31, 2008.  Performance-based incentives decreased $206,000, or 13.7%, due to a reduction in performance outcomes through the second quarter of fiscal 2010.  Net healthcare costs, which are included in the total for compensation and employee benefits, decreased $634,000, or 67.1% to $311,000 due to a reduction in specific high dollar claims and general overall utilization.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.

Occupancy and equipment increased $88,000, or 8.7% to $1.1 million for the three months ended December 31, 2009 as compared to the same period ended December 31, 2008.  During fiscal 2009, a new facility in Watertown, South Dakota was built and placed in service in July 2009.  The depreciation and expenses related to this new facility as well as other increases related to information technology equipment accounted for an increase of $83,000 when compared to the second quarter of fiscal 2009.

FDIC insurance premiums increased $213,000, to $335,000 for the second quarter of fiscal 2010, compared to the same period of fiscal 2009.  FDIC rate increases totaling 8 basis points were added during the last twelve months, which increased the total expense for the current quarter versus the comparable quarter of the prior fiscal year.  The Bank also applied the remaining unused credits in the second quarter of fiscal 2009, which reduced the amount when compared to the current quarter where no credits were applied.

Professional fees decreased $110,000, or 24.6% to $337,000 for the second quarter of fiscal 2010, compared to the second quarter of fiscal 2009.  This decrease is primarily attributed to the increase in services needed in fiscal 2009 for the Company’s involvement in the issuance of preferred stock under the CPP program in November of 2008.

Income tax expense.  The Company’s income tax expense for the three months ended December 31, 2009 increased to $947,000 compared to $914,000 for the same period in the prior fiscal year.  The effective tax rate was 32.6% and 33.1% for the three months ended December 31, 2009 and 2008, respectively.

Comparison of the Six Months Ended December 31, 2009, and December 31, 2008

General.  The Company’s net income available to common shareholders was $2.8 million, or $0.61 in basic and $0.61 in diluted earnings per common share for the six months ended December 31, 2009, a $1.0 million decrease in earnings available to common shareholders compared to $3.8 million, or $0.96 in basic and $0.95 in diluted earnings per common share for the same period in the prior fiscal year.  For the six months ended December 31, 2009, the return on average equity and the return on average assets was 7.32% and 0.48%, respectively, compared to 10.48% and 0.67%, respectively, for the same period in the prior fiscal year.  As discussed in more detail below, the decrease to earnings was due primarily to the recording of net impairment credit losses of $2.2 million for the first six months of fiscal 2010.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $29.0 million for the six months ended December 31, 2009 as compared to $31.4 million for the same period in the prior fiscal year, a decrease of $2.4 million or 7.7%.  This decrease was primarily the result of declining average yields on the interest-earning assets.  Loans and leases receivable had an average yield of 5.76% for the six months ended December 31, 2009, which is 50 basis points less than the average yield of 6.26% for the six months ended December 31, 2008.  Investment securities also had a decline in average yield of 106 basis points when comparing the second quarter of fiscal 2010 against the same period of the prior year.  The average interest-earning assets for loans and leases receivables increased $37.6 million, or 4.6% to $850.2 million for the six months ended December 31, 2009, when compared to the six months ended December 31, 2008.  Investment securities decreased in average balance $11.1 million, or 4.7% to $223.4 million for the first six months of fiscal 2010, when compared to the average balance of the comparable period of fiscal 2009.  The net revenue decrease from loans and leases receivable attributable to the overall declining yield and partially offset by the increasing average volume was $2.2 million and $1.2 million, respectively, which netted to a decrease of $1.0 million.  The net revenue decrease from investment securities attributable to the overall declining yield and average volume was $1.2 million and $263,000, respectively.

Interest Expense.  Interest expense was $11.4 million for the six months ended December 31, 2009 as compared to $13.7 million for the same period in the prior fiscal year, a decrease of $2.3 million or 17.0%.  A $2.9 million decrease in interest expense was the result of a decrease in the average rate paid of 1.86% on interest-bearing deposits for the six months ended December 31, 2009 compared to an average rate paid of 2.52% for the six months ended December 31, 2008.  The average balance of interest-bearing deposits increased by $45.7 million, or 6.7%, resulting in an increase of $1.1 million in interest expense.  The average balance of FHLB advances and other borrowings decreased by $33.1 million, or 14.2% for the six month period ended December 31, 2009, as compared to the six month period ended December 31, 2008.  This net decrease in volume accounted for a reduction in interest expense of $580,000.  The average rate paid on total interest-bearing liabilities was 2.35% for the six months ended December 31, 2009 as compared to 2.87% for the same period in fiscal 2009.

Net Interest Income. The Company’s net interest income for the six months ended December 31, 2009 decreased $87,000 or 0.5%, to $17.6 million compared to $17.7 million for the same period in the prior fiscal year.  The net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities resulted in a net decrease in net interest income of $526,000.  This was offset by the net increase in volumes of interest-earning assets in excess of the increased volumes of interest-bearing liabilities and resulted in a net increase in net interest income of $439,000.  The Company’s Net Interest Margin, TE was 3.27% for the six months ended December 31, 2009 as compared to 3.37% for the six months ended December 31, 2008.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the six months ended December 31, 2009, the Company recorded a provision for losses on loans and leases of $767,000 compared to $387,000 for the six months ended December 31, 2008.  See “Asset Quality and Potentially Problem Loans and Leases” for further discussion.

Noninterest Income.  Noninterest income was $5.0 million for the six months ended December 31, 2009 compared to $6.0 million for the six months ended December 31, 2008, a decrease of $1.0 million or 17.2%.  This decrease is due primarily to net impairment credit losses on trust preferred securities recognized in earnings of $2.2 million for the six months ended December 31, 2009.   Net gain on sale of loans and net gain on sale of securities increased $497,000 and $1.1 million, respectively, to partially offset the decrease caused by the net impairment losses.

Net impairment credit losses on trust preferred securities recognized in earnings were $2.2 million for the six months ended December 31, 2009.  The Company determined that a total of $2.1 million of losses due to market value changes were incurred, but $117,000 of market value increases not related to credit impairment were recognized in other comprehensive income.  The resulting net $2.2 million of credit loss was recognized as a reduction of other noninterest income.  Fees on deposits decreased $220,000 to $2.8 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008, due largely to a decrease in NSF and overdraft fees of $412,000 and partially offset by an increase in point-of-sale interchange and ATM fee income of $234,000.  Loan servicing income decreased by $112,000 to $979,000 for the six months of fiscal 2010 due primarily to increased servicing rights amortization expense recorded during the period based upon the Company’s quarterly analysis of portfolio prepayment experience.  Net gain on sale of loans increased $497,000 to $1.0 million for the six months ended December 31, 2009 as compared to $536,000 for the six months ended December 31, 2008, primarily due to an increase in mortgage loan activity and the related loan sales.  Net gain on the sale of securities totaled $1.1 million, an increase of $1.0 million for the six months ended December 31, 2009 as compared to the same period in fiscal 2009.  The Company took advantage of elevated fixed-rate mortgage-backed securities prices which were influenced by U.S. government participation in the mortgage-backed securities market, while also restructuring the portfolio for a higher rate environment.

Noninterest Expense.  Noninterest expense was $17.7 million for the six months ended December 31, 2009 as compared to $17.6 million for the six months ended December 31, 2008, an increase of $149,000, or 0.8%.  The increase was attributed to increases in FDIC insurance premiums of $397,000 and occupancy and equipment of $195,000.  The increases in noninterest expense were neutralized primarily by a decrease in performance-based incentive pay and healthcare costs of $933,000 and $244,000, respectively.

Compensation and employee benefits were $10.3 million for the six months ended December 31, 2009, a decrease of $647,000 or 5.9% when compared to the six months ended December 31, 2008.  Net healthcare costs, which are included in the total for compensation and employee benefits, decreased $244,000, or 18.7% to $1.1 million due to a reduction of specific high dollar claims and general overall utilization for the six month period of fiscal 2010 compared to the same period of the prior fiscal year.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.  Performance-based incentive pay decreased $933,000, or 62.2% due to a reduction in performance outcomes through the second quarter of fiscal 2010.

Occupancy and equipment increased $195,000, or 9.8% to $2.2 million for the six months ended December 31, 2009 as compared to the same period ended December 31, 2008.  During fiscal 2009, a new facility in Watertown, South Dakota was built and placed in service in July 2009.  The depreciation and expenses related to this new facility as well as other increases in information technology equipment accounted for an increase of $159,000 when compared to the six months of fiscal 2009.

FDIC insurance premiums increased $397,000, to $660,000 for the six months of fiscal 2010, compared to the same period of fiscal 2009.  In the first quarter of fiscal 2009, the Bank applied previously unused credits in the payment of its insurance premiums.  The credits were fully utilized in the second quarter of fiscal 2009.  FDIC rate increases totaling 8 basis points were also added during the last twelve months, which increased the total expense for the six months of fiscal 2010 versus fiscal 2009.

Income tax expense.  The Company’s income tax expense for the six months ended December 31, 2009 decreased to $1.2 million compared to $1.9 million for the same period in the prior fiscal year.  The effective tax rate was 30.7% and 33.1% for the six months ended December 31, 2009 and 2008, respectively.  Permanent tax differences were relatively constant when comparing the six month periods of fiscal 2010 and 2009, but the taxable income was lower in the six months of fiscal 2010, which created a lesser tax effective rate than anticipated.

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

Although in-market deposits is one of the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of December 31, 2009, the Bank had the following sources of additional borrowings:

•                  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•                  $10.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•                  $53.1 million of available credit from the Federal Reserve Bank (after deducting outstanding borrowings with the Federal Reserve Bank); and

•                  $102.9 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured lines of federal funds with First Tennessee Bank, NA and Zions Bank at December 31, 2009. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of December 31, 2009, the Bank had $18.6 million in out-of-market certificates of deposit.

On September 30, 2009, the Company entered into a Loan Agreement (the “Loan Agreement”) with United Bankers’ Bank (the “Lender”) in order to refinance its outstanding borrowings of $5.966 million under its line of credit with First Tennessee Bank, NA (the “FTB Line of Credit”) that matured. Under the Loan Agreement, the Lender committed to lend to the Company an aggregate principal amount not to exceed $6.0 million. On November 25, 2009, the Company repaid its outstanding borrowings of $6.044 million (principal plus accrued interest) under the Loan Agreement.  The loan is evidenced by a promissory note, accrues interest at the United Bankers’ Bank Rate with a minimum interest rate of 4.75% per annum, and the principal balance (plus any accrued and unpaid interest) is due and payable in full on October 1, 2010.

In connection with entering into the Loan Agreement, the Company also entered into a Commercial Pledge Agreement with the Lender, granting the Lender a first security interest in all of the stock of the Bank.  The Loan Agreement contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at December 31, 2009.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2009, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $43.2 million and to sell mortgage loans of $30.5 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At December 31, 2009, the Bank had no commitments to purchase or to sell investment securities available for sale.

The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At December 31, 2009, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.86% at December 31, 2009.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 11.84% at December 31, 2009.

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

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our first quarter fiscal 2010 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

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

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The Company adopted this update effective in the second quarter of fiscal 2010 and the adoption did not have a material effect on the Company’s consolidated financial condition or results of operations or cash flow.

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

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC Topic 805-20). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC Topic 405). This updated guidance was effective July 1, 2009 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Other Accounting Changes

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, (ASC Topic 860). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 860 is reportable for interim and annual reports and effective for the Company on  reporting periods beginning July 1, 2010.  Management is currently evaluating the impact of adopting this update on the Company’s consolidated financial condition, results of operations and cash flow.

On June 12 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This update is effective for the Company for interim and annual reporting periods beginning January 1, 2010 and management is currently evaluating the impact of adopting this update on the Company’s consolidated financial condition, results of operations and cash flow.

In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715-20-65). This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC Topic 820 Fair Value Measurements and Disclosures. ASC 715-20-65 is effective for the Company for annual reporting periods beginning July 1, 2010 and the Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

During the second quarter of fiscal 2010, the FASB issued several ASU’s — ASU No. 2009-16 through ASU No. 2010-07. Except for ASU No. 2010-06, which modifies disclosure requirements related to ASC Topic 820 discussed above, and 2009-16, which modifies guidance related to ASC Topic 860 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at December 31, 2009 and 2008, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for fiscal 2009 or that the Company’s primary market risk exposures and how those exposures were managed during the six months ended December 31, 2009 changed significantly when compared to June 30, 2009.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

December 31, 2009
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$117,289	$11,193	11%
+200	115,155	9,059	9
+100	111,573	5,477	5
—	106,096	—	—
-100	96,576	(9,520)	(9)

December 31, 2008
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$106,719	$(6,122)	(5)%
+200	111,462	(1,379)	(1)
+100	114,871	2,030	2
—	112,841	—	—
-100	105,266	(7,575)	(7)

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

Item 4.  Controls and Procedures

As of December 31, 2009, an evaluation was performed by the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the

Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.  There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, which describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  Other than as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filing as of December 31, 2009.

We recorded other-than-temporary impairment (“OTTI”) charges in our trust preferred securities (“TRUPS”) portfolio in the third and fourth quarters of 2009 and in the first and second quarters of 2010, and we could record additional losses in the future.

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

At December 31, 2009, we carried the six TRUPS pools at an adjusted cost basis of $9.7 million and a fair value of $4.2 million. We determined that four debt securities exhibited OTTI of $2.1 million, of which $2.2 million of credit loss was recognized through earnings for the six months ended December 31, 2009, with the balance of $117,000 of net change recognized on the balance sheet in other comprehensive income since June 30, 2009.

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

On September 30, 2009, we entered into a Loan Agreement (the “Loan Agreement”) with United Bankers’ Bank (the “Lender”) in order to refinance our outstanding borrowings of $5.966 million under our line of credit with First Tennessee Bank, NA (the “FTB Line of Credit”). Our borrowings under the FTB Line of Credit were scheduled to mature on September 30, 2009. Under the Loan Agreement, the Lender committed to lend to us an aggregate principal amount not to exceed $6 million. As of November 25, 2009, we repaid the outstanding borrowings of $6.044 million (principal plus accrued interest) under the Loan Agreement. The loan is evidenced by a promissory note, accrues interest at the United Bankers’ Bank Rate with a minimum interest rate of 4.75% per annum, and the principal balance (plus any accrued and unpaid interest) is due and payable in full on October 1, 2010. To the extent we have to borrow funds from other institutional lenders to repay this indebtedness, our costs of funds, profitability and liquidity may be adversely affected.

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

On November 12, 2009, the FDIC adopted a final rule that requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 would be used for 2010. That rate would be increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation would also assume a 5 percent annual growth rate, increased quarterly, through the end of 2012. Under the final rule, an institution will account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of

December 30, 2009. Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they do currently. Under the final rule, the FDIC stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking procedures provided by statute, and therefore, continued actions by the FDIC could significantly increase the Bank’s noninterest expense in fiscal 2010 and for the foreseeable future.  On December 30, 2009, the Company paid $4.9 million for its quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, of which $4.3 million was recorded as a prepaid asset and will be proportionally expensed over the future periods.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on November 18, 2009, (the “Annual Meeting”), the stockholders elected the two individuals nominated to serve as Class I directors until 2012 or until their respective successors are elected and qualified, as set forth in Proposal 1 in the Company’s Proxy Statement relating to the Annual Meeting.  The two individuals elected, and the number of votes cast for, or withheld, with respected to each of them, is as follows:

David J. Horazdovsky	For: 3,046,458	Vote Withheld: 666,444
William G. Pederson	For: 3,039,619	Vote Withheld: 666,444

The following directors continue to serve on the Board of Directors following the Annual Meeting:  Charles T. Day, Curtis L. Hage, Christine E. Hamilton, Robert L. Hanson and Thomas L. Van Wyhe.

The Company also voted and approved the ratification of the re-appointment of Eide Bailly, LLP as the Company’s auditors for fiscal year ending June 30, 2010.  The number of votes for ratification and the related percentage of votes actually cast are as follows:

For:	3,582,711	Actually Cast:	96.49%
Against:	99,316	Actually Cast:	2.68%
Abstain:	30,875	Actually Cast:	0.83%

Item 5.  Other Information

None

Item 6.  Exhibits

Regulation S-K Exhibit Number	Document

31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.
(Registrant)

Date:	February 5, 2010	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	February 5, 2010	By:	/s/ Darrel L. Posegate
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