Form 10-Q
period 2010-03-31
HF FINANCIAL CORP
filed 2010-05-14
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 7, 2010, there were 6,938,538 shares of the registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$20,420	$18,511
Securities available for sale	265,655	222,910
Federal Home Loan Bank stock	12,227	12,476
Loans held for sale	24,866	14,881

Loans and leases receivable	850,179	851,282
Allowance for loan and lease losses	(8,935)	(8,470)
Net loans and leases receivable	841,244	842,812

Accrued interest receivable	8,984	7,598
Office properties and equipment, net of accumulated depreciation	15,319	16,917
Foreclosed real estate and other properties	1,294	1,085
Cash value of life insurance	15,007	14,594
Servicing rights	12,526	11,768
Goodwill, net	4,951	4,951
Other assets	11,987	8,293
Total assets	$1,234,480	$1,176,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$839,560	$837,868
Advances from Federal Home Loan Bank and other borrowings	243,387	212,869
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	16,517	11,899
Accrued expenses and other liabilities	13,467	17,648
Total liabilities	1,140,768	1,108,121

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,021,993 and 6,109,437 shares issued at March 31, 2010 and June 30, 2009, respectively	90	61
Common stock subscribed for but not issued	—	224
Additional paid-in capital	44,291	22,911
Retained earnings, substantially restricted	83,653	80,735
Accumulated other comprehensive (loss), net of related deferred tax effect	(3,425)	(4,359)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at March 31, 2010 and June 30, 2009, respectively	(30,897)	(30,897)
Total stockholders’ equity	93,712	68,675
Total liabilities and stockholders’ equity	$1,234,480	$1,176,796

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Interest, dividend and loan fee income:
Loans and leases receivable	$12,192	$12,045	$36,887	$37,709
Investment securities and interest-earning deposits	1,928	2,963	6,213	8,696
	14,120	15,008	43,100	46,405
Interest expense:
Deposits	2,826	3,515	9,682	12,224
Advances from Federal Home Loan Bank and other borrowings	1,941	2,343	6,456	7,335
	4,767	5,858	16,138	19,559
Net interest income	9,353	9,150	26,962	26,846
Provision for losses on loans and leases	981	414	1,748	801

Net interest income after provision for losses on loans and leases	8,372	8,736	25,214	26,045

Noninterest income:
Fees on deposits	1,293	1,304	4,142	4,373
Loan servicing income	527	617	1,506	1,708
Gain on sale of loans, net	369	543	1,402	1,079
Trust income	173	158	637	533
Gain on sale of securities, net	229	387	1,365	512

Total other-than-temporary impairment losses	59	(3,158)	(2,022)	(3,158)
Portion of loss recognized in other comprehensive income (before taxes)	(263)	2,797	(380)	2,797
Net impairment losses recognized in earnings	(204)	(361)	(2,402)	(361)

Other	423	356	1,111	1,138
	2,810	3,004	7,761	8,982
Noninterest expense:
Compensation and employee benefits	5,078	5,232	15,380	16,181
Occupancy and equipment	1,161	1,034	3,345	3,023
FDIC insurance	325	272	985	535
Check and data processing expense	659	671	2,034	1,945
Professional fees	338	397	1,275	1,352
Marketing and community development	319	222	1,284	1,108
Foreclosed real estate and other properties, net	34	6	101	219
Other	609	574	1,847	1,624
	8,523	8,408	26,251	25,987

Income before income taxes	2,659	3,332	6,724	9,040

Income tax expense	868	1,161	2,117	3,048
Net income	1,791	2,171	4,607	5,992

Preferred stock dividends and accretion	—	340	—	340

Net income available to common shareholders	$1,791	$1,831	$4,607	$5,652

Comprehensive income	$2,042	$2,980	$5,541	$5,554

Basic earnings per common share:	$0.26	$0.45	$0.86	$1.41
Diluted earnings per common share:	0.26	0.45	0.86	1.40
Dividends declared per common share	0.11	0.11	0.34	0.34

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share data)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$4,607	$5,992
Adjustments to reconcile net income to net cash (used in) operating activities
Provision for losses on loans and leases	1,748	801
Depreciation	1,499	1,292
Amortization of discounts and premiums on securities and other	2,418	1,255
Stock based compensation	525	303
Net change in loans held for resale	(8,583)	(11,318)
(Gain) on sale of loans, net	(1,402)	(1,079)
Realized (gain) on sale of securities, net	(1,365)	(512)
Other-than-temporary impairments recognized in noninterest income	2,402	361
(Gains) losses and provision-for-losses on sales of foreclosed real estate and other properties, net	(5)	19
(Gain) loss on disposal of office properties and equipment, net	4	—
Change in other assets and liabilities	(10,839)	(4,562)
Net cash (used in) operating activities	(8,991)	(7,448)
Cash flows from investing activities
Loan participations purchased	(2,250)	(969)
Net change in loans outstanding	1,330	(34,385)
Securities available for sale
Sales, maturities, repayments and adjustments	78,618	74,921
Purchases	(122,163)	(99,288)
Purchase of Federal Home Loan Bank stock	(4,104)	(5,565)
Redemption of Federal Home Loan Bank stock	4,353	4,334
Proceeds from sale of office properties and equipment	2,048	—
Purchase of office properties and equipment	(1,953)	(1,965)
Purchase of servicing rights	(1,108)	(857)
Proceeds from sale of foreclosed real estate and other properties	330	451
Net cash (used in) investing activities	(44,899)	(63,323)
Cash flows from financing activities
Net increase in deposit accounts	1,692	19,971
Proceeds of advances from Federal Home Loan Bank and other borrowings	1,357,120	4,054,528
Payments on advances from Federal Home Loan Bank and other borrowings	(1,326,602)	(4,042,647)
Increase in advances by borrowers	4,618	7,352
Proceeds from issuance of preferred stock	—	25,000
Proceeds from issuance of common stock	20,660	821
Cash dividends paid	(1,689)	(1,692)
Net cash provided by financing activities	55,799	63,333
Increase (decrease) in cash and cash equivalents	1,909	(7,438)
Cash and cash equivalents
Beginning	18,511	21,170
Ending	$20,420	$13,732
Supplemental disclosures of cash flows information
Cash payments for interest	$18,146	$21,054
Cash payments for income and franchise taxes, net	1,957	2,795

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Management has evaluated subsequent events for potential disclosure or recognition through May 14, 2010, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

NOTE 2—REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at March 31, 2010:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$61,428	5.00%
Actual	106,028	8.63
Excess over required	44,600	3.63

Total Risk-based capital (to risk-weighted assets):
Required	$97,757	10.00%
Actual	114,597	11.72
Excess over required	16,840	1.72

NOTE 3—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. The weighted average number of basic common shares outstanding for the three months ended March 31, 2010 and 2009 was 6,938,538 and 4,024,335, respectively.  The weighted average number of basic common shares outstanding for the nine months ended March 31, 2010 and 2009 was 5,378,964 and 4,000,456, respectively.

Dilutive earnings per common share is similar to the computation of basic earnings per common share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended March 31, 2010 and 2009 was 6,940,628 and 4,034,659, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the nine months ended March 31, 2010 and 2009 was 5,384,144 and 4,025,426, respectively.

NOTE 4—INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	March 31, 2010				March 31, 2009
		Gross				Gross
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)

Debt securities:
U.S. government agencies	$5,183	$16	$(3)	$5,196	$2,617	$54	$—	$2,671
Municipal bonds	13,435	429	(56)	13,808	14,419	389	(136)	14,672
Trust preferred securities	9,510	—	(5,108)	4,402	11,934	—	(5,647)	6,287
	28,128	445	(5,167)	23,406	28,970	443	(5,783)	23,630

Equity securities:
FNMA	—	—	—	—	8	—	(8)	—
Federal Ag Mortgage	7	—	(2)	5	7	—	(7)	—
Other investments	253	—	—	253	253	—	—	253
	260	—	(2)	258	268	—	(15)	253

Residential mortgage-backed securities	238,741	3,929	(679)	241,991	223,771	3,625	(1,234)	226,162
	$267,129	$4,374	$(5,848)	$265,655	$253,009	$4,068	$(7,032)	$250,045

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

The following table presents the fair value and age of gross unrealized losses by investment category at March 31, 2010:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$2,547	$(3)	$—	$—	$2,547	$(3)
Municipal bonds	779	(8)	1,881	(48)	2,660	(56)
Trust preferred securities	—	—	4,402	(5,108)	4,402	(5,108)
	3,326	(11)	6,283	(5,156)	9,609	(5,167)
Equity securities:
Federal Ag Mortgage	5	(2)	—	—	5	(2)
	5	(2)	—	—	5	(2)
Residential mortgage-backed securities	73,336	(543)	11,107	(136)	84,443	(679)
	$76,667	$(556)	$17,390	$(5,292)	$94,057	$(5,848)

For the three months ended March 31, 2010, gross proceeds from the securities sold at a gain were $12.1 million, resulting in a gain on sale of securities of $230,000.  This compares to gross proceeds of $15.7 million, resulting in a gain on sale of securities of $387,000 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, gross proceeds from the securities sold at a loss were $1.2 million, resulting in a loss on sale of securities of $1,000 compared to the three month period ended March 31, 2009, which had no securities sold at a loss.

For the nine months ended March 31, 2010, gross proceeds from the securities sold at a gain were $36.4 million, resulting in a gain on sale of securities of $1.4 million.  This compares to gross proceeds of $28.6 million, resulting in a gain on sale of securities of $559,000 for the nine months ended March 31, 2009.  For the nine months ended March 31, 2010, gross proceeds from the securities sold at a loss were $1.2 million, resulting in a loss on sale of securities of $1,000 compared to $8.3 million received in gross proceeds for the nine months ended March 31, 2009, which resulted in a net loss of $47,000.

The unrealized losses reported for municipal bonds relate to 17 municipal general obligation or revenue bonds.  The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes.  Management does not believe any individual unrealized losses as of March 31, 2010, represent an other-than-temporary impairment for these investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for residential mortgage-backed securities relate to 41 securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government.  Management does not believe any of these unrealized losses as of March 31, 2010, represent an other-than-temporary impairment for those investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for trust preferred securities are attributable to six rated pooled securities. Rating downgrades regarding these investments have occurred placing each in a below investment grade rating. The securities have an amortized cost of $1.9 million rated Caa3, $2.3 million rated Caa1, and $5.3 million rated Ca.  The market for these securities is currently inactive. The CUSIPs of the trust preferred securities are 74042TAE1 rated Caa3, 740417AB6 and 74042CAE8 rated Caa1, and 74041EAC9, 74041RAB2, and 55312HAE9 rated Ca. The Company performed assessments of available information for each security during the third quarter ended March 31, 2010, and also considered factors such as overall deal structure and its position within the structure, quality of underlying issuers within each pool, defaults and recoveries, loss severities and prepayments. Based upon scenarios developed in regard to this information, management compared the present value of best estimates of cash flows expected to be collected from each security at the security’s effective interest rate to the amortized cost basis of each security. Management determined that three trust preferred securities exhibited an other-than-temporary impairment. The difference between the present value of cash flows and the amortized cost basis for each of the three securities was recorded as credit loss impairment and recognized in earnings in the amount of $204,000.  The amount of unrealized loss recognized in other comprehensive income, net of applicable taxes, was reduced by $263,000.  The unrealized losses on these trust preferred securities can primarily be attributed to changes in credit spreads since the securities were acquired. See Note 13 “Financial Instruments” for additional information related to the determination of fair value. The Company does not have the intent to sell these six securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value. Within this segment, five securities with amortized cost of $7.7 million are quarterly variable-rate securities tied to 3-month LIBOR.

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses charged to earnings:

Nine Months Ended
March 31, 2010
(Dollars in Thousands)
Beginning balance of credit losses on securities held as of July 1, 2009 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$405

Credit losses for which an other-than-temporary impairment was not previously recognized	71

Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	2,331

Ending balance of credit losses on securities held as of March 31, 2010 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$2,807

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	At March 31, 2010
					TOTAL
	Less than	1 to 5	5 to 10	Over 10	Amortized	Fair
	1 Year	Years	Years	Years	Cost	Values
	(Dollars in Thousands)

U.S. government agencies	$1,132	$4,051	$—	$—	$5,183	$5,196
Municipal bonds	650	4,036	6,173	2,576	13,435	13,808
Trust preferred securities	—	—	—	9,510	9,510	4,402
Residential mortgage-backed securities	—	3,397	17,512	217,832	238,741	241,991
Total investment securities	$1,782	$11,484	$23,685	$229,918	$266,869	$265,397

NOTE 5—LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

The following tables summarize the activity in, and the main assumptions used to estimate the amortization of servicing rights:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Dollars in Thousands)

Balance, beginning	$12,351	$11,412	$11,768	$11,189
Additions	528	265	1,957	1,223
Amortization	(353)	(303)	(1,199)	(1,038)
Balance, ending	$12,526	$11,374	$12,526	$11,374

Servicing fees received	$880	$920	$2,705	$2,745
Balance of loans serviced at:
Beginning of period	1,111,380	1,033,884	1,046,600	994,065
End of period	1,131,979	1,026,498	1,131,979	1,026,498

Amortization of servicing rights is adjusted each quarter as the result of the evaluation of historical prepayment activity.  For the third quarter ended March 31, 2010 and 2009, the constant prepayment rates (CPR) used to calculate the amortization was 7.29% and 6.39%, respectively.  Management utilized a discount rate of 10.00% for valuation purposes for both periods.

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

	Three Months Ended March 31,
	2010			2009
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$9,796	$(443)	$9,353	$9,574	$(424)	$9,150
Provision for losses on loans and leases	(981)	—	(981)	(414)	—	(414)
Non-interest income	2,624	186	2,810	2,968	36	3,004
Intersegment non-interest income	(60)	(3)	(63)	(21)	(40)	(61)
Non-interest expense	(8,208)	(315)	(8,523)	(8,105)	(303)	(8,408)
Intersegment non-interest expense	—	63	63	—	61	61
Income (loss) before income taxes	$3,171	$(512)	$2,659	$4,002	$(670)	$3,332

Total assets at March 31	$1,218,814	$15,666	$1,234,480	$1,146,675	$25,316	$1,171,991

	Nine Months Ended March 31,
	2010			2009
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$28,386	$(1,424)	$26,962	$28,152	$(1,306)	$26,846
Provision for losses on loans and leases	(1,748)	—	(1,748)	(801)	—	(801)
Non-interest income	7,389	372	7,761	8,746	236	8,982
Intersegment non-interest income	(108)	(79)	(187)	(85)	(97)	(182)
Non-interest expense	(25,103)	(1,148)	(26,251)	(24,878)	(1,109)	(25,987)
Intersegment non-interest expense	—	187	187	—	182	182
Income (loss) before income taxes	$8,816	$(2,092)	$6,724	$11,134	$(2,094)	$9,040

Total assets at March 31	$1,218,814	$15,666	$1,234,480	$1,146,675	$25,316	$1,171,991

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Dollars in Thousands)

Service cost	$142	$119	$426	$356
Interest cost	143	120	430	360
Amortization of prior losses	45	16	136	46
Expected return on plan assets	(138)	(115)	(416)	(368)
Total costs recognized in expense	$192	$140	$576	$394

The Company previously disclosed in its consolidated financial statements for fiscal 2009, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for fiscal 2009, that it contributed $2.35 million to fund its qualified pension plan.  During the third quarter of the fiscal 2010, the Company made contributions of $425,000 to fund its qualified pension plan.  The Company anticipates no additional contributions will be made in fiscal 2010.

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

	Fiscal Years Ended June 30,
	2010	2009
	(Dollars in Thousands)

Quarter ended September 30	$748	$358
Quarter ended December 31	311	945
Quarter ended March 31	486	704
Quarter ended June 30	—	555
Net healthcare costs	$1,545	$2,562

NOTE 9—STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used for grants in the nine months ended March 31:

	2010	2009

Expected volatility	22.00%	19.00%
Expected dividend yield	3.61%	3.06%
Risk-free interest rate	2.35%	2.87%
Expected term (in years)	5	5

Stock option activity for the nine months ended March 31, 2010 was as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Beginning balance	139,919	$12.89
Granted	—	—
Forfeited	—	—
Exercised	—	—

Ending balance	139,919	$12.89	3.27	$24,912

Vested and exercisable	139,919	$12.89	3.27	$24,912

Stock appreciation rights activity for the nine months ended March 31, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value

Beginning balance	87,650	$15.35
Granted	115,747	12.48
Forfeited	(2,084)	15.38
Exercised	—	—

Ending balance	201,313	$13.70	8.75	$—

Vested and exercisable	35,463	$15.62	7.44	$—

The total intrinsic value of options exercised during the nine months ended March 31, 2010 and 2009 was $0 and $188,000, respectively.  Cash received from the exercise of these options was $0 and $546,000, respectively, and the related tax benefit realized for the tax deductions from cashless option exercises totaled $0 and $700, respectively.  The weighted-average grant date fair value of stock appreciation rights (SARs) granted during the nine months ended March 31, 2010 and 2009 was $1.75 and $2.06, respectively.  The total unrecognized compensation cost related to nonvested SARs awards at March 31, 2010 was $281,000.  The unrecognized cost at March 31, 2010 is expected to be recognized over a weighted average period of 29 months.

Nonvested share activity for the nine months ended March 31 follows:

	2010		2009
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance, beginning	90,708	$15.81	121,746	$16.57
Granted	38,062	10.80	23,602	13.33
Vested	(55,716)	15.31	(49,295)	16.43
Forfeited	(506)	16.53	(1,551)	16.70

Nonvested balance, ending	72,548	$13.56	94,502	$15.83

Pretax compensation expense recognized for nonvested shares for the nine months ended March 31, 2010, and 2009 was $366,000 and $276,000, respectively.  The tax benefit for the nine months ended March 31, 2010, and 2009 was $124,000 and $94,000, respectively.  Annually, the expected forfeiture rate is considered and a cumulative amortization adjustment is recorded to compensation expense if necessary.  During the second quarter of fiscal 2010, the expected forfeiture rate was changed to 14%, down from 22% from the evaluation in the second quarter of fiscal 2009, based upon historical employee turnover and expectations about the future.  This resulted in a pretax cumulative adjustment to increase compensation expense totaling $103,000.  This compares to a pretax adjustment to decrease compensation expense totaling $34,000 recognized in the second quarter of fiscal 2009, when the forfeiture rate increased from 19% to 22%.  As of March 31, 2010, there was $477,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 22 months.  The total fair value of shares vested during the nine months ended March 31, 2010 and 2009 was $673,000 and $618,000, respectively.

In association with the 2002 Option Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the second quarter of fiscal 2010, 19,626 shares of nonvested stock were awarded.  Nonvested shares vest on the first anniversary of the date of grant.  As of March 31, 2010, there was $136,000 of total unrecognized compensation cost related to nonvested shares, which are expected to be recognized over the remaining period of 9 months.  For the nine months ended March 31, 2010, amortization expense was recorded in the amount of $105,000.  The total fair value of shares vested during the nine months ended March 31, 2010 and 2009 was $181,000 and $109,000, respectively.

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

During the first quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%.  The fair value of the derivative was a $505,000 unrealized loss at March 31, 2010.

During the fourth quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $7.0 million notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 6.19%.  The fair value of the derivative was a $192,000 unrealized loss at March 31, 2010.

During the first quarter of fiscal 2009, the Company entered into an interest rate swap agreement with a $3.0 million notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%.  The Company also entered into an interest rate swap agreement with a $2.0 million notional amount to convert the remaining portion of variable rate Trust Preferred III security into a fixed rate instrument for a term of four years at a fixed rate of 6.91%.  The fair value of the $3.0 million notional amount derivative was a $137,000 unrealized loss, while the fair value of the $2.0 million notional amount derivative was a $120,000 unrealized loss at March 31, 2010.

During the second quarter of fiscal 2010, the Company entered into three interest rate swap agreements with notional amounts totaling $22.0 million to convert the variable-rate attributes of trust preferred debt into fixed-rate instruments through forward-starting swaps.  The $10.0 million notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.68%, effective December 1, 2011 for Trust Preferred V.  The $7.0 million notional amount fixed-rate instrument has a term of three years at a fixed rate of 5.93%, effective January 8, 2011 for Trust Preferred IV. The $5.0 million notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.95%, effective October 1, 2012 for Trust Preferred VI.  The fair value of the $10.0 million and $5.0 million notional amount derivatives were unrealized gains of $67,000 and $30,000, respectively, at March 31, 2010. The fair value of the $7.0 million notional amount derivative was an unrealized loss of $39,000 at March 31, 2010.

No gain or loss was recognized in earnings for the nine months ended March 31, 2010, and 2009 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of March 31, 2010, are expected to be reclassified into earnings during the current fiscal year.  See Note 12 “Accumulated Other Comprehensive Loss” for amounts reported as other comprehensive loss.

The Company posted $1.8 million in cash under collateral arrangements as of March 31, 2010, to satisfy collateral requirements associated with our interest rate swap contracts.

The following table summarizes the derivative financial instruments utilized as of March 31, 2010:

	Balance	Notional	Estimated Fair Value
Cash flow hedge	Sheet Location	Amount	Gain	Loss
		(Dollars in Thousands)

Interest rate swap contracts	Accumulated other comprehensive loss	$39,000	$97	$(993)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of March 31, 2010:

	Notional	Average Maturity	Fair	Weighted Average Rate
Liability conversion swaps	Amount	(years)	Value	Receive	Pay
	(Dollars in Thousands)

Interest rate swap contracts	$17,000	1.7	$(954)	3.0%	6.5%
Interest rate swap contracts purchased-not effective	22,000	4.4	58	na	na

Totals	$39,000		$(896)

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Dollars in Thousands)
Net income	$1,791	$2,171	$4,607	$5,992
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	59	(3,158)	(2,022)	(3,158)
Change in unrealized gain (losses) on other securities available for sale	748	4,589	2,432	3,683
Reclassification adjustment:
Net impairment credit loss recognized in earnings	204	361	2,402	361
Security (gains) recognized in earnings	(229)	(387)	(1,365)	(512)
Net unrealized gains (losses)	782	1,405	1,447	374
Income tax benefit (expense)	(298)	(534)	(550)	(143)
Other comprehensive income (loss) on securities available for sale	484	871	897	231

Defined benefit plan:
Other comprehensive (loss) on defined benefit plan	—	—	—	—

Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	(353)	(94)	56	(1,014)
Income tax benefit (expense)	120	32	(19)	345
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	(233)	(62)	37	(669)

Total other comprehensive income (loss)	251	809	934	(438)

Comprehensive income	$2,042	$2,980	$5,541	$5,554

Cumulative other comprehensive (loss) balances were:

Unrealized loss on securities available for sale, net of related tax effect of $560 and $1,127			$(914)	$(1,837)
Unrealized loss on defined benefit plan, net of related tax effect of $1,177 and $523			(1,920)	(853)
Unrealized loss on cash flow hedging activities, net of related tax effect of $305 and $385			(591)	(749)
			$(3,425)	$(3,439)

NOTE 13—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial Assets
Cash and cash equivalents	$20,420	$20,420	$18,511	$18,511
Securities	265,655	265,655	222,910	222,910
Federal Home Loan Bank Stock	12,227	12,227	12,476	12,476
Loans and leases	866,110	868,783	857,693	863,453
Accrued interest receivable	8,984	8,984	7,598	7,598
Servicing rights	12,526	17,338	11,768	15,055
Interest rate swap contracts	(896)	(896)	(952)	(952)

Financial liabilities
Deposits	839,560	846,078	837,868	844,243
Borrowed funds	243,387	249,974	212,869	219,249
Subordinated debentures payable to trusts	27,837	13,763	27,837	9,990
Accrued interest payable and advances by borrowers for taxes and insurance	20,031	20,031	17,421	17,421

Fair Value Measurement

Effective July 1, 2009, FASB Staff Position 157-2, Effective Date of SFAS No. 157 (ASC Topic 820), the Company applied the provisions of this statement to non-financial assets and liabilities.  The Company early adopted FASB Staff Position 157-4, in April 2009, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10-65).  ASC 820-10-65 defines fair value and establishes a consistent framework for measuring fair value under GAAP and expands disclosure requirements for fair value measurements. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The standard describes three levels of inputs that may be used to measure fair value:

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at March 31, 2010:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in Thousands)

Securities available for sale	$5	$261,248	$4,402	$265,655
Interest rate swap contracts	—	(896)	—	(896)
Total assets	$5	$260,352	$4,402	$264,759

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

The following table reconciles the beginning and ending balances of securities available for sale that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended	Nine Months Ended
	March 31, 2010
	(Dollars in Thousands)

Beginning balance	$4,213	$6,051
Total realized/unrealized gains (losses)
Included in earnings	(204)	(2,402)
Included in other comprehensive loss	380	716
Purchases, issuances, (paydowns) and (sales)	13	37
Transfers into or (out) of Level 3	—	—
Ending balance	$4,402	$4,402

The table below presents the Company’s assets subject to the nonrecurring fair value measurements by level within the hierarchy at March 31, 2010:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable	Fiscal 2010
	Markets	Inputs	Inputs	Incurred
	(Level 1)	(Level 2)	(Level 3)	Losses
	(Dollars in Thousands)

Loans held for sale	$—	$24,866	$—	$—
Impaired loans	—	6,476	1,072	—
Mortgage servicing rights	—	—	12,526	—
Foreclosed assets	—	—	—	7

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”), as well as other reports issued by the Company include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company’s management may make forward-looking statements orally to the media, securities analyst, investors and others from time to time. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as “optimism,” “look-forward,” “bright,” “believe,” “expect,” “anticipate,” “intend,” “hope,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may,” are intended to identify these forward-looking statements.

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

Executive Summary

The Company’s net income available to common shareholders for the third quarter of fiscal 2010 was $1.8 million, or $0.26 in diluted earnings per common share, compared to $1.8 million, or $0.45 in diluted earnings per common share, for the third quarter of fiscal 2009.  The Company’s net income available to common shareholders for the nine months ended March 31, 2010 was $4.6 million, or $0.86 in diluted earnings per common share, compared to $5.7 million, or $1.40 in diluted earnings per common share, for the nine months ended March 31, 2009.

Net interest income for the first nine months of fiscal 2010 was $27.0 million, an increase of $116,000, or 0.4%, compared to the same period a year ago.  For the nine months ended March 31, 2010, average interest-earning assets and average interest-bearing liabilities increased 2.4% and 2.0%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 5.22% in the first nine months of fiscal 2010, compared to 5.76% a year ago, a decrease of 54 basis points.  For the same period, interest-bearing cost of funds decreased to 2.22%, compared to 2.75%, a decrease of 53 basis points.

The net interest margin on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the nine months ended March 31, 2010 was 3.32%, compared to 3.39% for the same period a year ago, a decrease of 7 basis points. A sustained overall decline in the interest rate yield curve affected the yield for the interest-earning assets and the interest-bearing liabilities, while the average balances for these categories increased over the comparable period of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

The allowance for loan and lease losses increased $465,000 to $8.9 million at March 31, 2010, compared to June 30, 2009.  The ratio of allowance for loan and lease losses to total loans and leases was 1.02% as of March 31, 2010 compared to 0.98% at June 30, 2009.  Total nonperforming assets at March 31, 2010 were $11.1 million as compared to $12.6 million at June 30, 2009, a decrease of $1.4 million.  The ratio of nonperforming assets to total assets decreased to 0.90% at March 31, 2010, compared to 1.07% at June 30, 2009.  The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history over 12, 36, and 60 month time periods, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.  Management intends to continue its disciplined credit administration and loan underwriting processes and to remain focused on the creditworthiness of new loan originations.  Management believes that it has identified the most significant nonperforming assets in its loan portfolio and is working to resolve the credit issues related to these assets to obtain the most favorable outcome for the Company.

The Company held $9.5 million in trust preferred securities at March 31, 2010 that are currently impaired under applicable accounting rules.  These are comprised of pooled securities issued primarily by banks throughout the United States, and were downgraded which place each in a below investment grade rating.  The Company performed analysis to determine if any of the securities had a credit loss by estimating if any of the cash flows are not expected to be received as contracted.  Based upon the analysis, the Company recognized total other-than-temporary impairment of $2.0 million for four trust preferred securities for the nine months ended March 31, 2010.  The difference between the present value of cash flows and the amortized cost basis for each of the four securities was recorded as credit loss impairment and recognized in earnings for a total of $2.4 million. The amortized cost basis of the four securities was reduced by the amount of credit loss. The remaining amount of change in the fair value related to other factors was an increase of $380,000 and is recognized in other comprehensive income, net of applicable taxes.

Total deposits at March 31, 2010, were $839.6 million, an increase of $1.7 million, or 0.2%, from June 30, 2009.  During the nine month period, money market account balances increased $30.1 million, or 20.7%, while in-market certificates of deposits decreased $24.3 million, or 6.1% due in part to the transfer of maturing certificates to money market accounts based upon customer preference.  Public fund account balances decreased $37.1 million which are categorized in multiple categories of deposits.  The decrease in public funds was offset by the overall increase in the non-public funds included in total deposits.  The primary factor affecting interest expense was the decrease in the average rates paid on total deposits for the nine month period ended March 31, 2010, of 1.76% compared to 2.38% for the nine month period ended March 31, 2009.

On April 26, 2010, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the third quarter of fiscal 2010.  The dividend will be paid on May 14, 2010, to stockholders of record on May 7, 2010.

The total risk-based capital ratio of 11.72% at March 31, 2010, increased by 67 basis points from 11.05% at June 30, 2009.  This continues to place the Bank in the “well-capitalized” category within OTS regulation at March 31, 2010 and is consistent with the “well-capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

Noninterest income was $7.8 million for the nine months ended March 31, 2010 compared to $9.0 million for the same period in the prior fiscal year, a decrease of $1.2 million or 13.6%.  This decrease is due primarily to net impairment credit losses recognized in earnings of $2.4 million for the nine months ended March 31, 2010, compared to $361,000 for the nine months ended March 31, 2009.   Net gain on sale of loans and net gain on sale of securities increased $323,000 and $853,000, respectively, which partially offset the decrease for the comparable period.

Noninterest expense was $26.3 million for the nine months ended March 31, 2010, as compared to $26.0 million for the nine months ended March 31, 2009, an increase of $264,000, or 1.0%.  The increase was attributed to an increase in FDIC insurance premiums and occupancy and equipment of $450,000 and $322,000, respectively.  The increase in noninterest expense was neutralized by a decrease in compensation and employee benefits of $801,000, which was attributed primarily to performance-based incentive pay and healthcare cost decreases.

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Recent bank failures have decreased the DIF to levels below its required reserve ratio.  In order to replenish the DIF, the FDIC has increased deposit insurance premiums to a level designed to restore the DIF to required levels within seven years, and the Company paid a one-time special assessment of $535,000 on September 30, 2009, based upon deposits at June 30, 2009.  This assessment was accrued in the fourth quarter of fiscal 2009.  In addition, on November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar 2009, and the entire calendar years of 2010, 2011, and 2012.  On December 30, 2009, the Company paid $4.9 million which was recorded as a prepaid asset and will be proportionally expensed over future periods. At March 31, 2010, the remaining balance recorded as a prepaid asset was $4.0 million.  The FDIC may impose additional special assessments which would be recorded as they are incurred.  The FDIC also instituted the Transaction Account Guarantee Program (“TAGP”).  The TAGP extended the FDIC’s insurance to full coverage of non-interest bearing transaction accounts for participating institutions through June 30, 2010 at an annualized rate of 10 basis points on deposit balances in excess of the $250,000 insurance limit currently in place.  The Bank is a participant in the TAGP, but does not expect this program to have a material impact on the FDIC assessment.  The Bank had previously paid assessments under the Savings Association Insurance Fund (“SAIF”) and was eligible for certain credit against deposit insurance assessments when SAIF was merged into the DIF in 2005.  This credit had offset the majority of the Bank’s FDIC premium expense in past fiscal years, but was fully utilized during the second quarter of fiscal 2009.

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

Financial Condition Data

At March 31, 2010, the Company had total assets of $1.2 billion, and exhibited an increase of $57.7 million from the level at June 30, 2009.  The increase in assets in the nine months of fiscal 2010 was due primarily to an increases in securities available for sale and loans held for sale of $42.7 million and $10.0 million, respectively.  Total liabilities increased $32.6 million at March 31, 2010, as compared to June 30, 2009.  This increase was primarily due to an increases in advances from the FHLB and other borrowings of $30.5 million.  Stockholders’ equity increased $25.0 million to $93.7 million at March 31, 2010, from $68.7 million at June 30, 2009, due primarily to the equity offering in November 2009 and current earnings.

The increase in securities available for sale of $42.7 million indicated above, was primarily the result of net increases of agency residential mortgage-backed securities of $41.5 million during the third quarter of fiscal 2010.  Loans held for sale increased $10.0 million at March 31, 2010, as compared to June 30, 2009, due primarily to seasonal fluctuation of student loan activity and increased single family loan production activity.

Cash and cash equivalents increased $1.9 million at March 31, 2010 as compared to June 30, 2009.  See the Consolidated Statement of Cash Flows for an in-depth analysis in the change in cash and cash equivalents for the nine months ended March 31, 2010.

Deposits increased $1.7 million at March 31, 2010 as compared to June 30, 2009.  Money market accounts increased $30.1 million during the nine month period ended March 31, 2010, while in-market certificates of deposits decreased $24.3 million to offset this increase.  Public fund account balances, which are included in money markets, savings and certificates of deposits, decreased $37.1 million to $145.4 million at March 31, 2010 in part as a result of seasonal fluctuations typical with these types of municipal deposits.

Advances from the FHLB and other borrowings increased $30.5 million at March 31, 2010 as compared to June 30, 2009. This increase was primarily the result of a net increase in securities available for sale and loans held for sale of $42.7 million and $10.0 million, respectively, and partially offset by the cash raised in the equity offering of $20.7 million.

Stockholders’ equity increased $25.0 million at March 31, 2010 when compared to June 30, 2009.  This increase was due primarily to the underwritten public offering in November 2009, whereby the Company issued 2.875 million shares of its common stock at a public offering of $8.00 per share, for gross proceeds of $23.0 million. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses totaled approximately $20.7 million.  The increase in stockholders’ equity was also attributed to the net income available to common shareholders for the nine months ended March 31, 2010 of $4.6 million.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

Loan and Lease Portfolio Composition

	March 31, 2010		June 30, 2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$74,029	8.71%	$84,849	9.97%
Commercial business and real estate (2)	307,137	36.13	322,416	37.87
Multi-family real estate	50,460	5.94	48,342	5.68
Equipment finance leases	11,828	1.39	16,010	1.88
Consumer direct (3)	120,475	14.17	116,777	13.72
Consumer indirect (4)	10,808	1.27	21,394	2.51
Agricultural	252,276	29.67	231,315	27.17
Construction	23,166	2.72	10,179	1.20
Total loans and leases receivable (5)	$850,179	100.00%	$851,282	100.00%

(1) Excludes $15,562 and $8,888 loans held for sale at March 31, 2010 and June 30, 2009, respectively.

(2) Includes $2,706 and $2,810 tax exempt leases at March 31, 2010 and June 30, 2009, respectively.

(3) Excludes $9,304 and $5,993 student loans held for sale at March 31, 2010 and June 30, 2009, respectively.

(4) The Company announced consumer indirect originations ceased during the first quarter of Fiscal 2008.

(5) Includes deferred loan fees and discounts.

Deposit Composition

	March 31, 2010		June 30, 2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$96,774	11.53%	$94,067	11.23%
Interest bearing checking accounts	94,773	11.29	94,846	11.32
Money market accounts	175,295	20.88	145,214	17.33
Savings accounts	77,337	9.21	81,417	9.72
In-market certificates of deposit	376,999	44.90	401,291	47.89
Out-of-market certificates of deposit	18,382	2.19	21,033	2.51
Total deposits	$839,560	100.00%	$837,868	100.00%

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

	Three Months Ended March 31,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$856,414	$12,192	5.77%	$837,501	$12,045	5.83%
Investment securities (2) (3)	259,318	1,872	2.93%	252,812	2,937	4.71%
FHLB stock	11,207	56	2.03%	12,476	26	0.85%

Total interest-earning assets	1,126,939	$14,120	5.08%	1,102,789	$15,008	5.52%
Noninterest-earning assets	79,250			66,679
Total assets	$1,206,189			$1,169,468

Interest-bearing liabilities:
Deposits:
Checking and money market	$244,753	$353	0.58%	$214,277	$310	0.59%
Savings	81,077	72	0.36%	70,165	74	0.43%
Certificates of deposit	416,991	2,401	2.34%	397,126	3,131	3.20%
Total interest-bearing deposits	742,821	2,826	1.54%	681,568	3,515	2.09%
FHLB advances and other borrowings	215,165	1,488	2.80%	241,338	1,896	3.19%
Subordinated debentures payable to trusts	27,837	453	6.60%	27,837	447	6.51%

Total interest-bearing liabilities	985,823	4,767	1.96%	950,743	5,858	2.50%
Noninterest-bearing deposits	90,084			79,969
Other liabilities	37,618			45,995
Total liabilities	1,113,525			1,076,707
Equity	92,664			92,761
Total liabilities and equity	$1,206,189			$1,169,468

Net interest income; interest rate spread (4)		$9,353	3.12%		$9,150	3.02%

Net interest margin (4) (5)			3.37%			3.36%

Net interest margin, TE (6)			3.42%			3.43%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the three months ended March 31, 2010 and March 31, 2009 have been annualized.

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

	Nine Months Ended March 31,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$852,249	$36,887	5.77%	$820,766	$37,709	6.12%
Investment securities (2) (3)	235,183	5,991	3.39%	240,551	8,512	4.71%
FHLB stock	11,873	222	2.49%	12,207	184	2.01%

Total interest-earning assets	1,099,305	$43,100	5.22%	1,073,524	$46,405	5.76%
Noninterest-earning assets	77,148			66,772
Total assets	$1,176,453			$1,140,296

Interest-bearing liabilities:
Deposits:
Checking and money market	$230,015	$968	0.56%	$233,156	$1,727	0.99%
Savings	72,158	197	0.36%	68,298	462	0.90%
Certificates of deposit	432,630	8,517	2.62%	383,205	10,035	3.49%
Total interest-bearing deposits	734,803	9,682	1.76%	684,659	12,224	2.38%
FHLB advances and other borrowings	205,067	5,084	3.30%	235,778	5,952	3.36%
Subordinated debentures payable to trusts	27,837	1,372	6.57%	27,837	1,383	6.62%

Total interest-bearing liabilities	967,707	16,138	2.22%	948,274	19,559	2.75%
Noninterest-bearing deposits	93,956			76,360
Other liabilities	33,526			37,091
Total liabilities	1,095,189			1,061,725
Equity	81,264			78,571
Total liabilities and equity	$1,176,453			$1,140,296

Net interest income; interest rate spread (4)		$26,962	3.00%		$26,846	3.01%

Net interest margin (4) (5)			3.27%			3.33%

Net interest margin, TE (6)			3.32%			3.39%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the nine months ended March 31, 2010 and March 31, 2009 have been annualized.

(5)  Net interest income divided by average interest-earning assets.

(6)  Net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) is a non-GAAP financial measure.  The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences.  We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes.  As a non-GAAP financial mea- sure, Net Interest Margin, TE should be considered supplemental to and not a substitute for or superior to, financial measures calculated in accordance with GAAP.  As other companies may use different calculations for Net Interest Margin, TE, this presentation may not be comparable to similarly titled measures reported by other companies.

The reconciliation of the net interest income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Dollars in Thousands)
Net interest income	$9,353	$9,150	$26,962	$26,846
Taxable equivalent adjustment	140	181	428	502
Adjusted net interest income	9,493	9,331	27,390	27,348
Average interest-earning assets	1,126,939	1,102,789	1,099,305	1,073,524
Net interest margin, TE	3.42%	3.43%	3.32%	3.39%

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2010 vs 2009			2010 vs 2009
	Increase	Increase		Increase	Increase
	(Decrease)	(Decrease)	Total	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$273	$(126)	$147	$1,435	$(2,257)	$(822)
Investment securities (2)	76	(1,141)	(1,065)	(190)	(2,331)	(2,521)
FHLB stock	(3)	33	30	(5)	43	38

Total interest-earning assets	$346	$(1,234)	$(888)	$1,240	$(4,545)	$(3,305)

Interest-bearing liabilities:
Deposits:
Checking and money market	$48	$(5)	$43	$(23)	$(736)	$(759)
Savings	12	(14)	(2)	26	(291)	(265)
Certificates of deposit	157	(887)	(730)	1,299	(2,817)	(1,518)
Total interest-bearing deposits	217	(906)	(689)	1,302	(3,844)	(2,542)
FHLB advances and other borrowings	(204)	(204)	(408)	(776)	(92)	(868)
Subordinated debentures payable to trusts	—	6	6	—	(11)	(11)

Total interest-bearing liabilities	$13	$(1,104)	$(1,091)	$526	$(3,947)	$(3,421)

Net interest income increase	$333	$(130)	$203	$714	$(598)	$116

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at March 31, 2010.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased to $11.1 million at March 31, 2010 from $12.6 million at June 30, 2009, a decrease of $1.4 million, or 11.3%.  Nonaccruing loans and leases decreased $4.5 million from June 30, 2009 to March 31, 2010, to a total of $4.8 million.  Accruing loans and leases delinquent more than 90 days increased $2.9 million to $5.0 million at March 31, 2010 from $2.1 million at June 30, 2009.  Foreclosed assets increased $209,000 to $1.3 million at March 31, 2010, from $1.1 million at June 30, 2009.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, was 0.90% at March 31, 2010, which is a decrease from 1.07% as reported at June 30, 2009.

Nonaccruing loans and leases decreased $4.5 million to $4.8 million at March 31, 2010 compared to $9.4 million at June 30, 2009.  In the third fiscal quarter of 2010, a troubled debt restructuring of $6.5 million of loans for one agricultural relationship returned $4.0 million to performing status at March 31, 2010.  The reported amount in nonaccrual status from this relationship consists of one loan totaling $2.5 million secured by agricultural business assets.  The remaining loans and leases included in nonaccruing loans and leases at March 31, 2010 were six loans totaling $92,000 secured by one- to four-family real estate, eight loans totaling $732,000 secured by commercial real estate, 10 loans totaling $619,000 secured by commercial business assets, 23 leases totaling $350,000 secured by equipment, and 22 loans totaling $464,000 secured by consumer assets.

Accruing loans and leases delinquent more than 90 days increased $2.9 million, to $5.0 million at March 31, 2010 compared to $2.1 million at June 30, 2009.  Included in accruing loans and leases delinquent more than 90 days at March 31, 2010 were four loans totaling $351,000 secured by commercial real estate, nine loans totaling $1.4 million secured by agricultural real estate, five loans totaling $1.5 million secured by commercial business assets, 19 loans totaling $1.1 million secured by agricultural business assets, six leases totaling $666,000 secured by equipment and three loans totaling $11,000 of unsecured overdraft and reserve accounts.

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

As of March 31, 2010, foreclosed assets increased by $209,000, or 19.3%, to $1.3 million as compared to $1.1 million at June 30, 2009.  The balance at March 31, 2010 consisted of $401,000 of one- to four-family collateral owned, $346,000 of leased equipment owned, $482,000 of agricultural collateral owned, and $65,000 of consumer collateral owned.

At March 31, 2010, the Company had designated $32.3 million of its assets as special mention and $24.7 million of its assets as classified that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  The Company also classified $9.5 million of trust preferred securities in accordance with OTS debt security classification guidelines.  At March 31, 2010, the Company had $12.7 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which $1.4 million were classified.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes the March 31, 2010 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance the allowance will be adequate in the future.

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

The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets
	March 31, 2010	June 30, 2009
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$92	$977
Commercial real estate	732	177
Commercial business	620	405
Equipment finance leases	350	272
Consumer	464	355
Agricultural	2,591	7,195
Total	4,849	9,381

Accruing loans and leases delinquent more than 90 days:
Commercial real estate	351	277
Commercial business	1,511	349
Equipment finance leases	666	264
Consumer	10	8
Agricultural	2,456	1,194
Total	4,994	2,092

Foreclosed assets:
One- to four-family	401	406
Equipment finance leases	346	105
Consumer	65	92
Agricultural	482	482
Total (1)	1,294	1,085

Total nonperforming assets (2)	$11,137	$12,558

Ratio of nonperforming assets to total assets (3)	0.90%	1.07%

Ratio of nonperforming loans and leases to total loans and leases (4) (5)	1.12%	1.32%

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

(5)  Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Nine Months Ended March 31,
	2010	2009
	(Dollars in Thousands)

Balance at beginning of period	$8,470	$5,933
Charge-offs:
One-to four-family	(108)	(97)
Commercial real estate	(11)	(108)
Commercial business	(319)	(36)
Equipment finance leases	(263)	(45)
Consumer	(704)	(661)
Construction	(11)	(35)
Total charge-offs	(1,416)	(982)

Recoveries:
One-to four-family	4	4
Commercial business	—	2,217
Equipment finance leases	5	—
Consumer	124	162
Agricultural	—	5
Total recoveries	133	2,388

Net recoveries(charge-offs)	(1,283)	1,406

Additions charged to operations	1,748	801

Balance at end of period	$8,935	$8,140

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	1.02%	0.97%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	90.78%	180.09%

Ratio of net charge offs to average loans and leases for the year-to-date period (3)	0.20%	(0.23)%

(1)  Total loans and leases include loans held for sale.

(2)  Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)  Percentages for the nine months ended March 31, 2010 and March 31, 2009 have been annualized.

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

	FAS 5	FAS 114	FAS 5	FAS 114
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan Type	March 31, 2010		June 30, 2009
	(Dollars in Thousands)

One- to four-family	$321	$—	$416	$—
Commercial real estate	1,450	165	1,110	—
Multi-family real estate	190	—	192	—
Commercial business	1,741	67	2,136	153
Equipment finance leases	347	—	409	—
Consumer	1,378	—	1,280	—
Agricultural	3,226	50	2,724	50
Total	$8,653	$282	$8,267	$203

FAS 114 Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan Type	March 31, 2010			June 30, 2009
	(Dollars in Thousands)

Commercial real estate	4	$896	165	3	177	$—
Commercial business	6	591	67	4	453	153
Agricultural	3	6,343	50	2	7,997	50
Total	13	$7,830	$282	9	$8,627	$203

The allowance for loan and lease losses was $8.9 million at March 31, 2010, as compared to $8.1 million at March 31, 2009.  The ratio of the allowance for loan and lease losses to total loans and leases was 1.02% at March 31, 2010, compared to 0.97% at March 31, 2009.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended March 31, 2010, and March 31, 2009

General.  The Company’s net income available to common shareholders was $1.8 million, or $0.26 in basic and $0.26 in diluted earnings per common share for the three months ended March 31, 2010, a $40,000 decrease in earnings available to common shareholders compared to $1.8 million, or $0.45 in basic and $0.45 in diluted earnings per common share for the same period in the prior fiscal year.  For the three months ended March 31, 2010, the return on average equity and the return on average assets was 7.84% and 0.60%, respectively, compared to 9.49% and 0.75%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $14.1 million for the three months ended March 31, 2010, as compared to $15.0 million for the same period in the prior fiscal year, a decrease of $888,000 or 5.9%.  This decrease was primarily the result of declining average yields on the interest-earning assets.  Loans and leases receivable had an average yield of 5.77% for the three months ended March 31, 2010, which is 6 basis points less than the average yield of 5.83% for the three months ended March 31, 2009.  Investment securities had a decline in average yield of 178 basis points when comparing the third quarter of fiscal 2010 against the same period of the prior year.  The average interest-earning assets for loans and leases receivables increased $18.9 million, or 2.3% to $856.4 million for the three months ended March 31, 2010, when compared to the three months ended March 31, 2009.  Investment securities increased in average balance $6.5 million, or 2.6% to $259.3 million for the third quarter of fiscal 2010, when compared to the average balance of the same quarter of the prior fiscal year.  The revenue decrease attributable to the overall declining yield for interest-earning assets was $1.2 million, which was partially offset by the revenue increase due to an increase in average interest-earning assets balances of $346,000.

Interest Expense.  Interest expense was $4.8 million for the three months ended March 31, 2010, as compared to $5.9 million for the same period in the prior fiscal year, a decrease of $1.1 million or 18.6%.  A $906,000 decrease in interest expense was the result of a decrease in the average rate paid of 1.54% on interest-bearing deposits for the three months ended March 31, 2010, compared to an average rate paid of 2.09% for the three months ended March 31, 2009.  The average balance of interest-bearing deposits increased by $61.3 million, or 9.0%, which increased interest expense by $217,000 for the three months ended March 31, 2010, as compared to the same period of fiscal 2009.  The net effect of interest-bearing deposits on interest expense due to rate and volume was a decrease of $689,000 for the third quarter of fiscal 2010 as compared to the third quarter of 2009.  FHLB advances and other borrowings decreased by $26.2 million, or 10.8% for the three month period ended March 31, 2010, as compared to the three month period ended March 31, 2009, while the rate decreased to 2.80% from 3.19% for the periods.  The resulting reduction in volume and rate decreased interest expense by $408,000 due to these liabilities.  The average rate paid on total interest-bearing liabilities, which include interest-bearing deposits and liabilities, was 1.96% for the three months ended March 31, 2010 as compared to 2.50% for the same period in fiscal 2009.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2010, increased $203,000 or 2.2%, to $9.4 million compared to $9.2 million for the same period in the prior fiscal year.  The net increase in volumes of interest-earning assets in excess of increased volumes of interest-bearing liabilities resulted in a net increase in net interest income of $333,000.  This was partially offset by the net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities and resulted in a net decrease in net interest income of $130,000.  The Company’s Net Interest Margin, TE was 3.42% for the three months ended March 31, 2010, as compared to 3.43% for the three months ended March 31, 2009.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the three months ended March 31, 2010, the Company recorded a provision for losses on loans and leases of $981,000 compared to $414,000 for the three months ended March 31, 2009.  See “Asset Quality and Potentially Problem Loans and Leases” for further discussion.

Noninterest Income.  Noninterest income was $2.8 million for the quarter ended March 31, 2010, compared to $3.0 million for the quarter ended March 31, 2009, a decrease of $194,000 or 6.5%.  This decrease is due primarily to decreases in net gain on sale of loans and net gain on sale of securities of $174,000 and $158,000, respectively.  Net impairment credit losses on trust preferred securities recognized in earnings of $204,000 for the quarter ended March 31, 2010 was $157,000 less than the impairment credit losses recognized for the quarter ended March 31, 2009, which partially offset the decrease in noninterest income when comparing the two periods.

Loan servicing income decreased by $90,000 to $527,000 for the third quarter fiscal 2010 due primarily to increased servicing rights amortization expense recorded during the period based upon the Company’s quarterly analysis of portfolio prepayment experience.  Net gain on sale of loans decreased $174,000 to $369,000 for the three months ended March 31, 2010 from $543,000 for the three months ended March 31, 2009, primarily due to a decrease in mortgage loan activity and the related loan sales when comparing the quarter-over-quarter activity.  Net gain on the sale of securities totaled $229,000, a decrease of $158,000 for the three months ended March 31, 2010, as compared to the same period in fiscal 2009.  In the third quarter of fiscal 2009, rates initially decreased enabling the Company to take advantage of elevated fixed-rate mortgage-backed securities prices while restructuring the portfolio for a higher rate environment.  Net impairment credit losses on trust preferred securities recognized in earnings were $204,000 for the quarter ended March 31, 2010, compared to a net credit loss of $361,000 recognized in earnings for the third quarter of fiscal 2009.

Noninterest Expense.  Noninterest expense was $8.5 million for the three months ended March 31, 2010 as compared to $8.4 million for the three months ended March 31, 2009, an increase of $115,000, or 1.4%.  Occupancy and equipment, marketing and community development, and FDIC insurance increased $127,000, $97,000 and $53,000, respectively, for the third quarter of fiscal 2010 compared to the same period of fiscal 2009.  Compensation and employee benefits decreased $154,000, or 2.9%, for the quarter ended March 31, 2010 compared to March 31, 2009.  Net healthcare costs, also a component of compensation and employee benefits, decreased $218,000, to $486,000, the result of a reduction in specific high dollar claims from the prior year.

Compensation and employee benefits were $5.1 million for the three months ended March 31, 2010, a decrease of $154,000 or 2.9% when compared to the three months ended March 31, 2009.  Performance-based incentives decreased $403,000, or 62.4%, due to a reduction in performance outcomes through the third quarter of fiscal 2010 as compared to the prior year’s outcomes.  This decrease was partially offset by an increase in salaries and wages of $198,000, or 5.8% to $3.6 million for the same comparable period.  The salary and wage expense increase was due to year-over-year salary increases and personnel additions.  Net healthcare costs, which are included in the total for compensation and employee benefits, decreased $218,000, or 31.0% to $486,000 due to a reduction in specific high dollar claims and general overall utilization.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.  Retirement costs and other compensation costs increased $92,000 and $197,000, respectively, which partially offset the decreases from the compensation and healthcare costs.   Retirement costs increased primarily due to higher pension costs as determined by an actuarial valuation in the first quarter of fiscal 2010, while other compensation costs increased primarily from payroll taxes, recruiting expenses and other related costs.

Occupancy and equipment increased $127,000, or 12.3% to $1.2 million for the three months ended March 31, 2010 as compared to the same period ended March 31, 2009.  A new facility in Watertown, South Dakota was placed in service in July 2009, and subsequently sold as a leased back facility to an unrelated group in the third quarter of fiscal 2010.  The depreciation of equipment, rental expense, and other operating expenses related to this new facility accounted for the majority of increased costs.  Other equipment purchased since the third quarter of fiscal 2009 also contributed to the increase in depreciation expense since the prior fiscal year.

Marketing and community development increased $97,000, or 43.7% to $319,000 for the third quarter of fiscal 2010, compared to the third quarter of fiscal 2009.  Community development increases for the quarter as compared to the prior year’s period and an ancillary rewards program implemented during the current fiscal year were the main factors in the increase when compared to the third quarter of fiscal 2009.

FDIC insurance premiums increased $53,000, or 19.5%, to $325,000 for the third quarter of fiscal 2010, compared to the same period of fiscal 2009.  FDIC rate increases totaling 8 basis points were added during the last twelve months, which increased the total expense for the current quarter versus the comparable quarter of the prior fiscal year.

Income tax expense.  The Company’s income tax expense for the three months ended March 31, 2010 decreased to $868,000 compared to $1.2 million for the same period in the prior fiscal year.  The effective tax rate was 32.6% and 34.8% for the three months ended March 31, 2010 and 2009, respectively.  The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes in the third quarter of fiscal 2010 than the same period of fiscal 2009.  Permanent tax differences as a net deduction increased by $90,000 for the three months ended March 31, 2010 as compared to the same period of the prior year, while income before income tax decreased $673,000 in comparing the current quarter to the prior year’s quarter.

Comparison of the Nine Months Ended March 31, 2010, and March 31, 2009

General.  The Company’s net income available to common shareholders was $4.6 million, or $0.86 in basic and $0.86 in diluted earnings per common share for the nine months ended March 31, 2010, a $1.0 million decrease in earnings available to common shareholders compared to $5.7 million, or $1.41 in basic and $1.40 in diluted earnings per common share for the same period in the prior fiscal year.  For the nine months ended March 31, 2010, the return on average equity and the return on average assets was 7.55% and 0.52%, respectively, compared to 10.16% and 0.70%, respectively, for the same period in the prior fiscal year.  As discussed in more detail below, the decrease to earnings was due primarily to the recording of net impairment credit losses of $2.4 million for the first nine months of fiscal 2010 compared to net impairment credit losses of $361,000 for the comparable period of fiscal 2009.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $43.1 million for the nine months ended March 31, 2010 as compared to $46.4 million for the same period in the prior fiscal year, a decrease of $3.3 million or 7.1%.  This decrease was primarily the result of declining average yields on the interest-earning assets.  Loans and leases receivable had an average yield of 5.77% for the nine months ended March 31, 2010, which is 35 basis points less than the average yield of 6.12% for the nine months ended March 31, 2009.  Investment securities had a decline in average yield of 132 basis points when comparing the nine months of fiscal 2010 against the same period of the prior year.  The average interest-earning assets for loans and leases receivables increased $31.5 million, or 3.8% to $852.2 million for the nine months ended March 31, 2010, when compared to the nine months ended March 31, 2009.  Investment securities decreased in average balance $5.4 million, or 2.2% to $235.2 million for the first nine months of fiscal 2010, when compared to the average balance of the comparable period of fiscal 2009.  The net revenue decrease from loans and leases receivable attributable to the overall declining yield and partially offset by the increasing average volume was $2.3 million and $1.4 million, respectively, which netted to a decrease of $822,000.  The net revenue decrease from investment securities attributable to the overall declining yield and declining average volume was $2.3 million and $190,000, respectively.

Interest Expense.  Interest expense was $16.1 million for the nine months ended March 31, 2010 as compared to $19.6 million for the same period in the prior fiscal year, a decrease of $3.4 million or 17.5%.  A $3.8 million decrease in interest expense was the result of a decrease in the average rate paid of 1.76% on interest-bearing deposits for the nine months ended March 31, 2010 compared to an average rate paid of 2.38% for the nine months ended March 31, 2009.  The average balance of interest-bearing deposits increased by $50.1 million, or 7.3%, resulting in an increase of $1.3 million in interest expense.  The average balance of FHLB advances and other borrowings decreased by $30.7 million, or 13.0% for the nine month period ended March 31, 2010, as compared to the nine month period ended March 31, 2009.  This net decrease in volume of FHLB advances and other borrowings accounted for a reduction in interest expense of $776,000.  The average rate paid on total interest-bearing liabilities was 2.22% for the nine months ended March 31, 2010 as compared to 2.75% for the same period in fiscal 2009.

Net Interest Income. The Company’s net interest income for the nine months ended March 31, 2010, increased $116,000 or 0.4%, to $27.0 million compared to $26.8 million for the same period in the prior fiscal year.  The net effect of the net increase in volumes of interest-earning assets in excess of the increased volumes of interest-bearing liabilities, resulted in a net increase in net interest income of $714,000.  This was offset by the net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities and resulted in a net decrease in net interest income of $598,000.  The Company’s Net Interest Margin, TE was 3.32% for the nine months ended March 31, 2010, as compared to 3.39% for the nine months ended March 31, 2009.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the nine months ended March 31, 2010, the Company recorded a provision for losses on loans and leases of $1.7 million compared to $801,000 for the nine months ended March 31, 2009.  See “Asset Quality and Potentially Problem Loans and Leases” for further discussion.

Noninterest Income.  Noninterest income was $7.8 million for the nine months ended March 31, 2010 compared to $9.0 million for the nine months ended March 31, 2009, a decrease of $1.2 million or 13.6%.  This decrease is due primarily to the net increase in net impairment credit losses on trust preferred securities recognized in earnings of $2.0 million for the nine months ended March 31, 2010.   Net gain on sale of loans and net gain on sale of securities increased $323,000 and $853,000, respectively, which partially offset the decrease caused by the net impairment credit losses.

Net impairment credit losses on trust preferred securities recognized in earnings were $2.4 million for the nine months ended March 31, 2010 compared to $361,000 for the same period of the prior fiscal year.  Fees on deposits decreased $231,000 to $4.1 million for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009, due largely to a decrease in NSF and overdraft fees of $530,000 and partially offset by an increase in point-of-sale interchange and ATM fee income of $350,000.  Loan servicing income decreased by $202,000 to $1.5 million for the nine months of fiscal 2010 due primarily to increased servicing rights amortization expense recorded during the period based upon the Company’s quarterly analysis of portfolio prepayment experience.  Net gain on sale of loans increased $323,000 to $1.4 million for the nine months ended March 31, 2010 as compared to $1.1 million for the nine months ended March 31, 2009, primarily due to an increase in mortgage loan activity and the related loan sales.  Net gain on the sale of securities totaled $1.4 million, an increase of $853,000 for the nine months ended March 31, 2010 as compared to the same period in fiscal 2009.  The Company took advantage of elevated fixed-rate mortgage-backed securities prices which were influenced by U.S. government participation in the mortgage-backed securities market, while also restructuring the portfolio for a higher rate environment.

Noninterest Expense.  Noninterest expense was $26.3 million for the nine months ended March 31, 2010 as compared to $26.0 million for the nine months ended March 31, 2009, an increase of $264,000, or 1.0%.  The increase was attributed to increases in salaries and wages of $679,000, occupancy and equipment of $322,000, and FDIC insurance premiums of $450,000.  The increases in noninterest expense were neutralized primarily by a decrease in performance-based incentive pay and healthcare costs of $1.3 million and $462,000, respectively.

Compensation and employee benefits were $15.4 million for the nine months ended March 31, 2010, a decrease of $801,000 or 5.0% when compared to the nine months ended March 31, 2009.  Performance-based incentive pay decreased $1.3 million, or 62.2% due to a reduction in performance outcomes through the third quarter of fiscal 2010 as compared to the prior year’s outcomes.  This decrease in compensation was partially offset by an increase in salaries and wages of $679,000, or 6.5% to $11.2 million for this same comparable period.  The salary and wage expense increase was due to year-over-year salary increases and personnel additions.  Net healthcare costs, which are included in the total for compensation and employee benefits, decreased $462,000, or 23.0% to $1.5 million due to a reduction of specific high dollar claims and general overall utilization for the nine month period of fiscal 2010 compared to the same period of the prior fiscal year.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year. Retirement costs, which are included in the total for compensation and employee benefits, increased $269,000, or 41.3% to $919,000 for the year-to-date amounts in fiscal 2010 compared to fiscal 2009 primarily due to the increased costs determined during the actuarial valuation in the first quarter of fiscal 2010.

Occupancy and equipment increased $322,000, or 10.7% to $3.3 million for the nine months ended March 31, 2010 as compared to the same period ended March 31, 2009.  A new facility in Watertown, South Dakota was placed in service in July 2009, and subsequently sold as a leased back facility to an unrelated group in the third quarter of fiscal 2010.  The depreciation of equipment, rental expense, and other operating expenses related to this new facility accounted for the majority of increased costs.  Other equipment purchased since the third quarter of fiscal 2009 also contributed to the increase in depreciation expense since the prior fiscal year.

FDIC insurance premiums increased $450,000, to $985,000 for the nine months of fiscal 2010, compared to the same period of fiscal 2009.  In the first quarter of fiscal 2009, the Bank applied previously unused credits in the payment of its insurance premiums.  The credits were fully utilized in the second quarter of fiscal 2009.  FDIC rate increases totaling 8 basis points were also added during the last twelve months, which increased the total expense for the nine months of fiscal 2010 versus fiscal 2009.

Income tax expense.  The Company’s income tax expense for the nine months ended March 31, 2010 decreased to $2.1 million compared to $3.0 million for the same period in the prior fiscal year.  The effective tax rate was 31.5% and 33.7% for the nine months ended March 31, 2010 and 2009, respectively.  The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes in the first three quarters of fiscal 2010 than the same period of fiscal 2009.  Permanent tax differences as a net deduction increased by $16,000 for the nine months ended March 31, 2010 as compared to the same period of the prior year, while income before income tax decreased $2.3million in comparing the current quarter to the prior year’s quarter.

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

Although in-market deposits is one of the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of March 31, 2010, the Bank had the following sources of additional borrowings:

•                  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•                  $10.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•                  $6.0 million in an uncommitted, unsecured line of federal funds with United Bankers’ Bank;

•                  $57.4 million of available credit from the Federal Reserve Bank; and

•                  $56.9 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured lines of federal funds with First Tennessee Bank, NA and Zions Bank at March 31, 2010. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

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

In connection with entering into the Loan Agreement, the Company also entered into a Commercial Pledge Agreement with the Lender, granting the Lender a first security interest in all of the stock of the Bank.  The Loan Agreement contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at March 31, 2010.

In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of March 31, 2010, the Bank had $18.4 million in out-of-market certificates of deposit.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2010, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $40.9 million and to sell mortgage loans of $31.6 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At March 31, 2010, the Bank had outstanding commitments to sell and purchase $3.1 million and $125,000, respectively, of investment securities available for sale.

The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At March 31, 2010, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.63% at March 31, 2010.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 11.72% at March 31, 2010.

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

Recent Accounting Pronouncements

FASB Establishes Accounting Standards Codification

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

On June 12 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This updated guidance was effective January 1, 2010, and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

In April, 2010, the FASB issued ASU No. 2010-18,”Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”.  As a result of this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  ASU No. 2010-18 is effective for the Company in the first interim period of Fiscal 2011 (September 30, 2010) and the annual reporting period beginning June 30, 2011.  Management is currently evaluating the impact of adopting this update on the Company’s consolidated financial condition, results of operations and cash flow.

During the third quarter of fiscal 2010, the FASB issued several ASUs: ASU No. 2010-08 through ASU No. 2010-18.  Except for ASU no. 2010-18 mentioned above, the ASUs issued entail technical corrections or clarifications to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at March 31, 2010 and 2009, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for fiscal 2009 or that the Company’s primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2010 changed significantly when compared to June 30, 2009.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

March 31, 2010
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$120,720	$7,216	6%
+200	120,421	6,917	6
+100	118,279	4,775	4
—	113,504	—	—
-100	101,355	(12,149)	(11)

March 31, 2009
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$113,963	$4,196	4%
+200	114,842	5,075	5
+100	114,075	4,308	4
—	109,767	—	—
-100	100,012	(9,755)	(9)

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

Item 4.  Controls and Procedures

As of March 31, 2010, an evaluation was performed by the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.  There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, and our Quarterly Report on Form 10-Q for the fiscal quarters ended September 30, 2009 and December 31, 2009, which describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  Other than as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2010.

We recorded other-than-temporary impairment (“OTTI”) charges in our trust preferred securities (“TRUPS”) portfolio in the third and fourth quarters of 2009 and in the first three quarters of 2010, and we could record additional losses in the future.

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

We held six TRUPS pools with an adjusted cost basis of $11.9 million and a fair value of $6.1 million at June 30, 2009. Rating downgrades on these investments occurred during fiscal year 2009, placing each in a below investment grade rating. Due to an inactive market for these securities, management utilized a “Level 3” fair value input according to Statement of Financial Accounting Standard No. 157(ASC Topic 820), utilizing discounted cash flow methodologies to determine fair value and OTTI. During fiscal 2009, we determined that three debt securities exhibited OTTI. The aggregate OTTI losses recorded for the three securities for the fiscal year 2009 were $3.9 million, of which $3.5 million was recognized on the balance sheet in other comprehensive income, with the balance being $397,000 of credit loss recognized through earnings. The remaining difference between amortized cost basis and fair value of $2.3 million recognized in other comprehensive income is primarily attributable to the three TRUPS for which OTTI was not recognized for the fiscal year 2009.

At March 31, 2010, we carried the six TRUPS pools at an adjusted cost basis of $9.5 million and a fair value of $4.4 million. We determined that four debt securities exhibited OTTI of $2.0 million, of which $2.4 million of credit loss was recognized through earnings for the nine months ended March 31, 2010, with the balance of $380,000 of net change recognized on the balance sheet in other comprehensive income since June 30, 2009.

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

On November 12, 2009, the FDIC adopted a final rule that requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 would be used for 2010. That rate would be increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation would also assume a 5 percent annual growth rate, increased quarterly, through the end of 2012. Under the final rule, an institution will account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009. Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they do currently. Under the final rule, the FDIC stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking procedures provided by statute, and therefore, continued actions by the FDIC could significantly increase the Bank’s noninterest expense in fiscal 2010 and for the foreseeable future.  On December 30, 2009, the Company paid $4.9 million for its quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, of which $4.3 million was recorded as a prepaid asset and will be proportionally expensed over the future periods.  At March 31, 2010 $4.0 million is recorded as a prepaid asset.

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

Item 4.  [Removed and Reserved]

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

HF Financial Corp.
(Registrant)

Date:	May 14, 2010	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2010	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002