Form 10-K
period 2010-06-30
HF FINANCIAL CORP
filed 2010-09-10
CIK 881790

Use these links to rapidly review the document
Annual Report on Form 10-K Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2009, was approximately $67.4 million.

         As of September 3, 2010, there were 6,946,337 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders to be held on November 17, 2010.

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

The Company

        HF Financial Corp., a unitary thrift holding company, was formed in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Bank (the "Bank") , its principal banking subsidiary. The Company acquired all of the outstanding stock of the Bank on April 8, 1992. The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. Unless otherwise indicated, all matters discussed in this Form 10-K relate to the Company and its direct and indirect subsidiaries, including, without limitation, the Bank. See "Subsidiary Activities" below for further information regarding the subsidiary operations of the Company and the Bank.

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

The Bank

        The Bank was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. The Bank provides full-service consumer and commercial business banking, including an array of financial products and services, to meet the needs of its marketplace. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential loans, commercial business loans, agriculture loans, consumer loans, multi-family and commercial real estate loans and construction loans. The Bank's consumer direct loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans.

        Through its trust department, the Bank acts as trustee, personal representative, administrator, guardian, custodian, agent, advisor and manager for various accounts. As of June 30, 2010, the trust department of the Bank maintained approximately $84.5 million in assets under management. Wealth management has become a strategic focus of the Bank, and the Bank has added expertise in portfolio management and business development to enhance this business line to drive future growth in assets under management and fee income.

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

Subsidiary Activities

        In addition to the Bank, the Company had six other wholly-owned subsidiaries as of June 30, 2010: HF Financial Group, Inc. ("HF Group"), HF Financial Capital Trust III ("Trust III"), HF Financial Capital Trust IV ("Trust IV"), HF Financial Capital Trust V ("Trust V"), HF Financial Capital Trust VI ("Trust VI") and HomeFirst Mortgage Corp. (the "Mortgage Corp.").

        In August 2002, the Company formed HF Group, a South Dakota corporation. HF Group previously marketed software to facilitate employee benefits administration, payroll processing and management and governmental reporting. HF Group no longer actively markets this software and had immaterial operations in 2010. Intercompany interest income is eliminated in the preparation of consolidated financial statements.

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

        The Mortgage Corp., a South Dakota corporation formed in September 1994, was previously engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market. The Mortgage Corp. had no activity during fiscal 2009 and fiscal 2010.

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

        The Bank has four wholly-owned subsidiaries, Hometown Investment Services, Inc. ("Hometown"), Mid America Capital Services, Inc. ("Mid America Capital"), Mid-America Service Corporation ("Mid-America") and PMD, Inc. ("PMD"). Home Federal Securitization Corp. ("HFSC") was a wholly-owned subsidiary, but was dissolved during fiscal year 2010.

        Hometown, a South Dakota corporation formed in February 1951, provides financial and insurance products to customers of the Bank and members of the general public in the Bank's market area. Insurance products offered by Hometown primarily include annuities and life insurance products. Hometown obtains its funding via a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. In June 2010, the Bank advanced $100,000 for the purchase of common stock of the subsidiary. As of June 30, 2010, there were no advances on an approved line of credit of $75,000. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

        Mid America Capital, a South Dakota corporation formed in October 1990, specializes in equipment finance leasing. Mid America Capital obtains its funding through a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. As of June 30, 2010, Mid America Capital had advanced $8.4 million on an approved line of credit of $35.0 million with the Bank. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

        Mid-America, a South Dakota corporation formed in August 1971, in the past provided residential appraisal services to the Bank and other lenders in the Bank's market. Mid-America had no activity during fiscal 2009 and fiscal 2010.

        PMD, a South Dakota corporation formed in January 1992, in the past was engaged in the business of buying, selling and managing repossessed real estate properties. PMD had no activity during fiscal 2009 and fiscal 2010.

        HFSC, a Delaware corporation formed in January 2003, existed for the sole purpose of buying motor vehicle installment loans from the Bank to be securitized. HFSC had no activity during fiscal 2009 and fiscal 2010 and was dissolved effective March 24, 2010.

Market Area

        Based on total assets at June 30, 2010, the Bank is the largest savings association headquartered in South Dakota. The Bank has a total of 33 banking centers in its market area and one Internet branch located at www.homefederal.com. The Bank's primary market area includes communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area (MSA), and the cities of Pierre, Mitchell, Aberdeen, Brookings, Dakota Dunes, Watertown, and Yankton. The Bank also has a banking center in Marshall, Minnesota, which serves customers located in southwestern Minnesota. The banking center located in Dakota Dunes also serves customers located in northwestern Iowa. The Bank's primary market area features a variety of agribusiness, financial services, health care and light manufacturing firms. The Internet branch allows access to customers beyond traditional geographical areas.

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

        The HOLA includes a provision that limits the Bank's non-residential real estate lending to no more than four times its total capital. This maximum limitation, which at June 30, 2010 was $442.3 million, has not materially limited the Bank's lending practices.

        Under HOLA, the maximum amount which the Bank may lend to any one borrower is 15% of the Bank's unimpaired capital and surplus, or $17.4 million at June 30, 2010. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. The Bank may request a waiver from the OTS to exceed the 15% loans-to-one borrower limitation on a case-by-case basis. See "Regulation—Loans-to-One Borrower" for more information and a discussion of the loans-to-one borrower regulations.

        Construction Lending.    The Bank makes construction loans to individuals for the construction of their residences, as well as loans to builders and developers for the construction of single family and multi-family residential properties, in the Bank's primary market area.

        Construction loans to individuals for their residences are structured to be converted to mortgage loans at the end of the construction phase, which typically runs six to twelve months. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating residential mortgage loans.

        The Bank makes loans for the construction of multi-family residential properties. Such loans are generally made at adjustable- rates, which adjust periodically based on the appropriate index.

        Construction loans are generally originated with a maximum loan-to-value ratio of 80%, and up to 90% on loans to individuals for construction of their residence, based upon an independent appraisal. Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction and development loans to borrowers other than owner occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

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

        Agricultural Loans.    In order to serve the needs of the local agricultural community and improve the interest rate sensitivity and yield of its assets, the Bank originates agricultural loans through its agricultural division. The agricultural division offers loans to its customers such as: (i) operating loans that are used to fund the borrower's operating expenses, which typically have a one year term and are indexed to the national prime rate; (ii) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (iii) agricultural farmland term loans that are used to finance (or refinance) land purchases; (iv) specialized loans to fund facilities and equipment for livestock confinement enterprises; and (v) loans to fund ethanol plant development. Agriculture real estate loans typically will have personal guarantees of the borrowers, a first lien on the real estate, interest rates adjustable to the national prime rate or Treasury Note rates, and annual, quarterly or monthly payments. Operating and term loans are secured by farm chattels (crops, livestock, machinery, etc.), which are the operating assets of the borrower. The Bank also originates agricultural loans directly and through programs sponsored by the Farmers Service Agency ("FSA") of which a portion of such loans are also guaranteed in part by the FSA. The bank also provides financing for part-time farmers and their primary residences. These loans are for customers who derive the majority of their income from non-farming related sources but do derive a portion of their income from the property they are financing. These loans are typically sold to Farmer Mac with the Bank providing the ongoing servicing. For these services the Bank is paid an annual servicing fee from Farmer Mac.

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

        The Bank currently makes 15-, 20- and 30-year fixed- and adjustable-rate ("ARM") one- to four-family residential mortgage loans at loan-to-value ratios consistent with Federal National Mortgage Assoc.("FNMA")/Federal Home Loan Mortgage Corp.("FHLMC") guidelines. Loan-to-values exceeding 80% are required to include private mortgage insurance in an amount sufficient to reduce the Bank's exposure at or below the 80% level. The Bank generally offers an ARM loan with a fixed rate for the initial three to five years, which then converts to a one-year annual rate reset ARM for the remainder of the life of the loan. These loans provide for an annual cap and a lifetime cap at a set percent over the fully-indexed rate.

        The Bank also offers a portfolio loan product that is a seven-year balloon loan that is fully payable at the end of the balloon term.

        The Bank also offers fixed-rate 15- to 30-year mortgage loans that conform to secondary market standards. Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions. Residential loans generally do not include prepayment penalties.

        The Bank also originates fixed-rate one- to four-family residential mortgage loans through the South Dakota Housing Development Authority ("SDHDA") program. These loans generally have terms not to exceed 30 years and are insured by the Federal Housing Administration ("FHA"), Veterans Administration ("VA"), Rural Development or private mortgage insurance. The Bank receives an origination fee of 1% of the loan amount from the borrower and a servicing fee of generally 0.38% from the SDHDA for these services. The servicing fee rate may subsequently decline to a minimum of 0.25% based on delinquency characteristics. The Bank is the largest servicer of loans for the SDHDA. At June 30, 2010, the Bank serviced $965.8 million of mortgage loans for the SDHDA. See Note 4 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K, for information on loan servicing.

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

        The Bank offers online mortgage capabilities through QuickClick™ Online Mortgage Solutions, a service that allows customers to check rates, research loan options and complete mortgage applications via the Bank's website. This service is currently available to branch locations in South Dakota and Minnesota.

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

        The Bank's consumer direct loan portfolio includes, among other types, automobile loans, home equity loans, loans secured by deposit accounts and student loans. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The Bank offers both open- and closed-end credit. Overdraft lending is extended through lines of credit that are tied to a checking account. The credit lines generally bear interest at 18% and are generally limited to no more than $2,000. Loans secured by deposit accounts at the Bank are currently originated for up to 90% of the account balance (although historically the Bank has loaned up to 100% of the account balance), with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on such loans is typically equal to 2% above the contract rate.

        Loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to a maximum of 95% of the appraised or assessed value of the property securing the loan and generally have maximum terms that do not exceed 10 years.

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

        Leases are originated generally in the Bank's trade area in the upper Midwest. All leases are secured by the equipment leased, with personal guarantees of the borrowers normally obtained on commercial leases.

        Commercial Leases.    In order to support the Bank and its customers and to improve the yield of its assets, Mid America Capital originates commercial leases to customers primarily in the Bank's trade area. Mid America Capital basically offers two types of commercial leases: capital and tax leases. Leases encompass a wide variety of equipment for a variety of commercial uses. The customer base tends to be small- to medium-sized businesses that view leasing as another financing option that augments their overall operation. Repayment terms tend to be monthly in nature. As with commercial loans, commercial leases typically are made on the basis of the borrower's ability to make repayment from the cash flow of their business. As a result, the availability of funds for the repayment of commercial leases may be substantially dependent on the success of the business itself. The collateral securing the leases will generally depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

        Loan and Lease Portfolio Composition.    Over the past several years, the Company has transformed its loan and lease portfolio from predominantly one-to four-family residential and consumer loans to a more diverse portfolio including commercial and agriculture loans. As part of the Company's business strategy to build its commercial and agriculture loan portfolio, the Bank has hired several bankers with significant commercial and agriculture lending experience, which has led to successful growth results across these business lines. The Company's commercial and agricultural loan portfolio has increased to 67.29% of the Company's total loan and lease portfolio at June 30, 2010 from 65.04% at June 30, 2009, while its one- to- four family residential and consumer loan portfolio has decreased to 23.32% of its total loan and lease portfolio from 26.20% over that period. At the same time, the Company continues to prioritize and invest in mortgage lending as it believes this to be a core component of its personal banking strategy.

        The following table sets forth information concerning the composition of the Company's loan and lease portfolio from continuing operations in dollar amounts and in percentages (before deductions for the undisbursed portion of loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
One- to four-family(1)	$93,247	10.04%	$94,237	10.59%	$108,546	13.36%	$125,525	15.97%	$108,342	14.57%
Multi-family	50,538	5.44	49,054	5.51	46,118	5.68	34,126	4.34	34,161	4.59
Commercial business and real estate(2)(3)	332,450	35.78	337,477	37.90	310,378	38.20	281,357	35.79	248,060	33.35
Agricultural real estate	118,956	12.80	102,676	11.53	78,043	9.60	48,030	6.11	31,484	4.23
Construction	32,743	3.52	12,827	1.44	8,286	1.02	18,674	2.38	33,596	4.52
Equipment finance leases(2)	10,549	1.13	15,880	1.78	19,250	2.37	22,267	2.83	29,343	3.95
Agricultural business	154,860	16.67	134,331	15.09	91,934	11.31	69,608	8.86	57,985	7.80
Consumer Loans:
Automobile	23,420	2.52	36,359	4.08	58,807	7.24	98,238	12.50	106,900	14.37
Deposit account	1,438	0.15	1,645	0.19	1,580	0.19	1,772	0.23	1,553	0.21
Student(4)	4,893	0.53	5,993	0.67	614	0.08	263	0.03	420	0.06
Junior liens on mortgages	97,031	10.44	91,570	10.28	81,250	10.00	79,113	10.06	84,898	11.42
Other	9,066	0.98	8,367	0.94	7,727	0.95	7,079	0.90	6,932	0.93

Total consumer loans	135,848	14.62	143,934	16.16	149,978	18.46	186,465	23.72	200,703	26.99

Total gross loans and leases	929,191	100.00%	890,416	100.00%	812,533	100.00%	786,052	100.00%	743,674	100.00%

Less:
Undisbursed portion of loans in process	(30,973)		(23,791)		(19,834)		(10,387)		(9,674)
Deferred fees and discounts	(652)		(462)		(193)		582		883
Allowance for losses	(9,575)		(8,470)		(5,933)		(5,872)		(5,657)

Total loans and leases receivable, net	$887,991		$857,693		$786,573		$770,375		$729,226

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

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Fixed-Rate Loans and Leases:
One- to four-family(1)	$71,340	7.68%	$68,547	7.70%	$76,392	9.40%	$89,086	11.33%	$70,341	9.46%
Multi-family, commercial & construction(2)(3)	95,572	10.29	85,951	9.65	107,511	13.23	121,046	15.40	115,939	15.59
Agricultural real estate	25,508	2.74	23,552	2.64	23,841	2.93	13,591	1.73	9,495	1.28
Consumer(4)	78,264	8.42	93,546	10.51	110,702	13.63	146,686	18.66	151,354	20.35
Agricultural business	32,199	3.46	24,988	2.81	17,020	2.09	14,007	1.78	6,673	0.90
Equipment finance leases(2)	10,549	1.13	15,880	1.78	19,250	2.37	22,267	2.83	29,343	3.95

Total fixed-rate loans and leases	313,432	33.72	312,464	35.09	354,716	43.65	406,683	51.73	383,145	51.53

Adjustable-Rate Loans:
One- to four-family(1)	21,907	2.36	25,690	2.88	32,154	3.96	36,439	4.64	38,001	5.11
Multi-family, commercial & construction	320,159	34.46	313,407	35.20	257,271	31.67	213,111	27.12	199,878	26.87
Agricultural real estate	93,448	10.06	79,124	8.89	54,202	6.67	34,439	4.38	47,770	6.42
Consumer(4)	57,584	6.20	50,388	5.66	39,276	4.83	39,779	5.06	49,349	6.64
Agricultural business	122,661	13.20	109,343	12.28	74,914	9.22	55,601	7.07	25,531	3.43

Total adjustable-rate loans	615,759	66.28	577,952	64.91	457,817	56.35	379,369	48.27	360,529	48.47

Total loans and leases	929,191	100.00%	890,416	100.00%	812,533	100.00%	786,052	100.00%	743,674	100.00%

Less:
Undisbursed portion of loans in process	(30,973)		(23,791)		(19,834)		(10,387)		(9,674)
Deferred fees and discounts	(652)		(462)		(193)		582		883
Allowance for loan and lease losses	(9,575)		(8,470)		(5,933)		(5,872)		(5,657)

Total loans and leases receivable, net	$887,991		$857,693		$786,573		$770,375		$729,226

(1)
Includes one- to four-family loans held for sale.

(2)
Includes tax-exempt loans and leases.

(3)
Includes commercial loans held for sale.

(4)
Includes student loans held for sale.

        The following schedule illustrates the scheduled principal contractual repayments of the Company's loan and lease portfolio at June 30, 2010. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family(1)	Multi- Family	Commerical	Agricultural	Construction	Consumer(2)	Commercial Business(3)	Agricultural	Total
	(Dollars in Thousands)
Due in less than 1 year	$4,406	$3,493	$47,758	$16,137	$9,519	$25,110	$57,917	$123,249	$287,589
Due in 1 to 5 years	15,672	17,102	62,137	35,115	5,942	93,013	41,439	26,267	296,687
Due 5 years or greater	73,169	29,943	117,979	67,704	17,282	17,725	15,769	5,344	344,915

Total	$93,247	$50,538	$227,874	$118,956	$32,743	$135,848	$115,125	$154,860	$929,191

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

        The following table sets forth the composition of the Company's deferred fees and discounts on loans as of the dates indicated.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
One-to four-family	$(460)	$(500)	$(599)	$(691)	$(616)
Multi-family, commercial real estate & construction	(291)	(252)	(232)	(276)	(348)
Consumer	4	16	44	103	113
Agricultural	(78)	(99)	(70)	(44)	(32)
Equipment finance leases	93	131	39	40	63
Commercial business	21	28	21	14	5
Dealer reserve	59	214	604	1,436	1,698

Total deferred fees and discounts	$(652)	$(462)	$(193)	$582	$883

        Deferred fees and discounts on loans and leases have trended to a net deferred cost position. In fiscal year 2010, the net deferred fees and discounts on loans and leases decreased by $190,000. This decrease was primarily due to a $155,000 reduction in dealer reserve, as a result of lower indirect automobile loan balances as the Company ceased consumer indirect loan originations in the first quarter of fiscal year 2008.

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

        In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification, as well as investment securities, in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 2010, the Company had designated $50.7 million of its assets as special mention and $38.9 million of its assets as classified. Other potential problem loans are included in criticized and classified assets. See "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further discussion.

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

        Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives. At June 30, 2010, approximately 89.6% of our investment portfolio was in AAA-rated, liquid residential mortgage-backed securities.

        At June 30, 2010, the Company's investments in residential mortgage-backed securities totaled $241.5 million, or 19.3% of its total assets, and does not consist of any private-label securities. As of such date, the Bank also had a $10.3 million investment in the stock of the Federal Home Loan Bank of Des Moines ("FHLB" or "FHLB of Des Moines") in order to satisfy the FHLB of Des Moines' requirement for membership.

        The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table.

	At June 30, 2010
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. government agencies & corporations	$—	—%	$4,551	1.58%	$—	—%	$—	—%	$4,551	$4,576
Municipal bonds	480	0.98	5,484	3.44	5,204	3.89	2,652	4.01	13,820	14,224
Trust preferred securities	—	—	—	—	—	—	9,257	2.46	9,257	3,902
Residential mortgage-backed securities	—	—	1,886	5.30	9,373	5.18	226,254	2.96	237,513	241,481

Total investment securities	$480		$11,921		$14,577		$238,163		$265,141	$264,183

        The effective maturities for the Bank's residential mortgage-backed securities are much shorter due to the combination of prepayments and the variable-rate nature of $224.6 million of residential mortgage-backed securities. The variable or hybrid (fixed for a period of time and then variable thereafter) structure gives the Bank flexibility in risk management of the balance sheet.

        Management has implemented a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluation of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. In fiscal year 2010, the other than temporary impairment losses taken against the pooled trust preferred securities was $2.2 million. In addition, $460,000 was recognized on the balance sheet in other comprehensive income resulting in $2.7 million of credit loss recognized through earnings.

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

        The Bank's investment securities portfolio is managed in accordance with a written investment policy adopted by the Bank's Board of Directors. Investments may be made by the Bank's officers within specified limits and approved in advance by the Bank's chief executive officer or president for transactions over these limits. At the present time, the Bank does not have any investments that are held for trading purposes. At June 30, 2010, the Company had $264.4 million of securities available for sale, including residential mortgage-backed securities of $241.5 million. See Note 2 of "Notes to

Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further information on the Company's investment portfolio.

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

        Deposits.    The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of statement savings accounts, checking accounts, money market and certificate of deposit accounts ranging in terms from 30 days to five years. The Bank primarily solicits deposits from its market area, with a strategic focus of multiple-service household growth. The Bank relies primarily on customer service, competitive pricing policies and advertising to attract and retain these deposits. Based on liquidity needs, the Bank may, from time to time, acquire out-of-market deposits in those circumstances where wholesale funding offers either a maturity or cost efficiency not available with retail deposits. At June 30, 2010, out-of-market deposits accounted for less than 3% of total deposits.

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

        The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of the dates indicated.

	At June 30,
	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$117,139	12.81%	$94,067	11.23%	$90,598	11.55%
Interest bearing accounts weighted average rates of 0.10%, 0.15% and 0.64% at June 30, 2010, 2009 and 2008	100,231	10.96	94,846	11.32	90,125	11.49
Savings accounts weighted average rates of 0.33%, 0.35% and 1.46% at June 30, 2010, 2009 and 2008	83,136	9.09	81,417	9.72	78,575	10.02
Money market accounts weighted average rates of 0.73%, 0.64% and 1.53% at June 30, 2010, 2009 and 2008	189,821	20.76	145,214	17.33	171,689	21.89

Total transaction accounts	490,327	53.62	415,544	49.60	430,987	54.95

In-Market Certificates of Deposit:
0.00 - 1.99%	182,585	19.97	91,971	10.98	1,069	0.14
2.00 - 2.99%	142,922	15.64	87,130	10.40	64,598	8.23
3.00 - 3.99%	53,265	5.83	109,339	13.05	58,781	7.50
4.00 - 4.99%	13,909	1.52	81,817	9.76	106,627	13.60
5.00 - 5.99%	8,233	0.90	30,922	3.69	94,727	12.08
6.00 - 6.99%	119	0.01	112	0.01	193	0.02

Total in-market certificates of deposit	401,033	43.87	401,291	47.89	325,995	41.57
Out-of-market certificates of deposit weighted average rate of 1.10%, 1.32% and 2.98% at June 30, 2010, 2009 and 2008	22,904	2.51	21,033	2.51	27,255	3.48

Total certificates of deposit	423,937	46.38	422,324	50.40	353,250	45.05

Total deposits	$914,264	100.00%	$837,868	100.00%	$784,237	100.00%

        The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2010.

	Maturity
	Less Than 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000(1)	$39,917	$39,143	$45,390	$85,477	$209,927
Certificates of deposit of $100,000 or more	15,768	13,108	22,811	87,881	139,568
Out-of-market certificates of deposit(2)	9,744	8,041	2,477	2,642	22,904
Public funds(3)(4)	9,843	5,229	16,301	20,165	51,538

Total certificates of deposit	$75,272	$65,521	$86,979	$196,165	$423,937

(1)
Includes funds from the Certificate of Deposit Account Registry Service ("CDARS") certificate of deposit program of $33.2 million.

(2)
Includes certificates of deposit of $100,000 or greater of $22.3 million.

(3)
Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)
Includes certificates of deposit of $100,000 or greater of $50.4 million.

        The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 6 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. Deposits at June 30, 2010, and 2009 included $89.4 million and $78.1 million, respectively, of deposits from one local governmental entity, the majority of which are savings account balances.

        Borrowings.    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

        The Bank's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgeable loans, including but not limited to, its mortgage related loans, residential mortgage-backed securities and U.S. Government and other agency securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2010, the Bank's FHLB advances totaled $190.5 million, representing 16.4% of total liabilities.

        The Company has a line of credit for $6.0 million with United Bankers' Bank for liquidity needs, but did not have any outstanding advances at June 30, 2010. The Company pledged 100% of the stock of the Bank as collateral on the line of credit. The Company had a line of credit for $6.0 million with First Tennessee Bank, NA at June 30, 2009, and had outstanding advances of $5.5 million at June 30, 2009. The line of credit matured on September 30, 2009. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further detail of the Company's borrowings.

        The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	Years Ended June 30,
	2010	2009	2008
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$258,390	$307,562	$244,040
Other borrowings	241	5719	180
Average Balance:
FHLB and FRB advances	$206,818	$231,587	$152,140
Other borrowings	2,261	619	149

        The following table sets forth certain information as to the Bank's FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2010	2009	2008
	(Dollars in Thousands)
Overnight federal funds purchased	$21,405	$26,495	$29,920
Fixed-rate FHLB advances	169,100	180,655	168,355
Other borrowings	214	5,719	179

Total borrowings	$190,719	$212,869	$198,454

Weighted average interest rate of borrowings	3.03%	3.63%	3.88%

Competition

        The banking business is highly competitive and the Bank experiences competition in each of its markets from many other financial institutions, many of which are larger and may have significantly greater financial and other resources. Specifically, the Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions, that operate offices in the Company's primary market areas and elsewhere. Many of these competitors are also well-established financial institutions.

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

Employees

        At June 30, 2010, the Bank had a total of 308 full-time employees and 49 part-time employees. The full-time employees include 7 employees of the Bank's subsidiary corporations. The Bank's employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.

Regulation

General

        The Bank is a federally chartered thrift institution, the deposits of which are federally insured by the FDIC under the DIF. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all of its operations by its primary federal regulator, the OTS, and by its deposit insurer, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel. The Bank is a member of the Federal Home Loan Bank of Des Moines ("FHLB" or "FHLB of Des Moines") and is subject to certain limited regulation by the Federal Reserve Board ("FRB"). As the unitary thrift holding company of the Bank, we are also subject to federal regulation and oversight by the OTS.

        The purpose of the regulation of us, like other depository institution holding companies, is to protect subsidiary institutions where deposits are federally insured and their depositors. As discussed below, under recently enacted financial reform legislation known as The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the OTS will be abolished 90 days after the formal transfer of its supervisory and rulemaking functions to various federal agencies in July 2011 (or else by January 2012 if a six-month extension is required). Accordingly, both the Company and Bank will be transitioning to the jurisdiction of new primary federal regulators. The primary regulator of the Company will be the FRB and the primary regulator of the Bank will be the Comptroller of the Currency.

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

Regulation of Federal Savings Associations

        The OTS has extensive authority over the operations of federal savings associations, such as the Bank. This regulation and supervision establishes a comprehensive framework for activities in which a federal savings association can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Bank and its operations and on us and our stockholders.

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

        However, as discussed below, the Dodd-Frank Act will significantly impact the availability of federal preemption of state consumer laws to federal savings associations and their subsidiaries.

Loan and Investment Powers

        The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association's assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association's assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third-party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In addition, the HOLA and the OTS regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes. At June 30, 2010, the Bank met the 10% leasing limitation with 0.83% of total Bank assets. Such general leases, however, do not have to be aggregated with the institution's loans for purposes of the HOLA's investment and lending limitations. At June 30, 2010, the Bank met the 20% limitation on commercial and agricultural loans and leases with such loans and leases equal to 15.17% of total Bank assets.

Loans-To-One Borrower

        Under the HOLA, the Bank is generally subject to the same limits on loans-to-one borrower as are imposed on national banks. With specified exceptions, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2010, the Bank's lending limit under this restriction was $17.4 million.

Assessments

        The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed by totaling three components: the Bank's total assets, supervisory condition and complexity of operations. The Bank's OTS assessment (standard assessment) for the fiscal year ended June 30, 2010, was approximately $265,000.

Enforcement

        The OTS has primary enforcement responsibility over federal savings associations, including the Bank. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices and can result in, among other things, assessments of civil money penalties, issuance of cease and desist orders and removal of directors and officers. Under the Federal Deposit Insurance Act, the FDIC has the authority to recommend to the Director of the OTS that an enforcement action be taken with respect to a particular savings association. If action is not taken by the OTS, the FDIC may take action under certain circumstances.

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

        If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are "significantly" or "critically undercapitalized" are subject to a wider range of regulatory requirements and restrictions. Under the OTS regulations, a federal savings association is generally treated as "well-capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level.

        At June 30, 2010, the Bank met the criteria for being considered "well-capitalized."

Federal Deposit Insurance of Accounts and Regulation by the FDIC

        The Bank is a member of, and pays deposit insurance assessments to, the DIF, which is administered by the FDIC. Effective April 1, 2006, through the Federal Deposit Insurance Reform Act of 2005, the maximum insurance coverage for self-directed retirement plan deposits increased from $100,000 to $250,000 permanently. Under the Dodd-Frank Act, all other deposits of the Bank are permanently insured up to $250,000 per depositor for each account ownership category (prior to the legislation, the increased insurance coverage from $100,000 to $250,000 was temporary until December 31, 2013). FDIC insurance of deposits is backed by the full faith and credit of the U.S. government. As the insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

        The DIF was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the "Deposit Insurance Fund Act"). In addition to merging the insurance funds, the Deposit Insurance Fund Act established a statutory minimum and maximum designated reserve ratio for the DIF and granted the FDIC greater flexibility in establishing the required reserve ratio. The Dodd-Frank Act provides for an increase in the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which much be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion.

        In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution's premium is generally based on the balance of insured deposits and the degree of risk the institution poses to the DIF. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution's most recent supervisory and capital evaluations, designed to measure risk. In October 2008, the FDIC proposed raising assessment rates to implement a Restoration Plan for the DIF, which had fallen significantly below the then-applicable minimum target level of 1.15% as a result of recent bank failures. On February 27, 2009, the FDIC approved an amended Restoration Plan, under which the FDIC implemented an assessment rate schedule to raise the DIF reserve ratio to 1.15% within seven years. Pursuant to the Plan, the FDIC implemented a final rule that set assessment rates and made adjustments based on risk. Under the final rule, banks in the lowest risk category were required to pay initial base rates ranging from 12 basis points to 16 basis points of assessable deposits on an annual basis, beginning on April 1, 2009 (applicable to assessments for the second quarter of 2009 and thereafter), subject to further adjustment for banks holding unsecured debt, certain secured liabilities and brokered deposits beyond a certain amount. Banks in the highest risk category were required to pay an initial base rate of 45 basis points of assessable deposits, which may also be adjusted to between 40 basis points and 77.5 basis points of assessable deposits for excess amounts of unsecured debt, certain secured liabilities and brokered deposits. The FDIC also reserved the right to adjust the assessment rate schedule from quarter to quarter. On May 22, 2009, the Board of Directors of the FDIC adopted a final rule establishing a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment of $538,000 was collected on September 30, 2009. The FDIC is authorized to raise the assessment rates as necessary to maintain the DIF and has authority to declare additional special assessments. In addition, on November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar 2009, and the entire calendar years of 2010, 2011, and 2012. On December 30, 2009, the Company paid $4.9 million which was recorded as a prepaid asset and will be proportionally expensed over future periods. At June 30, 2010, the remaining balance recorded as a prepaid asset was $3.7 million. The FDIC may impose additional special assessments which would be recorded as they are incurred.

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

        The Bank's assessment rate for the fiscal year ending June 30, 2010, was 0.1404% and the premium paid for Fiscal 2010 was $1.3 million. The FDIC has authority to increase insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

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

        At June 30, 2010, the Bank exceeded each of its capital requirements as shown in the following table:

	Amount(1)	Percent of Applicable Assets(2)
	(Dollars in Thousands)
GAAP Capital	$110,572	8.82%

Tier 1 (core) capital	$108,428	8.69%
Required	49,907	4.00

Excess over requirement	$58,521	4.69%

Total risk-based capital	$117,406	11.68%
Required	80,402	8.00

Excess over requirement	$37,004	3.68%

(1)
The Bank's investment in its subsidiaries is included for purposes of calculating regulatory capital.

(2)
Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk based capital figures are determined as a percentage of risk-weighted assets.

        The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required that the OTS and other federal banking agencies revise their risk-based capital standards to ensure that they take into account interest rate risk, concentration of risk and the risks of non-traditional activities. The OTS monitors the interest rate risk of individual institutions through (i) the OTS requirements for interest rate risk management, (ii) the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and (iii) regulatory requirements that provide guidance on the management of interest rate risk and outline the responsibility of boards of directors in that area.

        The OTS monitors the interest rate risk of individual institutions through analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of an institution's existing assets, liabilities, and off-balance sheet contracts and, therefore, hypothetically represents the value of an institution's net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by savings associations. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

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

        During the fiscal year ended June 30, 2010, the Bank paid cash dividends to the Company totaling $2.5 million.

Liquidity

        All savings associations, including the Bank, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. For a discussion of what the Bank includes in liquid assets, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Branching

        Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (i) if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the savings association were a state savings association chartered by such state or (ii) if the association qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See the section below entitled "—Qualified Thrift Lender Test." The branching authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment

        Under the Community Reinvestment Act("CRA") as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings association, to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain regulatory applications by the Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in the OTS evaluation, which was last completed on May 29, 2008.

        The CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, automated teller machines ("ATMs") and other offices.

Qualified Thrift Lender Test

        Under the HOLA, the Bank must comply with the qualified thrift lender test("QTL test"). Under the QTL test, the Bank is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986, as amended.

        At June 30, 2010, the Bank held 72.23% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments in 12 of the 12 months during the fiscal year ended June 30, 2010, and thus qualified under the QTL test. The Bank has met the QTL test since its inception.

        A savings association that fails the QTL test and is unable to demonstrate a reasonable likelihood of meeting it in the future may be required to convert to a bank charter and will generally be prohibited from: (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, and (iii) establishing any new branch office in a location not permissible for a national bank. In addition, if the institution does not re-qualify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and may have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible.

Transactions with Affiliates and Insiders

        The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations, Sections 23A and 23B of the Federal Reserve Act("FRA") Regulation W issued by the FRB and Section 11 of the HOLA as well as any additional limitations adopted by the OTS. OTS regulations regarding transactions with affiliates generally conform to Regulation W. These provisions, among other things, prohibit or limit a savings association from extending credit to, or entering into certain transactions with, its affiliates.

        Under the restrictions on transactions with affiliates, the aggregate amount of covered transactions with any individual affiliate is limited to 10% of the unimpaired capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association's unimpaired capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low-quality assets from affiliates is permitted only under certain circumstances. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates.

        In addition, the OTS regulations include additional restrictions on savings associations under Section 11 of the HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in activities that are not permitted for bank holding companies under the Bank Holding Company Act and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. OTS regulations also include certain specific exemptions from these prohibitions. The FRB and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

        The Bank's authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB, as made applicable to federal savings associations by the HOLA and the OTS regulations. Among other things, these provisions require that extensions of credit to insiders:

  •
  be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with third parties and that do not involve more that the normal risk of repayment or present other features that are unfavorable to the Bank; and

  •
  not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.

        In addition, extensions for credit in excess of certain limits must be approved by the Bank's board of directors.

        Section 402 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to restrictions on transactions with insiders under Section 22(h) of the FRA.

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

Nontraditional Mortgage Products

        The federal banking agencies have published final guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages.

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

  •
  "Real Estate Settlement Procedures Act," as amended, governing disclosures of fee estimates that would be incurred by a borrower during the mortgage process;

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

  •
  "Electronic Funds Transfer Act" and Regulation E issued by the FRB to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

  •
  Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Identity Theft Prevention

        The federal banking agencies, including the OTS, issued a joint rule implementing Section 315 of the Fair and Accurate Credit Transactions Act, requiring each financial institution or creditor to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.

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

        The Bank, through its trust department, acts as trustee, personal representative, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of June 30, 2010, the trust department of the Bank maintained approximately $84.5 million in assets under management.

Federal Reserve System

        Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that (i) reserves of 3% must be maintained against aggregate transaction account balances of $55.2 million or less, subject to adjustment by the FRB, and (ii) a reserve of 10% must be maintained against that portion of total transaction accounts in excess of $55.2 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. The Bank was in compliance with these reserve requirements at June 30, 2010. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.

        The FRB has, and is likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject.

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

        At June 30, 2010, the Bank had $10.3 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock, subject to approval by the FHLB. For the fiscal year ended June 30, 2010, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $240,000, which constitutes a $29,000 decrease in the amount of dividends received in fiscal 2009.

Anti-Money Laundering / Combating Terrorist Financing Provisions

        The Bank is subject to the OTS and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, commonly known as the USA PATRIOT Act, which gives the federal government expanded powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Other provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

        Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

  •
  Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

  •
  Pursuant to Section 326, financial institutions are required by rulemaking to implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person's identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. To carry out these procedures, each financial institution must establish a written customer identification program appropriate for its size, location and type of business.

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

  •
  Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and is subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

  •
  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

Holding Company Regulation

        We are a unitary savings and loan holding company within the meaning of the HOLA. As such, we are required to register with and be subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over us and any of our non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

        As discussed below, under the Dodd-Frank Act all savings and loan holding companies, including the Company, will be transitioning to a new primary regulator, the FRB, upon the formal transfer of the OTS's rulemaking and supervisory powers in July 2011 (or else by January 2012 if a six-month extension is required). Additionally, all savings and loan holding companies for the first time will become subject to the same capital and activity requirements as those applicable to bank holding companies. All savings and loan holding companies will generally have a five year phase-in period to comply with the new capital requirements.

        The Dodd-Frank Act requires the Comptroller General, head of the Government Accountability Office ("GAO"), to conduct various studies addressing aspects of the financial system in the United States. Among the mandated studies involving savings associations and their holding companies, the GAO is tasked with determining the adequacy of the federal bank regulatory framework applicable to such institutions, including any restrictions such as limitations on affiliate transactions or cross-marketing between an association and its holding company or affiliate. The GAO study will also evaluate the potential consequences of subjecting savings associations and their holding companies to the requirements of the Bank Holding Company Act, by considering the availability and allocation of credit, the stability of the financial system and the economy, the safe and sound operation of savings associations, and the impact on the types of activities in which savings associations and their holding companies engage. The results of the GAO study and other studies mandated by the Dodd-Frank Act may impact the regulation of savings and loan holding companies and their savings association subsidiaries.

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

        In addition, if the Bank fails the QTL test (discussed above), we must register with the FRB as a bank holding company under the Bank Holding Company Act within one year of the Bank's failure to so qualify.

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

Change of Control

        Federal law requires, with few exceptions, OTS approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of the Company. Among other criteria, under the HOLA, Change in Bank Control Act and OTS regulations, "control" is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of a savings association or holding company. Under OTS regulations, control is also presumed to exist, subject to rebuttal, if an acquiror acquires more than 10% of any class of voting stock of a savings association or its holding company (or more than 25% of any class of stock) and is subject to any of several "control factors," including but not limited to, the relative ownership position of a person, the existence of control agreements and board composition.

Developments in Regulation of the Financial Sector

        In response to deteriorating conditions in the U.S. financial system, the Obama Administration, Congress and federal banking agencies have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen the regulation of U.S. financial institutions. The numerous programs established under the various initiatives are currently in different stages of implementation as well as being phased out.

Emergency Economic Stabilization Act of 2008

        The Emergency Economic Stabilization Act, enacted on October 3, 2008, provided the Secretary of the Treasury with authority to, among other things, establish the Troubled Asset Relief Program ("TARP") to purchase from financial institutions up to $700 billion of troubled assets.

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

        On February 25, 2009, the Treasury announced the Capital Assistance Program ("CAP"), a new capital program under the Treasury's Financial Stability Plan. The purpose of the CAP was to restore confidence throughout the financial system by ensuring that the nation's largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. The CAP did not replace the CPP and was open to qualifying institutions regardless of whether they participated in the CPP. The deadline to apply for the CAP was November 9, 2009 and the Company did not apply for this program.

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

Temporary Liquidity Guarantee Program

        The FDIC established a Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008 (i) guaranteeing certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009, which was extended to October 31, 2009, and (ii) providing unlimited insurance coverage for noninterest-bearing transaction accounts, a program which was extended through December 31, 2010.

        The Debt Guarantee Program ("DGP") component of the TLG program aimed to provide liquidity to the inter-bank lending market and promote stability in the unsecured funding market. Under the DGP, the FDIC temporarily guaranteed all newly issued senior unsecured debt up to prescribed limits. In general, the maximum amount of outstanding debt that was guaranteed under the DGP for each participating entity at any time was limited to 125 percent of the par value of the participating entity's senior unsecured debt. The DGP ensured that such debt would be fully protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy. The DGP concluded on October 31, 2009, with the FDIC's guarantee expiring no later than December 31, 2012. On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the DGP. Under the emergency guarantee facility, certain participating entities were able to apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The fee for issuing debt under the emergency facility was at least 300 basis points, which the FDIC reserved the right to increase on a case-by-case basis, depending upon the risks presented by the issuing entity.

        Under the Transaction Account Guarantee Program ("TAGP") component of the TLG program, noninterest-bearing transaction accounts are fully insured through December 31, 2010. The unlimited guarantee under the TAGP is in addition to, and separate from, the general deposit insurance coverage of $250,000 provided for under the DIF. On August 26, 2009, the FDIC adopted a final rule originally extending the TAGP for six months, through June 30, 2010, but subsequently extended the program to December 31, 2010, with the possibility of a further extension through December 31, 2011. For institutions choosing to remain in the program for the extended period, the annual assessment rate applicable to the extension period is either 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC's risk-based premium system. The Bank is a participant in the program and, as such, is bound by the requirements of the program, including the quarterly payment of an annualized assessment on any deposit amounts exceeding the existing deposit insurance limit of $250,000. This assessment is in addition to our usual risk-based assessment, as discussed above under "—Federal Deposit Insurance of Accounts and Regulation by the FDIC."

        Under the Dodd-Frank Act, the FDIC is required to provide, after December 31, 2010 and until December 31, 2012, unlimited insurance coverage for noninterest-bearing transaction accounts. Unlike the current TAGP, the legislation provides a modified definition of "noninterest-bearing transaction account" for purposes of maintaining eligibility for the unlimited guarantee, and the guarantee applies to all insured depository institutions rather than only those that have opted to participate in the program.

Term Asset-Backed Securities Loan Facility

        Under the Term Asset-Backed Securities Loan Facility ("TALF"), the Federal Reserve Bank of New York had the authority to lend up to $200 billion to eligible owners of certain AAA-rated asset backed securities backed by newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans. The facility ceased making loans collateralized by newly issued commercial mortgage-backed securities ("CMBS") on June 30, 2010, and loans collateralized by all other types of TALF-eligible newly issued and legacy asset backed securities on March 31, 2010. The FRB did not extend the facility past the June 30, 2010 deadline.

The Credit Card Accountability Responsibility and Disclosure Act of 2009

        On May 22, 2009, President Obama signed into law the Credit Card Accountability Responsibility and Disclosure Act of 2009("Credit CARD Act"). The Credit CARD Act amends various acts, including the Fair Credit Reporting Act, the Electronic Fund Transfer Act and the Truth-in-Lending Act("TILA"). The Credit CARD Act makes numerous changes to the TILA, affecting the marketing, underwriting, pricing, billing and other aspects of the consumer credit card business. The Credit CARD Act superseded joint final rules issued by federal banking agencies under Section 5 of the Federal Trade Commission Act to provide clarification to the body of law surrounding unfair or deceptive acts or practices. The Credit CARD Act targets the elimination of unfair or deceptive practices associated with credit card accounts and, among other things, prohibits arbitrary interest rate increases and universal default on existing balances; requires a credit card issuer who increases a cardholder's interest rate to periodically review and decrease the rate if indicated by the review; prohibits credit card issuers from increasing rates on a cardholder in the first year after a credit card account is opened; requires promotional rates to last at least six months; prohibits exorbitant and unnecessary fees; requires fairness in application and timing of card payments; and requires enhanced disclosures of card terms and conditions. The FRB has adopted final rules amending Regulation Z that implement provisions of the Credit CARD Act.

Amendments to Truth in Savings Act Regulations

        The FRB has adopted a final rule amending its regulations that implement the Truth in Savings Act. The final rule, published in the Federal Register on January 29, 2009 and later amended, addresses depository institutions' disclosure practices related to overdrafts. The final rule extends to all institutions the requirement to disclose on periodic statements the total amounts charged for overdraft fees and returned items fees, for both the statement period as well as the year-to-date. The final rule also requires institutions that provide account balance information through an automated system to provide a balance that excludes additional funds that may be made available to cover overdrafts. The effective date for the initial final rule published in January 2009 was January 1, 2010. The amended final rule generally became effective July 6, 2010, except for a section requiring institutions to disclose on each periodic statement, as applicable, the total dollar amount of all fees or charges imposed on the account for paying checks or other items when there are insufficient or unavailable funds and the account becomes overdrawn for the month and calendar year-to-date, which becomes effective on October 1, 2010.

Amendments to Electronic Fund Transfer Act Regulations

        In November 2009, the FRB published a final rule amending Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation. The Regulation E final rule limits the ability of financial institutions to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer's account, unless the consumer affirmatively consents, or opts in, to the institution's payment of overdrafts for those transactions. The rule became effective on July 1, 2010.

The Dodd-Frank Act

        On July 21, 2010, the President signed the Dodd-Frank Act into law. Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the Dodd-Frank Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. The new law significantly affects the operations of federal thrifts and their holding companies as, among other things, the Dodd-Frank Act: (1) abolishes the OTS, effective 90 days after the transfer of the OTS's supervisory and other functions to the FRB, FDIC, and the Office of the Comptroller of the Currency ("OCC"); (2) creates the Bureau of Consumer Financial Protection ("BCFP"), a new independent consumer watchdog agency housed within the FRB that will have primary rulemaking authority with respect to all federal consumer financial laws and is authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer involving a consumer financial product or service; (3) requires that formal capital requirements be imposed on savings and loan holding companies generally commencing July 2015; (4) codifies the "source of strength" doctrine for all depository institution holding companies; (5) grants to the U.S. Department of the Treasury, FDIC and the FRB broad new powers to seize, close and wind down "too big to fail" financial (including non-bank) institutions in an orderly fashion; (6) establishes a new Financial Stability Oversight Council that is charged with identifying and responding to emerging risks throughout the financial system, composed primarily of federal financial services regulators and chaired by the Secretary of the Treasury Department; (7) adopts new standards and rules for the mortgage industry; (8) adopts new bank, thrift and holding company regulation; (9) permanently increases the standard maximum deposit insurance amount to $250,000 per depositor, per institution for each account ownership category; (10) temporarily provides for unlimited deposit insurance coverage for "noninterest-bearing transaction accounts;" (11) repeals the long-standing statutory prohibition on the payment of interest on demand deposits; (12) adopts new federal regulation of the derivatives market; (13) adopts the so-called Volcker Rule, substantially restricting proprietary trading by depository institutions and their holding companies; (14) imposes requirements for "funeral plans" by large, complex financial companies; (15) establishes new regulation of the asset securitization market through "skin in the game" and enhanced disclosure requirements; (16) establishes new regulation of interchange fees; (17) establishes new and enhanced compensation and corporate governance oversight for the financial services industry; (18) provides enhanced oversight of municipal securities; (19) provides a specific framework for payment, clearing and settlement regulation; (20) tasks the federal banking agencies with adopting new and enhanced capital standards for all depository institutions; (21) significantly narrows the scope of federal preemption for national banks and federal savings associations; (22) revises the affiliate transaction and insider lending rules; and (23) revises the requirements applicable to QTLs.

        Under the Dodd-Frank Act, the ability of the Bank to rely on federal preemption of state consumer financial laws will be based on the same preemption standards applicable to national banks. A "state consumer financial law" is defined as "a state law that does not directly or indirectly discriminate against national banks and that directly and specifically regulates the manner, content, or terms and conditions of any financial transaction (as may be authorized for national banks to engage in), or any account related thereto, with respect to a consumer." Under the new preemption standards established under the Dodd-Frank Act, generally effective within one year from the date of enactment, preemption of a state consumer financial law is permissible only if: (1) application of the state law would have a discriminatory effect on national banks or federal thrifts as compared to state banks; (2) the state law is preempted under a judicial standard that requires a state consumer financial law to prevent or significantly interfere with the exercise of the national bank's or federal thrift's powers before it can be preempted, with such preemption determination being made by the OCC (by regulation or order) or by a court, in either case on a "case-by-case" basis; or (3) the state law is preempted by another provision of federal law other than the Act. Additionally, the Dodd-Frank Act specifies that such preemption standards only apply to national banks and federal thrifts themselves, and not their non-depository institution subsidiaries or affiliates. Specifically, operating subsidiaries of national banks and federal thrifts that are not themselves chartered as a national bank or federal thrift may no longer benefit from federal preemption of state consumer financial laws, which shall apply to such subsidiaries (or affiliates) to the same extent that they apply to any person, corporation or entity subject to such state laws.

        We are currently evaluating the potential impact of the Dodd-Frank Act on our business, financial condition, results of operations and prospects. It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet-to-be-written implementing rules and regulations may have on us. However, given that the legislation is likely to materially change the regulatory environment for the financial services industry in which we operate, we expect at a minimum that our compliance costs will increase. For further discussion on the potential impact of the Dodd-Frank Act on the Company and Bank, see "—Risk Factors" below.

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

        The Dodd-Frank Act provides an exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer. The Company qualifies for this exemption.

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

        To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2010, the Bank's Excess for tax purposes totaled approximately $8.5 million.

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

        Taxation in Other States.    Mid America Capital is required to file state income tax returns in those states which lessees have operations. The total taxes paid in the year ended June 30, 2010 were not material to the operation of the Company.

Executive Officers

        Information regarding the executive officers of the Company is contained in Part I, Item 1 "Business" of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference herein.

        The following table lists the executive officers of the Company and the Bank as of September 3, 2010.

Name	Position with the Company
Curtis L. Hage	Chairman, President and Chief Executive Officer of the Company
Darrel L. Posegate	Executive Vice President, Chief Financial Officer and Treasurer of the Company
David A. Brown	Senior Vice President/Community Banking of the Bank
Stephen M. Bianchi	Senior Vice President/President—Twin Cities Market
Jon M. Gadberry	Senior Vice President/Wealth Management of the Bank
Mary F. Hitzemann	Senior Vice President/Human Resources of the Bank
Brent R. Olthoff	Senior Vice President, Chief Financial Officer and Treasurer of the Bank
Natalie A. Sundvold	Senior Vice President/Service & Support of the Bank
Michael Westberg	Senior Vice President/Corporate Strategy of the Bank
Bruce E. Hanson	Vice President, Controller of the Bank

Business Experience of each Executive Officer

        CURTIS L. HAGE, age 64, is Chairman, President and Chief Executive Officer of the Company. He was elected to the position of Chairman of the Board of Directors of the Company in September 1996 and has held the positions of President and Chief Executive Officer since February 1991. Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986. Since joining the Bank in 1968, he served in various capacities prior to being elected Executive Vice President. Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

        DARREL L. POSEGATE, age 52, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since January 2002. He has served as President of the Bank since October 2006 and as Executive Vice President, Chief Financial Officer and Treasurer of the Bank from January 2002 until October 2006. Prior to such time, he was employed in senior leadership roles in the banking industry since 1983. Mr. Posegate received his B.A. degree from Luther College, Decorah, Iowa.

        DAVID A. BROWN, age 48, has served as the Senior Vice President/Community Banking of the Bank since May 2008. Prior to May 2008, he served as the Senior Vice President/Business Banking of the Bank since November 1999. Prior to joining the Bank, Mr. Brown served as Vice President/Manager Commercial Banking of Firstar Bank, Sioux City, Iowa, a national banking institution. Mr. Brown received his M.B.A. and a B.S. in Business Administration from the University of South Dakota.

        STEPHEN M. BIANCHI, age 46, has served as the President of the Twin Cities market for the Bank since April 2010. Prior to joining the Bank, he was Senior Vice President at Associated Bank, where he served as Minnesota Regional President and Minnesota Regional Commercial Banking Manager from July 2006 to April 2010. Before that, he was Twin Cities Business Banking Manager for Wells Fargo Bank, where he held several other management positions over 14 years. Mr. Bianchi received his B.S. degree in Finance and M.B.A. from Providence College.

        JON M. GADBERRY, age 48, has served as Senior Vice President/Wealth Management of the Bank since December 2007. Prior to joining the Bank, Mr. Gadberry was employed by Bank of the West as Vice President/Trust Manager from April 2003 to December 2007. Mr. Gadberry received his B.S. in Business Administration from Concordia College in Moorhead, Minnesota.

        MARY F. HITZEMANN, age 58, has served as the Senior Vice President/Human Resources of the Bank since October 1993. Ms. Hitzemann joined the Bank in January 1993. Prior to that time, she was employed as Vice President of Human Resources for Rapid City Regional Hospital from May 1989 to May 1992. Ms. Hitzemann received her B.A. degree from Augustana College.

        BRENT R. OLTHOFF, age 39, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Bank since April 2007. Mr. Olthoff first joined the Bank in July 2001, and was promoted to Vice President/Finance in July 2004. From February 2006 to April 2007, Mr. Olthoff was employed by FTN Financial, a capital markets firm in Memphis, Tennessee, where he was Vice President/Asset Strategies. Mr. Olthoff received his B.B.A degree in Finance from Iowa State University.

        NATALIE A. SUNDVOLD, age 47, has served as the Senior Vice President/Service & Support of the Bank since October 2002. She joined the Bank in February 1994 as manager of the phone banking center and was promoted to Vice President/In-Touch Banking in October 1995. Prior to joining the Bank, she was employed by the Bank of New York from October 1989 to October 1993. Ms. Sundvold received her B.S. from Northern State University.

        MICHAEL WESTBERG, age 43, has served as the Senior Vice President/Corporate Strategy of the Bank since May 2008. Prior to May 2008, he served as the Senior Vice President/Retail Banking of the Bank since July 2006. Mr. Westberg joined the Bank in February 1996 as a branch manager. Prior to joining the Bank, he was employed with First Savings Bank, Beresford, South Dakota, from 1992 to 1996; and The Associates, Dallas, Texas, from 1989 to 1992. Mr. Westberg attended Illinois State University majoring in business and is a graduate of the American Bankers Association National School of Banking.

        BRUCE E. HANSON, age 47, has served as Vice President, Controller of the Bank since October 2008. Prior to joining the Bank, he was employed as Vice President, Controller at South Dakota State Medical Holding Co., dba Dakotacare, from 1996 to September 2008. Mr. Hanson received his B.A. degree in Accounting from the University of South Dakota.

        There are no family relationships involving any of the above executive officers, directors and director nominees.

        Mr. Hage notified the Board of Directors on July 21, 2010 that he will retire effective December 31, 2011 from his positions as an officer of the Company and the Bank. The Board has formed a search committee to identify the next generation of leadership for the Company and the Bank.

Item 1A.    Risk Factors

        The following are certain material risks that our management believes are specific to us and our business. You should understand that it is not possible to predict or identify all such potential risks and, as such, this list of risk factors should not be viewed as all-inclusive or in any particular order. An investment in our common stock involves certain risks. Before making an investment decision, you should read carefully and consider the risk factors below in conjunction with the other information in this Form 10-K and information incorporated by reference into this Form 10-K, including our consolidated financial statements and related notes which are set forth in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. Additional risks and uncertainties not presently known to us at this time or that we currently deem immaterial may also materially and adversely affect our business and operations. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

        Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

  •
  We face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

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

  •
  The value of the portfolio of investment securities that we hold, including our trust preferred securities, may be adversely affected; and

  •
  We may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that much of the details and substance of the new laws will be determined through agency rulemaking.

        The compliance burden and impact on our operations and profitability with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of federal savings associations and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations that expose us to noncompliance risk and consequences.

The elimination of the OTS and transfer of the OTS's supervisory and rulemaking functions to various federal banking agencies will change the way that we are regulated.

        As the OTS is due to be abolished 90 days after transferring its supervisory and rulemaking functions to various federal agencies, both the Bank and Company will be transitioning to the jurisdiction of new primary federal regulators, which will change the way that we are regulated. Specifically, the OTS's supervisory and rulemaking functions (except for consumer protection) relating to all federal savings associations will be transferred to the OCC, while the OTS's supervisory and rulemaking functions relating to savings and loan holding companies and their non-depository institution subsidiaries will be transferred to the FRB. While the OCC and FRB are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the HOLA, the transition of supervisory functions from the OTS to these agencies could alter the operations of the Bank and Company so as to be more closely aligned with the OCC's and FRB's respective supervision of national banks and bank holding companies. While the functions of the OTS will formally be transferred to the OCC and FRB in July 2011 (or else by January 2012 if a six-month extension is required), we may see changes in the way we are supervised and examined sooner, and may experience operational challenges in the course of transition to our new regulators.

The new BCFP may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

        The BCFP has broad rulemaking authority to administer and carry out the purposes and objectives of the "Federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service ("UDAP authority"). The full reach and impact of the BCFP's broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown. Notwithstanding, insured depository institutions with assets of $10 billion or less will continue to be supervised and examined by their primary federal regulators, rather than the BCFP, with respect to compliance with the federal consumer protection laws.

Legislative and regulatory initiatives taken to date may not achieve their intended objectives; proposed and future initiatives may substantially increase compliance burdens and further impact our financial condition or results of operations.

        Legislative and regulatory initiatives taken to date by Congress and the federal banking regulators to address financial regulatory reform may not achieve their intended objectives, thereby requiring additional legislation or regulation of the financial services industry. Furthermore, the Basel Committee on Banking Supervision and other international bodies comprised of banking regulators have committed to raise capital standards and liquidity buffers within the banking system by imposing new requirements, for example a requirement that all regulatory capital instruments issued by depository institutions must include contractual terms that allow regulators to write them off or convert them to common shares in the event of the institution's failure. Such proposals may impose more stringent standards than currently applicable or anticipated with respect to capital and liquidity requirements for depository institutions. We cannot predict whether such proposals will ultimately be adopted, or the impact that such proposals, if adopted, would have upon our financial condition or results of operations.

We recorded other-than-temporary impairment ("OTTI") charges in our trust preferred securities ("TRUPS") portfolio in the each of the last six consecutive quarters, and we could record additional losses in the future.

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

        We held six TRUPS pools with an adjusted cost basis of $9.3 million and a fair value of $3.9 million at June 30, 2010. Rating downgrades on these investments occurred during fiscal years 2009 and 2010, placing each in a below investment grade rating. Due to an inactive market for these securities, management utilized a "Level 3" fair value input according to ASC Topic 820, utilizing discounted cash flow methodologies to determine fair value and OTTI.

        During fiscal 2009 and 2010, we determined that four debt securities exhibited OTTI. The aggregate OTTI losses recorded for the four securities were $6.1 million, of which $3.0 million was recognized on the balance sheet in other comprehensive income, with the balance being $3.1 million of credit loss recognized through earnings. The remaining difference between amortized cost basis and fair value of $2.4 million recognized in other comprehensive income is primarily attributable to the four TRUPS for which OTTI was not recognized at June 30, 2010.

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

        Under the recently enacted Dodd-Frank Act, trust preferred securities issued on or after May 19, 2010 are no longer eligible for inclusion in Tier 1 capital. For trust preferred securities issued before May 19, 2010, regulatory capital deductions will generally be required during a phase in period from January 1, 2013 to January 1, 2016, however depository institution holding companies with assets of less than $15 billion as of year-end 2009 enjoy a permanent grandfather right with respect to such securities for purposes of calculating regulatory capital.

As a result of current economic conditions, the Bank's allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolios, which could adversely affect its operating results.

        While the Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss. At June 30, 2010, the Bank's nonperforming loans (which consist of non-accrual loans and loans still accruing but past due greater than 90 days) totaled $8.2 million, or 0.92% of its loan portfolio. At June 30, 2010, the Bank's nonperforming assets (which include foreclosed real estate) were $9.2 million, or 0.73% of assets. In addition, the Bank had $15.9 million in accruing loans that were 30 to 89 days delinquent at June 30, 2010. At June 30, 2010, the Bank held $9.6 million of loan and lease loss reserves, or 1.07% of total loans, and 116.31% of non-performing loans.

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

        The Bank makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Bank's allowance for loan and lease losses is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with the loan portfolio, including but not limited to, the size and composition of the loan portfolio, current economic condition and geographic concentrations within the portfolio. The Bank's allowance is also periodically reviewed by its regulators. If the Bank's assumptions or judgments used to determine the allowance proves to be incorrect, if the value of the collateral securing the loans decreases substantially or if the Bank's regulators disagree with the Bank's judgments, the Bank may need to increase the allowance in amounts that exceed its expectations. Material additions to the allowance would adversely affect our results of operations and financial condition.

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

        We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies, currently including the OTS and the FDIC, and to a limited extent, the FRB. Banking regulations are primarily intended to protect the DIF and depositors, not stockholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on our common stock, and our ability to make acquisitions could be materially and adversely affected.

        As previously highlighted, the recently enacted Dodd-Frank Act dramatically impacts the regulation and activities of federal thrifts and their holding companies by, among other things, abolishing our primary regulator, the OTS, and providing for new rules that govern the provision of consumer financial products and services. Implementation of the Dodd-Frank Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years which are likely to have a significant impact on the operations of all depository institutions and their holding companies.

Liquidity risks could affect operations and jeopardize our financial condition.

        Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources to accommodate our existing and future lending and investment activities could have a substantial negative effect on our liquidity and severely constrain our financial flexibility. Our primary source of funding is retail deposits gathered through our network of branch offices. Our alternative funding sources include, without limitation, brokered certificates of deposit, federal funds purchased, Federal Reserve Discount Window borrowings, FHLB of Des Moines advances and short- and long-term debt.

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

        The Bank currently has a $15.0 million unsecured line of federal funds with First Tennessee Bank, NA, which did not have activity or an outstanding balance at June 30, 2010 and 2009.

        The Bank currently has a $10.0 million unsecured line of federal funds with Zions Bank, which did not have activity or an outstanding balance at June 30, 2010.

        On September 30, 2009, we entered into a Loan Agreement (the "Loan Agreement") with United Bankers' Bank (the "Lender") in order to refinance our outstanding borrowings of $5.966 million under our line of credit with First Tennessee Bank, NA (the "FTB Line of Credit"). Our borrowings under the FTB Line of Credit were scheduled to mature on September 30, 2009. Under the Loan Agreement, the Lender committed to lend to us an aggregate principal amount not to exceed $6 million. On November 25, 2009, the Company repaid its outstanding borrowings of $6.044 million (principal plus accrued interest) under the Loan Agreement. As of June 30, 2010, there was no outstanding balance.

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

        FDIC insurance premiums have increased substantially within the last year and we expect to continue to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits.

        During the calendar year 2009, the FDIC imposed additional assessments and changes for the purpose of replenishing its reserves. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, that was collected on September 30, 2009. On November 12, 2009, the FDIC adopted a rule that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009. Under the rule, an institution accounts for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, and subsequently records an expense (charge to earnings) for its regular quarterly assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as it did previous to the ruling. It also stated that this requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking procedures provided by statute. Accordingly, continued actions by the FDIC could significantly increase the Bank's noninterest expense in fiscal 2011 and for the foreseeable future. Any future special assessments or increases could have a further material impact on our results of operations.

        Under the recently enacted Dodd-Frank Act, the FDIC is required to provide, after December 31, 2010 and until December 31, 2012, unlimited insurance coverage for noninterest-bearing transaction accounts. Unlike the current transaction account guarantee portion of the TLGP, the Dodd-Frank Act provides a modified definition of "noninterest-bearing transaction account" for purposes of maintaining eligibility for the unlimited guarantee, and the guarantee applies to all insured depository institutions rather than only those that have opted to participate in the program. Continued actions by the FDIC with respect to special assessments for the unlimited guarantee could significantly increase the Bank's noninterest expense in fiscal 2011 and for the foreseeable future.

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

        Our results of operations will be affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of lending institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. If short-term interest rates rise, and if rates on our deposits and borrowings re-price upwards faster than the rates on our long-term loans and investments, we may experience compression of our net interest margin, which will have a negative effect on our results of operations. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

        While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities and pricing of our assets and liabilities, our efforts may not be effective in a changing rate environment and our financial condition and results of operations may suffer.

A significant portion of our loan portfolio is secured by real estate; therefore, we have a high degree of risk from a downturn in our real estate markets and the local economy and face risks that are unique to holding foreclosed real estate.

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

        Additionally, the Bank faces certain risks that are unique to holding foreclosed real estate, such as the risk that hazardous or toxic substances are found on the foreclosed property, which may require the Bank to incur substantial expenses to remediate or materially reduce the property's value. Although the Bank has policies and procedures in place to ensure that an environmental review is performed before initiating any foreclosure action on real property, these reviews may turn out to be insufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard in connection with foreclosed real estate could have a material adverse effect on our financial condition and results of operations.

Our loan concentration presents a business risk if the agriculture industry suffers a downturn.

        Agricultural loans comprised 31.0% of our total loan and lease portfolio at June 30, 2010. A number of these loans have relatively large balances. The deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. Furthermore, any extended period of low commodity prices, significantly reduced yields on crops, reduced levels of government assistance to the agricultural industry and/or reduced farmland values could result in a significant increase in our nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and/or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.

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

        As a community bank, we expect our future growth to be driven in large part by the relationships that our key personnel, including Curtis L. Hage, our Chairman, President and Chief Executive Officer, and Darrel L. Posegate, our Executive Vice President, Chief Financial Officer and Treasurer, maintain with our customers. We do not have long-term employment agreements with any of our officers or key employees. Mr. Posegate's employment agreement has a term of one year, which automatically renews on July 1 for an additional year unless, no later than March 31 of the previous year, either the Bank or Mr. Posegate gives notice that the employment agreement shall not be extended. Mr. Hage has notified us that he will retire effective December 31, 2011 from his positions as an officer of the Company and the Bank. Search efforts are underway to identify the next generation of leadership for the Company and the Bank.

        We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry can be intense, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. The unexpected loss of any of our key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

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

        We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of junior subordinated debentures to these trusts. The accompanying junior subordinated debentures have an aggregate liquidation amount totaling $27.8 million as of June 30, 2010. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

Risks Relating to Our Common Stock

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

        The trading price of the shares of our common stock will depend on many factors that may change from time to time and may be beyond our control. Among the factors that could affect our stock price are those identified in the section entitled "Special Cautionary Note Regarding Forward-Looking Statements" and as follows:

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

        We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We may evaluate opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations, and subject to market conditions, we may take further capital actions in addition to issuance of the shares offered by this prospectus. Such actions could include, among other things, the issuance of additional shares of common stock in public or private transactions in order to further increase our capital levels above the requirements for a well-capitalized institution established by the federal bank regulatory agencies as well as other regulatory targets.

        We face significant regulatory and other governmental risks as a financial institution, and it is possible that capital requirements and directives could in the future require us to change the amount or composition of our current capital, including common equity.

        The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock, including purchasers of common stock in this offering. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock made after this offering or the perception that such sales could occur.

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

        The total net book value of the Company's premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2010 was $15.0 million. The Company's previously announced new facility in Watertown, South Dakota completed construction in fiscal 2010 and subsequently on February 1, 2010 was sold as a leased back facility to an unrelated group. This facility replaces an existing branch office in that community. Management believes there is a continuing need to keep facilities and equipment up-to-date and continued investment will be necessary in the future.

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

Item 4.    [Removed and Reserved]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

        The Company's common stock is traded under the symbol "HFFC" on the NASDAQ Global Market.

        The following table sets forth the range of high and low sale prices for the Company's common stock for each quarter of the two most recent fiscal years ended June 30, 2010 and 2009. Quotations for such periods are as reported by the NASDAQ Global Market.

FISCAL 2010	HIGH	LOW
1st Quarter	$13.00	$10.60
2nd Quarter	$11.39	$8.05
3rd Quarter	$10.45	$9.25
4th Quarter	$11.73	$9.46

FISCAL 2009	HIGH	LOW
1st Quarter	$16.30	$12.15
2nd Quarter	$14.06	$9.00
3rd Quarter	$13.50	$10.02
4th Quarter	$13.36	$10.75

        As of September 3, 2010, the Company had 461 holders of record of its common stock.

        The transfer agent for the Company's common stock is BNY Mellon Shareowner Services, P.O. Box 358015, Pittsburgh, PA 15252.

Dividends

        The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share throughout fiscal 2010. The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share in fiscal 2009. On July 26, 2010, the Board of Directors announced the approval of a cash dividend of $0.1125 per share and the Company paid the respective cash dividends on August 13, 2010 to stockholders of record on August 6, 2010.

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

        In addition, the Company has a line of credit for $6.0 million with United Bankers' Bank with no outstanding balance at June 30, 2010. The line of credit matures on October 1, 2010. In case of default on the line of credit, the Company's ability to pay cash dividends may be restricted.

Stockholder Return Performance

        The following line graph compares the cumulative total stockholder return on the Company's common stock to the comparable cumulative total return of the NASDAQ Market Index and the NASDAQ Bank Index for the last five years.

        The performance graph assumes that on July 1, 2005, $100 was invested in the Company's common stock (at the closing price of the previous trading day) and in each of the indexes. The comparison assumes the reinvestment of all dividends. Cumulative total stockholder returns for the Company's common stock, the NASDAQ Market Index and the NASDAQ Bank Index are based on the Company's fiscal year ending June 30. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL STOCKHOLDER RETURN

AMONG HF FINANCIAL CORP.,

NASDAQ MARKET INDEX AND NASDAQ BANK INDEX

ASSUMES $100 INVESTED ON JULY 01, 2005
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JUNE 30, 2010

Equity Compensation Plan Information

        The following table sets forth certain information about the common stock that may be issued upon exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of June 30, 2010, including the 2002 Stock Option and Incentive Plan, the 1996 Director Restricted Stock Plan, and the 1991 Stock Option and Incentive Plan (collectively, the "Incentive Plans"). The 1996 Director Restricted Stock Plan expired on January 1, 2007, and the 1991 Stock Option and Incentive Plan expired on October 27, 2002. Although the column below entitled "Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights" includes common stock to be issued upon unexpired options issued under the 1991 Stock Option and Incentive Plan, no common stock remains available for future awards under the 1991 Stock Option and Incentive

Plan. Additionally, no common stock remains available for future awards under the 1996 Director Restricted Stock Plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)(1)
Equity plan compensation plans approved by stockholders	331,376	$13.48	349,084
Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A
Total	331,376	$13.48	349,084

(1)
All 349,084 shares may be issued under the 2002 Stock Option and Incentive Plan in the form of nonvested stock.

Sales of Unregistered Stock

        None.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial statement and operations data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K and with Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The Company's selected financial statement and operations data for each of the fiscal years 2006 through 2010 have been derived from audited consolidated financial statements, which have been audited by Eide Bailly, LLP, independent public accountants.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$1,253,015	$1,176,796	$1,103,494	$1,001,454	$961,294
Securities available for sale	264,442	222,910	225,004	142,223	145,518
FHLB stock	10,334	12,476	11,245	5,058	5,647
Loans and leases receivable	862,704	842,812	777,777	761,599	721,603
Loans held for sale	25,287	14,881	8,796	8,776	7,623
Deposits	914,264	837,868	784,237	815,864	769,002
Advances from FHLB and other borrowings	190,719	212,869	198,454	68,600	91,620
Subordinated debentures payable to trusts	27,837	27,837	27,837	27,837	27,837
Stockholders' equity	94,435	68,675	64,203	62,270	56,058

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Selected Statement of Income Data:
Interest and dividend income	$57,354	$60,688	$63,174	$61,874	$53,411
Interest expense	20,681	25,359	33,298	36,240	27,762

Net interest income	36,673	35,329	29,876	25,634	25,649
Provision for losses on loans and leases	2,950	1,679	1,994	1,198	5,279

Net interest income after provision for losses on loans and leases	33,723	33,650	27,882	24,436	20,370
Loan servicing income	2,042	2,301	2,211	1,803	1,123
Gain on sale of land, net	—	—	—	—	3,557
Gain on sale of branches, net	—	—	—	2,763	—
Gain on sale of loans, net	1,841	1,906	1,197	923	969
Gain on sale of securities, net	1,853	904	3	—	3
Net impairment losses recognized in earnings	(2,683)	(405)	—	—	—
Goodwill impairment losses recognized in earnings	(585)	—	—	—	—
Other noninterest income	7,961	7,896	7,922	7,707	7,199
Noninterest expense	(35,451)	(34,566)	(30,606)	(29,605)	(26,499)

Income before income taxes	8,701	11,686	8,609	8,027	6,722
Income tax expense	2,956	3,870	2,766	2,644	2,214

Net income	5,745	7,816	5,843	5,383	4,508
Preferred stock dividends and accretion	—	1,316	—	—	—

Net income available to common stockholders	$5,745	$6,500	$5,843	$5,383	$4,508

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Basic earnings per common share:(1)
Net income	$1.00	$1.62	$1.47	$1.35	$1.15
Diluted earnings per common share:(1)
Net income	1.00	1.61	1.45	1.33	1.13
Dividends declared per share(1)	0.45	0.45	0.43	0.42	0.41
Dividend payout ratio(2)	45.00%	27.78%	29.25%	30.93%	35.20%
Interest rate spread (average during period)	3.04	2.95	2.70	2.36	2.60
Net interest margin(3)	3.29	3.26	3.11	2.80	2.98
Net interest margin, TE(4)	3.34	3.32	3.16	2.85	3.01
Average interest-earning assets to average interest-bearing liabilities	1.14	1.13	1.12	1.11	1.12
Equity to total assets (end of period)	7.54	5.84	5.82	6.22	5.83
Equity-to-assets ratio (ratio of average equity to average total assets)	7.07	6.98	6.21	6.06	5.94
Nonperforming assets to total assets (end of period)	0.73	1.07	0.34	0.40	0.40
Allowance for loan and lease losses to nonperforming loans and leases (end of period)(5)	116.31	73.83	191.08	167.87	168.11
Allowance for loan and lease losses to total loans and leases (end of period)	1.07	0.98	0.75	0.76	0.77
Nonperforming loans and leases to total loans and leases (end of period)(5)	0.92	1.32	0.39	0.45	0.46
Noninterest expense to average total assets	3.02	3.00	2.97	3.00	2.87
Net interest income after provision for losses for loans and leases to noninterest expense (end of period)	93.58	97.35	91.10	82.54	76.87
Return on assets (ratio of net income to average total assets)	0.48	0.68	0.57	0.55	0.49
Return on equity (ratio of net income to average equity)	6.82	9.73	9.12	9.01	8.23
Operating Efficiency Ratio(6)	73.71	69.83	70.75	76.56	71.41
Efficiency Ratio(7)	75.57	72.12	74.27	76.24	68.83
Number of full-service offices	33	33	33	33	35

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

Executive Summary

        The Company's net income available to common stockholders for fiscal 2010 was $5.7 million, or $1.00 per diluted share, compared to $6.5 million, or $1.61 per diluted share for fiscal 2009. Return on average equity was 6.82% at June 30, 2010, compared to 9.73% at June 30, 2009.

        During the second quarter of fiscal 2010, the Company issued 2.9 million shares of its common stock at a public offering price of $8.00 per share, for gross proceeds of $23.0 million. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses totaled approximately $20.7 million. The proceeds were used to pay off an existing line of credit with United Bankers' Bank of $6.0 million and increase liquidity. As a result of the stock offering, average equity increased by 4.9% in fiscal 2010 compared to fiscal 2009, primarily due to the capital raised. Per share earnings calculations were based on a diluted weighted average shares outstanding of 5.8 million shares versus 4.0 million shares in fiscal 2009.

        Net interest income for fiscal 2010 was $36.7 million, an increase of $1.3 million or 3.8% over the same period a year ago. The net interest margin was 3.29%, compared to 3.26% for the same period a year ago, an increase of 3 basis points. On a fully taxable equivalent basis, the net interest margin for fiscal 2010 was 3.34%, compared to 3.32% in fiscal 2009. Net Interest Margin, TE is a non-GAAP financial measure. See "Analysis of Net Interest Income" for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful. The cost of funds rate on interest-bearing liabilities decreased from 2.65% in fiscal 2009 to 2.11% in fiscal 2010, a change of 54 basis points. For the same period, yields on earning assets decreased from 5.60% to 5.15%, a decrease of 45 basis points. Increases in volume from fiscal 2009 to fiscal 2010 of average earning assets and interest-bearing liabilities were 2.9% and 2.7% respectively.

        Variability of the net interest margin ratio may be affected by many aspects, including Federal Reserve policies for short-term interest rates, competitive and global economic factors and customer preferences for various products and services. As of June 30, 2010, management believes that it has positioned the institution for earning asset sensitivity, whereas an asset sensitive institution will generally realize an increase in income if interest rates rise due to the fact that more assets will be reinvested at higher market rates than liabilities. However, within a twelve month time horizon there may be a slight lag effect where liabilities may initially reprice faster than assets for a portion of the time period.

        Agricultural loans accounted for the majority of the loan growth between fiscal 2010 and 2009. Agricultural real estate loans were $118.4 million at the end of 2010, up $16.2 million or 15.9% since fiscal year 2009, and comprised 13.6% of total loans outstanding, up from 11.8% at the end of 2009. Agricultural business loans were $152.2 million at the end of 2010, up $23.1 million or 17.9% since fiscal year 2009, and comprised 17.4% of total loans outstanding, up from 14.9% at the end of 2009. Loans of this type are in a diverse range of agricultural enterprises, including grain production, dairy and livestock operations. The credit risk related to agricultural loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations or on the value of underlying collateral, if any. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis.

        The allowance for loan and lease losses increased $1.1 million to $9.6 million at June 30, 2010, an increase of 13.0%. The ratio of allowance for loan and lease losses to total loans and leases was 1.07% as of June 30, 2010 compared to 0.98% at June 30, 2009. Total nonperforming assets at June 30, 2010 were $9.2 million as compared to $12.6 million at June 30, 2009. The ratio of nonperforming assets to total assets was 0.73% for June 30, 2010, compared to 1.07% at June 30, 2009. The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history over 12, 36, and 60 month time periods, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience. This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time. Management intends to continue its disciplined credit administration and loan underwriting processes and to remain focused on the creditworthiness of new loan originations.

        The Company held $9.3 million in trust preferred securities at June 30, 2010 that are currently impaired under applicable accounting rules. These are comprised of pooled securities issued primarily by banks throughout the United States, and were downgraded which places each in a below investment grade rating. The Company performed analysis to determine if any of the securities had a credit loss by estimating if any of the cash flows are not expected to be received as contracted. During fiscal 2010 and 2009, we determined that four debt securities exhibited other-than-temporary impairment. The aggregate OTTI losses recorded for the four securities were $6.1 million, of which $3.0 million was recognized on the balance sheet in other comprehensive income, and $3.1 million of credit loss recognized through earnings.

        Total deposits at June 30, 2010, were $914.3 million, an increase of $76.4 million, or 9.1%, from June 30, 2009. Due to the continued low interest rate environment, the Company experienced a preference by customers of deposititng in non-maturity deposits. Money market accounts increased $44.6 million, or 30.7%, from June 30, 2009, noninterest bearing checking accounts increased $23.1 million, or 24.5%, and interest bearing checking accounts increased $5.4 million, or 5.7%, over the same period a year ago. Public fund account balances increased $32.4 million, or 17.8%, from June 30, 2009, which was primarily in the money market and checking account categories. Interest expense on deposits was $12.3 million for fiscal 2010, a decrease of $3.4 million, or 21.5%, over fiscal 2009.

        The total risk-based capital ratio was 11.68% at June 30, 2010, compared to 11.05% at June 30, 2009. This continues to place the Bank in the "well-capitalized" category within OTS regulation at June 30, 2010, and is consistent within the "well-capitalized" OTS category in which the Company plans to operate. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages, student loans and a loan securitization.

        Noninterest income for fiscal 2010 was $11.0 million, compared to $12.6 million for the same period a year ago, a decrease of $1.6 million or 12.6%. Net impairment losses recognized in earnings increased $2.3 million from fiscal 2009 to fiscal 2010. Loan servicing income, fees on deposits, and net gain on sale of loans decreased $259,000, $137,000, and $65,000, respectively, over the previous year. The decline in loan servicing income was a largely a result of changes in the portfolio's performance attributes. Net gain on sale of securities and trust income increased $949,000 and $144,000, respectively, which combined to partially offset the previously mentioned decreases from fiscal 2009 to fiscal 2010.

        Noninterest expense for fiscal 2010 was $36.0 million, compared to $34.6 million for fiscal 2009, an increase of $1.5 million or 4.3%. Occupancy and equipment, marketing and community development, and check and data processing increased $498,000, $332,000, and $173,000, respectively. During the company's annual goodwill impairment testing, it was determined that the goodwill associated with the acquisition of the leasing division was impaired. Accordingly, the Company wrote-off the entire amount of goodwill associated with this acquisition, resulting in an additional $585,000 of expense for fiscal

2010. Employee compensation and benefits decreased $232,000, or 1.1%, as compared to fiscal 2009, which was attributed primarily to performance-based incentive pay and healthcare cost decreases.

        The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements. The operating efficiency ratio (i.e., noninterest expense divided by total revenue adjusted for interest expense of trust preferred debt securities) for fiscal 2010 was 73.71%, compared to 69.83% for the same period a year ago, an increase of 388 basis points. The operating efficiency ratio excludes the impact of net interest expense on the variable priced trust preferred securities. The Company has issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings. Net interest expense on the $27.8 million of trust preferred securities outstanding was $1.8 million for fiscal 2010 and 2009, with an average rate paid of 6.61% and 6.57% paid in fiscal 2010 and fiscal 2009, respectively. The total efficiency ratio (i.e., non-interest expense divided by total revenue) was 75.57% for the year ended June 30, 2010, compared to 72.12% for the prior year, an increase of 345 basis points. Contributing to this change in the efficiency ratio was the goodwill impairment expense of $585,000 and the $2.3 million increase in other-than-temporary impairment. Management believes that improvement to the operating efficiency ratio can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.

        The Bank is a member of the Deposit Insurance Fund (the "DIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Recent bank failures have decreased the DIF to levels below its required reserve ratio. In order to replenish the DIF, the FDIC has increased deposit insurance premiums to a level designed to restore the DIF to required levels within seven years, and the Company paid a one-time special assessment of $535,000 on September 30, 2009, based upon deposits at June 30, 2009. This assessment was accrued in the fourth quarter of fiscal 2009. In addition, on November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar 2009, and the entire calendar years of 2010, 2011, and 2012. On December 30, 2009, the Company paid $4.9 million which was recorded as a prepaid asset and will be proportionally expensed over future periods. At June 30, 2010, the remaining balance recorded as a prepaid asset was $3.7 million. The FDIC may impose additional special assessments which would be recorded as they are incurred. The FDIC also instituted the Transaction Account Guarantee Program ("TAGP"). The TAGP extended the FDIC's insurance to full coverage of non-interest bearing transaction accounts for participating institutions through December 31, 2010 and provided for the possibility of a further extension through December 31, 2011. The Bank is assessed an annualized rate of 15 basis points on deposit balances in excess of the $250,000 insurance limit. The Bank is a participant in the TAGP, but does not expect this program to have a material impact on the FDIC assessment. The Bank had previously paid assessments under the Savings Association Insurance Fund ("SAIF") and was eligible for certain credit against deposit insurance assessments when SAIF was merged into the DIF in 2005. This credit had offset the majority of the Bank's FDIC premium expense in past fiscal years, but was fully utilized during the second quarter of fiscal 2009.

        Recent events in the financial markets produce uncertainties to management about future operating results and the future financial condition of the Company. The interdependencies of the national economy and financial markets do affect the macro economics reviewed by management and may produce outcomes in the future that have not impacted the Company previously.

General

        The Company is a financial services provider and, as such, has inherent risks that must be managed in order to achieve net income. Primary risks that affect net income include credit risk, liquidity risk, operational risk, regulatory compliance risk and reputation risk. The Company's net income is derived by management of the net interest margin, the ability to collect fees from services provided, by controlling the costs of delivering services and the management of loan and lease losses. The primary source of revenues is the net interest margin, which represents the difference between income on interest-earning assets (i.e. loans and investment securities) and expense on interest-bearing liabilities (i.e. deposits and borrowed funding). The net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Fees earned include charges for deposit services, trust services and loan services. Personnel costs are the primary expenses required to deliver the services to customers. Other costs include occupancy and equipment and general and administrative expenses.

Financial Condition Data

        At June 30, 2010, the Company had total assets of $1,253.0 million, an increase of $76.2 million from the level at June 30, 2009. The increase in assets was due primarily to increases in securities available for sale of $41.5 million, net loans and leases receivable of $19.9 million and loans held for sale of $10.4 million. The increase in liabilities of $50.5 million was primarily due to increases in deposits of $76.4 million and partially offset by decreased advances from the FHLB and other borrowings of $22.2 million. In addition, stockholders' equity increased to $94.4 million at June 30, 2010, from $68.7 million at June 30, 2009, primarily due to additional stock issued of $21.6 million, net income of $5.7 million and partially offset by cash dividends paid of $2.5 million.

        The increase in securities available for sale of $41.5 million was due primarily to the purchases of mortgage-backed securities during the year. The increase in net loans and leases receivable of $19.9 million was due primarily to an increase in originations over sales, amortization and repayments of principal. During the first quarter of fiscal 2008, the Company announced that it had ceased origination of indirect auto loans. Indirect auto loan outstanding balances declined $21.4 million during the fiscal year to $8.2 million at June 30, 2010. In addition, loans held for sale increased $10.4 million, primarily due to the increase in one-to four-family loans held at June 30, 2010.

        See the Consolidated Statement of Cash Flows for an in-depth analysis of the change in cash and cash equivalents.

        Deposits increased $76.4 million primarily due to the increase of in-market deposits, which primarily consisted of money market and checking account increases. Public funds, which are part of the in-market deposits, increased $32.4 million of the total. Advances from the FHLB and other borrowings decreased $22.2 million, at June 30, 2010 as compared to June 30, 2009, due to the reduced funding needs resulting from the increased deposits.

        Stockholders' equity increased $25.8 million at June 30, 2010 when compared to June 30, 2009, due primarily to stock issuance of $20.7 million during November 2009. The Company issued 2.9 million shares of its common stock in an underwritten public offering at $8.00 per share, for gross proceeds of $23.0 million. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses totaled approximately $20.7 million. The increase in stockholders' equity was also attributed to the net income of $5.7 million and partially offset by the cash dividends paid of $2.5 million.

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

	Years Ended June 30,
	2010			2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$860,882	$49,658	5.77%	$829,486	$49,460	5.96%	$775,558	$53,972	6.96%
Investment securities(2)(3)	241,126	7,414	3.07%	241,294	11,060	4.58%	176,652	8,844	5.01%
FHLB stock	11,948	282	2.36%	12,274	168	1.37%	8,511	358	4.21%

Total interest-earning assets	1,113,956	$57,354	5.15%	1,083,054	$60,688	5.60%	960,721	$63,174	6.58%

Noninterest-earning assets	77,642			67,454			70,371

Total assets	$1,191,598			$1,150,508			$1,031,092

Interest-bearing liabilities:
Deposits:
Checking and money market	$240,051	$1,357	0.57%	$231,362	$1,956	0.85%	$268,264	$6,978	2.60%
Savings	76,275	281	0.37%	71,004	542	0.76%	56,005	1,152	2.06%
Certificates of deposit	427,463	10,665	2.49%	392,775	13,181	3.36%	355,401	16,562	4.66%

Total interest-bearing deposits	743,789	12,303	1.65%	695,141	15,679	2.26%	679,670	24,692	3.63%
FHLB advances and other borrowings	209,079	6,550	3.13%	232,206	7,841	3.38%	152,289	6,467	4.25%
Subordinated debentures payable to trusts	27,837	1,828	6.57%	27,837	1,839	6.61%	27,837	2,138	7.68%

Total interest-bearing liabilities	980,705	20,681	2.11%	955,184	25,359	2.65%	859,796	33,297	3.87%

Noninterest-bearing deposits	93,101			76,838			79,313
Other liabilities	33,522			38,152			27,914

Total liabilities	1,107,328			1,070,174			967,023
Equity	84,270			80,334			64,069

Total liabilities and equity	$1,191,598			$1,150,508			$1,031,092

Net interest income; interest rate spread		$36,673	3.04%		$35,329	2.95%		$29,876	2.71%

Net interest margin(4)			3.29%			3.26%			3.11%

Net interest margin, TE(5)			3.34%			3.32%			3.16%

(1)
Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)
Includes federal funds sold.

(3)
Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)
Net interest margin is net interest income divided by average interest-earning assets.

(5)
Net interest margin expressed on a fully taxable equivalent basis ("Net Interest Margin, TE") is a non-GAAP financial measure. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences. We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes. As a non-GAAP financial mea-sure, Net Interest Margin, TE should be considered supplemental to and not a substitute for or superior to, financial measures calculated in accordance with GAAP. As other companies may use different calculations for Net Interest Margin, TE, this presentation may not be comparable to similarly titled measures reported by other companies.

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

	Years Ended June 30, 2010 vs 2009			Years Ended June 30, 2009 vs 2008
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$1,851	$(1,653)	$198	$3,762	$(8,274)	$(4,512)
Investment securities(2)	(8)	(3,638)	(3,646)	3,250	(1,034)	2,216
FHLB stock	(4)	118	114	158	(348)	(190)

Total interest-earning assets	$1,839	$(5,173)	$(3,334)	$7,170	$(9,656)	$(2,486)

Interest-bearing liabilities:
Deposits:
Checking and money market	$74	$(673)	$(599)	$(962)	$(4,060)	$(5,022)
Savings	40	(301)	(261)	310	(920)	(610)
Certificates of deposit	1,175	(3,691)	(2,516)	1,738	(5,119)	(3,381)

Total interest-bearing deposits	1,289	(4,665)	(3,376)	1,086	(10,099)	(9,013)
FHLB advances and other borrowings	(774)	(517)	(1,291)	3,395	(2,021)	1,374
Subordinated debentures payable to trusts	—	(11)	(11)	—	(299)	(299)

Total interest-bearing liabilities	$515	$(5,193)	$(4,678)	$4,481	$(12,419)	$(7,938)

Net interest income increase			$1,344			$5,452

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

        At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. The Company's MSRs are primarily servicing rights acquired on South Dakota Housing Development Authority, first-time homebuyers program. Due to the lack of quoted markets for the Company's servicing portfolio, the Company estimates the fair value of the MSRs using present value of future cash flow analysis. If the analysis produces a fair value that is greater than or equal to the amortized book value of the MSRs, no impairment is recognized. If the fair value is less than the book value, an expense for the difference is charged to earnings by initiating a MSR valuation account. If the Company determines this impairment is temporary, any future changes in fair value are recorded as a change in earnings and the valuation. If the Company determines the impairment to be permanent, the valuation is written off against the MSRs which results in a new amortized balance.

        The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment. The risk to earnings is when the underlying mortgages payoff significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's quarterly analysis of MSRs, there was no impairment to the MSRs at June 30, 2010.

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

        The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. Cash flow estimates for trust preferred securities are derived from scenario-based outcomes of forecasted default rates, loss severity, prepayment speeds and structural support.

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

        Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $3.4 million to $9.2 million at June 30, 2010. The decrease in non-performing assets was primarily attributable to one credit relationship, which was restructured in the third quarter of fiscal 2010 and returned $4.0 million to performing status. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.73% at June 30, 2010, from 1.07% at June 30, 2009.

        Nonaccruing loans and leases decreased to $6.0 million at June 30, 2010 compared to $9.4 million at June 30, 2009. Included in nonaccruing loans and leases at June 30, 2009 were five loans totaling $159,000 secured by one- to four-family real estate, seven commercial real estate loans totaling $716,000, one agricultural real estate loan totaling $85,000, ten commercial business loans totaling $469,000, 12 agricultural business loans totaling $3.1 million, 25 equipment finance leases totaling $862,000, and 26 consumer loans totaling $649,000.

        The Company's nonperforming loans and leases, which represent nonaccrual and past due 90 days and still accruing, have decreased $3.2 million from the levels at June 30, 2009. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.

        As of June 30, 2010 the Company had $946,000 of foreclosed assets. The balance of foreclosed assets at June 30, 2010 consisted of $212,000 in single-family residences, $212,000 in equipment finance leases, $8,000 in consumer collateral, $32,000 in commercial business collateral, and $482,000 in agricultural collateral.

        At June 30, 2010, the Company had designated $50.7 million of its assets as special mention and classified $38.9 million of its assets that management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties and investment securities. At June 30, 2010, the Company had $12.7 million in multi- family, commercial real estate, commercial business, and agricultural participation loans purchased, of which none of the amounts were classified at June 30, 2010. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

        Although the Company's management believes that the June 30, 2010, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2010 will be adequate in the future.

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

        The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$159	$977	$503	$228	$371
Commercial real estate	716	177	429	25	—
Commercial business	469	405	555	1,441	341
Equipment finance leases	862	272	27	118	36
Consumer	649	355	566	378	287
Agricultural	3,181	7,195	244	—	—

Total	6,036	9,381	2,324	2,190	1,035

Accruing loans and leases delinquent more than 90 days:
One- to four-family	—	—	306	470	358
Commercial real estate	201	277	24	178	308
Commercial business	167	349	71	213	814
Equipment finance leases	334	264	9	88	302
Consumer	22	8	119	1	7
Agricultural	1,472	1,194	252	358	541

Total	2,196	2,092	781	1,308	2,330

Foreclosed assets:
One- to four-family	212	406	76	158	96
Equipment finance leases	212	105	443	180	254
Commercial business	32	—	—	—	—
Consumer	8	92	124	170	177
Agricultural	482	482	—	—	—

Total(1)	946	1,085	643	508	527

Total nonperforming assets(2)	$9,178	$12,558	$3,748	$4,006	$3,892

Ratio of nonperforming assets to total assets(3)	0.73%	1.07%	0.34%	0.40%	0.40%

Ratio of nonperforming loans and leases to total loans and leases(4)(5)	0.92%	1.32%	0.39%	0.45%	0.46%

Accruing troubled debt restructures	$4,000	$—	$—	$—	$—

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

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$8,470	$5,933	$5,872	$5,657	$5,076
Charge-offs:
One- to four-family	(126)	(140)	(3)	(12)	(1)
Commercial real estate	(17)	(112)	—	—	—
Commercial business	(687)	(36)	(894)	(386)	(3,389)
Equipment finance leases	(324)	(121)	(475)	(162)	(165)
Consumer	(839)	(1,080)	(853)	(701)	(1,066)
Agricultural	(16)	(80)	(20)	(31)	(502)

Total charge-offs	(2,009)	(1,569)	(2,245)	(1,292)	(5,123)

Recoveries:
One- to four-family	4	4	2	3	1
Commercial real estate	—	—	—	1	6
Commercial business	—	2,217	8	9	15
Equipment finance leases	7	—	34	—	40
Consumer	153	201	263	216	237
Agricultural	—	5	5	80	126

Total recoveries	164	2,427	312	309	425

Net recoveries (charge-offs)	(1,845)	858	(1,933)	(983)	(4,698)

Additions charged to operations	2,950	1,679	1,994	1,198	5,279
Allowance related to assets acquired (sold), net	—	—	—	—	—

Balance at end of period	$9,575	$8,470	$5,933	$5,872	$5,657

Ratio of net recoveries (charge-offs) during the period to average loans and leases outstanding during the period	(0.21)%	0.10%	(0.25)%	(0.13)%	(0.67)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period(1)	1.07%	0.98%	0.75%	0.76%	0.77%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(2)	116.31%	73.83%	191.08%	167.87%	168.11%

(1)
Total loans and leases include loans held for sale.

(2)
Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

        The distribution of the Company's allowance for loan and lease losses and impaired loss summary are summarized in the following tables.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance
	(Dollars in Thousands)
One- to four-family(1)	$216	2.26%	$416	4.91%	$294	4.95%	$342	5.82%	$193	3.41%
Commercial and multi-family real estate(1)	1,884	19.67	1,302	15.37	875	14.75	647	11.02	396	7.00
Commercial business(2)	2,569	26.83	2,698	31.86	2,174	36.64	2,795	47.60	3,133	55.39
Consumer	1,273	13.30	1,280	15.11	1,190	20.06	1,178	20.06	1,432	25.31
Agricultural	3,633	37.94	2,774	32.75	1,400	23.60	910	15.50	503	8.89

Total	$9,575	100.00%	$8,470	100.00%	$5,933	100.00%	$5,872	100.00%	$5,657	100.00%

(1)
Includes construction loans.

(2)
Includes equipment finance leases.

	FAS 5 Allowance for Loan and Lease Losses	FAS 114 Impaired Loan Valuation Allowance	FAS 5 Allowance for Loan and Lease Losses	FAS 114 Impaired Loan Valuation Allowance
Loan Type	At June 30, 2010		At June 30, 2009
	(Dollars in Thousands)
One- to four-family	$216	$—	$416	$—
Commercial real estate	1,614	165	1,110	—
Multi-family real estate	105	—	192	—
Commercial business	1,923	67	2,136	153
Equipment finance leases	579	—	409	—
Consumer	1,273	—	1,280	—
Agricultural	3,540	93	2,724	50

Total	$9,250	$325	$8,267	$203

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2010			At June 30, 2009
	(Dollars in Thousands)
Commercial real estate	4	$731	$165	3	$177	$—
Commercial business	5	362	67	4	453	153
Agricultural	5	7,728	93	2	7,997	50

Total	14	$8,821	$325	9	$8,627	$203

        The allowance for loan and lease losses was $9.6 million at June 30, 2010, as compared to $8.5 million at June 30, 2009. The ratio of the allowance for loan and lease losses to total loans and leases was 1.07% at June 30, 2010, compared to 0.98% at June 30, 2009. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. OTS regulators have reviewed the Company's methodology for determining allowance requirements on the Company's loan and lease portfolio and have made no required recommendations for changes in methodology in the allowances during the three year period ended June 30, 2010.

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

Comparison of the Years Ended June 30, 2010 and June 30, 2009

        General.    The Company's net income available for common stockholders was $5.7 million or $1.00 for basic and diluted earnings per common share for the year ended June 30, 2010, a $755,000 decrease in earnings compared to $6.5 million or $1.62 and $1.61 for basic and diluted earnings per common share, respectively, for the prior year. Fiscal 2010 resulted in a return on average equity (i.e., net income divided by average equity) of 6.82%, compared to 9.73% in fiscal 2009. For the year ended June 30, 2010, the return on average assets (i.e., net income divided by average assets) was 0.48% compared to 0.68% in the prior year. As discussed in more detail below, the decreases were due to a variety of key factors, including decreases in noninterest income of $1.6 million and increases in noninterest expense of $1.5 million. These were partially offset by a decrease in preferred stock dividends and accretion of $1.3 million and income taxes of $914,000.

        Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $57.4 million for the year ended June 30, 2010, as compared to $60.7 million for the prior year, a decrease of $3.3 million or 5.5%. Average yield on interest-earning assets decreased 8.0% which resulted in a decrease to overall interest and dividend income of $5.2 million. This decrease was partially offset by an increase in the average volume of total interest-earning assets of 2.9%, resulting in an increase of overall interest and dividends to increase by $1.9 million. The average yield on interest-earning assets was 5.15% for the year ended June 30, 2010, as compared to 5.60% for the prior year. The average volume of loans and leases receivable increased from $829.5 million for the year ended June 30, 2009, to $860.9 million for the year ended June 30, 2010. For the year ended June 30, 2010, the average yield on loans and leases receivable was 5.77%, a decrease of 3.2% from 5.96% in the prior year. The overall increase in interest and dividend income was due in part to the repricing of loans and investments that generally reflected national interest rates.

        Interest Expense.    Interest expense was $20.7 million for the year ended June 30, 2010, as compared to $25.4 million for the prior year, a decrease of $4.7 million or 18.4%. The $4.7 million decrease in interest expense was the result of a 26.7% decrease in the average rate paid on interest-bearing deposits, while a $1.3 million increase in interest expense was the result of increase in deposit volume. The average rate on interest-bearing deposits was 1.65% for the year ended June 30, 2010, as compared to 2.26% for the prior year. A $517,000 decrease in interest expense was the result of a 7.4% decrease in the average yield on FHLB advances and other borrowings to 3.13% for the year ended June 30, 2010, compared to 3.38% for the prior fiscal year, and a $774,000 decrease in interest expense was the result of a 10.0% decrease in the average balance of FHLB advances and other borrowings.

        Net Interest Income.    The Company's net interest income for the year ended June 30, 2010, increased $1.3 million or 3.8%, to $36.7 million as compared to the prior fiscal year. The increase in net interest income was due primarily to increases in the average volume on loans and leases receivable in excess of the increase in average volume of the interest-bearing liabilities. The Company's net interest margin on a fully taxable equivalent basis was 3.34% for the year ended June 30, 2010, as compared to 3.32% for the prior year. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or looking at alternatives through secondary markets.

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

        Provision for losses on loans and leases increased $1.3 million or 75.7%, to $3.0 million for the year ended June 30, 2010, as compared to $1.7 million in the prior year. The increase in the provision was due in part to adding reserves for an increasing loan portfolio and continuing a policy of maintaining conservatism in estimating loan losses. Net charge-offs increased from a net recovery of $858,000 during fiscal 2009 to $1.8 million of net charge-offs during fiscal 2010. The net recovery in fiscal 2009 was largely a result of a previously announced net loan loss recovery of $2.2 million from a settlement of a previously disclosed lawsuit against MetaBank. Nonperforming assets decreased $3.4 million for the year ended June 30, 2010, primarily due to one particular agriculture loan relationship, which was restructured in the third quarter of fiscal 2010 and returned $4.0 million to performing status.

        The allowance for losses on loans and leases at June 30, 2010 was $9.6 million. The allowance increased from the June 30, 2009 balance of $8.5 million primarily as a result of the increased balance in loans and leases receivable at June 30, 2010 of $21.0 million compared to the balance at June 30, 2009. The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2010 was 116.31% compared to 73.83% at June 30, 2009. The allowance for loan and lease losses to total loans and leases at June 30, 2010 was 1.07% compared to 0.98% at June 30, 2009. The Bank's management believes that the June 30, 2010 recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.

        Noninterest Income.    Noninterest income was $11.0 million for the year ended June 30, 2010, as compared to $12.6 million for the year ended June 30, 2009, a decrease of $1.6 million or 12.6%.

During fiscal 2010, the decrease was primarily due to loan servicing income decrease of $259,000, fees on deposits decrease of $137,000 and net impairment losses recognized in earnings increase of $2.3 million. Net gain on sale of securities increase of $949,000 and trust income increase of $144,000 partially offset the other decreases.

        Loan servicing income decreased by $259,000 to $2.0 million for the fiscal year 2010 due primarily to changes in the portfolio's performance attributes during the period based upon the Company's quarterly analysis of portfolio prepayment experience.

        Fees on deposits decreased $137,000 to $5.6 million for the year ended June 30, 2010 as compared to the year ended June 30, 2009 due largely to a decrease in NSF and overdraft fees of $597,000 and partially offset by an increase in point-of-sale interchange and ATM fee income of $519,000.

        Net impairment losses recognized in earnings were $2.7 million for the year ended June 30, 2010, as compared to $405,000 for the year ended June 30, 2009. The Company determined that a total of $2.2 million of losses due to other-than-temporary impairments for trust preferred securities were incurred of which an additional $460,000 was recognized in other comprehensive income. The net of $2.7 million of losses were recognized as a reduction in other noninterest income for the year ended June 30, 2010, compared to $405,000 in the prior year.

        Net gain on the sale of securities totaled $1.9 million, an increase of $949,000 for the year ended June 30, 2010 as compared to the prior fiscal year. The Company took advantage of elevated fixed-rate mortgage-backed securities prices which were influenced by U.S. government participation in the mortgage-backed securities market, while also restructuring the portfolio for a higher rate environment.

        Trust income increased by $144,000 to $820,000 during the year ended June 30, 2010, due in part to an increase in customers and managed assets from increased market values when compared to the prior year. Assets under management increased from $77.5 million to $83.3 million.

        Noninterest Expense.    Noninterest expense was $36.0 million for the year ended June 30, 2010 as compared to $34.6 million for the year ended June 30, 2009, an increase of $1.4 million, or 4.3%. The increase was attributed to increases in salaries and wages of $925,000, occupancy and equipment of $498,000, marketing and community development of $332,000 and goodwill impairment write-off of $585,000. The increases in noninterest expense were neutralized primarily by a decrease in performance-based incentive pay and healthcare costs of $1.2 million and $415,000, respectively.

        Compensation and employee benefits were $20.7 million for the year ended June 30, 2010, a decrease of $232,000 or 1.1% when compared to the year ended June 30, 2009. Performance-based incentive pay decreased $1.2 million, or 53.6%, due to a reduction in performance outcomes through the fiscal year 2010 as compared to the prior fiscal year. This decrease in compensation was partially offset by an increase in salaries and wages of $925,000, or 6.5%, to $15.1 million for fiscal year 2010. The salary and wage expense increase was due to year-over-year salary increases and personnel additions. Retirement costs, which are included in the total for compensation and employee benefits, increased $318,000, or 36.8%, to $1.2 million for the fiscal year 2010 compared to fiscal year 2009 primarily due to the increased costs determined during the actuarial valuation in the first quarter of fiscal 2010. Net healthcare costs decreased $415,000, or 16.2%, to $2.1 million due to a reduction of specific high dollar claims and general overall utilization for the fiscal year 2010 compared to the prior fiscal year. Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term. The level of healthcare costs which the Company incurs may vary from year to year.

        Occupancy and equipment increased $498,000, or 12.5%, to $4.5 million for the year ended June 30, 2010 as compared to the prior fiscal year. A new facility in Watertown, South Dakota was placed in service in July 2009, and subsequently sold and leased-back from an unrelated group in the third quarter of fiscal 2010. The depreciation of equipment, rental expense, and other operating expenses related to this new facility accounted for the majority of increased costs. Other equipment purchased during fiscal year 2010 also contributed to the increase in depreciation expense since the prior fiscal year.

        Marketing and community development was $1.7 million for the year ended June 30, 2010 compared to $1.4 million for the year ended June 30, 2009, an increase of $332,000 or 24.0%. This increase is primarily due to the costs related to the point of sale debit cards reward program implemented July 1, 2009.

        Goodwill impairment expense of $585,000 was recorded for the year ended June 30, 2010 compared to no impairment expense in the prior fiscal year. The Company performs annual testing to determine if goodwill is impaired and at June 30, 2010, it was determined that the goodwill associated with the acquisition of the leasing division was impaired. Accordingly, the Company wrote-off the amount of goodwill associated with this acquisition in the amount of $585,000. As of June 30, 2010, there was no impairment with respect to intangible assets for the remaining amount of $4.4 million.

        Income tax expense.    The Company's income tax expense for the year ended June 30, 2010 decreased to $3.0 million compared to $3.9 million for the prior fiscal year. The effective tax rates were 33.97% and 33.12% for the years ended June 30, 2010 and 2009, respectively. The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes for fiscal year 2010 than for the prior fiscal year. Permanent tax differences as a net deduction decreased by $341,000 for the year ended June 30, 2010 as compared to the prior year, primarily due to the write-off of goodwill of in the amount of $585,000.

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

Liquidity and Capital Resources

        The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash used in operating activities was $5.0 million for the fiscal year ended June 30, 2010. For the fiscal year ended June 30, 2009, net cash provided by operating activities was $2.4 million. Net cash used in investing activities was $64.8 million for the fiscal year ended June 30, 2010. For the fiscal year ended June 30, 2009, net cash used in investing activities was $71.6 million. Net cash provided by financing activities for the fiscal year ended June 30, 2010, was $72.1 million. This compares to net cash provided by financing activities in the prior fiscal year of $66.6 million.

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

        Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the year ended June 30, 2010, the Bank decreased its borrowings with the FHLB and other borrowings by $22.2 million.

        Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of June 30, 2010, the Bank had the following sources of additional borrowings:

  •
  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

  •
  $10.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

  •
  $60.8 million of available credit from the Federal Reserve Bank (after deducting outstanding borrowings with the Federal Reserve Bank); and

  •
  $49.2 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

        The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank,

NA and Zions Bank at June 30, 2010. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors. For further discussion of our advances from FHLB of Des Moines, see Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

        In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of June 30, 2010, the Bank had $22.9 million in out-of-market certificates of deposit.

        On September 30, 2009, the Company entered into a Loan Agreement (the "Loan Agreement") with United Bankers' Bank (the "Lender") in order to refinance its outstanding borrowings of $5.966 million under its line of credit with First Tennessee Bank, NA that matured. Under the Loan Agreement, the Lender committed to lend to the Company an aggregate principal amount not to exceed $6.0 million. On November 25, 2009, the Company repaid its outstanding borrowings of $6.044 million (principal plus accrued interest) under the Loan Agreement. The loan is evidenced by a promissory note, accrues interest at the United Bankers' Bank Rate with a minimum interest rate of 4.75% per annum, and the principal balance (plus any accrued and unpaid interest) is due and payable in full on October 1, 2010. There was no additional activity or an outstanding balance at June 30, 2010. The Company was required to pledge 100% of the Bank's stock as collateral. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K, Part II, Item 7 "Financial Condition Data" of this Form 10-K and Exhibit 10.36 of this Form 10-K for additional information.

        The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2010, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $28.4 million and to sell mortgage loans of $29.4 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2010, the Bank had one outstanding commitment to purchase $160,000 investment securities available for sale and no commitments to sell investment securities available for sale.

        The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to a Board of Directors-approved stock buyback program, to support organic growth, to make any acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.

        The Company had in effect a stock buyback program, which began on May 1, 2008, and was publicly announced on April 28, 2008. Under this program, the Company was permitted to repurchase up to 10% of the common stock of the Company outstanding on May 1, 2008. In conjunction with the Company's participation in the CPP, the Company's Board of Directors terminated the stock buy back program in the second quarter of fiscal year 2009, which had been in place through November 21, 2008. There were no shares purchased under the program during fiscal 2010 and 2009.

        Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at June 30, 2010, the Bank met all current capital requirements.

        The OTS has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OTS core capital requirement for well-capitalized institutions is 5%

of total adjusted assets. The Bank had Tier 1 (core) capital of 8.69% at June 30, 2010. The minimum OTS risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had risk-based capital of 11.68% at June 30, 2010.

        The Company has entered into interest rate swap contracts to convert variable-rate trust preferred debt and deposits into a fixed rate instrument to modify interest rate risk. At June 30, 2010, the total notional amount of interest rate swap contracts was $79.0 million with a fair value loss of $3.0 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 9 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.

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

Off-Balance Sheet Arrangements

        None.

Effect of New Accounting Standards

        Note 1, "Summary of Significant Accounting Policies," of "Notes to Consolidated Financial Statements" of this Form 10-K discusses new accounting policies adopted by the Company during fiscal 2010. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

        In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (ASC Topic 805). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. The Company adopted this guidance effective July 1, 2009 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS 160 is effective for the Company beginning July 1, 2009. SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interest in subsidiaries in the same way—as equity in the consolidated financial statements. The Company does not currently have any non-controlling interests to be included in the consolidated financial statements.

        In December 2008, FASB issued Staff Position No. FAS 132(R)-1 (FAS 132(R)-1), amending the disclosure guidance in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132(R)-1 states that the purpose is to increase the transparency in the disclosure of Postretirement Benefit Plan Assets and to provide users an understanding of the following: investment allocation decision-making, including the factors that are pertinent to the investment policies and strategies; the major categories of plan assets; the valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and significant concentrations of risk with plan assets. The Company adopted this guidance effective July 1, 2009 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In April 2009, FASB issued Staff Position No. 141(R)-1 (FAS 141R-1), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FAS 141R-1 amends and clarifies FAS 141R to address the application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141R-1 is effective July 1, 2009. The Company adopted this guidance effective July 1, 2009 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (SFAS 166), "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140," which removes the concept of a qualifying special-purpose entity from GAAP, changes the requirements for derecognizing financial assets, including defining the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and requires additional disclosures about a transferor's continuing involvement in transferred financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009 for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management has reviewed SFAS 166 does not expect the adoption of this statement on July 1, 2010 to have a material impact on the Company's consolidated financial condition, results of operations or cash flow.

        In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (SFAS 167), "Amendments to FASB Interpretation No. 46(R)," which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 clarifies, but does not significantly change, the characteristics that identify a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of a variable interest entity must be disregarded in applying the provisions of Interpretation 46(R). SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of SFAS 167 is not expected to impact the Company's consolidated financial statements.

        In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162," which replaces the GAAP hierarchy with two levels of GAAP: authoritative and nonauthoritative. On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC. All other non-grandfathered accounting literature became nonauthoritative. SFAS 168 is effective July 1, 2009. The Company adopted this guidance effective July 1, 2009 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In January 2010, FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements", (ASC Topic 820). This accounting standard provides additional guidance relating to fair value measurement disclosures. Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard is effective for interim and annual reporting periods after July 1, 2009, except for the detailed Level 3 disclosures, which will be effective for interim and annual reporting periods after July 1, 2010. The Company adopted this update in the first quarter of fiscal 2010, except for the detailed Level 3 disclosures, and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow. The Company will adopt the Level 3 disclosures in the first quarter of fiscal 2011 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In April 2010, FASB issued ASU No. 2010-18,"Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset". As a result of this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 is effective for the Company in the first interim period of fiscal 2011 (September 30, 2010) and the annual reporting period beginning June 30, 2011. Management is currently evaluating the impact of adopting this update on the Company's consolidated financial condition, results of operations and cash flow.

        In July 2010, FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" (ASC Topic 310). This guidance will expand disclosures by requiring additional disaggregated information related to the current disclosures. It will also require additional disclosures to provide information based on credit quality, past due aging information, trouble debt restructuring information, and significant purchases and sales of financing receivables. ASU 2010-20 is effective for the Company for interim and annual reporting periods ending after December 15, 2010 and the Company does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

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

        One approach used to quantify interest rate risk is the Bank's net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following table sets forth, at June 30, 2010 and June 30, 209, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or -100 basis points, measured in 100 basis point increments). Due to the low prevailing interest rate environment, -200 and -300 NPV was not estimated by the Bank at June 30, 2010 and June 30, 2009.

        Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2010
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$124,944	$9,853	9%
+200	123,941	8,850	8
+100	120,976	5,885	5
—	115,091	—	—
-100	105,817	(9,274)	(8)

June 30, 2009
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$121,961	$7,108	6%
+200	121,894	7,041	6
+100	120,044	5,191	5
—	114,853	—	—
-100	109,351	(5,502)	(5)

Contractual Obligations

        The following table sets forth information with respect to the Company's contractual obligations as of June 30, 2010. Operating lease obligations are primarily related to the lease of certain branch offices, which the Company has committed to as of June 30, 2010.

	Payments due by period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Greater Than 5 Years
	(Dollars in Thousands)
Deposits without a stated maturity	$490,327	$490,327	$—	$—	$—
Certificates of Deposit	423,937	227,772	177,099	19,061	6
Advances from FHLB and other borrowings	190,719	46,405	52,500	38,100	53,714
Long-Term Debt Obligations	27,837	—	—	—	27,837
Operating Lease Obligations	3,692	632	667	554	1,839

Total Contractual Obligations	$1,136,512	$765,136	$230,266	$57,715	$83,396

Subsequent Event

        Management has evaluated subsequent events for potential disclosure or recognition through the date that the financial statements were available to be issued. In September 2010, the Company has been notified by a borrower of the borrower's intention to no longer perform on its agricultural loan obligations. The current balance related to this obligation is $3,138. The Company has initiated formal collection procedures and collateral evaluation. The financial effect of this transaction cannot be reasonably estimated as of the date that the financial statements were available to be issued.

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

        In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Asset/Liability Committee meets periodically to review the Bank's interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income. The Company does not currently engage in trading activities to control interest rate risk although it may in the future, if necessary, to manage interest rate risk. The Company has entered into interest rate swap contracts to convert variable-rate trust preferred debt into a fixed rate instrument to modify interest rate risk. In addition, the Bank has entered into interest rate swap contracts to convert variable-rate deposits into a fixed rate instrument. See Note 9 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.

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

        Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. The Company has structured its security portfolio to shorten the repricing of its interest-earning assets. The Company's residential mortgage-backed securities and securities available for sale typically have either short or medium terms to maturity or adjustable interest rates. At June 30, 2010, the Company had investment securities available for sale of $10.7 million with contractual maturities of five years or less. Adjustable-rate residential mortgage-backed securities totaled $224.6 million at June 30, 2010. Residential mortgage-backed securities amortize and experience prepayments of principal. The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $100.6 million annually over the past three fiscal years. The Company also manages interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes. The Board and management believe that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2010, the Company had $83.1 million of savings accounts, $189.8 million of money market accounts and $217.4 million of checking accounts, representing 53.63% of total depositor account balances.

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

        Under the supervision and with the participation of the Company's management, including its Chairman, President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2010.

        This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform Act, which exempts the Company from the requirement that it include an attestation report of the Company's public accounting firm regarding internal control over our management's assessment of internal controls over financial reporting.

/s/ CURTIS L. HAGE Curtis L. Hage Chairman, President and Chief Executive Officer	/s/ DARREL L. POSEGATE Darrel L. Posegate Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

        We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2010. HF Financial Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with attestation standards established by the American Institute of Certified Public Accountants, HF Financial Corp.'s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 10, 2010 expressed an unqualified opinion.

Sioux Falls, South Dakota
September 10, 2010

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

	2010	2009
ASSETS
Cash and cash equivalents	$20,805	$18,511
Securities available for sale (Note 2)	264,442	222,910
Federal Home Loan Bank stock (Note 7)	10,334	12,476
Loans held for sale (Note 3)	25,287	14,881
Loans and leases receivable (Note 3)	862,704	842,812
Accrued interest receivable	8,785	7,598
Office properties and equipment, net of accumulated depreciation (Note 5)	14,973	16,917
Foreclosed real estate and other properties	946	1,085
Cash value of life insurance	15,144	14,594
Servicing rights (Note 4)	12,733	11,768
Goodwill, net	4,366	4,951
Other assets (Note 10)	12,496	8,293

	$1,253,015	$1,176,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits (Note 6)	$914,264	$837,868
Advances from Federal Home Loan Bank and other borrowings (Note 7)	190,719	212,869
Subordinated debentures payable to trusts (Note 8)	27,837	27,837
Advances by borrowers for taxes and insurance	11,460	11,899
Accrued expenses and other liabilities (Note 14)	14,300	17,648

Total liabilities	1,158,580	1,108,121

Stockholders' equity (Notes 11, 12 and 13)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,025,792 and 6,109,437 shares issued at June 30, 2010 and June 30, 2009, respectively	90	61
Common stock subscribed for but not issued	—	224
Additional paid-in capital	44,496	22,911
Retained earnings, substantially restricted	84,011	80,735
Accumulated other comprehensive (loss), net of related deferred tax effect (Note 17)	(3,265)	(4,359)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at June 30, 2010 and June 30, 2009, respectively	(30,897)	(30,897)

	94,435	68,675

	$1,253,015	$1,176,796

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JUNE 30, 2010, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

	2010	2009	2008
Interest, dividend and loan fee income:
Loans and leases receivable	$49,658	$49,460	$53,972
Investment securities and interest-bearing deposits	7,696	11,228	9,202

	57,354	60,688	63,174

Interest expense:
Deposits	12,303	15,679	24,693
Advances from Federal Home Loan Bank and other borrowings	8,378	9,680	8,605

	20,681	25,359	33,298

Net interest income	36,673	35,329	29,876
Provision for losses on loans and leases	2,950	1,679	1,994

Net interest income after provision for losses on loans and leases	33,723	33,650	27,882

Noninterest income:
Fees on deposits	5,624	5,761	5,389
Loan servicing income	2,042	2,301	2,211
Gain on sale of loans, net	1,841	1,906	1,197
Earnings on cash value of life insurance	652	641	626
Trust income	820	676	966
Commission and insurance income	563	519	447
Gain on sale of securities, net	1,853	904	3
Total other-than-temporary impairment losses	(2,223)	(3,905)	—
Portion of loss recognized in other comprehensive income	(460)	3,500	—

Net impairment losses recognized in earnings	(2,683)	(405)	—

Other	302	299	494

	11,014	12,602	11,333

Noninterest expense:
Compensation and employee benefits	20,710	20,942	19,616
Occupancy and equipment	4,479	3,981	3,832
FDIC insurance	1,321	1,376	92
Check and data processing expense	2,750	2,577	2,416
Professional fees	1,798	1,800	1,166
Marketing and community investment	1,716	1,384	1,292
Foreclosed real estate and other properties, net	223	292	181
Goodwill impairment	585	—	—
Other	2,454	2,214	2,011

	36,036	34,566	30,606

Income before income taxes	8,701	11,686	8,609
Income tax expense (Note 10)	2,956	3,870	2,766

Net income	5,745	7,816	5,843
Preferred stock dividends and accretion	—	1,316	—

Net income available to common stockholders	$5,745	$6,500	$5,843

Basic earnings per common share (Note 13):	$1.00	$1.62	$1.47
Diluted earnings per common share (Note 13):	1.00	1.61	1.45
Dividend declared per common share	0.45	0.45	0.43

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 2010, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

	Common Stock	Common Stock Subscribed	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, June 30, 2007	$60	$81	$—	$20,898	$71,900	$(1,502)	$(29,167)	$62,270
Comprehensive income
Net income	—	—	—	—	5,843	—	—	5,843
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	(664)	—	(664)
Net unrealized losses on defined benefit plan, net of deferred taxes	—	—	—	—	—	(755)	—	(755)
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(80)	—	(80)

Comprehensive income								4,344
Issuance of common stock and exercise of stock options (Note 16)	—	(81)	—	630	—	—	—	549
Common stock subscribed for but not issued	—	95	—	(95)	—	—	—	—
Cash dividends paid on common stock	—	—	—	—	(1,702)	—	—	(1,702)
Purchase of treasury stock	—	—	—	—	—	—	(1,730)	(1,730)
Amortization of stock-based compensation	—	—	—	472	—	—	—	472

Balance, June 30, 2008	60	95	—	21,905	76,041	(3,001)	(30,897)	64,203
Comprehensive income
Net income	—	—	—	—	7,816	—	—	7,816
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	257	—	257
Net unrealized losses on defined benefit plan, net of deferred taxes	—	—	—	—	—	(1,067)	—	(1,067)
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(548)	—	(548)

Comprehensive income								6,458
Issuance of common stock and exercise of stock options (Note 16)	1	(95)	—	641	—	—	—	547
Common stock subscribed for but not issued	—	224	—	(224)	—	—	—	—
Cash dividends paid on common stock	—	—	—	—	(1,805)	—	—	(1,805)
Cash dividends paid on preferred stock	—	—	—	—	(667)	—	—	(667)
Issuance of 25,000 shares of preferred stock and common warrant	—	—	—	25,000	—	—	—	25,000
Redemption of preferred stock and common warrant	—	—	—	(25,071)	(579)	—	—	(25,650)
Amortization of discount on common warrant	—	—	—	71	(71)	—	—	—
Amortization of stock-based compensation	—	—	—	589	—	—	—	589

Balance, June 30, 2009	61	224	—	22,911	80,735	(4,359)	(30,897)	68,675
Comprehensive income
Net income	—	—	—	—	5,745	—	—	5,745
Net changes in unrealized gain (loss) on securities available for sale, net of deferred taxes	—	—	—	—	—	1,217	—	1,217
Net unrealized losses on defined benefit plan, net of deferred taxes	—	—	—	—	—	1,201	—	1,201
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(1,324)	—	(1,324)

Comprehensive income								6,839
Issuance of common stock and exercise of stock options (Note 16)	29	(224)	—	20,912	—	—	—	20,717
Cash dividends paid on common stock	—	—	—	—	(2,469)	—	—	(2,469)
Amortization of stock-based compensation	—	—	—	673	—	—	—	673

Balance, June 30, 2010	$90	$—	$—	$44,496	$84,011	$(3,265)	$(30,897)	$94,435

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2010, 2009 AND 2008

(DOLLARS IN THOUSANDS, except share data)

	2010	2009	2008
Cash Flows From Operating Activities
Net income	$5,745	$7,816	$5,843
Adjustments to reconcile net income to net cash provided by operating activities Provision for losses on loans and leases	2,950	1,679	1,994
Depreciation	1,994	1,737	1,633
Goodwill impairment	585	—	—
Amortization of discounts and premiums on securities and other	3,669	2,430	1,710
Stock based compensation	673	589	472
Deferred income taxes (credits)	(630)	(340)	11
Net change in loans held for resale	(8,565)	(4,179)	1,177
(Gain) on sale of loans, net	(1,841)	(1,906)	(1,197)
Realized (gain) on sale of securities, net	(1,853)	(904)	(3)
Other-than-temporary impairments recognized in non-interest income	2,683	405	—
Losses and provision-for-losses on sales of foreclosed real estate and other properties, net	1	44	58
(Gain) on disposal of office properties and equipment, net	4	—	(1)
Change in other assets and liabilities (Note 20)	(10,404)	(5,008)	2,588

Net cash provided by (used in) operating activities	(4,989)	2,363	14,285

Cash Flows From Investing Activities
Net change in loans outstanding	(23,438)	(68,271)	(19,842)
Securities available for sale
Sales, maturities and repayments	124,142	110,432	67,302
Purchases	(166,688)	(108,502)	(151,405)
Purchase of Federal Home Loan Bank stock	(6,590)	(5,565)	(9,846)
Redemption of Federal Home Loan Bank stock	8,732	4,334	3,659
Proceeds from sale of office properties and equipment	2,048	—	1,283
Purchase of office properties and equipment	(2,102)	(3,805)	(1,934)
Purchase of servicing rights	(1,402)	(930)	(1,392)
Proceeds from sale of foreclosed real estate and other properties	526	710	701

Net cash (used in) investment activities	(64,772)	(71,597)	(111,474)

Cash Flows From Financing Activities
Net increase (decrease) in deposit accounts	$76,396	$53,631	$(31,627)
Proceeds of advances from Federal Home Loan Bank and other borrowings	1,752,730	6,471,132	1,926,299
Payments on advances from Federal Home Loan Bank and other borrowings	(1,774,880)	(6,456,717)	(1,796,445)
Proceeds from issuance of subordinated debentures	—	—	5,000
Redemption of subordinated debentures	—	—	(5,000)
Increase (decrease) in advances by borrowers	(439)	1,104	458
Purchases of treasury stock	—	—	(1,730)
Repurchase of warrant	—	(650)	—
Repurchase of preferred stock	—	(25,000)	—
Proceeds from issuance of preferred stock	—	25,000	—
Proceeds from issuance of common stock	20,717	547	630
Cash dividends paid	(2,469)	(2,472)	(1,702)

Net cash provided by financing activities	72,055	66,575	95,883

Increase (decrease) in cash and cash equivalents	2,294	(2,659)	(1,306)
Cash and Cash Equivalents
Beginning	18,511	21,170	22,476

Ending	$20,805	$18,511	$21,170

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

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

Basis of Financial Statement Presentation and Use of Estimates

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the fiscal year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

change in the near-term related to the determination of the allowance for loan and lease losses, self-insurance, security impairment and servicing rights. Management has evaluated subsequent events for potential disclosure or recognition through September 10, 2010, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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

JUNE 30, 2010 AND 2009

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

Loans Held for Sale

        Loans receivable, which the Bank may sell or intend to sell prior to maturity, are carried at the lower of net book value or fair value on an aggregate basis. Such loans held for sale include loans receivable that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or other similar factors.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

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

JUNE 30, 2010 AND 2009

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

Loan Servicing

        The cost allocated to servicing rights purchased or retained has been recognized as a separate asset, is initially measured at fair value, and is being amortized in proportion to and over the period of estimated net servicing income. Servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans. The Bank stratifies its capitalized servicing rights based on loan type. The Company performs quarterly testing to determine if loan servicing rights purchased and retained servicing rights are impaired. As of June 30, 2010, and 2009, there was no impairment to loan servicing rights purchased and retained servicing rights.

Goodwill

        Goodwill is the difference between the purchase price and the amounts assigned to the net assets acquired and accounted for under the purchase method of accounting. The Company performs annual testing to determine if goodwill is impaired. During this testing, it was determined that the goodwill associated with the acquisition of the leasing division was impaired at June 30, 2010. Accordingly, the Company wrote-off the amount of goodwill associated with this acquisition of $585. As of June 30, 2010, there is no impairment with respect to intangible assets for the remaining amount of $4,366.

Foreclosed Real Estate and Other Properties

        Real estate and other properties acquired through, or in lieu of, loan foreclosure are initially recorded at lower of cost or fair value less estimated costs to sell at the date of foreclosure. Costs relating to improvement of property are capitalized, whereas costs relating to the holding of property

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

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

JUNE 30, 2010 AND 2009

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

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

operating decisions, allocating resources, and monitoring performance, which is primarily based on products.

	Banking	Other	Total
2010
Net interest income	$38,540	$(1,867)	$36,673
Provision for losses on loans and leases	(2,950)	—	(2,950)
Noninterest income	9,694	1,320	11,014
Intersegment noninterest income	(148)	(101)	(249)
Noninterest expense	(34,461)	(1,575)	(36,036)
Intersegment noninterest expense	—	249	249

Income (loss) before income taxes	$10,675	$(1,974)	$8,701

Total assets	$1,238,075	$14,940	$1,253,015

2009
Net interest income	$37,085	$(1,756)	$35,329
Provision for losses on loans and leases	(1,679)	—	(1,679)
Noninterest income	12,260	342	12,602
Intersegment noninterest income	(95)	(148)	(243)
Noninterest expense	(33,086)	(1,480)	(34,566)
Intersegment noninterest expense	—	243	243

Income (loss) before income taxes	$14,485	$(2,799)	$11,686

Total assets	$1,172,911	$3,885	$1,176,796

2008
Net interest income	$31,907	$(2,031)	$29,876
Provision for losses on loans and leases	(1,994)	—	(1,994)
Noninterest income	10,980	353	11,333
Intersegment noninterest income	(105)	(71)	(176)
Noninterest expense	(29,703)	(903)	(30,606)
Intersegment noninterest expense	—	176	176

Income (loss) before income taxes	$11,085	$(2,476)	$8,609

Total assets	$1,098,592	$4,902	$1,103,494

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

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Self-insurance

        The Company has had a self-insured health plan for its employees, subject to certain limits, since January 1994. The Bank is named the plan administrator for this plan and has retained the services of an independent third party administrator to process claims and handle other duties for this plan. The third party administrator does not assume liability for benefits payable under this plan. To mitigate a portion of the risks involved with a self-insured health plan, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $65 per individual occurrence.

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

        The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual. Net healthcare costs are inclusive of health claims expenses and administration fees offset by stop loss and employee reimbursement. The following table is a summary of net healthcare costs by quarter during fiscal years 2010, 2009 and 2008.

	2010	2009	2008
Quarter ended September 30	$748	$358	$221
Quarter ended December 31	311	945	409
Quarter ended March 31	486	704	328
Quarter ended June 30	602	555	524

Net healthcare costs	$2,147	$2,562	$1,482

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

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

        Interest rate swaps utilized by the Company are each accounted for as a cash flow hedge, which hedge the interest rate risk in the cash flows of long-term, variable-rate subordinated debentures. Interest rate swaps utilized by the Bank are each accounted for as a cash flow hedge, which hedge the interest rate risk in the cash flows of variable-rate deposits. The cumulative change in fair value of the hedging derivatives, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposures, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current-period earnings.

Recent Accounting Pronouncements

FASB Establishes Accounting Standards Codification

        In June 2009, FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105), which establishes the FASB Accounting Standards Codification ("the Codification" or "ASC") as the official single source of authoritative U.S. generally accepted accounting principles ("GAAP"). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission ("SEC") guidance organized using the same topical structure in separate sections within the Codification.

        Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASU") which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Accounting

        In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" (ASC Topic 820) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. The Company adopted this guidance for financial assets and liabilities effective July 1, 2008 and for non financial assets and liabilities effective July 1, 2009. The adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In 2008, FASB issued Staff Position No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (ASC Topic 715-20-65). This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC Topic 820 Fair Value Measurements and Disclosures. ASC 715-20-65 is effective for the Company for annual reporting periods beginning July 1, 2009 and the Company does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In August 2009, FASB issued ASU No. 2009-05 which amends "Fair Value Measurements and Disclosures—Overall" (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The Company adopted this update effective in the second quarter of fiscal 2010 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In January 2010, FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements", (ASC Topic 820). This accounting standard provides additional guidance relating to fair value measurement disclosures. Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard is effective for interim and annual reporting periods after July 1, 2009, except for the detailed Level 3 disclosures, which will be effective for interim and annual reporting periods after July 1, 2010. The Company adopted this update in the first quarter of fiscal 2010, except for the detailed Level 3 disclosures, and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow. The Company will adopt the Level 3 disclosures in the first quarter of fiscal 2011 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

Business Combinations and Noncontrolling Interests

        In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (ASC Topic 805). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. The Company adopted this guidance effective July 1, 2009 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In April 2009, FASB issued Staff Position No. FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" (ASC Topic 805-20). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, "Accounting for Contingencies" (ASC Topic 405). This updated guidance was effective July 1, 2009 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In June 2009, FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities" (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This updated guidance was effective January 1, 2010, and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Accounting Changes

        In June 2009, FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets", (ASC Topic 860). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 860 is reportable for interim and annual reports and effective for the Company on reporting periods beginning July 1, 2010 and the Company does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In April 2010, FASB issued ASU No. 2010-18,"Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset". As a result of this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU No. 2010-18 is effective for the Company in the first interim period of fiscal 2011 (September 30, 2010) and the annual reporting period beginning June 30, 2011. Management is currently evaluating the impact of adopting this update on the Company's consolidated financial condition, results of operations and cash flow.

        In July 2010, FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" (ASC Topic 310). This guidance will expand disclosures by requiring additional disaggregated information related to the current disclosures. It will also require additional disclosures to provide information based on credit quality, past due aging information, trouble debt restructuring information, and significant purchases and sales of financing receivables. ASU 2010-20 is effective for the Company for interim and annual reporting periods ending after December 15, 2010 and the Company does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        During fiscal 2010, FASB issued several ASUs: ASU No. 2009-03 through ASU No. 2010-24. Except for ASU no. 2010-06, 2010-18 and 2010-20 mentioned above, the ASUs issued entail technical corrections or clarifications to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES

        The amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are as follows:

	June 30, 2010
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$4,551	$—	$4,551	$25	$—	$4,576
Municipal bonds	13,820	—	13,820	435	(31)	14,224
Trust preferred securities	12,337	(3,080)	9,257	—	(5,355)	3,902

	30,708	(3,080)	27,628	460	(5,386)	22,702

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	(1)	6
Other Investments	253	—	253	—	—	253

	268	(8)	260	—	(1)	259

Residential mortgage-backed securities	237,513	—	237,513	4,322	(354)	241,481

	$268,489	$(3,088)	$265,401	$4,782	$(5,741)	$264,442

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

	June 30, 2009
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$2,632	$—	$2,632	$43	$(4)	$2,671
Municipal bonds	14,356	—	14,356	163	(218)	14,301
Trust preferred securities	12,276	(397)	11,879	—	(5,828)	6,051

	29,264	(397)	28,867	206	(6,050)	23,023

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	(5)	2
Other Investments	253	—	253	—	—	253

	268	(8)	260	—	(5)	255

Residential mortgage-backed securities	196,704	—	196,704	3,827	(899)	199,632

	$226,236	$(405)	$225,831	$4,033	$(6,954)	$222,910

        Management has a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, monitoring the rating of the security, and projecting cash flows. Management also determines if it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

        The following tables present the age of gross unrealized losses and fair value by investment category.

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
Municipal bonds	$863	$(2)	$1,768	$(29)	$2,631	$(31)
Trust preferred securities	—	—	3,902	(5,355)	3,902	(5,355)

	863	(2)	5,670	(5,384)	6,533	(5,386)

Federal Ag Mortgage	9	(1)	—	—	9	(1)

Residential mortgage-backed securities	67,361	(347)	374	(7)	67,735	(354)

	$68,233	$(350)	$6,044	$(5,391)	$74,277	$(5,741)

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
U.S. government agencies	$1,507	$(4)	$—	$—	$1,507	$(4)
Municipal bonds	3,864	(56)	1,900	(162)	5,764	(218)
Trust preferred securities	—	—	6,051	(5,828)	6,051	(5,828)

	5,371	(60)	7,951	(5,990)	13,322	(6,050)

Federal Ag Mortgage	2	(5)	—	—	2	(5)

Residential mortgage-backed securities	41,499	(346)	26,249	(553)	67,748	(899)

	$46,872	$(411)	$34,200	$(6,543)	$81,072	$(6,954)

        The unrealized losses reported for municipal bonds relate to 16 municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of June 30, 2010, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

        The unrealized losses reported for residential mortgage-backed securities relate to 32 securities issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of June 30, 2010, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

        The unrealized losses reported for trust preferred securities are attributable to six rated pooled securities. Rating downgrades regarding these investments have occurred placing each in a below investment grade rating. The securities have an amortized cost of $1,908 rated Caa3, $2,341 rated Caa1, and $5,008 rated Ca. The market for these securities is currently inactive. The CUSIPs of the trust preferred securities are 74042TAE1 rated Caa3, 740417AB6 and 74042CAE8 rated Caa1, and 74041EAC9, 74041RAB2 and 55312HAE9 rated Ca. The Company performed assessments of available information for each security during fiscal year 2010, and also considered factors such as overall deal structure and its position within the structure, quality of underlying issuers within each pool, defaults and recoveries, loss severities and prepayments. Based upon scenarios developed in regard to this information, management compared the present value of best estimates of cash flows expected to be collected from each security at the security's effective interest rate to the amortized cost basis of each security. Management determined that four trust preferred securities exhibited an other-than-temporary impairment. The difference between the present value of cash flows and the amortized cost basis for each of the four securities was recorded as credit loss impairment and recognized in earnings in the amount of $2,683. The amortized cost basis of the four securities was reduced by the amount of credit loss. The amount of recognized losses due to amounts in other comprehensive income was $460, thus reducing the overall credit impairment losses related to these securities to $2,223. The unrealized losses on these trust preferred securities can primarily be attributed to changes in credit spreads since the securities were acquired. See Note 18 "Financial Instruments" for additional information related to the determination of fair value. The Company does not have the intent to sell these six securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value. Within this segment, five securities with amortized cost of $7,424 are quarterly variable-rate securities tied to 3-month LIBOR.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

        The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to earnings:

Year Ended June 30, 2010
Beginning balance of credit losses on securities held as of July 1, 2009 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$405
Credit losses for which an other-than-temporary impairment was not previously recognized	71
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	2,612

Ending balance of credit losses on securities held as of June 30, 2010 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$3,088

(1)
Includes $8 of other-than-temporary impairment related to Fannie Mae common stock

        The amortized cost and fair value of debt securities as of June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$480	$480
Due after one year through five years	10,035	10,266
Due after five years through ten years	5,204	5,412
Due after ten years	11,909	6,544

	27,628	22,702
Residential mortgage-backed securities	237,513	241,481

	$265,141	$264,183

        Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

        Proceeds from the sale of securities available for sale in fiscal 2010 were $60,961 and resulted in gross gains and gross losses of $1,969 and $116, respectively. Proceeds from the sale of securities available for sale in fiscal 2009 were $57,246 and resulted in gross gains and gross losses of $952 and $48, respectively. Proceeds from the sale of securities available for sale in fiscal 2008 were $5,511 and resulted in gross gains of $3.

        At June 30, 2010, and 2009, securities with a fair value of $245,341 and $209,114, respectively, were pledged as collateral for public deposits, borrowing and other purposes.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE

        Loans and leases receivable at June 30, 2010, and 2009, consist of the following:

	2010	2009
Loans secured by real estate
Residential
One-to-four family	$72,853	$85,349
Multi-family	50,538	49,054
Commercial	227,874	221,246
Agriculture	118,956	102,676
Construction	32,743	12,827
Business, consumer and other
Commercial business	104,576	116,231
Automobile	23,420	36,359
Junior liens on real estate	97,031	91,570
Agriculture	154,860	134,331
Equipment financing leases	10,549	15,880
Other loans	9,066	8,367
Loans on savings accounts	1,438	1,645

	903,904	875,535
Add (less)
Undisbursed portion of loans in process	(30,973)	(23,791)
Deferred loan fees and unamortized discounts and premiums, net	(652)	(462)
Allowance for loan and lease losses	(9,575)	(8,470)

	$862,704	$842,812

        Loans held for sale totaling $25,287 at June 30, 2010, consist of $20,394 of one-to-four family fixed-rate loans and $4,893 of student loans. Loans held for sale totaling $14,881 at June 30, 2009, consist of $8,888 of one-to-four family fixed-rate loans and $5,993 of student loans.

        Activity in the allowance for loan losses included in continuing operations is summarized as follows for the fiscal years ended June 30:

	2010	2009	2008
Balance, beginning	$8,470	$5,933	$5,872
Provision charged to income	2,950	1,679	1,994
Charge-offs	(2,009)	(1,569)	(2,245)
Recoveries	164	2,427	312

Balance, ending	$9,575	$8,470	$5,933

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

        The following is a summary of information pertaining to impaired loans and nonaccrual loans as of and for the fiscal years ended June 30, 2010, 2009, and 2008:

	2010	2009	2008
Impaired loans without a valuation allowance	$7,261	$7,927	$514
Impaired loans with a valuation allowance	1,560	700	316

Total impaired loans	$8,821	$8,627	$830

Valuation allowance related to impaired loans	$325	$203	$130

Nonaccruing loans and leases	$6,036	$9,381	$2,324
Accruing loans and leases delinquent more than 90 days	2,196	2,092	781
Average investment in impaired loans	8,264	2,902	885
Interest income recognized on impaired loans	22	11	17

        No additional funds are committed to be advanced in connection with impaired loans.

        The Company has granted loans to directors, executive officers or related interests in the normal course of business. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. The aggregate amount of loans to such related parties was approximately $2,877 and $3,651 at June 30, 2010, and 2009.

NOTE 4—LOAN SERVICING

        Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $1,138,793 and $1,046,600, at June 30, 2010, and 2009, respectively.

        Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were approximately $10,388 and $10,911, at June 30, 2010, and 2009, respectively.

        The carrying values of mortgage rights were $12,733 and $11,768, at June 30, 2010, and 2009, respectively. The fair values of these rights were $17,022 and $15,055, at June 30, 2010, and 2009, respectively. The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 9% and 10% at June 30, 2010, and 2009, respectively. During fiscal years 2010 and 2009, servicing rights approximating $2,477 and $1,920, respectively, were capitalized. The Company recognized expense for amortization of the cost of servicing rights in the amount of $1,512, $1,341 and $1,317 for the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

        No valuation allowances were provided for servicing rights capitalized during the fiscal years ended June 30, 2010, and 2009.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

	2010	2009
Land	$2,345	$2,136
Buildings and improvements	18,588	20,249
Leasehold improvements	2,750	2,408
Furniture, fixtures, equipment and automobile	19,140	18,134

	42,823	42,927
Less accumulated depreciation and amortization	(27,850)	(26,010)

	$14,973	$16,917

        The Company leases numerous telephone and office equipment, which require minimum rentals totaling $84 through May 2013. The Company incurred rent expense of $973, $858 and $791, for fiscal years 2010, 2009 and 2008, respectively. In addition, the Company has leased property under various operating lease agreements, which expire at various times. The total rental commitments at June 30, 2010, under the leases are as follows:

2011	$632
2012	382
2013	285
2014	277
2015	277
Thereafter	1,839

$3,692

NOTE 6—DEPOSITS

        Deposits at June 30, 2010, and 2009 consist of the following:

	2010	2009
Noninterest bearing checking accounts	$117,139	$94,067
Interest bearing accounts	100,231	94,846
Money market accounts	189,821	145,214
Savings accounts	83,136	81,417
In-market certificates of deposit	401,033	401,291
Out-of-market certificates of deposit	22,904	21,033

	$914,264	$837,868

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 6—DEPOSITS (Continued)

        Scheduled maturities of certificates of deposit are as follows:

Maturing in fiscal year:
2011	$227,772
2012	155,354
2013	21,744
2014	9,982
2015	9,079
Thereafter	6

$423,937

        Under the Dodd-Frank Act, non-IRA deposit accounts are permanently insured up to $250 by the Deposit Insurance Fund (DIF) under management of the Federal Deposit Insurance Corporation (FDIC). Previous to the legislation in 2010, the coverage of $250 was temporary until December 2013. IRA deposit accounts are permanently insured up to $250 by the DIF under management of the FDIC. The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $212,270 and $214,930 at June 30, 2010, and 2009, respectively. Deposits at June 30, 2010, and 2009 include $89,408 and $78,087, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

        The Company has deposits from directors, executive officers or related interests in the normal course of business. These deposits are substantially at the same terms and rates for comparable transactions with other unrelated customers. The aggregate amount of deposits from such related parties was approximately $624 and $713 at June 30, 2010, and 2009.

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

        Advances from the Federal Home Loan Bank of Des Moines (FHLB) and other borrowings at June 30, 2010, and 2009, are summarized as follows:

	2010	2009
Overnight federal funds purchased (with a rate of 0.30%)	$21,405	$26,495
Fixed-rate advances (with rates ranging from 2.02% to 4.68%)	169,100	180,655
Other borrowings(1)(2)	214	5,719

	$190,719	$212,869

(1)
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $6,000 with no funds advanced at June 30, 2010. The Company had a line of credit for $6,000 with First Tennessee Bank, NA with outstanding advances of $5,500 at June 30, 2009. The Company's has pledged 100% of bank stock as collateral for the United Bankers' Bank line of credit.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (Continued)

(2)
The Bank is a participating lender in the South Dakota Housing Development Authority program for flood victims in the north-eastern part of the state of South Dakota, as of May 2007. The money is provided to the Bank at a zero percent interest rate to be used in making loans to such flood victims. This is a revolving line of credit, in which the participating lender may borrow, prepay and re-borrow for a term of 10 years. The outstanding balances at June 30, 2010, and 2009 were $214 and $219, respectively.

        Aggregate maturities of advances from FHLB and other borrowings, computed based upon contractual maturity date, are as follows:

Maturing in fiscal year:
2011(1)	$46,405
2012	10,000
2013	42,500
2014	23,600
2015	14,500
Thereafter	53,714

$190,719

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

        Advances with the FHLB are secured by stock in the FHLB, which is comprised of membership stock and activity-based stock. The membership stock requirement is based as a percentage of total assets as of the preceding December 31. At June 30, 2010, and 2009, the Bank held $1,407 and $1,407, respectively, in membership stock. The activity-based stock requirement is based on 4.45% of advances outstanding. At June 30, 2010, and 2009, the Bank held $8,927 and $11,069, respectively, in activity-based stock.

        In addition, advances with the FHLB are secured by one-to-four family first mortgage loans, multi-family first mortgage loans and investment securities. In order to provide additional borrowing collateral, commercial real estate first mortgage loans, agricultural real estate first mortgage loans, home equity line of credit loans and home equity second mortgage loans have also been pledged with the FHLB. At June 30, 2010, the Bank had total collateral with the FHLB of $239,671 of which $49,166 was available for additional borrowing. At June 30, 2009, the Bank had total collateral with FHLB of $217,820 of which $10,670 was available for additional borrowing.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (Continued)

        Advances with the Federal Reserve Bank are secured by commercial business loans. At June 30, 2010, the Bank had total collateral with the Federal Reserve Bank of $60,766 of which $60,766 was available for borrowing.

        The Bank currently has a $15,000 unsecured line of federal funds with First Tennessee Bank, NA, which did not have activity or an outstanding balance at June 30, 2010 and 2009.

        The Bank currently has a $10,000 unsecured line of federal funds with Zions Bank, which did not have activity or an outstanding balance at June 30, 2010.

        On September 30, 2009, the Company entered into a Loan Agreement (the "Loan Agreement") with United Bankers' Bank (the "Lender") in order to refinance its outstanding borrowings of $5,966 under its line of credit with First Tennessee Bank, NA that matured. Under the Loan Agreement, the Lender committed to lend to the Company an aggregate principal amount not to exceed $6,000. On November 25, 2009, the Company repaid its outstanding borrowings of $6,044 (principal plus accrued interest) under the Loan Agreement. The loan is evidenced by a promissory note, accrues interest at the United Bankers' Bank Rate with a minimum interest rate of 4.75% per annum, and the principal balance (plus any accrued and unpaid interest) is due and payable in full on October 1, 2010. There was no additional activity or an outstanding balance at June 30, 2010.

NOTE 8—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

        On July 11, 2002, the Company issued 5,000 shares totaling $5,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Trust II. Trust II was established and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole asset of Trust II. The securities provide for cumulative cash distributions calculated at a rate based on three- month LIBOR plus 3.65% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond October 7, 2032. The capital securities were scheduled for redemption on October 7, 2032; however on July 7, 2007, the Company exercised its option to redeem the 5,000 shares totaling $5,000 of Trust II. Proceeds from Trust VI were used to fund this redemption.

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

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

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

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

        During the first quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $5,000 notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%. This rate swap is designated as a cash flow hedge. The fair value of the derivative was an unrealized loss of $514 and $494 at June 30, 2010, and 2009, respectively. During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement and will replace the existing swap agreement for the variable-rate Trust Preferred VI security upon the existing swap's maturity. The $5,000 notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.95%, effective October 1, 2012. The fair value of the derivative was an unrealized loss of $234 at June 30, 2010.

        During the fourth quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $7,000 notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 6.19%. This rate swap is designated as a cash flow hedge. The fair value of the derivative was an unrealized loss of $138 and $235 at June 30, 2010, and 2009, respectively. During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement and will replace the existing swap agreement for the variable-rate Trust Preferred IV security upon the existing swap's maturity. The $7,000 notional amount fixed-rate instrument has a term of three years at a fixed rate of 5.93%, effective January 8, 2011. The fair value of the derivative was an unrealized loss of $243 at June 30, 2010.

        During the first quarter of fiscal 2009, the Company entered into an interest rate swap agreement with a $3,000 notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%. The Company also entered into an interest rate swap agreement with a $2,000 notional amount to convert the remaining portion of variable-rate Trust Preferred III security into a fixed rate instrument for a term of four years at a fixed rate of 6.91%. The fair value of the $3,000 notional derivative was an unrealized loss of $121 and $129 at June 30, 2010, and 2009, respectively. The fair value of the $2,000 notional derivative was an unrealized loss of $131 and $94 at June 30, 2010, and 2009, respectively. During the fourth quarter of fiscal 2010, the Company entered into two forward-starting interest rate swap agreements and will replace the existing swap agreements for the variable-rate Trust Preferred III security upon the existing swaps' maturity. The $3,000 notional amount fixed-rate instrument has a term of four years at a fixed rate of 6.58%, effective October 7, 2011. The $2,000 notional amount fixed-rate instrument has a term of two years at a fixed rate of 6.58%, effective October 9, 2012. The fair values of the $3,000 and $2,000 notional amount derivatives were unrealized losses of $82 and $23, respectively, at June 30, 2010.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 9—INTEREST RATE CONTRACTS (Continued)

        During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement with a $10,000 notional amount to convert the variable-rate Trust Preferred V security into a fixed-rate instrument. The $10,000 notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.68%, effective December 1, 2011. The fair value of the derivative was an unrealized loss of $471 at June 30, 2010.

        During the fourth quarter of fiscal 2010, the Bank entered into five forward-starting interest rate swap agreements with notional amounts totaling $35,000 to convert the variable-rate attributes of deposits into fixed-rate instruments. The $3,000 notional amount fixed-rate instrument has a term of four years at a fixed rate of 2.20%, effective November 18, 2010. The $7,000 notional amount fixed-rate instrument has a term of 30 months at a fixed rate of 2.09%, effective March 7, 2011. The $10,000 notional amount fixed-rate instrument has a term of 42 months at a fixed rate of 2.44%, effective May 10, 2011. The $10,000 notional amount fixed-rate instrument has a term of three years at a fixed rate of 2.56%, effective April 21, 2011. The $5,000 notional amount fixed-rate instrument has a term of three years at a fixed rate of 2.30%, effective January 21, 2011. The fair values of the $3,000, $7,000, $10,000, $10,000 and $5,000 notional amount derivatives were unrealized losses of $84, $163, $271, $329 and $153, respectively, at June 30, 2010.

        No gain or loss was recognized in earnings for the fiscal years 2010 and 2009 related to interest rate swaps. No deferred net losses on interest rate swaps in other comprehensive loss as of June 30, 2010, are expected to be reclassified into earnings during the next twelve months. See Note 17 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive income.

        The Company posted $1,944 in cash and $858 in securities under collateral arrangements as of June 30, 2010, to satisfy collateral requirements associated with our interest rate swap contracts.

        The following table summarizes the derivative financial instruments utilized as of June 30, 2010:

			Estimated Fair Value
		Notional Amount
Cash flow hedge	Balance Sheet Location		Gain	Loss
Interest rate swap contracts	Other assets	$44,000	$—	$(1,957)
Interest rate swap contracts	Accrued expenses and other liabilities	35,000	—	(1,000)

		$79,000	$—	$(2,957)

        The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of June 30, 2010:

				Weighted Average Rate
	Notional Value	Average Maturity (years)	Fair Value
Liability conversion swaps				Receive	Pay
Interest rate swap contracts	$79,000	3.1	$(2,957)	3.04%	4.48%

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 10—INCOME TAX MATTERS

        The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Bank is allowed bad debt deductions based on actual charge-offs.

        The consolidated provision for income taxes from continuing operations consists of the following for the years ended June 30:

	2010	2009	2008
Current
Federal	$2,984	$3,560	$2,163
State	602	650	592
Deferred expense	(630)	(340)	11

	$2,956	$3,870	$2,766

        Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in tax expense are as follows:

	2010	2009	2008
Computed "expected" tax expense	$3,045	$4,090	$3,013
Increase (decrease) in income taxes resulting from
Tax exempt income	(408)	(439)	(385)
State taxes, net of federal benefit	470	482	369
Increase in cash surrender value of life insurance	(193)	(190)	(186)
Stock options	—	(13)	8
Benefit of income taxed at lower rates	(69)	(92)	(64)
Change in valuation allowance	—	(1)	—
Other, net	111	33	11

	$2,956	$3,870	$2,766

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 10—INCOME TAX MATTERS (Continued)

        The components of the net deferred tax asset as of June 30, 2010, and 2009 are as follows:

	2010	2009
Deferred tax assets
Allowance for loan and lease losses	$3,439	$3,026
Cash flow hedges	1,005	324
Accrued expenses	437	434
Net unrealized loss on securities available for sale	364	1,110
Pension cost	441	1,177
Other	544	352

	6,230	6,423
Less valuation allowance	—	—

	6,230	6,423

Deferred tax liabilities
Defined benefit pension plan	645	775
Property and equipment	506	601
Mortgage servicing rights	817	669
Other assets	357	344
Other	113	71

	2,438	2,460

	$3,792	$3,963

        Retained earnings at June 30, 2010, and 2009, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.

        The Company had no unrecognized tax benefits as of June 30, 2010 and 2009. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2010 and 2009, and had no accrued interest and penalties on the balance sheet as of June 30, 2010 and 2009. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of June 30, 2010, and 2009, that the Bank meets all capital adequacy requirements to which it is subject.

        As of June 30, 2010, the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have unfavorably changed the Bank's category.

        The following table summarizes the Bank's compliance with its regulatory capital requirements at June 30, 2010, and 2009:

	Actual		Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2010
Tier I (core) capital (to adjusted total assets)	$108,428	8.69%	$49,907	4.00%	$62,384	5.00%
Total risk-based capital (to risk-weighted assets)	117,406	11.68%	80,402	8.00%	100,503	10.00%
Tangible capital (to tangible assets)	108,428	8.69%	18,715	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	108,428	10.79%	N/A	N/A	60,302	6.00%
As of June 30, 2009
Tier I (core) capital (to adjusted total assets)	$99,067	8.45%	$46,910	4.00%	$58,638	5.00%
Total risk-based capital (to risk-weighted assets)	107,252	11.05%	77,666	8.00%	97,083	10.00%
Tangible capital (to tangible assets)	99,067	8.45%	17,591	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	99,067	10.20%	N/A	N/A	58,250	6.00%

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 12—STOCKHOLDERS' EQUITY

        During the second quarter of fiscal 2010, the Company issued 2.875 million shares of its common stock at a public offering price of $8.00 per share, for gross proceeds of $23,000. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses totaled approximately $20,667. Per share earnings calculations were based on a diluted weighted average shares outstanding of 5.77 million shares versus 4.03 million and 4.02 million shares in the comparable periods in fiscal 2009 and fiscal 2008, respectively.

        The Company previously had in effect a publicly announced stock buy-back program in which up to 10% of the common stock of the Company outstanding on a stated date could be acquired within a year. In conjunction with the Company's participation in the CPP in November 2008, the Company's Board of Directors terminated the stock buy-back program. Pursuant to a series of stock buy-back programs initiated by the Company since 1996, the Company has purchased an aggregate of 2.08 million shares of common stock through June 30, 2010.

        The Company has authorized 50,000 shares of Preferred Stock, designated as "Series A Junior Participating Preferred Stock" with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance.

        Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would reduce below (i) the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992, who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991, or (ii) the Bank's regulatory capital requirements. Capital distributions are limited to the greater of 100% of net income for the year to date plus 50% of the amount of which the lesser of the institution's tangible core or risk-based capital exceeds its capital requirement for such capital commitment, as measured at the beginning of the calendar year or up to 75% of net income over the most recent four quarter period. Subsequent to June 30, 2010, the Bank will provide written notification to the OTS of its intention to pay dividends for each quarter in the year ending June 30, 2011, to the Company, while maintaining its capital requirements.

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 12—STOCKHOLDERS' EQUITY (Continued)

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

        On July 21, 2010, the Board of Directors declared a $0.1125 per share dividend payable on August 13, 2010, to shareholders of record as of August 6, 2010. This cash dividend has not been reflected in the consolidated financial statements.

NOTE 13—EARNINGS PER SHARE

        A reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended June 30, 2010, 2009, and 2008, follow:

	2010	2009	2008
Net income	$5,745	$7,816	$5,843
Preferred stock dividends and accretion	—	1,316	—

Net income available to common shareholders	$5,745	$6,500	$5,843

Basic EPS:
Weighted average number of common shares outstanding	5,768,095	4,006,820	3,969,988
Earnings per common share	$1.00	$1.62	$1.47
Diluted EPS:
Weighted average number of common shares outstanding	5,768,095	4,006,820	3,969,988
Common share equivalents—stock options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	4,699	20,683	53,486

Weighted average number of common shares and common share equivalents	5,772,794	4,027,503	4,023,474

Earnings per common share	$1.00	$1.61	$1.45

        Options and SARs outstanding of approximately 280,100 shares of common stock at a weighted average share price of $14.11 during the fiscal year ended June 30, 2010, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Options outstanding of approximately 170,000 shares of common stock at a weighted average share price of $15.23 during the fiscal year ended June 30, 2009, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Options outstanding of approximately 16,100 shares of common stock at a weighted average share price of $17.27 during the fiscal year ended June 30, 2008, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

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

        Information relative to the components of net periodic benefit cost measured as of June 30, 2010, and June 30, 2009, for the Company's defined benefit plan is presented below.

	2010	2009
Changes in benefit obligations
Benefit obligations, beginning	$7,836	$6,294
Service cost	567	474
Interest cost	574	480
Benefits paid	(307)	(191)
Assumption changes	(905)	887
Actuarial (gain) loss	(494)	(108)

Benefit obligations, ending	$7,271	$7,836

Changes in plan assets
Fair value of plan assets, beginning	$7,191	$5,504
Actual return (loss) on plan assets	911	(472)
Company contributions	425	2,350
Benefits paid	(306)	(191)

Fair value of plan assets, ending	$8,221	$7,191

Funded status at end of year	$950	$(645)

Amounts recognized in accumulated other comprehensive loss consists of net loss	$1,160	$3,097

Accumulated benefit obligation	$6,206	$5,469

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        The components of net periodic benefit cost for the fiscal years ended June 30 consist of the following:

	2010	2009	2008
Net periodic benefit cost
Service cost	$567	$474	$447
Interest cost	574	480	437
Expected return on plan assets	(555)	(532)	(487)
Amortization of net loss	182	62	—

Net periodic benefit cost	768	484	397
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) / loss	(1,937)	1,783	1,218
Amortization of net loss	—	(62)	—

Total recognized in other comprehensive loss	(1,937)	1,721	1,218

Total recognized in net periodic benefit cost and other comprehensive loss	$(1,169)	$2,205	$1,615

        The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $94.

        The weighted-average assumptions used to determine benefit obligations at June 30 are as follows:

	2010	2009
Discount rate—pre-retirement	7.50%	7.50%
Discount rate—post-retirement	4.62%	3.59%
Rate of compensation increase	4.00%	4.00%

        The weighted-average assumptions used to determine net periodic benefit cost for fiscal years ended June 30 are as follows:

	2010	2009	2008
Discount rate—pre-retirement	7.50%	7.50%	7.50%
Discount rate—post-retirement	4.62%	3.59%	4.82%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%

        The overall expected long-term rate of return on assets is based on economic forecasts and projected asset allocation.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        The Company's pension plan weighted-average asset allocations by asset category are as follows:

	2010
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$4,400	$(13)	53.5%	55.0	%(1)
Fixed	2,870	214	34.9%	30.0	%(2)
Other	587	9	7.2%	10.0	%(3)
Cash and cash equivalents	363	—	4.4%	5.0	%(2)

Total pension plan assets	$8,220	$210	100.0%	100.0%

(1)
includes a plus/minus range of 10.0%

(2)
includes a plus/minus range of 5.0% and includes cash and cash equivalents

(3)
maximum allowed of 10.0%

	2009
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$4,046	$113	56.3%	55.0	%(1)
Fixed	2,326	98	32.3%	30.0	%(2)
Other	557	(17)	7.8%	10.0	%(3)
Cash and cash equivalents	262	—	3.6%	5.0	%(2)

Total pension plan assets	$7,191	$194	100.0%	100.0%

(1)
includes a plus/minus range of 10.0%

(2)
includes a plus/minus range of 5.0% and includes cash and cash equivalents

(3)
maximum allowed of 10.0%

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        The fair value of the Company's pension plan assets at June 30, 2010, by asset category are as follows:

Asset Category	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Cash	$363	$—	$—	$363
Equity securities
Domestic large-cap	2,555	—	—	2,555
Domestic small/mid-cap	628	—	—	628
International large-cap	896	—	—	896
Emerging markets	321	—	—	321
Fixed income securities
Corporate bonds	2,094	—	—	2,094
Mortgage-backed securities	776	—	—	776
Other types of investments
Alternative assets	587	—	—	587

Total assets	$8,220	$—	$—	$8,220

        The objective of the pension plan investment policy for equities is to pursue a growth strategy that results in capital appreciation. The objective of the pension plan investment policy for fixed rate instruments and cash equivalents is to ensure safety of principal and interest.

        The Company expects to contribute $455 to its pension plan in fiscal 2011. The minimum required contribution is $0.

        Estimated Future Benefit Payments: The following benefit payments which reflect expected future service, as appropriate, are expected to be paid during the years ended June 30:

2011	$373
2012	740
2013	337
2014	769
2015	618
Years 2016 - 2020	4,376

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 15—RETIREMENT SAVINGS PLAN

        The Company has a retirement savings plan covering all employees of the Company who have attained age 21 and completed one expected year of service during which they worked at least 1,000 hours. The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to IRS Code Section 401(k) and regulations issued there under. The plan allows voluntary contributions by eligible employees, and also allows discretionary contributions by the Company as determined annually by the Board of Directors. The total compensation cost charged to expense related to the plan was $311, $282 and $335 for 2010, 2009 and 2008, respectively.

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

        The Company has a long-term incentive plan, which provides for the grant of nonvested stock awards and for stock appreciation rights ("SARs") settled in stock under the 2002 Option Plan if the Company achieves certain performance levels. For fiscal years 2009 and 2008, the Company met a performance level in the plan and, accordingly, for fiscal 2010 no nonvested stock or SARs will be issued in fiscal 2011. During fiscal years 2010 and 2009, 16,232 and 6,584 shares, respectively of nonvested stock were issued and 115,747 and 47,051 SARs were issued in fiscal 2010 and 2009 respectively, under the 2002 Option Plan. The nonvested shares and SARs vest 25% in each of the first through fourth anniversaries of the date of grant. The issuance value of the nonvested shares was $203 and $97 for fiscal years 2010 and 2009, respectively, and is being amortized over the vesting period of four years with the unamortized balance included in additional paid in capital in the consolidated statements of financial condition. During fiscal years 2010, 2009 and 2008, $331, $336 and $391, respectively, were recorded as amortization expense. The issuance value of the 2010 and 2009 SARs was $203 and $97 and each issuance is being amortized over the vesting period of four years. During fiscal years 2010, 2009 and 2008, $77, $38 and $30, respectively, were recorded as amortization expense.

        In connection with the failure to meet the performance level of the long-term incentive plan, no shares of nonvested stock or SARs will be issued in fiscal 2011 under the plan.

        During fiscal 2004, the Company created a pool of 12,100 nonvested shares for grants under the 2002 Option Plan (2002 Pool). The key provisions of the 2002 Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination. During fiscal years 2010 and 2009, 2,204 and 2,507 nonvested shares, respectively, were awarded under the Pool. The issuance value of these nonvested shares was $28 and $37 in 2010 and 2009, respectively, and is being amortized over their vesting periods with the unamortized balance

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

included in additional paid in capital in the consolidated balance sheet. During fiscal years 2010, 2009, and 2008, $40, $38 and $28, respectively, were recorded as amortization expense.

        In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock are made to outside directors of the Company. Each outside director is entitled to all voting, dividend and distribution rights during the vesting period. During fiscal years 2010 and 2009, shares of nonvested stock awarded were 19,626 and 14,511, respectively. The nonvested shares vest on the first anniversary of the date of grant. During fiscal years 2010, 2009, and 2008, amortization expenses recorded was $141, $177 and $138, respectively.

        The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option pricing model. The following assumptions were used for grants in fiscal years 2010, 2009, and 2008:

	2010	2009	2008
Expected volatility	22.00%	19.00%	22.00%
Expected dividend yield	3.61%	3.06%	2.61%
Risk-free interest rate	2.35%	2.87%	3.94%
Expected term (in years)	5	5	4

        Stock option activity for the fiscal year ended June 30, are as follows:

	2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	139,919	$12.89
Granted	—	—
Forfeited	—	—
Exercised	(6,679)	7.75

Ending Balance	133,240	$13.15	3.16	$4

Vested and exercisable at June 30	133,240	$13.15	3.16	$4

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

        Stock appreciation rights activity for the fiscal year ended June 30, are as follows:

	2010
	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	87,650	$15.35
Granted	115,747	12.48
Forfeited	(5,261)	14.29
Exercised	—	—

Ending Balance	198,136	$13.70	8.50	$—

Vested and exercisable at June 30	35,463	$15.62	7.19	$—

        The Company applied a forfeiture rate of 14.00% when calculating the amount of options and stock appreciation rights expected to vest at June 30, 2010. This rate is based upon historical activity and will be revised if necessary in subsequent periods if actual forfeitures differ from these estimates. The weighted-average grant date fair value of stock appreciation rights granted during the fiscal years 2010, 2009, and 2008 was $1.75, $2.06 and $2.84. The total intrinsic value of options exercised during the fiscal years 2010, 2009, and 2008, was $18, $188 and $155, respectively. During fiscal years 2010, 2009, and 2008, $77, $38 and $53, respectively, were recorded as amortization expense. As of June 30, 2010, there was $252 of total unrecognized compensation cost related to nonvested SARs awards. The cost is expected to be recognized over a weighted-average period of 26 months for SARs awards. Cash received from the exercise of options and SARs for the fiscal years 2010, 2009, and 2008, was $7, $526 and $432, respectively. The tax benefit realized for the tax deductions from cashless option exercises totaled $6, $1 and $7 for the fiscal years 2010, 2009, and 2008, respectively. The company generally uses treasury shares to satisfy stock option exercises.

        Nonvested share activity for the fiscal years ended June 30 follows:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	90,708	$15.81	121,746	$16.57	144,711	$16.11
Granted	38,062	10.80	23,602	13.33	19,165	16.62
Vested	(55,909)	15.31	(53,089)	16.42	(31,236)	14.51
Forfeited	(3,386)	11.30	(1,551)	16.70	(10,894)	16.44

Nonvested Balance, ending	69,475	$13.68	90,708	$15.81	121,746	$16.57

        Pretax compensation expense recognized for nonvested shares for the fiscal years 2010, 2009, and 2008, was $455, $373 and $419, respectively. The tax benefit for the fiscal years 2010, 2009, and 2008

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

was $173, $142 and $159, respectively. As of June 30, 2010, there was $378 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 19 months. The total fair value of shares vested during the fiscal years 2010, 2009, and 2008 was $675, $698 and $350, respectively.

        In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock are made to outside directors of the Company. Each outside director is entitled to all voting, dividend and distribution rights during the vesting period. Pretax compensation expense recognized for nonvested shares for the fiscal years 2010, 2009, and 2008, was $141, $172 and $92, respectively. The tax benefit for the fiscal years 2010, 2009, and 2008 was $54, $65 and $35, respectively. As of June 30, 2010, there was $80 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 6 months. The total fair value of shares vested during the fiscal years 2010, 2009, and 2008 was $181, $174 and $103, respectively.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss as of June 30, are as follows:

	2010	2009	2008
Net income	$5,745	$7,816	$5,843

Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized losses for which a portion of an other-than-temporary impairment has been recognized in earnings	(2,222)	(3,905)	—
Change in unrealized gains (losses) on other securities	3,356	4,819	(1,069)
Reclassification adjustment:
Net impairment credit loss recognized in earnings	2,682	405	—
Security (gains) recognized in earnings	(1,853)	(904)	(3)
Income tax (expense) benefit	(746)	(158)	408

Other comprehensive income (loss) on securities available for sale	1,217	257	(664)

Defined benefit plan:
Net unrealized gain (loss)	1,937	(1,721)	(1,218)
Income tax (expense) benefit	(736)	654	463

Other comprehensive income (loss) on defined benefit plan	1,201	(1,067)	(755)

Cash flow hedging activities-interest rate swap contracts:
Net unrealized (losses)	(2,005)	(831)	(121)
Income tax benefit	681	283	41

Other comprehensive (loss) on cash flow hedging activities-interest rate swap contracts	(1,324)	(548)	(80)

Total other comprehensive income (loss)	1,094	(1,358)	(1,499)

Comprehensive income	$6,839	$6,458	$4,344

        Cumulative other comprehensive (loss) balances were:

	2010	2009	2008
Unrealized loss on securities available for sale net of related tax effect of $364, $1,110 and $1,268	$(594)	$(1,811)	$(2,068)
Unrealized loss on defined benefit plan net of related tax effect of $441, $1,177 and $523	(719)	(1,920)	(853)
Unrealized loss on cash flow hedging activities net of related tax effect of $1,005, $324 and $41	(1,952)	(628)	(80)

	$(3,265)	$(4,359)	$(3,001)

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

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

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

  are estimated using a discounted cash flow calculation that applies interest rates currently being offered on a comparably termed wholesale funding alternative (i.e., FHLB borrowings).

  Interest rate swap contracts on deposits—Valuations of interest rate swap contracts are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, option volatility and option skew.

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

        Estimated fair values of the Company's financial instruments are as follows at June 30:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$20,805	$20,805	$18,511	$18,511
Securities	264,442	264,442	222,910	222,910
Federal Home Loan Bank stock	10,334	10,334	12,476	12,476
Loans and leases	887,991	893,282	857,693	863,453
Accrued interest receivable	8,785	8,785	7,598	7,598
Mortgage servicing rights	12,733	17,022	11,768	15,055
Interest rate swap contracts	(1,957)	(1,957)	(952)	(952)
Financial liabilities
Deposits	914,264	921,410	837,868	844,243
Interest rate swap contracts on deposits	1,000	1,000	—	—
Borrowed funds	190,719	199,323	212,869	219,249
Subordinated debentures payable to trusts	27,837	16,344	27,837	9,990
Accrued interest payable and advances by borrowers for taxes and insurance	15,205	15,205	17,421	17,421

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurement

        Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements(ASC topic 820). In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company applied the provisions of this statement to non-financial assets and liabilities effective July 1, 2009 and it did not have a material impact on the Company's consolidated financial condition, results of operations or cash flow. The Company early adopted FASB Staff Position 157-4, dated April 9, 2009, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, during the third quarter of Fiscal 2009 which amended FASB Staff Position 157-3, dated October 10, 2008, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. SFAS 157 defines fair value and establishes a consistent framework for measuring fair value under GAAP and expands disclosure requirements for fair value measurements. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The standard describes three levels of inputs that may be used to measure fair value:

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

        The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at June 30, 2010:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$4,576	$—	$4,576
Municipal bonds	—	14,224	—	14,224
Trust preferred securities	—	—	3,902	3,902
Equity securities:
Federal Ag Mortgage	6	—	—	6
Other investments	—	253	—	253
Residential mortgage-backed securities	—	241,481	—	241,481

Securities available for sale	6	260,534	3,902	264,442
Interest rate swaps	—	(1,957)	—	(1,957)

Total assets	6	258,577	3,902	262,485

Interest rate swaps on deposits	—	1,000	—	1,000

Total liabilities	$—	$1,000	$—	$1,000

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

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

  4.
  The best estimates of expected cash flows were discounted to calculate the present value of the security. Management considered a range of discount rates based upon three factors: (1) a risk-free rate based on the rate of return on government debt securities, (2) the credit spread for BBB Bank Corporate Debt Index, and (3) a liquidity or "risk premium".

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

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

        The following table reconciles the beginning and ending balances of the assets or liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs for the fiscal years ended June 30:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

	Securities Available for Sale
	2010	2009
Beginning balance	$6,051	$—
Total realized/unrealized gains (losses)
Included in earnings	(2,683)	(397)
Included in other comprehensive loss	470	(2,956)
Purchases, issuances, (paydowns) and (sales)	64	(94)
Transfers into or (out) of Level 3	—	9,498

Ending balance	$3,902	$6,051

        The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2010:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2010 Incurred Losses
Loans held for sale	$—	$25,287	$—	$—
Impaired loans	—	6,496	2,000	—
Mortgage servicing rights	—	—	12,733	—
Foreclosed assets	—	—	18	48
Goodwill	—	—	4,366	585

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

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

        Goodwill does not have readily observable prices for valuation and is classified within Level 3 of the fair value hierarchy. The Company uses a two-step valuation process to determine if there has been impairment to existing goodwill and the amount which has become impaired, if any. The first step includes a screen for potential impairment and the second step measures the amount of impairment. The analysis uses both an income and market approach as part of that analysis. The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate. The market approach calculated the change of control price a market participant could have been reasonably expected to pay for the reporting unit by adding a change of control premium. Goodwill was tested for impairment at the reporting unit level and an impairment loss for the Mid America Capital subsidiary was recorded as a result of management's determination that the carrying amount of goodwill exceeded its implied fair value.

NOTE 19—COMMITMENTS, CONTINGENCIES AND CREDIT RISK

        The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset. Unused lines of credit amounted to $138,797 and $129,627 at June 30, 2010, and 2009, respectively. Unused letters of credit amounted to $3,347 and $2,055 at June 30, 2010, and 2009, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 19—COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)

        The Bank had outstanding commitments to originate or purchase loans of $28,386 and to sell loans of approximately $29,431 at June 30, 2010. The portion of commitments to originate or purchase fixed rate loans totaled $11,325 with a range in interest rates of 4.13% to 7.05%. At June 30, 2010, the Bank had one outstanding commitment to purchase $160 investment securities available for sale and no commitments to sell investment securities available for sale. No losses are expected to be sustained in the fulfillment of any of these commitments.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position.

NOTE 20—CASH FLOW INFORMATION

        Changes in other assets and liabilities for the years ended June 30, consist of:

	2010	2009	2008
(Increase) decrease in accrued interest receivable	$(1,187)	$(58)	$955
Earnings on cash value of life insurance	(550)	(544)	(531)
Increase (decrease) in net deferred loan fees and other assets	(4,319)	(4,086)	742
Increase (decrease) in accrued expenses and other liabilities	(4,348)	(320)	1,422

	$(10,404)	$(5,008)	$2,588

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$22,458	$25,846	$32,940
Cash payments for income and franchise taxes	3,318	4,273	3,836
Supplemental Disclosure of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$139	$442	$135

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 21—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)

        The Company's condensed balance sheets as of June 30, 2010, and 2009, and related condensed statements of income and cash flows for each of the years in the three-year period ended June 30, 2010, are as follows:

Condensed Statements of Financial Condition

	2010	2009
Assets
Cash primarily with the Bank	$11,854	$1,325
Investments in subsidiaries	110,572	100,076
Investment securities	250	250
Other	7	825

	$122,683	$102,476

Liabilities
Other borrowings	$27,837	$27,837
Other liabilities	411	5,965
Stockholders' equity	94,435	68,674

	$122,683	$102,476

Condensed Statements of Income

	2010	2009	2008
Dividends from subsidiaries	$2,500	$2,350	$5,206
Interest and other income	46	96	109
Expenses	(2,958)	(2,799)	(2,628)
Income tax benefit	948	1,109	819
Equity in undistributed income of subsidiaries	5,209	7,060	2,337

Net income	$5,745	$7,816	$5,843

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 21—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY) (Continued)

Condensed Cash Flows

	2010	2009	2008
Cash Flows From Operating Activities
Net income	$5,745	$7,816	$5,843
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	10	10	141
Equity in (earnings) of subsidiaries	(7,709)	(9,410)	(7,543)
Cash dividends received from subsidiaries	2,500	2,350	5,206
(Decrease) in liabilities	(94)	(12)	(99)
Other, net	329	351	(109)

Net cash provided by operating activities	781	1,105	3,439

Cash Flows From Investing Activities
Purchase of investment securities	—	—	(69)
Capital contribution to the Bank	(3,000)	(6,000)	—

Net cash used in investment activities	(3,000)	(6,000)	(69)

Cash Flows From Financing Activities
Purchase of treasury stock	—	—	(1,730)
Cash dividends paid	(2,469)	(2,472)	(1,702)
Repurchase of preferred stock	—	(25,000)	—
Repurchase of warrant	—	(650)	—
Proceeds from issuance of preferred stock and warrant	—	25,000	—
Proceeds from issuance of common stock	20,717	547	630
Proceeds from issuance of subordinated debentures	—	—	5,000
Redemption of subordinated debentures	—	—	(5,000)
Proceeds from other borrowings	—	5,500	—
Payments on other borrowings	(5,500)	—	—

Net cash provided by (used in) financing activities	12,748	2,925	(2,802)

Increase (decrease) in cash	10,529	(1,970)	568
Cash at beginning of period	1,325	3,295	2,727

Cash at end of period	$11,854	$1,325	$3,295

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

NOTE 22—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2010
Total interest income	$14,633	$14,347	$14,120	$14,254
Net interest income	8,751	8,858	9,353	9,711
Provision for losses on loans and leases	343	424	981	1,202
Net income	855	1,961	1,791	1,138
Net income available for common shareholders	855	1,961	1,791	1,138
Basic earnings per share	$0.21	$0.37	$0.26	$0.16
Diluted earnings per share	0.21	0.37	0.26	0.16
Fiscal Year 2009
Total interest income	$15,831	$15,566	$15,008	$14,283
Net interest income	8,689	9,007	9,150	8,483
Provision for losses on loans and leases	387	—	414	878
Net income	1,975	1,846	2,171	1,824
Net income available for common shareholders	1,975	1,846	1,831	848
Basic earnings per share	$0.50	$0.46	$0.45	$0.21
Diluted earnings per share	0.49	0.46	0.45	0.21

NOTE 23—SUBSEQUENT EVENTS

        Management has evaluated subsequent events for potential disclosure or recognition through the date that the financial statements were available to be issued. In September 2010, the Company has been notified by a borrower of the borrower's intention to no longer perform on its agricultural loan obligations. The current balance related to this obligation is $3,138. The Company has initiated formal collection procedures and collateral evaluation. The financial effect of this transaction cannot be reasonably estimated as of the date that the financial statements were available to be issued.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2010, an evaluation was performed by the Company's management, including the Company's Chairman, President and Chief Executive Officer and the Company's Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's Chairman, President and Chief Executive Officer and the Company's Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

Management's Report on Internal Control over Financial Reporting

        Management's report on internal control over financial reporting is included in Part II, Item 8 "Financial Statements and Supplementary Data," and is furnished herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

        Information regarding Directors of the Company is incorporated by reference from the discussion under the heading "Information with Respect to Nominees and Continuing Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2010, a copy of which will be filed not later than 120 days after June 30, 2010 (the "2010 Proxy Statement").

Executive Officers

        Information regarding Executive Officers of the Company is contained in Part I, Item 1 "Business" of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference herein.

Compliance with Section 16(a) of the Exchange Act

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2010 Proxy Statement.

Code of Ethics

        Information regarding the Company's Code of Conduct and Ethics is incorporated by reference from the discussion under the heading "Code of Conduct and Ethics" in the Company's 2010 Proxy Statement.

Director Nominations

        Information regarding material changes, if any, to the procedures by which the Company's stockholders may recommend nominees to the Company's Board of Directors is incorporated by reference from the discussion under the heading "Director Nominations" in the Company's 2010 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

        Information regarding the Company's Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the heading "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2010 Proxy Statement.

Item 11.    Executive Compensation

        Information regarding executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the headings "Compensation Discussion and Analysis," "Personnel Compensation and Benefits Committee Report," "Executive Compensation," "Director Compensation" and "Personnel, Compensation And Benefits Committee Interlocks and Insider Participation" in the Company's 2010 Proxy Statement.

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

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2010 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

        Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the headings "Transactions with Related Persons" and "Policy on Review, Approval or Ratification of Transactions with Related Persons" in the Company's 2010 Proxy Statement.

        Information concerning director independence is incorporated by reference from the discussion under the headings "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2010 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        Information concerning the fees for professional services rendered by the Company's registered public accounting firm and the pre-approval policies and procedures of the Company's Audit Committee is incorporated by reference from the discussion under the heading "Proposal No. II—Ratification of Independent Registered Public Accounting Firm" in the Company's 2010 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   The following documents are filed as part of this Form 10-K:

    (1)
    Consolidated Financial Statements:

    (2)
    All financial statement schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto in Item 8 above.

    (3)
    See "Exhibit Index".

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF FINANCIAL CORP.
Date: September 10, 2010	By:	/s/ CURTIS L. HAGE Curtis L. Hage, Chairman, President and Chief Executive Officer (Duly Authorized Representative)

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

Name	Title	Date

/s/ CURTIS L. HAGE Curtis L. Hage	Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)	September 10, 2010
/s/ DARREL L. POSEGATE Darrel L. Posegate	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 10, 2010
/s/ CHARLES T. DAY Charles T. Day	Director	September 10, 2010
/s/ CHRISTINE E. HAMILTON Christine E. Hamilton	Director	September 10, 2010
/s/ ROBERT L. HANSON Robert L. Hanson	Director	September 10, 2010

Name	Title	Date

/s/ DAVID J. HORAZDOVSKY David J. Horazdovsky	Director	September 10, 2010
/s/ THOMAS L. VAN WYHE Thomas L. Van Wyhe	Director	September 10, 2010

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 from the Company's Current Report on Form 8-K dated August 11, 2009, and filed with the SEC on August 17, 2009, file no. 033-44383).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 from the Company's Current Report on Form 8-K dated October 15, 2008, and filed with the SEC on October 17, 2008, file no. 033-44383).

3.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock, dated October 23, 1996 (incorporated herein by reference to Exhibit A to Exhibit 1 of the Company's 8A filed with the SEC on October 29, 1996, file no. 033-44383).

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, dated November 19, 2008 (incorporated herein by reference to Exhibit 3.1 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).

3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock and Fixed Rate Cumulative Perpetual Preferred Stock, Series A of HF Financial Corp. (incorporated herein by reference to Exhibit 3.1 from the Company's Current Report on Form 8-K dated August 11, 2009, and filed with the SEC on August 17, 2009, file no. 033-44383).

4.1	Form of Common Stock Certificate, par value $0.01 per share. (incorporated herein by reference to Exhibit 4.1 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, file no. 033-443831).

4.2	Form of Series A Junior Participating Preferred Stock Certificate, par value $1.00 per share (incorporated herein by reference to Exhibit B to Exhibit 1 of the Company's Form 8A filed with the SEC on October 29, 1996, file no. 033-44383).

4.3	Warrant to Purchase Common Stock, dated November 21, 2008 (incorporated herein by reference to Exhibit 4.1 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).

4.4	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.2 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).

10.1	Guarantee Agreement dated July 11, 2002, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 033-44383).

10.2	Indenture dated July 11, 2002, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 033-44383).

10.3	Guarantee Agreement dated December 19, 2002, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).

Exhibit Number		Description
10.4		Indenture dated December 19, 2002, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).

10.5		Guarantee Agreement dated September 25, 2003, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).

10.6		Indenture dated September 25, 2003, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).

10.7		Guarantee Agreement dated December 7, 2006, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).

10.8		Indenture dated December 7, 2006, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).

10.9		Letter Agreement dated June 3, 2003, between HF Financial Corp. and First Tennessee Bank, NA (incorporated herein by reference to Exhibit 10.19 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, file no. 033-44383).

10.10		Letter Agreement dated June 26, 2008, between HF Financial Corp. and First Tennessee Bank, NA (incorporated herein by reference to Exhibit 10.10 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, file no. 033-44383).

10.11		Commitment Letter/Letter Agreement effective May 15, 2009, between HF Financial Corp. and FTN Financial Group (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated May 15, 2009, and filed with the SEC on May 21, 2009, file no. 033-44383).

10.12	+	HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to the exhibits from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1993, file no. 033-44383).

10.13	+	Amendment No. 1 to the HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997, file no. 033-44383).

10.14	+	HF Financial Corp. 1996 Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.7 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997, file no. 033-44383).

10.15	+	HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 15, 2002, file no. 033-44383).

10.16	+	Amendment No. 1 to the HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.16 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, file no. 033-44383).

Exhibit Number		Description
10.17	+	Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Appreciation Rights Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 13, 2006, and filed with the SEC on September 19, 2006, file no. 033-44383).

10.18	+	Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 26, 2005, and filed with the SEC on September 30, 2005, file no. 033-44383).

10.19	+	Restated Employment Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.20	+	Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.21	+	Form of Restated Employment Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Darrel L. Posegate, David A. Brown, Jon M. Gadberry, Brent R. Olthoff, Natalie A. Sundvold and Stephen M. Bianchi (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.22	+	Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Darrel L. Posegate (incorporated herein by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.23	+	Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and David A. Brown (incorporated herein by reference to Exhibit 10.5 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.24	+	Form of Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Jon M. Gadberry, Brent R. Olthoff, Natalie A. Sundvold and Stephen M. Bianchi (incorporated herein by reference to Exhibit 10.6 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.25	+	Home Federal Bank Amended and Restated Deferred Compensation Agreement for Curtis L. Hage, made December 31, 2008, by and between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.7 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.26	+	HF Financial Corp. Excess Pension Plan for Executives (as amended and restated effective January 1, 2009) (incorporated herein by reference to Exhibit 10.8 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

Exhibit Number		Description
10.27	+	Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2008) (incorporated herein by reference to Exhibit 10.9 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.28	+	Home Federal Bank Fifth Amended and Restated Long-Term Incentive Plan (as amended and restated effective July 1, 2008) (incorporated herein by reference to Exhibit 10.10 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.29	+	Form of Letter Agreement with Senior Executive Officers (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).

10.30	+	Form of Waiver executed by Senior Executive Officers (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).

10.31		Letter Agreement, dated November 21, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, between HF Financial Corp. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).

10.32		Repurchase Letter Agreement, dated June 3, 2009, between HF Financial Corp. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated June 3, 2009, and filed with the SEC on June 4, 2009, file no. 033-44383).

10.33		Warrant Repurchase Letter Agreement, dated June 30, 2009, between HF Financial Corp. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated June 30, 2009, and filed with the SEC on June 30, 2009, file no. 033-44383).

10.34		Loan Agreement, dated September 30, 2009, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.35		Promissory Note, dated September 30, 2009, payable to United Bankers' Bank (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.36		Commercial Pledge Agreement, dated September 30, 2009, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383). Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2010).

10.37	+	Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2010).

10.38	+	Home Federal Bank Sixth Amended and Restated Long-Term Incentive Plan (as amended and restated effective July 1, 2010).

Exhibit Number		Description
10.39	+	Revised Employment Agreement by and among Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on 8-K dated July 22, 2010 and filed with the SEC on July 22, 2010, file no. 033-44383).

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of Independent Registered Accounting Firm.

24.1	*	Power of Attorney (set forth on the signature page).

31.1	*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

**
Furnished herewith.

+
Indicates a management contract or compensation plan.

Index of Attached Exhibits

Exhibit Number
10.37	Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2010).
10.38	Home Federal Bank Sixth Amended and Restated Long-Term Incentive Plan (as amended and restated effective July 1, 2010).
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Accounting Firm.
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.