Form 10-Q
period 2010-09-30
HF FINANCIAL CORP
filed 2010-11-12
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 5, 2010, there were 6,963,039 shares of the registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$21,838	$20,805
Securities available for sale	268,716	264,442
Federal Home Loan Bank stock	11,648	10,334
Loans held for sale	18,120	25,287

Loans and leases receivable	880,067	872,279
Allowance for loan and lease losses	(12,319)	(9,575)
Net loans and leases receivable	867,748	862,704

Accrued interest receivable	10,688	8,785
Office properties and equipment, net of accumulated depreciation	15,305	14,973
Foreclosed real estate and other properties	942	946
Cash value of life insurance	15,284	15,144
Servicing rights	12,970	12,733
Goodwill, net	4,366	4,366
Other assets	12,859	12,496
Total assets	$1,260,484	$1,253,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$877,618	$914,264
Advances from Federal Home Loan Bank and other borrowings	230,366	190,719
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	16,491	11,460
Accrued expenses and other liabilities	14,799	14,300
Total liabilities	1,167,111	1,158,580

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,046,494 and 9,025,792 shares issued at September 30, 2010 and June 30, 2010, respectively	90	90
Common stock subscribed for but not issued	—	—
Additional paid-in capital	44,768	44,496
Retained earnings, substantially restricted	83,719	84,011
Accumulated other comprehensive (loss), net of related deferred tax effect	(4,307)	(3,265)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at September 30, 2010 and June 30, 2010, respectively	(30,897)	(30,897)
Total stockholders’ equity	93,373	94,435
Total liabilities and stockholders’ equity	$1,260,484	$1,253,015

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Interest, dividend and loan fee income:
Loans and leases receivable	$12,708	$12,343
Investment securities and interest-earning deposits	1,483	2,290
	14,191	14,633
Interest expense:
Deposits	2,612	3,524
Advances from Federal Home Loan Bank and other borrowings	1,954	2,358
	4,566	5,882
Net interest income	9,625	8,751
Provision for losses on loans and leases	3,367	343

Net interest income after provision for losses on loans and leases	6,258	8,408

Noninterest income:
Fees on deposits	1,609	1,446
Loan servicing income	502	491
Gain on sale of loans, net	747	496
Earnings on cash value of life insurance	166	164
Trust income	154	257
Gain on sale of securities, net	397	533

Total other-than-temporary impairment losses	—	(3,914)
Portion of loss recognized in other comprehensive income (before taxes)	—	2,056
Net impairment losses recognized in earnings	—	(1,858)

Other	207	169
	3,782	1,698
Noninterest expense:
Compensation and employee benefits	5,547	5,163
Occupancy and equipment	1,139	1,084
FDIC insurance	344	325
Check and data processing expense	706	698
Professional fees	591	600
Marketing and community investment	406	471
Foreclosed real estate and other properties, net	25	19
Other	669	589
	9,427	8,949

Income before income taxes	613	1,157

Income tax expense	123	302

Net income	$490	$855

Comprehensive income (loss)	$(552)	$2,098

Basic earnings per common share:	$0.07	$0.21
Diluted earnings per common share:	0.07	0.21
Dividends declared per common share	0.11	0.11

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$490	$855
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for losses on loans and leases	3,367	343
Depreciation	490	497
Amortization of discounts and premiums on securities and other	930	707
Stock based compensation	133	152
Net change in loans held for resale	7,914	(7,415)
(Gain) on sale of loans, net	(747)	(496)
Realized (gain) on sale of securities, net	(395)	(533)
Other-than-temporary impairments recognized in noninterest income	—	1,858
(Gains) losses and provision-for-losses on sales of foreclosed real estate and other properties, net	3	(5)
Change in other assets and liabilities	(3,182)	(3,936)
Net cash provided by (used in) operating activities	9,003	(7,973)

Cash flows from investing activities
Loan participations purchased	(305)	(921)
Net change in loans outstanding	(8,135)	17,536
Securities available for sale
Sales, maturities, repayments and adjustments	30,140	23,783
Purchases	(34,679)	(21,505)
Purchase of Federal Home Loan Bank stock	(2,720)	—
Redemption of Federal Home Loan Bank stock	1,406	—
Purchase of office properties and equipment	(822)	(936)
Purchase of servicing rights	(292)	(349)
Proceeds from sale of foreclosed real estate and other properties	48	147
Net cash provided by (used in) investing activities	(15,359)	17,755

Cash flows from financing activities
Net (decrease) in deposit accounts	(36,646)	(7,627)
Proceeds of advances from Federal Home Loan Bank and other borrowings	259,817	991,599
Payments on advances from Federal Home Loan Bank and other borrowings	(220,170)	(997,190)
Increase in advances by borrowers	5,031	4,095
Proceeds from issuance of common stock	139	—
Cash dividends paid	(782)	(453)
Net cash provided by (used in) financing activities	7,389	(9,576)

Increase in cash and cash equivalents	1,033	206
Cash and cash equivalents
Beginning	20,805	18,511
Ending	$21,838	$18,717

Supplemental disclosures of cash flows information
Cash payments for interest	$4,405	$5,509
Cash payments for income and franchise taxes, net	13	310

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

NOTE 1—SELECTED ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited.  However, in the opinion of management, adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for the interim periods have been included.  Results for any interim period are not necessarily indicative of results to be expected for the fiscal year.  Interim consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (“fiscal 2010”), filed with the Securities and Exchange Commission.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the industry.

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Capital”), Hometown Investment Services, Inc. (“Hometown”), Mid-America Service Corporation and PMD, Inc.  The interim consolidated financial statements reflect the deconsolidation of the wholly-owned subsidiary trusts of the Company: HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”), HF Financial Capital Trust V (“Trust V”) and HF Financial Capital Trust VI (“Trust VI”). See Note 10 of “Notes to Consolidated Financial Statements.”  All intercompany balances and transactions have been eliminated in consolidation.

Management has evaluated subsequent events for potential disclosure or recognition through November 12, 2010, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

NOTE 2—REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at September 30, 2010:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$62,750	5.00%
Actual	109,532	8.73
Excess over required	46,782	3.73

Total Risk-based capital (to risk-weighted assets):
Required	$101,441	10.00%
Actual	118,790	11.71
Excess over required	17,349	1.71

NOTE 3—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. The weighted average number of basic common shares outstanding for the three months ended September 30, 2010 and 2009 was 6,946,303 and 4,030,391, respectively.

Dilutive earnings per common share is similar to the computation of basic earnings per common share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended September 30, 2010 and 2009 was 6,946,547 and 4,041,650, respectively.

NOTE 4—INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	September 30, 2010
		Total Other-Than
		Temporary
		Impairment
		Recognized in	Adjusted	Gross	Gross
	Amortized	Accumulated Other	Carrying	Unrealized	Unrealized	Fair
	Cost	Comprehensive Income	Cost	Gains	( Losses )	Value

Debt securities:
U.S. government agencies	$4,550	$—	$4,550	$30	$—	$4,580
Municipal bonds	14,161	—	14,161	583	(12)	14,732
Trust preferred securities	12,370	(3,080)	9,290	—	(6,021)	3,269
	31,081	(3,080)	28,001	613	(6,033)	22,581

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	(3)	4
Other Investments	253	—	253	—	—	253
	268	(8)	260	—	(3)	257

Residential mortgage-backed securities	241,532	—	241,532	4,632	(286)	245,878
	$272,881	$(3,088)	$269,793	$5,245	$(6,322)	$268,716

	September 30, 2009
		Total Other-Than
		Temporary
		Impairment
		Recognized in	Adjusted	Gross	Gross
	Amortized	Accumulated Other	Carrying	Unrealized	Unrealized	Fair
	Cost	Comprehensive Income	Cost	Gains	( Losses )	Value

Debt securities:
U.S. government agencies	$2,632	$—	$2,632	$40	$—	$2,672
Municipal bonds	14,210	—	14,210	444	(37)	14,617
Trust preferred securities	12,283	(2,255)	10,028	—	(4,379)	5,649
	29,125	(2,255)	26,870	484	(4,416)	22,938

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	(3)	4
Other Investments	253	—	253	—	—	253
	268	(8)	260	—	(3)	257

Residential mortgage-backed securities	194,819	—	194,819	4,030	(907)	197,942
	$224,212	$(2,263)	$221,949	$4,514	$(5,326)	$221,137

Management has implemented a process to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves evaluation of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

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

The following table presents the fair value and age of gross unrealized losses by investment category at September 30, 2010:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
Municipal bonds	$669	$(7)	$514	$(5)	$1,183	$(12)
Trust preferred securities	—	—	3,269	(6,021)	3,269	(6,021)
	669	(7)	3,783	(6,026)	4,452	(6,033)
Equity securities:
Federal Ag Mortgage	4	(3)	—	—	4	(3)
	4	(3)	—	—	4	(3)
Agency residential mortgage-backed securities	46,053	(286)	164	—	46,217	(286)
	$46,726	$(296)	$3,947	$(6,026)	$50,673	$(6,322)

For the three months ended September 30, 2010, gross proceeds from the securities sold at a gain were $12.6 million, resulting in a gain on sale of securities of $397,000.  This compares to gross proceeds of $24.2 million, resulting in a gain on sale of securities of $1.1 million for the three months ended September 30, 2009.  No securities were sold for a loss during the first quarters of fiscal 2011 and fiscal 2010.

The unrealized losses reported for municipal bonds relate to six municipal general obligation or revenue bonds.  The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes.  Management does not believe any individual unrealized losses as of September 30, 2010 represent an other-than-temporary impairment for these investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for agency residential mortgage-backed securities relate to 16 securities issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government.  Management does not believe any of these unrealized losses as of September 30, 2010 represent an other-than-temporary impairment for those investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for trust preferred securities are attributable to six rated pooled securities. Rating downgrades regarding these investments have occurred placing each in a below investment grade rating. The securities have an adjusted carrying cost of $1.9 million rated Caa3, $2.4 million rated Caa1, and $5.0 million rated Ca.  The market for these securities is currently inactive. The CUSIPs of the trust preferred securities are 74042TAE1 rated Caa3, 740417AB6 and 74042CAE8 rated Caa1, and 74041EAC9, 74041RAB2, and 55312HAE9 rated Ca. The Company performed assessments of available information for each security during the first quarter ended September 30, 2010, and also considered factors such as overall deal structure and its position within the structure, quality of underlying issuers within each pool, defaults and recoveries, loss severities and prepayments. Based upon scenarios developed in regard to this information, management compared the present value of best estimates of cash flows expected to be collected from each security at the security’s effective interest rate to the amortized cost basis of each security. Management determined that no trust preferred securities exhibited an other-than-temporary impairment credit loss for the quarter ended September 30,  2010.  See Note 13 “Financial Instruments” for additional information related to the determination of fair value. The Company does not have the intent to sell these six securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value. Within this segment, five securities with amortized cost of $7.5 million are quarterly variable-rate securities tied to 3-month LIBOR.

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses charged to earnings:

Three Months Ended
September 30, 2010
(Dollars in Thousands)
Beginning balance of credit losses on securities held as of July 1, 2010 for which a portion of other-than-temporary impairment was recognized in other comprehensive income (1)	$3,088

Credit losses for which an other-than-temporary impairment was not previously recognized	—

Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—

Ending balance of credit losses on securities held as of September 30, 2010 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$3,088

(1) Includes $8 of other-than-temporary impairment related to Fannie Mae common stock

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	At September 30, 2010
					TOTAL
	Less than	1 to 5	5 to 10	Over 10	Adjusted	Fair
	1 Year	Years	Years	Years	Carrying Cost	Values
	(Dollars in Thousands)

U.S. government agencies	$—	$4,550	$—	$—	$4,550	$4,580
Municipal bonds	1,302	5,085	4,973	2,801	14,161	14,732
Trust preferred securities	—	—	—	9,290	9,290	3,269
Agency residential mortgage-backed securities	—	1,644	8,402	231,486	241,532	245,878
Total investment securities	$1,302	$11,279	$13,375	$243,577	$269,533	$268,459

NOTE 5—LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

The following tables summarize the activity in, and the main assumptions used to estimate the amortization of servicing rights:

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in Thousands)

Balance, beginning	$12,733	$11,768
Additions	621	654
Amortization	(384)	(424)
Balance, ending	$12,970	$11,998

Servicing fees received	$886	$915
Balance of loans serviced at:
Beginning of period	1,133,649	1,046,600
End of period	1,154,502	1,073,658

Amortization of servicing rights is adjusted each quarter as the result of the evaluation of historical prepayment activity.  For the first quarter ended September 30, 2010 and 2009, the constant prepayment rates (CPR) used to calculate the amortization was 8.00% and 11.00%, respectively.  Management utilized a discount rate of 9.00% and 10.00% for valuation purposes for both periods, respectively.

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

	Three Months Ended September 30,
	2010			2009
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$10,076	$(451)	$9,625	$9,241	$(490)	$8,751
Provision for losses on loans and leases	(3,367)	—	(3,367)	(343)	—	(343)
Non-interest income	3,666	116	3,782	1,582	116	1,698
Intersegment non-interest income	(49)	(15)	(64)	(24)	(39)	(63)
Non-interest expense	(8,937)	(490)	(9,427)	(8,530)	(419)	(8,949)
Intersegment non-interest expense	—	64	64	—	63	63
Income (loss) before income taxes	$1,389	$(776)	$613	$1,926	$(769)	$1,157

Total assets at September 30	$1,246,841	$13,643	$1,260,484	$1,163,296	$5,166	$1,168,462

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

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in Thousands)

Service cost	$147	$142
Interest cost	154	144
Amortization of prior losses	23	45
Expected return on plan assets	(159)	(139)
Total costs recognized in expense	$165	$192

The Company previously disclosed in its consolidated financial statements for fiscal 2010, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K that it contributed $425,000 in fiscal 2010 to fund its qualified pension plan.  The Company anticipates that a contribution of $455,000 will be made in the second quarter of fiscal 2011.

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

	Fiscal Years Ended June 30,
	2011	2010
	(Dollars in Thousands)

Quarter ended September 30	$587	$748
Quarter ended December 31	—	311
Quarter ended March 31	—	486
Quarter ended June 30	—	602
Net healthcare costs	$587	$2,147

NOTE 9—STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock appreciation rights (SARs) granted in the first quarter of fiscal 2011.  The following assumptions were used for grants in the three months ended September 30, 2009:

Expected volatility	22.00%
Expected dividend yield	3.61%
Risk-free interest rate	2.35%
Expected term (in years)	5

Stock option activity for the three months ended September 30, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Beginning balance	133,240	$13.15
Granted	—	—
Forfeited	(379)	7.75
Exercised	(13,855)	10.05

Ending balance	119,006	$13.52	3.16	$3,153

Vested and exercisable	119,006	$13.52	3.16	$3,153

Stock appreciation rights activity for the three months ended September 30, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value

Beginning balance	198,136	$13.70
Granted	—	—
Forfeited	(1,005)	15.70
Exercised	—	—

Ending balance	197,131	$13.69	8.25	$—

Vested and exercisable	83,739	$14.49	7.71	$—

The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $3,000 and $0, respectively.  Cash received from the exercise of these options was $139,000 and $0, respectively.  There were no cashless option exercises or related tax benefit realized for the three months ended September 30, 2010 and 2009.   There were no stock appreciation rights (SARs) granted during the three months ended September 30, 2010, while the weighted-average grant date fair value of SARs granted during the three months ended September 30, 2009 was $1.75.  The total unrecognized compensation cost related to nonvested SARs awards at September 30, 2010 was $232,000.  This unrecognized cost is expected to be recognized over a weighted average period of 23 months.

Nonvested share activity for the three months ended September 30 follows:

	2010		2009
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance, beginning	69,475	$13.68	90,708	$15.81
Granted	6,847	9.92	18,436	12.48
Vested	(31,190)	16.33	(40,415)	16.31
Forfeited	—	—	—	—

Nonvested balance, ending	45,132	$11.29	68,729	$14.62

Pretax compensation expense recognized for nonvested shares for the three months ended September 30, 2010, and 2009 was $71,000 and $92,000, respectively.  The tax benefit for the three months ended September 30, 2010, and 2009 was $24,000 and $31,000, respectively.  As of September 30, 2010, there was $375,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 22 months.  The total fair value of shares vested during the three months ended September 30, 2010 and 2009 was $648,000 and $659,000, respectively.

In association with the 2002 Option Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the second quarter of fiscal 2010, 19,626 shares of nonvested stock were awarded, which vest on the first anniversary of the date of grant.  As of September 30, 2010, there was $40,000 of total unrecognized compensation cost related to nonvested shares, which are expected to be recognized over the remaining period of three months.  For the three months ended September 30, 2010, amortization expense was recorded in the amount of $40,000.

These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for fiscal 2010, under Note 16 of “Notes to Consolidated Financial Statements.”

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

NOTE 11—INTEREST RATE CONTRACTS

Interest rate swap contracts are entered into primarily as an asset/liability management strategy of the Company to modify interest rate risk.  The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract.  The Company is exposed to losses if the counterparty fails to make its payments under a contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties.  The Company anticipates the counterparties will be able to fully satisfy the obligations under the remaining agreements.  These contracts are designated as cash flow hedges.

During the first quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%. The fair value of the derivative was an unrealized loss of $507,000 and $534,000 at September 30, 2010, and 2009, respectively.   During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement and will replace the existing swap agreement for the variable-rate Trust Preferred VI security upon the existing swap’s maturity.  The $5.0 million notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.95%, effective October 1, 2012.  The fair value of the derivative was an unrealized loss of $396,000 at September 30, 2010.

During the fourth quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $7.0 million notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 6.19%.  The fair value of the derivative was an unrealized loss of $97,000 and $250,000 at September 30, 2010, and 2009, respectively.  During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement and will replace the existing swap agreement for the variable-rate Trust Preferred IV security upon the existing swap’s maturity.  The $7.0 million notional amount fixed-rate instrument has a term of three years at a fixed rate of 5.93%, effective January 8, 2011.  The fair value of the derivative was an unrealized loss of $381,000 at September 30, 2010.

During the first quarter of fiscal 2009, the Company entered into an interest rate swap agreement with a $3.0 million notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%. The Company also entered into an interest rate swap agreement with a $2.0 million notional amount to convert the remaining portion of variable-rate Trust Preferred III security into a fixed rate instrument for a term of four years at a fixed rate of 6.91%. The fair value of the $3.0 million notional derivative was an unrealized loss of $111,000 and $147,000 at September 30, 2010, and 2009, respectively.  The fair value of the $2.0 million notional derivative was an unrealized loss of $136,000 and $117,000 at September 30, 2010, and 2009, respectively.  During the fourth quarter of fiscal 2010, the Company entered into two forward-starting interest rate swap agreements and will replace the existing swap agreements for the variable-rate Trust Preferred III security upon the existing swaps’ maturity.  The $3.0 million notional amount fixed-rate instrument has a term of four years at a fixed rate of 6.58%, effective October 7, 2011.  The $2.0 million notional amount fixed-rate instrument has a term of two years at a fixed rate of 6.58%, effective October 9, 2012.  The fair values of the $3.0 million and $2.0 million notional amount derivatives were unrealized losses of $172,000 and $57,000, respectively, at September 30, 2010.

During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement with a $10.0 million notional amount to convert the variable-rate Trust Preferred V security into a fixed-rate instrument.  The $10.0 million notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.68%, effective December 1, 2011.  The fair value of the derivative was an unrealized loss of $818,000 at September 30, 2010.

During the fourth quarter of fiscal 2010, the Bank entered into five forward-starting interest rate swap agreements with notional amounts totaling $35.0 million to convert the variable-rate attributes of a pool of deposits into fixed-rate instruments.  The $3.0 million notional amount fixed-rate instrument has a term of four years at a fixed rate of 2.20%, effective November 18, 2010.  The $7.0 million notional amount fixed-rate instrument has a term of 30 months at a fixed rate of 2.09%, effective March 7, 2011. The $10.0 million notional amount fixed-rate instrument has a term of 42 months at a fixed rate of 2.44%, effective May 10, 2011.  The $10.0 million notional amount fixed-rate instrument has a term of three years at a fixed rate of 2.56%, effective April 21, 2011.  The $5.0 million notional amount fixed-rate instrument has a term of three years at a fixed rate of 2.30%, effective January 21, 2011.  The fair values of the $3.0 million, $7.0 million, $10.0 million, $10.0 million and $5.0 million notional amount derivatives were unrealized losses of $161,000, $275,000, $519,000, $542,000 and $253,000, respectively, at September 30, 2010.

No gain or loss was recognized in earnings for the three months ended September 30, 2010, and 2009 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of September 30, 2010, are expected to be reclassified into earnings during the current fiscal year.  See Note 12 “Accumulated Other Comprehensive Loss” for amounts reported as other comprehensive loss.

The Company posted $2.7 million in cash and $2.4 million in investment securities under collateral arrangements as of September 30, 2010, to satisfy collateral requirements associated with its interest rate swap contracts.

The following table summarizes the derivative financial instruments utilized as of September 30, 2010:

	Balance	Notional	Estimated Fair Value
Cash flow hedge	Sheet Location	Amount	Gain	Loss
		(Dollars in Thousands)

Interest rate swap contracts	Other assets	$44,000	$—	$(2,675)
Interest rate swap contracts	Accrued expenses and other liabilities	35,000	—	(1,750)

		$79,000	$—	$(4,425)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of September 30, 2010:

		Average
	Notional	Maturity	Fair	Weighted Average Rate
Liability conversion swaps	Amount	(years)	Value	Receive	Pay
	(Dollars in Thousands)

Interest rate swap contracts	$79,000	3.1	$(4,425)	3.3%	4.5%

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in Thousands)

Net income	$490	$855
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	—	(418)
Change in unrealized gain (losses) on other securities available for sale	278	1,202
Reclassification adjustment:
Net impairment credit loss recognized in earnings	—	1,858
Security (gains) recognized in earnings	(397)	(533)
Net unrealized gains (losses)	(119)	2,109
Income tax benefit (expense)	45	(802)
Other comprehensive income (loss) on securities available for sale	(74)	1,307

Defined benefit plan:
Other comprehensive (loss) on defined benefit plan	—	—

Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	(1,467)	(96)
Income tax benefit (expense)	499	32
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	(968)	(64)

Total other comprehensive income (loss)	(1,042)	1,243

Comprehensive income	$(552)	$2,098

Cumulative other comprehensive (loss) balances were:

Unrealized loss on securities available for sale, net of related tax effect of $409 and $308	$(668)	$(504)
Unrealized loss on defined benefit plan, net of related tax effect of $441 and $1,177	(719)	(1,920)
Unrealized loss on cash flow hedging activities, net of related tax effect of $1,504 and $356	(2,920)	(692)

	$(4,307)	$(3,116)

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

Estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial Assets
Cash and cash equivalents	$21,838	$21,838	$20,805	$20,805
Securities	268,716	268,716	264,442	264,442
Federal Home Loan Bank Stock	11,648	11,648	10,334	10,334
Loans and leases	885,868	891,684	887,991	893,282
Accrued interest receivable	10,688	10,688	8,785	8,785
Servicing rights	12,970	14,795	12,733	17,022
Interest rate swap contracts	(2,675)	(2,675)	(1,957)	(1,957)

Financial liabilities
Deposits	877,618	885,217	914,264	921,410
Interest rate swap contracts on deposits	1,750	1,750	1,000	1,000
Borrowed funds	230,366	241,171	190,719	199,323
Subordinated debentures payable to trusts	27,837	20,838	27,837	16,344
Accrued interest payable and advances by borrowers for taxes and insurance	20,397	20,397	15,205	15,205

Fair Value Measurement

ASC Topic 820 applies the provisions of fair value measurement to non-financial assets and liabilities.  In addition, ASC 820-10-65 defines fair value and establishes a consistent framework for measuring fair value under GAAP and expands disclosure requirements for fair value measurements. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The standard describes three levels of inputs that may be used to measure fair value:

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at September 30, 2010:

	Quoted Prices	Significant	Significant
	In Active	Other Observable	Unobservable
	Markets	Inputs	Inputs	Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in Thousands)
Securities available for sale
Debt securities:
U.S. government agencies	$—	$4,580	$—	$4,580
Municipal bonds	—	14,732	—	14,732
Trust preferred securities	—	—	3,269	3,269
Equity securities:
Federal Ag Mortgage	4	—	—	4
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	245,878	—	245,878
Securities available for sale	4	265,443	3,269	268,716
Interest rate swaps	—	(2,675)	—	(2,675)
Total assets	4	262,768	3,269	266,041

Interest rate swaps on deposits	—	1,750	—	1,750
Total liabilities	$—	$1,750	$—	$1,750

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

The approaches to determining fair value for the trust preferred securities included the following factors:

1.              The credit quality of the collateral is estimated using average probability of default values.

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

4.              The best estimates of expected cash flows were discounted to calculate the present value of the security. Management considered a range of discount rates based upon three factors: (1) a risk-free rate based on the rate of return on government debt securities, (2) the credit spread for BBB Bank Corporate Debt Index, and (3) a liquidity or “risk premium”.

5.              The calculations were modeled in several thousand scenarios and the average price was used for the third party valuations.  Management utilized an average price derived from various cash flow scenarios.

Interest rate swaps:  The fair values of interest rate swaps relate to cash flow hedges of trust preferred debt securities issued by the Company, as well as cash flow hedges of a pool of variable rate deposits.  The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves, and include the value associated with counterparty credit risk.

The following table reconciles the beginning and ending balances of the assets or liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs:

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in Thousands)

Beginning balance	$3,902	$6,051
Total realized/unrealized gains (losses)
Included in earnings	—	(1,858)
Included in other comprehensive loss	(666)	1,449
Purchases, issuances, (paydowns) and (sales)	33	7
Transfers into or (out) of Level 3	—	—
Ending balance	$3,269	$5,649

The table below presents the Company’s assets subject to the nonrecurring fair value measurements by level within the hierarchy at September 30, 2010:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable	Fiscal 2011
	Markets	Inputs	Inputs	Incurred
	(Level 1)	(Level 2)	(Level 3)	Losses

Loans held for sale	$—	$18,120	$—	$—
Impaired loans	—	10,450	6,671	—
Mortgage servicing rights	—	—	12,970	—
Foreclosed assets	—	—	36	—

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans.  Collateral is primarily real estate and its fair value is generally determined based on real estate appraisals or other evaluations by qualified professionals, for which the Company classifies within Level 2 of the fair value hierarchy. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Impaired loans that are collateral dependent are written down to their fair value, less costs to sell, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs such as recent sales of similar assets or observable market data for operational or carrying costs, for which the Company classifies within Level 3 of the fair value hierarchy.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”), as well as other reports issued by the Company include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company’s management may make forward-looking statements orally to the media, securities analysts, investors and others from time to time. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as “optimism,” “look-forward,” “bright,” “believe,” “expect,” “anticipate,” “intend,” “hope,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may,” are intended to identify these forward-looking statements.

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

Executive Summary

The Company’s net income for the first quarter of fiscal 2011 was $490,000, or $0.07 in diluted earnings per common share, compared to $855,000, or $0.21 in diluted earnings per common share, for the first quarter of fiscal 2010.

Net interest income for the first three months of fiscal 2011 was $9.6 million, an increase of $874,000, or 10.0%, compared to the same period a year ago.  For the three months ended September 30, 2010, average interest-earning assets and average interest-bearing liabilities increased 6.6% and 4.4%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 4.85% for the first three months of fiscal 2011, compared to 5.33% a year ago, a decrease of 48 basis points.  For the same period, interest-bearing cost of funds decreased to 1.80%, compared to 2.42%, a decrease of 62 basis points.

The net interest margin on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the three months ended September 30, 2010 was 3.33%, compared to 3.24% for the same period a year ago, an increase of 9 basis points.  During the first quarter of fiscal 2011, an interest income reversal  due to loans placed in nonaccrual status negatively impacted the Net Interest Margin, TE percentage by 7 basis points for the period.  A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the interest-bearing liabilities, while the average balances for these categories increased over the comparable period of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

The allowance for loan and lease losses increased $2.7 million to $12.3 million at September 30, 2010, compared to June 30, 2010.  The ratio of allowance for loan and lease losses to total loans and leases was 1.37% as of September 30, 2010 compared to 1.07% at June 30, 2010.  Total nonperforming assets at September 30, 2010 were $23.1 million as compared to $9.2 million at June 30, 2010, an increase of $14.0 million.  The ratio of nonperforming assets to total assets increased to 1.84% at September 30, 2010, compared to 0.73% at June 30, 2010.  The overall increase in nonperforming assets was primarily attributed to the deterioration in certain dairy operations which caused three of our dairy loan relationships to be moved to nonaccrual status this quarter.  The recent deterioration in the sector is related to continued low commodity prices for milk combined with increases in the cost of feed and operations. The specific valuation allowance on identified impaired loans increased to $2.9 million at September 30, 2010, compared to $325,000 at June 30, 2010.  All identified impaired loans are reviewed to assess the borrower’s inability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.

The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history over 12, 36, and 60 month time periods, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.  Management intends to continue its disciplined credit administration and loan underwriting processes and to remain focused on the creditworthiness of new loan originations.  Management believes that it has identified the most significant nonperforming assets in its loan portfolio and is working to clarify and resolve the credit, credit administration, and environmental factor issues related to these assets to obtain the most favorable outcome for the Company.

The Company held $9.3 million in trust preferred securities at September 30, 2010 that are currently impaired under applicable accounting rules.  These are comprised of pooled securities issued primarily by banks throughout the United States, and were downgraded to a below investment grade rating.  The Company performed analysis to determine if any of the securities had a credit loss by estimating if any of the cash flows are not expected to be received as contracted.  Based upon the analysis, the Company recognized no other-than-temporary impairment credit loss for the three months ended September 30, 2010, compared to $1.9 million for the first quarter of the prior year.  Fair value on these investments was recorded at $3.3 million at September 30, 2010.

Total deposits at September 30, 2010, were $877.6 million, a decrease of $36.7 million, or 4.0% from June 30, 2010.  During the three month period, in-market deposits decreased $43.2 million while out-of-market deposits increased $6.5 million.  This decrease is primarily due to the decrease in public fund deposits of $37.1 million since June 30, 2010, due to seasonal trends and fluctuations associated with public funds.   The primary factor affecting interest expense was the decrease in the average rates paid on total deposits for the three month period ended September 30, 2010, of 1.32% compared to 1.92% for the three month period ended September 30, 2009.

On October 25, 2010, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the first quarter of fiscal 2011.  The dividend will be paid on November 12, 2010, to stockholders of record on November 5, 2010.

The total risk-based capital ratio of 11.71% at September 30, 2010, increased by 3 basis points from 11.68% at June 30, 2010.  This continues to place the Bank in the “well-capitalized” category within OTS regulation at September 30, 2010 and is consistent with the “well-capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

Noninterest income was $3.8 million for the three months ended September 30, 2010, compared to $1.7 million for the same period in the prior fiscal year, an increase of $2.1 million.  This increase is due primarily to net impairment credit losses recognized in earnings of $1.9 million for the three months ended September 30, 2009, compared to the current quarter for which no impairment credit losses were recorded.   Net gain on sale of loans and fees on deposits increased $251,000 and $163,000, respectively, while net gain on sale of securities and trust income decreased $136,000 and $103,000, respectively.

Noninterest expense was $9.4 million for the three months ended September 30, 2010, as compared to $8.9 million for the three months ended September 30, 2009, an increase of $478,000, or 5.3%.  The increase was attributed to an increase in compensation and employee benefits of $384,000 and partially offset by a decrease in marketing and community investment of $65,000.  Performance-based incentive pay and increased personnel drove costs higher, while savings in healthcare costs partially offset these increases.

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  Under the Dodd-Frank Act, deposits of the Bank are permanently insured up to $250,000 per depositor for each account ownership category (prior to the legislation, the increased insurance coverage from $100,000 to $250,000 was temporary until December 31, 2013).  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  On November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar year 2009 and the entire calendar years of 2010, 2011, and 2012.  On December 30, 2009, the Company paid $4.9 million which was recorded as a prepaid asset and is being proportionally expensed as each quarter elapses. At September 30, 2010, the remaining balance recorded as a prepaid asset was $3.4 million.  The FDIC may impose additional special assessments, which would be recorded as they are incurred.  The FDIC also instituted the Transaction Account Guarantee Program (“TAGP”).  The TAGP extended the FDIC’s insurance to full coverage of non-interest bearing transaction accounts for participating institutions through December 31, 2010 at an annualized rate of 10 basis points on deposit balances in excess of the $250,000 insurance limit currently in place.  The Bank is a participant in the TAGP, but does not expect this program to have a material impact on the FDIC assessment.

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

Financial Condition Data

At September 30, 2010, the Company had total assets of $1.3 billion, an increase of $7.5 million from the level at June 30, 2010.  The increase in assets in the three months of fiscal 2011 was due primarily to an increases in net loans and leases receivable and securities available for sale of $5.0 million and $4.3 million, respectively.  Total liabilities increased $8.5 million at September 30, 2010, as compared to June 30, 2010.  This increase was primarily due to an increase in advances from the FHLB and other borrowings of $39.6 million and offset by decreases in deposits of $36.6 million.  Stockholders’ equity decreased $1.1 million to $93.4 million at September 30, 2010, due primarily to a decrease in accumulated other comprehensive losses, net of deferred tax effect.

Net loans and leases receivable increased $5.0 million at September 30, 2010, as compared to June 30, 2010, due primarily to increases in balances of $7.7 million and partially offset by an increase in the allowance for loan and lease losses of $2.7 million.  Securities available for sale increased $4.3 million primarily as the result of net increases of agency residential mortgage-backed securities of $3.4 million during the first quarter of fiscal 2011.

Cash and cash equivalents increased $1.0 million at September 30, 2010 as compared to June 30, 2010.  See the Consolidated Statement of Cash Flows for an in-depth analysis in the change in cash and cash equivalents for the three months ended September 30, 2010.

Deposits decreased $36.6 million at September 30, 2010 as compared to June 30, 2010.  Money market and savings accounts decreased $21.6 and $15.4 million, respectively, during the three month period ended September 30, 2010, partially offset by an increase in certificates of deposits of $10.8 million.  Public fund account balances, which are included in money markets, savings and certificates of deposits, decreased $37.1 million to $177.8 million at September 30, 2010 in part as a result of seasonal fluctuations typical with these types of municipal deposits.  Advances from the FHLB and other borrowings increased $39.6 million at September 30, 2010 as compared to June 30, 2010, due to the decrease in deposits during the three month period.

Stockholders’ equity decreased $1.0 million at September 30, 2010 when compared to June 30, 2010.  This decrease was due primarily to accumulated other comprehensive losses from cash flow hedging activities of $968,000.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

Loan and Lease Portfolio Composition

	September 30, 2010		June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$73,024	8.30%	$72,392	8.30%
Commercial real estate	219,722	24.96	216,479	24.82
Commercial business (2)	97,940	11.13	99,892	11.45
Multi-family real estate	49,393	5.61	50,064	5.74
Equipment finance leases	9,043	1.03	10,642	1.22
Consumer direct (3)	125,843	14.30	122,832	14.08
Consumer indirect (4)	6,121	0.70	8,186	0.94
Agricultural	277,415	31.52	270,568	31.02
Construction	21,566	2.45	21,225	2.43
Total loans and leases receivable (5)	$880,067	100.00%	$872,280	100.00%

(1) Excludes $16,830 and $20,394 loans held for sale at September 30, 2010 and June 30, 2010, respectively.

(2) Includes $2,599 and $2,599 tax exempt leases at September 30, 2010 and June 30, 2010, respectively.

(3) Excludes $1,290 and $4,893 student loans held for sale at September 30, 2010 and June 30, 2010, respectively.

(4) The Company announced Consumer Indirect originations ceased during the first quarter of Fiscal 2008.

(5) Includes deferred loan fees and discounts.

Deposit Composition

	September 30, 2010		June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$107,037	12.20%	$117,139	12.81%
Interest bearing checking accounts	99,820	11.37	100,231	10.96
Money market accounts	168,198	19.17	189,821	20.76
Savings accounts	67,782	7.72	83,136	9.10
In-market certificates of deposit	405,370	46.19	401,033	43.86
Out-of-market certificates of deposit	29,411	3.35	22,904	2.51
Total deposits	$877,618	100.00%	$914,264	100.00%

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

	Three Months Ended September 30,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$892,630	$12,708	5.65%	$851,419	$12,343	5.75%
Investment securities (2) (3)	258,379	1,430	2.20%	225,312	2,228	3.92%
FHLB stock	10,609	53	1.98%	12,476	62	1.97%

Total interest-earning assets	1,161,618	$14,191	4.85%	1,089,207	$14,633	5.33%
Noninterest-earning assets	79,949			71,444
Total assets	$1,241,567			$1,160,651

Interest-bearing liabilities:
Deposits:
Checking and money market	$269,008	$381	0.56%	$228,639	$324	0.56%
Savings	76,507	65	0.34%	66,592	62	0.37%
Certificates of deposit	436,885	2,166	1.97%	432,573	3,138	2.88%
Total interest-bearing deposits	782,400	2,612	1.32%	727,804	3,524	1.92%
FHLB advances and other borrowings	195,220	1,493	3.03%	207,028	1,899	3.64%
Subordinated debentures payable to trusts	27,837	461	6.57%	27,837	459	6.54%

Total interest-bearing liabilities	1,005,457	4,566	1.80%	962,669	5,882	2.42%
Noninterest-bearing deposits	104,727			98,213
Other liabilities	37,184			30,143
Total liabilities	1,147,368			1,091,025
Equity	94,199			69,626
Total liabilities and equity	$1,241,567			$1,160,651

Net interest income; interest rate spread (4)		$9,625	3.05%		$8,751	2.91%

Net interest margin (4) (5)			3.29%			3.19%

Net interest margin, TE (6)			3.33%			3.24%

(1)          Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)          Includes federal funds sold.

(3)          Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)          Percentages for the three months ended September 30, 2010 and September 30, 2009 have been annualized.

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

The reconciliation of the net interest income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in Thousands)

Net interest income	$9,625	$8,751
Taxable equivalent adjustment	129	145
Adjusted net interest income	9,754	8,896
Average interest-earning assets	1,161,618	1,089,207
Net interest margin, TE	3.33%	3.24%

Rate/Volume Analysis of Net Interest Income

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the increases and decreases due to fluctuating outstanding balances resulting from  the levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).

For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,
	2010 vs 2009
	Increase	Increase
	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$592	$(227)	$365
Investment securities (2)	326	(1,124)	(798)
FHLB stock	(9)	—	(9)

Total interest-earning assets	909	(1,351)	(442)

Interest-bearing liabilities:
Deposits:
Checking and money market	57	—	57
Savings	9	(6)	3
Certificates of deposit	31	(1,003)	(972)
Total interest-bearing deposits	97	(1,009)	(912)
FHLB advances and other borrowings	(107)	(299)	(406)
Subordinated debentures payable to trusts	—	2	2

Total interest-bearing liabilities	(10)	(1,306)	(1,316)

Net interest income increase	$919	$(45)	$874

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at September 30, 2010.

Security Impairment.  Management continually monitors the investment security portfolio for impairment on a security by security basis under the guidance of ASC Subtopic 320-10.  Management has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $23.1 million at September 30, 2010 from $9.2 million at June 30, 2010, an increase of $13.9 million.  Nonaccruing loans and leases increased  $12.0 million from June 30, 2010 to September 30, 2010, to a total of $18.0 million.  Accruing loans and leases delinquent more than 90 days increased $2.0 million to $4.2 million at September 30, 2010 from $2.2 million at June 30, 2010.  Foreclosed assets decreased $4,000 to $942,000 at September 30, 2010, from $946,000 at June 30, 2010.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, was 1.84% at September 30, 2010, which is an increase from 0.73% as reported at June 30, 2010.  The overall increase in nonperforming assets was primarily attributed to the deterioration in certain dairy operations which caused three of our dairy loan relationships to be moved to nonaccrual status this quarter.  The deterioration in the sector is related to continued low commodity prices for milk combined with increases in the cost of feed and operations.

Nonaccruing loans and leases increased $12.0 million to $18.0 million at September 30, 2010 compared to $6.0 million at June 30, 2010.  The loans and leases included in nonaccruing loans and leases at September 30, 2010 were five loans totaling $275,000 secured by one- to four-family real estate, 15 loans totaling $7.1 million secured by agricultural real estate, 25 loans totaling $7.7 million secured by agricultural business assets, nine loans totaling $1.3 million secured by commercial real estate, 10 loans totaling $554,000 secured by commercial business assets, 21 leases totaling $374,000 secured by equipment, and 24 loans totaling $623,000 secured by consumer assets.

Accruing loans and leases delinquent more than 90 days increased $2.0 million, to $4.2 million at September 30, 2010 compared to $2.2 million at June 30, 2010.  Included in accruing loans and leases delinquent more than 90 days at September 30, 2010 were three loans totaling $300,000 secured by commercial real estate, one loan for $120,000 secured by one-to four-family real estate, four loans totaling $432,000 secured by agricultural real estate, nine loans totaling $446,000 secured by commercial business assets, 16  loans totaling $2.7 million secured by agricultural business assets, two leases totaling $91,000 secured by equipment and eight loans totaling $143,000 of unsecured overdraft and reserve accounts.

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

As of September 30, 2010, foreclosed assets decreased by $4,000, or 0.4%, to $942,000 as compared to $946,000 at June 30, 2010.  The balance at September 30, 2010 consisted of $229,000 of one- to four-family collateral owned, $55,000 of commercial business collateral owned, $205,000 of leased equipment owned, $42,000 of agricultural real estate owned, $404,000 of agricultural business collateral owned, and $7,000 of consumer collateral owned.

At September 30, 2010, the Company had designated $46.2 million of its loans as special mention and $48.4 million of its loans as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  The Company also classified $9.3 million of trust preferred securities in accordance with OTS debt security classification guidelines.  At September 30, 2010, the Company had $12.0 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which none was classified.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes the September 30, 2010 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance the allowance will be adequate in the future.  In addition, the Company’s determination as to the amount of our allowance for loan losses is subject to review by the Bank’s principal federal regulator, the OTS. The OTS will begin its periodic review in the second quarter of fiscal year 2011.  As an integral part of its examination, the OTS will review our allowance for loan losses, and may require us to recognize adjustments to the allowance based on its judgments after a review of the information available to it at the time of its examination.

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

The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets
	September 30, 2010	June 30, 2010
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$275	$159
Commercial real estate	1,307	716
Commercial business	554	469
Equipment finance leases	374	862
Consumer	623	649
Agricultural	14,823	3,181
Total	17,956	6,036

Accruing loans and leases delinquent more than 90 days:
One- to four-family	120	—
Commercial real estate	300	201
Commercial business	446	167
Equipment finance leases	91	334
Consumer	143	22
Agricultural	3,135	1,472
Total	4,235	2,196

Foreclosed assets:
One- to four-family	229	212
Equipment finance leases	205	212
Commercial business	55	32
Consumer	7	8
Agricultural	446	482
Total (1)	942	946

Total nonperforming assets (2)	$23,133	$9,178

Ratio of nonperforming assets to total assets (3)	1.84%	0.73%

Ratio of nonperforming loans and leases to total loans and leases (4) (5)	2.47%	0.92%

Accruing troubled debt restructures	$4,000	$4,000

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

(5)          Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Three Months Ended September 30,
	2010	2009
	(Dollars in Thousands)

Balance at beginning of period	$9,575	$8,470
Charge-offs:
One- to four-family	(15)	(83)
Commercial real estate	(4)	(4)
Commercial business	(219)	(5)
Equipment finance leases	(148)	(113)
Consumer	(296)	(150)
Agricultural	(36)	—
Total charge-offs	(718)	(355)

Recoveries:
One- to four-family	1	3
Commercial business	15	—
Consumer	79	42
Total recoveries	95	45

Net recoveries (charge-offs)	(623)	(310)

Additions charged to operations	3,367	343

Balance at end of period	$12,319	$8,503

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	1.37%	0.99%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	55.51%	68.15%

Ratio of net charge offs to average loans and leases for the year-to-date period (3)	0.28%	0.14%

(1)  Total loans and leases include loans held for sale.

(2)  Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)  Percentages for the three months ended September 30, 2010 and September 30, 2009 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310 (FASB Statement No. 114), “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450 (FASB Statement No. 5) “Accounting for Contingencies” and FASB Statement No. 114 calculations comprise the Company’s allowance for loan and lease losses.

	FAS 5	FAS 114	FAS 5	FAS 114
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan Type	September 30, 2010		June 30, 2010
	(Dollars in Thousands)

One- to four-family	$206	$—	$216	$—
Commercial real estate	1,680	229	1,614	165
Multi-family real estate	26	—	105	—
Commercial business	1,937	67	1,923	67
Equipment finance leases	472	—	579	—
Consumer	1,468	—	1,273	—
Agricultural	3,616	2,618	3,540	93
Total	$9,405	$2,914	$9,250	$325

FAS 114 Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan Type	September 30, 2010			June 30, 2010
	(Dollars in Thousands)

Commercial real estate	2	$795	229	4	731	165
Commercial business	2	166	67	5	362	67
Agricultural	6	19,074	2,618	5	7,728	93
Total	10	$20,035	$2,914	14	$8,821	$325

The allowance for loan and lease losses was $12.3 million at September 30, 2010, as compared to $8.5 million at September 30, 2009.  The ratio of the allowance for loan and lease losses to total loans and leases was 1.37% at September 30, 2010, compared to 0.99% at September 30, 2009.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009

General.  The Company’s net income was $490,000, or $0.07 in basic and diluted earnings per common share for the three months ended September 30, 2010, as compared to net income of $855,000, or $0.21 in basic and diluted earnings per common share for the same period in the prior fiscal year.  For the first quarter of fiscal 2011, the return on average equity and the return on average assets was 2.06% and 0.16%, respectively, compared to 4.87% and 0.29%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $14.2 million for the three months ended September 30, 2010, as compared to $14.6 million for the same period in the prior fiscal year, a decrease of $442,000 or 3.0%.  This decrease was primarily the result of declining average yields on the investment securities.  Loans and leases receivable had an average yield of 5.65% for the three months ended September 30, 2010, which is 10 basis points less than the average yield of 5.75% for the three months ended September 30, 2009.  Investment securities had a decline in average yield of 172 basis points when comparing the first quarter of fiscal 2011 against the same period of the prior year.  The average balance for loans and leases receivables for the first quarter of fiscal 2011 increased $41.2 million, or 4.8% to $892.6 million when compared to the average balance of the first quarter of fiscal 2010.  The average balance of investment securities increased $33.1 million, or 14.7% to $258.4 million for the first quarter of fiscal 2011, when compared to the average balance of the same quarter of the prior fiscal year.  The revenue decrease attributable to the overall declining yield for interest-earning assets was $1.4 million, which was partially offset by the revenue increase due to an increase in average interest-earning assets balances of $909,000.

Interest Expense.  Interest expense was $4.6 million for the three months ended September 30, 2010, as compared to $5.9 million for the same period in the prior fiscal year, a decrease of $1.3 million or 22.4%.  A $1.0 million decrease in interest expense was the result of a decrease in the average rate paid of 1.32% on interest-bearing deposits for the three months ended September 30, 2010, compared to an average rate paid of 1.92% for the three months ended September 30, 2009.  The average balance of interest-bearing deposits increased by $54.6 million, or 7.5%, which increased interest expense by $97,000 for the three months ended September 30, 2010, as compared to the same period of fiscal 2010.  The net effect of interest-bearing deposits on interest expense due to rate and volume was a decrease of $912,000 for the first quarter of fiscal 2011 as compared to the first quarter of 2010.  FHLB advances and other borrowings decreased by $11.8 million, or 5.7% for the three month period ended September 30, 2010, as compared to the three month period ended September 30, 2009, while the rate decreased to 3.03% from 3.64% for the periods.  The resulting reduction in volume and rate decreased interest expense by $406,000 due to these liabilities.  The average rate paid on total interest-bearing liabilities, which include interest-bearing deposits and liabilities, was 1.80% for the three months ended September 30, 2010 as compared to 2.42% for the same period in fiscal 2010.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2010, increased $874,000 or 10.0%, to $9.6 million compared to $8.8 million for the same period in the prior fiscal year.  The net increase in volumes of interest-earning assets in excess of increased volumes of interest-bearing liabilities resulted in a net increase in net interest income of $919,000.  This was partially offset by the net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities and resulted in a net decrease in net interest income of $45,000.  The Company’s Net Interest Margin, TE was 3.33% for the three months ended September 30, 2010, as compared to 3.24% for the three months ended September 30, 2009.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the three months ended September 30, 2010, the Company recorded a provision for losses on loans and leases of $3.4 million compared to $343,000 for the three months ended September 30, 2009.  See “Asset Quality and Potentially Problem Loans and Leases” for further discussion.

Noninterest Income.  Noninterest income was $3.8 million for the quarter ended September 30, 2010, compared to $1.7 million for the quarter ended September 30, 2009, an increase of $2.1 million.  This increase is due primarily to a decrease in net impairment losses recognized in earnings of $1.9 million.  Fees on deposits and net gain on sale of loans increased $163,000 and $251,000, respectively, which added to the increase over the prior year’s amount.  Trust fees and net gain on the sale of securities decreased by $103,000 and $136,000, respectively, which partially offset the increase in noninterest income when comparing the two periods.

There were no net impairment credit losses recognized in earnings for the quarter ended September 30, 2010, compared to a net credit loss of $1.9 million recognized in earnings for the first quarter of fiscal 2010.  Fees on deposits increased by $163,000 to $1.6 million for the quarter ended September 30, 2010, compared to $1.4 million for the quarter ended September 30, 2009, primarily due to a $107,000 increase in net fees from insufficient funds and depositor overdrafts, and a $28,000 net increase in income from point-of-sale purchases by customers and ATM service fees.  Net gain on sale of loans increased $251,000, primarily due to an increase in mortgage loan activity and the related loan sales when comparing the quarter-over-quarter activity.  Net gain on the sale of securities totaled $397,000, a decrease of $136,000 for the three months ended September 30, 2010, as compared to the same period in fiscal 2010.  Trust income decreased $103,000 from $257,000 to $154,000 when comparing the first quarter of fiscal 2010 to fiscal 2011.  The prior year’s quarter activity included a one-time estate fee of $79,000, which was not present in the current quarter’s activity.

Noninterest Expense.  Noninterest expense was $9.4 million for the three months ended September 30, 2010 as compared to $8.9 million for the three months ended September 30, 2009, an increase of $478,000, or 5.3%.  Compensation and employee benefits increased $384,000 and was the primary factor in the overall increase.  Marketing and community investment decreased $65,000 to partially offset the overall increase for the first quarter of fiscal 2011 compared to the same period of fiscal 2010.

Compensation and employee benefits were $5.5 million for the three months ended September 30, 2010, an increase of $384,000 or 7.4% when compared to the three months ended September 30, 2009.  Employee compensation increased $326,000, or 8.8% when compared to the prior year’s quarter due to increased staffing needs for local and new market expansion.  Of the total increase, annual salary increases to existing staff accounted for approximately half of this total.  Performance-based incentives and commissions increased $163,000 due to an increase in performance outcomes for the first quarter of fiscal 2011 as compared to the prior year’s quarter.  Net healthcare costs, which are included in the total for compensation and employee benefits, decreased $161,000, or 21.5% to $587,000 when comparing the three month period ended September 30, 2010 to the same quarter in the prior year.  This decrease is due to the overall utilization decreases and employee reimbursement increases anticipated from the plan modifications initiated on January 1, 2010.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.

Marketing and community investment decreased $65,000, or 13.8% to $406,000 for the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.  The ancillary rewards program and community investment were the primary factors in the decrease as compared to the prior year’s quarter.  The ancillary rewards program was initiated in the beginning of fiscal 2010 and higher costs were associated with the bonus rewards to customers.  The prior year’s quarter costs included bulk rewards costs, which were not present in the current quarter.  Community investments also decreased for the current quarter as compared to the prior year’s quarter due to the timing of larger contributions in the prior fiscal year.  These decreases were partially offset by an increase in advertising costs for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.

Income tax expense.  The Company’s income tax expense for the three months ended September 30, 2010 decreased to $123,000 compared to $302,000 for the same period in the prior fiscal year.  The effective tax rate was 20.1% and 26.1% for the three months ended September 30, 2010 and 2009, respectively.  The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes in the first quarters of fiscal 2011 and fiscal 2010 than anticipated, which reduces the overall effective tax rate.

Liquidity and Capital Resources

The Bank’s primary sources of funds are earnings, in-market deposits, FHLB advances and other borrowings, repayments of loan principal, agency residential mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and maturities of securities, out-of-market deposits and short-term investments.  While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan and security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.  Excess balances are invested in overnight funds.

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

Although in-market deposits is one of the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of September 30, 2010, the Bank had the following sources of additional borrowings:

•                  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•                  $10.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•                  $66.3 million of available credit from the Federal Reserve Bank; and

•                  $47.3 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured lines of federal funds with First Tennessee Bank, NA and Zions Bank at September 30, 2010. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

The Company has a line of credit for $4.0 million with United Bankers’ Bank for liquidity needs, which was renewed and amended on Ocotober 1, 2010 to reduce the line of credit from $6.0 million to $4.0 million.  The Company pledged 100% of the stock of the Bank as collateral on the line of credit. At September 30, 2010, there are no outstanding advances under this Loan Agreement and the note has a maturity of October 1, 2011.  In connection with entering into the Loan Agreement, the Company also entered into a Commercial Pledge Agreement with the Lender, granting the Lender a first security interest in all of the stock of the Bank.  The Loan Agreement contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at September 30, 2010.

In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of September 30, 2010, the Bank had $29.4 million in out-of-market certificates of deposit.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2010, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $18.2 million and to sell mortgage loans of $28.1 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At September 30, 2010, the Bank had outstanding commitments to purchase $195,000 of investment securities available for sale.

The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At September 30, 2010, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 8.73% at September 30, 2010.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 11.71% at September 30, 2010.

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

Recent Accounting Pronouncements

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (ASC Topic 860). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 860 is reportable for interim and annual reports and effective for the Company on reporting periods beginning July 1, 2010.  The Company adopted this guidance effective in the first quarter of fiscal 2011 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

In April 2010, the FASB issued ASU No. 2010-18,”Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”.  As a result of this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The Company adopted this update effective in the first quarter of fiscal 2011 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

In July 2010, FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Topic 310). This guidance will require significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of restructured loans will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 is effective for the Company for interim and annual reporting periods ending after

December 15, 2010 and the Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

During the first quarter of fiscal 2011, the FASB issued several ASUs: ASU No. 2010-20 through ASU No. 2010-26.  Except for ASU No. 2010-20, mentioned above, the other ASUs issued have minimal, if any, impact on the Company.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at September 30, 2010 and 2009, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for fiscal 2010 or that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2010 changed significantly when compared to June 30, 2010.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

September 30, 2010
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$136,425	$21,075	18%
+200	132,959	17,609	15
+100	125,646	10,296	9
—	115,350	—	—
-100	103,819	(11,531)	(10)

September 30, 2009
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$130,136	$10,102	8%
+200	129,045	9,011	8
+100	125,825	5,791	5
—	120,034	—	—
-100	112,835	(7,199)	(6)

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

Item 4.  Controls and Procedures

As of September 30, 2010, an evaluation was performed by the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.  There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  Other than as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.
(Registrant)

Date:	November 12, 2010	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2010	By:	/s/ Darrel L. Posegate
Darrel L. Posegate, Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1

Form of Restated Employment Agreement, made and entered into as of April 26, 2010, between Home Federal Bank and Stephen M. Bianchi (incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.2

Revised Employment Agreement by and among Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on 8-K dated July 22, 2010 and filed with the SEC on July 22, 2010, file no. 033-44383).

10.3	Amendment No. 1 to Loan Agreement, dated October 01, 2010, by and between the Company and United Bankers’ Bank.
31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index