Form 10-Q
period 2010-12-31
HF FINANCIAL CORP
filed 2011-02-11
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

As of February 7, 2011, there were 6,978,561 shares of the registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$18,995	$20,805
Securities available for sale	260,664	264,442
Federal Home Loan Bank stock	9,741	10,334
Loans held for sale	17,013	25,287

Loans and leases receivable	860,579	872,279
Allowance for loan and lease losses	(13,049)	(9,575)
Net loans and leases receivable	847,530	862,704

Accrued interest receivable	9,998	8,785
Office properties and equipment, net of accumulated depreciation	15,202	14,973
Foreclosed real estate and other properties	164	946
Cash value of life insurance	15,425	15,144
Servicing rights	13,215	12,733
Goodwill, net	4,366	4,366
Other assets	13,720	12,496
Total assets	$1,226,033	$1,253,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$910,316	$914,264
Advances from Federal Home Loan Bank and other borrowings	167,362	190,719
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	12,644	11,460
Accrued expenses and other liabilities	13,474	14,300
Total liabilities	1,131,633	1,158,580

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,062,016 and 9,025,792 shares issued at December 31, 2010 and June 30, 2010, respectively	91	90
Common stock subscribed for but not issued	—	—
Additional paid-in capital	44,909	44,496
Retained earnings, substantially restricted	84,679	84,011
Accumulated other comprehensive (loss), net of related deferred tax effect	(4,382)	(3,265)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at December 31, 2010 and June 30, 2010, respectively	(30,897)	(30,897)
Total stockholders’ equity	94,400	94,435
Total liabilities and stockholders’ equity	$1,226,033	$1,253,015

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Interest, dividend and loan fee income:
Loans and leases receivable	$12,540	$12,352	$25,248	$24,695
Investment securities and interest-earning deposits	1,471	1,995	2,954	4,285
	14,011	14,347	28,202	28,980
Interest expense:
Deposits	2,428	3,332	5,040	6,856
Advances from Federal Home Loan Bank and other borrowings	1,942	2,157	3,896	4,515
	4,370	5,489	8,936	11,371
Net interest income	9,641	8,858	19,266	17,609
Provision for losses on loans and leases	1,268	424	4,635	767

Net interest income after provision for losses on loans and leases	8,373	8,434	14,631	16,842

Noninterest income:
Fees on deposits	1,590	1,403	3,199	2,849
Loan servicing income	417	488	919	979
Gain on sale of loans, net	1,103	537	1,850	1,033
Earnings on cash value of life insurance	168	164	334	328
Trust income	162	207	316	464
Gain on sale of securities, net	94	603	491	1,136

Total other-than-temporary impairment losses	—	(1,663)	—	(2,081)
Portion of loss recognized in other comprehensive income (before taxes)	—	1,323	—	(117)
Net impairment losses recognized in earnings	—	(340)	—	(2,198)

Other	307	191	514	360
	3,841	3,253	7,623	4,951
Noninterest expense:
Compensation and employee benefits	5,532	5,139	11,079	10,302
Occupancy and equipment	1,138	1,100	2,277	2,184
FDIC insurance	407	335	751	660
Check and data processing expense	660	677	1,366	1,375
Professional fees	573	337	1,164	937
Marketing and community investment	469	494	875	965
Foreclosed real estate and other properties, net	110	48	135	67
Other	752	649	1,421	1,238
	9,641	8,779	19,068	17,728

Income before income taxes	2,573	2,908	3,186	4,065

Income tax expense	830	947	953	1,249

Net income	$1,743	$1,961	$2,233	$2,816

Comprehensive income (loss)	$1,668	$1,401	$1,116	$3,499

Basic earnings per common share:	$0.25	$0.38	$0.32	$0.61
Diluted earnings per common share:	0.25	0.38	0.32	0.61
Dividends declared per common share	0.11	0.11	0.23	0.23

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share data)

(Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities
Net income	$2,233	$2,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities Provision for losses on loans and leases	4,635	767
Depreciation	970	1,005
Amortization of discounts and premiums on securities and other	2,586	1,451
Stock based compensation	122	369
Net change in loans held for resale	10,124	(7,209)
(Gain) on sale of loans, net	(1,850)	(1,033)
Realized (gain) on sale of securities, net	(491)	(1,136)
Other-than-temporary impairments recognized in noninterest income	—	2,198
(Gains) losses and provision-for-losses on sales of foreclosed real estate and other properties, net	63	7
Change in other assets and liabilities	(4,035)	(9,255)
Net cash provided by (used in) operating activities	14,357	(10,020)

Cash flows from investing activities
Loan participations purchased	(412)	(1,320)
Net change in loans outstanding	10,829	32,329
Securities available for sale
Sales, maturities, repayments and adjustments	52,041	49,506
Purchases	(51,026)	(49,432)
Purchase of Federal Home Loan Bank stock	(3,604)	(13)
Redemption of Federal Home Loan Bank stock	4,197	3,641
Purchase of office properties and equipment	(1,199)	(1,726)
Purchase of servicing rights	(410)	(817)
Proceeds from sale of foreclosed real estate and other properties	811	265
Net cash provided by investing activities	11,227	32,433

Cash flows from financing activities
Net increase (decrease) in deposit accounts	(3,948)	25,520
Proceeds of advances from Federal Home Loan Bank and other borrowings	509,854	1,107,707
Payments on advances from Federal Home Loan Bank and other borrowings	(533,211)	(1,154,535)
Increase (decrease) in advances by borrowers	1,184	(669)
Proceeds from issuance of common stock	292	20,667
Cash dividends paid	(1,565)	(908)
Net cash (used in) financing activities	(27,394)	(2,218)

Increase (decrease) in cash and cash equivalents	(1,810)	20,195
Cash and cash equivalents
Beginning	20,805	18,511
Ending	$18,995	$38,706

Supplemental disclosures of cash flows information
Cash payments for interest	$9,581	$12,449
Cash payments for income and franchise taxes, net	179	1,318

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

Management has evaluated subsequent events for potential disclosure or recognition through February 11, 2011, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Summary of Significant Accounting Policies Related to Loans and Leases Receivables and Allowance for Loan and Lease Losses

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

The allowance for loan losses is evaluated on a regular basis by management and is maintained at a level believed to be adequate to absorb probable and estimated losses inherent in the loan.  Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change.  In determining the general allowance management has segregated the loan portfolio by collateral type.  This allows management to identify trends in borrower behavior and loss severity. A historical loss factor is computed for each collateral type.  In determining the appropriate period of activity to use in computing the historical loss factor management considers trends in quarterly net charge-off ratios.  In addition to the historical loss factor, management considers the impact of the following qualitative factors: changes in lending policies; procedures and practices; economic and industry trends and conditions; experience; ability and depth of lending management; level of and trends in past dues and delinquent loans; changes in the quality of the loan review system; changes in the value of the underlying collateral for collateral dependent loans; changes in credit concentrations and portfolio size; and other external factors such as legal and regulatory.

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

NOTE 2—REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at December 31, 2010:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$61,118	5.00%
Actual	111,546	9.13
Excess over required	50,428	4.13

Total Risk-based capital (to risk-weighted assets):
Required	$98,590	10.00%
Actual	120,462	12.22
Excess over required	21,872	2.22

NOTE 3—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. The weighted average number of basic common shares outstanding for the three months ended December 31,

2010 and 2009 was 6,970,787 and 5,201,869, respectively.  The weighted average number of basic common shares outstanding for the six months ended December 31, 2010 and 2009 was 6,958,545 and 4,616,130, respectively.

Dilutive earnings per common share is similar to the computation of basic earnings per common share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended December 31, 2010 and 2009 was 6,973,214 and 5,204,102, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the six months ended December 31, 2010 and 2009 was 6,959,652 and 4,622,984, respectively.

NOTE 4—INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	December 31, 2010
		Total Other-Than
		Temporary
		Impairment
		Recognized in	Adjusted	Gross	Gross
	Amortized	Accumulated Other	Carrying	Unrealized	Unrealized	Fair
	Cost	Comprehensive Income	Cost	Gains	(Losses)	Value

Debt securities:
U.S. government agencies	$4,547	$—	$4,547	$15	$(19)	$4,543
Municipal bonds	13,634	—	13,634	345	(76)	13,903
Trust preferred securities	12,401	(3,080)	9,321	—	(6,386)	2,935
	30,582	(3,080)	27,502	360	(6,481)	21,381

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	(1)	6
Other investments	253	—	253	—	—	253
	268	(8)	260	—	(1)	259

Agency residential mortgage- backed securities	235,413	—	235,413	4,056	(445)	239,024
	$266,263	$(3,088)	$263,175	$4,416	$(6,927)	$260,664

	December 31, 2009
		Total Other-Than
		Temporary
		Impairment
		Recognized in	Adjusted	Gross	Gross
	Amortized	Accumulated Other	Carrying	Unrealized	Unrealized	Fair
	Cost	Comprehensive Income	Cost	Gains	(Losses)	Value

Debt securities:
U.S. government agencies	$2,632	$—	$2,632	$26	$—	$2,658
Municipal bonds	13,944	—	13,944	373	(64)	14,253
Trust preferred securities	12,296	(2,595)	9,701	—	(5,488)	4,213
	28,872	(2,595)	26,277	399	(5,552)	21,124

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	(4)	3
Other investments	253	—	253	—	—	253
	268	(8)	260	—	(4)	256

Agency residential mortgage- backed securities	197,559	—	197,559	3,614	(713)	200,460
	$226,699	$(2,603)	$224,096	$4,013	$(6,269)	$221,840

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

The following table presents the fair value and age of gross unrealized losses by investment category at December 31, 2010:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$977	$(19)	$—	$—	$977	$(19)
Municipal bonds	3,360	(70)	256	(6)	3,616	(76)
Trust preferred securities	—	—	2,935	(6,386)	2,935	(6,386)
	4,337	(89)	3,191	(6,392)	7,528	(6,481)
Equity securities:
Federal Ag Mortgage	6	(1)	—	—	6	(1)

Agency residential mortgage-backed securities	57,095	(444)	162	(1)	57,257	(445)
	$61,438	$(534)	$3,353	$(6,393)	$64,791	$(6,927)

For the three months ended December 31, 2010, gross proceeds from the securities sold at a gain were $5.3 million, resulting in a gain on sale of securities of $94,000.  This compares to gross proceeds of $13.1 million, resulting in a gain on sale of securities of $603,000 for the three months ended December 31, 2009.  No securities were sold for a loss during the second quarters of fiscal 2011 and fiscal 2010.

For the six months ended December 31, 2010, gross proceeds from the securities sold at a gain were $17.9 million, resulting in a gain on sale of securities of $491,000.  This compares to gross proceeds of $24.2 million, resulting in a gain on sale of securities of $1.1 million for the six months ended December 31, 2009.  No securities were sold for a loss for the first six months of fiscal 2011 and fiscal 2010.

The unrealized loss reported for U.S. government agencies relate to one security issued by the Federal National  Mortgage Association (“FNMA”).  This unrealized loss is primarily attributable to changes in interest rates and the contractual cash flows of this investment which is guaranteed by an agency of the U.S. government.    Management does not believe the unrealized loss as of December 31, 2010 represent an other-than-temporary impairment for this investment.  The Company does not have the intent to sell this security (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell this security before anticipated recovery of fair value.

The unrealized losses reported for municipal bonds relate to 24 municipal general obligation or revenue bonds.  The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes.  Management does not believe any individual unrealized losses as of December 31, 2010 represent an other-than-temporary impairment for these investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for agency residential mortgage-backed securities relate to 23 securities issued by the FNMA, the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government.  Management does not believe any of these unrealized losses as of December 31, 2010 represent an other-than-temporary impairment for those investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The unrealized losses reported for trust preferred securities are attributable to six rated pooled securities. Rating downgrades regarding these investments have occurred, placing each in a below investment grade rating. The securities have an adjusted carrying cost of $9.3 million rated Ca.  The market for these securities is currently inactive. The CUSIPs of the trust preferred securities are 74042TAE1, 740417AB6, 74042CAE8, 74041EAC9, 74041RAB2, and 55312HAE9. The Company performed assessments of available information for each security during the second quarter ended December 31, 2010, and also considered factors such as overall deal structure and its position within the structure, quality of underlying issuers within each pool, defaults and recoveries, loss severities and prepayments. Based upon scenarios developed in regard to this information, management compared the present value of best estimates of cash flows expected to be collected from each security at the security’s effective interest rate to the amortized cost basis of each security. Management determined that no trust preferred securities exhibited an other-than-temporary impairment credit loss for the quarter ended December 31,  2010.  See Note 14 “Financial Instruments and Fair Value Measurement” for additional information related to the determination of fair value. The Company does not have the intent to sell these six securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value. Within this segment, five securities with amortized cost of $7.5 million are quarterly variable-rate securities tied to 3-month LIBOR.

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses charged to earnings:

Six Months Ended
December 31, 2010
(Dollars in Thousands)
Beginning balance of credit losses on securities held as of July 1, 2010 for which a portion of other-than-temporary impairment was recognized in other comprehensive income (1)	$3,088

Credit losses for which an other-than-temporary impairment was not previously recognized	—

Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—

Ending balance of credit losses on securities held as of December 31, 2010 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$3,088

(1) Includes $8 of other-than-temporary impairment related to Fannie Mae common stock

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	December 31, 2010
					TOTAL
	Less than	1 to 5	5 to 10	Over 10	Adjusted	Fair
	1 Year	Years	Years	Years	Carrying Cost	Values
	(Dollars in Thousands)

U.S. government agencies	$—	$4,547	$—	$—	$4,547	$4,543
Municipal bonds	1,577	4,992	5,019	2,046	13,634	13,903
Trust preferred securities	—	—	—	9,321	9,321	2,935
Agency residential mortgage-backed securities	—	1,731	7,076	226,606	235,413	239,024
Total investment securities	$1,577	$11,270	$12,095	$237,973	$262,915	$260,405

NOTE 5—LOANS AND LEASES RECEIVABLE

The following tables summarize the activity in the allowance for credit losses by portfolio segment and the related statement balances:

			Commercial
	Residential	Commercial	Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)
Allowance for Credit Losses:
Balance at beginning of period	$216	$2,558	$1,885	$3,633	$1,283	$9,575
Charge-offs	(15)	(367)	(9)	(280)	(616)	(1,287)
Recoveries	1	15	—	—	110	126
Provisions	32	(286)	(53)	3,915	1,027	4,635

Balance at end of period	$234	$1,920	$1,823	$7,268	$1,804	$13,049

Individually evaluated for impairment	$—	$67	$229	$3,652	$—	$3,948
Collectively evaluated for impairment	234	1,853	1,594	3,616	1,804	9,101

Balance at end of period	$234	$1,920	$1,823	$7,268	$1,804	$13,049

Financing Receivables:
Individually evaluated for impairment	$—	$552	$1,394	$24,050	$—-	$25,996
Collectively evaluated for impairment	69,511	101,275	289,876	246,090	127,831	834,583

Balance at end of period	$69,511	$101,827	$291,270	$270,140	$127,831	$860,579

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For loans other than residential and consumer, the Company analyzes loans individually, by classifying the loans as to credit risk. This analysis includes non-term loans, regardless of balance and term loans with an outstanding balance greater than $100,000.  Each loan is reviewed annually, at a minimum.  Specific events applicable to the loan may trigger an additional review prior to its scheduled review, if such event is determined to possibly modify the risk classification.  The summary of the analysis for the portfolio is calculated on a monthly basis. The Company uses the following definitions for risk ratings:

Pass -  Loans classified as pass represent loans that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the pay capacity, the current net worth, and the value of the loan collateral of the obligator.

Special Watch -  Loans classified as special watch possess potential weaknesses that require management attention, but do not yet warrant adverse classification. While the status of a loan put on this list may not technically trigger their classification as Substandard or Doubtful, it is considered a proactive way to identify potential issues and address them before the situation deteriorates further and does result in a loss for the Bank.

Substandard -  Loans classified as substandard are inadequately protected by the current net worth, paying capacity of the obligor, or by the collateral pledged. Substandard loans must have a well-defined weakness or weaknesses that jeopardize the repayment of the debt as originally contracted. They are characterized by the distinct possibility that the Bank will sustain a loss if the deficiencies are not corrected.

Doubtful -  Loans classified as doubtful have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that fall into this class are deemed collateral dependent and an individual impairment analysis is performed on all relationships. Loans in this category are allocated a specific reserve if the estimated discounted cash flows from the loan (or collateral value less cost to sell for collateral dependent loans) does not support the outstanding loan balance or charged off if deemed uncollectible.

The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:

Credit Quality Indicators

December 31, 2010

Credit risk profile by internally assigned grade - Commercial, Equipment Finance Leases, Commercial Real Estate and Agricultural

	Pass	Special Watch	Substandard	Doubtful
	(Dollars in Thousands)

Commercial Business	$79,906	$747	$12,374	$551
Equipment Finance Leases	7,409	232	558	50
Commercial Real Estate	206,476	3,770	10,490	1,335
Multi-family Real Estate	48,626	—	147	—
Construction	20,426	—	—	—
Agricultural Business	106,369	19,380	11,942	6,553
Agricultural Real Estate	84,143	11,664	19,339	10,750

	$553,355	$35,793	$54,850	$19,239

Residential and consumer loans are managed on a pool basis due to their homogeneous nature.  Loans that are delinquent 90 days or more or are not accruing interest are considered nonperforming.

The following table presents the recorded investment in residential and consumer loans by class based on payment activity at December 31, 2010:

Credit risk profile by based on payment activity - Residential and Consumer

	Performing	Nonperforming
	(Dollars in Thousands)
One-to Four- Family	$65,273	$867
Construction	3,161	210
Consumer Direct	21,670	38
Consumer Home Equity	97,484	597
Consumer OD & Reserves	3,491	150
Consumer Indirect	4,310	91

	$195,389	$1,953

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

Age Analysis of Past Due Financing Receivables

December 31, 2010

							Recorded
						Total	Investment >
	30- 59 Days	60- 89 Days	Greater Than	Total		Financing	90 Days and	Nonaccrual
	Past Due	Past Due	89 Days	Past Due	Current	Receivables	Accruing	Balance
Residential:
One-to four-family	$603	$89	$836	$1,528	$64,612	$66,140	$431	$436
Construction	—	—	210	210	3,161	3,371	—	210

Commercial:
Commercial business	285	—	471	756	92,822	93,578	97	632
Equipment finance leases	94	—	364	458	7,791	8,249	—	364
Commercial real estate	1,667	782	1,553	4,002	218,069	222,071	825	1,335
Multi-family real estate	—	—	—	—	48,773	48,773	—	—
Construction	—	—	—	—	20,426	20,426	—	—
Agricultural business	766	1,181	6,729	8,676	135,568	144,244	1,807	10,283
Agricultural real estate	1,248	3,129	6,632	11,009	114,887	125,896	1,328	12,872

Consumer:
Consumer direct	22	63	25	110	21,598	21,708	—	38
Consumer home equity	558	20	595	1,173	96,908	98,081	—	597
Consumer OD & reserve	34	24	150	208	3,433	3,641	150	—
Consumer indirect	53	1	81	135	4,266	4,401	—	92
Total	$5,330	$5,289	$17,646	$28,265	$832,314	$860,579	$4,638	$26,859

At December 31, 2010, the Corporation has identified $26.0 million of loans as impaired which includes performing troubled debt restructurings.  A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters’ averages to determine an annual average balance.

The following table summarizes impaired loans by class of loans and the specific valuation allowance and interest income related to each:

Impaired Loans

For the Six months Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial business	$463	$690	$—	$—	$1
Commercial real estate	770	770	—	768	—
Agricultural business	648	648	—	659	—
Agricultural real estate	355	355	—	356	—
	2,236	2,463	—	1,783	1
With an allowance recorded:
Commercial business	89	89	67	89	—
Commercial real estate	624	646	229	624	3
Agricultural business	10,643	10,643	2,971	10,652	33
Agricultural real estate	12,404	12,404	681	12,432	35
	23,760	23,782	3,948	23,797	71
Total:
Commercial business	552	779	67	89	1
Commercial real estate	1,394	1,416	229	1,392	3
Agricultural business	11,291	11,291	2,971	11,311	33
Agricultural real estate	12,759	12,759	681	12,788	35
	$25,996	$26,245	$3,948	$25,580	$72

(1)          Represents the borrower’s loan obligation, gross of any previously charged-off amounts.

NOTE 6—LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

The following tables summarize the activity in, and the main assumptions used to estimate the amortization of servicing rights:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Dollars in Thousands)

Balance, beginning	$12,970	$11,998	$12,733	$11,768
Additions	740	775	1,361	1,429
Amortization	(495)	(422)	(879)	(846)
Balance, ending	$13,215	$12,351	$13,215	$12,351

Servicing fees received	$912	$910	$1,798	$1,825
Balance of loans serviced at:
Beginning of period	1,154,502	1,073,658	1,133,649	1,046,600
End of period	1,175,592	1,111,380	1,175,592	1,111,380

Amortization of servicing rights is adjusted each quarter as the result of the evaluation of historical prepayment activity.  For the second quarter ended December 31, 2010 and 2009, the constant prepayment rates (CPR) used to calculate the amortization was 11.89% and 10.57%, respectively.  Management utilized a discount rate of 9.00% and 10.00% for valuation purposes for both periods, respectively.

NOTE 7—SEGMENT REPORTING

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

	Three Months Ended December 31,
	2010			2009
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$10,091	$(450)	$9,641	$9,349	$(491)	$8,858
Provision for losses on loans and leases	(1,268)	—	(1,268)	(424)	—	(424)
Non-interest income	3,748	93	3,841	3,183	70	3,253
Intersegment non-interest income	(78)	12	(66)	(24)	(37)	(61)
Non-interest expense	(9,100)	(541)	(9,641)	(8,365)	(414)	(8,779)
Intersegment non-interest expense	—	66	66	—	61	61
Income (loss) before income taxes	$3,393	$(820)	$2,573	$3,719	$(811)	$2,908

Total assets at December 31	$1,213,963	$12,070	$1,226,033	$1,158,655	$16,793	$1,175,448

	Six Months Ended December 31,
	2010			2009
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$20,167	$(901)	$19,266	$18,590	$(981)	$17,609
Provision for losses on loans and leases	(4,635)	—	(4,635)	(767)	—	(767)
Non-interest income	7,414	209	7,623	4,765	186	4,951
Intersegment non-interest income	(127)	(3)	(130)	(48)	(76)	(124)
Non-interest expense	(18,037)	(1,031)	(19,068)	(16,895)	(833)	(17,728)
Intersegment non-interest expense	—	130	130	—	124	124
Income (loss) before income taxes	$4,782	$(1,596)	$3,186	$5,645	$(1,580)	$4,065

Total assets at December 31	$1,213,963	$12,070	$1,226,033	$1,158,655	$16,793	$1,175,448

NOTE 8—DEFINED BENEFIT PLAN

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Dollars in Thousands)

Service cost	$147	$142	$294	$284
Interest cost	154	143	308	287
Amortization of prior losses	24	46	47	91
Expected return on plan assets	(160)	(139)	(319)	(278)
Total costs recognized in expense	$165	$192	$330	$384

The Company previously disclosed in its consolidated financial statements for fiscal 2010, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $425,000 in fiscal 2010 to fund its qualified pension plan.  During the second quarter of the fiscal 2011, the Company made contributions of $455,000 to fund its qualified pension plan.  The Company anticipates no additional contributions will be made in fiscal 2011.

NOTE 9—SELF-INSURED HEALTHCARE PLAN

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

The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended June 30,
	2011	2010
	(Dollars in Thousands)

Quarter ended September 30	$587	$748
Quarter ended December 31	483	311
Quarter ended March 31	—	486
Quarter ended June 30	—	602
Net healthcare costs	$1,070	$2,147

NOTE 10—STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock appreciation rights (SARs) granted in the second quarter of fiscal 2011.

The following assumptions were used for grants in the six months ended December 31, 2009:

Expected volatility	22.00%
Expected dividend yield	3.61%
Risk-free interest rate	2.35%
Expected term (in years)	5

Stock option activity for the six months ended December 31, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Beginning balance	133,240	$13.15
Granted	—	—
Forfeited	(379)	7.75
Exercised	(13,855)	10.05

Ending balance	119,006	$13.52	2.91	$28,202

Vested and exercisable	119,006	$13.52	2.91	$28,202

Stock appreciation rights activity for the six months ended December 31, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value

Beginning balance	198,136	$13.70
Granted	—	—
Forfeited	(7,285)	13.56
Exercised	—	—

Ending balance	190,851	$13.71	7.99	$—

Vested and exercisable	83,739	$14.49	7.46	$—

The total intrinsic value of options exercised during the six months ended December 31, 2010 and 2009 was $5,000 and $0, respectively.  Cash received from the exercise of these options was $139,000 and $0, respectively.  There were no cashless option exercises or related tax benefit realized for the six months ended December 31, 2010 and 2009.  There were no stock appreciation rights (SARs) granted during the six months ended December 31, 2010, while the weighted-average grant date fair value of SARs granted during the six months ended December 31, 2009 was $1.75.  The total unrecognized compensation cost related to nonvested SARs awards at December 31, 2010 was $163,000.  This unrecognized cost is expected to be recognized over a weighted average period of 20 months.

Nonvested share activity for the six months ended December 31 follows:

	2010		2009
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance, beginning	69,475	$13.68	90,708	$15.81
Granted	23,266	10.70	38,062	10.80
Vested	(49,238)	13.81	(55,403)	15.30
Forfeited	(897)	13.27	(506)	16.53

Nonvested balance, ending	42,606	$11.91	72,861	$13.58

Pretax compensation expense recognized for nonvested shares for the six months ended December 31, 2010, and 2009 was $132,000 and $276,000, respectively.  The tax benefit for the six months ended December 31, 2010, and 2009 was $45,000 and $94,000, respectively.  As of December 31, 2010, there was $314,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 31 months.  The total fair value of shares vested during the six months ended December 31, 2010 and 2009 was $680,000 and $673,000, respectively.

In association with the 2002 Option Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the second quarter of fiscal 2011, 16,419 shares of nonvested stock were awarded, which vest on the first anniversary of the date of grant.  As of December 31, 2010, there was $181,000 of total unrecognized compensation cost related to nonvested shares, which are expected to be recognized over the remaining period of 11 months.  For the six months ended December 31, 2010, amortization expense was recorded in the amount of $67,000.

These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for fiscal 2010, under Note 16 of “Notes to Consolidated Financial Statements.”

NOTE 11—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

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

NOTE 12—INTEREST RATE CONTRACTS

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

During the first quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%. The fair value of the derivative was an unrealized loss of $446,000 and $491,000 at December 31, 2010, and 2009, respectively.  During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement and will replace the existing swap agreement for the variable-rate Trust Preferred VI security upon the existing swap’s maturity.  The $5.0 million notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.95%, effective October 1, 2012.  The fair value of the derivative was an unrealized loss of $195,000 at December 31, 2010 and an unrealized gain of $98,000 at December 31, 2009.

During the fourth quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $7.0 million notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 6.19%.  The fair value of the derivative was an unrealized loss of $51,000 and $222,000 at December 31, 2010, and 2009, respectively.  During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement and will replace the existing swap agreement for the variable-rate Trust Preferred IV security upon the existing swap’s maturity.  The $7.0 million notional amount fixed-rate instrument has a term of three years at a fixed rate of 5.93%, effective January 8, 2011.  The fair value of the derivative was an unrealized loss of $326,000 at December 31, 2010 and an unrealized gain of $91,000 at December 31, 2009.

During the first quarter of fiscal 2009, the Company entered into an interest rate swap agreement with a $3.0 million notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%. The Company also entered into an interest rate swap agreement with a $2.0 million notional amount to convert the remaining portion of variable-rate Trust Preferred III security into a fixed rate instrument for a term of four years at a fixed rate of 6.91%. The fair value of the $3.0 million notional derivative was an unrealized loss of $91,000 and $135,000 at December 31, 2010, and 2009, respectively.  The fair value of the $2.0 million notional derivative was an unrealized loss of $119,000 and $107,000 at December 31, 2010, and 2009, respectively.  During the fourth quarter of fiscal 2010, the Company entered into two forward-starting interest rate swap agreements and will replace the existing swap agreements for the variable-rate Trust Preferred III security upon the existing swaps’ maturity.  The $3.0 million notional amount fixed-rate instrument has a term of four years at a fixed rate of 6.58%, effective October 7, 2011.  The $2.0 million notional amount fixed-rate instrument has a term of two years at a fixed rate of 6.58%, effective October 9, 2012.  The fair values of the $3.0 million and $2.0 million notional amount derivatives were unrealized losses of $101,000 and $29,000, respectively, at December 31, 2010.

During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement with a $10.0 million notional amount to convert the variable-rate Trust Preferred V security into a fixed-rate instrument.  The $10.0 million notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.68%, effective December 1, 2011.  The fair value of the derivative was an unrealized loss of $477,000 at December 31, 2010 and an unrealized gain of $222,000 at December 31, 2009.

During the fourth quarter of fiscal 2010, the Bank entered into five forward-starting interest rate swap agreements with notional amounts totaling $35.0 million to convert the variable-rate attributes of a pool of deposits into fixed-rate instruments.  The $3.0 million notional amount fixed-rate instrument has a term of four years at a fixed rate of 2.20%, and became effective November 18, 2010.  The $7.0 million notional amount fixed-rate instrument has a term of 30 months at a fixed rate of 2.09%, effective March 7, 2011. The $10.0 million notional amount fixed-rate instrument has a term of 42 months at a fixed rate of 2.44%, effective May 10, 2011.  The $10.0 million notional amount fixed-rate instrument has a term of three years at a fixed rate of 2.56%, effective April 21, 2011.  The $5.0 million notional amount fixed-rate instrument has a term of three years at a fixed rate of 2.30%, effective January 21, 2011.  The fair values of the $3.0 million, $7.0 million, $10.0 million, $10.0 million and $5.0 million notional amount derivatives were unrealized losses of $113,000, $231,000, $368,000, $436,000 and $208,000, respectively, at December 31, 2010.

No gain or loss was recognized in earnings for the six months ended December 31, 2010, and 2009 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of December 31, 2010, are expected to be reclassified into earnings during the current fiscal year.  See Note 13 “Accumulated Other Comprehensive Loss” for amounts reported as other comprehensive loss.

The Company posted $1.9 million in cash and $2.2 million in investment securities under collateral arrangements as of December 31, 2010, to satisfy collateral requirements associated with its interest rate swap contracts.

The following table summarizes the derivative financial instruments utilized as of December 31, 2010:

	Balance	Notional	Estimated Fair Value
Cash flow hedge	Sheet Location	Amount	Gain	Loss
		(Dollars in Thousands)

Interest rate swap contracts	Other assets	$44,000	$—	$(1,835)
Interest rate swap contracts	Accrued expenses and other liabilities	35,000	—	(1,356)

		$79,000	$—	$(3,191)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of December 31, 2010:

		Average
	Notional	Maturity	Fair	Weighted Average Rate
Liability conversion swaps	Amount	(years)	Value	Receive	Pay
	(Dollars in Thousands)

Interest rate swap contracts	$79,000	3.0	$(3,191)	2.6%	4.5%

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Dollars in Thousands)

Net income	$1,743	$1,961	$2,233	$2,816
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	—	(1,663)	—	(2,081)
Change in unrealized gain (losses) on other securities available for sale	(1,340)	482	(1,062)	1,684
Reclassification adjustment:
Net impairment credit loss recognized in earnings	—	340	—	2,198
Security (gains) recognized in earnings	(94)	(603)	(491)	(1,136)
Net unrealized gains (losses)	(1,434)	(1,444)	(1,553)	665
Income tax benefit (expense)	545	550	590	(252)
Other comprehensive income (loss) on securities available for sale	(889)	(894)	(963)	413

Defined benefit plan:
Other comprehensive (loss) on defined benefit plan	—	—	—	—

Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	1,233	505	(234)	409
Income tax benefit (expense)	(419)	(171)	80	(139)
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	814	334	(154)	270

Total other comprehensive income (loss)	(75)	(560)	(1,117)	683

Comprehensive income	$1,668	$1,401	$1,116	$3,499

Cumulative other comprehensive (loss) balances were:

Unrealized loss on securities available for sale, net of related tax effect of $954 and $858			$(1,557)	$(1,398)
Unrealized loss on defined benefit plan, net of related tax effect of $441 and $1,177			(719)	(1,920)
Unrealized loss on cash flow hedging activities, net of related tax effect of $1,085 and $185			(2,106)	(358)

			$(4,382)	$(3,676)

NOTE 14—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

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

Estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial Assets
Cash and cash equivalents	$18,995	$18,995	$20,805	$20,805
Securities	260,664	260,664	264,442	264,442
Federal Home Loan Bank stock	9,741	9,741	10,334	10,334
Loans and leases	864,543	869,266	887,991	893,282
Accrued interest receivable	9,998	9,998	8,785	8,785
Servicing rights	13,215	14,188	12,733	17,022
Interest rate swap contracts	(1,835)	(1,835)	(1,957)	(1,957)

Financial liabilities
Deposits	910,316	888,191	914,264	921,410
Interest rate swap contracts on deposits	1,356	1,356	1,000	1,000
Borrowed funds	167,362	174,770	190,719	199,323
Subordinated debentures payable to trusts	27,837	21,924	27,837	16,344
Accrued interest payable and advances by borrowers for taxes and insurance	15,744	15,744	15,205	15,205

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at December 31, 2010:

	Quoted Prices	Significant	Significant
	In Active	Other Observable	Unobservable
	Markets	Inputs	Inputs	Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in Thousands)
Securities available for sale
Debt securities:
U.S. government agencies	$—	$4,543	$—	$4,543
Municipal bonds	—	13,903	—	13,903
Trust preferred securities	—	—	2,935	2,935
Equity securities:
Federal Ag Mortgage	6	—	—	6
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	239,024	—	239,024
Securities available for sale	6	257,723	2,935	260,664
Interest rate swaps	—	(1,835)	—	(1,835)
Total assets	6	255,888	2,935	258,829

Interest rate swaps on deposits	—	1,356	—	1,356
Total liabilities	$—	$1,356	$—	$1,356

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

The following table reconciles the beginning and ending balances of the assets or liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs:

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

	Six Months Ended
	December 31,
	2010	2009
	(Dollars in Thousands)

Beginning balance	$3,902	$6,051
Total realized/unrealized gains (losses)
Included in earnings	—	(2,198)
Included in other comprehensive loss	(1,031)	336
Purchases, issuances, (paydowns) and (sales)	64	24
Transfers into or (out) of Level 3	—	—
Ending balance	$2,935	$4,213

The table below presents the Company’s assets subject to the nonrecurring fair value measurements by level within the hierarchy at December 31, 2010:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable	Fiscal 2011
	Markets	Inputs	Inputs	Incurred
	(Level 1)	(Level 2)	(Level 3)	Losses

Loans held for sale	$—	$17,013	$—	$—
Impaired loans	—	9,923	12,125	—
Mortgage servicing rights	—	—	13,215	—
Foreclosed assets	—	—	—	—

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

Executive Summary

The Company’s net income for the first six months of fiscal 2011 was $2.2 million, or $0.32 in diluted earnings per common share, compared to $2.8 million, or $0.61 in diluted earnings per common share, for the same period of fiscal 2010.

Net interest income for the first six months of fiscal 2011 was $19.3 million, an increase of $1.7 million, or 9.4%, compared to the same period a year ago.  For the six months ended December 31, 2010, average interest-earning assets and average interest-bearing liabilities increased 7.2% and 5.3%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 4.81% for the first six months of fiscal 2011, compared to 5.29% a year ago, a decrease of 48 basis points.  For the same period, cost of deposits, which include all interest-bearing and noninterest bearing deposits, decreased to 1.13%, compared to 1.65%, a decrease of 52 basis points.

The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the six months ended December 31, 2010 was 3.33%, compared to 3.27% for the same period a year ago, an increase of 6 basis points.  This increase was achieved even though an interest income reversal due to loans placed in nonaccrual status negatively impacted the Net Interest Margin, TE percentage by 7 basis points for the first quarter of fiscal 2011 and an additional 7 basis points for the second quarter of fiscal 2011.  A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the interest-bearing liabilities, while the average balances for these categories increased over the comparable period of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

The allowance for loan and lease losses increased $3.5 million to $13.0 million at December 31, 2010, compared to June 30, 2010.  The ratio of allowance for loan and lease losses to total loans and leases was 1.49% as of December 31, 2010 compared to 1.37% and 1.07% at September 30, 2010 and June 30, 2010, respectively.  Total nonperforming assets at December 31, 2010 were $31.7 million as compared to $23.1 million and $9.2 million at September 30, 2010 and June 30, 2010, respectively.  The ratio of nonperforming assets to total assets increased to 2.58% at December 31, 2010, compared to 1.84 % and 0.73% at September 30, 2010 and June 30, 2010, respectively.  The overall increase in nonperforming assets was primarily attributed to the deterioration in certain dairy operations which caused seven of our dairy loan relationships to be moved to nonaccrual status in the first six months of fiscal 2011.  The deterioration in the sector is related to continued low commodity prices for milk combined with increases in the cost of feed and operations. The specific valuation allowance on identified impaired loans increased to $3.9 million at December 31, 2010, compared to $2.9 million and $325,000 at September 30, 2010 and June 30, 2010, respectively.  All identified impaired loans are reviewed to assess the borrower’s inability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.

Foreclosed real estate and other properties decreased by $782,000 to $164,000 at December 31, 2010.  During the first two quarters of fiscal 2011, the Company has been able to sell most of the remaining assets that have been previously foreclosed. When compared to December 31, 2009, the Company has reduced these assets by $969,000.

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

The Company held $9.3 million in trust preferred securities at December 31, 2010 that are currently impaired under applicable accounting rules.  These are comprised of pooled securities issued primarily by banks throughout the United States, and were downgraded to a below investment grade rating.  The Company performed analysis to determine if any of the securities had a credit loss by estimating if any of the cash flows are not expected to be received as contracted.  Based upon the analysis, the Company recognized no other-than-temporary impairment credit loss for the six months ended December 31, 2010, compared to $2.2 million for the same period of the prior year.  Fair value on these investments was recorded at $2.9 million at December 31, 2010.

Total deposits at December 31, 2010, were $910.3 million, a decrease of $3.9 million, or 0.4% from June 30, 2010.  During the six month period, in-market deposits, exclusive of public funds, increased $6.0 million, while out-of-market deposits and public funds decreased $3.5 million and $6.5 million, respectively.  The primary factor affecting interest expense was the decrease in the average rates paid on interest-bearing deposits for the six month period ended December 31, 2010, of 1.28% compared to 1.86% for the six month period ended December 31, 2009.

On January 31, 2011, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the second quarter of fiscal 2011.  The dividend will be paid on February 18, 2011, to stockholders of record on February 11, 2011.

The total risk-based capital ratio of 12.22% at December 31, 2010, increased by 54 basis points from 11.68% at June 30, 2010.  Tier I capital increased primarily due to the net income of the Bank while a decline in the overall loan balances contributed to a reduction in the risk-weighted assets.  These two factors led to the overall increase in this ratio.  This continues to place the Bank in the “well-capitalized” category within OTS regulation at December 31, 2010 and is consistent with the “well-capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

Noninterest income was $7.6 million for the six months ended December 31, 2010, compared to $5.0 million for the same period in the prior fiscal year, an increase of $2.7 million.  This increase is due primarily to net impairment credit losses recognized in earnings of $2.2 million for the first six months of fiscal 2010, compared to the current fiscal year for which no impairment credit losses were recorded.  Net gain on sale of loans and fees on deposits increased $817,000 and $350,000, respectively, while net gain on sale of securities and trust income decreased $645,000 and $148,000, respectively.

Noninterest expense was $19.1 million for the six months ended December 31, 2010, as compared to $17.7 million for the six months ended December 31, 2009, an increase of $1.3 million, or 7.6%.  The increase was attributed primarily to an increase in compensation and employee benefits of $777,000.  Compensation costs grew as a result of sales staff increases, merit pay adjustments for existing staff and incentive pay accruals for non-executive staff.

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  Under the Dodd-Frank Act, deposits of the Bank are permanently insured up to $250,000 per depositor for each account ownership category (prior to the legislation, the increased insurance coverage from $100,000 to $250,000 was temporary until December 31, 2013).  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  On November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar year 2009 and the entire calendar years of 2010, 2011, and 2012.  On December 30, 2009, the Company paid $4.9 million, which was recorded as a prepaid asset and is being proportionally expensed as each quarter elapses. At December 31, 2010, the remaining balance recorded as a prepaid asset was $3.1 million.  During the second quarter of fiscal 2011, the FDIC increased the regular assessment by 1.67 basis points, which would result in an increased annual cost of $156,000 when calculated using the December 31, 2010 deposits.  The FDIC may impose additional special assessments, which would be recorded as they are incurred.  The FDIC also instituted the Transaction Account Guarantee Program (“TAGP”).  The TAGP extended the FDIC’s insurance to full coverage of non-interest bearing transaction accounts for participating institutions through December 31, 2010 at an annualized rate of 10 basis points on deposit balances in excess of the $250,000 insurance limit currently in place.  On November 9, 2010, the FDIC approved a final rule to provide temporary unlimited coverage for non-interest bearing transaction accounts.  This ruling revises the regulations to include non-interest bearing transaction accounts as a new temporary deposit insurance account category.  This new rule also states that NOW and IOLTA accounts are not covered under the Dodd-Frank Act definition of noninterest-bearing transaction accounts and do not qualify for temporary unlimited coverage.

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

Financial Condition Data

At December 31, 2010, the Company had total assets of $1.2 billion, a decrease of $27.0 million from the level at June 30, 2010.  The decrease in assets in the six months of fiscal 2011 was due primarily to a decrease in net loans and leases receivable and loans held for sale of $15.2 million and $8.3 million, respectively.  Total liabilities decreased $26.9 million at December 31, 2010, as compared to June 30, 2010.  This decrease was primarily due to a decrease in advances from the FHLB and other borrowings of $23.4 million.  Stockholders’ equity decreased $35,000 to $94.4 million at December 31, 2010.

Net loans and leases receivable decreased $15.2 million at December 31, 2010, as compared to June 30, 2010, due in part to decreases in one-to four-family loans of $6.3 million and a decrease of $3.8 million in consumer indirect loans, while there was an increase in the allowance for loan and lease losses of $3.5 million.  Loans held for sale decreased $8.3 million primarily due to the sale of loans previously held.

Cash and cash equivalents decreased $1.8 million at December 31, 2010 as compared to June 30, 2010.  See the Consolidated Statement of Cash Flows for an in-depth analysis in the change in cash and cash equivalents for the six months ended December 31, 2010.

Deposits decreased $3.9 million at December 31, 2010 as compared to June 30, 2010.  Certificates of deposits, money market, and noninterest bearing accounts decreased $11.5 million, $9.0 million and $8.3 million, respectively, since June 30, 2010.  Interest-bearing checking and savings accounts increased $10.7 million and $14.1 million, respectively to partially offset the other account decreases during the six month period ended December 31, 2010.  Public fund account balances, which are included in the various deposit categories, decreased $6.5 million to $208.4 million at December 31, 2010 in part as a result of seasonal fluctuations typical with these types of municipal deposits.  Advances from the FHLB and other borrowings decreased $23.4 million at December 31, 2010 as compared to June 30, 2010, due to reductions in short-term borrowing as a result of decreases in loans and leases receivable, loans held for sale, and securities available for sale during the first six months of fiscal 2011.

Stockholders’ equity decreased $35,000 to $94.4 million at December 31, 2010, due in part to an increase in accumulated other comprehensive losses, net of deferred tax effect of $1.1 million during the first six months of fiscal 2011.  Net income and stock issuances increased stockholders’ equity by $2.2 million and $421,000, respectively, while dividends related to the earnings reduced stockholders’ equity by $1.6 million during the period.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

Loan and Lease Portfolio Composition

	December 31, 2010		June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$66,140	7.69%	$72,392	8.30%
Commercial real estate	222,071	25.80	216,479	24.82
Commercial business (2)	93,578	10.87	99,892	11.45
Multi-family real estate	48,773	5.67	50,064	5.74
Equipment finance leases	8,249	0.96	10,642	1.22
Consumer direct (3)	123,428	14.34	122,832	14.08
Consumer indirect (4)	4,403	0.51	8,186	0.94
Agricultural	270,140	31.39	270,568	31.02
Construction	23,797	2.77	21,225	2.43
Total loans and leases receivable (5)	$860,579	100.00%	$872,280	100.00%

(1) Excludes $15,958 and $20,394 loans held for sale at December 31, 2010 and June 30, 2010, respectively.

(2) Includes $2,489 and $2,599 tax exempt leases at December 31, 2010 and June 30, 2010, respectively.

(3) Excludes $1,055 and $4,893 student loans held for sale at December 31, 2010 and June 30, 2010, respectively.

(4) The Company announced Consumer Indirect originations ceased during the first quarter of Fiscal 2008.

(5) Includes deferred loan fees and discounts.

Deposit Composition

	December 31, 2010		June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$108,800	11.95%	$117,139	12.81%
Interest bearing checking accounts	110,961	12.19	100,231	10.96
Money market accounts	180,849	19.87	189,821	20.76
Savings accounts	97,265	10.68	83,136	9.09
In-market certificates of deposit	393,038	43.18	401,033	43.87
Out-of-market certificates of deposit	19,403	2.13	22,904	2.51
Total deposits	$910,316	100.00%	$914,264	100.00%

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

	Three Months Ended December 31,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$885,970	$12,540	5.62%	$849,032	$12,352	5.77%
Investment securities (2) (3)	268,549	1,361	2.01%	221,444	1,891	3.39%
FHLB stock	11,145	110	3.92%	11,922	104	3.46%

Total interest-earning assets	1,165,664	$14,011	4.77%	1,082,398	$14,347	5.26%
Noninterest-earning assets	80,328			80,938
Total assets	$1,245,992			$1,163,336

Interest-bearing liabilities:
Deposits:
Checking and money market	$270,665	$345	0.51%	$217,238	$291	0.53%
Savings	79,883	67	0.33%	68,999	63	0.36%
Certificates of deposit	429,799	2,016	1.86%	447,988	2,978	2.64%
Total interest-bearing deposits	780,347	2,428	1.23%	734,225	3,332	1.80%
FHLB advances and other borrowings	204,532	1,482	2.87%	193,339	1,697	3.48%
Subordinated debentures payable to trusts	27,837	460	6.56%	27,837	460	6.56%

Total interest-bearing liabilities	1,012,716	4,370	1.71%	955,401	5,489	2.28%
Noninterest-bearing deposits	104,485			93,479
Other liabilities	34,810			32,891
Total liabilities	1,152,011			1,081,771
Equity	93,981			81,565
Total liabilities and equity	$1,245,992			$1,163,336

Net interest income; interest rate spread (4)		$9,641	3.06%		$8,858	2.98%

Net interest margin (4) (5)			3.28%			3.25%

Net interest margin, TE (6)			3.32%			3.30%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the three months ended December 31, 2010 and December 31, 2009 have been annualized.

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

	Six Months Ended December 31,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$889,319	$25,248	5.63%	$850,238	$24,695	5.76%
Investment securities (2) (3)	263,464	2,791	2.10%	223,378	4,119	3.66%
FHLB stock	10,877	163	2.97%	12,199	166	2.70%

Total interest-earning assets	1,163,660	$28,202	4.81%	1,085,815	$28,980	5.29%
Noninterest-earning assets	80,225			76,074
Total assets	$1,243,885			$1,161,889

Interest-bearing liabilities:
Deposits:
Checking and money market	$269,811	$726	0.53%	$222,467	$615	0.55%
Savings	78,195	132	0.33%	67,796	125	0.37%
Certificates of deposit	433,342	4,182	1.91%	440,276	6,116	2.76%
Total interest-bearing deposits	781,348	5,040	1.28%	730,539	6,856	1.86%
FHLB advances and other borrowings	199,876	2,975	2.95%	199,959	3,596	3.57%
Subordinated debentures payable to trusts	27,837	921	6.56%	27,837	919	6.55%

Total interest-bearing liabilities	1,009,061	8,936	1.76%	958,335	11,371	2.35%
Noninterest-bearing deposits	104,635			95,846
Other liabilities	36,053			31,381
Total liabilities	1,149,749			1,085,562
Equity	94,136			76,327
Total liabilities and equity	$1,243,885			$1,161,889

Net interest income; interest rate spread (4)		$19,266	3.05%		$17,609	2.94%

Net interest margin (4) (5)			3.28%			3.22%

Net interest margin, TE (6)			3.33%			3.27%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the six months ended December 31, 2010 and December 31, 2009 have been annualized.

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

The reconciliation of the net interest income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Dollars in Thousands)

Net interest income	$9,641	$8,858	$19,266	$17,609
Taxable equivalent adjustment	117	144	246	289
Adjusted net interest income	9,758	9,002	19,512	17,898
Average interest-earning assets	1,165,664	1,082,398	1,163,660	1,085,815
Net interest margin, TE	3.32%	3.30%	3.33%	3.27%

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2010 vs 2009			2010 vs 2009
	Increase	Increase		Increase	Increase
	(Decrease)	(Decrease)	Total	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$528	$(340)	$188	$1,136	$(583)	$553
Investment securities (2)	403	(933)	(530)	741	(2,069)	(1,328)
FHLB stock	(7)	13	6	(18)	15	(3)

Total interest-earning assets	$924	$(1,260)	$(336)	$1,859	$(2,637)	$(778)

Interest-bearing liabilities:
Deposits:
Checking and money market	$68	$(14)	$54	$137	$(26)	$111
Savings	10	(6)	4	21	(14)	7
Certificates of deposit	(120)	(842)	(962)	(95)	(1,839)	(1,934)
Total interest-bearing deposits	(42)	(862)	(904)	63	(1,879)	(1,816)
FHLB advances and other borrowings	98	(313)	(215)	(1)	(620)	(621)
Subordinated debentures payable to trusts	—	—	—	—	2	2

Total interest-bearing liabilities	$56	$(1,175)	$(1,119)	$62	$(2,497)	$(2,435)

Net interest income increase	$868	$(85)	$783	$1,797	$(140)	$1,657

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at December 31, 2010.

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

Self-Insurance.  The Company has a self-insured healthcare plan for its employees up to certain limits.  To mitigate a portion of these risks, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $75,000 per individual occurrence with a $1 million maximum aggregate limitation per member.  The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims.  IBNR claims are estimated using historical claims lag information received by a third party claims administrator.  Due to the uncertainty of health claims, the approach includes a process which may differ significantly from other methodologies and still produce an estimate in accordance with GAAP.  Although management believes it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual.  These adjustments could significantly affect net earnings if circumstances differ substantially from the assumptions used in estimating the accrual.

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $31.7 million at December 31, 2010 from $9.2 million at June 30, 2010, an increase of $22.5 million.  Nonaccruing loans and leases increased $20.8 million from June 30, 2010 to December 31, 2010, to a total of $26.9 million.  Accruing loans and leases delinquent more than 90 days increased $2.4 million to $4.6 million at December 31, 2010 from $2.2 million at June 30, 2010.  Foreclosed assets decreased $782,000 to $164,000 at December 31, 2010, from $946,000 at June 30, 2010.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, was 2.58% at December 31, 2010, which is an increase from 0.73% as reported at June 30, 2010.  The overall increase in nonperforming assets was primarily attributed to the deterioration in certain dairy operations which caused two of our dairy loan relationships to be moved to nonaccrual status this quarter.  The deterioration in the sector is related to continued low commodity prices for milk combined with increases in the cost of feed and operations.

Nonaccruing loans and leases increased to $26.9 million at December 31, 2010, an increase of $20.8 million compared to June 30, 2010.  The loans and leases included in nonaccruing loans and leases at December 31, 2010 were eight loans totaling $646,000 secured by one- to four-family real estate, 27 loans totaling $12.9 million secured by agricultural real estate, 46 loans totaling $10.3 million secured by agricultural business assets, nine loans totaling $1.3 million secured by commercial real estate, 12 loans totaling $632,000 secured by commercial business assets, 21 leases totaling $364,000 secured by equipment, and 32 loans totaling $726,000 secured by consumer assets.

Accruing loans and leases delinquent more than 90 days increased $2.4 million, to $4.6 million at December 31, 2010 compared to $2.2 million at June 30, 2010.  Included in accruing loans and leases delinquent more than 90 days at December 31, 2010 were five loans totaling $825,000 secured by commercial real estate, four loans for $431,000 secured by one-to four-family real estate, seven loans totaling $1.3 million secured by agricultural real estate, four loans totaling $97,000 secured by commercial business assets, 17 loans totaling $1.8 million secured by agricultural business assets, and seven loans totaling $150,000 of unsecured overdraft and reserve accounts.

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

As of December 31, 2010, foreclosed assets decreased by $782,000, or 82.7%, to $164,000 as compared to $946,000 at June 30, 2010.  During the first two quarters of fiscal 2011, the Company has been able to sell most of the remaining assets that have been previously foreclosed. When compared to December 31, 2009, the Company has reduced these assets by $969,000.  The balance at December 31, 2010 consisted of $102,000 of one- to four-family collateral owned, $32,000 of commercial business collateral owned, $15,000 of leased equipment owned, and $15,000 of consumer collateral owned.

At December 31, 2010, the Company had designated $72.5 million of its loans as classified, net of specific valuation allowance, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  The Company also classified $9.3 million of trust preferred securities in accordance with OTS debt security classification guidelines.  At December 31, 2010, the Company had $9.8 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which none were classified.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

The Company’s management believes the December 31, 2010 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, although there can be no assurance the allowance will be adequate in the future.  In addition, the Company’s determination as to the amount of our allowance for loan losses is subject to review by the Bank’s principal federal regulator, the OTS.  The OTS began its periodic review in the second quarter of fiscal year 2011 and management expects to receive the exam report in the third quarter.  As an integral part of its examination, the OTS reviews our allowance for loan losses, and may require us to recognize adjustments to the allowance based on its judgments at the conclusion of its examination.

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

The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets
	December 31, 2010	June 30, 2010
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$646	$159
Commercial real estate	1,335	716
Commercial business	632	469
Equipment finance leases	364	862
Consumer	727	649
Agricultural	23,155	3,181
Total	26,859	6,036

Accruing loans and leases delinquent more than 90 days:
One- to four-family	431	—
Commercial real estate	825	201
Commercial business	97	167
Equipment finance leases	—	334
Consumer	150	22
Agricultural	3,135	1,472
Total	4,638	2,196

Foreclosed assets:
One- to four-family	102	212
Equipment finance leases	15	212
Commercial business	32	32
Consumer	15	8
Agricultural	—	482
Total (1)	164	946

Total nonperforming assets (2)	$31,661	$9,178

Ratio of nonperforming assets to total assets (3)	2.58%	0.73%

Ratio of nonperforming loans and leases to total loans and leases (4) (5)	3.59%	0.92%

Accruing troubled debt restructures	$4,000	$4,000

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

(5)  Total loans and leases include loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Six Months Ended December 31,
	2010	2009
	(Dollars in Thousands)

Balance at beginning of period	$9,575	$8,470
Charge-offs:
One- to four-family	(15)	(90)
Commercial real estate	(9)	(9)
Commercial business	(219)	(215)
Equipment finance leases	(148)	(113)
Consumer	(616)	(376)
Agricultural	(280)	(11)
Total charge-offs	(1,287)	(814)

Recoveries:
One- to four-family	1	4
Commercial business	15	—
Consumer	110	80
Total recoveries	126	89

Net recoveries (charge-offs)	(1,161)	(725)

Additions charged to operations	4,635	767

Balance at end of period	$13,049	$8,512

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	1.49%	1.01%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	41.43%	56.47%

Ratio of net charge offs to average loans and leases for the year-to-date period (3)	0.26%	0.17%

(1)  Total loans and leases include loans held for sale.

(2)  Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)  Percentages for the six months ended December 31, 2010 and December 31, 2009 have been annualized.

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

	FAS 5	FAS 114	FAS 5	FAS 114
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan Type	December 31, 2010		June 30, 2010
	(Dollars in Thousands)

One- to four-family	$234	$—	$216	$—
Commercial real estate	1,516	229	1,614	165
Multi-family real estate	79	—	105	—
Commercial business	1,380	67	1,923	67
Equipment finance leases	472	—	579	—
Consumer	1,805	—	1,273	—
Agricultural	3,615	3,652	3,540	93
Total	$9,101	$3,948	$9,250	$325

FAS 114 Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan Type	December 31, 2010			June 30, 2010
	(Dollars in Thousands)

Commercial real estate	6	$1,394	229	4	731	165
Commercial business	8	552	67	5	362	67
Agricultural	14	24,050	3,652	5	7,728	93
Total	28	$25,996	$3,948	14	$8,821	$325

The allowance for loan and lease losses was $13.0 million at December 31, 2010, as compared to $8.5 million at December 31, 2009.  The ratio of the allowance for loan and lease losses to total loans and leases was 1.49% at December 31, 2010, compared to 1.01% at December 31, 2009.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended December 31, 2010 and December 31, 2009

General.  The Company’s net income was $1.7 million, or $0.25 in basic and diluted earnings per common share for the three months ended December 31, 2010, as compared to net income of $2.0 million, or $0.38 in basic and diluted earnings per common share for the same period in the prior fiscal year.  For the second quarter of fiscal 2011, the return on average equity and the return on average assets was 7.36% and 0.55%, respectively, compared to 9.54% and 0.67%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $14.0 million for the three months ended December 31, 2010, as compared to $14.3 million for the same period in the prior fiscal year, a decrease of $336,000 or 2.3%.  This decrease was primarily the result of declining average yields on the investment securities.  Loans and leases receivable had an average yield of 5.62% for the three months ended December 31, 2010, which is 15 basis points less than the average yield of 5.77% for the three months ended December 31, 2009.  Investment securities had a decline in average yield of 138 basis points when comparing the second quarter of fiscal 2011 against the same period of the prior year.  The average balance for loans and leases receivables for the second quarter of fiscal 2011 increased $36.9 million, or 4.4% to $886.0 million when compared to the average balance of the second quarter of fiscal 2010.  The average balance of investment securities increased $47.1 million, or 21.3% to $268.5 million for the second quarter of fiscal 2011, when compared to the average balance of the same quarter of the prior fiscal year.  The revenue decrease attributable to the overall declining yield for interest-earning assets was $1.3 million, which was partially offset by the revenue increase due to an increase in average interest-earning assets balances of $924,000.

Interest Expense.  Interest expense was $4.4 million for the three months ended December 31, 2010, as compared to $5.5 million for the same period in the prior fiscal year, a decrease of $1.1 million or 20.4%.  An $862,000 decrease in interest expense was the result of a decrease in the average rate paid of 1.23% on interest-bearing deposits for the three months ended December 31, 2010, compared to an average rate paid of 1.80% for the three months ended December 31, 2009.  The average balance of interest-bearing deposits increased by $46.1 million, or 6.3%, due in part to the increase in savings and checking deposits of $64.3 million and partially offset by a decrease in certificates of deposit average balances of $18.2 million.  This resulted in a net savings in interest expense of $42,000 due to the change in the volume of deposits for the three months ended December 31, 2010, as compared to the same period of fiscal 2010.  The net effect of interest-bearing deposits on interest expense due to rate and volume was a decrease of $904,000 for the second quarter of fiscal 2011 as compared to the second quarter of 2010.  FHLB advances and other borrowings increased by $11.2 million, or 5.8% for the three month period ended December 31, 2010, as compared to the three month period ended December 31, 2009, while the rate decreased to 2.87% from 3.48% for the respective quarters.  The resulting increase in volume and decrease in rate accounted for an overall decrease in interest expense of $215,000.  The average rate paid on total interest-bearing liabilities, which include interest-bearing deposits and liabilities, was 1.71% for the three months ended December 31, 2010 as compared to 2.28% for the same period in fiscal 2010.

Net Interest Income. The Company’s net interest income for the three months ended December 31, 2010, increased $783,000 or 8.8%, to $9.6 million compared to $8.9 million for the same period in the prior fiscal year.  The net increase in volumes of interest-earning assets in excess of increased volumes of interest-bearing liabilities resulted in a net increase in net interest income of $868,000.  This was only minimally offset by the net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities and resulted in a net decrease in net interest income of $85,000.  The Company’s Net Interest Margin, TE was 3.32% for the three months ended December 31, 2010, as compared to 3.30% for the three months ended December 31, 2009.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the three months ended December 31, 2010, the Company recorded a provision for losses on loans and leases of $1.3 million compared to $424,000 for the three months ended December 31, 2009.  See “Asset Quality and Potentially Problem Loans and Leases” for further discussion.

Noninterest Income.  Noninterest income was $3.8 million for the quarter ended December 31, 2010, compared to $3.3 million for the quarter ended December 31, 2009, an increase of $588,000.  This increase is due primarily to an increase in net gain on sale of loans of $566,000.  Fees on deposits increased $187,000, while a decrease in net impairment credit losses recognized in earnings of $340,000 compared to the prior year quarter also contributed to the overall increase.  Loan servicing income and net gain on the sale of securities decreased by $71,000 and $509,000, respectively, which partially offset the increase in noninterest income when comparing the two periods.

Net gain on sale of loans increased $566,000, primarily due to an increase in mortgage loan activity and the related loan sales when comparing the quarter-over-quarter activity.  There were no net impairment credit losses recognized in earnings for the quarter ended December 31, 2010, compared to a net credit loss of $340,000 recognized in earnings for the second quarter of fiscal 2010.  Fees on deposits increased by $187,000 to $1.6 million for the quarter ended December 31, 2010, compared to $1.4 million for the quarter ended December 31, 2009, primarily due to a $43,000 increase in net fees from insufficient funds and depositor overdrafts, and a $124,000 net increase in income from point-of-sale purchases by customers and ATM service fees.  Net gain on the sale of securities totaled $94,000, a decrease of $509,000 for the three months ended December 31, 2010, as compared to the same period in fiscal 2010.  Loan servicing income decreased $71,000 from $488,000 to $417,000 when comparing the second quarter of fiscal 2010 to fiscal 2011.  The amortization for the second quarter of fiscal 2011 was $73,000 greater than the amount of amortization in the second quarter of fiscal 2010.  Amortization expense related to the servicing income increased from $384,000 for the first quarter of fiscal 2011 to $495,000 for second quarter of fiscal 2011.  Prepayment speeds increased during this time which resulted in an increase in amortization.

Noninterest Expense.  Noninterest expense was $9.6 million for the three months ended December 31, 2010 as compared to $8.8 million for the three months ended December 31, 2009, an increase of $862,000, or 9.8%.  Compensation and employee benefits increased $393,000 and professional fees increased $236,000 and were the primary factors in the overall increase.

Compensation and employee benefits were $5.5 million for the three months ended December 31, 2010, an increase of $393,000 or 7.6% when compared to the three months ended December 31, 2009.  Employee compensation increased $154,000, or 4.3% when compared to the prior year’s quarter due to annual salary increases and increased staffing needs.  Performance-based incentives and commissions for sales staff increased $46,000 due to an increase in performance outcomes for the second quarter of fiscal 2011 as compared to the prior year’s quarter.  Net healthcare costs, which are included in the total for compensation and employee benefits, increased $172,000, or 55.3% to $483,000 when comparing the three month period ended December 31, 2010 to the same quarter in the prior year.  Healthcare utilization fluctuates from quarter to quarter, but the amount incurred for the current quarter is similar to the budgeted amount.  The amount incurred in the second quarter of fiscal 2010 was lower than a typical quarter expense.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.

Professional fees increased to $573,000 for the second quarter of fiscal 2011 due in part to engagement of governance-related services by the Board of Directors.  During the second quarter, legal fees were $323,000 as compared to $164,000 in the prior year quarter, while consulting costs increased to $136,000 versus $74,000 in the prior year period.

Income tax expense.  The Company’s income tax expense for the three months ended December 31, 2010 was $830,000 compared to $947,000 for the same period in the prior fiscal year.  The effective tax rate was 32.3% and 32.6% for the three months ended December 31, 2010 and 2009, respectively.

Comparison of the Six Months Ended December 31, 2010 and December 31, 2009

General.  The Company’s net income was $2.2 million, or $0.32 in basic and diluted earnings per common share for the six months ended December 31, 2010, as compared to net income of $2.8 million, or $0.61 in basic and diluted earnings per common share for the same period in the prior fiscal year.  For the first six months of fiscal 2011, the return on average equity and the return on average assets was 4.71% and 0.36%, respectively, compared to 7.32% and 0.48%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $28.2 million for the six months ended December 31, 2010, as compared to $29.0 million for the same period in the prior fiscal year, a decrease of $778,000 or 2.7%.  This decrease was primarily the result of declining average yields on the investment securities due in part to increased prepayment activity and amortization of premiums on agency mortgage-backed securities.  Loans and leases receivable had an average yield of 5.63% for the six months ended December 31, 2010, which is 13 basis points less than the average yield of 5.76% for the six months ended December 31, 2009.  Investment securities had a decline in average yield of 156 basis points when comparing the first six months of fiscal 2011 against the same period of the prior year.  The average balance for loans and leases receivables for the first six month of fiscal 2011 increased $39.1 million, or 4.6% to $889.3 million when compared to the average balance of the first six months of fiscal 2010.  The average balance of investment securities increased $40.1 million, or 17.9% to $263.5 million for the six month period ended December 31, 2011, when compared to the same period of the prior fiscal year.  The revenue decrease attributable to the overall declining yield for interest-earning assets was $2.6 million, which was partially offset by the revenue increase due to an increase in average interest-earning assets balances of $1.9 million.

Interest Expense.  Interest expense was $8.9 million for the six months ended December 31, 2010, as compared to $11.4 million for the same period in the prior fiscal year, a decrease of $2.4 million or 21.4%.  A $1.9 million decrease in interest expense was the result of a decrease in the average rate paid of 1.28% on interest-bearing deposits for the six months ended December 31, 2010, compared to an average rate paid of 1.86% for the six months ended December 31, 2009.  The average balance of interest-bearing deposits increased by $50.8 million, or 7.0%, but the higher paying certificates of deposits average balance decreased during this period of $6.9 million.  The increase in interest expense as a result of the increased volume was only $63,000 when compared to the same period of the prior year.  The net effect of interest-bearing deposits on interest expense due to rate and volume was a decrease of $1.8 million for the first six months of fiscal 2011 as compared to the same period of the prior year.  The average balance of FHLB advances and other borrowings decreased by $83,000 for the six months ended December 31, 2010, as compared to the six months ended December 31, 2009, while the average rate decreased to 2.95% from 3.57% for the related periods.  The resulting reduction in volume and rate decreased interest expense by $621,000 due to these liabilities.  The average rate paid on total interest-bearing liabilities  was 1.76% for the six months ended December 31, 2010 as compared to 2.35% for the same period in fiscal 2010.

Net Interest Income. The Company’s net interest income for the six months ended December 31, 2010, increased $1.7 million or 9.4%, to $19.3 million compared to $17.6 million for the same period in the prior fiscal year.  The net increase in volumes of interest-earning assets in excess of increased volumes of interest-bearing liabilities resulted in a net increase in net interest income of $1.8 million.  This was minimally offset by the net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities and resulted in a net decrease in net interest income of $140,000.  The Company’s Net Interest Margin, TE was 3.33% for the six months ended December 31, 2010, as compared to 3.27% for the six months ended December 31, 2009.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the six months ended December 31, 2010, the Company recorded a provision for losses on loans and leases of $4.6 million compared to $767,000 for the six months ended December 31, 2009.  See “Asset Quality and Potentially Problem Loans and Leases” for further discussion.

Noninterest Income.  Noninterest income was $7.6 million for the first two quarters of fiscal 2011, compared to $5.0 million for the same period of the prior year, an increase of $2.7 million.  This increase is due primarily to a  decrease in net impairment losses recognized in earnings of $2.2 million.  Fees on deposits and net gain on sale of loans increased $350,000 and $817,000, respectively, which added to the increase over the prior year’s amount.  Trust income and net gain on the sale of securities decreased by $148,000 and $645,000, respectively, which partially offset the increase in noninterest income when comparing the two periods.

There were no net impairment credit losses recognized in earnings for the first two quarters of fiscal 2011 compared to a net credit loss of $2.2 million recognized in earnings for the same period of fiscal 2010.  Fees on deposits increased by $350,000 to $3.2 million for the six months ended December 31, 2010, compared to $2.8 million for the six months ended December 31, 2009, primarily due to a $149,000 increase in net fees from insufficient funds and depositor overdrafts, and a $151,000 net increase in income from point-of-sale purchases by customers and ATM service fees.  Net gain on sale of loans increased $817,000, primarily due to an increase in mortgage loan activity and the related loan sales when comparing the year-over-year activity.  Net gain on the sale of securities totaled $491,000, a decrease of $645,000 for the six months ended December 31, 2010, as compared to the same period in fiscal 2010.  Trust income decreased $148,000 from $464,000 to $316,000 when comparing the first six months of fiscal 2010 to fiscal 2011.  The prior year’s activity included a one-time estate fee of $79,000, which was not present in the current year’s activity.

Noninterest Expense.  Noninterest expense was $19.1 million for the six months ended December 31, 2010 as compared to $17.7 million for the six months ended December 31, 2009, an increase of $1.3 million, or 7.6%.  Compensation and employee benefits and professional fees increased $777,000, and $227,000, respectively, and were the primary factors in the overall increase.

Compensation and employee benefits were $11.1 million for the six months ended December 31, 2010, an increase of $777,000 or 7.5% when compared to the six months ended December 31, 2009.  Employee compensation increased $517,000, or 7.3% when compared to the prior year’s first six months due to annual salary raises and increased staffing needs for local and new market expansion.  Performance-based incentives and commissions for sales staff increased $209,000 due to an increase in performance outcomes for the first two quarters of fiscal 2011 as compared to the prior year’s first six months.  Net healthcare costs, which are included in the total for compensation and employee benefits, had a minimal increase of only $11,000 when comparing the six month period ended December 31, 2010 to the same quarter in the prior year.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.

Professional fees increased to $1.2 million for the first six months of fiscal 2011 due in part to engagement of governance-related services by the Board of Directors.  Legal fees were $589,000 as compared to $408,000 in the prior year period, while consulting costs increased to $217,000 versus $165,000 in the prior year.

Income tax expense.  The Company’s income tax expense for the six months ended December 31, 2010 decreased by $296,000 to $953,000 when compared to the same period in the prior fiscal year.  The effective tax rate was 29.9% and 30.7% for the six months ended December 31, 2010 and 2009, respectively.  The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes in the six month periods ended December 31, 2010 and 2009, which reduced the overall effective tax rate from the Company’s anticipated amount of 34%.

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

Although in-market deposits is one of the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of December 31, 2010, the Bank had the following sources of additional borrowings:

•                  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•                  $20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•                  $67.5 million of available credit from the Federal Reserve Bank; and

•                  $83.5 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured lines of federal funds with First Tennessee Bank, NA and Zions Bank at December 31, 2010. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

The Company has a line of credit for $4.0 million with United Bankers’ Bank for liquidity needs, which was renewed and amended on October 1, 2010 to reduce the line of credit from $6.0 million to $4.0 million.  The Company pledged 100% of the stock of the Bank as collateral on the line of credit. At December 31, 2010, there are no outstanding advances under this Loan Agreement and the note has a maturity of October 1, 2011.  In connection with entering into the Loan Agreement, the Company also entered into a Commercial Pledge Agreement with the Lender, granting the Lender a first security interest in all of the stock of the Bank.  The Loan Agreement contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at December 31, 2010.

In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of December 31, 2010, the Bank had $19.4 million in out-of-market certificates of deposit.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2010, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $19.2 million and to sell mortgage loans of $20.5 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At December 31, 2010, the Bank had no outstanding commitments to purchase investment securities available for sale.

The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At December 31, 2010, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts. The Bank had Tier 1 (core) capital of 9.13% at December 31, 2010. The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had total risk-based capital of 12.22% at December 31, 2010.

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

Recent Accounting Pronouncements

In July 2010, FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC Topic 310). This guidance will require significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of restructured loans will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. With the exception of the restructured loan information as deferred with the issuance of ASU 2011-01, the Company adopted this update effective in the second quarter of fiscal 2011 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

In January 2011, FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASC Topic 310). This guidance modified the effective date of compliance with disclosure requirements related to trouble debt restructure reporting previously indicated in ASU 2010-20. The new effective date for disclosing the required troubled debt restructuring information will be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, which is anticipated to be for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

During the second quarter of fiscal 2011, the FASB issued several ASUs: ASU No. 2010-27 through ASU No. 2011-01. Except for ASU No. 2011-01, mentioned above, the other ASUs issued have minimal, if any, impact on the Company.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at December 31, 2010 and 2009, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for fiscal 2010 or that the Company’s primary market risk exposures and how those exposures were managed during the three months ended December 31, 2010 changed significantly when compared to June 30, 2010.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

December 31, 2010
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$148,551	$15,016	11%
+200	146,578	13,043	10
+100	141,529	7,994	6
—	133,535	—	—
-100	122,583	(10,952)	(8)

December 31, 2009
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$117,289	$11,193	11%
+200	115,155	9,059	9
+100	111,573	5,477	5
—	106,096	—	—
-100	96,576	(9,520)	(9)

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

Item 4. Controls and Procedures

As of December 31, 2010, an evaluation was performed by the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010. There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of December 31, 2010.

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

HF Financial Corp.

(Registrant)

Date:	February 11, 2011	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	February 11, 2011	By:	/s/ Brent R. Olthoff
Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002