Form 10-Q
period 2011-03-31
HF FINANCIAL CORP
filed 2011-05-13
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 6, 2011, there were 6,978,561 shares of the registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$30,890	$20,805
Securities available for sale	263,943	264,442
Federal Home Loan Bank stock	8,671	10,334
Loans held for sale	6,669	25,287

Loans and leases receivable	838,752	872,279
Allowance for loan and lease losses	(13,495)	(9,575)
Net loans and leases receivable	825,257	862,704

Accrued interest receivable	8,409	8,785
Office properties and equipment, net of accumulated depreciation	15,005	14,973
Foreclosed real estate and other properties	664	946
Cash value of life insurance	15,563	15,144
Servicing rights	13,122	12,733
Goodwill, net	4,366	4,366
Other assets	14,724	12,496
Total assets	$1,207,283	$1,253,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$888,398	$914,264
Advances from Federal Home Loan Bank and other borrowings	162,386	190,719
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	18,699	11,460
Accrued expenses and other liabilities	14,427	14,300
Total liabilities	1,111,747	1,158,580

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,062,016 and 9,025,792 shares issued at March 31, 2011 and June 30, 2010, respectively	91	90
Additional paid-in capital	45,021	44,496
Retained earnings, substantially restricted	84,352	84,011
Accumulated other comprehensive (loss), net of related deferred tax effect	(3,031)	(3,265)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at March 31, 2011 and June 30, 2010, respectively	(30,897)	(30,897)
Total stockholders’ equity	95,536	94,435
Total liabilities and stockholders’ equity	$1,207,283	$1,253,015

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest, dividend and loan fee income:
Loans and leases receivable	$11,781	$12,192	$37,029	$36,887
Investment securities and interest-earning deposits	1,396	1,928	4,350	6,213
	13,177	14,120	41,379	43,100
Interest expense:
Deposits	2,280	2,826	7,320	9,682
Advances from Federal Home Loan Bank and other borrowings	1,851	1,941	5,747	6,456
	4,131	4,767	13,067	16,138
Net interest income	9,046	9,353	28,312	26,962
Provision for losses on loans and leases	1,949	981	6,584	1,748

Net interest income after provision for losses on loans and leases	7,097	8,372	21,728	25,214

Noninterest income:
Fees on deposits	1,399	1,293	4,598	4,142
Loan servicing income	306	527	1,225	1,506
Gain on sale of loans, net	624	369	2,474	1,402
Earnings on cash value of life insurance	165	161	499	489
Trust income	170	173	486	637
Gain on sale of securities, net	132	229	623	1,365

Total other-than-temporary impairment losses	(399)	59	(399)	(2,022)
Portion of loss recognized in other comprehensive income (before taxes)	(150)	(263)	(150)	(380)
Net impairment losses recognized in earnings	(549)	(204)	(549)	(2,402)

Other	327	262	841	622
	2,574	2,810	10,197	7,761
Noninterest expense:
Compensation and employee benefits	5,400	5,078	16,479	15,380
Occupancy and equipment	1,185	1,161	3,462	3,345
FDIC insurance	471	325	1,222	985
Check and data processing expense	719	659	2,085	2,034
Professional fees	499	338	1,663	1,275
Marketing and community investment	215	319	1,090	1,284
Foreclosed real estate and other properties, net	31	34	166	101
Other	569	609	1,990	1,847
	9,089	8,523	28,157	26,251

Income before income taxes	582	2,659	3,768	6,724

Income tax expense	123	868	1,076	2,117

Net income	$459	$1,791	$2,692	$4,607

Comprehensive income	$1,810	$2,042	$2,926	$5,541

Basic earnings per common share:	$0.07	$0.26	$0.39	$0.86
Diluted earnings per common share:	0.07	0.26	0.39	0.86
Dividends declared per common share	0.11	0.11	0.34	0.34

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share data)

(Unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$2,692	$4,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for losses on loans and leases	6,584	1,748
Depreciation	1,437	1,499
Amortization of discounts and premiums on securities and other	3,998	2,418
Stock based compensation	386	525
Net change in loans held for resale	21,092	(8,583)
(Gain) on sale of loans, net	(2,474)	(1,402)
Realized (gain) on sale of securities, net	(623)	(1,365)
Other-than-temporary impairments recognized in noninterest income	549	2,402
(Gains) losses and provision-for-losses on sales of foreclosed real estate and other properties, net	44	(5)
Loss on disposal of office properties and equipment, net	—	4
Change in other assets and liabilities	(3,244)	(10,839)
Net cash provided by (used in) operating activities	30,441	(8,991)
Cash flows from investing activities
Loan participations purchased	(412)	(2,250)
Net change in loans outstanding	30,644	1,330
Securities available for sale
Sales, maturities, repayments and adjustments	75,973	78,618
Purchases	(77,848)	(122,163)
Purchase of Federal Home Loan Bank stock	(3,604)	(4,104)
Redemption of Federal Home Loan Bank stock	5,267	4,353
Proceeds from sale of office properties and equipment	—	2,048
Purchase of office properties and equipment	(1,469)	(1,953)
Purchase of servicing rights	(590)	(1,108)
Proceeds from sale of foreclosed real estate and other properties	854	330
Net cash provided by (used in) investing activities	28,815	(44,899)
Cash flows from financing activities
Net increase (decrease) in deposit accounts	(25,866)	1,692
Proceeds of advances from Federal Home Loan Bank and other borrowings	509,876	1,357,120
Payments on advances from Federal Home Loan Bank and other borrowings	(538,209)	(1,326,602)
Increase in advances by borrowers	7,239	4,618
Proceeds from issuance of common stock	140	20,660
Cash dividends paid	(2,351)	(1,689)
Net cash provided by (used in) financing activities	(49,171)	55,799
Increase in cash and cash equivalents	10,085	1,909
Cash and cash equivalents
Beginning	20,805	18,511
Ending	$30,890	$20,420
Supplemental disclosures of cash flows information
Cash payments for interest	$13,598	$21,054
Cash payments for income and franchise taxes, net	1,443	2,795

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

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

The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Capital”), Hometown Investment Services, Inc. (“Hometown”), Mid-America Service Corporation and PMD, Inc.  The interim consolidated financial statements reflect the deconsolidation of the wholly-owned subsidiary trusts of the Company: HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”), HF Financial Capital Trust V (“Trust V”) and HF Financial Capital Trust VI (“Trust VI”). See Note 11 of “Notes to Consolidated Financial Statements.”  All intercompany balances and transactions have been eliminated in consolidation.

Management has evaluated subsequent events for potential disclosure or recognition through May 13, 2011, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

NOTE 2—REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at March 31, 2011:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$60,086	5.00%
Actual	112,844	9.39
Excess over required	52,758	4.39

Total Risk-based capital (to risk-weighted assets):
Required	$96,334	10.00%
Actual	121,373	12.60
Excess over required	25,039	2.60

NOTE 3—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares outstanding include the nonvested shares of the Company.  See Note 10 “Stock-Based Compensation Plans” for additional information related to the novested share activity.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.  The weighted average number of basic common shares outstanding for the three months ended March 31, 2011 and 2010 was 6,978,561 and 6,938,538, respectively.  The weighted average number of basic common shares outstanding for the nine months ended March 31, 2011 and 2010 was 6,965,120 and 5,378,964, respectively.

Dilutive earnings per common share is similar to the computation of basic earnings per common share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended March 31, 2011 and 2010 was 6,981,533 and 6,940,628, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the nine months ended March 31, 2011 and 2010 was 6,966,878 and 5,384,144, respectively.

NOTE 4—INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	March 31, 2011
		Total Other-Than
		Temporary
		Impairment
		Recognized in	Adjusted	Gross	Gross
	Amortized	Accumulated Other	Carrying	Unrealized	Unrealized	Fair
	Cost	Comprehensive Income	Cost	Gains	(Losses)	Value

Debt securities:
U.S. government agencies	$4,018	$—	$4,018	$7	$(34)	$3,991
Municipal bonds	13,045	—	13,045	394	(20)	13,419
Trust preferred securities	12,431	(3,629)	8,802	—	(5,399)	3,403
	29,494	(3,629)	25,865	401	(5,453)	20,813

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	—	7
Other investments	253	—	253	—	—	253
	268	(8)	260	—	—	260

Agency residential mortgage-backed securities	238,697	—	238,697	4,596	(423)	242,870
	$268,459	$(3,637)	$264,822	$4,997	$(5,876)	$263,943

	March 31, 2010
		Total Other-Than
		Temporary
		Impairment
		Recognized in	Adjusted	Gross	Gross
	Amortized	Accumulated Other	Carrying	Unrealized	Unrealized	Fair
	Cost	Comprehensive Income	Cost	Gains	(Losses)	Value

Debt securities:
U.S. government agencies	$5,183	$—	$5,183	$16	$(3)	$5,196
Municipal bonds	13,435	—	13,435	429	(56)	13,808
Trust preferred securities	12,309	(2,799)	9,510	—	(5,108)	4,402
	30,927	(2,799)	28,128	445	(5,167)	23,406

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	(2)	5
Other investments	253	—	253	—	—	253
	268	(8)	260	—	(2)	258

Agency residential mortgage-backed securities	238,741	—	238,741	3,929	(679)	241,991
	$269,936	$(2,807)	$267,129	$4,374	$(5,848)	$265,655

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

The following table presents the fair value and age of gross unrealized losses by investment category at March 31, 2011:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
U.S. government agencies	$1,984	$(34)	$—	$—	$1,984	$(34)
Municipal bonds	1,352	(17)	258	(3)	1,610	(20)
Trust preferred securities	—	—	3,403	(5,399)	3,403	(5,399)
	3,336	(51)	3,661	(5,402)	6,997	(5,453)
Equity securities:
Federal Ag Mortgage	—	—	—	—	—	—

Agency residential mortgage-backed securities	59,049	(420)	160	(3)	59,209	(423)
	$62,385	$(471)	$3,821	$(5,405)	$66,206	$(5,876)

For the three months ended March 31, 2011, gross proceeds from the securities sold at a gain were $7.2 million, resulting in a gain on sale of securities of $132,000.  This compares to gross proceeds of $12.1 million, resulting in a gain on sale of securities of $230,000 for the three months ended March 31, 2010.  No securities were sold for a loss during the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010, which had gross proceeds from the securities sold at a loss of $1.2 million, resulting in a loss on sale of securities of $1,000.

For the nine months ended March 31, 2011, gross proceeds from the securities sold at a gain were $25.1 million, resulting in a gain on sale of securities of $623,000.  This compares to gross proceeds of $36.4 million, resulting in a gain on sale of securities of $1.4 million for the nine months ended March 31, 2010.  No securities were sold for a loss during the first three quarters of fiscal 2011, compared to the same period of the prior fiscal year which had gross proceeds from the securities sold at a loss of $1.2 million, resulting in a loss on sale of securities of $1,000.

The unrealized losses reported for U.S. government agencies relate to two securities issued by the Federal National  Mortgage Association (“FNMA”) or Federal Home Loan Bank (“FHLB”).  These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of these investments which are guaranteed by an agency of the U.S. government.  Management does not believe the unrealized losses as of March 31, 2011 represent an other-than-temporary impairment for these investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of amortized cost.

The unrealized losses reported for municipal bonds relate to nine municipal general obligation or revenue bonds.  The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes.  Management does not believe any individual unrealized losses as of March 31, 2011 represent an other-than-temporary impairment for these investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of amortized cost.

The unrealized losses reported for agency residential mortgage-backed securities relate to 28 securities issued by the FNMA, the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”).  These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government.  Management does not believe any of these unrealized losses as of March 31, 2011 represent an other-than-temporary impairment for those investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of amortized cost.

Pooled Trust Preferred Securities

The unrealized losses reported for trust preferred securities are attributable to six rated pooled securities. Rating downgrades regarding these investments have occurred, placing each in a below investment grade rating. The securities have an adjusted carrying cost of $7.5 million rated Ca and $1.3 million rated C.  The market for these securities is currently inactive. The CUSIPs of the trust preferred securities rated Ca are 74042TAE1, 740417AB6, 74042CAE8, 74041RAB2, and 55312HAE9, while the trust preferred security rated C is 74041EAC9. The Company performed assessments of available information for each security during the third quarter ended March 31, 2011, and also considered factors such as overall deal structure and its position within the structure, quality of underlying issuers within each pool, defaults and recoveries, loss severities and prepayments. No recoveries are assumed for defaults.  Each security is evaluated independently for estimates of deferrals and future defaults based upon the review of financial position of the underlying issuers.  Actual deferrals may be treated differently than defaults based upon the review of financial position of the underlying issuers and a probability assigned to the curing of the deferral.  The recovery rate for deferrals may range from 0% to 100% based upon the expected financial viability of the issuer.  Management considers prepayment assumptions for each security and has utilized a range of 0% to 1% under multiple cash flow scenarios for each security, based upon market conditions and an attempt to consider potential variability in cash flows.

Based upon scenarios developed in regard to this information, management compared the present value of best estimates of cash flows expected to be collected from each security at the security’s effective interest rate to the amortized cost basis of each security. Management utilizes the security’s original discount margin at the time of purchase based upon the purchase price.  The discount margin is then added to the appropriate 3-Month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments.  For the fixed rate security, management utilizes the security’s effective interest rate.  Management determined that one trust preferred security exhibited an other-than-temporary impairment credit loss for the quarter ended March 31, 2011.  See Note 14 “Financial Instruments and Fair Value Measurement” for additional information related to the determination of fair value. The Company does not have the intent to sell these six securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value. Within this segment, five securities with amortized cost of $7.0 million are quarterly variable-rate securities tied to 3-month LIBOR.

Specific rating and collateral information regarding the pooled trust preferred securities follow at March 31, 2011:

									% of Original
								Number	Collateral	Subordination
						Credit Rating	Number	of Issuers	Defaulted and	as % of
		Par	Book	Fair	Unrealized	Assigned	of Issuers	Currently	Currently	Performing
CUSIP	Class	Value	Value	Value	Gain/(Loss)	Moody’s / Fitch	In Pool	Performing (1)	Deferring (2)	Collateral (3)
(Dollars in Thousands)

740417AB6	MEZ	$664	$491	$320	$(171)	Ca / D	5	3	5.78%	-61.11%
74041RAB2	MEZ	4,066	1,410	746	(664)	Ca / C	19	7	30.74%	-171.57%
74041EAC9	B	2,025	1,271	389	(882)	C / C	56	34	40.59%	-36.56%
74042TAE1	B	2,012	1,923	635	(1,288)	Ca / CC	49	34	27.07%	-2.13%
74042CAE8	B	1,963	1,874	665	(1,209)	Ca / CC	59	44	21.89%	4.69%
55312HAE9	C2	2,000	1,833	647	(1,186)	Ca / C	50	41	14.06%	-8.19%

(1) Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.

(2) Collateral is identified as defaulted when a regulator closes an issuer. Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.

(3) “Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, and a 0% recovery rate for defaulted collateral.  Subordination represents the additional defaults that the CDO can absorb before the security experiences any potential credit impairment.  The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level.  The denominator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the deferring but not defaulted collateral, and (iii) any accreted value of principal strips wthin the structure.

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses charged to earnings:

Nine Months Ended
March 31, 2011
(Dollars in Thousands)
Beginning balance of credit losses on securities held as of July 1, 2010 for which a portion of other-than-temporary impairment was recognized in other comprehensive income (1)	$3,088

Credit losses for which an other-than-temporary impairment was not previously recognized	—

Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	549

Ending balance of credit losses on securities held as March 31, 2011 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$3,637

(1) Includes $8 of other-than-temporary impairment related to Fannie Mae common stock

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	March 31, 2011
					TOTAL
	Less than	1 to 5	5 to 10	Over 10	Adjusted	Fair
	1 Year	Years	Years	Years	Carrying Cost	Values
	(Dollars in Thousands)

U.S. government agencies	$—	$4,018	$—	$—	$4,018	$3,991
Municipal bonds	1,406	4,576	5,018	2,045	13,045	13,419
Trust preferred securities	—	—	—	8,802	8,802	3,403
Agency residential mortgage-backed securities	—	1,329	7,217	230,151	238,697	242,870
Total investment securities	$1,406	$9,923	$12,235	$240,998	$264,562	$263,683

NOTE 5—LOANS AND LEASES RECEIVABLE

The following tables summarize the activity in the allowance for credit losses by portfolio segment and the related statement balances at or for the nine months ended March 31, 2011:

			Commercial
	Residential	Commercial	Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)
Allowance for Credit Losses:
Balance at beginning of period	$216	$2,558	$1,885	$3,633	$1,283	$9,575
Charge-offs	(15)	(576)	(64)	(1,231)	(932)	(2,818)
Recoveries	1	15	—	—	138	154
Provisions	36	(72)	(222)	5,637	1,205	6,584

Balance at end of period	$238	$1,925	$1,599	$8,039	$1,694	$13,495

Individually evaluated for impairment	$—	$219	$15	$4,569	$—	$4,803
Collectively evaluated for impairment	238	1,706	1,584	3,470	1,694	8,692

Balance at end of period	$238	$1,925	$1,599	$8,039	$1,694	$13,495

Financing Receivables:
Ending Balance:	$64,732	$103,740	$283,103	$263,848	$123,329	$838,752

Individually evaluated for impairment	$—	$718	$980	$26,728	$—	$28,426
Collectively evaluated for impairment	64,732	103,022	282,123	237,120	123,329	810,326

Balance at end of period	$64,732	$103,740	$283,103	$263,848	$123,329	$838,752

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

Pass -  Loans classified as pass represent loans that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the pay capacity, the current net worth, and the value of the loan collateral of the obligor.

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

The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments at March 31, 2011:

Credit risk profile by internally assigned grade - Commercial, Equipment Finance Leases, Commercial Real Estate and Agricultural

	Pass	Special Watch	Substandard	Doubtful
	(Dollars in Thousands)

Commercial Business	$82,112	$875	$12,887	$717
Equipment Finance Leases	6,492	149	485	23
Commercial Real Estate	206,636	3,799	10,516	923
Multi-family Real Estate	46,464	—	1,155	—
Construction	13,610	—	—	—
Agricultural Business	107,399	19,974	9,207	8,694
Agricultural Real Estate	81,345	14,752	10,973	11,504

	$544,058	$39,549	$45,223	$21,861

Residential and consumer loans are managed on a pool basis due to their homogeneous nature.  Loans that are delinquent 90 days or more or are not accruing interest are considered nonperforming.

The following table presents the recorded investment in residential and consumer loans by class based on payment activity at March 31, 2011:

Credit risk profile by based on payment activity - Residential and Consumer

	Performing	Nonperforming
	(Dollars in Thousands)

One-to Four- Family	$59,083	$1,435
Construction	4,004	210
Consumer Direct	20,748	57
Consumer Home Equity	95,814	562
Consumer OD & Reserves	3,031	28
Consumer Indirect	3,037	52

	$185,717	$2,344

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances at March 31, 2011:

							Recorded
						Total	Investment >
	30- 59 Days	60- 89 Days	Greater Than	Total		Financing	90 Days and	Nonaccrual
	Past Due	Past Due	89 Days	Past Due	Current	Receivables	Accruing	Balance
Residential:
One-to four-family	$656	$149	$1,405	$2,210	$58,308	$60,518	$431	$1,004
Construction	—	—	210	210	4,004	4,214	—	210

Commercial:
Commercial business	308	270	462	1,040	95,551	96,591	169	758
Equipment finance leases	39	140	231	410	6,739	7,149	—	329
Commercial real estate	689	—	124	813	221,061	221,874	124	923
Multi-family real estate	—	—	—	—	47,619	47,619	—	—
Construction	—	—	—	—	13,610	13,610	—	—
Agricultural business	1,977	1,782	7,225	10,984	134,289	145,273	3,077	11,418
Agricultural real estate	466	266	5,549	6,281	112,294	118,575	2,779	11,771

Consumer:
Consumer direct	37	55	57	149	20,656	20,805	—	57
Consumer home equity	505	60	652	1,217	95,159	96,376	—	562
Consumer OD & reserve	21	—	28	49	3,010	3,059	28	—
Consumer indirect	32	—	46	78	3,011	3,089	—	52

Total	$4,730	$2,722	$15,989	$23,441	$815,311	$838,752	$6,608	$27,084

At March 31, 2011, the Corporation has identified $28.4 million of loans as impaired which includes performing troubled debt restructurings.  A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters’ averages to determine an annual average balance.

The following table summarizes impaired loans by class of loans and the specific valuation allowance and interest income related to each at or for the nine months ended March 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial business	$191	$410	$—	$190	$—
Commercial real estate	923	923	—	917	—
Agricultural business	1,248	1,282	—	1,350	8
Agricultural real estate	764	879	—	1,016	—
	3,126	3,494	—	3,473	8
With an allowance recorded:
Commercial business	527	527	219	527	1
Commercial real estate	57	80	15	57	4
Agricultural business	13,810	13,810	3,638	14,026	48
Agricultural real estate	10,906	10,907	931	11,347	58
	25,300	25,324	4,803	25,957	111
Total:
Commercial business	718	937	219	717	1
Commercial real estate	980	1,003	15	974	4
Agricultural business	15,058	15,092	3,638	15,376	56
Agricultural real estate	11,670	11,786	931	12,363	58
	$28,426	$28,818	$4,803	$29,430	$119

(1)  Represents the borrower’s loan obligation, gross of any previously charged-off amounts.

NOTE 6—LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

The following tables summarize the activity in, and the main assumptions used to estimate the amortization of servicing rights:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Dollars in Thousands)

Balance, beginning	$13,215	$12,351	$12,733	$11,768
Additions	490	528	1,851	1,957
Amortization	(583)	(353)	(1,462)	(1,199)
Balance, ending	$13,122	$12,526	$13,122	$12,526

Servicing fees received	$889	$880	$2,687	$2,705
Balance of loans serviced at:
Beginning of period	1,154,502	1,111,380	1,133,649	1,046,600
End of period	1,192,411	1,131,979	1,192,411	1,131,979

Amortization of servicing rights is adjusted each quarter as the result of the evaluation of historical prepayment activity.  For the third quarter ended March 31, 2011 and 2010, the constant prepayment rates (CPR) used to calculate the amortization was 14.54% and 7.29%, respectively.  Management utilized a discount rate of 9.00% and 10.00% for valuation purposes for both periods, respectively.

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

The following tables summarize segment reporting information:

	Three Months Ended March 31,
	2011			2010
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$9,485	$(439)	$9,046	$9,796	$(443)	$9,353
Provision for losses on loans and leases	(1,949)	—	(1,949)	(981)	—	(981)
Non-interest income	2,424	150	2,574	2,624	186	2,810
Intersegment non-interest income	(92)	28	(64)	(60)	(3)	(63)
Non-interest expense	(8,711)	(378)	(9,089)	(8,208)	(315)	(8,523)
Intersegment non-interest expense	—	64	64	—	63	63
Income (loss) before income taxes	$1,157	$(575)	$582	$3,171	$(512)	$2,659

Total assets at March 31	$1,195,631	$11,652	$1,207,283	$1,218,814	$15,666	$1,234,480

	Nine Months Ended March 31,
	2011			2010
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$29,652	$(1,340)	$28,312	$28,386	$(1,424)	$26,962
Provision for losses on loans and leases	(6,584)	—	(6,584)	(1,748)	—	(1,748)
Non-interest income	9,838	359	10,197	7,389	372	7,761
Intersegment non-interest income	(219)	25	(194)	(108)	(79)	(187)
Non-interest expense	(26,748)	(1,409)	(28,157)	(25,103)	(1,148)	(26,251)
Intersegment non-interest expense	—	194	194	—	187	187
Income (loss) before income taxes	$5,939	$(2,171)	$3,768	$8,816	$(2,092)	$6,724

Total assets at March 31	$1,195,631	$11,652	$1,207,283	$1,218,814	$15,666	$1,234,480

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

Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Dollars in Thousands)

Service cost	$147	$142	$441	$426
Interest cost	153	143	461	430
Amortization of prior losses	24	45	71	136
Expected return on plan assets	(165)	(138)	(484)	(416)
Total costs recognized in expense	$159	$192	$489	$576

The Company previously disclosed in its consolidated financial statements for fiscal 2010, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $425,000 in fiscal 2010 to fund its qualified pension plan.  During the second quarter of fiscal 2011, the Company made contributions of $455,000 to fund its qualified pension plan.  The Company anticipates no additional contributions will be made in fiscal 2011.

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

The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended June 30,
	2011	2010
	(Dollars in Thousands)

Quarter ended September 30	$587	$748
Quarter ended December 31	483	311
Quarter ended March 31	451	486
Quarter ended June 30	—	602
Net healthcare costs	$1,521	$2,147

NOTE 10—STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock appreciation rights (SARs) granted in the nine months ended March 31, 2011.

The following assumptions were used for grants in the nine months ended March 31, 2010:

Expected volatility	22.00%
Expected dividend yield	3.61%
Risk-free interest rate	2.35%
Expected term (in years)	5

Stock option activity for the nine months ended March 31, 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Beginning balance	133,240	$13.15
Granted	—	—
Forfeited	(5,747)	14.38
Exercised	(13,855)	10.05

Ending balance	113,638	$13.46	2.64	$41,533

Vested and exercisable	113,638	$13.46	2.64	$41,533

Stock appreciation rights activity for the nine months ended March 31, 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value

Beginning balance	198,136	$13.70
Granted	—	—
Forfeited	(12,782)	14.07
Exercised	—	—

Ending balance	185,354	$13.68	7.76	$—

Vested and exercisable	78,242	$14.47	7.23	$—

The total intrinsic value of options exercised during the nine months ended March 31, 2011 and 2010 was $5,000 and $0, respectively.  Cash received from the exercise of these options was $139,000 and $0, respectively.  There were no cashless option exercises or related tax benefit realized for the nine months ended March 31, 2011 and 2010.   There were no stock appreciation rights (SARs) granted during the nine months ended March 31, 2011, while the weighted-average grant date fair value of SARs granted during the nine months ended March 31, 2010 was $1.75.  The total unrecognized compensation cost related to nonvested SARs awards at March 31, 2011 was $142,000.  This unrecognized cost is expected to be recognized over a weighted average period of 26 months.

Nonvested share activity for the nine months ended March 31 follows:

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance, beginning	69,475	$13.68	90,708	$15.81
Granted	23,266	10.70	38,062	10.80
Vested	(49,551)	13.84	(55,716)	15.31
Forfeited	(897)	13.27	(506)	16.53

Nonvested balance, ending	42,293	$11.87	72,548	$13.56

Pretax compensation expense recognized for nonvested shares for the nine months ended March 31, 2011, and 2010 was $162,000 and $366,000, respectively.  The tax benefit for the nine months ended March 31, 2011, and 2010 was $55,000 and $124,000, respectively.  As of March 31, 2011, there was $272,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 29 months.  The total fair value of shares vested during the nine months ended March 31, 2011 and 2010 was $686,000 and $673,000, respectively.

In association with the 2002 Option Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the second quarter of fiscal 2011, 16,419 shares of nonvested stock were awarded, which vest on the first anniversary of the date of grant.  As of March 31, 2011, there was $121,000 of total unrecognized compensation cost related to nonvested shares, which is expected to be recognized over the remaining period of eight months.  For the nine months ended March 31, 2011, amortization expense was recorded in the amount of $140,000.

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

During the first quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $5.0 million notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%. The fair value of the derivative was an unrealized loss of $387,000 and $505,000 at March 31, 2011, and 2010, respectively.   During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement, which will replace the existing swap agreement upon its expiration.  The $5.0 million notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.95%, effective October 1, 2012.  The fair value of the derivative was an unrealized loss of $163,000 at March 31, 2011 and an unrealized gain of $30,000 at March 31, 2010.

During the second quarter of fiscal 2010, the Company entered into a forward starting interest rate swap agreement effective for the third quarter of fiscal 2011 with a $7.0 million notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 5.93%.  The fair value of the derivative was an unrealized loss of $313,000 and $231,000 at March 31, 2011, and 2010, respectively.

During the first quarter of fiscal 2009, the Company entered into an interest rate swap agreement with a $3.0 million notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%.  The Company also entered into an interest rate swap agreement with a $2.0 million notional amount to convert the remaining portion of variable-rate Trust Preferred III security into a fixed rate instrument for a term of four years at a fixed rate of 6.91%. The fair value of the $3.0 million notional derivative was an unrealized loss of $69,000 and $137,000 at March 31, 2011, and 2010, respectively.  The fair value of the $2.0 million notional derivative was an unrealized loss of $103,000 and $120,000 at March 31, 2011, and 2010, respectively.  During the fourth quarter of fiscal 2010, the Company entered into two forward-starting interest rate swap agreements, which will replace the existing swap agreements upon their expirations.  The $3.0 million notional amount fixed-rate instrument has a term of four years at a fixed rate of 6.58%, effective October 7, 2011.  The $2.0 million notional amount fixed-rate instrument has a term of two years at a fixed rate of 6.58%, effective October 9, 2012.  The fair values of the $3.0 million and $2.0 million notional amount derivatives were unrealized losses of $87,000 and $22,000, respectively, at March 31, 2011.

During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement with a $10.0 million notional amount to convert the variable-rate Trust Preferred V security into a fixed-rate instrument.  The $10.0 million notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.68%, effective December 1, 2011.  The fair value of the derivative was an unrealized loss of $421,000 at March 31, 2011 and an unrealized gain of $67,000 at March 31, 2010.

During the fourth quarter of fiscal 2010, the Bank entered into five forward-starting interest rate swap agreements with notional amounts totaling $35.0 million to convert the variable-rate attributes of a pool of deposits into fixed-rate instruments.  The $3.0 million notional amount fixed-rate instrument has a term of four years at a fixed rate of 2.20%, and became effective November 18, 2010.  The $7.0 million notional amount fixed-rate instrument has a term of 30 months at a fixed rate of 2.09%, and became effective March 7, 2011. The $10.0 million notional amount fixed-rate instrument has a term of 42 months at a fixed rate of 2.44%, with an  effective date of May 10, 2011.  The $10.0 million notional amount fixed-rate instrument has a term of three years at a fixed rate of 2.56%, with an effective date of April 21, 2011.  The $5.0 million notional amount fixed-rate instrument has a term of three years at a fixed rate of 2.30%, and became effective January 21, 2011.  The fair values of the $3.0 million, $7.0 million, $10.0 million, $10.0 million and $5.0 million notional amount derivatives were unrealized losses of $75,000, $205,000, $294,000, $371,000 and $168,000, respectively, at March 31, 2011.

No gain or loss was recognized in earnings for the nine months ended March 31, 2011, and 2010 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of March 31, 2011, are expected to be reclassified into earnings during the current fiscal year.  See Note 13 “Accumulated Other Comprehensive Loss” for amounts reported as other comprehensive loss.

The Company posted $1.9 million in cash and $1.9 million in investment securities under collateral arrangements as of March 31, 2011, to satisfy collateral requirements associated with its interest rate swap contracts.

The following table summarizes the derivative financial instruments utilized as of March 31, 2011:

	Balance	Notional	Estimated Fair Value
Cash flow hedge	Sheet Location	Amount	Gain	Loss
		(Dollars in Thousands)

Interest rate swap contracts	Other assets	$37,000	$—	$(1,565)
Interest rate swap contracts	Accrued expenses and other liabilities	35,000	—	(1,113)

		$72,000	$—	$(2,678)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of March 31, 2011:

		Average
	Notional	Maturity	Fair	Weighted Average Rate
Liability conversion swaps	Amount	(years)	Value	Receive	Pay
	(Dollars in Thousands)

Interest rate swap contracts	$72,000	3.2	$(2,678)	4.2%	4.3%

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Three Months		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Dollars in Thousands)

Net income	$459	$1,791	$2,692	$4,607
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	(399)	59	(399)	(2,022)
Change in unrealized gain (losses) on other securities available for sale	1,614	748	552	2,432
Reclassification adjustment:
Net impairment credit loss recognized in earnings	549	204	549	2,402
Security (gains) recognized in earnings	(132)	(229)	(623)	(1,365)
Net unrealized gains (losses)	1,632	782	79	1,447
Income tax benefit (expense)	(620)	(298)	(30)	(550)
Other comprehensive income (loss) on securities available for sale	1,012	484	49	897

Defined benefit plan:
Other comprehensive (loss) on defined benefit plan	—	—	—	—

Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	514	(353)	280	56
Income tax benefit (expense)	(175)	120	(95)	(19)
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	339	(233)	185	37

Total other comprehensive income (loss)	1,351	251	234	934

Comprehensive income	$1,810	$2,042	$2,926	$5,541

Cumulative other comprehensive (loss) balances were:

Unrealized loss on securities available for sale, net of related tax effect of $334 and $560			$(545)	$(914)
Unrealized loss on defined benefit plan, net of related tax effect of $441 and $1,177			(719)	(1,920)
Unrealized loss on cash flow hedging activities, net of related tax effect of $910 and $305			(1,767)	(591)

			$(3,031)	$(3,425)

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

Off-balance sheet instruments—Loan commitments are negotiated at current market rates and are relatively short-term in nature.  Therefore, the estimated value of loan commitments approximates the face amount.   Rates for these commitments are set at time of loan closing, such that no adjustment is necessary to reflect these commitments at market value.

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

Estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial Assets
Cash and cash equivalents	$30,890	$30,890	$20,805	$20,805
Securities	263,943	263,943	264,442	264,442
Federal Home Loan Bank stock	8,671	8,671	10,334	10,334
Loans and leases receivable	831,926	835,341	887,991	893,282
Accrued interest receivable	8,409	8,409	8,785	8,785
Servicing rights	13,122	14,752	12,733	17,022
Interest rate swap contracts	(1,565)	(1,565)	(1,957)	(1,957)

Financial liabilities
Deposits	888,398	891,905	914,264	921,410
Interest rate swap contracts on deposits	1,113	1,113	1,000	1,000
Borrowed funds	162,386	168,422	190,719	199,323
Subordinated debentures payable to trusts	27,837	27,887	27,837	16,344
Accrued interest payable and advances by borrowers for taxes and insurance	21,913	21,913	15,205	15,205

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at March 31, 2011:

	Quoted Prices	Significant	Significant
	In Active	Other Observable	Unobservable
	Markets	Inputs	Inputs	Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in Thousands)
Securities available for sale
Debt securities:
U.S. government agencies	$—	$3,991	$—	$3,991
Municipal bonds	—	13,419	—	13,419
Trust preferred securities	—	—	3,403	3,403
Equity securities:
Federal Ag Mortgage	7	—	—	7
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	242,870	—	242,870
Securities available for sale	7	260,533	3,403	263,943
Interest rate swaps	—	(1,565)	—	(1,565)
Total assets	7	258,968	3,403	262,378

Interest rate swaps on deposits	—	1,113	—	1,113
Total liabilities	$—	$1,113	$—	$1,113

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

The securities shown in Level 3 relate to pooled trust preferred securities which are currently part of an inactive market.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade, and then by a significant decrease in the volume of trades relative to historical levels.  Given conditions in the debt markets and the absence of observable orderly transactions in the secondary and new issue markets, management determined that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique. The results of third party pricing valuation and valuation derived by management cash flow scenarios were weighted each at 50% and used to measure fair value for each security.

The approaches to determining fair value for the trust preferred securities included the following factors:

1.               The credit quality of the collateral is estimated using average probability of default values.

2.               Management utilized a range of loss given default based upon a review of the financial condition of underlying issuers in each pool.  No recovery rate is assumed for defaults.  Actual deferrals may be treated differently than defaults based upon the review of financial position of the underlying issuers and a probability assigned to the curing of the deferral.  The recovery rate may range from 0% to 100% based upon the expected financial viability of the issuer.

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

5.               Management utilized an average price derived from various cash flow scenarios based upon a weighted average of scenario probability.

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

The following table reconciles the beginning and ending balances of the assets or liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs:

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

	Nine Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands)

Beginning balance	$3,902	$6,051
Total realized/unrealized gains (losses)
Included in earnings	(549)	(2,402)
Included in other comprehensive loss	(44)	716
Purchases, issuances, (paydowns) and (sales)	94	37
Transfers into or (out) of Level 3	—	—
Ending balance	$3,403	$4,402

The table below presents the Company’s assets subject to the nonrecurring fair value measurements by level within the hierarchy at March 31, 2011:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable	Fiscal 2011
	Markets	Inputs	Inputs	Incurred
	(Level 1)	(Level 2)	(Level 3)	Losses

Loans held for sale	$—	$6,669	$—	$—
Impaired loans	—	7,518	16,105	—
Mortgage servicing rights	—	—	13,122	—

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

Executive Summary

The Company’s net income for the first nine months of fiscal 2011 was $2.7 million, or $0.39 in diluted earnings per common share, compared to $4.6 million, or $0.86 in diluted earnings per common share, for the same period of fiscal 2010.

Net interest income for the first nine months of fiscal 2011 was $28.3 million, an increase of $1.4 million, or 5.0%, compared to the same period a year ago.  For the nine months ended March 31, 2011, average interest-earning assets and average interest-bearing liabilities increased 4.7% and 3.3%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 4.79% for the first nine months of fiscal 2011, compared to 5.22% a year ago, a decrease of 43 basis points.  For the same period, cost of deposits, which include all interest-bearing and noninterest bearing deposits, decreased to 1.10%, compared to 1.56%, a decrease of 46 basis points.

The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the nine months ended March 31, 2011 was 3.32%, which is unchanged from the same period of the prior fiscal year.  This margin was sustained even though an interest income reversal due to loans placed in nonaccrual status negatively impacted the Net Interest Margin, TE percentage by 7 basis points for the each of the first two quarters and by an additional net 2 basis points for the third quarter of fiscal 2011.  A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the interest-bearing liabilities, while the average balances for these categories increased over the comparable period of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

The allowance for loan and lease losses increased $3.9 million to $13.5 million at March 31, 2011, compared to June 30, 2010.  The ratio of allowance for loan and lease losses to total loans and leases was 1.61% as of March 31, 2011 compared to 1.52% and 1.10% at December 31, 2010 and June 30, 2010, respectively.  Total nonperforming assets at March 31, 2011 were $34.4 million as compared to $31.7 million and $9.2 million at December 31, 2010 and June 30, 2010, respectively.  The ratio of nonperforming assets to total assets increased to 2.85% at March 31, 2011, compared to 2.58% and 0.73% at December 31, 2010 and June 30, 2010, respectively.  The overall increase in nonperforming assets was primarily attributed to the deterioration in certain dairy operations resulting in seven substantial dairy loan relationships placed into nonaccrual status at March 31, 2011.  The deterioration in the dairy sector is related to prior low commodity prices for milk combined with increases in the cost of feed and operations. The specific valuation allowance on identified impaired loans increased to $4.8 million at March 31, 2011, compared to $3.9 million and $325,000 at December 31, 2010 and June 30, 2010, respectively.  All identified impaired loans are reviewed to assess the borrower’s inability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.

Foreclosed real estate and other properties decreased by $282,000 to $664,000 at March 31, 2011 from June 30, 2011.  During the first three quarters of fiscal 2011, the Company has been able to sell and maintain a minimal amount of foreclosed assets. When compared to March 31, 2010, the Company has reduced these assets by $630,000.

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

The Company held $8.8 million in trust preferred securities at March 31, 2011, that are currently impaired under applicable accounting rules.  These are comprised of pooled securities issued primarily by banks throughout the United States, and were downgraded to a below investment grade rating.  The Company performed analysis to determine if any of the securities had a credit loss by estimating if any of the cash flows are not expected to be received as contracted.  Based upon the analysis, the Company recognized $549,000 as other-than-temporary impairment credit losses for the nine months ended March 31, 2011, compared to $2.4 million for the same period of the prior year.  Fair value on these investments was recorded at $3.4 million at March 31, 2011.

Total deposits at March 31, 2011, were $888.4 million, a decrease of $25.9 million, or 2.8% from June 30, 2010.  During the nine month period, in-market deposits, exclusive of public funds, increased $10.0 million, while out-of-market deposits and public funds decreased $5.3 million and $30.6 million, respectively.  The primary factor affecting interest expense was the decrease in the average rates paid on interest-bearing deposits for the nine month period ended March 31, 2011, of 1.24% compared to 1.76% for the nine month period ended March 31, 2010.

On April 25, 2011, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the third quarter of fiscal 2011.  The dividend will be paid on May 13, 2011, to stockholders of record on May 6, 2011.

The total risk-based capital ratio of 12.60% at March 31, 2011, increased by 92 basis points from 11.68% at June 30, 2010.  Tier I capital increased primarily due to the net income of the Bank while a decline in the overall loan balances contributed to a reduction in the risk-weighted assets.  These two factors led to the overall increase in this ratio.  This continues to place the Bank in the “well-capitalized” category within OTS regulation at March 31, 2011 and is consistent with the “well-capitalized” OTS category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages and student loans.

Noninterest income was $10.2 million for the nine months ended March 31, 2011, compared to $7.8 million for the same period in the prior fiscal year, an increase of $2.4 million.  This increase is due primarily to lower net impairment credit losses recognized in earnings of $549,000 for the first nine months of fiscal 2011, compared to the $2.4 million of net impairment credit losses for the same period of the prior fiscal year.  Net gain on sale of loans and fees on deposits increased $1.1 million and $456,000, respectively, while net gain on sale of securities and loan servicing income decreased $742,000 and $281,000, respectively.

Noninterest expense was $28.2 million for the nine months ended March 31, 2011, as compared to $26.3 million for the same period of the prior fiscal year, an increase of $1.9 million, or 7.3%.  The increase was attributed primarily to an increase in compensation and employee benefits of $1.1 million, or 7.1%.  Compensation costs grew as a result of sales staff increases, annual adjustments to existing staff base compensation and incentive pay accruals for non-executive staff.

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  Under the Dodd-Frank Act, deposits of the Bank are permanently insured up to $250,000 per depositor for each account ownership category (prior to the legislation, the increased insurance coverage from $100,000 to $250,000 was temporary until December 31, 2013).  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  On November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar year 2009 and the entire calendar years of 2010, 2011, and 2012.  On December 30, 2009, the Company paid $4.9 million, which was recorded as a prepaid asset and is being proportionally expensed as each quarter elapses. At March 31, 2011, the remaining balance recorded as a prepaid asset was $2.6 million.  Since March 31, 2010, the FDIC has increased the regular annualized assessment rate from 13.62 basis points to 15.43 at March 31, 2011.  This differential of 1.81 annualized basis points results in a quarterly expense increase of $41,000, when multiplied by the applicable deposit base at March 31, 2011.  The Dodd-Frank Act modified the assessment calculation to be the factor of the rate, which is reflective of the current CAMEL rating of the institution, multiplied by the assets of the institution, rather than the deposit base under the previous calculation.  This modified assessment is effective April 1, 2011, and the resulting quarterly expense is anticipated to decrease by 20% from the current quarter’s assessment ended March 31, 2011.  The FDIC may impose additional special assessments, which would be recorded as they are incurred.  Previously, the FDIC instituted the Transaction Account Guarantee Program (“TAGP”), which extended the FDIC’s insurance to full coverage of non-interest bearing transaction accounts for participating institutions at an annualized rate of 10 basis points on deposit balances in excess of the $250,000 insurance limit.  The TAGP lapsed January 1, 2011, and is no longer in effect.  On November 9, 2010, the FDIC approved a final rule to provide temporary unlimited coverage for non-interest bearing transaction accounts.  This ruling revises the regulations to include non-interest bearing transaction accounts as a new temporary deposit insurance account category.  This new rule also states that Negotiable Order of Withdrawal (“NOW”) and Interest on Lawyer’s Trust Accounts (“IOLTA”) are not covered under the Dodd-Frank Act definition of noninterest-bearing transaction accounts and do not qualify for temporary unlimited coverage.

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

Financial Condition Data

At March 31, 2011, the Company had total assets of $1.2 billion, a decrease of $45.7 million from the level at June 30, 2010.  The decrease in assets in the nine months of fiscal 2011 was due primarily to a decrease in net loans and leases receivable and loans held for sale of $37.4 million and $18.6 million, respectively.  Total liabilities decreased $46.8 million at March 31, 2011, as compared to June 30, 2010.  This decrease was primarily due to a decrease in deposits and advances from the FHLB and other borrowings of $25.9 million and $28.3 million, respectively.  Stockholders’ equity increased $1.1 million to $95.5 million at March 31, 2011.

Net loans and leases receivable decreased $37.4 million at March 31, 2011, as compared to June 30, 2010, due in part to decreases in one-to four-family loans of $11.9 million and agricultural loans of $6.7 million.  Equipment finance leases and consumer indirect loans decreased by $3.5 million and $5.1 million, respectively, due in part to management’s decision not to actively originate new contracts.   There was also an increase in the allowance for loan and lease losses of $3.9 million since June 30, 2010 which contributed to the overall decline.  Loans held for sale decreased $18.6 million primarily due to the sale of loans previously held.

Cash and cash equivalents increased $10.1 million at March 31, 2011, as compared to June 30, 2010.  See the “Consolidated Statement of Cash Flows” for an in-depth analysis of the change in cash and cash equivalents for the nine months ended March 31, 2011.

Deposits decreased $25.9 million at March 31, 2011, as compared to June 30, 2010.  Certificates of deposits, money market, and noninterest bearing accounts decreased $36.1 million, $6.7 million and $8.2 million, respectively, since June 30, 2010.  Interest-bearing checking increased $25.1 million to partially offset the other account decreases during the nine month period ended March 31, 2011.  Public fund account balances, which are included in the various deposit categories, decreased $30.6 million to $184.3 million at March 31, 2011 in part as a result of seasonal fluctuations typical with these types of municipal deposits.  Advances from the FHLB and other borrowings decreased $28.3 million at March 31, 2011, as compared to June 30, 2010, due to reductions in short-term borrowing from  loan repayments in excess of advances during the first nine months of fiscal 2011.

Stockholders’ equity increased $1.1 million to $95.5 million at March 31, 2011, due in part to a decrease in accumulated other comprehensive losses, net of deferred tax effect of $234,000 during the first nine months of fiscal 2011.  Net income and stock issuances and amortization increased stockholders’ equity by $2.7 million and $526,000, respectively, while dividends reduced stockholders’ equity by $2.4 million during the period.

The following tables show the composition of the Company’s loan and lease portfolio and deposit accounts:

Loan and Lease Portfolio Composition

	March 31, 2011		June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to four-family (1)	$60,518	7.21%	$72,392	8.30%
Commercial real estate	221,874	26.45	216,479	24.82
Commercial business (2)	96,591	11.52	99,892	11.45
Multi-family real estate	47,619	5.68	50,064	5.74
Equipment finance leases	7,149	0.85	10,642	1.22
Consumer direct (3)	120,240	14.34	122,832	14.08
Consumer indirect (4)	3,089	0.37	8,186	0.94
Agricultural	263,848	31.46	270,568	31.02
Construction	17,824	2.12	21,225	2.43
Total loans and leases receivable (5)	$838,752	100.00%	$872,280	100.00%

(1) Excludes $5,723 and $20,394 loans held for sale at March 31, 2011 and June 30, 2010, respectively.

(2) Includes $2,489 and $2,599 tax exempt leases at March 31, 2011 and June 30, 2010, respectively.

(3) Excludes $946 and $4,893 student loans held for sale at March 31, 2011 and June 30, 2010, respectively.

(4) The Company announced Consumer Indirect originations ceased during the first quarter of Fiscal 2008.

(5) Includes deferred loan fees and discounts.

Deposit Composition

	March 31, 2011		June 30, 2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$108,943	12.26%	$117,139	12.81%
Interest bearing checking accounts	125,322	14.11	100,231	10.96
Money market accounts	183,091	20.61	189,821	20.76
Savings accounts	83,169	9.36	83,136	9.09
In-market certificates of deposit	370,248	41.68	401,033	43.87
Out-of-market certificates of deposit	17,625	1.98	22,904	2.51
Total deposits	$888,398	100.00%	$914,264	100.00%

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

	Three Months Ended March 31,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$852,532	$11,781	5.60%	$856,414	$12,192	5.77%
Investment securities (2) (3)	262,793	1,316	2.03%	259,318	1,872	2.93%
FHLB stock	9,036	80	3.59%	11,207	56	2.03%

Total interest-earning assets	1,124,361	$13,177	4.75%	1,126,939	$14,120	5.08%
Noninterest-earning assets	91,326			79,250
Total assets	$1,215,687			$1,206,189

Interest-bearing liabilities:
Deposits:
Checking and money market	$293,567	$382	0.53%	$244,753	$353	0.58%
Savings	91,433	75	0.33%	81,077	72	0.36%
Certificates of deposit	403,093	1,823	1.83%	416,991	2,401	2.34%
Total interest-bearing deposits	788,093	2,280	1.17%	742,821	2,826	1.54%
FHLB advances and other borrowings	165,654	1,401	3.43%	215,165	1,488	2.80%
Subordinated debentures payable to trusts	27,837	450	6.56%	27,837	453	6.60%

Total interest-bearing liabilities	981,584	4,131	1.71%	985,823	4,767	1.96%
Noninterest-bearing deposits	103,120			90,084
Other liabilities	35,810			37,618
Total liabilities	1,120,514			1,113,525
Equity	95,173			92,664
Total liabilities and equity	$1,215,687			$1,206,189

Net interest income; interest rate spread (4)		$9,046	3.04%		$9,353	3.12%

Net interest margin (4) (5)			3.26%			3.37%

Net interest margin, TE (6)			3.31%			3.42%

(1)          Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)          Includes federal funds sold.

(3)          Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)          Percentages for the three months ended March 31, 2011 and March 31, 2010 have been annualized.

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

	Nine Months Ended March 31,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$877,233	$37,029	5.62%	$852,249	$36,887	5.77%
Investment securities (2) (3)	263,243	4,107	2.08%	235,183	5,991	3.39%
FHLB stock	10,272	243	3.15%	11,873	222	2.49%

Total interest-earning assets	1,150,748	$41,379	4.79%	1,099,305	$43,100	5.22%
Noninterest-earning assets	83,924			77,148
Total assets	$1,234,672			$1,176,453

Interest-bearing liabilities:
Deposits:
Checking and money market	$277,647	$1,108	0.53%	$230,015	$968	0.56%
Savings	82,543	207	0.33%	72,158	197	0.36%
Certificates of deposit	423,409	6,005	1.89%	432,630	8,517	2.62%
Total interest-bearing deposits	783,599	7,320	1.24%	734,803	9,682	1.76%
FHLB advances and other borrowings	188,635	4,376	3.09%	205,067	5,084	3.30%
Subordinated debentures payable to trusts	27,837	1,371	6.56%	27,837	1,372	6.57%

Total interest-bearing liabilities	1,000,071	13,067	1.74%	967,707	16,138	2.22%
Noninterest-bearing deposits	104,126			93,956
Other liabilities	36,036			33,526
Total liabilities	1,140,233			1,095,189
Equity	94,439			81,264
Total liabilities and equity	$1,234,672			$1,176,453

Net interest income; interest rate spread (4)		$28,312	3.05%		$26,962	3.00%

Net interest margin (4) (5)			3.28%			3.27%

Net interest margin, TE (6)			3.32%			3.32%

(1)          Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)          Includes federal funds sold.

(3)          Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)          Percentages for the nine months ended March 31, 2011 and March 31, 2010 have been annualized.

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

The reconciliation of the net interest income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Dollars in Thousands)

Net interest income	$9,046	$9,353	$28,312	$26,962
Taxable equivalent adjustment	131	139	377	429
Adjusted net interest income	9,177	9,492	28,689	27,391
Average interest-earning assets	1,124,361	1,126,939	1,150,748	1,099,305
Net interest margin, TE	3.31%	3.42%	3.32%	3.32%

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2011 vs 2010			2011 vs 2010
	Increase	Increase		Increase	Increase
	(Decrease)	(Decrease)	Total	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$(55)	$(356)	$(411)	$1,107	$(965)	$142
Investment securities (2)	25	(581)	(556)	712	(2,596)	(1,884)
FHLB stock	(11)	35	24	(30)	51	21

Total interest-earning assets	$(41)	$(902)	$(943)	$1,789	$(3,510)	$(1,721)

Interest-bearing liabilities:
Deposits:
Checking and money market	$67	$(38)	$29	$202	$(62)	$140
Savings	10	(7)	3	29	(19)	10
Certificates of deposit	(79)	(499)	(578)	(182)	(2,330)	(2,512)
Total interest-bearing deposits	(2)	(544)	(546)	49	(2,411)	(2,362)
FHLB advances and other borrowings	(343)	256	(87)	(409)	(299)	(708)
Subordinated debentures payable to trusts	—	(3)	(3)	—	(1)	(1)

Total interest-bearing liabilities	$(345)	$(291)	$(636)	$(360)	$(2,711)	$(3,071)

Net interest income increase	$304	$(611)	$(307)	$2,149	$(799)	$1,350

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis perhaps even to the point of recording impairment.  The risk to earnings is when the underlying mortgages pay off significantly faster than the assumptions used in the previously recorded amortization.  Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available.  The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis.  Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at March 31, 2011.

Security Impairment.  Management continually monitors the investment security portfolio for impairment on a security by security basis under the guidance of ASC Subtopic 320-10.  Management has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary.  This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.  To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.  If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in earnings for the difference between amortized cost and fair value.  If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it’s amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated.  For those securities, the Company separates the total impairment into a credit loss component recognized in earnings, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

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

Asset Quality and Potential Problem Loans and Leases

Nonperforming assets (nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased to $34.4 million at March 31, 2011 from $31.7 million at December 31, 2010 and $9.2 million at June 30, 2010.  Nonaccruing loans and leases increased to $27.1 million from $26.9 million and $6.0 million at December 31, 2010 and June 30, 2010, respectively.  Accruing loans and leases delinquent more than 90 days increased $4.4 million to $6.6 million at March 31, 2011 from $2.2 million at June 30, 2010, but decreased by $2.0 million since December 31, 2010.  Foreclosed assets decreased $282,000 to $664,000 at March 31, 2011, from $946,000 at June 30, 2010.  In addition, the ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, was 2.85% at March 31, 2011, which is an increase from 2.58% and 0.73% as reported at December 31, 2010 and June 30, 2010, respectively.  The overall increase in nonperforming assets was primarily attributed to the deterioration in certain dairy operations due to low commodity prices for milk and increases in the cost of feed and operations.  Recently, there has been a moderate increase in the price for milk, which has been beneficial for the dairy industry as a whole.

Nonaccruing loans and leases increased to $27.1 million at March 31, 2011, an increase of $21.1 million compared to June 30, 2010.  The loans and leases included in nonaccruing loans and leases at March 31, 2011 were 10 loans totaling $1.2 million secured by one- to four-family real estate, nine loans totaling $11.8 million secured by agricultural real estate, 53 loans totaling $11.4 million secured by agricultural business assets, five loans totaling $923,000 secured by commercial real estate, 12 loans totaling $758,000 secured by commercial business assets, 20 leases totaling $329,000 secured by equipment, and 25 loans totaling $671,000 secured by consumer assets.

Accruing loans and leases delinquent more than 90 days increased $4.4 million, to $6.6 million at March 31, 2011 compared to $2.2 million at June 30, 2010.  Included in accruing loans and leases delinquent more than 90 days at March 31, 2011 were two loans totaling $124,000 secured by commercial real estate, five loans for $431,000 secured by one-to four-family real estate, 12 loans totaling $2.8 million secured by agricultural real estate, two loans totaling

$169,000 secured by commercial business assets, 23 loans totaling $3.1 million secured by agricultural business assets,  and two loans totaling $28,000 of unsecured overdraft and reserve accounts.  For the accruing loans which are greater than 90 days past due, one-to-four family collateralized loans have a weighted average loan to value ratio of 98.0% at March 31, 2011.  These loans remain in accruing status due to the government guarantees on each of the loans.  Commercial real estate and commercial business collateralized loans have weighted average loan to value ratios of 30.9% and 24.1%, respectively.  Consumer loans consist of overdraft and nonsufficient fund balances which do not accrue interest and are in the process of collection.  Agricultural collateralized loans have a weighted average loan to value ratio of 57.0%.  Recent trends in collateral values have seen a regionalized increase in values in land and dairy assets within the agricultural sector, which is the largest component of the accruing loans greater than 90 days past due.

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

As of March 31, 2011, foreclosed assets decreased by $282,000, or 29.8%, to $664,000 as compared to $946,000 at June 30, 2010.  During the first three quarters of fiscal 2011, the Company has been able to sell most of the remaining assets that have been previously foreclosed.  When compared to March 31, 2010, the Company has reduced these assets by $629,000.  The balance at March 31, 2011 consisted of $615,000 of one- to four-family collateral owned, $29,000 of commercial business collateral owned, $15,000 of leased equipment owned, and $5,000 of consumer collateral owned.

At March 31, 2011, the Company had designated $65.7 million of its loans as classified, net of specific valuation allowance, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties.  The Company also classified $8.8 million of trust preferred securities in accordance with OTS debt security classification guidelines.  Based upon the credit rating and unrealized loss position for each security, management compared the present value of best estimates of cash flows expected to be collected from each security at the security’s effective interest rate to the amortized cost basis of each security to determine if an other-than-temporary impairment exists.  At March 31, 2011, the Company had $9.4 million in multi-family, commercial business, commercial real estate and agricultural participation loans purchased, of which none were classified.  These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses.  The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity.  Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

The Company’s management believes the March 31, 2011 recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, although there can be no assurance the allowance will be adequate in the future.  In addition, the Company’s determination as to the amount of our allowance for loan losses is subject to review by the Bank’s principal federal regulator, the OTS.  The OTS  began its periodic review in the second quarter of fiscal year 2011 and management received the final exam report in the third quarter.  As an integral part of its examination, the OTS reviews our allowance for loan losses, and any modifications resulting from the exam have been reflected in this Form 10-Q.

In accordance with the Company’s internal classification of assets policy, management evaluates the loan and lease portfolio on a monthly basis to identify loss potential and determines the adequacy of the allowance for loan and lease losses quarterly.  Loans and leases are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful.  Foreclosed assets include assets acquired in settlement of loans and leases.  For all non-homogeneous loans, our policy for returning nonperforming loans to performing status requires the following criteria:  six months of continued performance, timely payments, positive cash flow and an acceptable loan to value ratio.  For homogeneous loans, typical in our consumer portfolio, the criteria needed is for six months of consecutive timely loan payments.  For troubled debt restructured loans, the criteria for returning specific loans to accruing status is the determination that the restructure, which includes interest, enabled the customer to return to a positive cash flow.

The following table sets forth the amounts and categories of the Company’s nonperforming assets for the periods indicated.

	Nonperforming Assets
	March 31, 2011	June 30, 2010
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$1,214	$159
Commercial real estate	923	716
Commercial business	758	469
Equipment finance leases	329	862
Consumer	671	649
Agricultural	23,189	3,181
Total	27,084	6,036

Accruing loans and leases delinquent more than 90 days:
One- to four-family	431	—
Commercial real estate	124	201
Commercial business	169	167
Equipment finance leases	—	334
Consumer	28	22
Agricultural	5,856	1,472
Total	6,608	2,196

Foreclosed assets:
One- to four-family	615	212
Equipment finance leases	15	212
Commercial business	29	32
Consumer	5	8
Agricultural	—	482
Total (1)	664	946

Total nonperforming assets (2)	$34,355	$9,178

Ratio of nonperforming assets to total assets (3)	2.85%	0.73%

Ratio of nonperforming loans and leases to total loans and leases (4) (5)	4.02%	0.94%

Accruing troubled debt restructures	$3,905	$4,000

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

(5)          Total loans and leases exclude loans held for sale.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses during the periods indicated.

	Nine Months Ended March 31,
	2011	2010
	(Dollars in Thousands)

Balance at beginning of period	$9,575	$8,470
Charge-offs:
One- to four-family	(15)	(108)
Commercial real estate	(64)	(11)
Commercial business	(407)	(319)
Equipment finance leases	(169)	(263)
Consumer	(932)	(704)
Agricultural	(1,231)	(11)
Total charge-offs	(2,818)	(1,416)

Recoveries:
One- to four-family	1	4
Commercial business	15	—
Equipment finance leases	—	5
Consumer	138	124
Total recoveries	154	133

Net recoveries (charge-offs)	(2,664)	(1,283)

Additions charged to operations	6,584	1,748

Balance at end of period	$13,495	$8,935

Ratio of allowance for loan and lease losses to total loans and leases at end of period (1)	1.61%	1.05%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (2)	40.05%	56.47%

Ratio of net charge offs to average loans and leases for the year-to-date period (3)	0.40%	0.20%

(1)          Total loans and leases exclude loans held for sale.

(2)          Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)          Percentages for the nine months ended March 31, 2011 and March 31, 2010 have been annualized.

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

	FAS 5	FAS 114	FAS 5	FAS 114
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Loan Type	March 31, 2011		June 30, 2010
	(Dollars in Thousands)

One- to four-family	$238	$—	$216	$—
Commercial real estate	1,488	15	1,614	165
Multi-family real estate	96	—	105	—
Commercial business	1,255	219	1,923	67
Equipment finance leases	451	—	579	—
Consumer	1,694	—	1,273	—
Agricultural	3,470	4,569	3,540	93
Total	$8,692	$4,803	$9,250	$325

FAS 114 Impaired Loan Summary

			Impaired			Impaired
	Number		Loan	Number		Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Loan Type	March 31, 2011			June 30, 2010
	(Dollars in Thousands)

Commercial real estate	5	$980	15	4	731	165
Commercial business	7	718	219	5	362	67
Agricultural	20	26,728	4,569	5	7,728	93
Total	32	$28,426	$4,803	14	$8,821	$325

The allowance for loan and lease losses was $13.5 million at March 31, 2011, as compared to $8.9 million at March 31, 2010.  The ratio of the allowance for loan and lease losses to total loans and leases was 1.61% at March 31, 2011, compared to 1.05% at March 31, 2010.  The Company’s management has considered nonperforming loans and leases and potential problem loans and leases in establishing the allowance for loan and lease losses.  The Company continues to monitor its allowance for probable loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate.  The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on all commercial business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans and leases.  A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010

General.  The Company’s net income was $459,000, or $0.07 in basic and diluted earnings per common share for the three months ended March 31, 2011, as compared to net income of $1.8 million, or $0.26 in basic and diluted earnings per common share for the same period in the prior fiscal year.  For the third quarter of fiscal 2011, the return on average equity and the return on average assets was 1.96% and 0.15%, respectively, compared to 7.84% and 0.60%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $13.2 million for the three months ended March 31, 2011, as compared to $14.1 million for the same period in the prior fiscal year, a decrease of $943,000 or 6.7%.  This decrease was primarily the result of an increase in variable-rate and the reduction in fixed-rate agency residential mortgage backed securities within our investment securities.  Loans and leases receivable had an average yield of 5.60% for the three months ended March 31, 2011, which is 17 basis points less than the average yield of 5.77% for the three months ended March 31, 2010.  Investment securities had a decline in average yield of 90 basis points when comparing the third quarter of fiscal 2011 against the same period of the prior year.  The average balance for loans and leases receivables for the third quarter of fiscal 2011 decreased $3.9 million, or 0.5% to $852.5 million when compared to the average balance of the third quarter of fiscal 2010.  The average balance of investment securities increased $3.5 million, or 1.3% to $262.8 million for the third quarter of fiscal 2011, when compared to the average balance of the same quarter of the prior fiscal year.  The revenue decrease attributable to the overall declining yield for interest-earning assets was $902,000, and the revenue decrease attributed to the decrease in average interest-earning assets balances of $41,000.

Interest Expense.  Interest expense was $4.1 million for the three months ended March 31, 2011, as compared to $4.8 million for the same period in the prior fiscal year, a decrease of $636,000 or 13.3%.  A $544,000 decrease in interest expense was the result of a decrease in the average rate paid of 1.17% on interest-bearing deposits for the three months ended March 31, 2011, compared to an average rate paid of 1.54% for the three months ended March 31, 2010.  The average balance of interest-bearing deposits increased by $45.3 million, or 6.1%, due in part to the increase in savings and checking deposits of $59.2 million and partially offset by a decrease in certificates of deposit average balances of $13.9 million.  This resulted in a net savings in interest expense of $2,000 due to the change in the volume of deposits for the three months ended March 31, 2011, as compared to the same period of fiscal 2010.  The net effect of interest-bearing deposits on interest expense due to rate and volume was a decrease of $546,000 for the third quarter of fiscal 2011 as compared to the third quarter of 2010.  FHLB advances and other borrowings decreased by $49.5 million, or 23.0% for the three month period ended March 31, 2011, as compared to the three month period ended March 31, 2010, while the rate increased to 3.43% from 2.80% for the respective quarters.  The resulting decrease in volume and increase in rate accounted for an overall decrease in interest expense of $87,000.  The average rate paid on total interest-bearing liabilities, which include interest-bearing deposits and liabilities, was 1.71% for the three months ended March 31, 2011 as compared to 1.96% for the same period in fiscal 2010.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2011, decreased $307,000 or 3.3%, to $9.0 million compared to $9.4 million for the same period in the prior fiscal year.  The net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities resulted in a net decrease in net interest income of $611,000.  This was partially offset by the net decrease in volumes of interest-bearing liabilities in excess of decreased volumes of interest-earning assets which resulted in a net increase in net interest income of $304,000.  The Company’s Net Interest Margin, TE was 3.31% for the three months ended March 31, 2011, as compared to 3.42% for the three months ended March 31, 2010.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the three months ended March 31, 2011, the Company recorded a provision for losses on loans and leases of $1.9 million compared to $981,000 for the three months ended March 31, 2010.  See “Asset Quality and Potentially Problem Loans and Leases” for further discussion.

Noninterest Income.  Noninterest income was $2.6 million for the quarter ended March 31, 2011, compared to $2.8 million for the quarter ended March 31, 2010, a decrease of $236,000.  This decrease is due primarily to an increase in net impairment losses recognized in earnings of $345,000 and a decrease in loan servicing income of $221,000.  Net gain on sale of loans and fees on deposits increased $255,000 and $106,000, respectively, which partially offset the decreases of noninterest income.

There was $549,000 of net impairment credit losses recognized in earnings for the quarter ended March 31, 2011, compared to net impairment credit losses of $204,000 recognized in earnings for the third quarter of fiscal 2010.  Loan servicing income decreased by $221,000, to $306,000 when comparing the third quarter of fiscal 2010 to fiscal 2011.  The amortization related to servicing income for the third quarter of fiscal 2011 was $230,000 greater than the amount of amortization in the third quarter of fiscal 2010.  Amortization expense related to the servicing income increased from $384,000 to $495,000 in the first two quarters of fiscal 2011, and to $583,000 in the third quarter of fiscal 2011.  This compares to $353,000 of amortization expense recorded in the third quarter of fiscal 2010.  Prepayment speeds evidenced within the portfolio increased during this time, which resulted in the increase in amortization.  Net gain on the sale of securities totaled $132,000, a decrease of $97,000 for the three months ended March 31, 2011, as compared to the same period in fiscal 2010.  Net gain on sale of loans increased $255,000, primarily due to an increase in mortgage loan activity and the related loan sales when comparing the quarter-over-quarter activity.  Fees on deposits increased by $106,000 to $1.4 million for the quarter ended March 31, 2011, compared to $1.3 million for the quarter ended March 31, 2010, primarily due to a $113,000 net increase in income from point-of-sale purchases by customers and ATM service fees.

Noninterest Expense.  Noninterest expense was $9.1 million for the three months ended March 31, 2011 as compared to $8.5 million for the three months ended March 31, 2010, an increase of $566,000, or 6.6%.  The primary factors in the overall increase were increases in compensation and employee benefits of $322,000, FDIC insurance of $146,000, and professional fees of $161,000.

Compensation and employee benefits were $5.4 million for the three months ended March 31, 2011, an increase of $322,000 or 6.3% when compared to the three months ended March 31, 2010.  Employee compensation increased $222,000, or 6.4% when compared to the prior year’s quarter due to annual salary increases and increased staffing needs.  Performance-based incentives and commissions for sales staff increased $55,000 due to an increase in performance outcomes for the third quarter of fiscal 2011 as compared to the prior year’s quarter.  Net healthcare costs, which are included in the total for compensation and employee benefits, decreased $35,000, or 7.2% to $451,000 when comparing the three month period ended March 31, 2011 to the same quarter in the prior year.  Healthcare utilization fluctuates from quarter to quarter, but the amount incurred for the current quarter is similar to the budgeted amount.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.

Professional fees increased $161,000 to $499,000 for the third quarter of fiscal 2011 when compared to the three month period ended March 31, 2010.  This was due primarily to the engagement of governance-related services by the Board of Directors and reflected in legal fee increases.

Income Tax Expense.  The Company’s income tax expense for the three months ended March 31, 2011 was $123,000 compared to $868,000 for the same period in the prior fiscal year.  The effective tax rate was 21.1% and 32.6% for the three months ended March 31, 2011 and 2010, respectively.  The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes in the three month period ended March 31, 2011, which reduced the overall effective tax rate from the Company’s anticipated amount of 34%.

Comparison of the Nine Months Ended March 31, 2011 and March 31, 2010

General.  The Company’s net income was $2.7 million, or $0.39 in basic and diluted earnings per common share for the nine months ended March 31, 2011, as compared to net income of $4.6 million, or $0.86 in basic and diluted earnings per common share for the same period in the prior fiscal year.  For the first nine months of fiscal 2011, the return on average equity and the return on average assets was 3.80% and 0.29%, respectively, compared to 7.55% and 0.52%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $41.4 million for the nine months ended March 31, 2011, as compared to $43.1 million for the same period in the prior fiscal year, a decrease of $1.7 million or 4.0%.  This decrease was primarily the result of an increase in variable-rate and the reduction in fixed-rate agency residential mortgage backed securities within our investment securities.  Loans and leases receivable had an average yield of 5.62% for the nine months ended March 31, 2011, which is 15 basis points less than the average yield of 5.77% for the nine months ended March 31, 2010.  Investment securities had a decline in average yield of 131 basis points when comparing the first nine months of fiscal 2011 against the same period of the prior year.  The average balance for loans and leases receivable was $877.2 million for the first nine months of fiscal 2011, which is an increase of $25.0 million, or 2.9% when compared to the average balance of the first nine months of fiscal 2010.  The average balance of investment securities increased $28.1 million, or 11.9% to $263.2 million for the nine month period ended March 31, 2011, when compared to the same period of the prior fiscal year.  The revenue decrease attributed to the overall declining yield for interest-earning assets was $3.5 million, which was partially offset by the revenue increase attributed from the larger average interest-earning asset balances of $1.8 million.

Interest Expense.  Interest expense was $13.1 million for the nine months ended March 31, 2011, compared to $16.1 million for the same period in the prior fiscal year, a decrease of $3.1 million or 19.0%.  A $2.4 million decrease in interest expense was the result of a decrease in the average rate paid of 1.24% on interest-bearing deposits for the nine months ended March 31, 2011, compared to an average rate paid of 1.76% for the nine months ended March 31, 2010.  Although the average deposit balances increased by $48.8 million, or 6.6% when compared to the same period in the prior year, the effect on interest expense was minimal.  During the nine months of fiscal 2011, the average balance of the lower interest-paying deposits increased by $58.0 million, while the average balance of the certificates decreased by $9.2 million, resulting in the increase of $49,000 to interest expense when compared to the same period of fiscal 2010.  The net effect of interest-bearing deposits on interest expense due to rate and volume was a decrease of $2.4 million when compared to the nine months ended March 31, 2010.  The average balance of FHLB advances and other borrowings decreased by $16.4 million when comparing the year-over-year average balances for March 31, 2011, and the average rate decreased to 3.09% for the nine month period ended March 31, 2011 from 3.30% for the same period of the prior year.   The resulting reduction in volume and rate decreased interest expense by $708,000 attributable to FHLB advances and other borrowings.  The average rate paid on total interest-bearing liabilities was 1.74% for the nine months ended March 31, 2011 as compared to 2.22% for the same period in fiscal 2010.

Net Interest Income. The Company’s net interest income for the nine months ended March 31, 2011, increased $1.4 million or 5.0%, to $28.3 million compared to $27.0 million for the same period in the prior fiscal year.  The net increase in volumes of interest-earning assets in excess of increased volumes of interest-bearing liabilities resulted in a net increase in net interest income of $2.1 million.  This was partially offset by the net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities and resulted in a net decrease in net interest income of $799,000.  The Company’s Net Interest Margin, TE was 3.32% for the nine months ended March 31, 2011, as compared to 3.32% for the nine months ended March 31, 2010.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

Provision for Losses on Loans and Leases. The allowance for loan and lease losses is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of loans and leases and prior loan and lease loss experience.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower’s ability to pay.  The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense.  During the nine months ended March 31, 2011, the Company recorded a provision for losses on loans and leases of $6.6 million compared to $1.7 million for the nine months ended March 31, 2010.  See “Asset Quality and Potentially Problem Loans and Leases” for further discussion.

Noninterest Income.  Noninterest income was $10.2 million for the first three quarters of fiscal 2011, compared to $7.8 million for the same period of the prior year, an increase of $2.4 million.  This increase is due primarily to a decrease in net impairment credit losses recognized in earnings of $1.9 million and an increase in net gain on sale of loans of $1.1 million.  Fees on deposits increased by $456,000 and added to the increase over the prior year’s amount.  Net gain on the sale of securities and loan servicing income decreased by $742,000 and $281,000, respectively, which partially offset the increase in noninterest income when comparing the two periods.

There were $549,000 of net impairment credit losses recognized in earnings for the nine months ended March 31, 2011, compared to net impairment credit losses of $2.4 million recognized in earnings for the same period of fiscal 2010.  Net gain on sale of loans increased $1.1 million, primarily due to an increase in mortgage loan activity and the related loan sales when comparing the year-over-year activity.  Fees on deposits increased by $456,000 to $4.6 million for the nine months ended March 31, 2011, compared to $4.1 million for the nine months ended March 31, 2010, primarily due to a $194,000 increase in net fees from service charges and insufficient funds and depositor overdraft fees, and a $262,000 net increase in income from point-of-sale purchases by customers and ATM service fees.  Net gain on the sale of securities totaled $623,000, a decrease of $742,000 for the nine months ended March 31, 2011, as compared to the same period in fiscal 2010.  Loan servicing income decreased $281,000 from $1.5 million to $1.2 million when comparing the first nine months of fiscal 2010 to fiscal 2011.  Amortization expense related to the servicing rights increased $263,000 to $1.5 million due to increased prepayment speeds experienced in the loan servicing portfolio.

Noninterest Expense.  Noninterest expense was $28.2 million for the nine months ended March 31, 2011 as compared to $26.3 million for the nine months ended March 31, 2010, an increase of $1.9 million, or 7.3%.  Compensation and employee benefits and professional fees increased $1.1 million, and $388,000, respectively, and were the primary factors in the overall increase.

Compensation and employee benefits were $16.5 million for the nine months ended March 31, 2011, an increase of $1.1 million or 7.1% when compared to the nine months ended March 31, 2010.  Employee compensation increased $739,000, or 7.0% when compared to the prior year’s first nine months due to annual salary raises and increased staffing needs for local and new market expansion.  Performance-based incentives and commissions for sales staff increased $263,000 due to an increase in performance outcomes for the first three quarters of fiscal 2011 as compared to the prior year’s first nine months.  Net healthcare costs, which are included in the total for compensation and employee benefits, had a minimal decrease of only $24,000 when comparing the nine month period ended March 31, 2011 to the same quarter in the prior year.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.

Professional fees increased by $388,000, to $1.7 million for the first nine months of fiscal 2011, when compared to the same period of the prior fiscal year.  This increase was due primarily to the engagement of governance-related services by the Board of Directors and reflected in legal fee increases.

Income Tax Expense.  The Company’s income tax expense for the nine months ended March 31, 2011 decreased by $1.0 million to $1.1 million when compared to the same period in the prior fiscal year.  The effective tax rate was 28.6% and 31.5% for the nine months ended March 31, 2011 and 2010, respectively.  The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes in the nine month periods ended March 31, 2011 and 2010, which reduced the overall effective tax rate from the Company’s anticipated amount of 34%.

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

Although in-market deposits is one of the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of March 31, 2011, the Bank had the following sources of additional borrowings:

•                  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•                  $20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•                  $63.5 million of available credit from the Federal Reserve Bank; and

•                  $103.0 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured lines of federal funds with First Tennessee Bank, NA and Zions Bank at March 31, 2011. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

The Company has a line of credit for $4.0 million with United Bankers’ Bank for liquidity needs, which was renewed and amended on October 1, 2010 to reduce the line of credit from $6.0 million to $4.0 million.  At March 31, 2011, there are no outstanding advances under this Loan Agreement and the note has a maturity of October 1, 2011.  In connection with entering into the Loan Agreement, the Company also entered into a Commercial Pledge Agreement with the Lender, granting the Lender a first security interest in 100% of the stock of the Bank.  The Loan Agreement contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at March 31, 2011.

In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of March 31, 2011, the Bank had $17.6 million in out-of-market certificates of deposit.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2011, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $20.4 million and to sell mortgage loans of $11.4 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At March 31, 2011, the Bank had outstanding commitments to purchase $260,000 of investment securities available for sale.

The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 to meet three regulatory capital requirements.  If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.  Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan.  At March 31, 2011, the Bank met all current regulatory capital requirements.

The minimum OTS Tier 1 (core) capital requirement for well-capitalized institutions is 5.00% of total adjusted assets for thrifts.  The Bank had Tier 1 (core) capital of 9.39% at March 31, 2011.  The minimum OTS total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets.  The Bank had total risk-based capital of 12.60% at March 31, 2011.

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

Recent Accounting Pronouncements

In January 2011, FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASC Topic 310). This guidance modified the effective date of compliance with disclosure requirements related to trouble debt restructure reporting previously indicated in ASU 2010-20.  The new effective date for disclosing the required troubled debt restructuring information is for interim and annual periods ending after June 15, 2011.  The Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

In April 2011, FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASC Topic 310).  This update was needed to provide more guidelines for the implementation of the troubled debt restructuring reporting under ASU 2010-20 and extended under ASU 2011-01 to be effective for interim and annual periods ending after June 15, 2011.  This guidance helps to determine whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring under ASU 2010-20.  This guidance will be used in future disclosures related to ASC Topic 310.

Since February 13, 2011, the date of our previously filed quarterly report, the FASB issued ASU No. 2011-02 and ASU No. 2011-03.  ASU 2011-03 is not applicable to the Company.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at March 31, 2011 and 2010, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for fiscal 2010 or that the Company’s primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2011 changed significantly when compared to June 30, 2010.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

March 31, 2011
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$151,553	$11,697	8%
+200	150,030	10,174	7
+100	145,913	6,057	4
––	139,856	––	––
-100	127,430	(12,426)	(9)

March 31, 2010
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$120,720	$7,216	6%
+200	120,421	6,917	6
+100	118,279	4,775	4
––	113,504	––	––
-100	101,355	(12,149)	(11)

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

Item 4.  Controls and Procedures

As of March 31, 2011, an evaluation was performed by the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and

Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.  There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2011.

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

HF Financial Corp.
(Registrant)

Date:	May 13, 2011	By:	/s/ Curtis L. Hage
Curtis L. Hage, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2011	By:	/s/ Brent R. Olthoff
Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-Index-