Form 10-K
period 2011-06-30
HF FINANCIAL CORP
filed 2011-09-09
CIK 881790

Use these links to rapidly review the document
Annual Report on Form 10-K Table of Contents

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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
 Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:
 None

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2010, was approximately $70.1 million.

         As of September 1, 2011, there were 6,973,973 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders.

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

  •
  prevailing economic, political and business conditions in South Dakota and Minnesota;

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

        Forward-looking statements speak only as of the date they are made. Forward- looking statements are based upon management's then-current beliefs and assumptions, but management does not give any assurance that such beliefs and assumptions will prove to be correct. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. Based upon changing conditions, should any one or more of the above risks or uncertainties materialize, or should any of our underlying beliefs or assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statement.

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

The Company

        HF Financial Corp. is a unitary thrift holding company that was formed in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Bank (the "Bank"), its principal banking subsidiary. The Company acquired all of the outstanding stock of the Bank on April 8, 1992. Effective as of July 21, 2011, the Company is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The Company's primary business is to operate the Bank. Unless otherwise indicated, all matters discussed in this Form 10-K relate to the Company and its direct and indirect subsidiaries, including, without limitation, the Bank. See "Subsidiary Activities" below for further information regarding the subsidiary operations of the Company and the Bank.

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

        The Company makes available, free of charge, its Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such forms are filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). Copies of these documents are available to stockholders upon request addressed to the Secretary of the Company at 225 South Main Avenue, Sioux Falls, South Dakota, 57104.

The Bank

        The Bank was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. The Bank provides full-service consumer and commercial business banking, including an array of financial products and services, to meet the needs of its marketplace. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential loans, commercial business loans, agriculture loans, consumer loans, multi- family and commercial real estate loans and construction loans. The Bank's consumer direct loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans.

        Through its trust department, the Bank acts as trustee, personal representative, administrator, guardian, custodian, agent, advisor and manager for various accounts. As of June 30, 2011, the trust department of the Bank maintained approximately $92.4 million in assets under management. Wealth management has become a strategic focus of the Bank, and the Bank has added expertise in portfolio management and business development to enhance this business line to drive future growth in assets under management and fee income.

        The Bank also purchases agency residential mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. The Bank receives loan servicing income on loans serviced for others and commission income from credit life insurance on consumer loans. The Bank, through its wholly-owned subsidiaries, offers annuities, mutual funds, life insurance and other financial products and services, as well as equipment leasing services.

        The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") as administrator of the Deposit Insurance Fund ("DIF"). Effective as of July 21, 2011, the Bank is subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency ("OCC").

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

Subsidiary Activities

        In addition to the Bank, the Company had six other wholly-owned subsidiaries as of June 30, 2011: HF Financial Group, Inc. ("HF Group"), HF Financial Capital Trust III ("Trust III"), HF Financial Capital Trust IV ("Trust IV"), HF Financial Capital Trust V ("Trust V"), HF Financial Capital Trust VI ("Trust VI") and HomeFirst Mortgage Corp. (the "Mortgage Corp.").

        In August 2002, the Company formed HF Group, a South Dakota corporation. HF Group previously marketed software to facilitate employee benefits administration, payroll processing and management and governmental reporting. HF Group no longer actively markets this software and had immaterial operations in 2011. Intercompany interest income is eliminated in the preparation of consolidated financial statements.

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

        The Mortgage Corp., a South Dakota corporation formed in September 1994, was previously engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market. The Mortgage Corp. had no activity during fiscal 2010 and fiscal 2011.

        As a federally chartered thrift institution, the Bank is permitted by OCC regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. The Bank currently has less than 1% of its assets in investments in its subsidiary service corporations as defined by the OCC. In addition to investments in service corporations, the Bank is permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage directly.

        The Bank has four wholly-owned subsidiaries, Hometown Investment Services, Inc. ("Hometown"), Mid America Capital Services, Inc. ("Mid America Capital"), Mid-America Service Corporation ("Mid-America") and PMD, Inc. ("PMD"). Home Federal Securitization Corp. ("HFSC") was a wholly-owned subsidiary, but was dissolved during fiscal year 2010.

        Hometown, a South Dakota corporation formed in February 1951, provides financial and insurance products to customers of the Bank and members of the general public in the Bank's market area. Insurance products offered by Hometown primarily include annuities and life insurance products. Hometown obtains its funding via a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. In June 2010, the Bank advanced $100,000 for the purchase of common stock of the subsidiary. As of June 30, 2011, there were no advances on an approved line of credit of $75,000. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

        Mid America Capital, a South Dakota corporation formed in October 1990, specializes in equipment finance leasing. Mid America Capital obtains its funding through a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. As of June 30, 2011, Mid America Capital had advanced $4.3 million on an approved line of credit of $35.0 million with the Bank. In August of 2011, the approved line of credit was reduced to $7.5 million. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.

        Mid-America, a South Dakota corporation formed in August 1971, in the past provided residential appraisal services to the Bank and other lenders in the Bank's market. Mid-America had no activity during fiscal 2010 and fiscal 2011.

        PMD, a South Dakota corporation formed in January 1992, in the past was engaged in the business of buying, selling and managing repossessed real estate properties. PMD had no activity during fiscal 2010 and fiscal 2011.

        HFSC, a Delaware corporation formed in January 2003, existed for the sole purpose of buying motor vehicle installment loans from the Bank to be securitized. HFSC had no activity during fiscal 2010 and was dissolved effective March 24, 2010.

Market Area

        Based on total assets at June 30, 2011, the Bank is the largest savings association headquartered in South Dakota. The Bank has a total of 34 banking centers in its market area and one Internet branch located at www.homefederal.com. The Bank's primary market area includes communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area (MSA), and the cities of Pierre, Mitchell, Aberdeen, Brookings, Dakota Dunes, Watertown, and Yankton. The Bank has a banking center in Marshall, Minnesota, which serves customers located in southwestern Minnesota, and a banking center in Bloomington, Minnesota, which serves customers in the metropolitan area of the Twin Cities. The banking center located in Dakota Dunes also serves customers located in northwestern Iowa. The Bank's primary market area features a variety of agribusiness, financial services, health care and light manufacturing firms. The Internet branch allows access to customers beyond traditional geographical areas.

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

        Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan. The sale of participation interests in a loan are necessitated by the amount of the loan or the limitation of loans-to-one borrower. See "Regulation—Loans-to-One Borrower" for a discussion of the loans-to-one borrower regulations. In return for servicing these loans for the participants, the Bank generally receives a fee and income is received at loan closing from loan fees and discount points. Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by appraisers approved pursuant to the Bank's appraisal policy.

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

        The HOLA includes a provision that limits the Bank's non-residential real estate lending to no more than four times its total capital. This maximum limitation, which at June 30, 2011 was $462.8 million, has not materially limited the Bank's lending practices.

        Under HOLA, the maximum amount which the Bank may lend to any one borrower is 15% of the Bank's unimpaired capital and surplus, or $18.8 million at June 30, 2011. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. The Bank may request a waiver from the OCC to exceed the 15% loans-to-one borrower limitation on a case-by-case basis. See "Regulation—Loans-to-One Borrower" for more information and a discussion of the loans-to-one borrower regulations.

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

Mortgage Lending

        One- to Four-Family Residential Mortgage Lending.    One- to four-family residential mortgage loan originations are primarily generated by the Bank's marketing efforts, its present customers, walk-in customers, phone or internet customers and referrals from real estate agents and builders. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences.

        The Bank currently makes 15-, 20- and 30-year fixed- and adjustable-rate one- to four-family residential mortgage ("ARM") loans at loan-to-value ratios consistent with Federal National Mortgage Association("FNMA")/Federal Home Loan Mortgage Corporation("FHLMC") guidelines. Loan-to-values exceeding 80% are required to include private mortgage insurance in an amount sufficient to reduce the Bank's or the investor's exposure at or below the 80% level or secure additional financing up to currently 90% of the value of the property. The Bank generally offers an ARM loan with a fixed rate for the initial three, five or seven years, which then converts to a one-year annual rate reset ARM for the remainder of the life of the loan. These loans provide for an annual cap and a lifetime cap at a set percent over the fully-indexed rate.

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

        The Bank also originates fixed-rate one- to four-family residential mortgage loans through the South Dakota Housing Development Authority ("SDHDA") program. These loans generally have terms not to exceed 30 years and are insured by the Federal Housing Administration ("FHA"), Veterans Administration ("VA"), Rural Development or private mortgage insurance. The Bank receives an origination fee of 1% of the loan amount from the borrower and a servicing fee of generally 0.38% from the SDHDA for these services. The servicing fee rate may subsequently decline to a minimum of 0.25% based on delinquency characteristics. The Bank is the largest servicer of loans for the SDHDA. At June 30, 2011, the Bank serviced $935.2 million of mortgage loans for the SDHDA. See Note 4 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K, for information on loan servicing.

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

        The Bank offers online mortgage capabilities through QuickClick™ Online Mortgage Solutions, a service that allows customers to check rates, research loan options and complete mortgage applications via the Bank's website. This service is currently available to all branch locations in South Dakota and Minnesota.

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

        Loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to a maximum of 90% of the appraised or assessed value of the property securing the loan and generally have maximum terms that do not exceed 10 years.

        The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant's payment history on other debts, and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes an analysis of the value of the security, if any, in relation to the proposed loan amount.

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

        Loan and Lease Portfolio Composition.    Over the past several years, the Company has transformed its loan and lease portfolio from predominantly one-to four-family residential and consumer loans to a more diverse portfolio including commercial and agricultural loans. As part of the Company's business strategy to build the commercial, commercial real estate and agricultural portfolio segments, the Bank has hired several bankers with significant commercial and agricultural lending experience, which has led to successful growth results across these business lines. The Company's commercial, commercial real estate and agricultural portfolio segments have increased to 78.4% of the Company's total loan and lease portfolio at June 30, 2011, while its residential and consumer portfolio segments have decreased to 21.6%. At the same time, the Company continues to prioritize and invest in mortgage lending as it believes this to be a core component of its personal banking strategy.

        The following table sets forth information concerning the composition of the Company's loan and lease portfolio from continuing operations in dollar amounts and in percentages (before deductions for the undisbursed portion of loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
One- to four-family(1)	$69,205	8.11%	$93,247	10.04%	$94,237	10.59%	$108,546	13.36%	$125,525	15.97%
Multi-family(2)	49,682	5.82	50,538	5.44	49,054	5.51	46,118	5.68	34,126	4.34
Commercial business(2)	104,900	12.29	104,576	11.26	116,231	13.05	125,340	15.43	100,236	12.75
Commercial real estate	225,749	26.44	227,874	24.52	221,246	24.85	185,038	22.77	181,121	23.04
Agricultural real estate	112,911	13.23	118,956	12.80	102,676	11.53	78,043	9.60	48,030	6.11
Construction	25,195	2.95	32,743	3.52	12,827	1.44	8,286	1.02	18,674	2.38
Equipment finance leases(2)	6,233	0.73	10,549	1.13	15,880	1.78	19,250	2.37	22,267	2.83
Agricultural business	139,169	16.30	154,860	16.67	134,331	15.09	91,934	11.31	69,608	8.86
Consumer Loans:
Automobile	16,407	1.92	23,420	2.52	36,359	4.08	58,807	7.24	98,238	12.50
Deposit account	1,279	0.15	1,438	0.15	1,645	0.19	1,580	0.19	1,772	0.23
Student(3)	908	0.11	4,893	0.53	5,993	0.67	614	0.08	263	0.03
Junior liens on mortgages	94,037	11.01	97,031	10.44	91,570	10.28	81,250	10.00	79,113	10.06
Other	7,983	0.94	9,066	0.98	8,367	0.94	7,727	0.95	7,079	0.90

Total consumer loans	120,614	14.13	135,848	14.62	143,934	16.16	149,978	18.46	186,465	23.72

Total gross loans and leases	853,658	100.00%	929,191	100.00%	890,416	100.00%	812,533	100.00%	786,052	100.00%

Less:
Undisbursed portion of loans in process	(15,600)		(30,973)		(23,791)		(19,834)		(10,387)
Deferred fees and discounts	(574)		(652)		(462)		(193)		582
Allowance for losses	(14,315)		(9,575)		(8,470)		(5,933)		(5,872)

Total loans and leases receivable, net	$823,169		$887,991		$857,693		$786,573		$770,375

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

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Fixed-Rate Loans and Leases:
One- to four-family(1)	$48,092	5.64%	$71,340	7.68%	$68,547	7.70%	$76,392	9.40%	$89,086	11.33%
Multi-family, commercial real estate & construction(2)	51,037	5.98	58,876	6.34	47,176	5.30	56,500	6.95	70,068	8.91
Commercial business(2)	30,504	3.57	36,696	3.95	38,775	4.35	51,011	6.28	50,978	6.49
Agricultural real estate	30,397	3.56	25,508	2.74	23,552	2.64	23,841	2.93	13,591	1.73
Consumer(3)	60,600	7.10	78,264	8.42	93,546	10.51	110,702	13.63	146,686	18.66
Agricultural business	28,179	3.30	32,199	3.46	24,988	2.81	17,020	2.09	14,007	1.78
Equipment finance leases(2)	6,233	0.73	10,549	1.13	15,880	1.78	19,250	2.37	22,267	2.83

Total fixed-rate loans and leases	255,042	29.88	313,432	33.72	312,464	35.09	354,716	43.65	406,683	51.73

Adjustable-Rate Loans:
One- to four-family(1)	21,114	2.47	21,907	2.36	25,690	2.88	32,154	3.96	36,439	4.64
Multi-family, commercial real estate & construction	249,590	29.24	252,280	27.15	235,951	26.50	182,942	22.52	163,853	20.85
Commercial business	74,396	8.71	67,879	7.31	77,456	8.70	74,329	9.15	49,258	6.27
Agricultural real estate	81,806	9.58	93,448	10.06	79,124	8.89	54,202	6.67	34,439	4.38
Consumer	60,013	7.03	57,584	6.20	50,388	5.66	39,276	4.83	39,779	5.06
Agricultural business	111,697	13.09	122,661	13.20	109,343	12.28	74,914	9.22	55,601	7.07

Total adjustable-rate loans	598,616	70.12	615,759	66.28	577,952	64.91	457,817	56.35	379,369	48.27

Total loans and leases	853,658	100.00%	929,191	100.00%	890,416	100.00%	812,533	100.00%	786,052	100.00%

Less:
Undisbursed portion of loans in process	(15,600)		(30,973)		(23,791)		(19,834)		(10,387)
Deferred fees and discounts	(574)		(652)		(462)		(193)		582
Allowance for loan and lease losses	(14,315)		(9,575)		(8,470)		(5,933)		(5,872)

Total loans and leases receivable, net	$823,169		$887,991		$857,693		$786,573		$770,375

(1)
Includes one- to four-family loans held for sale.

(2)
Includes tax-exempt loans and leases.

(3)
Includes student loans held for sale.

        The following schedule illustrates the scheduled principal contractual repayments of the Company's loan and lease portfolio at June 30, 2011. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family(1)	Multi- Family(4)	Commerical	Agricultural	Construction	Consumer(2)	Commercial Business(3)	Agricultural	Total
	(Dollars in Thousands)
Due in less than 1 year	$3,935	$3,661	$35,042	$19,904	$6,647	$18,551	$66,210	$120,611	$274,561
Due in 1 to 5 years	12,828	19,624	74,754	36,508	3,772	88,098	32,221	15,913	283,718
Due 5 years or greater	52,442	26,397	115,953	56,499	14,777	13,965	12,701	2,645	295,379

Total	$69,205	$49,682	$225,749	$112,911	$25,196	$120,614	$111,132	$139,169	$853,658

(1)
Includes one- to four-family loans held for sale.

(2)
Includes demand loans, loans having no stated maturity, student loans held for sale and overdraft loans.

(3)
Includes equipment finance leases, tax-exempt loans and leases.

(4)
Includes tax-exempt loans.

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

        Classified Assets.    Federal regulations provide for the classification of loans, leases and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "criticized" or "special mention" by management.

        When the Company classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Company's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank's Assistant Deputy Comptroller at the regional OCC office, who may order the establishment of additional general or specific loss allowances.

        In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification, as well as investment securities, in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 2011, the Company had designated $46.1 million of its assets as classified. Other potential problem loans are included in criticized and classified assets. See "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further discussion.

        Allowance for Loan and Lease Losses.    See "Application of Critical Accounting Policies" and "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for discussion.

Investment Activities

        The Bank is required under OCC regulation to maintain a sufficient amount of liquid assets. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

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

        Generally, the Bank invests funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives. At June 30, 2011, approximately 94.0% of our investment portfolio was in AAA-rated, liquid agency residential mortgage-backed securities.

        At June 30, 2011, the Company's investments in agency residential mortgage-backed securities totaled $220.4 million, or 18.5% of its total assets, and did not include any private-label securities. As of such date, the Bank also had an $8.1 million investment in the stock of the Federal Home Loan Bank of Des Moines ("FHLB" or "FHLB of Des Moines") in order to satisfy the FHLB of Des Moines' requirement for membership.

        The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table.

	At June 30, 2011
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. government agencies & corporations	$—	—%	$3,015	1.24%	$—	—%	$—	—%	$3,015	$3,025
Municipal bonds	1,780	2.13	3,904	3.45	3,968	3.72	1,199	3.97	10,851	11,164
Agency residential mortgage-backed securities	—	—	$86	5.13	1,492	3.87	216,401	2.60	217,979	220,411

Total investment securities	$1,780		$7,005		$5,460		$217,600		$231,845	$234,600

        The effective maturities for the Bank's agency residential mortgage-backed securities are much shorter due to the combination of prepayments and the $219.5 million variable-rate agency residential mortgage-backed securities. The variable or hybrid (fixed for a period of time and then variable thereafter) structure gives the Bank flexibility in risk management of the balance sheet.

        Management has implemented a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluation of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. In fiscal year 2011, the other-than-temporary impairment losses taken against the pooled trust preferred securities was $399,000. In addition, $150,000 was recognized in other comprehensive income resulting in $549,000 of credit loss recognized through net income. During the fourth quarter of fiscal 2011, the pooled trust preferred securities were sold, which produced an after-tax charge of $3.9 million to net income. Because the Company had previously established valuation adjustments of $3.3 million for these securities on the balance sheet, the impact of the sale transactions to comprehensive income was mitigated. See Note 2, "Investment Securities," of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 of this Form 10-K for additional information.

        In fiscal year 2010, the other-than-temporary impairment losses taken against the pooled trust preferred securities was $2.2 million. In addition, $460,000 was recognized in other comprehensive income resulting in $2.7 million of credit loss recognized through net income. During fiscal year 2009, other-than-temporary impairments were recorded against net income of $495,000, which consisted of $397,000 credit loss related to the pooled trust preferred securities and Fannie Mae common stock credit loss of $8,000. See Note 1, "Summary of Significant Accounting Policies," and Note 2, "Investment Securities," of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 of this Form 10-K for additional information.

        The Bank's investment securities portfolio is managed in accordance with a written investment policy adopted by the Bank's Board of Directors. Investments may be made by the Bank's officers within specified limits and approved in advance by the Bank's chief executive officer or president for transactions over these limits. At the present time, the Bank does not have any investments that are held for trading purposes. At June 30, 2011, the Company had $234.9 million of securities available for sale, including agency residential mortgage-backed securities of $220.4 million. See Note 2 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further information on the Company's investment portfolio.

Sources of Funds

        General.    The Company's primary sources of funds are net income, in-market deposits, FHLB advances and other borrowings, amortization and repayments of loan principal, agency residential mortgage-backed securities and callable agency securities. Secondary sources include sales of mortgage loans, sales and/or maturities of securities, out-of-market deposits and short-term investments.

        Borrowings of the Bank are primarily from the FHLB of Des Moines, and may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities. The Bank has established collateral at the Federal Reserve Bank of Minneapolis ("FRB") as a contingent source of funding. See Note 7 of the "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further detail of the Company's borrowings.

        Deposits.    The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of statement savings accounts, checking accounts, money market and certificate of deposit accounts ranging in terms from 30 days to five years for our non-brokered certificates. The Bank primarily solicits deposits from its market area, with a strategic focus of multiple-service household growth. The Bank relies primarily on customer service, competitive pricing policies and advertising to attract and retain these deposits. Based on liquidity needs, the Bank may, from time to time, acquire out-of-market deposits in those circumstances where wholesale funding offers either a maturity or cost efficiency not available with retail deposits. At June 30, 2011, out-of-market deposits accounted for less than 2% of total deposits.

        The flow of deposits is influenced by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. In recent years, the Bank has been susceptible to short-term fluctuations in deposit flows due to economic conditions, interest rate sensitivity and safety needs of customers. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its savings, money market, and checking accounts are stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

        The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of June 30:

	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$132,389	14.82%	$117,139	12.81%	$94,067	11.23%
Interest bearing accounts weighted average rates of 0.10%, 0.10% and 0.15% at June 30, 2011, 2010 and 2009	113,367	12.69	100,231	10.96	94,846	11.32
Savings accounts weighted average rates of 0.28%, 0.33% and 0.35% at June 30, 2011, 2010 and 2009	84,449	9.46	83,136	9.09	81,417	9.72
Money market accounts weighted average rates of 0.44%, 0.73% and 0.64% at June 30, 2011, 2010 and 2009	197,624	22.13	189,821	20.76	145,214	17.33

Total transaction accounts	527,829	59.10	490,327	53.62	415,544	49.60

In-Market Certificates of Deposit:
0.00 - 1.99%	178,828	20.02	182,585	19.97	91,971	10.98
2.00 - 2.99%	131,252	14.70	142,922	15.64	87,130	10.40
3.00 - 3.99%	24,981	2.80	53,265	5.83	109,339	13.05
4.00 - 4.99%	8,400	0.94	13,909	1.52	81,817	9.76
5.00 - 5.99%	6,019	0.67	8,233	0.90	30,922	3.69
6.00 - 6.99%	126	0.01	119	0.01	112	0.01

Total in-market certificates of deposit	349,606	39.14	401,033	43.87	401,291	47.89
Out-of-market certificates of deposit weighted average rate of 1.52%, 1.10% and 1.32% at June 30, 2011, 2010 and 2009	15,722	1.76	22,904	2.51	21,033	2.51

Total certificates of deposit	365,328	40.90	423,937	46.38	422,324	50.40

Total deposits	$893,157	100.00%	$914,264	100.00%	$837,868	100.00%

        The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2011.

	Maturity
	Less Than 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000(1)	$35,141	$25,450	$48,064	$55,938	$164,593
Certificates of deposit of $100,000 or more(1)	42,860	52,889	34,150	28,178	158,077
Out-of-market certificates of deposit(2)	2,019	249	1,088	12,366	15,722
Public funds(3)(4)	12,013	9,920	4,059	944	26,936

Total certificates of deposit	$92,033	$88,508	$87,361	$97,426	$365,328

(1)
Includes funds from the Certificate of Deposit Account Registry Service ("CDARS") certificate of deposit program of $15.1 million.

(2)
Includes certificates of deposit of $100,000 or greater of $15.4 million.

(3)
Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)
Includes certificates of deposit of $100,000 or greater of $25.9 million.

        The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 6 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. Deposits at June 30, 2011, and 2010 included $96.5 million and $89.4 million, respectively, of deposits from one local governmental entity.

        Borrowings.    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.

        The Bank's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgeable loans, including but not limited to, its mortgage related loans, agency residential mortgage-backed securities and U.S. Government and other agency securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2011, the Bank's FHLB advances totaled $147.1 million, representing 13.4% of total liabilities. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further detail of the Company's borrowings.

        The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	Years Ended June 30,
	2011	2010	2009
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$230,130	$258,390	$307,562
Other borrowings	295	241	5,719
Average Balance:
FHLB and FRB advances	$182,411	$206,818	$231,587
Other borrowings	262	2,261	619

        The following table sets forth certain information as to the Bank's FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2011	2010	2009
	(Dollars in Thousands)
Overnight federal funds purchased	$—	$21,405	$26,495
Fixed-rate FHLB advances	147,100	169,100	180,655
Other borrowings	295	214	5,719

Total borrowings	$147,395	$190,719	$212,869

Weighted average interest rate of borrowings	3.23%	3.03%	3.63%

Competition

        The banking business is highly competitive and the Bank experiences competition in each of its markets from many other financial institutions, many of which are larger and may have significantly greater financial and other resources. Specifically through the Bank, the Company competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions, that operate offices in the Company's primary market areas and elsewhere. Many of these competitors are also well-established financial institutions.

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

Employees

        At June 30, 2011, the Bank had a total of 310 full-time employees and 49 part-time employees. The full-time employees include 6 employees of the Bank's subsidiary corporations. The Bank's employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.

Regulation

General

        The Company is regulated as a savings and loan holding company by the Federal Reserve. As a savings and loan holding company, the Company is required to file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve and of the SEC under federal securities laws.

        The Bank is a federally chartered thrift institution that is subject to broad federal regulation and oversight extending to all of its operations by its primary federal regulator, the OCC, and by its deposit insurer, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel. The Bank is a member of the FHLB of Des Moines.

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act")

        Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President on July 21, 2010. Among other things, the Dodd-Frank Act impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Many of the provisions of the Dodd-Frank Act affecting the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act. Of particular significance to thrift institutions is that, as a result of regulatory restructuring called for by the Dodd-Frank Act, both the Company and Bank transitioned to the jurisdiction of their current new and separate primary federal regulators on July 21, 2011. Prior to that date, the Company and Bank had been subject to consolidated supervision and regulation by the Office of Thrift Supervision ("OTS"). As a result of the completed transfer of all of the OTS' supervisory and rulemaking responsibilities to other federal agencies, the OTS is expected to be abolished in October 2011.

        Along with the transfer of ongoing responsibilities for the supervision and examination of federal savings associations and their holding companies, the Dodd-Frank Act also transferred to the Federal Reserve and OCC rulemaking authority of the OTS relating to savings and loan holding companies and all savings associations, respectively. The legislation continues in effect all OTS orders, resolutions, determinations, agreements, regulations, interpretive rules, other interpretations, guidelines, procedures and other advisory materials in effect the day before the transfer date, and allows the Federal Reserve and OCC to enforce these issuances with respect to savings and loan holding companies and federal savings associations, respectively, unless the Federal Reserve or OCC modifies, terminates, or sets aside such guidance or until superseded by the Federal Reserve or OCC, a court, or operation of law.

        The following discussion is intended to provide a summary of the material statutes and regulations applicable to savings and loan holding companies and federal savings associations as they are to be administered and enforced by the Federal Reserve and OCC respectively, going forward as of July 21, 2011, and does not purport to be a comprehensive description of all such statutes and regulations.

        The Company and Bank are continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects. For further discussion on the potential impact of the Dodd-Frank Act on the Company and Bank, see "Risk Factors" below.

Regulation of Federal Savings Associations

        As the new primary federal regulator for federal savings associations as of July 21, 2011, the OCC has extensive authority over the operations of federal savings associations, such as the Bank. This regulation and supervision establishes a comprehensive framework for activities in which a federal savings association can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

        Given the extensive transfer of former OTS authority to multiple agencies, section 316 of the Dodd-Frank Act requires the OCC to identify and publish in the Federal Register separate lists of the current OTS regulations that the OCC will continue to enforce for federal savings associations after the transfer date. In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of federal savings associations, the OCC published a final rule on July 21, 2011 that republishes those OTS regulations that the OCC has the authority to promulgate and enforce as of the July 21 transfer date, with nomenclature and other technical amendments to reflect OCC supervision of federal savings associations. The OCC's regulations supersede the OTS regulations for purposes of OCC supervision and regulation of federal savings associations.

        In promulgating the final rule, the OCC noted that the final rule is part of the OCC's review of its regulations and those of the OTS to determine what changes are needed for the transition to OCC supervision of federal savings associations, and that in future phases of the OCC's regulatory review, the OCC will consider more comprehensive substantive amendments, as necessary, to these regulations. For example, the OCC notes that it may propose to repeal or combine provisions in cases where OCC and former OTS rules are substantively identical or substantially overlap. In addition, the OCC may propose to repeal or modify OCC or former OTS rules where differences in regulatory approach are not required by statute or warranted by features unique to either charter. The OCC expects to publish these amendments in one or more notices of proposed rulemaking, the first of which it expects to issue later in 2011. This substantive review also will provide an opportunity for the OCC to ask for comments suggesting revisions to the rules for both national banks and federal savings associations that would remove provisions that are "outmoded, ineffective, insufficient, or excessively burdensome," consistent with the goals outlined in an executive order issued by the President. Accordingly, it is possible that additional OCC rulemaking could require significant revisions to the regulations under which the Bank operates and is supervised. Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC or through legislation, could have a material adverse impact on the Bank and its operations and on us and our stockholders.

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

Loan and Investment Powers

        The Bank derives its lending and investment powers from the HOLA and the OCC's implementing regulations thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association's assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association's assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third- party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In addition, the HOLA and the OCC regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes. At June 30, 2011, the Bank met the 10% leasing limitation with 0.52% of total Bank assets. Such general leases, however, do not have to be aggregated with the institution's loans for purposes of the HOLA's investment and lending limitations. At June 30, 2011, the Bank met the 20% limitation on commercial and agricultural loans and leases with such loans and leases equal to 15.04% of total Bank assets.

Loans-To-One Borrower

        Under the HOLA, the Bank is generally subject to the same limits on loans-to-one borrower as are imposed on national banks. With specified exceptions, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2011, the Bank's lending limit under this restriction was $18.8 million.

Assessments

        The Dodd-Frank Act transfers authority to collect assessments for federal savings associations from the OTS to the OCC. This authority is effective as of the transfer date, July 21, 2011. The Dodd-Frank Act also provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity, and any other factor that is appropriate. Prior to the transfer date, the OCC and the OTS assessed banks and savings associations, respectively, using different methodologies, although the agencies' methodologies generally resulted in similar levels of assessments. Under the OTS assessment system, assessments were due each year on January 31 and July 31, and were calculated based on an institution's asset size, condition, and complexity. The Bank's OTS assessment (standard assessment) for the fiscal year ended June 30, 2011, was $274,000.

        The OCC final rule effective on July 21, 2011 amended the assessment rules applicable to federal savings associations by using the same methodologies, rates, fees, and payment due dates that apply currently to national banks. The OTS's assessment system and regulation is no longer in effect and will be repealed at a later date. As a result, the next assessment for savings associations will occur in September 2011, and not July 2011.

        Under the OCC's assessment system, some savings associations will pay marginally more assessments than in the past, while others will pay lower assessments. However, during the first two assessment cycles after the transfer date, the OCC will base savings association assessments on either the OCC's assessment regulation (as amended to include federal savings associations) or the former OTS assessment structure, whichever yields the lower assessment for that savings association. After the March 2012 assessment, all national banks and federal savings associations will be assessed using the OCC's assessment structure. The OCC intends to implement this phase-in through an amended Notice of Fees.

Enforcement

        The OCC has primary enforcement responsibility over federal savings associations, including the Bank. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices and can result in, among other things, assessments of civil money penalties, issuance of cease and desist orders and removal of directors and officers. Under the Federal Deposit Insurance Act, the FDIC has the authority to recommend to the Comptroller of the Currency that an enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC may take action under certain circumstances.

Safety and Soundness Standards

        Under federal law, the OCC has adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

        In addition, OCC regulations that authorize the OCC to order a bank that has been given notice by the OCC that it is not satisfying applicable safety and soundness standards to submit a compliance plan. If, after being so ordered, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC must issue an order directing action to correct the deficiency and may issue an order directing corrective actions and other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If a bank fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Action Regulations

        Under the OCC prompt corrective action regulations, the OCC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of the following five categories based on the association's capital:

  •
  well-capitalized;

  •
  adequately capitalized;

  •
  undercapitalized;

  •
  significantly undercapitalized; or

  •
  critically undercapitalized.

        The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OCC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets.

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

        If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are "significantly" or "critically undercapitalized" are subject to a wider range of regulatory requirements and restrictions. A federal savings association is generally treated as "well-capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level.

        At June 30, 2011, the Bank met the criteria for being considered "well-capitalized."

Federal Deposit Insurance of Accounts and Regulation by the FDIC

        The Bank is a member of, and pays deposit insurance assessments to, the DIF, which is administered by the FDIC. All deposits of the Bank are permanently insured up to $250,000 per depositor for each account ownership category. This standard maximum deposit insurance coverage was raised from $100,000 first on a temporary basis under the Emergency Economic Stabilization Act of 2008 and then made permanent under the Dodd-Frank Act.

        FDIC insurance of deposits is backed by the full faith and credit of the U.S. government. In order to maintain the DIF, the FDIC imposes deposit insurance premiums on member institutions and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

        In December 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009, all non-exempt insured depository institutions were required to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 was used for 2010. That rate is to be increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation also assumes a five percent annual deposit growth rate, increased quarterly, through the end of 2012. As provided for in the final rule implementing the prepaid assessment requirement, an institution accounts for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009. Subsequently, each institution will record an expense (charge to net income) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as they would normally. On December 30, 2009, the Company paid $4.9 million which was recorded as a prepaid asset and will be proportionally expensed over future periods. At June 30, 2011, the remaining balance recorded as a prepaid asset was $2.4 million.

        The amount of each institution's premium has historically generally been based on the balance of insured deposits and the degree of risk the institution poses to the DIF. On February 7, 2011, the FDIC Board approved a final rule that implements a new deposit insurance assessment system for insured depository institutions, including a new pricing structure for institutions with more than $10 billion in assets. The new assessment structure modifies an institution's current deposit insurance assessment base from adjusted domestic deposits to an institution's average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. Pursuant to the final rule, Tier 1 capital would be used as the measure for tangible equity. Depository institutions with less than $1 billion in assets will report average weekly balances during the calendar quarter, unless they elect to report daily averages. Since the new assessment base would be larger than the current base, the new assessment structure includes revisions to the total base assessment rate schedule by lowering assessment rates, after adjustments, to a range between 2.5 and 9 basis points for depository institutions in the lowest risk category, and 30 to 45 basis points for institutions in the highest risk category. The various adjustments incorporated into the schedule take into account the heightened risk with respect to certain types of funding such as unsecured debt and brokered deposits. The final rule eliminates the secured liability adjustment and includes a new adjustment requirement for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution.

        In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.01% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established in 1987 to recapitalize the predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019.

        The Bank's assessment rate utilized for the final quarter of fiscal year ending June 30, 2011, was 0.1536% and the premium paid for fiscal 2011 was $1.5 million. The FDIC has authority to increase insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.

        Under federal law, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Regulatory Capital Requirements

        OCC regulations require the Bank to meet three minimum capital standards:

  •
  a tangible capital ratio requirement of 1.50%;

  •
  a leverage (core capital) ratio requirement of 4% (3% if a savings association has been assigned the highest composite rating); and

  •
  a risk-based capital ratio requirement of 8%.

        In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank's risk profile.

        At June 30, 2011, the Bank exceeded each of its capital requirements as shown in the following table:

	Amount(1)	Percent of Applicable Assets(2)
	(Dollars in Thousands)
Generally Accepted Accounting Principles ("GAAP") Capital	$115,688	9.71%

Tier 1 (core) capital	$111,575	9.44%
Required	47,282	4.00

Excess over requirement	$64,293	5.44%

Total risk-based capital	$119,193	13.28%
Required	71,791	8.00

Excess over requirement	$47,402	4.28%

(1)
The Bank's investment in its subsidiaries is included for purposes of calculating regulatory capital.

(2)
Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk based capital figures are determined as a percentage of risk-weighted assets.

        The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required the federal banking agencies revise their risk-based capital standards to ensure that they take into account interest rate risk, concentration of risk and the risks of non-traditional activities. The OCC will monitor the interest rate risk of individual savings associations through (i) the OCC requirements for interest rate risk management, (ii) the ability of the OCC to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and (iii) regulatory requirements that provide guidance on the management of interest rate risk and outline the responsibility of boards of directors in that area.

        The OCC monitors the interest rate risk of individual institutions in part through analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of an institution's existing assets, liabilities, and off-balance sheet contracts and, therefore, hypothetically represents the value of an institution's net worth. The OCC will utilize this NPV analysis as part of its evaluation of certain applications or notices submitted by savings associations. The OCC, through its general oversight of the safety and soundness of savings associations, may impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OCC regarding NPV analysis. The OCC has not imposed any such requirements on the Bank.

Limitations on Dividends and Other Capital Distributions

        Federal regulations govern the permissibility of capital distributions by a federal savings association. Pursuant to the Dodd-Frank Act, savings associations that are part of a savings and loan holding company structure must now file a notice of a declaration of a dividend with the Federal Reserve. In the case of cash dividends, OCC regulations require that federal savings associations that are subsidiaries of a stock savings and loan holding company must file an informational copy of that notice with the OCC at the same time it is filed with the Federal Reserve. OCC regulations further set forth the circumstances under which a federal savings association is required to submit an application or notice before it may make a capital distribution.

        A federal savings association proposing to make a capital distribution is required to submit an application to the OCC if: (1) the association does not qualify for expedited treatment pursuant to criteria set forth in OCC regulations; (2) the total amount of all of the association's capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years; (3) the association would not be at least adequately capitalized following the distribution; or (4) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OCC or the Company's and Bank's former regulator, the OTS, or violate a condition imposed on the association in an application or notice approved by the OCC or the OTS.

        A federal savings association proposing to make a capital distribution is required to submit a prior notice to the OCC if: (1) the association would not be well capitalized following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of the association's common or preferred stock or retire any part of debt instruments such as notes or debentures included in the association's capital (other than regular payments required under a debt instrument); or (3) the association is a subsidiary of a savings and loan holding company and is not required to file a notice regarding the proposed distribution with the Federal Reserve, in which case only an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

        Each of the Federal Reserve and OCC have primary reviewing responsibility for the applications or notices required to be submitted to them by savings associations relating to a proposed distribution. The Federal Reserve may disapprove of a notice, and the OCC may disapprove of a notice or deny an application, if:

  •
  the savings association would be undercapitalized following the distribution;

  •
  the proposed distribution raises safety and soundness concerns; or

  •
  the proposed distribution violates a prohibition contained in any statute, regulation, enforcement action or agreement between the savings association (or its holding company, in the case of the Federal Reserve) and the entity's primary federal regulator, or a condition imposed on the savings association (or its holding company, in the case of the Federal Reserve) in an application or notice approved by the entity's primary federal regulator.

        Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would fall below the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) at March 31, 1992, who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted August 21, 1991.

        During the fiscal year ended June 30, 2011, the Bank paid no cash dividends to the Company, as the Company utilized existing cash holdings for payment of dividends to the Company's shareholders and other holding company expenses.

Liquidity

        All savings associations, including the Bank, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. For a discussion of what the Bank includes in liquid assets, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Branching

        Subject to certain limitations, the HOLA and the OCC regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (i) if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the savings association were a state savings association chartered by such state or (ii) if the association qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See the section below entitled "—Qualified Thrift Lender Test." The branching authority under the HOLA and the OCC regulations preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment

        Under the Community Reinvestment Act ("CRA") as implemented by OCC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a savings association, to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain regulatory applications by the Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating at its last CRA evaluation, which was last completed on May 29, 2008.

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

Qualified Thrift Lender Test

        Under the HOLA, the Bank must comply with the qualified thrift lender test ("QTL test"). Under the QTL test, the Bank is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986, as amended.

        At June 30, 2011, the Bank held 70.83% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments in 12 of the 12 months during the fiscal year ended June 30, 2011, and thus qualified under the QTL test. The Bank has met the QTL test since its inception.

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

Transactions with Affiliates and Insiders

        The Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"), Regulation W issued by the Federal Reserve, Section 11 of the HOLA as well as any additional limitations adopted by the OCC. The Dodd-Frank Act transfers all OTS rulemaking authority relating to transactions with affiliates, extensions of credit to insiders and tying arrangements to the Federal Reserve. Accordingly, the Federal Reserve has proposed to amend Regulation W to implement the restrictions applicable to savings associations under Section 11 of the HOLA. These provisions, among other things, prohibit or limit a savings association from extending credit to, or entering into certain transactions with, its affiliates.

        Under Regulation W's restrictions on transactions with affiliates generally applicable to all insured depository institutions, the aggregate amount of covered transactions with any individual affiliate is limited to 10% of the unimpaired capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association's unimpaired capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low-quality assets from affiliates is permitted only under certain circumstances. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates.

        In addition, amendments to Regulation W proposed by the Federal Reserve address additional restrictions on savings associations under Section 11 of the HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in activities that are not permitted for bank holding companies under the Bank Holding Company Act ("BHCA") and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. A savings association also may not purchase or invest in securities issued by any affiliate other than with respect to shares of a subsidiary, which may include a bank and a savings association.

        The Bank's authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve, as made applicable to federal savings associations by the HOLA. Among other things, these provisions require that extensions of credit to insiders:

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

        Section 402 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, generally prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition does not apply, however, to extensions of credit including mortgages advanced by an insured depository institution, such as the Bank, that are subject to the restrictions on transactions with insiders under Section 22(h) of the FRA.

Real Estate Lending Standards

        The OCC and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (i) are secured by real estate or (ii) are made for the purpose of financing the construction of improvements on real estate. The OCC regulations require the Bank to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OCC guidelines, which include loan-to-value ratios for the different types of real estate loans. The Bank is also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified. The Bank has established and implemented these required policies regarding real estate lending activities.

Nontraditional Mortgage Products

        The federal banking agencies have published final guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages.

        Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount; the guidance required increased scrutiny for alternative mortgage products. Institutions that originate or service alternative mortgages should have (i) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (ii) prudent lending policies and underwriting standards that address a borrower's repayment capacity; and (iii) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features that compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application.

        The Bank is required to comply with the guidance as it is interpreted and applied by the OCC.

Privacy Regulations

        Pursuant to regulations implementing the Gramm-Leach-Bliley Act of 1999, the Bank is required to adopt procedures to protect customers' "nonpublic personal information." The regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place, which has been reviewed, for compliance with the regulations.

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

        On July 21, 2011, the preemption provisions of the Dodd-Frank Act became effective, requiring that federal savings associations be subject to the same preemption standards as national banks, with respect to the application of state consumer laws to the inter-state activities of federally chartered depository institutions. Under the preemption standards established under the Dodd-Frank Act for both national banks and federal savings associations, preemption of a state consumer financial law is permissible only if: (1) application of the state law would have a discriminatory effect on national banks or federal thrifts as compared to state banks; (2) the state law is preempted under a judicial standard that requires a state consumer financial law to prevent or significantly interfere with the exercise of the national bank's or federal thrift's powers before it can be preempted, with such preemption determination being made by the OCC (by regulation or order) or by a court, in either case on a "case-by-case" basis; or (3) the state law is preempted by another provision of federal law other than Title X of the Dodd-Frank Act. Additionally, the Dodd-Frank Act specifies that such preemption standards only apply to national banks and federal thrifts themselves, and not their non-depository institution subsidiaries or affiliates. Specifically, operating subsidiaries of national banks and federal thrifts that are not themselves chartered as a national bank or federal thrift may no longer benefit from federal preemption of state consumer financial laws, which shall apply to such subsidiaries (or affiliates) to the same extent that they apply to any person, corporation or entity subject to such state laws.

        Moreover, July 21, 2011 was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity known as the Consumer Financial Protection Bureau ("CFPB") that is charged with the mission of protecting consumer interests. The CFPB is responsible for administering and carrying out the purposes and objectives of the "federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. With its broad rulemaking powers, the new CFPB has the potential to reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.

Identity Theft Prevention

        The federal banking agencies have issued a joint rule implementing Section 315 of the Fair and Accurate Credit Transactions Act, requiring each financial institution or creditor to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.

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

Trust Activities Regulation

        The Bank derives its trust powers from Section 5(n) of the HOLA and the regulations and policies of the OCC. Under these laws, regulations and policies, the trust activities of federal savings associations are governed by both federal and state laws. Generally, the scope of trust activities that the Bank can provide will be governed by the laws of the states in which the Bank is "located" (as such term is defined under the regulations of the OCC), while other aspects of the trust operations of the Bank are governed by federal laws and regulations. If the trust activities of a federal savings association are located in more than one state, however, then the scope of fiduciary services that the federal savings association can provide will vary depending on the laws of each state.

        The Bank, through its trust department, acts as trustee, personal representative, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of June 30, 2011, the trust department of the Bank maintained approximately $92.4 million in assets under management.

Federal Reserve System

        Under Federal Reserve regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Federal Reserve regulations exempt the first $10.7 million of otherwise reservable balances from the reserve requirements. A 3% reserve is required for transaction account balances over $10.7 million and up to $58.8 million. Transaction account balances over $58.8 million are subject to a reserve requirement of approximately $1.44 million plus 10% of any amount over $58.8 million. The Bank was in compliance with these reserve requirements at June 30, 2011. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.

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

Federal Home Loan Bank System

        The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on a percentage of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

        At June 30, 2011, the Bank had $8.1 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock, subject to approval by the FHLB. For the fiscal year ended June 30, 2011, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $319,000, which constitutes a $79,000 increase in the amount of dividends received in fiscal 2010.

Anti-Money Laundering / Combating Terrorist Financing Provisions

        The Bank is subject to the OCC and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, commonly known as the USA PATRIOT Act, which gives the federal government expanded powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Other provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Holding Company Regulation

        We are a unitary savings and loan holding company within the meaning of the HOLA. As such, we are required to register with and be subject to Federal Reserve examination and supervision as well as certain reporting requirements. In addition, the Federal Reserve has enforcement authority over us and any of our non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

        As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve assumed responsibility for the primary supervision and regulation of all savings and loan holding companies, including the Company, on July 21, 2011. Given the extensive transfer of former OTS authority to multiple agencies, the Dodd-Frank Act requires the Federal Reserve to identify and publish in the Federal Register separate lists of the OTS regulations that the Federal Reserve will continue to enforce for savings and loan holding companies after the transfer date. In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of savings and loan holding companies, the Federal Reserve has published an interim final rule that provides for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies. The interim final rule will become effective upon publication in the Federal Register.

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

Restrictions Applicable to All Savings and Loan Holding Companies

        Federal law prohibits a savings and loan holding company, including us, directly or indirectly, from acquiring:

  •
  control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior Federal Reserve approval;

  •
  through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior Federal Reserve approval; or

  •
  control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the Federal Reserve).

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

        In addition, if the Bank fails the QTL test (discussed above), we must change our status with the Federal Reserve as a savings and loan holding company and register as a bank holding company under the BHCA within one year of the Bank's failure to so qualify.

        The HOLA also prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

Activities Restrictions

        Prior to the Dodd-Frank Act, savings and loan holding companies were generally permitted to engage in a wider array of activities than those permissible for their bank holding company counterparts and may have concentrations in real estate lending that are not typical for bank holding companies. Section 606 of the Dodd-Frank Act amends HOLA by inserting a new requirement that conditions the ability of non-grandfathered savings and loan holding companies that are not exempt from HOLA's restrictions on activities to engage in certain activities, effective on the date that the Federal Reserve assumes supervisory jurisdiction over savings and loan holding companies. Pursuant to this new requirement, a covered saving and loan holding company may engage in activities that are permissible only for a financial holding company under section 4(k) of the BHCA if the covered company meets all of the criteria to qualify as a financial holding company, and complies with all of the requirements applicable to a financial holding company as if the covered savings and loan holding company was a bank holding company. Moreover, going forward, savings and loan holding companies engaging in new activities permissible for bank holding companies will need to comply with notice and filing requirements of the Federal Reserve.

        If the Federal Reserve believes that an activity of a savings and loan holding company or a nonbank subsidiary constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary savings association and is inconsistent with the principles of sound banking, the purposes of HOLA or other applicable statutes, the Federal Reserve may require the savings and loan holding company to terminate the activity or divest control of the nonbanking subsidiary. This obligation is established in section 10(g)(5) of HOLA and bank holding companies are subject to equivalent obligations under the BHCA and Regulation Y.

Source of Strength and Capital Requirements

        The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of financial and managerial strength to its subsidiary savings associations. Moreover, pursuant to the Dodd-Frank Act, savings and loan holding companies will for the first time become subject to the same capital and activity requirements as those applicable to bank holding companies. All savings and loan holding companies generally have a five year phase-in period from the date of enactment of the Dodd-Frank Act to comply with the new capital requirements.

        In addition, as discussed in the Federal Reserve's Notice of Intent issued on April 15, 2011, the Federal Reserve, together with the other federal banking agencies, is reviewing consolidated capital requirements for all depository institutions and their holding companies pursuant to section 171 of the Dodd-Frank Act and the Basel Committee on Banking Supervision's "Basel III: A global regulatory framework for more resilient banks and banking systems" report ("Basel III"). It is expected that the Basel III notice of proposed rulemaking also would address any proposed application of Basel III-based requirements to savings and loan holding companies. When the rule-making process is complete, this definition will be changed to be more closely aligned to the definition of well-capitalized for bank holding companies.

Examination

        In connection with its assumption of responsibility for the ongoing supervision and examination of savings and loan holding companies, the Federal Reserve issued a supervisory letter on July 21, 2011 that describes the supervisory approach the Federal Reserve will use during the first supervisory cycle and going forward generally for savings and loan holding companies. For purposes of the guidance, the first supervisory cycle is the period of time between July 21, 2011, and the close of the first required inspection. To help facilitate the transition of savings and loan holding companies to the supervisory jurisdiction of the Federal Reserve, the Federal Reserve noted in its letter that the first cycle of savings and loan holding company inspections will be instructive to both the Federal Reserve and savings and loan holding company management in terms of practical issues that arise in the supervision of a savings and loan holding company. In particular, examiners will be using the first supervisory cycle to inform savings and loan holding companies how their operations compare to the Federal Reserve's supervisory expectations, which is expected to allow for savings and loan holding company management to make operational changes in response to the Federal Reserve's supervisory expectations, if necessary. Also, the Federal Reserve plans to use the first inspections for the Federal Reserve supervisory staff to better understand a savings and loan holding company's operations and business model and how the Federal Reserve's holding company supervision framework can most effectively be implemented at these companies. Accordingly, the Federal Reserve's focus for inspection activities during the first supervisory cycle will be on gaining an understanding of the structure and operations of each savings and loan holding company.

        After the first supervisory cycle and going forward, the Federal Reserve intends, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve's established risk-based approach regarding bank holding company supervision. As with bank holding companies, the Federal Reserve's objective will be to ensure that a savings and loan holding company and its nondepository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, its subsidiary depository institution(s).

        In accordance with its goal to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve's established risk-based approach regarding bank holding company supervision, the Federal Reserve anticipates transitioning savings and loan holding companies to the Federal Reserve's "RFI/C(D)" rating system (commonly referred to as "RFI"). The Federal Reserve expects to issue a notice shortly outlining application of the RFI rating system to savings and loan holding companies and any modifications that the Federal Reserve believes are necessary to accommodate savings and loan holding companies. That notice will provide the public with an additional opportunity to comment and will provide for a transition period before Federal Reserve examiners will assign final RFI ratings.

Change of Control

        The federal banking laws require that appropriate regulatory approvals must be obtained before an individual or company may take actions to "control" a bank or savings association. The definition of control found in the HOLA is similar to that found in the BHCA for bank holding companies. Both statutes apply a similar three-prong test for determining when a company controls a bank or savings association. Specifically, a company has control over either a bank or savings association if the company:

  (1)
  directly or indirectly or acting in concert with one or more persons, owns, controls, or has the power to vote 25% or more of the voting securities of a company;

  (2)
  controls in any manner the election of a majority of the directors (or any individual who performs similar functions in respect of any company, including a trustee under a trust) of the board; or

  (3)
  directly or indirectly exercises a controlling influence over the management or policies of the bank.

        The Federal Reserve recently adopted an interim final rule that, among other things, implements the HOLA to govern the operations of savings and loan holding companies. The new rule, known as Regulation LL, includes a specific definition of "control" similar to the statutory definition, with certain additional provisions. Additionally, Regulation LL modifies the regulations previously used by the OTS for purposes of determining when a company or natural person acquires control of a savings association or savings and loan holding company under the HOLA or the Change in Bank Control Act ("CBCA"). In light of the similarity between the statutes governing bank holding companies and savings and loan holding companies, the Federal Reserve proposes to use its established rules and processes with respect to control determinations under HOLA and the CBCA to ensure consistency between equivalent statutes administered by the same agency.

        The Federal Reserve stated in the interim final rule that it will review investments and relationships with savings and loan holding companies by companies using the current practices and policies applicable to bank holding companies to the extent possible. Overall, the indication of control used by the Federal Reserve under the BHCA to determine whether a company has a controlling influence over the management or policies of a banking organization (which for Federal Reserve purposes, will now include savings associations and savings and loan holding companies) are similar to the control factors found in OTS regulations. However, the OTS rules weigh these factors somewhat differently and use a different review process designed to be more mechanical.

        Among the differences highlighted by the Federal Reserve with respect to OTS procedures on determinations of control, the Federal Reserve noted that it does not limit its review of companies with the potential to have a controlling influence to the two largest shareholders. Specifically, the Federal Reserve reviews all investors based on all of the facts and circumstances to determine if a controlling influence is present.

        Moreover, unlike the OTS control rules, the Federal Reserve does not have a separate application process for rebutting control under the BHCA and Regulation LL does not include such a process. Under the former OTS rules, investors that triggered a control factor under the rules could submit an application to the OTS requesting a determination that they have successfully rebutted control under HOLA. This separate application process is not available under Regulation LL. Given that Federal Reserve practice is to consider potential control relationships for all investors in connection with applications submitted under the BHCA, the Federal Reserve will review potential control relationships for all investors in connection with applications submitted to the Federal Reserve under Section 10(e) or 10(o) of HOLA. In situations where investors believe no application is required, the Federal Reserve encourages investors to consult with staff at the appropriate Reserve Bank or the Federal Reserve to determine what type of review is appropriate to confirm that the Federal Reserve concurs that no BHCA or HOLA filing is necessary. As with OTS practice, the Federal Reserve often obtains a series of commitments from investors seeking non-control determinations.

        The federal banking laws require minority investors that are unwilling to bear the responsibilities associated with controlling a banking organization to limit their influence over the management and policies of the banking organization. That is, investors seeking the protection of being free from regulation and oversight as a savings and loan holding company under the HOLA are limited in their involvement and influence over the management and policies of the savings and loan holding company and its subsidiaries.

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

        To the extent net income appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2011, the Bank's Excess for tax purposes totaled approximately $13.6 million.

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

        Taxation in Other States.    Mid America Capital is required to file state income tax returns in those states which lessees have operations. The total taxes paid in the year ended June 30, 2011 were not material to the operation of the Company.

Executive Officers

        Information regarding the executive officers of the Company is contained in Part I, Item 1 "Business" of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference herein.

        The following table lists the executive officers of the Company and the Bank as of September 1, 2011.

Name	Position with the Company
Curtis L. Hage	Chairman, President and Chief Executive Officer of the Company
Darrel L. Posegate	Executive Vice President of the Company
Brent R. Olthoff	Senior Vice President, Chief Financial Officer and Treasurer of the Company
David A. Brown	Senior Vice President/Community Banking of the Bank
Stephen M. Bianchi	Senior Vice President/President—Twin Cities Market of the Bank
Jon M. Gadberry	Senior Vice President/Wealth Management of the Bank
Natalie A. Sundvold	Senior Vice President/Service & Support of the Bank
Michael Westberg	Senior Vice President/Chief Credit Officer of the Bank
Bruce E. Hanson, CPA	Vice President, Controller of the Bank

Business Experience of each Executive Officer

        CURTIS L. HAGE, age 65, is Chairman, President and Chief Executive Officer of the Company. He was elected to the position of Chairman of the Board of Directors of the Company in September 1996 and has held the positions of President and Chief Executive Officer since February 1991. Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986. Since joining the Bank in 1968, he served in various capacities prior to being elected Executive Vice President. Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

        DARREL L. POSEGATE, age 53, is Executive Vice President of the Company and has served since November 2010. Prior to such time, he held the positions of Executive Vice President, Chief Financial Officer and Treasurer of the Company since January 2002. He has served as President of the Bank since October 2006 and as Executive Vice President, Chief Financial Officer and Treasurer of the Bank from January 2002 until October 2006. Prior to such time, he was employed in senior leadership roles in the banking industry since 1983. Mr. Posegate received his B.A. degree from Luther College, Decorah, Iowa.

        BRENT R. OLTHOFF, age 40, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since November 2010. Prior to such time, he served as Senior Vice President, Chief Financial Officer and Treasurer of the Bank since April 2007. Mr. Olthoff first joined the Bank in July 2001, and was promoted to Vice President/Finance in July 2004. From February 2006 to April 2007, Mr. Olthoff was employed by FTN Financial, a capital markets firm in Memphis, Tennessee, where he was Vice President/Asset Strategies. Mr. Olthoff received his B.B.A degree in Finance from Iowa State University.

        DAVID A. BROWN, age 49, has served as the Senior Vice President/Community Banking of the Bank since May 2008. Prior to May 2008, he served as the Senior Vice President/Business Banking of the Bank since November 1999. Prior to joining the Bank, Mr. Brown served as Vice President/Manager Commercial Banking of Firstar Bank, Sioux City, Iowa, a National Banking institution. Mr. Brown received his M.B.A. and a B.S. in Business Administration from the University of South Dakota.

        STEPHEN M. BIANCHI, age 47, has served as the President of the Twin Cities market for the Bank since April 2010. Prior to joining the Bank, he was Senior Vice President at Associated Bank, where he served as Minnesota Regional President and Minnesota Regional Commercial Banking Manager from July 2006 to April 2010. Before that, he was Twin Cities Business Banking Manager for Wells Fargo Bank, where he held several other management positions over 14 years. Mr. Bianchi received his B.S. degree in Finance and M.B.A. from Providence College.

        JON M. GADBERRY, age 49, has served as Senior Vice President/Wealth Management of the Bank since December 2007. Prior to joining the Bank, Mr. Gadberry was employed by Bank of the West as Vice President/Trust Manager from April 2003 to December 2007. Mr. Gadberry received his B.S. in Business Administration from Concordia College in Moorhead, Minnesota.

        NATALIE A. SUNDVOLD, age 48, has served as the Senior Vice President/Service & Support of the Bank since October 2002. She joined the Bank in February 1994 as manager of the phone banking center and was promoted to Vice President/In-Touch Banking in October 1995. Prior to joining the Bank, she was employed by the Bank of New York from October 1989 to October 1993. Ms. Sundvold received her B.S. from Northern State University.

        MICHAEL WESTBERG, age 44, has served as the Senior Vice President/Chief Credit Officer of the Bank since January 2011. Prior to such time, he served as Senior Vice President/Corporate Strategy of the Bank since May 2008. Prior to May 2008, he served as the Senior Vice President/Retail Banking of the Bank since July 2006. Mr. Westberg joined the Bank in February 1996 as a branch manager. Prior to joining the Bank, he was employed with First Savings Bank, Beresford, South Dakota, from 1992 to 1996; and The Associates, Dallas, Texas, from 1989 to 1992. Mr. Westberg attended Illinois State University majoring in business and is a graduate of the American Bankers Association National School of Banking.

        BRUCE E. HANSON, CPA, age 48, has served as Vice President, Controller of the Bank since October 2008. Prior to joining the Bank, he was employed as Vice President, Controller at South Dakota State Medical Holding Co., dba Dakotacare, from 1996 to September 2008. Mr. Hanson received his B.A. degree in Accounting from the University of South Dakota.

        There are no family relationships involving any of the Company's executive officers, directors and director nominees.

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

  •
  The value of the portfolio of investment securities that we hold may be adversely affected; and

  •
  We may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The Company and Bank are currently undergoing changes in the way we are supervised and examined as a result of the consolidation of federal banking regulators called for by the Dodd-Frank Act, and may experience operational challenges or increased costs in the course of full transition to our new regulators.

        As a result of regulatory restructuring called for by the Dodd-Frank Act, effective July 21, 2011, the Federal Reserve became the primary federal regulator of the Company and the OCC became the primary federal regulator of the Bank. The Federal Reserve has issued an interim final rule that governs the activities of savings and loan holding companies and has begun to apply certain parts of its current consolidated supervisory program for bank holding companies, including significantly enhanced reporting requirements, to savings and loan holding companies. Also, the OCC recently published an interim final rule that reissues, as new OCC regulations, the former OTS regulations that the OCC has authority to promulgate and enforce as of the transfer date. As noted in the rulemaking, the interim final rule is part of a larger OCC review of OCC and OTS regulations to determine what changes are needed for the transition to OCC supervision of federal savings associations. The OCC announced that, as a continuation of this review, it will consider more comprehensive substantive amendments to these regulations, as appropriate, later this year. Accordingly, the Company and Bank are currently transitioning to the jurisdiction of our new regulators and expect that some aspects of the regulatory restructuring process may result in increased costs, which could have an adverse impact on our results of operations.

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

        While the Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss. At June 30, 2011, the Bank's nonperforming loans (which consist of nonaccrual loans and loans still accruing but past due greater than 90 days) totaled $36.5 million, or 4.42% of its loan portfolio. At June 30, 2011, the Bank's nonperforming assets (which include foreclosed real estate) were $37.2 million, or 3.12% of assets. In addition, the Bank had $6.7 million in accruing loans that were 30 to 89 days delinquent at June 30, 2011. At June 30, 2011, the Bank held $14.3 million of loan and lease loss reserves, or 1.73% of total loans, and 39.23% of nonperforming loans.

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

Our financial success is dependent on the prevailing economic, political and business conditions as well as the population growth in South Dakota and Minnesota.

        Our success and growth is dependent on the income levels, deposits and population growth in our primary market area, which are communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area (MSA), and the cities of Pierre, Mitchell, Aberdeen, Brookings, Dakota Dunes, Watertown and Yankton. In the fourth quarter of fiscal 2011, a branch office was established in the metropolitan area of Minneapolis, Minnesota, which has expanded our coverage area. If the communities in which we operate do not grow or if prevailing economic conditions locally are unfavorable, our business will be negatively affected.

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

        We operate in the highly competitive markets of South Dakota and Minnesota. Our future growth and success will depend on our ability to compete effectively in these markets. Through the Bank, we compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can and have broader customer and geographic bases to draw upon.

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

        We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies, currently including the OCC, Federal Reserve and the FDIC. Banking regulations are primarily intended to protect the DIF and depositors, not stockholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on our common stock, and our ability to make acquisitions could be materially and adversely affected.

        As previously highlighted, the Dodd-Frank Act enacted last year dramatically impacts the regulation and activities of federal thrifts and their holding companies by, among other things, abolishing our primary regulator, the OTS, and providing for new rules that govern the provision of consumer financial products and services. Implementation of the Dodd-Frank Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years which are likely to have a significant impact on the operations of all depository institutions and their holding companies.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines or sanctions, and curtail expansion opportunities

        Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the federal government has imposed and is expected to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations.

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

        The Bank currently has a $15.0 million unsecured line of federal funds with First Tennessee Bank, NA, which did not have an outstanding balance at June 30, 2011 and 2010. The line was advanced upon during the past 12 months for contingent funding testing purposes.

        The Bank currently has a $20.0 million unsecured line of federal funds with Zions Bank, which did not have an outstanding balance at June 30, 2011 and 2010. The line was advanced upon during the past 12 months for contingent funding testing purposes.

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

        Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. Earlier this year, the FDIC Board approved a final rule that implements a new deposit insurance assessment system for insured depository institutions. Among other things, the new assessment structure modifies an institution's current deposit insurance assessment base from adjusted domestic deposits to an institution's average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. The new assessment base is larger than the previous assessment base, however the new assessment structure includes revisions to the total base assessment rate schedule by lowering assessments rates, after adjustments, to a range between 2.5 and 45 basis points depending on an institution's risk category, subject to progressively lower rates as the DIF reserve ratio reaches certain milestones. Importantly, the final rule retains flexibility for the FDIC Board to adopt actual rates that are higher or lower than total base assessment rates without requiring further notice-and-comment rulemaking, subject to limitations providing that: (1) the FDIC Board cannot increase or decrease rates from one quarter to the next by more than 2 basis points; and (2) cumulative increases and decreases cannot be more than 2 basis points higher or lower than the total base assessment rates. While the final rule is expected to have a positive effect on smaller institutions with less than $10 billion in assets, the impact of the FDIC final rule, and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect the Company's liquidity and financial results in future periods.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

        All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not know what interest rates other institutions may offer in the future. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operation.

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

        Agricultural loans comprised 30.4% of our total loan and lease portfolio at June 30, 2011. A number of these loans have relatively large balances. The deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower's control. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural loan portfolio. Furthermore, any extended period of low commodity prices, significantly reduced yields on crops, reduced levels of government assistance to the agricultural industry and/or reduced farmland values could result in a significant increase in our nonperforming loans. An increase in nonperforming loans could result in a loss of net income from these loans, an increase in the provision for loan losses, and/or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.

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

We may participate in FDIC-assisted acquisitions, which could present additional risks to our financial condition.

        We may make opportunistic whole or partial acquisitions of troubled financial institutions in transactions facilitated by the FDIC. In addition to the risks frequently associated with acquisitions, an acquisition of a troubled financial institution may involve a greater risk that the acquired assets underperform compared to our expectations. Because these acquisitions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks including, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems. Additionally, while the FDIC may agree to assume certain losses in transactions that it facilitates, there can be no assurances that we would not be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have dilutive effect on earnings per share and share ownership.

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

        Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on our business, financial condition and results of operations.

The loss of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business.

        As a community bank, we expect our future growth to be driven in large part by the relationships that our key personnel, including Curtis L. Hage, our Chairman, President and Chief Executive Officer, Darrel L. Posegate, our Executive Vice President, and Brent R. Olthoff, our Senior Vice President, Chief Financial Officer and Treasurer, maintain with our customers. We do not have long-term employment agreements with any of our officers or key employees. The employment agreements of Mr. Posegate and Mr. Olthoff have a term of one year, which automatically renew on July 1 for an additional year unless, no later than March 31 of the previous year, either the Bank or Mr. Posegate or Mr. Olthoff provide notice that the employment agreement shall not be extended. Mr. Hage has notified us that he will retire effective December 31, 2011 from his positions as an officer of the Company and the Bank. Search efforts are underway to identify the next generation of leadership for the Company and the Bank.

        We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry can be intense, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. The unexpected loss of any of our key employees could have a material adverse effect on our business and possibly result in reduced revenues and net income.

Adverse weather affecting the markets we serve could hurt our business and prospects for growth.

        The South Dakota economy, in general, is heavily dependent on agriculture and therefore the overall South Dakota economy, and particularly the economies of the rural communities that we serve, can be greatly affected by severe weather conditions, including droughts, storms, tornadoes and flooding. Unfavorable weather conditions may decrease agricultural productivity or could result in damage to our branch locations or the property of our customers, all of which could adversely affect the local economy. An adverse affect on the economy of South Dakota would negatively affect our profitability.

Changes in or interpretations of accounting standards may materially impact our financial statements.

        Accounting principles generally accepted in the United States and accompanying accounting pronouncements, implementation guidelines, interpretations and practices for many aspects of our business are complex and involve subjective judgments, including, but not limited to, accounting for the allowance for loan and lease losses and pending and incurred but not reported health claims. Changes in these estimates or changes in other accounting rules and principles, or their interpretation, could significantly change our reported net income and operating results, and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations.

The holders of our junior subordinated debentures have rights that are senior to those of our stockholders.

        We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of junior subordinated debentures to these trusts. The accompanying junior subordinated debentures have an aggregate liquidation amount totaling $27.8 million as of June 30, 2011. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

        We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We may evaluate opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations, and subject to market conditions, we may take further capital actions. Such actions could include, among other things, the issuance of additional shares of common stock in public or private transactions in order to further increase our capital levels above the requirements for a well-capitalized institution established by the federal bank regulatory agencies as well as other regulatory targets.

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

        Furthermore, federal law requires Federal Reserve approval prior to any direct or indirect acquisition of "control" (as defined in Federal Reserve regulations) of the Bank, including any acquisition of control of us. By statute, a company would be found to "control" the Bank if the Company: (1) directly or indirectly or acting in concert with one or more persons, owns, controls, or has the power to vote 25% or more of the voting securities of the Company or Bank; (2) controls in any manner the election of a majority of the directors of the Company's or Bank's board; or

(3) directly or indirectly exercises a controlling influence over the management or policies of the Company and Bank. The Federal Reserve's implementing regulations include a specific definition of "control" similar to the statutory definition, with certain additional provisions. In addition to the rebuttable presumptions of control set forth in the implementing regulations, the Federal Reserve's supervision manual for supervised institutions provides that there are a number of other circumstances that are indicative of control and may call for further investigation to uncover facts that support a determination of control.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104. Currently, the Bank has a total of 34 banking centers in its market area and Internet access located at www.homefederal.com or www.infiniabank.com. Of such 34 total banking centers, the Company owns 15, including the main office, and leases 19 others. For a description of the Bank's market area, see Item 1, "Business—Market Area" of this Form 10-K.

        The total net book value of the Company's premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2011 was $15.0 million. Management believes there is a continuing need to keep facilities and equipment up-to-date and continued investment will be necessary in the future.

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

        The following table sets forth the range of high and low sale prices for the Company's common stock for each quarter of the two most recent fiscal years ended June 30, 2011 and 2010. Quotations for such periods are as reported by the NASDAQ Global Market.

FISCAL 2011	HIGH	LOW
1st Quarter	$10.97	$9.25
2nd Quarter	$11.15	$10.00
3rd Quarter	$11.20	$10.57
4th Quarter	$11.24	$10.55

FISCAL 2010	HIGH	LOW
1st Quarter	$13.00	$10.60
2nd Quarter	$11.39	$8.05
3rd Quarter	$10.45	$9.25
4th Quarter	$11.73	$9.46

        As of September 1, 2011, the Company had 448 holders of record of its common stock.

        The transfer agent for the Company's common stock is BNY Mellon Shareowner Services, P.O. Box 358015, Pittsburgh, PA 15252.

Dividends

        The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share throughout fiscal 2011. The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share in fiscal 2010. On July 25, 2011, the Board of Directors announced the approval of a cash dividend of $0.1125 per share and the Company paid the respective cash dividends on August 12, 2011 to stockholders of record on August 5, 2011.

        The Company's ability to pay dividends on its common stock is dependent on the dividend payments it receives from the Bank, since the Company receives substantially all of its revenue in the form of dividends from the Bank. Future dividends are not guaranteed and will depend on the Company's ability to pay them.

        Federal regulations govern the permissibility of capital distributions by a federal savings association. Pursuant to the Dodd-Frank Act, savings associations that are part of a savings and loan holding company structure must now file a notice of a declaration of a dividend with the Federal Reserve. In the case of cash dividends, OCC regulations require that federal savings associations that are subsidiaries of a stock savings and loan holding company must file an informational copy of that notice with the OCC at the same time it is filed with the Federal Reserve. OCC regulations further set forth the circumstances under which a federal savings association is required to submit an application or notice before it may make a capital distribution.

        A federal savings association proposing to make a capital distribution is required to submit an application to the OCC if: (1) the association does not qualify for expedited treatment pursuant to criteria set forth in OCC regulations; (2) the total amount of all of the association's capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years; (3) the association would not be at least adequately capitalized following the distribution; or (4) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OCC or the Company's and Bank's former regulator, the OTS, or violate a condition imposed on the association in an application or notice approved by the OCC or the OTS.

        A federal savings association proposing to make a capital distribution is required to submit a prior notice to the OCC if: (1) the association would not be well capitalized following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of the association's common or preferred stock or retire any part of debt instruments such as notes or debentures included in the association's capital (other than regular payments required under a debt instrument); or (3) the association is a subsidiary of a savings and loan holding company and is not required to file a notice regarding the proposed distribution with the Federal Reserve, in which case only an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

        Each of the Federal Reserve and OCC have primary reviewing responsibility for the applications or notices required to be submitted to them by savings associations relating to a proposed distribution. The Federal Reserve may disapprove of a notice, and the OCC may disapprove of a notice or deny an application, if:

  •
  the savings association would be undercapitalized following the distribution;

  •
  the proposed distribution raises safety and soundness concerns; or

  •
  the proposed distribution violates a prohibition contained in any statute, regulation, enforcement action or agreement between the savings association (or its holding company, in the case of the Federal Reserve) and the entity's primary federal regulator, or a condition imposed on the savings association (or its holding company, in the case of the Federal Reserve) in an application or notice approved by the entity's primary federal regulator.

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

        In addition, the Company has a line of credit for $4.0 million with United Bankers' Bank with no outstanding balance at June 30, 2011. The line of credit matures on October 1, 2011. In case of default on the line of credit, the Company's ability to pay cash dividends may be restricted.

  Stockholder Return Performance

        The following line graph compares the cumulative total stockholder return on the Company's common stock to the comparable cumulative total return of the NASDAQ Market Index and the NASDAQ Bank Index for the last five years.

        The performance graph assumes that on July 1, 2006, $100 was invested in the Company's common stock (at the closing price of the previous trading day) and in each of the indexes. The comparison assumes the reinvestment of all dividends. Cumulative total stockholder returns for the Company's common stock, the NASDAQ Market Index and the NASDAQ Bank Index are based on the Company's fiscal year ending June 30. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL STOCKHOLDER RETURN

AMONG HF FINANCIAL CORP.,

NASDAQ MARKET INDEX AND NASDAQ BANK INDEX

ASSUMES $100 INVESTED ON JULY 01, 2006
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JUNE 30, 2011

Equity Compensation Plan Information

        The following table sets forth certain information about the common stock that may be issued upon exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of June 30, 2011, including the 2002 Stock Option and Incentive Plan, the 1996 Director Restricted Stock Plan, and the 1991 Stock Option and Incentive Plan (collectively, the "Incentive Plans"). The 1996 Director Restricted Stock Plan expired on January 1, 2007, and the 1991 Stock Option and Incentive Plan expired on October 27, 2002. Although the column below entitled "Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights" includes common stock to be issued upon unexpired options issued under the 1991 Stock Option and Incentive Plan, no common stock remains available for future awards under the 1991 Stock Option and Incentive

Plan. Additionally, no common stock remains available for future awards under the 1996 Director Restricted Stock Plan.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)(1)
Equity plan compensation plans approved by stockholders	293,589	$13.60	349,084
Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A
Total	293,589	$13.60	349,084

(1)
All 349,084 shares may be issued under the 2002 Stock Option and Incentive Plan in the form of nonvested stock.

Sales of Unregistered Stock

        None.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial statement and operations data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K and with Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The Company's selected financial statement and operations data for each of the fiscal years 2007 through 2011 have been derived from audited consolidated financial statements, which have been audited by Eide Bailly, LLP, the Company's independent public accountants.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$1,191,321	$1,253,015	$1,176,796	$1,103,494	$1,001,454
Securities available for sale	234,860	264,442	222,910	225,004	142,223
FHLB stock	8,065	10,334	12,476	11,245	5,058
Loans and leases receivable	811,178	862,704	842,812	777,777	761,599
Loans held for sale	11,991	25,287	14,881	8,796	8,776
Deposits	893,157	914,264	837,868	784,237	815,864
Advances from FHLB and other borrowings	147,395	190,719	212,869	198,454	68,600
Subordinated debentures payable to trusts	27,837	27,837	27,837	27,837	27,837
Stockholders' equity	94,446	94,435	68,675	64,203	62,270

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Selected Statement of Income Data:
Interest and dividend income	$54,411	$57,354	$60,688	$63,174	$61,874
Interest expense	17,077	20,681	25,359	33,298	36,240

Net interest income	37,334	36,673	35,329	29,876	25,634
Provision for losses on loans and leases	8,616	2,950	1,679	1,994	1,198

Net interest income after provision for losses on loans and leases	28,718	33,723	33,650	27,882	24,436
Loan servicing income	1,576	2,042	2,301	2,211	1,803
Gain on sale of branches, net	—	—	—	—	2,763
Gain on sale of loans, net	2,845	1,841	1,906	1,197	923
Gain (loss) on sale of securities, net	(3,602)	1,853	904	3	—
Net impairment losses recognized in earnings	(549)	(2,683)	(405)	—	—
Goodwill impairment losses recognized in earnings	—	(585)	—	—	—
Other noninterest income	8,604	7,961	7,896	7,922	7,707
Noninterest expense	(37,144)	(35,451)	(34,566)	(30,606)	(29,605)

Income before income taxes	448	8,701	11,686	8,609	8,027
Income tax expense (benefit)	(231)	2,956	3,870	2,766	2,644

Net income	679	5,745	7,816	5,843	5,383
Preferred stock dividends and accretion	—	—	1,316	—	—

Net income available to common stockholders	$679	$5,745	$6,500	$5,843	$5,383

	Years Ended June 30,
	2011	2010	2009	2008	2007
Basic earnings per common share: Net income	$0.10	$1.00	$1.62	$1.47	$1.35
Diluted earnings per common share: Net income	0.10	1.00	1.61	1.45	1.33
Dividends declared per share	0.45	0.45	0.45	0.43	0.42
Dividend payout ratio(1)	450.00%	45.00%	27.78%	29.25%	30.93%
Interest rate spread (average during period)	3.05	3.04	2.95	2.70	2.36
Net interest margin(2)	3.27	3.29	3.26	3.11	2.80
Net interest margin, TE(3)	3.31	3.34	3.32	3.16	2.85
Average interest-earning assets to average interest-bearing liabilities	1.15	1.14	1.13	1.12	1.11
Equity to total assets (end of period)	7.93	7.54	5.84	5.82	6.22
Equity-to-assets ratio (ratio of average equity to average total assets)	7.72	7.07	6.98	6.21	6.06
Nonperforming assets to total assets (end of period)	3.12	0.73	1.07	0.34	0.40
Allowance for loan and lease losses to nonperforming loans and leases (end of period)	39.23	116.31	73.83	191.08	167.87
Allowance for loan and lease losses to total loans and leases (end of period)	1.73	1.10	0.99	0.76	0.77
Nonperforming loans and leases to total loans and leases (end of period)(4)	4.42	0.94	1.35	0.40	0.46
Noninterest expense to average total assets	3.03	3.02	3.00	2.97	3.00
Net interest income after provision for losses for loans and leases to noninterest expense (end of period)	77.32	93.58	97.35	91.10	82.54
Return on assets (ratio of net income to average total assets)	0.06	0.48	0.68	0.57	0.55
Return on equity (ratio of net income to average equity)	0.72	6.82	9.73	9.12	9.01
Operating Efficiency Ratio(5)	78.34	73.71	69.83	70.75	76.56
Efficiency Ratio(6)	80.38	75.57	72.12	74.27	76.24
Number of full-service offices	34	33	33	33	33

(1)
Dividends declared per share divided by net income per share.

(2)
Net interest income divided by average interest-earning assets.

(3)
Net interest margin expressed on a fully taxable equivalent basis ("Net Interest Margin, TE") is a non-GAAP financial measure. See the Non-GAAP Disclosure Reconciliation of Net Interest Income (GAAP) to Net Interest Margin, TE (Non-GAAP) in Item 7, Analysis of Net Interest Income in this Form 10-K. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences. We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes. As a non-GAAP financial measure, Net Interest Margin, TE should beconsidered supplemental to and not a substitute for or superior to, financial measures calculated in accordance with GAAP. As other companies may use different calculations for Net Interest Margin, TE, this presentation may not be comparable to similarly titled measures reported by other companies.

(4)
Nonperforming loans and leases include nonaccruing loans and leases and accruing loans delinquent more than 90 days.

(5)
Operating efficiency ratio ("Operating Efficiency Ratio") is a non-GAAP financial measure. See the following Non-GAAP Disclosure Reconciliation of the Operating Efficiency Ratio. The Operating Efficiency Ratio is a measurement which indicates the amount of noninterest expense as compared to total revenues. The ratio excludes what we consider non-typical items affecting revenue such as gain on the sale of land and branches and the interest expense related to the trust preferred securities debt. We believe that it is a standard practice in the banking industry to present the Operating Efficiency Ratio, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes. As a non-GAAP financial measure, Operating Efficiency Ratio should be considered supplemental to and not a substitute for or superior to, financial measures calculated in accordance with GAAP. As other companies may use different calculations for Operating Efficiency Ratio, this presentation may not be comparable to similarly titled measures reported by other companies.

(6)
Total noninterest expense divided by the sum of net interest income plus total noninterest income.

        The non-GAAP disclosure reconciliation of the operating efficiency ratio is as follows:

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Noninterest expense (line a)	37,144	36,036	34,566	30,606	29,605

Total revenue (net interest income and other noninterest income)	46,208	47,687	47,931	41,209	38,830
Net Interest expense on Trust Preferred Debt Securities included in net interest income	1,207	1,205	1,568	2,053	2,600
Gain on sale of land and branches, net	—	—	—	—	(2,763)

Total revenue, excluding net interest income effect of Trust Preferred Debt Securities and gain on sale of land and branches, net (line b)	47,415	48,892	49,499	43,262	38,667

Operating efficiency ratio (line a / line b)	78.34%	73.71%	69.83%	70.75%	76.56%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section should be read in conjunction with the following parts of this Form 10-K: Forward-Looking Statements, Part II, Item 8 "Financial Statements and Supplementary Data," Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," and Part I, Item 1 "Business."

Executive Summary

        The Company's net income available to common stockholders for fiscal 2011 was $679,000, or $0.10 per diluted share, compared to $5.7 million, or $1.00 per diluted share for fiscal 2010. Return on average equity was 0.72% at June 30, 2011, compared to 6.82% at June 30, 2010. As discussed in more detail below, the decreases were due to a variety of key factors, including increases in the provision for losses on loans and leases of $5.7 million, decreases in noninterest income of $2.1 million and increases in noninterest expense of $1.1 million. These were partially offset by a decrease in income taxes of $3.2 million.

        The strength of the local, national and global economies significantly affected the performance of the Company and the financial services industry as a whole. With little improvement in economic conditions from fiscal 2010, the challenging operating environment persisted into fiscal 2011. The slow economic recovery, due in part nationally to a weaker housing market and elevated unemployment levels, negatively impacted both the Company and its commercial and retail borrowers. Our dairy portfolio, approximately $40.5 million at June 30, 2011, experienced deterioration to operations as a result of prior years depressed milk commodity prices and increased feed and input costs. Approximately two-thirds of the increase in nonperforming loans during 2011 relates to dairy loans and one complex diversified agricultural credit relationship, while the remainder is attributable to an increase in the volume of smaller loans within various industries. While a majority of the problem asset stress in 2011 relates to the agricultural portfolio, there were signs of stabilization in the second half of fiscal 2011 and commodity prices remained favorable for most agricultural production. At June 30, 2011, classified assets declined to $46.1 million after reaching a high of $81.8 million at December 31, 2010, as borrowers demonstrated the ability to adjust to the economic climate resulting in an increase in the amount of credit upgrades during the year. The Company has benefitted from proactively managing problem assets; however, generally reflective of the experience of community banks throughout the country, loan growth was difficult in 2011 due to competition in the market for a limited number of qualified borrowers and weaker loan demand.

        During the fourth fiscal quarter, the Bank sold pooled trust preferred securities with an adjusted carrying cost of approximately $8.8 million. The pooled trust preferred securities were originally purchased at AA and A investment grade ratings backed primarily by pooled financial institution cash flows. Due to challenges in the banking industry, these securities were downgraded to below investment grade in 2009. In May 2011, the Company received an unsolicited bid from a third party for all six pooled trust preferred securities. Management carefully examined the bid prices provided for the securities, and through further market research noticed recent additional transactional activity for these classes of securities demonstrating some strengthening in market prices, although remaining a relatively inactive market historically. We were not required by any regulatory body to sell the securities. The Company subsequently sought additional bids from the marketplace in June 2011, which improved upon the initial unsolicited bid prices, and completed the sale transactions prior to quarter end. The sale of these securities generated an after-tax charge of $3.9 million. Given that the Company had previously established valuation adjustments for these securities on its balance sheet, the impact on capital was minimal. Risk-weighted regulatory capital ratios improved in part as a result of the disposition due to the extraordinarily high risk weighting applied to those assets by regulation. With the sale of these securities completed, the Company has eliminated its exposure to pooled trust preferred securities.

        The current interest rate environment has been directly affected by the intervention of the Federal Reserve as it assisted in the economic recovery. The target federal funds rate remained at 25 basis points during fiscal 2011. The impact of this historically low interest rate environment on the Company has been mixed. While the low interest rates negatively affected yields of variable loans and the securities portfolio, the impact to our cost of funds was favorable. Despite the low interest rate environment pressuring yields, the Company expanded net interest income in 2011 through active balance sheet management and a focus on disciplined loan and deposit pricing.

        Net interest income for fiscal 2011 was $37.3 million, an increase of $661,000 or 1.8% over the same period a year ago. The net interest margin was 3.27%, compared to 3.29% for the same period a year ago, a decrease of 2 basis points. On a fully taxable equivalent basis, the net interest margin for fiscal 2011 was 3.31%, compared to 3.34% in fiscal 2010. Net Interest Margin, TE is a non-GAAP financial measure. See "Analysis of Net Interest Income" for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful. The cost of funds rate on interest-bearing liabilities decreased from 2.11% in fiscal 2010 to 1.72% in fiscal 2011, a change of 39 basis points. For the same period, yields on earning assets decreased from 5.15% to 4.77%, a decrease of 38 basis points. Increases in volume from fiscal 2010 to fiscal 2011 of average earning assets and interest-bearing liabilities were 2.5% and 1.0% respectively.

        Variability of the net interest margin ratio may be affected by many aspects, including Federal Reserve policies for short-term interest rates, competitive and global economic factors and customer preferences for various products and services. As of June 30, 2011, management believes that it has positioned the institution for a neutral to earning-asset sensitive profile, whereas an asset sensitive institution will generally realize an increase in income if interest rates rise due to the fact that more assets will be reinvested at higher market rates than liabilities. However, within a twelve month time horizon there may be a slight lag effect where liabilities may initially reprice faster than assets for a portion of the time period.

        Agricultural and one-to four-family loans accounted for the majority of the decrease in loan balances between fiscal 2011 and 2010, excluding loans in process and deferred fees. Agricultural real estate loans were $111.8 million at the end of 2011, down $6.6 million or 5.6% since fiscal year 2010, and comprised 13.5% of total loans outstanding. Agricultural business loans were $138.8 million at the end of 2011, down $13.3 million or 8.8% since fiscal year 2010, and comprised 16.8% of total loans outstanding. Loans of this type are in a diverse range of agricultural enterprises, including grain production, dairy and livestock operations. The credit risk related to agricultural loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations or on the value of underlying collateral, if any. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower's financial soundness and relationship on an ongoing basis. One-to four-family loans decreased $14.6 million to $57.8 million at June 30, 2011. This is due primarily to the increased amount of loans that refinanced during fiscal 2011 compared to the net decrease in new non-conforming loans or adjustable-rate loans that are typically retained in the loan portfolio. Typically, new conforming mortgage loans originated are classified as loans held for sale and sold during the year.

        The provision for loan losses is the charge to net income that management determines to be necessary to maintain the allowance for loan and lease losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. The allowance for loan and lease losses increased $4.7 million to $14.3 million at June 30, 2011, an increase of 49.5%. This increase is primarily attributable to the specific valuation allowance increase of $6.3 million, of which $6.1 million was related to the agricultural loan portfolio. The general valuation allowance decreased $1.6 million due in part to the decline of gross loan balances. The ratio of allowance for loan and lease losses to total loans and leases was 1.73% as of June 30, 2011, compared to 1.10% at June 30, 2010. Total nonperforming assets at June 30, 2011 were $37.2 million as compared to $9.2 million at June 30, 2010. The ratio of nonperforming assets to total assets was 3.12% for June 30, 2011, compared to 0.73% at June 30, 2010. The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history over 12, 36, and 60 month time periods, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience. This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time. Management intends to continue its disciplined credit administration and loan underwriting processes and to remain focused on the creditworthiness of new loan originations. See "Asset Quality" for more information.

        Total deposits at June 30, 2011, were $893.2 million, a decrease of $21.1 million, or 2.3%, from June 30, 2010. Due to the continued low interest rate environment, the Company experienced a preference by customers of non-maturity deposits. Noninterest-bearing checking accounts increased $15.3 million to $132.4 million at June 30, 2011, while interest-bearing checking accounts and money market accounts increased $13.1 million and $7.8 million, respectively, to $113.4 million and $197.6 million, respectively, at June 30, 2011. Public fund account balances decreased $24.8 million, or 11.5%, from June 30, 2010, which was primarily in the certificates of deposit category. Public funds are included within the composition of accounts indicated prior. Interest expense on deposits was $9.6 million for fiscal 2011, a decrease of $2.7 million, or 22.2%, over fiscal 2010.

        Management's objectives are to provide capital sufficient to cover the risks inherent in the Company's businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. The total risk-based capital ratio was 13.28% at June 30, 2011, compared to 11.68% at June 30, 2010. This continues to allow the Bank to meet the regulatory criteria to be considered a "well-capitalized" institution at June 30, 2011. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages, student loans and a loan securitization.

        Government regulation continued to expand in fiscal 2011 as a result of the Congressional action to increase oversight of the financial services industry and strengthen consumer protection laws. In the first fiscal quarter of 2011, the new overdraft requirements of Regulation E ("Reg E") became effective, requiring consumer account holders to elect ("opt-in") to receive certain overdraft protection services that had routinely been provided to all retail customers. Through efforts to educate our customer base, this resulted in a modest reduction of deposit fee income from this segment in fiscal 2011.

        Noninterest income for fiscal 2011 was $8.9 million, compared to $11.0 million for the same period a year ago, a decrease of $2.1 million or 19.4%. Net gain on sale of securities of $1.9 million for fiscal 2010 decreased by $5.5 million to a net loss on sale of securities of $3.6 million for fiscal 2011. The sale of the six pooled trust preferred securities yielded a pre-tax charge to net income of $6.3 million. Net impairment losses recognized in net income decreased $2.1 million from fiscal 2010 to fiscal 2011. Fees on deposits and net gain on sale of loans increased $530,000 and $1.0 million, respectively, over the previous year, while loan servicing income decreased by $466,000. The increase in fees on deposits was largely attributed to point-of-sale interchange ("POS") income and also from customer deposit service fees. Net gain on sale of loans increased due to the increased number of originated loans in the residential market attributed to the low consumer interest rates and the subsequent sale of these loans. The decline in loan servicing income was largely a result of increased amortization expense related to increased prepayment speeds experienced within the portfolio.

        Noninterest expense for fiscal 2011 was $37.1 million, compared to $36.0 million for fiscal 2010, an increase of $1.1 million or 3.1%. Compensation and employee benefits and professional fees increased

$1.1 million and $558,000, respectively, when compared to the prior fiscal year. Compensation and employee benefits increased 5.4% over fiscal 2010 costs primarily from the increase in personnel and annual compensation adjustments for current employees and recruitment services. Professional fees increased 31.0% due in part to services utilized for loan review and legal fees. These increases were partially offset by decreases in marketing and community development and goodwill impairment charges of $446,000 and $585,000, respectively. Marketing and community development decreased 26.0% primarily due to a decrease in costs associated with the check card rewards program. There was no impairment of goodwill during fiscal 2011. In the prior fiscal year, as a result of the Company's annual goodwill impairment testing, it was determined that the goodwill associated with the acquisition of the leasing division was impaired and the entire amount of goodwill associated with this acquisition was written-off, resulting in $585,000 of non-recurring expense for fiscal 2010.

        The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements. The operating efficiency ratio (i.e., noninterest expense divided by total revenue adjusted for interest expense of trust preferred securities) for fiscal 2011 was 78.34%, compared to 73.71% for the same period a year ago, an increase of 463 basis points. The operating efficiency ratio excludes the impact of net interest expense on the variable priced trust preferred securities. The operating efficiency ratio is a non-GAAP financial measure. See Item 6, "Selected Financial Data—Non-GAAP Reconciliation of the Operating Efficiency Ratio" of this Form 10-K for further analysis. The Company had issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings. Net interest expense on the $27.8 million of trust preferred securities outstanding was $1.8 million for fiscal 2011 and 2010, with an average rate paid of 6.55% and 6.61%, respectively. The total efficiency ratio (i.e., noninterest expense divided by total revenue) was 80.38% for the year ended June 30, 2011, compared to 75.57% for the prior year, an increase of 481 basis points. Contributing to this change in the efficiency ratio was the change of net gain on the sale of securities of $5.5 million, which resulted in a decrease of total revenue of $1.5 million when compared to the prior fiscal year. During fiscal year 2011, total noninterest expense increased by a modest $1.1 million, or 3.1% when compared to fiscal 2010. Management believes that improvement to the operating efficiency ratio can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.

        The enactment of the Dodd-Frank Act in July 2010 authorizes expansive new regulation going forward by various federal agencies and has created additional uncertainty in the industry. Many of the most sweeping changes in the Dodd-Frank Act are not complete or specific but instead authorize potentially expansive new regulations to be issued in the future, possibly over several years. The Dodd-Frank Act made a substantial number of significant changes to how financial services companies are regulated. Overall, the Company expects that the Dodd-Frank Act and its regulations are likely to increase the Company's regulatory compliance and certain other costs significantly, and they are likely to constrain operations and revenues in some respects, perhaps significantly in some areas.

        In particular, the Company and Bank believe that the following non-exclusive list of provisions or topics of the Dodd-Frank Act are significant to the business of the Company and the Bank:

  •
  The Dodd-Frank Act requires that savings and loan holding companies, for the first time, become subject to the same capital and activity requirements as those applicable to the bank holding companies. All savings and loan holding companies generally have a five year phase-in period from the date of enactment of the Dodd-Frank Act to comply with the new capital requirements.

  •
  The Dodd-Frank Act further requires that existing capital requirements for banking organizations be re-examined by regulators and made counter-cyclical. It is likely that this effort, especially in combination with a possible U.S. adoption of Basel III, will result in new capital and other standards for the Company and the Bank. In addition to requirements affecting capital and leverage, those new standards could include restrictions on the payment of cash dividends and on the repurchase of shares.

  •
  The Dodd-Frank Act established a new consumer agency known as the Consumer Financial Protection Bureau ("CFPB"). The CFPB has expansive rulemaking authority over consumer products and practices in the financial services industry, including the authority to define unfair, deceptive or abusive practices and centralize consumer complaints.

  •
  Under the so-called Durbin Amendment, the Dodd-Frank Act required the establishment of standards for debit card interchange fees and a prohibition on network exclusivity arrangements and routing restrictions for electronic debit transactions. Under the implementing regulations of the Federal Reserve, among other things, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. This provision regarding debit card interchange fees will become effective October 1, 2011. Though the statute and implementing regulations provide an exemption from the fee caps for financial institutions having assets of $10 billion or less, it is likely to cause the Bank and others in the industry to revamp debit card practices and fee structures. Therefore, the ultimate impact and effectiveness of this exemption for small issuers such as the Bank, with respect to the debit card interchange fee standards, remains to be seen.

  •
  The Dodd-Frank Act made permanent the $250,000 FDIC's general deposit insurance limit, and allows banks to pay interest on demand deposit (checking) accounts.

  •
  The Dodd-Frank Act imposed new duties on mortgage lenders, including a duty to determine the borrower's ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types.

        The list above is not exhaustive. It reflects the Company's current assessment of the Dodd-Frank Act provisions that are reasonably likely to have a substantial impact in the future. It is possible that at least some other areas unexpectedly will become significant to the Company or the Bank as the regulatory processes unfold.

        Recent events in the financial markets produce uncertainties to management about future operating results and the future financial condition of the Company. The interdependencies of the national economy and financial markets do affect the macro economics reviewed by management and may produce outcomes in the future that have not impacted the Company previously.

General

        The Company is a financial services provider and, as such, has inherent risks that must be managed in order to achieve net income. Primary risks that affect net income include credit risk, liquidity risk, operational risk, regulatory compliance risk and reputation risk. The Company's net income is derived by management of the net interest margin, the ability to collect fees from services provided, by controlling the costs of delivering services and the management of loan and lease losses. The primary source of revenues is the net interest margin, which represents the difference between income on interest-earning assets (i.e. loans and investment securities) and expense on interest-bearing liabilities (i.e. deposits and borrowed funding). The net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Fees earned include charges for deposit and debit card services, trust services and loan services. Personnel costs are the primary expenses required to deliver the services to customers. Other costs include occupancy and equipment and general and administrative expenses.

Financial Condition Data

        At June 30, 2011, the Company had total assets of $1,191.3 million, a decrease of $61.7 million from the level at June 30, 2010. The decrease in assets was due primarily to decreases in net loans and leases receivable and loans held for sale of $51.5 million and $13.3 million, respectively. The decrease in liabilities of $61.7 million was primarily due to decreases in deposits of $21.1 million and decreased advances from the FHLB and other borrowings of $43.3 million. Stockholders' equity increased by $11,000 since June 30, 2010, primarily due to decreases in net income and accumulated other comprehensive loss, offset by the payment of dividends.

        The decrease in net loans and leases receivable, which excludes loans in process and deferred fees, was $51.5 million due to the decrease in net loan balances of $46.8 million and the increase in the allowance for loan and lease losses of $4.8 million. Residential, agricultural and consumer loans decreased $15.4 million, $19.9 million and $11.3 million, respectively, due primarily to an increase in sales over originations, amortization and repayments of principal. In addition, loans held for sale decreased $13.3 million, primarily due to the decrease in one-to four-family loans held at June 30, 2011.

        See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.

        Deposits decreased $21.1 million primarily due to the decreases of in-market deposits and out-of-market deposits of $13.9 million and $7.2 million, respectively. The decrease in in-market deposits is a result of a $24.8 million decrease in public funds, offset in part by a net increase of in-market deposits, which are not public funds, of $10.9 million. Advances from the FHLB and other borrowings decreased $43.3 million, at June 30, 2011 as compared to June 30, 2010, due to the reduced funding needs resulting from the decreased investment securities and loan balances.

        Stockholders' equity increased $11,000 at June 30, 2011 when compared to June 30, 2010. Increases in stockholders' equity was derived from net income of $679,000, stock issuances of $140,000, the amortization of stock-based compensation of $481,000, and a net decrease in accumulated other comprehensive loss of $1.8 million. Cash dividends reduced stockholders' equity by $3.1 million.

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

	Years Ended June 30,
	2011			2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$867,346	$48,557	5.60%	$860,882	$49,658	5.77%	$829,486	$49,460	5.96%
Investment securities(2)(3)	263,964	5,526	2.09%	241,126	7,414	3.07%	241,294	11,060	4.58%
FHLB stock	10,047	328	3.26%	11,948	282	2.36%	12,274	168	1.37%

Total interest-earning assets	1,141,357	$54,411	4.77%	1,113,956	$57,354	5.15%	1,083,054	$60,688	5.60%

Noninterest-earning assets	83,181			77,642			67,454

Total assets	$1,224,538			$1,191,598			$1,150,508

Interest-bearing liabilities:
Deposits:
Checking and money market	$283,368	$1,578	0.56%	$240,051	$1,357	0.57%	$231,362	$1,956	0.85%
Savings	85,053	282	0.33%	76,275	281	0.37%	71,004	542	0.76%
Certificates of deposit	411,918	7,712	1.87%	427,463	10,665	2.49%	392,775	13,181	3.36%

Total interest-bearing deposits	780,339	9,572	1.23%	743,789	12,303	1.65%	695,141	15,679	2.26%
FHLB advances and other borrowings	182,672	5,682	3.11%	209,079	6,550	3.13%	232,206	7,841	3.38%
Subordinated debentures payable to trusts	27,837	1,823	6.55%	27,837	1,828	6.57%	27,837	1,839	6.61%

Total interest-bearing liabilities	990,848	17,077	1.72%	980,705	20,681	2.11%	955,184	25,359	2.65%

Noninterest-bearing deposits	104,368			93,101			76,838
Other liabilities	34,761			33,522			38,152

Total liabilities	1,129,977			1,107,328			1,070,174
Equity	94,561			84,270			80,334

Total liabilities and equity	$1,224,538			$1,191,598			$1,150,508

Net interest income; interest rate spread		$37,334	3.05%		$36,673	3.04%		$35,329	2.95%

Net interest margin(4)			3.27%			3.29%			3.26%

Net interest margin, TE(5)			3.31%			3.34%			3.32%

(1)
Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)
Includes federal funds sold.

(3)
Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)
Net interest income divided by average interest-earning assets.

(5)
Net interest margin expressed on a fully taxable equivalent basis ("Net Interest Margin, TE") is a non-GAAP financial measure. See the following Non-GAAP Disclosure Reconciliation of Net Interest Income (GAAP) to Net Interest Margin, TE (Non-GAAP). The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences. We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes. As a non-GAAP financial measure, Net Interest Margin, TE should be considered supplemental to and not a substitute for or superior to, financial measures calculated in accordance with GAAP. As other companies may use different calculations for Net Interest Margin, TE, this presentation may not be comparable to similarly titled measures reported by other companies.

        The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Years Ended June 30,
	2011	2010	2009	2008	2007
Net interest income	$37,334	$36,673	$35,329	$29,876	$25,634
Taxable equivalent adjustment	500	563	657	527	488

Adjusted net interest income	37,834	37,236	35,986	30,403	26,122
Average interest-earning assets	1,141,357	1,113,956	1,083,054	960,721	916,993

Net interest margin, TE	3.31%	3.34%	3.32%	3.16%	2.85%

Rate/Volume Analysis of Net Interest Income

        The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between increases and decreases resulting from fluctuating outstanding balances that are due to the levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by previous rate) and (ii) changes in rate (i.e., changes in rate multiplied by previous volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended June 30,			Years Ended June 30,
	2011 vs 2010			2010 vs 2009
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$373	$(1,474)	$(1,101)	$1,851	$(1,653)	$198
Investment securities(2)	701	(2,589)	(1,888)	(8)	(3,638)	(3,646)
FHLB stock	(45)	91	46	(4)	118	114

Total interest-earning assets	$1,029	$(3,972)	$(2,943)	$1,839	$(5,173)	$(3,334)

Interest-bearing liabilities:
Deposits:
Checking and money market	$249	$(28)	$221	$74	$(673)	$(599)
Savings	33	(32)	1	40	(301)	(261)
Certificates of deposit	(389)	(2,564)	(2,953)	1,175	(3,691)	(2,516)

Total interest-bearing deposits	(107)	(2,624)	(2,731)	1,289	(4,665)	(3,376)
FHLB advances and other borrowings	(831)	(37)	(868)	(774)	(517)	(1,291)
Subordinated debentures payable to trusts	—	(5)	(5)	—	(11)	(11)

Total interest-bearing liabilities	$(938)	$(2,666)	$(3,604)	$515	$(5,193)	$(4,678)

Net interest income increase			$661			$1,344

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

        Loans and Leases Receivable.    Loans receivable are stated at unpaid principal balances and net of deferred loan origination fees, costs and discounts.

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

        For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310 effective December 31, 2010, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity's method for monitoring and assessing credit risk. Residential and Consumer loan portfolio segments include classes of one-to- four family, construction, consumer direct, consumer home equity, consumer overdraft and reserves, and consumer indirect. Commercial, Commercial Real Estate and Agriculture loan portfolio segments include the classes of commercial business, equipment finance leases, commercial real estate, multi-family real estate, construction, agricultural business, and agricultural real estate.

        Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on a straight-line basis over the commitment period.

        Impaired loans are generally carried on a nonaccrual status when there are reasonable doubts as to the collectability of principal and/or interest and/or when payment becomes 90 days past due, except loans which are well secured and in the process of collection. For all portfolio segments and classes accrued but uncollected, interest is reversed and charged against interest income when the loan is placed on nonaccrual status. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest. Interest payments received on nonaccrual and impaired loans are normally applied to principal. Once all principal has been received, additional interest payments are recognized on a cash basis as interest income.

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and insignificant payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and agricultural loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

        Loans that are reported as troubled debt restructurings ("TDRs") apply the identical criteria in the determination of whether the loan should be accruing or nonaccruing. Typically, the event of classifying the loan as a TDR due to a modification of terms is independent from the determination of accruing interest on a loan in accordance with accounting standards.

        For all non-homogeneous loans (including TDRs) that have been placed on nonaccrual status, our policy for returning nonaccruing loans to accrual status requires the following criteria: six months of continued performance, timely payments, positive cash flow and an acceptable loan to value ratio. For homogeneous loans (including TDRs), typical in our residential and consumer portfolio, the policy requires six months of consecutive timely loan payments for returning nonaccrual loans to accruing status.

        Allowance for Loan and Lease Losses.    GAAP requires the Company to maintain an allowance for probable loan and lease losses in the loan and lease portfolio. Management must develop a consistent and systematic approach to estimate the appropriate balances that will cover the probable losses.

        The allowance for loan and lease losses is maintained at a level that management determines is sufficient to absorb estimated probable incurred losses in the loan portfolio through a provision for loan losses charged to net income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Management charges off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectibility of individual impaired loans is determined through an estimate of the fair value of the underlying collateral and/or an assessment of the financial condition and repayment capacity of the borrower. The allowances for loan and lease losses are comprised of both specific valuation allowances and general valuation allowances that are determined in accordance with authoritative accounting guidance. Additions are made to the allowance through periodic provisions charged to current operations and recovery of principal on loans previously charged off.

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

        Specific valuation allowances are established based on the Company's analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. The Company applies this classification to loans individually evaluated for impairment in the loan portfolio segments of commercial, commercial real estate and agricultural loans. Smaller balance homogenous loans are evaluated for impairment on a collective rather than an individual basis. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to the fair value of the collateral, less the estimated cost to sell, if the loan is collateral dependent, or to the present value of expected cash flows, discounted at the loan's effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows is less than the recorded investment in the loan.

        The Company also follows a process to assign general valuation allowances to loan portfolio segment categories. General valuation allowances are established by applying the Company's loan loss provisioning methodology, and reflect the estimated probable incurred losses in loans outstanding. The loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use in order to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the loan portfolio segments. The Company's historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to, the following:

  •
  Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;

  •
  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

  •
  Changes in the nature and volume of the portfolio and in the terms of loans;

  •
  Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

  •
  Changes in the quality of the Company's loan review system;

  •
  Changes in the value of the underlying collateral for collateral-dependent loans;

  •
  The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

  •
  Changes in the experience, ability, and depth of lending management and other relevant staff; and

  •
  The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.

        By considering the factors discussed above, the Company determines quantified risk factors that are applied to each non-impaired loan or loan type in the loan portfolio to determine the general valuation allowances.

        The time periods considered for historical loss experience are the last five years, the last three years and the last twelve months. The Company also evaluates the sufficiency of the overall allocations used for the loan loss allowances by considering the loss experience in the most recent twelve month period.

        The process of establishing the loan loss allowances may also involve:

  •
  Periodic inspections of the loan collateral;

  •
  Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy, commodity prices and/or the real estate market are discussed; and

  •
  Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

        In order to determine the overall adequacy, each loan portfolio segment's respective loan loss allowance is reviewed quarterly by management and by the Audit Committee of the Company's Board of Directors, as applicable.

        Future adjustments to the allowance for loan and lease losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to estimates are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.

        Although management believes that it uses the best information available to determine the allowance, unforeseen market or borrower conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.

        Mortgage Servicing Rights ("MSR").    The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans. The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets. The asset is amortized in proportion to and over the period of estimated net servicing income.

        At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. The Company's MSRs are primarily servicing rights acquired from the South Dakota Housing Development Authority's first-time homebuyers program. Due to the lack of quoted markets for the Company's servicing portfolio, the Company estimates the fair value of the MSRs using a present value of future cash flow analysis. If the fair value is greater than or equal to the amortized book value of the MSRs, no impairment is recognized. If the fair value is less than the book value, an expense for the difference is charged to net income by initiating a MSR valuation account. If the Company determines this impairment is temporary, any future changes in impairment are recorded as a change in net income and the valuation account. If the Company determines the impairment to be permanent, the valuation is written off against the MSRs, which results in a new amortized balance.

        The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's quarterly analysis of MSRs, there was no impairment to the MSRs at June 30, 2011.

        Security Impairment.    Management has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in net income, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

        The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At June 30, 2011, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.

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

        Self-Insurance.    The Company has a self-insured healthcare plan for its employees up to certain limits. To mitigate a portion of the risks involved with a self-insurance health plan, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $65,000 per individual occurrence. The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported ("IBNR") claims. IBNR claims are estimated using historical claims lag information received by a third party claims administrator. Due to the uncertainty of health claims, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual. These adjustments could significantly affect net income if circumstances differ substantially from the assumptions used in estimating the accrual.

Asset Quality

        When a borrower fails to make a required payment on a loan within 10 to 15 days after the payment is due, the Bank generally institutes collection procedures by issuing a late notice. The customer is contacted again when the payment is between 17 and 40 days past due. In most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 40 days, the Bank attempts additional written as well as verbal contacts and, if necessary, personal contact with the borrower in order to determine the reason for the delinquency and to effect a cure. Where appropriate, Bank personnel reviews the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (i) accept a repayment program which under appropriate circumstances could involve an extension in the case of consumer loans for the arrearage from the borrower, (ii) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell, or (iii) initiate foreclosure proceedings. When a loan payment is delinquent for 90 days, the Bank generally will initiate foreclosure proceedings unless management is satisfied the credit problem is correctable.

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

        Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased $28.0 million during the year to $37.2 million at June 30, 2011. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 3.12% at June 30, 2011, from 0.73% at June 30, 2010.

        Nonaccruing loans and leases increased to $30.8 million at June 30, 2011 compared to $6.0 million at June 30, 2010. Included in nonaccruing loans and leases at June 30, 2011 were 12 loans totaling $1.9 million secured by one- to four-family real estate, three commercial real estate loans totaling $784,000, 27 agricultural real estate loan totaling $14.0 million, 11 commercial business loans totaling $687,000, 47 agricultural business loans totaling $12.8 million, five equipment finance leases totaling $126,000, and 19 consumer loans totaling $541,000.

        Accruing loans and leases delinquent more than 90 days increased $3.4 million, to $5.6 million at June 30, 2011 compared to $2.2 million at June 30, 2010. Included in accruing loans and leases delinquent more than 90 days at June 30, 2011 were one loan totaling $56,000 secured by commercial real estate, three loans for $113,000 secured by one-to four-family real estate, eight loans totaling $1.4 million secured by agricultural real estate, three loans totaling $214,000 secured by commercial business assets, 22 loans totaling $3.9 million secured by agricultural business assets, and one loan totaling $6,000 secured by a personal asset. For the accruing loans which are greater than 90 days past due, one-to-four family collateralized loans have a weighted average loan to value ratio of 98.0% at June 30, 2011. These loans remain in accruing status due to the government guarantees on each of the loans. Commercial real estate and commercial business collateralized loans have weighted average loan to value ratios of 68.0% and 60.0%, respectively. The consumer loan has a loan to value ratio of 75.0%. Agricultural collateralized loans have a weighted average loan to value ratio of 59.5%. Recent trends in collateral values have seen a regionalized increase in values in land and dairy assets within the agricultural sector, which is the largest component of the accruing loans greater than 90 days past due.

        The Company's nonperforming loans and leases, which represent nonaccrual loans and loans past due 90 days and still accruing, have increased $28.3 million from the levels at June 30, 2010. Approximately two-thirds of the increase in nonperforming loans during 2011 relates to dairy loans and one complex diversified agricultural credit relationship, while the remainder is attributable to an increase in the volume of smaller loans within various industries. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.

        As of June 30, 2011, the Company had $713,000 of foreclosed assets. The balance of foreclosed assets at June 30, 2011, consisted of $667,000 in single-family residences, $15,000 in equipment finance leases, $2,000 in consumer collateral, $29,000 in commercial business collateral, and none in agricultural collateral.

        At June 30, 2011, the Company had designated $46.1 million of its loans as classified, net of specific valuation allowance, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. At June 30, 2011, the Company had $8.1 million in multi- family, commercial real estate, commercial business, and agricultural participation loans purchased, of which none of the amounts were classified at June 30, 2011. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

        Although the Company's management believes that the June 30, 2011, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2011 will be adequate in the future.

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

        The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$1,866	$159	$977	$503	$228
Commercial real estate	784	716	177	429	25
Commercial business	687	469	405	555	1,441
Equipment finance leases	126	862	272	27	118
Consumer	541	649	355	566	378
Agricultural	26,840	3,181	7,195	244	—

Total	30,844	6,036	9,381	2,324	2,190

Accruing loans and leases delinquent more than 90 days:
One- to four-family	113	—	—	306	470
Commercial real estate	56	201	277	24	178
Commercial business	214	167	349	71	213
Equipment finance leases	—	334	264	9	88
Consumer	6	22	8	119	1
Agricultural	5,254	1,472	1,194	252	358

Total	5,643	2,196	2,092	781	1,308

Foreclosed assets:
One- to four-family	667	212	406	76	158
Equipment finance leases	15	212	105	443	180
Commercial business	29	32	—	—	—
Consumer	2	8	92	124	170
Agricultural	—	482	482	—	—

Total(1)	713	946	1,085	643	508

Total nonperforming assets(2)	$37,200	$9,178	$12,558	$3,748	$4,006

Ratio of nonperforming assets to total assets(3)	3.12%	0.73%	1.07%	0.34%	0.40%

Ratio of nonperforming loans and leases to total loans and leases(4)	4.42%	0.94%	1.35%	0.40%	0.46%

Accruing troubled debt restructures	$2,693	$4,000	$—	$—	$—

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

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Balance at beginning of period	$9,575	$8,470	$5,933	$5,872	$5,657
Charge-offs:
One- to four-family	(52)	(126)	(140)	(3)	(12)
Commercial real estate	(69)	(17)	(112)	—	—
Commercial business	(656)	(687)	(36)	(894)	(386)
Equipment finance leases	(401)	(324)	(121)	(475)	(162)
Consumer	(1,153)	(839)	(1,080)	(853)	(701)
Agricultural	(1,885)	(16)	(80)	(20)	(31)

Total charge-offs	(4,216)	(2,009)	(1,569)	(2,245)	(1,292)

Recoveries:
One- to four-family	1	4	4	2	3
Commercial real estate	—	—	—	—	1
Commercial business	150	—	2,217	8	9
Equipment finance leases	—	7	—	34	—
Consumer	187	153	201	263	216
Agricultural	2	—	5	5	80

Total recoveries	340	164	2,427	312	309

Net recoveries (charge-offs)	(3,876)	(1,845)	858	(1,933)	(983)

Additions charged to operations	8,616	2,950	1,679	1,994	1,198
Allowance related to assets acquired (sold), net	—	—	—	—	—

Balance at end of period	$14,315	$9,575	$8,470	$5,933	$5,872

Ratio of net recoveries (charge-offs) during the period to average loans and leases outstanding during the period	(0.45)%	(0.21)%	0.10%	(0.25)%	(0.13)%

Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.73%	1.10%	0.99%	0.76%	0.77%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	39.23%	116.31%	73.83%	191.08%	167.87%

(1)
Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

        The distribution of the Company's allowance for loan and lease losses and impaired loss summary are summarized in the following tables.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance
	(Dollars in Thousands)
One- to four-family(1)	$333	2.32%	$216	2.26%	$416	4.91%	$294	4.95%	$342	5.82%
Commercial and multi-family real estate(1)	1,683	11.76	1,884	19.67	1,302	15.37	875	14.75	647	11.02
Commercial business(2)	1,464	10.23	2,569	26.83	2,698	31.86	2,174	36.64	2,795	47.60
Consumer	1,569	10.96	1,273	13.30	1,280	15.11	1,190	20.06	1,178	20.06
Agricultural	9,266	64.73	3,633	37.94	2,774	32.75	1,400	23.60	910	15.50

Total	$14,315	100.00%	$9,575	100.00%	$8,470	100.00%	$5,933	100.00%	$5,872	100.00%

(1)
Includes construction loans.

(2)
Includes equipment finance leases.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	At June 30, 2011		At June 30, 2010
	(Dollars in Thousands)
One- to four-family	$305	$28	$216	$—
Commercial real estate	1,314	272	1,614	165
Multi-family real estate	97	—	105	—
Commercial business	1,094	127	1,923	67
Equipment finance leases	244	—	579	—
Consumer	1,535	34	1,273	—
Agricultural	3,088	6,177	3,540	93

Total	$7,677	$6,638	$9,250	$325

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	At June 30, 2011			At June 30, 2010
	(Dollars in Thousands)
One- to four-family	2	$338	$28	—	$—	$—
Consumer	4	178	34	—	—	—
Commercial real estate	3	784	272	4	731	165
Commercial business	9	659	127	5	362	67
Agricultural	20	28,997	6,177	5	7,728	93

Total	38	$30,956	$6,638	14	$8,821	$325

        The allowance for loan and lease losses was $14.3 million at June 30, 2011, as compared to $9.6 million at June 30, 2010. This increase is primarily attributable to the specific valuation allowance increase of $6.3 million, of which $6.1 million was related to the agricultural loan portfolio. The general valuation allowance decreased $1.6 million due in part to the decline of gross loan balances. The ratio of the allowance for loan and lease losses to total loans and leases was 1.73% at June 30, 2011, compared to 1.10% at June 30, 2010. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition. OTS regulators reviewed the Company's methodology for determining allowance requirements on the Company's loan and lease portfolio and have made no required recommendations for changes in methodology in the allowances during the three year period ended June 30, 2011.

        Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

        Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a description of the Company's policy regarding the provision for losses on loans and leases.

Comparison of the Years Ended June 30, 2011 and June 30, 2010

        General.    The Company's net income available for common stockholders was $679,000 million or $0.10 for basic and diluted earnings per common share for the year ended June 30, 2011, a $5.1 million decrease in net income compared to $5.7 million or $1.00 for basic and diluted earnings per common share, respectively, for the prior year. Fiscal 2011 resulted in a return on average equity (i.e., net income divided by average equity) of 0.72%, compared to 6.82% in fiscal 2010. For the year ended June 30, 2011, the return on average assets (i.e., net income divided by average assets) was 0.06% compared to 0.48% in the prior year. As discussed in more detail below, the decreases were due to a variety of key factors, including increases in the provision for losses on loans and leases of $5.7 million, decreases in noninterest income of $2.1 million and increases in noninterest expense of $1.1 million. These were partially offset by a decrease in income taxes of $3.2 million.

        Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $54.4 million for the year ended June 30, 2011, as compared to $57.4 million for the prior year, a decrease of $2.9 million or 5.1%. Average yield on interest-earning assets decreased 7.4% which resulted in a decrease to overall interest and dividend income of $4.0 million. This decrease was partially offset by an increase in the average volume of total interest-earning assets of 2.5%, resulting in an increase of overall interest and dividends to increase by $1.0 million. The average yield on interest-earning assets was 4.77% for the year ended June 30, 2011, as compared to 5.15% for the prior year. The average volume of loans and leases receivable increased from $860.9 million for the year ended June 30, 2010, to $867.3 million for the year ended June 30, 2011. For the year ended June 30, 2011, the average yield on loans and leases receivable was 5.60%, a decrease of 2.9% from 5.77% in the prior year. The overall decrease in interest and dividend income was due in part to the repricing of loans and investments that generally reflected national interest rates.

        Interest Expense.    Interest expense was $17.1 million for the year ended June 30, 2011, as compared to $20.7 million for the prior year, a decrease of $3.6 million or 17.4%. $2.6 million of the decrease in interest expense was the result of a 25.8% decrease in the average rate paid on interest-bearing deposits, while a $938,000 decrease in interest expense was the result of a decrease in deposit volume. The average rate on interest-bearing deposits was 1.23% for the year ended June 30, 2011, as compared to 1.65% for the prior year. An $831,000 decrease in interest expense was the result of a 12.6% decrease in the average balance of FHLB advances and other borrowings.

        Net Interest Income.    The Company's net interest income for the year ended June 30, 2011, increased $661,000 or 1.8%, to $37.3 million as compared to the prior fiscal year. The increase in net interest income was due primarily to an increase in the volume of average loan balances compared to the decrease in the volume of average deposit balances. Average rates received decreased greater than the average rates paid, which somewhat offset the increases due to volume. The Company's net interest margin on a fully taxable equivalent basis was 3.31% for the year ended June 30, 2011, as compared to 3.34% for the prior year. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.

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

        Provision for losses on loans and leases increased $5.7 million or 192.1%, to $8.6 million for the year ended June 30, 2011, as compared to $3.0 million in the prior year. The increase in the provision was due in part to adding reserves for specific credits in the agricultural sector, which required an increase in the allowance resulting from our internal analysis and related procedural guidelines. The Company continues to support a policy of maintaining conservatism in estimating loan losses. Net charge-offs increased from $1.8 million during fiscal 2010 to $3.9 million of net charge-offs during fiscal 2011. Nonperforming assets increased $28.0 million at June 30, 2011 when compared to June 30, 2010, primarily due to various dairy credits within the agricultural sector.

        The allowance for losses on loans and leases at June 30, 2011 was $14.3 million. The allowance increased from the June 30, 2010 balance of $9.6 million primarily as a result of specific credits in the agricultural sector. The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2011, was 39.23% compared to 116.31% at June 30, 2010. The allowance for loan and lease losses to total loans and leases at June 30, 2011, was 1.73% compared to 1.10% at June 30, 2010. The Bank's management believes that the June 30, 2011, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.

        Noninterest Income.    Noninterest income was $8.9 million for the year ended June 30, 2011, as compared to $11.0 million for the year ended June 30, 2010, which represents a decrease of $2.1 million or 19.4%. For fiscal 2011, the decrease was primarily due to a net loss on sale of securities of $3.6 million compared to a net gain on sale of securities recorded in fiscal 2010 of $1.9 million. Loan servicing income also decreased by $466,000, for the twelve months ended June 30, 2011 when compared to June 30, 2010, due to increased prepayment speeds experienced within the portfolio which increased the required amount of amortization expense associated with the portfolio. Net impairment credit losses recognized in net income decreased by $2.1 million, which increased noninterest income when compared to the prior fiscal year. Other increases to noninterest income when compared to the prior fiscal year were fees on deposits and net gain on the sale of loans for $530,000 and $1.0 million, respectively. The increase in fees on deposits was largely attributed to the increases in point of sale interchange ("POS") income on debit card transactions and customer service fee charges. The net gain on sale of loans increased due to the increased number of originated loans in the residential market attributed to the low consumer rates and the subsequent sale of these loans.

        Loan servicing income decreased by $466,000 to $1.6 million for the fiscal year 2011 due primarily to changes in the portfolio's performance attributes during the period based upon the Company's quarterly analysis of portfolio prepayment experience.

        Fees on deposits increased $530,000 to $6.2 million for the year ended June 30, 2011, as compared to the year ended June 30, 2010, due largely to an increase in POS and ATM fee income of $353,000, or 16.3% and through an increase in customer deposit service fee income of $134,000, or 26.3%.

        Net impairment credit losses recognized in net income were $549,000 for the year ended June 30, 2011, as compared to $2.7 million for the year ended June 30, 2010. The Company determined that a total of $399,000 of losses due to other-than-temporary impairments for trust preferred securities were incurred of which an additional $150,000 was recognized in other comprehensive income. The net of $549,000 of credit losses were recognized as a reduction in other noninterest income for the year ended June 30, 2011, compared to $2.7 million in the prior year.

        Net loss on the sale of securities totaled $3.6 million, a decrease of $5.5 million for the year ended June 30, 2011, as compared to the prior fiscal year gains. During the fourth quarter of fiscal 2011, the Company sold $8.8 million of pooled trust preferred securities for a loss of $6.3 million. The Company sold other investment securities during the year which accounted for net gains of $2.7 million and partially offset the net loss on the sale of the pooled trust preferred securities.

        Noninterest Expense.    Noninterest expense was $37.1 million for the year ended June 30, 2011, as compared to $36.0 million for the year ended June 30, 2010, an increase of $1.1 million, or 3.1%. The increase was attributed to increases in compensation and employee benefits and professional fees of $1.1 million and $558,000, respectively, while decreases in marketing and community development and goodwill impairment of $446,000 and $585,000, respectively, partially offset the increases.

        Compensation and employee benefits were $21.8 million for the year ended June 30, 2011, an increase of $1.1 million, or 5.4% when compared to the year ended June 30, 2010. Salaries and wages increased $933,000 or 6.6% for fiscal 2011, when compared to fiscal 2010. This increase was due primarily to personnel additions due to expansion and year-over-year salary increases of existing staff. Performance-based incentive pay increased $208,000, or 19.7%, due to an increase in performance outcomes through the fiscal year 2011 as compared to the prior fiscal year. Payroll taxes, director compensation and recruiting expense increased $66,000, $72,000 and $58,000, respectively, while net healthcare costs decreased $165,000 for fiscal 2011 as compared to fiscal 2010. Payroll costs increased as a function of the higher salary and wages and incentive pay. Director compensation increased due to a base retainer increase, the addition of vice chair compensation, and additional fees paid for committee meetings. Recruiting costs increased primarily due to additional costs related to an on-going CEO search. Net healthcare costs decreased $165,000, or 7.7%, to $2.0 million due to a reduction of general overall utilization for the fiscal year 2011 compared to the prior fiscal year. On January 1, 2011, the Company modified its administration of the plan to submit the claims directly to the local hospital networks, which increased the discounts received on these claims since that time. Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term. The level of healthcare costs which the Company incurs may vary from year to year.

        Professional fees were $2.4 million for fiscal 2011, which is an increase of $558,000, or 31.0%, from fiscal 2010. This increase was due in part to loan review and legal fees.

        Marketing and community development was $1.3 million for the year ended June 30, 2011 compared to $1.7 million for the year ended June 30, 2010, a decrease of $446,000 or 26.0%. This decrease is primarily due to reduced costs related to the Bank's point of sale debit card reward program.

        There was no goodwill impairment recorded for the year ended June 30, 2011 compared to an impairment expense of $585,000 recorded for the year ended June 30, 2010. The Company performs annual testing to determine if goodwill is impaired and at June 30, 2011, it was determined that no goodwill recorded at June 30, 2011 is impaired with respect to intangible assets in the amount of $4.4 million. During fiscal 2010, the goodwill associated with the acquisition of the leasing division was determined to be impaired and accordingly, the Company wrote-off the amount of goodwill associated with this acquisition in the amount of $585,000.

        Income tax expense.    The Company's income tax expense for the year ended June 30, 2011 decreased to a benefit of $231,000 compared to an expense of $3.0 million for the prior fiscal year. The effective tax rates were (51.56)% and 33.97% for the years ended June 30, 2011 and 2010, respectively. The fiscal 2011 tax rate is a negative percentage of income before income taxes due primarily to permanent tax differences.

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

Liquidity and Capital Resources

        The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $33.5 million for the fiscal year ended June 30, 2011. For the fiscal year ended June 30, 2010, net cash used in operating activities was $5.0 million. For the fiscal year ended June 30, 2011, net cash provided by investing activities was $68.6 million. Net cash used in investing activities was $64.8 million for the fiscal year ended June 30, 2010. Net cash used in financing activities for the fiscal year ended June 30, 2011, was $67.3 million. This compares to net cash provided by financing activities in the prior fiscal year of $72.1 million.

        The Bank's primary sources of funds are net income, in-market deposits, FHLB advances and other borrowings, repayments of loan principal, agency residential mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and maturities of securities, out-of-market deposits and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan and security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.

        Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the year ended June 30, 2011, the Bank decreased its borrowings with the FHLB and other borrowings by $43.3 million.

        Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of June 30, 2011, the Bank had the following sources of additional borrowings:

  •
  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

  •
  $20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

  •
  $59.5 million of available credit from the Federal Reserve Bank; and

  •
  $142.9 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

        The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at June 30, 2011. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors. For further discussion of our advances from FHLB of Des Moines, see Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

        In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of June 30, 2011, the Bank had $15.7 million in out-of-market certificates of deposit.

        The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2011, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $34.9 million and to sell mortgage loans of $17.0 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2011, the Bank had two outstanding commitments to purchase $180,000 of investment securities available for sale and no commitments to sell investment securities available for sale.

        The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at June 30, 2011. The Company has pledged 100% of Bank stock as collateral for this line of credit.

        The Company uses its capital resources to pay dividends to its stockholders, to repurchase Company stock in the market pursuant to a Board of Directors' approved stock buyback program, to support organic growth, to make any acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.

        Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at June 30, 2011, the Bank met all current capital requirements.

        The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.44% at June 30, 2011. The minimum

OCC risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had risk-based capital of 13.28% at June 30, 2011.

        The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts or non-designated derivative contracts. At June 30, 2011, the total notional amount of interest rate swap contracts was $75.9 million with a fair value net loss of $3.8 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 9 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.

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

Off-Balance Sheet Arrangements

        None.

Effect of New Accounting Standards

        Note 1, "Summary of Significant Accounting Policies," of "Notes to Consolidated Financial Statements" of this Form 10-K discusses new accounting policies adopted by the Company during fiscal 2011. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

        On June 12, 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" (ASC Topic 860). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 860 is reportable for interim and annual reports and effective for the Company on reporting periods beginning July 1, 2010. The Company adopted this guidance effective in the first quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In April 2010, the FASB issued ASU No. 2010-18,"Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset". As a result of this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The Company adopted this update effective in the first quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In July 2010, FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" (ASC Topic 310). This guidance required significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of restructured loans will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. The Company adopted this update effective in the second quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In January 2011, FASB issued ASU 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20" (ASC Topic 310). This guidance modified the effective date of compliance with disclosure requirements related to trouble debt restructure reporting previously indicated in ASU 2010-20. The new effective date for disclosing the required troubled debt restructuring information is for interim and annual periods ending after June 15, 2011. The Company adopted this update effective in the fourth quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In April 2011, FASB issued ASU 2011-02, "A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring" (ASC Topic 310). This update was needed to provide more guidelines for the implementation of the troubled debt restructuring reporting under ASU 2010-20 and extended under ASU 2011-01 to be effective for interim and annual periods ending after June 15, 2011. This guidance helps to determine whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring under ASU 2010-20. This guidance was used in the disclosures related to ASC Topic 310.

        In May 2011, FASB issued ASU 2011-04 "Fair Value Measurement" (ASC Topic 820). This update provides a global standard for applying fair value measurement and clarifies three points in topic 820. First, only non-financial assets should be valued via a determination of their best use. Second, an instrument in shareholder's equity should be measured from the perspective of an investor or trader who owns that instrument. Third, data will need to be provided and methods disclosed for assets valued in level 3 of the fair value hierarchy. The guidance is effective for interim and annual periods beginning December 15, 2011 and early adoption is not permitted. The Company does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In June 2011, FASB issued ASU 2011-05 "Comprehensive Income" (ASC Topic 220). This updated requires the presentation of comprehensive income in financial statements. An entity has the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for interim and annual periods beginning December 15, 2011 and early adoption is permitted. The Company anticipates to adopt this update in the second quarter of fiscal 2012 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

Asset/Liability and Risk Management

        Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest- earning assets. The Company does not currently engage in trading activities to control interest rate risk although it may in the future, if necessary, to manage interest rate risk. Interest rate swaps may be entered into to modify interest rate risk. See Note 9 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K, for additional information related to interest rate contracts.

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

        One approach used to quantify interest rate risk is the Bank's net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following table sets forth, at June 30, 2011 and June 30, 2010, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or -100 basis points, measured in 100 basis point increments). Due to the low prevailing interest rate environment, -200 and -300 NPV was not estimated by the Bank at June 30, 2011 and June 30, 2010.

        Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2011
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$146,916	$12,259	9%
+200	145,011	10,354	8
+100	140,797	6,140	5
—	134,657	—	—
-100	122,645	(12,012)	(9)

June 30, 2010
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$124,944	$9,853	9%
+200	123,941	8,850	8
+100	120,976	5,885	5
—	115,091	—	—
-100	105,817	(9,274)	(8)

Contractual Obligations

        The following table sets forth information with respect to the Company's contractual obligations as of June 30, 2011. Operating lease obligations are primarily related to the lease of certain branch offices, which the Company has committed to as of June 30, 2011.

	Payments due by period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Greater Than 5 Years
	(Dollars in Thousands)
Deposits without a stated maturity	$527,829	$527,829	$—	$—	$—
Certificates of Deposit	365,328	267,902	71,890	24,240	1,296
Advances from FHLB and other borrowings	147,395	5,000	66,100	22,500	53,795
Long-Term Debt Obligations	27,837	—	—	—	27,837
Operating Lease Obligations	7,866	1,106	1,935	1,496	3,329

Total Contractual Obligations	$1,076,255	$801,837	$139,925	$48,236	$86,257

Subsequent Event

        Management has evaluated subsequent events for potential disclosure or recognition through September 9, 2011, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

        The Company's net income is largely dependent on its net interest income. Net interest income is susceptible to interest rate risk to the extent that interest-bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

        In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Asset/Liability Committee meets periodically to review the Bank's interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of objectives in the most prudent, effective manner. In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income. The Company does not currently engage in trading activities to control interest rate risk although it may in the future, if necessary, to manage interest rate risk. The Company has entered into interest rate swap contracts to convert variable-rate trust preferred debt into a fixed rate instrument to modify interest rate risk. The Bank has entered into interest rate swap contracts to convert variable-rate deposits into a fixed rate instrument. In addition, the Bank has entered into back-to-back customer interest rate swap contracts to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. See Note 9 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.

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

        Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. The Company has structured its security portfolio to shorten the repricing of its interest-earning assets. The Company's agency residential mortgage-backed securities and securities available for sale typically have either short or medium terms to maturity or adjustable interest rates. At June 30, 2011, the Company had investment securities available for sale of $8.9 million with contractual maturities of five years or less. Adjustable-rate agency residential mortgage-backed securities totaled $218.2 million at June 30, 2011. Agency residential mortgage-backed securities amortize and experience prepayments of principal. The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $127.6 million annually over the past three fiscal years. The Company also manages interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes. Management believes that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2011, the Company had $84.4 million of savings accounts, $197.6 million of money market accounts and $245.8 million of checking accounts, representing 59.10% of the Bank's total depositor account balances.

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

        Under the supervision and with the participation of the Company's management, including its Chairman, President and Chief Executive Officer and its Senior Vice President, Chief Financial Officer and Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2011.

        Pursuant to a permanent exemption granted under the Dodd-Frank Act for smaller reporting companies, the Company is not required to include an attestation report from the Company's public accounting firm with respect to management's assessment of the effectiveness of the Company's internal control over financial reporting.

/s/ CURTIS L. HAGE Curtis L. Hage Chairman, President and Chief Executive Officer	/s/ BRENT R. OLTHOFF Brent R. Olthoff Senior Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

        We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2011. HF Financial Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with attestation standards established by the American Institute of Certified Public Accountants, HF Financial Corp.'s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2011 expressed an unqualified opinion.

Sioux Falls, South Dakota
September 9, 2011

INDEPENDENT AUDITOR'S REPORT

Audit Committee
HF Financial Corp.
Sioux Falls, South Dakota

        We have audited management's assertion, included in the accompanying Management Report, that HF Financial Corp. maintained effective internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for regulatory reporting in conformity with the Thrift Financial Report, as of June 30, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. HF Financial Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on management's assertion based on our audit.

        We conducted our audit in accordance with attestation standards established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the examination to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        An entity's internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. An entity's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assertion that HF Financial Corp. maintained effective internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for regulatory reporting in conformity with the Thrift Financial Report, as of June 30, 2011 is fairly stated, in all material respects, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of HF Financial Corp. as of June 30, 2011, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended and our report dated September 9, 2011, expressed an unqualified opinion on those financial statements.

Sioux Falls, South Dakota
September 9, 2011

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

	2011	2010
ASSETS
Cash and cash equivalents	$55,617	$20,805
Securities available for sale (Note 2)	234,860	264,442
Federal Home Loan Bank stock (Note 7)	8,065	10,334
Loans held for sale (Note 3)	11,991	25,287
Loans and leases receivable, net (Note 3)	811,178	862,704
Accrued interest receivable	7,607	8,785
Office properties and equipment, net of accumulated depreciation (Note 5)	14,969	14,973
Foreclosed real estate and other properties	712	946
Cash value of life insurance	15,704	15,144
Servicing rights (Note 4)	12,952	12,733
Goodwill, net	4,366	4,366
Other assets (Note 10)	13,300	12,496

	$1,191,321	$1,253,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits (Note 6)	$893,157	$914,264
Advances from Federal Home Loan Bank and other borrowings (Note 7)	147,395	190,719
Subordinated debentures payable to trusts (Note 8)	27,837	27,837
Advances by borrowers for taxes and insurance	11,587	11,460
Accrued expenses and other liabilities (Note 14)	16,899	14,300

Total liabilities	1,096,875	1,158,580

Stockholders' equity (Notes 11, 12 and 13)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,057,727 and 9,025,792 shares issued at June 30, 2011 and 2010, respectively	91	90
Additional paid-in capital	45,116	44,496
Retained earnings, substantially restricted	81,554	84,011
Accumulated other comprehensive (loss), net of related deferred tax effect (Note 17)	(1,418)	(3,265)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at June 30, 2011 and 2010, respectively	(30,897)	(30,897)

	94,446	94,435

	$1,191,321	$1,253,015

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

	2011	2010	2009
Interest, dividend and loan fee income:
Loans and leases receivable	$48,557	$49,658	$49,460
Investment securities and interest-bearing deposits	5,854	7,696	11,228

	54,411	57,354	60,688

Interest expense:
Deposits	9,572	12,303	15,679
Advances from Federal Home Loan Bank and other borrowings	7,505	8,378	9,680

	17,077	20,681	25,359

Net interest income	37,334	36,673	35,329
Provision for losses on loans and leases	8,616	2,950	1,679

Net interest income after provision for losses on loans and leases	28,718	33,723	33,650

Noninterest income:
Fees on deposits	6,154	5,624	5,761
Loan servicing income	1,576	2,042	2,301
Gain on sale of loans, net	2,845	1,841	1,906
Earnings on cash value of life insurance	667	652	641
Trust income	666	820	676
Commission and insurance income	754	563	519
Gain (loss) on sale of securities, net	(3,602)	1,853	904
Total other-than-temporary impairment losses	(399)	(2,223)	(3,905)
Portion of loss recognized in other comprehensive income	(150)	(460)	3,500

Net impairment losses recognized in earnings	(549)	(2,683)	(405)

Other	363	302	299

	8,874	11,014	12,602

Noninterest expense:
Compensation and employee benefits	21,823	20,710	20,942
Occupancy and equipment	4,602	4,479	3,981
FDIC insurance	1,473	1,321	1,376
Check and data processing expense	2,855	2,750	2,577
Professional fees	2,356	1,798	1,800
Marketing and community investment	1,270	1,716	1,384
Foreclosed real estate and other properties, net	208	223	292
Goodwill impairment	—	585	—
Other	2,557	2,454	2,214

	37,144	36,036	34,566

Income before income taxes	448	8,701	11,686
Income tax (benefit) expense (Note 10)	(231)	2,956	3,870

Net income	679	5,745	7,816
Preferred stock dividends and accretion	—	—	1,316

Net income available to common stockholders	$679	$5,745	$6,500

Basic earnings per common share (Note 13):	$0.10	$1.00	$1.62
Diluted earnings per common share (Note 13):	0.10	1.00	1.61
Dividend declared per common share	0.45	0.45	0.45

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

	Common Stock	Common Stock Subscribed	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, June 30, 2008	$60	$95	$—	$21,905	$76,041	$(3,001)	$(30,897)	$64,203
Comprehensive income
Net income	—	—	—	—	7,816	—	—	7,816
Net changes in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	—	257	—	257
Net unrealized losses on defined benefit plan, net of deferred taxes	—	—	—	—	—	(1,067)	—	(1,067)
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(548)	—	(548)

Comprehensive income								6,458
Issuance of common stock and exercise of stock options (Note 16)	1	(95)	—	641	—	—	—	547
Common stock subscribed for but not issued	—	224	—	(224)	—	—	—	—
Cash dividends paid on common stock	—	—	—	—	(1,805)	—	—	(1,805)
Cash dividends paid on preferred stock	—	—	—	—	(667)	—	—	(667)
Issuance of 25,000 sharesof preferred stock and common warrant	—	—	—	25,000	—	—	—	25,000
Redemption of preferred stock and common warrant	—	—	—	(25,071)	(579)	—	—	(25,650)
Amortization of discount on common warrant	—	—	—	71	(71)	—	—	—
Amortization of stock-based compensation	—	—	—	589	—	—	—	589

Balance, June 30, 2009	61	224	—	22,911	80,735	(4,359)	(30,897)	68,675
Comprehensive income
Net income	—	—	—	—	5,745	—	—	5,745
Net changes in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	—	1,217	—	1,217
Net unrealized gain on defined benefit plan, net of deferred taxes	—	—	—	—	—	1,201	—	1,201
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(1,324)	—	(1,324)

Comprehensive income								6,839
Issuance of common stock and exercise of stock options (Note 16)	29	(224)	—	20,912	—	—	—	20,717
Cash dividends paid on common stock	—	—	—	—	(2,469)	—	—	(2,469)
Amortization of stock-based compensation	—	—	—	673	—	—	—	673

Balance, June 30, 2010	90	—	—	44,496	84,011	(3,265)	(30,897)	94,435
Comprehensive income
Net income	—	—	—	—	679	—	—	679
Net changes in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	—	2,302	—	2,302
Net unrealized gain on defined benefit plan, net of deferred taxes	—	—	—	—	—	132	—	132
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(587)	—	(587)

Comprehensive income								2,526
Issuance of common stock and exercise of stock options (Note 16)	1	—	—	139	—	—	—	140
Cash dividends paid on common stock	—	—	—	—	(3,136)	—	—	(3,136)
Amortization of stock-based compensation	—	—	—	481	—	—	—	481

Balance, June 30, 2011	$91	$—	$—	$45,116	$81,554	$(1,418)	$(30,897)	$94,446

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2011, 2010 AND 2009

(DOLLARS IN THOUSANDS, except share data)

	2011	2010	2009
Cash Flows From Operating Activities
Net income	$679	$5,745	$7,816
Adjustments to reconcile net income to net cash provided by operating activities
Provision for losses on loans and leases	8,616	2,950	1,679
Depreciation	1,916	1,994	1,737
Goodwill impairment	—	585	—
Amortization of discounts and premiums on securities and other	5,224	3,669	2,430
Stock based compensation	481	673	589
Deferred income taxes (credits)	(2,233)	(630)	(340)
Net change in loans held for resale	16,141	(8,565)	(4,179)
(Gain) on sale of loans, net	(2,845)	(1,841)	(1,906)
Realized (gain) loss on sale of securities, net	3,602	(1,853)	(904)
Other-than-temporary impairments recognized in non-interest income	549	2,683	405
Losses and provision-for-losses on sales of foreclosed real estate and other properties, net	52	1	44
Loss on disposal of office properties and equipment, net	—	4	—
Change in other assets and liabilities (Note 20)	1,285	(10,404)	(5,008)

Net cash provided by (used in) operating activities	33,467	(4,989)	2,363

Cash Flows From Investing Activities
Net change in loans outstanding	42,158	(23,438)	(68,271)
Securities available for sale
Sales, maturities and repayments	148,174	124,142	110,432
Purchases	(122,243)	(166,688)	(108,502)
Purchase of Federal Home Loan Bank stock	(5,774)	(6,590)	(5,565)
Redemption of Federal Home Loan Bank stock	8,043	8,732	4,334
Proceeds from sale of office properties and equipment	—	2,048	—
Purchase of office properties and equipment	(1,912)	(2,102)	(3,805)
Purchase of servicing rights from external sources	(768)	(1,402)	(930)
Proceeds from sale of foreclosed real estate and other properties	967	526	710

Net cash provided by (used in) investment activities	68,645	(64,772)	(71,597)

Cash Flows From Financing Activities
Net increase (decrease) in deposit accounts	(21,107)	76,396	53,631
Proceeds of advances from Federal Home Loan Bank and other borrowings	617,876	1,752,730	6,471,132
Payments on advances from Federal Home Loan Bank and other borrowings	(661,200)	(1,774,880)	(6,456,717)
Increase (decrease) in advances by borrowers	127	(439)	1,104
Repurchase of warrant	—	—	(650)
Repurchase of preferred stock	—	—	(25,000)
Proceeds from issuance of preferred stock	—	—	25,000
Proceeds from issuance of common stock	140	20,717	547
Cash dividends paid	(3,136)	(2,469)	(2,472)

Net cash provided by (used in) financing activities	(67,300)	72,055	66,575

Increase (decrease) in cash and cash equivalents	34,812	2,294	(2,659)
Cash and Cash Equivalents
Beginning	20,805	18,511	21,170

Ending	$55,617	$20,805	$18,511

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

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

        The Bank was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. The Bank provides full-service consumer and commercial business banking, including an array of financial products, to meet the needs of its market place. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to-four family residential, commercial business, consumer, multi-family, commercial real estate, construction and agricultural loans. The Bank's consumer loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans. The Bank also purchases agency residential mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. The Bank receives loan servicing income on loans serviced for others and commission income from credit-life insurance on consumer loans. Through its trust department, the Bank acts as trustee, personal representative, administrator, guardian, custodian, agent, advisor and manager for various accounts. The Bank, through its wholly-owned subsidiaries, offers annuities, mutual funds, life insurance and other financial products, and equipment leasing services.

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

Basis of Financial Statement Presentation and Use of Estimates

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the fiscal year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

change in the near-term related to the determination of the allowance for loan and lease losses, self-insurance, security impairment and servicing rights. Management has evaluated subsequent events for potential disclosure or recognition through September 9, 2011, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Cash and Cash Equivalents

        For purposes of reporting the statements of cash flows, the Company includes as cash equivalents all cash accounts which are not subject to withdrawal restrictions or penalties, due from banks, federal funds sold and time deposits with original maturities of 90 days or less.

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

        Securities available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but may not hold necessarily to maturity, and all equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value and unrealized gains or losses are reported as increases or decreases in other comprehensive income net of the related deferred tax effect. Sales of securities available for sale are recorded on a trade date basis.

        Premiums and discounts on securities are amortized over the contractual lives of those securities, except for agency residential mortgage-backed securities, for which prepayments are probable and predictable, which are amortized over the estimated expected repayment terms of the underlying mortgages. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Realized gains and losses on the sale of securities are determined using the specific identification method.

Securities Impairment

        Management continually monitors the investment security portfolio for impairment on a security by security basis and has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in net income, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

        The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. Currently, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.

Level 3 Fair Value Measurement

        Generally Accepted Accounting Principles ("GAAP") requires the Company to measure the fair value of financial instruments under a standard which describes three levels of inputs that areused to measure fair value. Level 3 measurement includes significant unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in valuing an asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Although management believes that it uses a best estimate of information available to determine fair value, due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

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

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans and Leases Receivable, Net

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

        For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310 effective December 31, 2010, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity's method for monitoring and assessing credit risk. Residential and Consumer loan portfolio segments include classes of one-to- four family, construction, consumer direct, consumer home equity, consumer overdraft and reserves, and consumer indirect. Commercial, Commercial Real Estate and Agriculture loan portfolio segments include the classes of commercial business, equipment finance leases, commercial real estate, multi-family real estate, construction, agricultural business, and agricultural real estate.

        Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on a straight-line basis over the commitment period.

        Impaired loans are generally carried on a nonaccrual status when there are reasonable doubts as to the collectability of principal and/or interest and/or when payment becomes 90 days past due, except loans which are well secured and in the process of collection. For all portfolio segments and classes accrued but uncollected, interest is reversed and charged against interest income when the loan is placed on nonaccrual status. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest. Interest payments received on nonaccrual and impaired loans are normally applied to principal. Once all principal has been received, additional interest payments are recognized on a cash basis as interest income.

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and insignificant payment shortfalls generally are not classified as impaired. Management

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and agricultural loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

        As part of the Company's ongoing risk management practices, management attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, the Company identifies and reports that loan as a troubled debt restructuring ("TDR"). Management considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower's current and prospective ability to comply with the modified terms of the loan. Additionally, the Company structures loan modifications with the intent of strengthening repayment prospects.

        The Company considers whether a borrower is experiencing financial difficulties, as well as whether a concession has been granted to a borrower determined to be troubled, when determining whether a modification meets the criteria of being a TDR under ASC 310-40. For such purposes, evidence which may indicate that a borrower is troubled includes, among other factors, the borrower's default on debt, the borrower's declaration of bankruptcy or preparation for the declaration of bankruptcy, the borrower's forecast that entity-specific cash flows will be insufficient to service the related debt, or the borrower's inability to obtain funds from sources other than existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor. If a borrower is determined to be troubled based on such factors or similar evidence, a concession will be deemed to have been granted if a modification of the terms of the debt occurred that management would not otherwise consider. Such concessions may include, among other modifications, a reduction of the stated interest for the remaining original life of the debt, an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, a reduction of accrued interest, or a reduction of the face amount or maturity amount of the debt.

        A modification of loan terms that management would generally not consider to be a TDR could be a temporary extension of maturity to allow a borrower to complete an asset sale whereby the proceeds of such transaction are to be paid to satisfy the outstanding debt. Additionally, a modification that extends the term of a loan, but does not involve reduction of principal or accrued interest, in which the interest rate is adjusted to reflect current market rates for similarly situated borrowers is not considered a TDR. Nevertheless, each assessment will take into account any modified terms and will be comprehensive to ensure appropriate impairment assessment.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loans that are reported as TDRs apply the identical criteria in the determination of whether the loan should be accruing or nonaccruing. Typically, the event of classifying the loan as a TDR due to a modification of terms is independent from the determination of accruing interest on a loan in accordance with accounting standards.

        For all non-homogeneous loans (including TDRs) that have been placed on nonaccrual status, our policy for returning nonaccruing loans to accrual status requires the following criteria: six months of continued performance, timely payments, positive cash flow and an acceptable loan to value ratio. For homogeneous loans (including TDRs), typical in our residential and consumer portfolio, the policy requires six months of consecutive timely loan payments for returning nonaccrual loans to accruing status.

        The allowance for loan and lease losses is maintained at a level that management determines is sufficient to absorb estimated probable incurred losses in the loan portfolio through a provision for loan losses charged to net income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Management charges off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an estimate of the fair value of the underlying collateral and/or an assessment of the financial condition and repayment capacity of the borrower. The allowances for loan and lease losses are comprised of both specific valuation allowances and general valuation allowances that are determined in accordance with authoritative accounting guidance. Additions are made to the allowance through periodic provisions charged to current operations and recovery of principal on loans previously charged off.

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

        Specific valuation allowances are established based on the Company's analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and as required establishes a specific valuation allowance for that amount. The Company applies this classification as necessary to loans individually evaluated for impairment in the loan portfolio segments of commercial, commercial real estate and agricultural loans. Smaller balance homogenous loans are evaluated for impairment on a collective rather than an individual basis. The Company generally measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows is less than the recorded investment in the loan.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company also follows a process to assign general valuation allowances to loan portfolio segment categories. General valuation allowances are established by applying the Company's loan loss provisioning methodology, and reflect the estimated probable incurred losses in loans outstanding. The loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use in order to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the loan portfolio segments. The Company's historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to, the following:

  •
  Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;

  •
  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

  •
  Changes in the nature and volume of the portfolio and in the terms of loans;

  •
  Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

  •
  Changes in the quality of the Company's loan review system;

  •
  Changes in the value of the underlying collateral for collateral-dependent loans;

  •
  The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

  •
  Changes in the experience, ability, and depth of lending management and other relevant staff; and

  •
  The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.

        By considering the factors discussed above, the Company determines quantified risk factors that are applied to each non-impaired loan or loan type in the loan portfolio to determine the general valuation allowances.

        The time periods considered for historical loss experience are the most recent five years, three years and twelve month periods. The Company also evaluates the sufficiency of the overall allocations used for the loan loss allowances by considering the loss experience in the most recent twelve month period.

        The process of establishing the loan loss allowances may also involve:

  •
  Periodic inspections of the loan collateral;

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy, commodity prices and/or the real estate market are discussed;

  •
  Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

        In order to determine their overall adequacy, each loan portfolio segment respective loan loss allowance is reviewed quarterly by management and by the Audit Committee of the Company's Board of Directors, as applicable.

        Future adjustments to the allowance for loan and lease losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.

Revenue Recognition

        The Company derives a portion of its revenues from fee-based services. Noninterest income from transaction-based fees is generally recognized when the transactions are completed. Noninterest income from service-based fees is generally recognized over the period in which the service was provided.

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

Loan Servicing

        The cost allocated to servicing rights purchased or retained has been recognized as a separate asset, is initially measured at fair value, and is being amortized in proportion to and over the period of estimated net servicing income. Servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans. The Bank stratifies its capitalized servicing rights based on loan type. The Company performs quarterly testing to determine if loan servicing rights purchased and retained servicing rights are impaired. As of June 30, 2011, and 2010, there was no impairment to loan servicing rights purchased and retained servicing rights.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Servicing rights acquired for cash from other financial institutions are classified as an investing activity within the cash flow statement. Originated mortgage loans for sale where servicing rights are retained is included within the operating activity section of the cash flow statement as a non-cash activity adjustment.

Trust Services and Investment Management

        Trust services and investment management fees include investment management, personal trust, employee benefits, and custodial trust services.

Commission and Insurance Income

        Commission and insurance revenues are derived from the sales of financial and insurance products, including acting as an independent agent to provide life, long-term care, and disability insurance.

Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Goodwill

        Goodwill is the difference between the purchase price and the amounts assigned to the net assets acquired and accounted for under the purchase method of accounting. The Company performs annual testing to determine if goodwill is impaired. In fiscal 2011, testing did not result in recording of an impaired amount. In fiscal 2010, it was determined that the goodwill associated with the acquisition of the leasing division was impaired, and the Company wrote-off the amount of goodwill associated with this acquisition of $585. As of June 30, 2011, there is no impairment with respect to intangible assets for the remaining amount of $4,366.

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

JUNE 30, 2011 AND 2010

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

Marketing and Community Development

        Marketing and community development costs are generally expensed as incurred and are included as noninterest expenses on the consolidated statements of income. Advertising costs, which are included within this total, were $1,008 $1,023 and $1,118 for the periods ended June 30, 2011, 2010 and 2009, respectively. Prepaid advertising costs at June 30, 2011 and 2010 totaled $35 and $38, respectively.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (EPS)

        Basic EPS represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period, inclusive of non-vested share-based payment awards. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. The non-vested shares of common stock issued to employees and directors are included in the outstanding shares of common stock in calculating basic and diluted EPS.

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

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

operating decisions, allocating resources, and monitoring performance, which is primarily based on products.

	Banking	Other	Total
2011
Net interest income	$39,117	$(1,783)	$37,334
Provision for losses on loans and leases	(8,616)	—	(8,616)
Noninterest income	8,377	497	8,874
Intersegment noninterest income	(286)	26	(260)
Noninterest expense	(35,269)	(1,875)	(37,144)
Intersegment noninterest expense	—	260	260

Income (loss) before income taxes	$3,323	$(2,875)	$448

Total assets	$1,181,285	$10,036	$1,191,321

2010
Net interest income	$38,540	$(1,867)	$36,673
Provision for losses on loans and leases	(2,950)	—	(2,950)
Noninterest income	9,694	1,320	11,014
Intersegment noninterest income	(148)	(101)	(249)
Noninterest expense	(34,461)	(1,575)	(36,036)
Intersegment noninterest expense	—	249	249

Income (loss) before income taxes	$10,675	$(1,974)	$8,701

Total assets	$1,238,075	$14,940	$1,253,015

2009
Net interest income	$37,085	$(1,756)	$35,329
Provision for losses on loans and leases	(1,679)	—	(1,679)
Noninterest income	12,260	342	12,602
Intersegment noninterest income	(95)	(148)	(243)
Noninterest expense	(33,086)	(1,480)	(34,566)
Intersegment noninterest expense	—	243	243

Income (loss) before income taxes	$14,485	$(2,799)	$11,686

Total assets	$1,172,911	$3,885	$1,176,796

Stock-based compensation

        The Company uses the Black-Scholes option-pricing model and the modified prospective method in which compensation cost is recognized for all awards granted as well as for the unvested portion of awards outstanding. See Note 16 for more information on stock option and incentive plans.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Self-insurance

        The Company has a self-insured health plan for its employees, subject to certain limits. The Bank is named the plan administrator for this plan and has retained the services of an independent third party administrator to process claims and handle other duties for this plan. The third party administrator does not assume liability for benefits payable under this plan. To mitigate a portion of the risks involved with a self-insured health plan, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $65 per individual occurrence.

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

        The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual. Net healthcare costs are inclusive of health claims expenses and administration fees offset by stop loss and employee reimbursement. The following table is a summary of net healthcare costs by quarter during fiscal years 2011, 2010 and 2009.

	2011	2010	2009
Quarter ended September 30	$587	$748	$358
Quarter ended December 31	483	311	945
Quarter ended March 31	451	486	704
Quarter ended June 30	461	602	555

Net healthcare costs	$1,982	$2,147	$2,562

Interest Rate Contracts and Hedging Activities

        The Company uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. To qualify for and maintain hedge accounting, the Company must meet formal documentation and effectiveness evaluation requirements both at the hedge's inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Company no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported net income could be significant, as discussed below.

        Derivative instruments are recorded on the Consolidated Statements of Financial Condition as Other assets or Accrued expenses or other liabilities measured at fair value through adjustments to

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

either accumulated other comprehensive income within stockholders' equity or within net income. Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies.

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

        When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current period net income.

        Interest rate swaps utilized by the Company are typically accounted for as cash flow hedges, including hedging the interest rate risk in the cash flows of long-term, variable-rate instruments, including subordinated debentures. The Company also has utilized interest rate swaps to hedge the interest rate risk in the cash flows of variable-rate deposits, accounted for as a cash flow hedge. The cumulative change in fair value of the hedging derivatives, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposures, are deferred and reported as a component of other comprehensive income ("OCI"). The differential to be paid or received on cash flow swap agreements is accrued as interest rates change and is recognized in interest expense.

        The Company also enters into interest rate swaps with loan customers to provide a facility to mitigate the fluctuations in the variable rate on the respective loans. These swaps are matched in exact offsetting terms to interest rate swaps that the Company enters into with an outside third party. The interest rate swaps are reported at fair value in other assets or accrued expenses and other liabilities. The Company's interest rate swaps qualify as derivatives, but are not designated as hedging instruments.

        Further discussion of the Company's financial derivatives is set forth in Note 9 of the Consolidated Financial Statements.

Recent Accounting Pronouncements

        On June 12, 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" (ASC Topic 860). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for sale accounting. ASC Topic 860 is reportable for interim and annual reports and effective for the Company on reporting periods beginning July 1, 2010. The Company adopted this guidance effective in the first quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In April 2010, the FASB issued ASU No. 2010-18,"Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset". As a result of this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The Company adopted this update effective in the first quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In July 2010, FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" (ASC Topic 310). This guidance required significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of restructured loans will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. The Company adopted this update effective in the second quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In January 2011, FASB issued ASU 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20" (ASC Topic 310). This guidance modified the effective date of compliance with disclosure requirements related to trouble debt restructure reporting previously indicated in ASU 2010-20. The new effective date for disclosing the required troubled debt restructuring information is for interim and annual periods ending after June 15, 2011. The Company adopted this update effective in the fourth quarter of fiscal 2011 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In April 2011, FASB issued ASU 2011-02, "A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring" (ASC Topic 310). This update was needed to provide more guidelines for the implementation of the troubled debt restructuring reporting under ASU 2010-20 and extended under ASU 2011-01 to be effective for interim and annual periods ending after June 15, 2011. This guidance helps to determine whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring under ASU 2010-20. This guidance was used in the disclosures related to ASC Topic 310.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2011, FASB issued ASU 2011-04 "Fair Value Measurement" (ASC Topic 820). This update provides a global standard for applying fair value measurement and clarifies three points in topic 820. First, only non-financial assets should be valued via a determination of their best use. Second, an instrument in shareholder's equity should be measured from the perspective of an investor or trader who owns that instrument. Third, data will need to be provided and methods disclosed for assets valued in level 3 of the fair value hierarchy. The guidance is effective for interim and annual periods beginning December 15, 2011 and early adoption is not permitted. The Company does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        In June 2011, FASB issued ASU 2011-05 "Comprehensive Income" (ASC Topic 220). This updated requires the presentation of comprehensive income in financial statements. An entity has the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for interim and annual periods beginning December 15, 2011 and early adoption is permitted. The Company anticipates to adopt this update in the second quarter of fiscal 2012 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

        During fiscal 2011, FASB issued several ASUs: ASU No. 2010-20 through ASU No. 2011-07. Except for those ASU's mentioned above, the remaining ASUs issued entail technical corrections or clarifications to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

Reclassification

        Certain balances from June 30, 2010 have been reclassified in the Notes to Consolidated Financial Statements to conform to the fiscal 2011 presentation.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES

        The amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are as follows:

	June 30, 2011
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$3,015	$—	$3,015	$11	$(1)	$3,025
Municipal bonds	10,851	—	10,851	320	(7)	11,164

	13,866	—	13,866	331	(8)	14,189

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	—	7
Other investments	253	—	253	—	—	253

	268	(8)	260	—	—	260

Agency residential mortgage-backed securities	217,979	—	217,979	2,650	(218)	220,411

	$232,113	$(8)	$232,105	$2,981	$(226)	$234,860

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

	June 30, 2010
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$4,551	$—	$4,551	$25	$—	$4,576
Municipal bonds	13,820	—	13,820	435	(31)	14,224
Trust preferred securities	12,337	(3,080)	9,257	—	(5,355)	3,902

	30,708	(3,080)	27,628	460	(5,386)	22,702

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	(1)	6
Other investments	253	—	253	—	—	253

	268	(8)	260	—	(1)	259

Agency residential mortgage-backed securities	237,513	—	237,513	4,322	(354)	241,481

	$268,489	$(3,088)	$265,401	$4,782	$(5,741)	$264,442

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

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

        The following tables present the age of gross unrealized losses and fair value by investment category.

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
U.S. government agencies	$1,996	$(1)	$—	$—	$1,996	$(1)
Municipal bonds	862	(2)	255	(5)	1,117	(7)

	2,858	(3)	255	(5)	3,113	(8)

Agency residential mortgage-backed securities	47,725	(216)	159	(2)	47,884	(218)

	$50,583	$(219)	$414	$(7)	$50,997	$(226)

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
Municipal bonds	$863	$(2)	$1,768	$(29)	$2,631	$(31)
Trust preferred securities	—	—	3,902	(5,355)	3,902	(5,355)

	863	(2)	5,670	(5,384)	6,533	(5,386)

Federal Ag Mortgage	9	(1)	—	—	9	(1)

Agency residential mortgage-backed securities	67,361	(347)	374	(7)	67,735	(354)

	$68,233	$(350)	$6,044	$(5,391)	$74,277	$(5,741)

        The unrealized losses reported for U.S. government agencies relate to two securities issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Bank ("FHLB"). The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of June 30, 2011, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

        The unrealized losses reported for municipal bonds relate to six municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of June 30, 2011, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

        The unrealized losses reported for agency residential mortgage-backed securities relate to 23 securities issued by FNMA, the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of June 30, 2011, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

        During the fourth quarter of fiscal 2011, the Company sold the six pooled trust preferred securities which were attributed to the unrealized losses recorded at June 30, 2010. Rating downgrades regarding those investments had occurred placing each in a below investment grade rating in 2009. The securities had an amortized cost of $6,931 rated Ca and $1,271 rated C at March 31, 2011. The market for these securities remained inactive. The Company performed assessments of available information for each security during fiscal year 2011, and also considered factors such as overall deal structure and its position within the structure, quality of underlying issuers within each pool, defaults and recoveries, loss severities and prepayments. Based upon scenarios developed in regard to this information, management compared the present value of best estimates of cash flows expected to be collected from each security at the security's effective interest rate to the amortized cost basis of each security. Management utilized the security's original discount margin at the time of purchase based upon the purchase price. The discount margin was then added to the appropriate 3-Month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments. For the fixed rate security, management utilized the security's effective interest rate. The difference between the present value of cash flows and the amortized cost basis was recorded as credit loss impairment and recognized in net income in the amount of $549 in fiscal year 2011. The amortized cost basis was reduced by the amount of credit loss. In May 2011, the Company received an unsolicited bid from a third party for all six pooled trust preferred securities. Management carefully examined the bid prices provided for the securities, and through further market research noticed recent additional transactional activity for these classes of securities demonstrating some strengthening in market prices, although remaining a relatively inactive market historically. Management was not required by any regulatory body to sell the securities. The Company subsequently sought additional bids from the marketplace in June 2011, which improved upon the initial unsolicited bid prices, and completed the sale transactions prior to quarter end. The sales produced an after-tax charge of $3,905 to net income. Because the Company had previously established valuation adjustments of $3,347 for these securities on the balance sheet, the impact of the sale transactions to comprehensive income was minimal.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

        The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to net income:

Year Ended June 30, 2011
Beginning balance of credit losses on securities held as of July 1, 2010 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$3,088
Credit losses for which an other-than-temporary impairment was not previously recognized	—
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	549
Sale of securities which previously had recorded a credit loss for other-than-temporary impairment	(3,629)

Ending balance of credit losses on securities held as of June 30, 2011 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8

(1)
Includes $8 of other-than-temporary impairment related to Fannie Mae common stock

        The amortized cost and fair value of debt securities as of June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$1,780	$1,788
Due after one year through five years	6,919	7,063
Due after five years through ten years	3,968	4,129
Due after ten years	1,199	1,209

	13,866	14,189
Agency residential mortgage-backed securities	217,979	220,411

	$231,845	$234,600

        Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

        Proceeds from the sale of securities available for sale in fiscal 2011 were $84,276 and resulted in gross gains and gross losses of $2,698 and $6,300, respectively. Proceeds from the sale of securities available for sale in fiscal 2010 were $60,961 and resulted in gross gains and gross losses of $1,969 and

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

$116, respectively. Proceeds from the sale of securities available for sale in fiscal 2009 were $57,246 and resulted in gross gains and gross losses of $952 and $48, respectively.

        At June 30, 2011, and 2010, securities with a fair value of $229,025 and $245,341, respectively, were pledged as collateral for public deposits, borrowing and other purposes.

NOTE 3—LOANS AND LEASES RECEIVABLE

        Loans and leases receivable by classes within portfolio segments at June 30, 2011, and 2010, consist of the following:

	2011	2010
Residential:
One-to four-family	$58,122	72,853
Construction	4,199	4,112
Commercial:
Commercial business	104,900	104,576
Equipment finance leases	6,233	10,549
Commercial real estate:
Commercial real estate	225,749	227,874
Multi-family real estate	49,682	50,538
Construction	20,996	28,631
Agricultural:
Agricultural business	139,169	154,860
Agricultural real estate	112,911	118,956
Consumer:
Consumer direct	20,120	22,201
Consumer home equity	94,037	97,031
Consumer overdraft & reserve	3,426	3,596
Consumer indirect	2,123	8,127

Total	$841,667	$903,904
Add (less)
Undisbursed portion of loans in process	(15,600)	(30,973)
Deferred loan fees and unamortized discounts and premiums, net	(574)	(652)
Allowance for loan and lease losses	(14,315)	(9,575)

	$811,178	$862,704

        Loans held for sale totaling $11,991 at June 30, 2011, consist of $11,083 of one-to-four family fixed-rate loans and $908 of student loans. Loans held for sale totaling $25,287 at June 30, 2010, consist of $20,394 of one-to-four family fixed-rate loans and $4,893 of student loans.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

        On June 30, 2011, $92,229 of commercial and agricultural operating loans were pledged to secure potential discount window borrowings from the Federal Reserve Bank. Additionally, $511,874 of one-to- four family, commercial and agricultural real estate loans were pledged to secure potential borrowings from the Federal Home Loan Bank. See Note 7 of "Advances from Federal Home Loan Bank and Other Borrowings," for information on the advance equivalents related to the loans pledged.

        Activity in the allowance for loan losses included in continuing operations is summarized as follows for the fiscal years ended June 30:

	2011	2010	2009
Balance, beginning	$9,575	$8,470	$5,933
Provision charged to income	8,616	2,950	1,679
Charge-offs	(4,216)	(2,009)	(1,569)
Recoveries	340	164	2,427

Balance, ending	$14,315	$9,575	$8,470

        The following tables summarize the activity in the allowance for credit losses by portfolio segment and the related statement balances at or for the fiscal year ended June 30, 2011:

	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for Credit Losses:
Balance at beginning of period	$216	$2,558	$1,885	$3,633	$1,283	$9,575
Charge-offs	(53)	(1,057)	(69)	(1,885)	(1,152)	(4,216)
Recoveries	1	150	—	2	187	340
Provisions	169	(187)	(133)	7,516	1,251	8,616

Balance at end of period	$333	$1,464	$1,683	$9,266	$1,569	$14,315

Individually evaluated for impairment	$28	$127	$272	$6,177	$34	$6,638
Collectively evaluated for impairment	305	1,337	1,411	3,089	1,535	7,677

Balance at end of period	$333	$1,464	$1,683	$9,266	$1,569	$14,315

Financing Receivables:
Ending Balance:	$62,321	$111,133	$296,427	$252,080	$119,706	$841,667

Individually evaluated for impairment	$338	$659	$784	$28,997	$178	$30,956
Collectively evaluated for impairment	61,983	110,474	295,643	223,083	119,528	810,711

Balance at end of period	$62,321	$111,133	$296,427	$252,080	$119,706	$841,667

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

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

        Pass—Loans classified as pass represent loans that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the pay capacity, the current net worth, and the value of the loan collateral of the obligor.

        Special Watch—Loans classified as special watch possess potential weaknesses that require management attention, but do not yet warrant adverse classification. While the status of a loan put on this list may not technically trigger their classification as Substandard or Doubtful, it is considered a proactive way to identify potential issues and address them before the situation deteriorates further and does result in a loss for the Company.

        Substandard—Loans classified as substandard are inadequately protected by the current net worth, paying capacity of the obligor, or by the collateral pledged. Substandard loans must have a well-defined weakness or weaknesses that jeopardize the repayment of the debt as originally contracted. They are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected.

        Doubtful—Loans classified as doubtful have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that fall into this class are deemed collateral dependent and an individual impairment analysis is performed on all relationships. Loans in this category are allocated a specific reserve if the estimated discounted cash flows from the loan (or collateral value less cost to sell for collateral dependent loans) does not support the outstanding loan balance or charged off if deemed uncollectible.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

        The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments at June 30, 2011:

Credit risk profile by internally assigned grade—Commercial, Equipment Finance Leases, Commercial Real Estate and Agricultural

	Pass	Special Watch	Substandard	Doubtful
Commercial business	$94,475	$1,344	$8,422	$659
Equipment finance leases	5,928	134	111	60
Commercial real estate	217,069	4,437	3,459	784
Multi-family real estate	48,650	—	1,032	—
Construction	20,996	—	—	—
Agricultural business	102,356	20,435	3,673	12,705
Agricultural real estate	76,622	18,638	3,915	13,736

	$566,096	$44,988	$20,612	$27,944

Credit risk profile based on payment activity—Residential and Consumer

	Performing	Nonperforming
One-to four- family	$56,143	$1,979
Construction	4,199	—
Consumer direct	20,066	54
Consumer home equity	93,586	451
Consumer OD & reserves	3,426	—
Consumer indirect	2,081	42

	$179,501	$2,526

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

        The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances at June 30, 2011:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Total Financing Receivables	Recorded Investment > 90 Days and Accruing	Nonaccrual Balance
Residential:
One-to four-family	$6	$137	$1,949	$2,092	$58,122	$113	$1,866
Construction	—	—	—	—	4,199	—	—
Commercial:
Commercial business	875	—	736	1,611	104,900	214	687
Equipment finance leases	14	—	126	140	6,233	—	126
Commercial real estate:
Commercial real estate	1,696	154	801	2,651	225,749	56	784
Multi-family real estate	—	—	—	—	49,682	—	—
Construction	—	—	—	—	20,996	—	—
Agricultural:
Agricultural business	246	806	8,012	9,064	139,169	3,855	12,839
Agricultural real estate	1,326	902	4,339	6,567	112,911	1,399	14,001
Consumer:
Consumer direct	32	3	54	89	20,120	—	54
Consumer home equity	429	10	450	889	94,037	—	451
Consumer OD & reserve	8	1	—	9	3,426	—	—
Consumer indirect	25	2	37	64	2,123	6	36

Total	$4,657	$2,015	$16,504	$23,176	$841,667	$5,643	$30,844

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

        At June 30, 2011, the Bank has identified $30,956 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.

        The following table summarizes impaired loans by class of loans and the specific valuation allowance and interest income related to each at or for the fiscal year ended June 30, 2011:

	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial business	$440	$540	$—	$540	$2
Commercial real estate	145	145	—	145	—
Consumer direct	55	54	—	54	—
Agricultural business	397	816	—	816	1
Agricultural real estate	1,130	1,130	—	1,268	—

	2,167	2,685	—	2,823	3

With an allowance recorded:
One-to four-family	338	338	28	338	4
Commercial business	219	439	127	439	—
Commercial real estate	639	639	272	634	—
Consumer direct	123	123	34	123	2
Agricultural business	14,478	14,478	4,967	14,505	34
Agricultural real estate	12,992	12,992	1,210	13,039	12

	28,789	29,009	6,638	29,078	52

Total:
One-to four-family	338	338	28	338	4
Commercial business	659	979	127	979	2
Commercial real estate	784	784	272	779	—
Consumer direct	178	177	34	177	2
Agricultural business	14,875	15,294	4,967	15,321	35
Agricultural real estate	14,122	14,122	1,210	14,307	12

	$30,956	$31,694	$6,638	$31,901	$55

(1)
Represents the borrower's loan obligation, gross of any previously charged-off amounts.

        No additional funds are committed to be advanced in connection with impaired loans.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

        Modifications of terms for our loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve reduction of the interest rate or renewing at an interest rate below current market rates, extension of the term of the loan and/or forgiveness of principal, regardless of the period of the modification. Generally, we will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at June 30, 2011, had interest rate modifications from 6 months to 2 years before reverting back to the original interest rate or had extended repayment terms with increased interest rates. All of the loans were modified due to financial stress of the borrower.

        The following is a summary of our performing troubled debt restructurings which are in-compliance with their modified terms at June 30, 2011:

	Number of Contracts	Pre-Modification Recorded Balance(1)	June 30, 2011 Recorded Balance(1)
Troubled Debt Restructuring
One-to four-family	2	$41	$41
Consumer direct	3	366	358
Agricultural(2)	9	15,423	13,151

	14	$15,830	$13,550

(1)
This is the amount of outstanding balance recorded less any specific valuation designated for the restructured loan.

(2)
Includes six contracts, which are in compliance with their restructure terms, that are not accruing interest and have a recorded investment balance of $10,856 at June 30, 2011.

        Excluded from above, the Company currently has one commercial business loan with a recorded balance of $75 at June 30, 2011, which is not in compliance with its restructured terms and is in nonaccrual status. It was in nonaccrual status at the time of the original restructuring. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.

        The Company has granted loans to directors, executive officers or related interests in the normal course of business. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. The aggregate amount of loans to such related parties was approximately $2,417 and $2,877 at June 30, 2011, and 2010, respectively.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 4—LOAN SERVICING

        Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

	2011	2010	2009
Balance, beginning	$12,733	$11,768	$11,189
Additions	2,219	2,477	1,920
Amortization	(2,000)	(1,512)	(1,341)

Balance, ending	$12,952	$12,733	$11,768

Servicing fees received	$3,576	$3,554	$3,641
Balance of loans serviced at:
Beginning of period	1,138,793	1,046,600	994,065
End of period	1,199,059	1,138,793	1,046,600

        Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were approximately $10,498 and $10,388, at June 30, 2011, and 2010, respectively.

        The fair values of these rights were $15,396 and $17,022, at June 30, 2011, and 2010, respectively. The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 9% at June 30, 2011, and 2010, respectively. Prepayment speeds calculated at June 30, 2011 and June 30, 2010 were 10.3% and 8.0%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter. Prepayment speeds are analyzed and adjusted each quarter.

        No valuation allowances were provided for servicing rights capitalized during the fiscal years ended June 30, 2011, and 2010.

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

	2011	2010
Land	$3,066	$2,345
Buildings and improvements	18,839	18,588
Leasehold improvements	2,864	2,750
Furniture, fixtures, equipment and automobile	19,942	19,140

	44,711	42,823
Less accumulated depreciation and amortization	(29,742)	(27,850)

	$14,969	$14,973

        The Company leases office equipment, which require minimum rentals totaling $17 through May 2013. The Company incurred rent expense of $1,140, $973 and $858, for fiscal years 2011, 2010 and 2009, respectively. In addition, the Company has leased property under various operating lease

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT (Continued)

agreements, which expire at various times. The total rental commitments at June 30, 2011, under the leases are as follows:

2012	$1,106
2013	1,007
2014	928
2015	849
2016	647
Thereafter	3,329

$7,866

NOTE 6—DEPOSITS

        Deposits at June 30, 2011, and 2010 consist of the following:

	2011	2010
Noninterest bearing checking accounts	$132,389	$117,139
Interest bearing accounts	113,367	100,231
Money market accounts	197,624	189,821
Savings accounts	84,449	83,136
In-market certificates of deposit	349,606	401,033
Out-of-market certificates of deposit	15,722	22,904

	$893,157	$914,264

        Scheduled maturities of certificates of deposit are as follows:

	Amount	Weighted Average Rate
Maturing in fiscal year:
2012	$267,902	1.65%
2013	49,138	1.91%
2014	22,752	2.31%
2015	15,298	2.76%
2016	8,942	2.30%
Thereafter	1,296	2.72%

	$365,328	1.79%

        As a result of the Dodd-Frank Act, all deposit accounts are permanently insured up to $250 by the Deposit Insurance Fund (DIF) under management of the Federal Deposit Insurance Corporation (FDIC). Prior to enactment of the legislation in 2010, only IRA deposit accounts were permanently insured up to $250 and the coverage of $250 for all other deposit accounts was temporary until December 2013. The aggregate amount of jumbo certificates of deposit with a minimum denomination

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 6—DEPOSITS (Continued)

of $100 was approximately $185,318 and $212,270 at June 30, 2011, and 2010, respectively. Deposits at June 30, 2011, and 2010 include $96,531 and $89,408, respectively, of deposits from one local governmental entity, the majority of which are savings accounts.

        The Company has deposits from directors, executive officers or related interests in the normal course of business. These deposits are substantially at the same terms and rates for comparable transactions with other unrelated customers. The aggregate amount of deposits from such related parties was approximately $952 and $624 at June 30, 2011, and 2010.

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

        Advances from the Federal Home Loan Bank of Des Moines (FHLB) and other borrowings at June 30, 2011, and 2010, are summarized as follows:

	2011	2010
Overnight federal funds purchased	$—	$21,405
Fixed-rate advances (with rates ranging from 2.00% to 4.21%)	147,100	169,100
Other borrowings(1)(2)	295	214

	$147,395	$190,719

(1)
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4,000 with no funds advanced at June 30, 2011. The Company has pledged 100% of bank stock as collateral for this line of credit.

(2)
The Bank is a participating lender in the South Dakota Housing Development Authority program for flood victims in the north-eastern part of the state of South Dakota, as of May 2007. The money is provided to the Bank at a zero percent interest rate to be used in making loans to such flood victims. This is a revolving line of credit, in which the participating lender may borrow, prepay and re-borrow for a term of 10 years. The outstanding balances at June 30, 2011, and 2010 were $295 and $214, respectively.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (Continued)

        Aggregate maturities of advances from FHLB and other borrowings, computed based upon contractual maturity date, are as follows:

	Amount	Weighted Average Rate
Maturing in fiscal year:
2012	$5,000	3.37%
2013	29,300	2.92%
2014	36,800	3.09%
2015	19,500	3.47%
2016	3,000	2.04%
Thereafter	53,795	3.45%

	$147,395	3.23%

        Prepayment of convertible, or callable, advances results in a prepayment fee as negotiated between the Bank and the FHLB. Convertible advances without a strike rate are subject to be called at the FHLB's discretion. Convertible advances tied to LIBOR strike rates may only be called if the three-month LIBOR rate is equal to or greater than the indicated strike rate.

        Advances with the FHLB are secured by stock in the FHLB, which is comprised of membership stock and activity-based stock. The membership stock requirement is based on a percentage of total assets as of the preceding December 31. At June 30, 2011, and 2010, the Bank held $1,469 and $1,407, respectively, in membership stock. The activity-based stock requirement is based on 4.45% of advances outstanding. At June 30, 2011, and 2010, the Bank held $6,596 and $8,927, respectively, in activity-based stock.

        In addition, advances with the FHLB are secured by one-to-four family first mortgage loans, multi-family first mortgage loans and investment securities. In order to provide additional borrowing collateral, commercial real estate first mortgage loans, agricultural real estate first mortgage loans, home equity line of credit loans and home equity second mortgage loans have also been pledged with the FHLB. At June 30, 2011, the Bank had total collateral with the FHLB of $289,992 of which $142,892 was available for additional borrowing. At June 30, 2010, the Bank had total collateral with the FHLB of $239,671 of which $49,166 was available for additional borrowing.

        Advances with the Federal Reserve Bank are secured by commercial business loans. At June 30, 2011, the Bank had total collateral with the Federal Reserve Bank of $59,465 of which $59,465 was available for borrowing.

        The Bank currently has a $15,000 unsecured line of federal funds with First Tennessee Bank, NA, which did not have an outstanding balance at June 30, 2011 and 2010. The line was advanced upon during the past 12 months for contingent funding testing purposes.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (Continued)

        The Bank currently has a $20,000 unsecured line of federal funds with Zions Bank, which did not have an outstanding balance at June 30, 2011 and 2010. The line was advanced upon during the past 12 months for contingent funding testing purposes.

        The Company has a line of credit for $4,000 with United Bankers' Bank for liquidity needs, which was renewed and amended on October 1, 2010 to reduce the line of credit from $6,000 to $4,000. At June 30, 2011, there are no outstanding advances under this Loan Agreement and the note has a maturity of October 1, 2011. In connection with entering into the Loan Agreement, the Company also entered into a Commercial Pledge Agreement with the Lender, granting the Lender a first security interest in 100% of the stock of the Bank. The Loan Agreement contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at June 30, 2011.

NOTE 8—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

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

NOTE 9—INTEREST RATE CONTRACTS

        Interest rate swap contracts are entered into primarily as an asset/liability management strategy of the Company to modify interest rate risk. The primary risk associated with all swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract. The Company is exposed to losses if the counterparty fails to make its payments under a contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy its obligations under the remaining agreements. These contracts are typically designated as cash flow hedges.

        During the first quarter of fiscal 2008, the Company entered into an interest rate swap agreement with a $5,000 notional amount to convert the variable-rate Trust Preferred VI security into a fixed-rate instrument for a term of five years at a fixed rate of 6.69%. The fair value of the derivative was an unrealized loss of $352 and $514 at June 30, 2011, and 2010, respectively. During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement, which will replace the existing swap agreement upon its expiration. The $5,000 notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.95%, effective October 1, 2012. The fair value of the derivative was an unrealized loss of $325 and $234 at June 30, 2011, and 2010, respectively.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 9—INTEREST RATE CONTRACTS (Continued)

        During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement effective for the third quarter of fiscal 2011 with a $7,000 notional amount to convert the variable-rate Trust Preferred IV security into a fixed-rate instrument for a term of three years at a fixed rate of 5.93%. The fair value of the derivative was an unrealized loss of $385 and $381 at June 30, 2011, and 2010, respectively.

        During the first quarter of fiscal 2009, the Company entered into an interest rate swap agreement with a $3,000 notional amount to convert a portion of the variable-rate Trust Preferred III security into a fixed-rate instrument for a term of three years at a fixed rate of 6.70%. The Company also entered into an interest rate swap agreement with a $2,000 notional amount to convert the remaining portion of variable-rate Trust Preferred III security into a fixed-rate instrument for a term of four years at a fixed rate of 6.91%. The fair value of the $3,000 notional derivative was an unrealized loss of $47 and $121 at June 30, 2011, and 2010, respectively. The fair value of the $2,000 notional derivative was an unrealized loss of $96 and $131 at June 30, 2011, and 2010, respectively. During the fourth quarter of fiscal 2010, the Company entered into two forward-starting interest rate swap agreements, which will replace the existing swap agreements upon their expiration. The $3,000 notional amount fixed-rate instrument has a term of four years at a fixed rate of 6.58%, effective October 7, 2011. The $2,000 notional amount fixed-rate instrument has a term of two years at a fixed rate of 6.58%, effective October 9, 2012. The fair values of the $3,000 and $2,000 notional amount derivatives were unrealized losses of $172 and $58, respectively, at June 30, 2011, and unrealized losses of $82 and $23, respectively, at June 30, 2010.

        During the second quarter of fiscal 2010, the Company entered into a forward-starting interest rate swap agreement with a $10,000 notional amount to convert the variable-rate Trust Preferred V security into a fixed-rate instrument. The $10,000 notional amount fixed-rate instrument has a term of five years at a fixed rate of 5.68%, effective December 1, 2011. The fair value of the derivative was an unrealized loss of $757 and $471 at June 30, 2011 and 2010, respectively.

        During the fourth quarter of fiscal 2010, the Bank entered into five forward-starting interest rate swap agreements with notional amounts totaling $35,000 to convert the variable-rate attributes of deposits into fixed-rate instruments. The $3,000 notional amount fixed-rate instrument has a term of four years at a fixed rate of 2.20%, and became effective November 18, 2010. The $7,000 notional amount fixed-rate instrument has a term of 30 months at a fixed rate of 2.09%, and became effective March 7, 2011. The $10,000 notional amount fixed-rate instrument has a term of 42 months at a fixed rate of 2.44%, and became effective May 10, 2011. The $10,000 notional amount fixed-rate instrument has a term of three years at a fixed rate of 2.56%, and became effective April 21, 2011. The $5,000 notional amount fixed-rate instrument has a term of three years at a fixed rate of 2.30%, and became effective January 21, 2011. The fair values of the $3,000, $7,000, $10,000, $10,000 and $5,000 notional amount derivatives were unrealized losses of $128, $260, $510, $533 and $223, respectively, at June 30, 2011, and $84, $163, $271, $329 and $153, respectively, at June 30, 2010.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 9—INTEREST RATE CONTRACTS (Continued)

        During the fourth quarter of fiscal 2011, the Bank entered into borrower interest rate swap agreements with a notional amount of $1,934 to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk. The swap positions are offset to minimize the potential impact on the Company's financial statements. The fair value of the derivatives were an unrealized gain of $31 reported in other assets and an unrealized loss of $31 reported as accrued expenses and other liabilities at June 30, 2011. The derivatives had no impact on the consolidated statements of income for the year ended June 30, 2011. Any amounts due to the Company will be expected to be collected from the borrower. Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.

        No gain or loss was recognized in net income for the fiscal years 2011 and 2010 related to interest rate swaps. No deferred net losses on interest rate swaps in other comprehensive loss as of June 30, 2011, are expected to be reclassified into net income during the next twelve months. See Note 17 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.

        The Company posted $2,444 in cash and $2,352 in securities under collateral arrangements as of June 30, 2011, to satisfy collateral requirements associated with our interest rate swap contracts.

        The following table summarizes the derivative financial instruments utilized as of June 30, 2011:

			Estimated Fair Value
		Notional Amount
	Balance Sheet Location		Gain	Loss
Cash flow hedge	Other assets	$37,000	$—	$(2,192)
Non-designated derivatives	Other assets	1,934	31	—
Cash flow hedge	Accrued expenses and other liabilities	35,000	—	(1,654)
Non-designated derivatives	Accrued expenses and other liabilities	1,934	—	(31)

		$75,868	$31	$(3,877)

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 9—INTEREST RATE CONTRACTS (Continued)

        The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of June 30, 2011:

				Weighted Average Rate
	Notional Value	Average Maturity (years)	Fair Value (Loss)
				Receive	Pay
Liability conversion swaps	$72,000	3.0	$(3,846)	3.94%	3.68%
Back-to-back customer interest rate swaps	3,868	4.9	—	4.11	4.11

	$75,868		$(3,846)

NOTE 10—INCOME TAX MATTERS

        The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The Bank is allowed bad debt deductions based on actual charge-offs.

        The consolidated provision for income taxes from continuing operations consists of the following for the years ended June 30:

	2011	2010	2009
Current
Federal	$1,757	$2,984	$3,560
State	245	602	650
Deferred expense	(2,233)	(630)	(340)

	$(231)	$2,956	$3,870

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 10—INCOME TAX MATTERS (Continued)

        Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in tax expense are as follows:

	2011	2010	2009
Computed "expected" tax expense	$157	$3,045	$4,090
Increase (decrease) in income taxes resulting from Tax exempt income	(345)	(408)	(439)
State taxes, net of federal benefit	391	470	482
Increase in cash surrender value of life insurance	(196)	(193)	(190)
Stock options	—	—	(13)
Benefit of income taxed at lower rates	17	(69)	(92)
Change in valuation allowance	—	—	(1)
Other, net	(255)	111	33

	$(231)	$2,956	$3,870

        The components of the net deferred tax asset as of June 30, 2011, and 2010 are as follows:

	2011	2010
Deferred tax assets
Allowance for loan and lease losses	$5,254	$3,439
Cash flow hedges	1,374	1,005
Accrued expenses	686	437
Net unrealized loss on securities available for sale	—	364
Pension cost	360	441
Other	446	544

	8,120	6,230
Less valuation allowance	—	—

	8,120	6,230

Deferred tax liabilities
Net unrealized gain on securities available for sale	1,047	—
Defined benefit pension plan	572	645
Property and equipment	356	506
Mortgage servicing rights	838	817
Other assets	254	357
Other	151	113

	3,218	2,438

	$4,902	$3,792

        Retained earnings at June 30, 2011, and 2010, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 10—INCOME TAX MATTERS (Continued)

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

        The Company had no unrecognized tax benefits as of June 30, 2011 and 2010. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2011 and 2010, and had no accrued interest and penalties on the balance sheet as of June 30, 2011 and 2010. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of June 30, 2011, and 2010, that the Bank meets all capital adequacy requirements to which it is subject.

        As of June 30, 2011, the Bank met the regulatory criteria for being considered a "well capitalized" institution. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have unfavorably changed the Bank's category.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 11—REGULATORY CAPITAL (Continued)

        The following table summarizes the Bank's compliance with its regulatory capital requirements at June 30, 2011, and 2010:

	Actual		Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2011
Tier I (core) capital (to adjusted total assets)	$111,575	9.44%	$47,282	4.00%	$59,102	5.00%
Total risk-based capital (to risk-weighted assets)	119,193	13.28%	71,791	8.00%	89,739	10.00%
Tangible capital (to tangible assets)	111,575	9.44%	17,731	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	111,575	12.43%	N/A	N/A	53,844	6.00%
As of June 30, 2010
Tier I (core) capital (to adjusted total assets)	$108,428	8.69%	$49,907	4.00%	$62,384	5.00%
Total risk-based capital (to risk-weighted assets)	117,406	11.68%	80,402	8.00%	100,503	10.00%
Tangible capital (to tangible assets)	108,428	8.69%	18,715	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	108,428	10.79%	N/A	N/A	60,302	6.00%

NOTE 12—STOCKHOLDERS' EQUITY

        The Company previously had in effect a publicly announced stock buy-back program in which up to 10% of the common stock of the Company outstanding on a stated date could be acquired within a year. In conjunction with the Company's participation in the U.S. Treasury Department's Capital Purchase Program in November 2008, the Company's Board of Directors terminated the stock buy-back program. Pursuant to a series of stock buy-back programs initiated by the Company since 1996, the Company has purchased an aggregate of 2.08 million shares of common stock through June 30, 2011.

        The Company has authorized 50,000 shares of Preferred Stock, designated as "Series A Junior Participating Preferred Stock" with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance.

        Federal regulations govern the permissibility of capital distributions by a federal savings association. Pursuant to the Dodd-Frank Act, savings associations that are part of a savings and loan holding company structure must now file a notice of a declaration of a dividend with the Federal Reserve. In the case of cash dividends, OCC regulations require that federal savings associations that are subsidiaries of a stock savings and loan holding company must file an informational copy of that notice with the OCC at the same time it is filed with the Federal Reserve. OCC regulations further set forth the circumstances under which a federal savings association is required to submit an application or notice before it may make a capital distribution.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 12—STOCKHOLDERS' EQUITY (Continued)

        A federal savings association proposing to make a capital distribution is required to submit an application to the OCC if: (1) the association does not qualify for expedited treatment pursuant to criteria set forth in OCC regulations; (2) the total amount of all of the association's capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years; (3) the association would not be at least adequately capitalized following the distribution; or (4) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OCC or the Company's and Bank's former regulator, the OTS, or violate a condition imposed on the association in an application or notice approved by the OCC or the OTS.

        A federal savings association proposing to make a capital distribution is required to submit a prior notice to the OCC if: (1) the association would not be well capitalized following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of the association's common or preferred stock or retire any part of debt instruments such as notes or debentures included in the association's capital (other than regular payments required under a debt instrument); or (3) the association is a subsidiary of a savings and loan holding company and is not required to file a notice regarding the proposed distribution with the Federal Reserve, in which case only an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

        Each of the Federal Reserve and OCC have primary reviewing responsibility for the applications or notices required to be submitted to them by savings associations relating to a proposed distribution. The Federal Reserve may disapprove of a notice, and the OCC may disapprove of a notice or deny an application, if:

  •
  the savings association would be undercapitalized following the distribution;

  •
  the proposed distribution raises safety and soundness concerns; or

  •
  the proposed distribution violates a prohibition contained in any statute, regulation, enforcement action or agreement between the savings association (or its holding company, in the case of the Federal Reserve) and the entity's primary federal regulator, or a condition imposed on the savings association (or its holding company, in the case of the Federal Reserve) in an application or notice approved by the entity's primary federal regulator.

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

        On July 21, 2011, the Board of Directors declared a $0.1125 per share dividend payable on August 12, 2011, to shareholders of record as of August 5, 2011. This cash dividend has not been reflected in the consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 13—EARNINGS PER SHARE

        A reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended June 30, 2011, 2010, and 2009, follow:

	2011	2010	2009
Net income	$679	$5,745	$7,816
Preferred stock dividends and accretion	—	—	1,316

Net income available to common shareholders	$679	$5,745	$6,500

Basic EPS:
Weighted average number of common shares outstanding	6,967,538	5,768,095	4,006,820
Earnings per common share	$0.10	$1.00	$1.62
Diluted EPS:
Weighted average number of common shares outstanding	6,967,538	5,768,095	4,006,820
Common share equivalents—stock options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	2,099	4,699	20,683

Weighted average number of common shares and common share equivalents	6,969,637	5,772,794	4,027,503

Earnings per common share	$0.10	$1.00	$1.61

        Options and SARs outstanding of approximately 258,000 shares of common stock at a weighted average share price of $14.12 during the fiscal year ended June 30, 2011, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Options and SARs outstanding of approximately 280,100 shares of common stock at a weighted average share price of $14.11 during the fiscal year ended June 30, 2010, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Options outstanding of approximately 170,000 shares of common stock at a weighted average share price of $15.23 during the fiscal year ended June 30, 2009, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

One hundred percent vesting occurs after three years with a retirement age of the later of age 65 or three years of participation.

        Information relative to the components of net periodic benefit cost measured as of June 30, 2011, and June 30, 2010, for the Company's defined benefit plan is presented below.

	2011	2010
Changes in benefit obligations
Benefit obligations, beginning	$7,271	$7,836
Service cost	588	567
Interest cost	615	574
Benefits paid	(391)	(307)
Assumption changes	(32)	(905)
Actuarial (gain) loss	862	(494)

Benefit obligations, ending	$8,913	$7,271

Changes in plan assets
Fair value of plan assets, beginning	$8,221	$7,191
Actual return (loss) on plan assets	1,598	911
Company contributions	455	425
Benefits paid	(391)	(306)

Fair value of plan assets, ending	$9,883	$8,221

Funded status at end of year(1)	$970	$950

Amounts recognized in accumulated other comprehensive loss consists of net loss	$947	$1,160

Accumulated benefit obligation	$8,039	$6,206

(1)
Amount included in other assets on the Consolidated Statements of Financial Condition.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        The components of net periodic benefit cost for the fiscal years ended June 30 consist of the following:

	2011	2010	2009
Net periodic benefit cost
Service cost	$588	$567	$474
Interest cost	615	574	480
Expected return on plan assets	(650)	(555)	(532)
Amortization of net loss	94	182	62

Net periodic benefit cost	647	768	484
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) / loss	(213)	(1,937)	1,783
Amortization of net loss	—	—	(62)

Total recognized in other comprehensive loss	(213)	(1,937)	1,721

Total recognized in net periodic benefit cost and other comprehensive loss	$434	$(1,169)	$2,205

        The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.

        The weighted-average assumptions used to determine benefit obligations at June 30 are as follows:

	2011	2010
Discount rate—pre-retirement	7.50%	7.50%
Discount rate—post-retirement	4.65%	4.62%
Rate of compensation increase	4.00%	4.00%

        The weighted-average assumptions used to determine net periodic benefit cost for fiscal years ended June 30 are as follows:

	2011	2010	2009
Discount rate—pre-retirement	7.50%	7.50%	7.50%
Discount rate—post-retirement	4.65%	4.62%	3.59%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%

        The overall expected long-term rate of return on assets is based on economic forecasts and projected asset allocation.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        The Company's pension plan weighted-average asset allocations by asset category are as follows:

	2011
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$5,899	$1,262	59.7%	55.0%	(1)
Fixed	2,781	212	28.1%	30.0%	(2)
Other	830	31	8.4%	10.0%	(3)
Cash and cash equivalents	373	—	3.8%	5.0%	(2)

Total pension plan assets	$9,883	$1,505	100.0%	100.0%

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

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        The fair value of the Company's pension plan assets at June 30 by asset category are as follows:

	2011
Asset Category	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Cash	$373	$—	$—	$373
Equity securities
Domestic large-cap fund	3,480	—	—	3,480
Domestic small/mid-cap fund	861	—	—	861
International large-cap fund	950	—	—	950
Emerging markets fund	608	—	—	608
Fixed income securities
Emerging markets fund	113	—	—	113
Corporate bonds fund	1,969	—	—	1,969
Mortgage-backed securities fund	699	—	—	699
Other types of investments
Alternative assets fund	830	—	—	830

Total assets	$9,883	$—	$—	$9,883

	2010
Asset Category	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Cash	$363	$—	$—	$363
Equity securities
Domestic large-cap fund	2,555	—	—	2,555
Domestic small/mid-cap fund	628	—	—	628
International large-cap fund	896	—	—	896
Emerging markets fund	321	—	—	321
Fixed income securities
Corporate bonds fund	2,094	—	—	2,094
Mortgage-backed securities fund	776	—	—	776
Other types of investments
Alternative assets fund	587	—	—	587

Total assets	$8,220	$—	$—	$8,220

        The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

        Cash—The carrying amounts reported in the plan assets for cash approximate their fair values.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

        Securities—Fair values for investment securities are based on quoted market prices

        The objective of the pension plan investment policy for equities is to pursue a growth strategy that results in capital appreciation. The objective of the pension plan investment policy for fixed rate instruments and cash equivalents is to ensure safety of principal and interest.

        The Company expects to contribute $470 to its pension plan in fiscal 2012. The minimum required contribution is $0.

        Estimated Future Benefit Payments: The following benefit payments which reflect expected future service, as appropriate, are expected to be paid during the years ended June 30:

2012	$230
2013	234
2014	275
2015	304
2016	327
Years 2017 - 2021	2,301

NOTE 15—RETIREMENT SAVINGS PLAN

        The Company has a retirement savings plan covering all employees of the Company who have attained age 21 and completed one expected year of service during which they worked at least 1,000 hours. The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to IRS Code Section 401(k) and regulations issued there under. The plan allows voluntary contributions by eligible employees, and also allows discretionary contributions by the Company as determined annually by the Board of Directors. The total compensation cost charged to expense related to the plan was $371, $311 and $282 for 2011, 2010 and 2009, respectively.

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

        The Company has a long-term incentive plan, which provides for the grant of nonvested stock awards and for stock appreciation rights ("SARs") settled in stock under the 2002 Option Plan if the Company achieves certain performance levels. For fiscal 2009, the Company met a performance level in the plan and issued 16,232 shares of nonvested stock and 115,747 SARs under the 2002 Option Plan during fiscal 2010. The nonvested shares and SARs vest 25% in each of the first through fourth anniversaries of the date of grant. The issuance value of the nonvested shares was $203 for fiscal 2010

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

and is being amortized over the vesting period of four years with the unamortized balance included in additional paid in capital in the consolidated statements of financial condition. No nonvested shares were issued in fiscal 2011. During fiscal years 2011, 2010 and 2009, $153, $331 and $336, respectively, were recorded as amortization expense. The issuance value of the fiscal 2010 SARs was $203 and is being amortized over the vesting period of four years. No SARs were issued in fiscal 2011. During fiscal years 2011, 2010 and 2009, $104, $77 and $38, respectively, were recorded as amortization expense.

        In connection with the failure to meet the performance level of the long-term incentive plan, no shares of nonvested stock or SARs will be issued in fiscal 2012 as compensation for service during fiscal 2011 under the plan.

        During fiscal 2004, the Company created a pool of 12,100 nonvested shares for grants under the 2002 Option Plan (2002 Pool). The key provisions of the 2002 Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination. During fiscal years 2011, 2010 and 2009, 6,847, 2,204 and 2,507 nonvested shares, respectively, were awarded under the Pool. The issuance value of these nonvested shares was $68, $28 and $37, respectively, and is being amortized over their vesting periods with the unamortized balance included in additional paid in capital in the consolidated balance sheet. During fiscal years 2011, 2010 and 2009, $39, $40 and $38, respectively, were recorded as amortization expense. The nonvested shares of common stock issued to employees are included in the outstanding shares of common stock which is used in calculating earnings per share.

        In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock are made to outside directors of the Company. Each outside director is entitled to all voting, dividend and distribution rights during the vesting period. During fiscal years 2011, 2010 and 2009, shares of nonvested stock awarded were 18,777, 19,626 and 14,511, respectively. The nonvested shares vest on the first anniversary of the date of grant. During fiscal years 2011, 2010 and 2009, amortization expenses recorded was $186, $141 and $177, respectively. The nonvested shares of common stock issued to outside directors are included in the outstanding shares of common stock which is used in calculating earnings per share.

        The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option pricing model. There were no issuances in fiscal 2011, but the following assumptions were used for grants in fiscal years 2010 and 2009:

	2010	2009
Expected volatility	22.00%	19.00%
Expected dividend yield	3.61%	3.06%
Risk-free interest rate	2.35%	2.87%
Expected term (in years)	5	5

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

        Stock option activity for the fiscal year ended June 30, 2011, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	133,240	$13.15
Granted	—	—
Forfeited	(5,747)	14.38
Exercised	(13,855)	10.05

Ending Balance	113,638	$13.46	2.39	$33

Vested and exercisable at June 30	113,638	$13.46	2.39	$33

        Stock appreciation rights activity for the fiscal year ended June 30, 2011, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	198,136	$13.70
Granted	—	—
Forfeited	(18,185)	13.78
Exercised	—	—

Ending Balance	179,951	$13.69	7.50	$—

Vested and exercisable at June 30	78,242	$14.47	6.98	$—

        The Company applied a forfeiture rate of 14.0% when calculating the amount of options and stock appreciation rights expected to vest at June 30, 2011. This rate is based upon historical activity and will be revised if necessary in subsequent periods if actual forfeitures differ from these estimates. The weighted-average grant date fair value of stock appreciation rights granted during the fiscal years 2010 and 2009 was $1.75 and $2.06. The total intrinsic value of options exercised during the fiscal years 2011, 2010 and 2009, was $5, $18 and $188, respectively. During fiscal years 2011, 2010 and 2009, $104, $77 and $38, respectively, were recorded as amortization expense. As of June 30, 2011, there was $122 of total unrecognized compensation cost related to nonvested SARs awards. The cost is expected to be recognized over a weighted-average period of 23 months for SARs awards. Cash received from the exercise of options and SARs for the fiscal years 2011, 2010 and 2009, was $139, $7 and $526, respectively. The tax benefit realized for the tax deductions from cashless option exercises totaled $0, $6 and $1 for the fiscal years 2011, 2010 and 2009, respectively. The company generally uses treasury shares to satisfy stock option exercises.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

        Nonvested share activity for the fiscal years ended June 30 follows:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	69,475	$13.68	90,708	$15.81	121,746	$16.57
Granted	25,624	10.72	38,062	10.80	23,602	13.33
Vested	(49,745)	13.85	(55,909)	15.31	(53,089)	16.42
Forfeited	(7,544)	12.14	(3,386)	11.30	(1,551)	16.70

Nonvested Balance, ending	37,810	$11.77	69,475	$13.68	90,708	$15.81

        Pretax compensation expense recognized for nonvested shares for the fiscal years 2011, 2010 and 2009, was $192, $455 and $373, respectively. The tax benefit for the fiscal years 2011, 2010 and 2009 was $73, $173 and $142, respectively. As of June 30, 2011, there was $162 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 25 months. The total fair value of shares vested during the fiscal years 2011, 2010 and 2009 was $529, $675 and $698, respectively.

        In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock are made to outside directors of the Company. Each outside director is entitled to all voting, dividend and distribution rights during the vesting period. Pretax compensation expense recognized for nonvested shares for the fiscal years 2011, 2010 and 2009, was $186, $141 and $172, respectively. The tax benefit for the fiscal years 2011, 2010 and 2009 was $71, $54 and $65, respectively. As of June 30, 2011, there was $101 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 6 months. The total fair value of shares vested during the fiscal years 2011, 2010 and 2009 was $160, $181 and $174, respectively.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss as of June 30, are as follows:

	2011	2010	2009
Net income	$679	$5,745	$7,816

Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized losses for which a portion of an other-than-temporary impairment has been recognized in earnings	2,487	(2,222)	(3,905)
Change in unrealized gains (losses) on other securities	(2,925)	3,356	4,819
Reclassification adjustment:
Net impairment credit loss recognized in earnings	549	2,682	405
Security (gains) losses recognized in earnings	3,602	(1,853)	(904)
Income tax (expense)	(1,411)	(746)	(158)

Other comprehensive income on securities available for sale	2,302	1,217	257

Defined benefit plan:
Net unrealized gain (loss)	213	1,937	(1,721)
Income tax (expense) benefit	(81)	(736)	654

Other comprehensive income (loss) on defined benefit plan	132	1,201	(1,067)

Cash flow hedging activities-interest rate swap contracts:
Net unrealized (losses)	(889)	(2,005)	(831)
Income tax benefit	302	681	283

Other comprehensive (loss) on cash flow hedging activities-interest rate swap contracts	(587)	(1,324)	(548)

Total other comprehensive income (loss)	1,847	1,094	(1,358)

Comprehensive income	$2,526	$6,839	$6,458

        Cumulative other comprehensive gain (loss) balances were:

	2011	2010	2009
Unrealized gain (loss) on securities available for sale net of related tax effect of $(1,047), $364 and $1,110	$1,708	$(594)	$(1,811)
Unrealized loss on defined benefit plan net of related tax effect of $360 $441 and $1,177	(587)	(719)	(1,920)
Unrealized loss on cash flow hedging activities net of related tax effect of $1,307, $1,005 and $324	(2,539)	(1,952)	(628)

	$(1,418)	$(3,265)	$(4,359)

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

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

JUNE 30, 2011 AND 2010

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

        Estimated fair values of the Company's financial instruments are as follows at June 30:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$55,617	$55,617	$20,805	$20,805
Securities	234,860	234,860	264,442	264,442
Federal Home Loan Bank stock	8,065	8,065	10,334	10,334
Loans and leases	823,169	825,905	887,991	893,282
Accrued interest receivable	7,607	7,607	8,785	8,785
Mortgage servicing rights	12,952	15,396	12,733	17,022
Interest rate swap contracts	(2,161)	(2,161)	(1,957)	(1,957)
Financial liabilities
Deposits	893,157	896,388	914,264	921,410
Interest rate swap contracts on deposits	1,685	1,685	1,000	1,000
Borrowed funds	147,395	154,521	190,719	199,323
Subordinated debentures payable to trusts	27,837	28,933	27,837	16,344
Accrued interest payable and advances by borrowers for taxes and insurance	14,820	14,820	15,205	15,205

Fair Value Measurement

        The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

        Fair value accounting guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value a reasonable point within the range that is most representative of fair value under current market conditions.

        The Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

        The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at June 30, 2011:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$3,025	$—	$3,025
Municipal bonds	—	11,164	—	11,164
Equity securities:
Federal Ag Mortgage	7	—	—	7
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	220,411	—	220,411

Securities available for sale	7	234,853	—	234,860
Interest rate swaps	—	(2,161)	—	(2,161)

Total assets	7	232,692	—	232,699

Interest rate swaps on deposits	—	1,685	—	1,685

Total liabilities	$—	$1,685	$—	$1,685

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

        Interest Rate Swaps: The fair values of interest rate swaps relate to cash flow hedges of trust preferred debt securities issued by the Company, cash flow hedges of variable-rate deposits, and for specific borrower interest rate swap contracts classified as non-designated derivatives. The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves, and include the value associated with counterparty credit risk.

        The following table reconciles the beginning and ending balances of the assets or liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs for the fiscal years ended June 30:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

	Securities Available for Sale
	2011	2010
Beginning balance	$3,902	$6,051
Total realized/unrealized gains (losses)
Included in earnings	(549)	(2,683)
Included in other comprehensive loss	(44)	470
Purchases, issuances, (paydowns) and (sales)	(3,309)	64

Ending balance	$—	$3,902

        The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2011:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$—	$11,991	$—
Impaired loans	—	6,689	17,629
Mortgage servicing rights	—	—	12,952
Foreclosed assets	—	—	81

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

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

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

        Foreclosed assets include those assets which have subsequent market adjustments after the original possession as a foreclosed asset. The estimated fair value is based on what the local markets are currently offering for assets with similar characteristics, which the Company classifies as a Level 3 nonrecurring fair value measurement. Typically, foreclosed assets under this category have had market adjustments due to the deterioration in values that are not reflected in the most recent appraisal or valuation.

NOTE 19—COMMITMENTS, CONTINGENCIES AND CREDIT RISK

        The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset. Unused lines of credit amounted to $133,231 and $138,797 at June 30, 2011, and 2010, respectively. Unused letters of credit amounted to $453 and $3,347 at June 30, 2011, and 2010, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.

        The Bank had outstanding commitments to originate or purchase loans of $34,865 and to sell loans of approximately $17,008 at June 30, 2011. The portion of commitments to originate or purchase fixed rate loans totaled $16,976 with a range in interest rates of 3.25% to 6.50%. At June 30, 2011, the Bank

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 19—COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)

had two outstanding commitments to purchase $180 investment securities available for sale and no commitments to sell investment securities available for sale. No losses are expected to be sustained in the fulfillment of any of these commitments.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position.

NOTE 20—CASH FLOW INFORMATION

        Changes in other assets and liabilities for the years ended June 30, consist of:

	2011	2010	2009
(Increase) decrease in accrued interest receivable	$1,178	$(1,187)	$(58)
Earnings on cash value of life insurance	(560)	(550)	(544)
Increase (decrease) in net deferred loan fees and other assets	(278)	(4,319)	(4,086)
Increase (decrease) in accrued expenses and other liabilities	945	(4,348)	(320)

	$1,285	$(10,404)	$(5,008)

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$17,589	$22,458	$25,846
Cash payments for income and franchise taxes	1,940	3,318	4,273
Supplemental Disclosure of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$(785)	$139	$442

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 21—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)

        The Company's condensed balance sheets as of June 30, 2011, and 2010, and related condensed statements of income and cash flows for each of the years in the three-year period ended June 30, 2011, are as follows:

Condensed Statements of Financial Condition

	2011	2010
Assets
Cash primarily with the Bank	$6,904	$11,854
Investments in subsidiaries	115,690	110,572
Investment securities	250	250
Other	(128)	7

	$122,716	$122,683

Liabilities
Other borrowings	$27,837	$27,837
Other liabilities	433	411
Stockholders' equity	94,446	94,435

	$122,716	$122,683

Condensed Statements of Income

	2011	2010	2009
Dividends from subsidiaries	$—	$2,500	$2,350
Interest and other income	40	46	96
Expenses	(3,186)	(2,958)	(2,799)
Income tax benefit	1,009	948	1,109
Equity in undistributed income of subsidiaries	2,816	5,209	7,060

Net income	$679	$5,745	$7,816

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 21—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY) (Continued)

Condensed Cash Flows

	2011	2010	2009
Cash Flows From Operating Activities
Net income	$679	$5,745	$7,816
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	10	10	10
Equity in (earnings) of subsidiaries	(2,816)	(7,709)	(9,410)
Cash dividends received from subsidiaries	—	2,500	2,350
(Decrease) in liabilities	(59)	(94)	(12)
Other, net	232	329	351

Net cash provided by (used in) operating activities	(1,954)	781	1,105

Cash Flows From Investing Activities
Capital contribution to the Bank	—	(3,000)	(6,000)

Net cash used in investment activities	—	(3,000)	(6,000)

Cash Flows From Financing Activities
Cash dividends paid	(3,136)	(2,469)	(2,472)
Repurchase of preferred stock	—	—	(25,000)
Repurchase of warrant	—	—	(650)
Proceeds from issuance of preferred stock and warrant	—	—	25,000
Proceeds from issuance of common stock	140	20,717	547
Proceeds from other borrowings	—	—	5,500
Payments on other borrowings	—	(5,500)	—

Net cash provided by (used in) financing activities	(2,996)	12,748	2,925

Increase (decrease) in cash	(4,950)	10,529	(1,970)
Cash at beginning of period	11,854	1,325	3,295

Cash at end of period	$6,904	$11,854	$1,325

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011 AND 2010

(DOLLARS IN THOUSANDS, except share data)

NOTE 22—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2011
Total interest income	$14,191	$14,011	$13,177	$13,032
Net interest income	9,625	9,641	9,046	9,022
Provision for losses on loans and leases	3,367	1,268	1,949	2,032
Net income	490	1,743	459	(2,013)
Net income available for common shareholders	490	1,743	459	(2,013)
Basic earnings per share	$0.07	$0.25	$0.07	$(0.29)
Diluted earnings per share	0.07	0.25	0.07	(0.29)
Fiscal Year 2010
Total interest income	$14,633	$14,347	$14,120	$14,254
Net interest income	8,751	8,858	9,353	9,711
Provision for losses on loans and leases	343	424	981	1,202
Net income	855	1,961	1,791	1,138
Net income available for common shareholders	855	1,961	1,791	1,138
Basic earnings per share	$0.21	$0.37	$0.26	$0.16
Diluted earnings per share	0.21	0.37	0.26	0.16

NOTE 23—SUBSEQUENT EVENTS

        Management has evaluated subsequent events for potential disclosure or recognition through the date that the financial statements were available to be issued. There are no subsequent events that occurred that require additional disclosure.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2011, an evaluation was performed by the Company's management, including the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's Chairman, President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.

Management's Report on Internal Control over Financial Reporting

        Management's report on internal control over financial reporting is included in Part II, Item 8 "Financial Statements and Supplementary Data," and is furnished herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

        Information regarding Directors of the Company is incorporated by reference from the discussion under the heading "Information with Respect to Nominees and Continuing Directors" in the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after June 30, 2011 (the "2011 Proxy Statement").

Executive Officers

        Information regarding Executive Officers of the Company is contained in Part I, Item 1 "Business" of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference herein.

Compliance with Section 16(a) of the Exchange Act

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2011 Proxy Statement.

Code of Ethics

        Information regarding the Company's Code of Conduct and Ethics is incorporated by reference from the discussion under the heading "Code of Conduct and Ethics" in the Company's 2011 Proxy Statement.

Director Nominations

        Information regarding material changes, if any, to the procedures by which the Company's stockholders may recommend nominees to the Company's Board of Directors is incorporated by reference from the discussion under the heading "Director Nominations" in the Company's 2011 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

        Information regarding the Company's Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the heading "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2011 Proxy Statement.

Item 11.    Executive Compensation

        Information regarding executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the headings "Compensation Discussion and Analysis," "Personnel Compensation and Benefits Committee Report," "Executive Compensation," "Director Compensation" and "Personnel, Compensation And Benefits Committee Interlocks and Insider Participation" in the Company's 2011 Proxy Statement.

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

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2011 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

        Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the headings "Transactions with Related Persons" and "Policy on Review, Approval or Ratification of Transactions with Related Persons" in the Company's 2011 Proxy Statement.

        Information concerning director independence is incorporated by reference from the discussion under the headings "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2011 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        Information concerning the fees for professional services rendered by the Company's registered public accounting firm and the pre-approval policies and procedures of the Company's Audit Committee is incorporated by reference from the discussion under the heading "Proposal No. II—Ratification of Independent Registered Public Accounting Firm" in the Company's 2011 Proxy Statement.

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

HF FINANCIAL CORP.
Date: September 9, 2011	By:	/s/ CURTIS L. HAGE Curtis L. Hage, Chairman, President and Chief Executive Officer (Duly Authorized Representative)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Curtis L. Hage and Brent R. Olthoff, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ CURTIS L. HAGE Curtis L. Hage	Chairman, President and Chief Executive Officer (Principal Executive and Operating Officer)	September 9, 2011
/s/ BRENT R. OLTHOFF Brent R. Olthoff	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 9, 2011
/s/ CHARLES T. DAY Charles T. Day	Director	September 9, 2011
/s/ CHRISTINE E. HAMILTON Christine E. Hamilton	Director	September 9, 2011
/s/ ROBERT L. HANSON Robert L. Hanson	Director	September 9, 2011

Name	Title	Date

/s/ DAVID J. HORAZDOVSKY David J. Horazdovsky	Director	September 9, 2011
/s/ THOMAS L. VAN WYHE Thomas L. Van Wyhe	Director	September 9, 2011
/s/ MICHAEL M. VEKICH Michael M. Vekich	Director	September 9, 2011

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 from the Company's Current Report on Form 8-K dated August 11, 2009, and filed with the SEC on August 17, 2009, file no. 033-44383).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 from the Company's Current Report on Form 8-K dated August 23, 2011, and filed with the SEC on August 29, 2011, file no. 033-44383).

4.1	Form of Common Stock Certificate, par value $0.01 per share (incorporated herein by reference to Exhibit 4.1 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, file no. 033-443831).

4.2	Warrant to Purchase Common Stock, dated November 21, 2008 (incorporated herein by reference to Exhibit 4.1 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).

10.1	Guarantee Agreement dated July 11, 2002, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 033-44383).

10.2	Indenture dated July 11, 2002, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 033-44383).

10.3	Guarantee Agreement dated December 19, 2002, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).

10.4	Indenture dated December 19, 2002, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).

10.5	Guarantee Agreement dated September 25, 2003, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).

10.6	Indenture dated September 25, 2003, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).

10.7	Guarantee Agreement dated December 7, 2006, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).

10.8	Indenture dated December 7, 2006, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).

10.9	Letter Agreement dated June 3, 2003, between HF Financial Corp. and First Tennessee Bank, NA (incorporated herein by reference to Exhibit 10.19 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, file no. 033-44383).

Exhibit Number		Description
10.10		Letter Agreement dated June 26, 2008, between HF Financial Corp. and First Tennessee Bank, NA (incorporated herein by reference to Exhibit 10.10 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, file no. 033-44383).

10.11		Commitment Letter/Letter Agreement effective May 15, 2009, between HF Financial Corp. and FTN Financial Group (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated May 15, 2009, and filed with the SEC on May 21, 2009, file no. 033-44383).

10.12	+	HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to the exhibits from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1993, file no. 033-44383).

10.13	+	Amendment No. 1 to the HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997, file no. 033-44383).

10.14	+	HF Financial Corp. 1996 Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.7 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997, file no. 033-44383).

10.15	+	HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 15, 2002, file no. 033-44383).

10.16	+	Amendment No. 1 to the HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.16 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, file no. 033-44383).

10.17	+	Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Appreciation Rights Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 13, 2006, and filed with the SEC on September 19, 2006, file no. 033-44383).

10.18	+	Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 26, 2005, and filed with the SEC on September 30, 2005, file no. 033-44383).

10.19	+	Restated Employment Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.20	+	Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.21	+	Form of Restated Employment Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Darrel L. Posegate, David A. Brown, Jon M. Gadberry, Brent R. Olthoff, Natalie A. Sundvold and Stephen M. Bianchi (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

Exhibit Number		Description
10.22	+	Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Darrel L. Posegate (incorporated herein by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.23	+	Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and David A. Brown (incorporated herein by reference to Exhibit 10.5 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.24	+	Form of Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Jon M. Gadberry, Brent R. Olthoff, Natalie A. Sundvold and Stephen M. Bianchi (incorporated herein by reference to Exhibit 10.6 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.25	+	Home Federal Bank Amended and Restated Deferred Compensation Agreement for Curtis L. Hage, made December 31, 2008, by and between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.7 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.26	+	HF Financial Corp. Excess Pension Plan for Executives (as amended and restated effective January 1, 2009) (incorporated herein by reference to Exhibit 10.8 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.34		Loan Agreement, dated September 30, 2009, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.35		Promissory Note, dated September 30, 2009, payable to United Bankers' Bank (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.36		Commercial Pledge Agreement, dated September 30, 2009, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383). Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2010).

10.37	+	Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2010) (incorporated herein by reference to Exhibit 10.37 from the Company's Current Report on 10-K for the fiscal year ended June 30, 2011, file no. 033-44383).

10.38	+	Home Federal Bank Sixth Amended and Restated Long-Term Incentive Plan (as amended and restated effective July 1, 2010) (incorporated herein by reference to Exhibit 10.38 from the Company's Current Report on 10-K for the fiscal year ended June 30, 2011, file no. 033-44383).

10.39	+	Revised Employment Agreement by and among Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on 8-K dated July 22, 2010 and filed with the SEC on July 22, 2010, file no. 033-44383).

Exhibit Number		Description
10.40		Amendment to the Loan Agreement by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.35 from the Company's Current Report on 10-Q for the quarter ended September 30, 2010, and filed with the SEC on November 12, 2010, file no. 033-44383).

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of Independent Registered Accounting Firm.

24.1	*	Power of Attorney (set forth on the signature page).

31.1	*	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chairman, President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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