Form 10-K/A
period 2011-06-30
HF FINANCIAL CORP
filed 2011-10-28
CIK 881790

Use these links to rapidly review the document
Annual Report on Form 10-K/A Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

         None.

 Explanatory Note

        This Amendment No. 1 (this "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (the "Commission") on September 9, 2011 (the "Original Form 10-K"). The sole purpose of this Amendment is to include information previously omitted from Part III of the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Commission within 120 days after fiscal year end.

        In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

        For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and the exhibit list of the Original Form 10-K have been amended and restated in their entirety.

        Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

 Annual Report on Form 10-K/A

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our Directors

        The Board of Directors is divided into three classes, with one class of directors elected every year. Directors of the Corporation are generally elected to serve for a three-year term or until their respective successors are elected and qualified. There are no familial relationships between any director or officer. As of October 27, 2011, our directors are:

        CHARLES T. DAY, age 63, a Class II director, is the Chief Operating Officer of Face It Together, Inc. ("FIT"), a not-for-profit organization promoting the development and operation of recovery oriented systems of care throughout America. Prior to joining FIT , Mr. Day was employed from 2007 to 2009 as the Vice Chairman of TLC, Inc. (a not-for-profit provider of non-medical substance use disorder recovery services) and as Senior Vice President/Finance and Treasurer for Sanford Health Systems from 2004 through 2007. Mr. Day is also a Certified Public Accountant and was previously employed with Coopers & Lybrand as a tax partner. Mr. Day was elected to the Corporation's Board of Directors in November 2007, and has served as a director for the Bank since September 2007. Mr. Day has also served as Lead Director from July 2009 to November 2010.

        CURTIS L. HAGE, age 65, a Class III director, is Special Advisor to the Company. He was elected to the position of Chairman of the Board of Directors of the Company in September 1996 and also held the positions of President and Chief Executive Officer from February 1991 until October 2011. Prior to such time, Mr. Hage served as Executive Vice President of the Bank since 1986. Since joining the Bank in 1968, he served in various capacities prior to being elected Executive Vice President. Mr. Hage received his M.B.A. from the University of South Dakota and attended the Graduate School of Savings Institution Management at the University of Texas.

        CHRISTINE E. HAMILTON, age 55, a Class III director, has served as the Managing Principal of a large diversified farming and ranching operation in central South Dakota since November 2000. She formed the MHCH Foundation, a non-profit family foundation established to promote South Dakota and its future in the changing global economy. Ms. Hamilton serves on the boards of directors of a number of other entities, including the South Dakota State University Foundation Council of Trustees, South Dakota Rural Enterprise, Inc. and South Dakota Biotech Association. Ms. Hamilton has served as a director of the Corporation since June 2005 and the Bank since January 2003.

        ROBERT L. HANSON, age 65, a Class II director, is the Chief Executive Officer of Harold's Photo Centers, Sioux Falls, South Dakota, a retail photography and equipment company. He has held such position since 1980. He has served as a director of both the Corporation and the Bank since 1992.

        DAVID J. HORAZDOVSKY, age 55, a Class I director, is President and Chief Executive Officer of The Evangelical Lutheran Good Samaritan Society, where he has been employed in various capacities since 1978 and held his present position since 2004. Mr. Horazdovsky currently serves on the boards of directors of a number of other entities, including WellAWARE Systems, a privately-held company seeking to empower healthcare communities and enhance the quality of life for seniors through the use of technology, and the National Affordable Housing Trust. Mr. Horazdovsky has served as a director of the Bank since 2007 and of the corporation since 2009.

        THOMAS L. VAN WYHE, age 61, a Class III director, is an Area Manager for Trane, Sioux Falls and Rapid City, South Dakota and Fargo and Bismarck, North Dakota, an air conditioning and heating sales and service company. He has been employed in various capacities by that organization since 1973 and has held his present position since 2010. He is the former owner of Jameson Systems Incorporated, a franchise distributor for Trane. He is a former chairman of the boards of directors of the Sioux Falls Area Chamber of Commerce, Sioux Falls Convention and Visitors Bureau, Sioux Falls Sales and

Marketing Executives, Sioux Empire Housing Partnership, American Society of Heating, Refrigeration and Air Conditioning Engineers—South Dakota. He is currently chair of the boards of directors for the Sanford Health Foundation and the Sioux Falls Arena/Convention Center. Mr. Van Wyhe has served as a director of both the Corporation and the Bank since 1996.

        MICHAEL M. VEKICH, age 63, a Class I director, is the Chief Executive Officer of Vekich Associates Chartered, a Minneapolis-based management advisory firm, which he founded in 1998. He is a business and financial advisor specializing in strategic planning, turnarounds, mergers and acquisitions and board governance. Mr. Vekich served as Executive Chairman of Skyline Exhibits, a trade show exhibit and manufacturing company, from 2005 to July 2010. He was an incorporator and director of Tradition Capital Bank, a privately-held community bank, from 2005-2009, including serving as Audit Committee Chair, and a director of Ciprico, Inc., a publicly-held company which engaged in the creation, design, manufacture, and marketing of storage solutions for digital media assets, from 2003-2007, including serving as Chair of the Audit Committee and Chair of the Governance Committee. In addition, he was appointed Chair of the Governor's 21st Century Tax Reform Commission (2008-2009), Vice-Chair of the Minnesota Ballpark Authority Commission (2006-2011) and a member of the Rochester (MN) Higher Education Development Committee (2005-2006). He has also served as Chair of the Board of Directors of the Minnesota Partnership for Action Against Tobacco (MPAAT) (2003 to 2007) and Chair of the Board of Trustees of Minnesota State Colleges and Universities (MnSCU) (1996-2002, and re-appointed in 2010). A CPA, Mr. Vekich is Chair of the Minnesota State Board of Accountancy (2005-Present). Mr. Vekich received his B.A. from the University of Minnesota—Duluth. Mr. Vekich has served as a director of the Bank and the Company since September 2010, became the Vice-Chair of the Company's board of directors in November 2010, and was appointed Chairman of the board of directors in October 2011.

Our Executive Officers

        Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of our Form 10-K under separate caption.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Corporation's directors and executive officers, and persons who own more than 10% of the Corporation's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Corporation's Common Stock. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

        Based solely on a review of the copies of such reports furnished to the Corporation and written representations from its executive officers and directors that no other reports were required, the Corporation believes that during the fiscal year ended June 30, 2011, all of its officers, directors and greater than 10% beneficial owners have timely satisfied their Section 16(a) reporting obligations for the fiscal year ended June 30, 2011, except that one report on Form 4 for Darrel L. Posegate, then the Corporation's Executive Vice President, filed on September 17, 2010, was not filed on a timely basis.

Code of Ethics

        The Board of Directors has adopted a Code of Conduct and Ethics that applies to all of the Corporation's directors, officers and employees, including its principal executive officer and principal financial and accounting officer. The full text of the Code of Conduct and Ethics is available to stockholders on the Investor Relations page of the Corporation's website at www.homefederal.com. Amendments and modifications to, and waivers of, the Code of Conduct and Ethics will be promptly disclosed by the Corporation, to the extent required under the Exchange Act and the NASDAQ Marketplace Rules, on a current report on Form 8-K.

Audit Committee Matters

        The Audit Committee assists the Board of Directors in fulfilling its oversight duties and responsibilities. Certain of the Audit Committee's specific duties and responsibilities include: overseeing the integrity of the Corporation's financial statements and the audits of such financial statements, accounting and financial reporting processes, disclosure controls and procedures and internal controls over financial reporting; monitoring the independence, qualifications and performance of the Corporation's independent auditors; and providing an avenue of communication among the Corporation's independent auditors, management, the internal auditing department and the Board of Directors. The Audit Committee also oversees matters of material risk pertaining to its responsibilities and duties.

        For fiscal 2011, the members of the Audit Committee were Directors Hanson (Chair), Day, Van Wyhe and Vekich, all of whom are independent directors as defined in the NASDAQ Marketplace Rules and in Rule 10A-3(b)(1)(ii) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), pursuant to the exemption set forth in Rule 10A-3(b)(1)(iv)(B) of the Exchange Act. The Board of Directors has determined that all four members of the Audit Committee satisfy the other requirements for audit committee membership of the NASDAQ Marketplace Rules and SEC requirements and that Director Day is an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K. The Board determined that Mr. Day acquired such attributes through his experience in preparing, auditing, analyzing or evaluating financial statements containing accounting issues as generally complex as the Corporation's financial statements. The Audit Committee acts pursuant to its Amended and Restated Charter, a copy of which is available to stockholders on the Investor Relations page of the Corporation's website at www.homefederal.com.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Executive Compensation Overview

        The Corporation has no full time employees, relying upon employees of the Bank for the limited services required by the Corporation. All compensation paid to officers and employees is paid by the Bank. This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to (i) the Corporation's Chairman, President and Chief Executive Officer, (ii) the Corporation's Senior Vice President, Chief Financial Officer and Treasurer, (iii) the Corporation's Executive Vice President, (iv) the Bank's Senior Vice President/President—Twin Cities Market and (v) the Bank's Senior Vice President/Community Banking, which are collectively referred to as our "Named Executive Officers."

        The Personnel, Compensation and Benefits Committee (the "Compensation Committee") is responsible for our executive compensation program. The Compensation Committee has adopted and regularly reviews and updates, as appropriate, a Compensation Philosophy Statement. The Compensation Philosophy Statement provides a foundation for the Compensation Committee when making executive compensation decisions, and is used as a vehicle to communicate the Corporation's executive compensation objectives, programs, practices and rationale for the Corporation's compensation program. The Compensation Philosophy Statement provides that:

  •
  Base Salary:  Base salaries for Named Executive Officers should be competitive to the market median, meaning the 50th percentile of our Peer Group (as defined below). Based upon individual circumstances, actual base salary may be higher or lower than the market median.

  •
  Total Cash Compensation:  Total cash compensation (base salary plus annual cash incentive awards) should be (i) targeted up to the 75th percentile for our Peer Group when the Corporation's financial performance is consistent with the 75th percentile of our Peer Group's financial performance, and (ii) targeted above the 75th percentile when the Corporation's financial performance is above the 75th percentile of our Peer Group's financial performance.

  •
  Long-Term Incentive Awards:  Long-term incentive awards should align executive interests with stockholders, with equity awards generally being granted upon the Corporation achieving pre-established performance goals and for other general corporate purposes. Once awarded, long-term incentives are subject to vesting to ensure retention.

  •
  Total Direct Compensation:  Direct compensation opportunities (which include cash compensation and long-term incentive awards) should be (i) targeted up to the 75th percentile for our Peer Group when the Corporation's financial performance is consistent with the 75th percentile of our Peer Group's financial performance, and (ii) targeted above the 75th percentile when the Corporation's financial performance is above the 75th percentile of our Peer Group's financial performance.

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

        Our executive compensation program consists of elements that are generally constant (fixed pay) and that vary based on corporate performance (variable pay). Accordingly, as our financial performance increases, so does executive compensation. Conversely, if financial performance decreases, executive compensation should also decrease. In 2011, the variable pay component of our Named Executive Officers' total compensation ranged from 3% to 11%, which is consistent with our pay-for-performance objective.

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

  •
  Our financial and operating performance, such as our growth in core business operating income, net charge-offs, non performing loans, growth in consolidated net income and return on equity;

  •
  Competitive pay information of our Peer Group;

  •
  Historical compensation information of each Named Executive Officer;

  •
  Internal compensation equity among executives; and

  •
  Recommendations and findings of our independent compensation consultants.

Role of Management in Setting Executive Compensation

        During fiscal year 2011, our Chairman, President and Chief Executive Officer, Curtis L. Hage, regularly attended meetings of the Compensation Committee. He does not attend executive sessions of the Compensation Committee. Mr. Hage shared with the Compensation Committee, among other things, (i) his opinion of the general competitiveness of our executive compensation program, (ii) information on our business strategies and risks, financial results and other measures of operational performance as they relate to executive compensation, and (iii) his recommendations on the Named Executive Officers' annual salaries, incentive awards and other benefits and perquisites, other than himself. Mr. Hage did not make any recommendations to the Compensation Committee regarding the form or amount of his compensation in 2011.

        Mr. Posegate, our Executive Vice President, together with other members of management, also occasionally attended Compensation Committee meetings, but not executive sessions, for informational purposes upon the request of the Compensation Committee.

Engagement and Role of the Independent Compensation Consultants

        McLagan, an AON Hewitt company (formerly Amalfi Consulting, LLC through December 16, 2010), an independent consulting firm ("McLagan"), was engaged by management in January 2010 to (i) review our executive compensation program, including to perform a benchmark analysis of the Named Executive Officers' annual base salaries, cash compensation, direct compensation, and total compensation, and (ii) review the 2011 incentive plan goals to ensure they are aligned with the marketplace.

        In January 2010, the Compensation Committee discussed emerging best practices with regard to the engagement and use of compensation consultants. The Compensation Committee resolved to retain a separate independent compensation consultant to provide the committee, among other things, strategic planning with regard to executive compensation and guidance on compliance with regulatory issues. McLagan continues to serve as management's compensation consultant.

        In March 2010, after screening and interviewing candidates, the Compensation Committee retained The Delves Group ("Delves") as its independent compensation consultant. Delves was chosen, in part, based on its expertise advising and serving community and regional banks. Delves has no other business relationship with the Corporation and has received no other payments from the Corporation other than fees for services to the Compensation Committee. Delves reports directly to the Compensation Committee, which may terminate its services at any time. A representative of Delves attends meetings of the Compensation Committee and communicates with the chairperson of the Compensation Committee between meetings.

        Since its engagement in March 2010, Delves reviewed and provided comments on the proposed plan design for incentive compensation for fiscal year 2011. Going forward, Delves will advise the Compensation Committee by:

  •
  Assisting the Compensation Committee as it considers adjustments to the Corporation's executive compensation program.

  •
  Reviewing and commenting on competitive market data, including base salary, annual incentives and long-term incentives, for our executive officers.

  •
  Reviewing and commenting on recommendations by management and McLagan concerning executive compensation.

        The Compensation Committee believes that Delves brings an awareness of trends in compensation practices in general, as such trends relate to comparable institutions, and will provide the committee with independent advice and guidance as it carries out its responsibility to oversee executive compensation.

Benchmarking of Executive Compensation

        In April 2010, the Compensation Committee reviewed a benchmark analysis comparing our executive compensation against a group of peer companies ("Peer Group"). McLagan and Delves assisted the Compensation Committee in identifying the Peer Group using the following criteria: Midwest banks with assets between $800 million and $2 billion; return on average assets greater than -1%; return on average equity greater than -10%; non-performing assets less than 5%; and commercial loans greater than 10% of portfolio. The Peer Group consisted of:

• Ames National Corporation	• Bank of Kentucky Financial Corp.
• BankFinancial Corporation	• Baylake Corp.
• Farmers & Merchants Bancorp, Inc.	• Farmers National Banc Corp.
• First Business Financial Services, Inc.	• First Mid-Illinois Bancshares, Inc.
• Firstbank Corporation	• German American Bancorp, Inc.
• Hills Bancorporation	• Indiana Community Bancorp
• Isabella Bank Corporation	• MidWestOne Financial Group, Inc.
• Monroe Bancorp	• Princeton National Bancorp, Inc.
• QCR Holdings, Inc.	• S.Y. Bancorp, Inc.
• West Suburban Bancorp, Inc.

        The Compensation Committee elected not to use the peer group utilized in the Corporation's performance graph, appearing under Item 5 of its Form 10-K, for purposes of benchmarking executive compensation, because the Compensation Committee believed the above companies better reflect the competition we face for executive talent.

Elements of Executive Compensation

        Our executive compensation program is comprised of the following elements:

  •
  Base salary;

  •
  Annual cash incentive award;

  •
  Annual long-term incentive award in the form of cash, restricted stock and/or stock appreciation rights;

  •
  Severance arrangements;

  •
  Retirement benefits; and

  •
  Employee welfare benefits and other perquisites.

        The Compensation Committee annually reviews each element of compensation for each Named Executive Officer, and then considers it collectively with the other elements of compensation to ensure each Named Executive Officer's total compensation is consistent with our Compensation Philosophy Statement and objectives.

        Each of the Named Executive Officers has entered into an employment agreement and change-in-control agreement with the Bank as further described below in this Proxy Statement.

        Base Salary    Our Named Executive Officers receive a base level of income for the individual expertise, skills, knowledge and experience they offer to our management team. For fiscal year 2011, the Named Executive Officer's base salaries were increased, as follows:

	Base Salary as of June 30, 2010	Base Salary as of July 1, 2010	Percentage Increase in Base Salary
Curtis L. Hage Chairman, President and Chief Executive Officer of the Corporation	$359,600	$359,600	0%
Brent R. Olthoff Senior Vice President/Chief Financial Officer and Treasurer of the Corporation	$144,000	$150,000	4.17%
Darrel L. Posegate Executive Vice President of the Corporation	$239,200	$239,200	0%
Stephen M. Bianchi Senior Vice President/President—Twin Cities Market of the Bank	$250,000	$250,000	0%
David A. Brown Senior Vice President/Community Banking of the Bank	$160,000	$166,400	4.00%

        Annual Cash Incentive Awards    Annual cash incentive awards are made pursuant to the Bank's Senior Management Short-Term Incentive Plan ("Short-Term Incentive Plan"). The purpose of the Short-Term Incentive Plan is to motivate, reward and retain key executives, including the Named Executive Officers, by providing them competitive compensation opportunities based upon the Corporation's achievement of pre-established financial goals. Under the Short-Term Incentive Plan, the Compensation Committee establishes at the beginning of each fiscal year financial goals pursuant to which cash incentive awards are to be made, together with the payout ranges for each Named Executive Officer upon the Corporation's achievement of such financial goals. Generally, awards under the Short-Term Incentive Plan are paid promptly following the Audit Committee's acceptance of the Corporation's audited financial statements for the applicable fiscal year.

        For 2011, awards were based on a combination of measures of the Corporation's and the Bank's performance, weighted as noted. Awards for Messrs. Hage, Olthoff and Posegate were based upon (i) the Corporation's consolidated growth in core business operating income ("CBOI") beyond a baseline equal to the Corporation's CBOI for the fiscal year ended June 30, 2010 (weighted 60%); (ii) the Corporation's net charge-offs (weighted 10%); (iii) non performing loans (weighted 10%); and (iv) the Corporation's consolidated growth in net income ("Net Income") beyond a baseline equal to the Corporation's net income for the fiscal year ended June 30, 2010 (weighted 20%). Awards for Mr. Brown were based upon (i) the Bank's consolidated growth in CBOI beyond a baseline equal to the Bank's CBOI for the fiscal year ended June 30, 2010 (weighted 75%); (ii) net charge-offs (weighted 12.5%); and non performing loans (weighted 12.5%).

        In connection with Mr. Bianchi's joining the Bank in April 2010, Mr. Bianchi was entitled to, among other things, participate in a cash incentive arrangement based upon achieving certain defined personal performance metrics for fiscal year 2011. Mr. Bianchi's cash incentive arrangement was effective only for fiscal year 2011 and was not effective for fiscal year 2010. Under the terms of Mr. Bianchi's cash incentive arrangement, he received a payment of $39,375, related to his performance in fiscal year 2011.

        Payout ranges were stated as a percentage of the Named Executive Officer's respective base salary. No cash incentive awards were paid unless the Corporation achieved a threshold level of performance, which for Messrs. Hage, Olthoff and Posegate in 2011 included: (i) 3.75% growth in the Corporation's CBOI; (ii) ranking in the top 50th percentile for net charge-offs and non performing loans; (iii) 3.75% growth in the Corporation's Net Income; and for Mr. Brown in 2011 included: (i) 3.75% growth in the Bank's CBOI and (ii) ranking in the top 50th percentile for net charge-offs and non performing loans. The Compensation Committee has discretion to adjust any of the approved metrics to (i) exclude from the calculation thereof any single, nonrecurring event that resulted in either a 10% increase or decrease on the incentive calculation, and (ii) adjust the calculation thereof as the result of significant or material events. During 2011, the Compensation Committee did not exercise the above discretion.

        The Compensation Committee established the following payout ranges for the Corporation's officers for 2011 based upon achieving (i) growth in the Corporation's CBOI beyond a baseline of $9,702,301, which was the Corporation's CBOI for 2010; (ii) ranking in the top 50th percentile of net charge-offs and non performing loans as compared to the defined peer group growth; and (iii) growth in the Corporation's Net Income beyond a baseline of $5,744,958, which was the Corporation's Net Income for 2010. The Compensation Committee also established the following payout ranges for the Bank's officers for 2011 based upon achieving (i) growth in the Bank's CBOI beyond a baseline of $12,562,601, which was the Bank's CBOI for 2010; and (ii) ranking in the top 50th percentile of net charge-offs and non performing loans as compared to the Peer Group.

        Each of Curtis L. Hage and Darrel L. Posegate could have earned an award of:

  •
  20% of his respective base salary, if growth in the Corporation's CBOI and Net Income is equal to or greater than 3.75% and net charge-offs and non performing loans ranked in the top 50th percentile;

  •
  40% of his respective base salary, if growth in the Corporation's CBOI and Net Income is equal to or greater than 6.75% and net charge-offs and non performing loans ranked in the top 25th percentile;

  •
  60% of his respective base salary, if growth in the Corporation's CBOI and Net Income is equal to or greater than 9.75% and net charge-offs and non performing loans ranked in the top 20th percentile; or

  •
  80% of his respective base salary, if growth the Corporation's CBOI and Net Income is equal to or greater than 12.75% and net charge-offs and non performing loans ranked in the top 10th percentile.

        Mr. Olthoff could have earned an award of:

  •
  11.25% of his respective base salary, if growth in the Corporation's CBOI and Net Income is equal to or greater than 3.75% and net charge-offs and non performing loans ranked in the top 50th percentile;

  •
  22.5% of his respective base salary, if growth in the Corporation's CBOI and Net Income is equal to or greater than 6.75% and net charge-offs and non performing loans ranked in the top 25th percentile;

  •
  33.75% of his respective base salary, if growth in the Corporation's CBOI and Net Income is equal to or greater than 9.75% and net charge-offs and non performing loans ranked in the top 20th percentile; or

  •
  45% of his respective base salary, if growth the Corporation's CBOI and Net Income is equal to or greater than 12.75% and net charge-offs and non performing loans ranked in the top 10th percentile.

        When Mr. Olthoff was promoted to Senior Vice President, Chief Financial Officer and Treasurer of the Corporation in November 2010, his opportunity to earn an award was increased to the same opportunity level as Messrs. Hage and Posegate, on a pro rated basis relative to the timing of the promotion.

        Mr. Brown could have earned an award of:

  •
  11.25% of his respective base salary, if growth in the Bank's CBOI is equal to or greater than 3.75% and net charge-offs and non performing loans ranked in the top 50th percentile;

  •
  22.5% of his respective base salary, if growth in the Bank's CBOI is equal to or greater than 6.75% and net charge-offs and non performing loans ranked in the top 25th percentile;

  •
  33.75% of his respective base salary, if growth in the Bank's CBOI is equal to or greater than 9.75% and net charge-offs and non performing loans ranked in the top 20th percentile; or

  •
  45% of his respective base salary, if growth in the Bank's CBOI is equal to or greater than 12.75% and net charge-offs and non performing loans ranked in the top 10th percentile.

        Under the Short-Term Incentive Plan, cash incentive awards are interpolated to the extent that actual results fall between designated target levels.

        The Corporation was focused in 2011 on core business operating income, net income and asset quality. The Compensation Committee used these metrics to measure performance and payouts under the Short-Term Incentive Plan because they bear a direct relationship to our business plan and are a direct measurement of our underlying profitability. The Compensation Committee believes that paying annual cash incentive awards based upon these metrics aligns our executives' interests with our stockholders, as well as fostering a pay-for-performance culture.

        In determining the financial goals and payout ranges under the Short-Term Incentive Plan, the Compensation Committee considered (i) standards of its Peer Group, and (ii) the capacity to reward favorable performance, when and if achieved. McLagan advised the Corporation that growth in core business operating income, growth in net income and the credit quality measures of net charge-offs and non performing loans were aligned with the marketplace expectations. Additionally, Messrs. Hage, Olthoff and Posegate were eligible to earn a greater cash incentive award than the other Named Executive Officers as a result of their greater roles and responsibilities within the Corporation and the Bank.

        For 2011, the Corporation's CBOI and Net Income were $5,645,643 and $678,689, respectively; and charge-offs and non performing loans ranked in the 31st and 46th percentile of the Peer Group, respectively. The Bank's CBOI was $8,788,201 and charge-offs and non performing loans ranked in the 31st and 46th percentile of the Peer Group, respectively. Accordingly, Messrs. Hage, Olthoff, Posegate and Brown were entitled to a cash incentive award under the Short-Term Incentive Plan equal to 6%, 5%, 6% and 4%, respectively, of their respective base salary. See the "Summary Compensation Table"

set forth below for actual cash incentive awards paid to the Named Executive Officers in 2011 under the Short-Term Incentive Plan.

        Annual Long-Term Incentive Awards    Annual long-term incentive awards are made pursuant to the Bank's Senior Management Stock Based Long-Term Incentive Plan ("Long-Term Incentive Plan"). The purpose of the Long-Term Incentive Plan is to reward key employees, including the Named Executive Officers, for the attainment of long-term goals of the Corporation. Generally, awards are payable in the form of cash, stock appreciation rights and/or restricted stock. Equity awards granted under the Long-Term Incentive Plan are issued from the pool of shares reserved for issuance under the Corporation's 2002 Stock Option and Incentive Plan and are governed by the terms of such plan. Generally, long-term incentives are awarded promptly following the Audit Committee's acceptance of the Corporation's audited financial statements for the applicable fiscal year.

        At the beginning of each fiscal year, the Compensation Committee establishes the financial goals pursuant to which incentive awards are made under the Long-Term Incentive Plan, together with the payout ranges for each Named Executive Officer upon the Corporation's achievement of such financial goals.

        For 2011, payment of long-term incentive awards was based upon the Corporation's return on equity ("ROE") and the payout ranges were stated as a percentage of each Named Executive Officer's respective base salary. No long-term incentive awards would be paid unless the Corporation achieved a threshold level of performance, which in 2011 was a 4.75% ROE. In calculating ROE, the Compensation Committee had discretion to (i) exclude from the calculation thereof any single, non recurring event that results in either a 10% increase or decrease on the incentive calculation, and (ii) adjust the calculation thereof as the result of significant or material events. During 2011, the Compensation Committee did not exercise the above discretion.

        For 2011, the Compensation Committee determined that incentive awards under the Long-Term Incentive Plan would be allocated:

  •
  75% in the form of restricted stock and 25% in the form of stock appreciation rights settled in our Common Stock ("SARs") with respect to awards made to Brent R. Olthoff, Darrel L. Posegate and David A. Brown; and

  •
  100% in the form of phantom stock, paid in cash, with respect to awards made to Curtis L. Hage.

        In determining the allocation of awards between cash, restricted stock and/or SARs, the Compensation Committee considered (i) the appropriate balance between awards for past performance and incentives for future performance, (ii) overall risk of the pay package, and (iii) award sizes in prior years. Except for Mr. Hage, the Named Executive Officer's current holdings of our Common Stock were not considered. With respect to Mr. Hage, the Compensation Committee determined that phantom stock awards, in lieu of equity awards, would provide a more appropriate form of incentive compensation in light of Mr. Hage's level of tenure and level of ownership of the Corporation.

        Generally, restricted stock awards, SARs and phantom stock granted under the Long-Term Incentive Plan vest in one-fourth annual increments, beginning on the first anniversary of their grant date. The vesting schedule was strategically chosen to be competitive and enhance our retention efforts. The exercise price of the stock appreciation rights is equal to the closing sale price of our Common Stock on the date of grant. The restricted stock awards do not have an exercise price. Dividends are paid on restricted stock awards at the same rate as our Common Stock. Dividends are not paid on stock appreciation rights.

        For 2011, the Compensation Committee established the following payout ranges based upon the Corporation achieving a minimum ROE of 4.75%:

        Each of Curtis L. Hage and Darrel L. Posegate could have earned an award of:

  •
  20% of his respective base salary, if ROE is equal to or greater than 4.75%;

  •
  40% of his respective base salary, if ROE is equal to or greater than 6.25%;

  •
  60% of his respective base salary, if ROE is equal to or greater than 7.75%; or

  •
  a maximum bonus of 80% of his respective base salary, if ROE is equal to or greater than 9.25%.

        Each of Brent R. Olthoff and David A. Brown could have earned an award of:

  •
  11.25% of his respective base salary, if ROE is equal to or greater than 4.75%;

  •
  22.5% of his respective base salary, if ROE is equal to or greater than 6.25%;

  •
  33.75% of his respective base salary, if ROE is equal to or greater than 7.75%; or

  •
  a maximum bonus of 45% of his respective base salary, if ROE is equal to or greater than 9.25%.

        When Mr. Olthoff was promoted to Senior Vice President, Chief Financial Officer and Treasurer of the Corporation in November 2010, his opportunity to earn an award was increased to the same opportunity level as Messrs. Hage and Posegate, on a pro rated basis relative to the timing of the promotion.

        Under the Long-Term Incentive Plan, incentive awards are interpolated to the extent that actual ROE falls between designated target levels.

        The Corporation was focused in 2011 on ROE. The Compensation Committee used ROE as it bears a direct relationship to our business plan and is a direct measurement of our underlying profitability. Paying long-term incentive awards based upon ROE is meant to align our executives' interests with our stockholders, as well as foster a pay-for-performance culture.

        In setting the above payout ranges and the ROE performance levels, the Compensation Committee considered (i) standards of its Peer Group, and (ii) the capacity to reward favorable performance, when and if achieved. McLagan advised the Corporation that the ROE performance levels were aligned with the marketplace. Additionally, Messrs. Hage, Olthoff and Posegate were eligible to earn a greater long-term incentive award than the other Named Executive Officers as a result of their greater roles and responsibilities within the Corporation and the Bank.

        For 2011, the Corporation's ROE was 0.72%, which did not meet the financial goal stated in the Long-Term Incentive Plan. Accordingly, no long-term incentives were awarded to the Named Executive Officers.

  2012 Executive Compensation

        The Compensation Committee made certain adjustments to executive compensation for fiscal year 2012 after consultation with Delves, reviewing compensation for the Peer Group, and understanding current and emerging best practices for the banking industry.

        For fiscal year 2012, the Compensation Committee increased base salary, as follows:

	Base Salary as of June 30, 2011	Base Salary as of July 1, 2011	Percentage Increase in Base Salary
Curtis L. Hage	$359,600	$359,600	0%
Brent R. Olthoff	$150,000	$156,000	4.0%
Darrel L. Posegate	$239,200	$239,200	0%
Stephen M. Bianchi	$250,000	$258,750	3.5%
David A. Brown	$166,400	$166,400	0%

        The Compensation Committee approved the grant of short-term incentive awards under the Corporation's Short-Term Incentive Plan for fiscal year 2012 based on a combination of measures of the Corporation's and the Bank's performance, weighted as noted. Awards for Messrs. Hage, Olthoff and Posegate will be based upon (i) the Corporation's consolidated core business operating income ("CBOI") (weighted 60%); (ii) the Corporation's net charge-offs (weighted 10%); (iii) non-performing loans (weighted 10%); and (iv) the Corporation's consolidated net income (weighted 20%). Awards for Messrs. Bianchi and Brown will be based upon (i) the Bank's consolidated CBOI (weighted 75%); (ii) net charge-offs (weighted 12.5%); and (iii) non-performing loans (weighted 12.5%).

        Messrs. Hage, Olthoff and Posegate can each earn aggregated short-term incentive payouts ranging from 20.0% to 80.0% of their 2012 base salary, with target payouts set at 40.0%. Messrs. Bianchi and Brown can each earn aggregated short-term incentive payouts ranging from 11.25% to 45.0% of their 2012 base salary, with target payouts set at 22.5%. All incentive awards under the Short-Term Incentive plan are paid in cash.

        For Fiscal 2012, incentive awards under the Long-Term Incentive Plan for the Named Executive Officers will be based upon the Corporation achieving certain target levels of ROE. Awards to Mr. Hage will be made in phantom stock, vesting equally over four years. Such awards will be paid in cash at each vesting date, based on the Corporation's stock price at that date. Once granted, these awards will not be forfeitable, and will continue to vest, independent of whether Mr. Hage retires during such four-year period. On July 21, 2010, Mr. Hage notified the Board of Directors that he will retire effective December 31, 2011 from his positions as an officer of the Company and the Bank. In connection with this announcement, the Bank and Mr. Hage entered into an agreement to extend Mr. Hage's employment through December 31, 2011 (the "Revised Employment Agreement") which became effective on July 1, 2011. Under the Revised Employment Agreement, Mr. Hage continues to receive the same base salary and benefits as he previously received under his Amended and Restated Employment Agreement and is eligible to receive prorated incentive compensation. Awards to the other Named Executive Officers will be paid 75% in shares of the Corporation restricted stock and 25% in stock appreciation rights ("SARs") settled in the Corporation's common stock, each having a four-year vesting period in which 25% of such SARs or shares of restricted stock, as applicable, will vest each year.

        Messrs. Hage, Olthoff and Posegate can each earn long-term incentive awards ranging from 20.0% to 80.0% of their 2012 base salary, with target payouts set at 40.0%. Messrs. Bianchi and Brown can each earn a long-term incentive award ranging from 11.25% to 45.0% of their 2012 base salary, with target payouts set at 22.5%.

        The incentive levels for fiscal year 2012 were determined, with the assistance of the Compensation Committee's and management's independent compensation consultants, based on growth estimates for the Corporation. Each of the metrics noted above will be calculated as set forth in the Corporation's audited financial statements for fiscal year 2012, except that any change in the approved metrics caused by a single, non-recurring event that results in a 10% change in such metric will be reviewed by the Compensation Committee and may be excluded from the calculation at the committee's discretion, and the Compensation Committee may also further adjust the approved metrics as the result of significant or material events in its discretion. All incentive awards will be paid by the Corporation following acceptance of the Corporation's audited financial statements for fiscal year 2012 by the Audit Committee of the Board.

        Compensation Clawback    In addition, the Compensation Committee has approved a "clawback" feature for the Short-Term Incentive Plan and the Long-Term Incentive Plan under which, if the Compensation Committee determines, in its sole discretion, that a participant received a payment based on materially inaccurate financial statements, reviews, gains, or any other materially inaccurate criteria used in determining the incentive calculation, then the Compensation Committee shall determine the overpayment amount and demand repayment from the plan participant.

        Severance Arrangements    Each of the Named Executive Officers has previously entered into an employment agreement and change-in-control agreement with the Bank. See "Employment Agreements" and "Potential Payments Upon Termination or a Change-in-Control" for a detailed discussion of the terms and conditions of these agreements.

        Retirement Benefits    The Bank provides retirement benefits to all of its employees, including the Named Executive Officers, through the following plans:

  •
  HF Financial Corp. Pension Plan, a defined benefit pension plan;

  •
  HF Financial Corp. Employee Stock Ownership Plan; and

  •
  HF Financial Corp. 401(k) Plan.

        In addition to the above, Messrs. Hage and Posegate received contributions under the HF Financial Corp. Excess Pension Plan, an unfunded non-qualified excess pension plan (the "Excess Pension Plan"). The Bank and Mr. Hage have also previously entered into an Amended and Restated Deferred Compensation Agreement (the "Deferred Compensation Agreement"). As of June 30, 2008, we are no longer granting shares of our Common Stock to any Bank employees under the ESOP.

        The above plans, as well as the Deferred Compensation Agreement, are designed in combination to provide an appropriate level of replacement income upon retirement. Further discussion of these plans and the Deferred Compensation Agreement is set forth below in this Proxy Statement.

        Employee Welfare Benefits and Other Perquisites    The Named Executive Officers are eligible to participate in the Bank's flexible benefits plans, which are generally available to all Bank employees. Under these plans, all employees are entitled to medical, dental, life insurance and long-term disability coverage. Additionally, all of the Bank employees are entitled to vacation, sick leave and other paid holidays. The Compensation Committee believes that the Corporation's commitment to provide the employee benefits summarized above recognizes that the health and well-being of our employees contribute directly to a productive and successful work life that enhances results for the Corporation and its stockholders.

        In addition to the employee welfare benefits discussed above, the Named Executive Officers receive the following perquisites:

  •
  401(k) matching contributions

  •
  Country club dues

  •
  Travel reimbursement for spouses to attend certain events

        The Compensation Committee believes these perquisites help attract and retain the Named Executive Officers by offering compensation opportunities that are competitive with our Peer Group. The Compensation Committee believes these benefits and perquisites provide a more tangible incentive than an equivalent amount of cash compensation. In determining total compensation payable to the Named Executive Officers in 2011, the Compensation Committee considered these benefits and perquisites. However, as these benefits and perquisites represent a relatively insignificant portion of the Named Executive Officers' total compensation, they did not materially influence the Compensation Committee's decision in setting such executive's total compensation.

        See the "Summary Compensation Table" set forth below for a description of the benefits and perquisites received by the Named Executive Officers in 2011.

Risks Arising from Compensation Policies and Practices

        Management conducted a risk assessment of the Corporation's compensation plans and practices and concluded that they do not create risks that are reasonably likely to have a material adverse effect on the Corporation. The Compensation Committee has reviewed and concurred with management's conclusion. The risk assessment process included, among other things, a review of (i) all key incentive compensation plans to ensure they are aligned with our pay-for-performance philosophy and include performance metrics that meet and support our corporate goals, and (ii) the overall compensation mix to ensure an appropriate balance between fixed and variable pay components between short-term and long-term incentives. The objective of this process was to identify any compensation plans and practices that may encourage employees to take unnecessary risk that could threaten the Corporation. No such plans or practices were identified.

Tax Considerations

        Generally, section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation the Corporation may deduct for federal income tax purposes in any one year with respect to the Corporation's covered employees. However, compensation that is "performance-based," which is compensation that is paid pursuant to pre-established objective performance goals that are based on criteria approved by the stockholders and is determined and administered by the Compensation Committee according to related regulations, is excluded from this $1,000,000 limitation and is deductible by the Corporation.

Equity Grant Practices

        The Compensation Committee has approved, or recommended to the Board of Directors for approval, all grants of equity compensation to the Named Executive Officers. The Corporation does not have a formal policy on timing of equity grants in connection with the release of material non-public information. In the event that material non-public information becomes known to the Compensation Committee prior to granting equity awards, the Compensation Committee will take the existence of such information under advisement and make an assessment in its business judgment whether to delay the grant of the equity award in order to avoid any impropriety.

Personnel, Compensation and Benefits Committee Report

        The Personnel, Compensation and Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Personnel, Compensation and Benefits Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement and in the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

        HF Financial Corp. Personnel, Compensation and Benefits Committee

Christine E. Hamilton (Chairperson)
Charles T. Day
David J. Horazdovsky
Thomas L. Van Wyhe

Executive Compensation

        The following table summarizes total compensation paid or earned by our Named Executive Officers who served in such capacities during our fiscal years 2011, 2010 and 2009.

        The base salaries of our Named Executive Officers for 2011 accounted for approximately 66%, 82%, 75%, 79% and 80%, of the total compensation of Messrs. Hage, Olthoff, Posegate, Bianchi and Brown, respectively, and the cash incentive awards paid to our Named Executive Officers under the Short-Term Incentive Plan for 2011 accounted for approximately 4%, 4%, 4% and 3%, of the total compensation of Messrs. Hage, Olthoff, Posegate and Brown, respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)[4]	Stock Awards ($)[5]		Option/ SAR Awards ($)[5]	Non-Equity Incentive Plan Compensation ($)[6]	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)[7]	All Other Compensation ($)[8]	Total ($)
Curtis L. Hage,[1] Chairman, President and Chief Executive Officer of the Corporation	2011	359,600	0	0		0	21,001	124,933	37,684	543,218
	2010	359,600	0	0		0	0	93,842	51,527	504,969
	2009	359,600	0	0		0	366,792	42,631	84,075	853,099
Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer of the Corporation	2011	150,000	0	0		0	7,290	11,633	14,944	183,867
	2010	142,000	10,000	0		0	0	18,052	21,295	191,347
	2009	132,000	0	11,881		11,881	49,500	14,160	8,770	228,192
Darrel L. Posegate,[2] Executive Vice President of the Corporation	2011	239,200	0	0		0	13,969	30,926	35,748	319,844
	2010	239,200	0	0		0	0	43,679	45,201	328,080
	2009	239,200	0	32,298		32,293	179,400	29,541	28,600	541,332
Stephen M. Bianchi,[3] Senior Vice President/President— Twin Cities Market of the Bank	2011	250,000	39,375	39,600	[9]	0	0	14,700	13,180	356,855
	2010	250,000	0	0		0	0	0	0	250,000
David A. Brown, Senior Vice President/Community Banking of the Bank	2011	166,400	0	0		0	6,833	17,241	18,269	208,744
	2010	160,000	0	0		0	0	23,220	25,024	208,244
	2009	155,000	0	13,953		13,949	58,125	17,739	17,077	275,483

1Mr. Hage's title changed to Special Advisor on October 14, 2011, and he will retire on December 31, 2011.

2On October 4, 2011, Mr. Posegate resigned from his positions as Executive Vice President of the Company and President of the Bank.

3Mr. Bianchi joined the Bank in April 2010. He was appointed Interim President and Chief Executive Officer on October 14, 2011.

4Reflects (i) the cash incentive award for Mr. Bianchi under his cash incentive arrangement (which was earned in fiscal year 2011, but not paid until fiscal year 2012); and (ii) a merit award based on performance that was paid in fiscal year 2010 to Mr. Olthoff.

5Reflects the compensation expense recognized for restricted stock, stock options and stock appreciation rights granted in 2009 through 2011, as applicable, by the Corporation for financial statement reporting purposes during 2011, 2010 and 2009 in accordance with FASB ASC Topic 718 (formerly FAS 123R), except no assumptions for forfeitures were included. For additional information, refer to Note 16 of "Notes to Consolidated Financial Statements" in the Corporation's Form 10-K for the year ended June 30, 2011 (the "Form 10-K"). See the "Grants of Plan-Based Awards in Fiscal 2011" table for information on awards made in 2010. These grants were made under the Corporation's Long-Term Incentive Plan.

6For 2011, reflects the cash incentive awards to Messrs. Hage, Olthoff, Posegate and Brown under the Short-Term Plan. For 2009, reflects the cash incentive awards to (i) Mr. Hage under the Long-Term Incentive Plan and Short-Term Incentive Plan of $97,092 and $269,700, respectively, (ii) the other Named Executive Officers under the Short-Term Incentive Plan. Mr. Hage was the only Named Executive Officer who received a cash incentive award under the Long-Term Incentive Plan in 2009.

7Reflects (i) the net increase in the actuarial present value of the Named Executive Officers' accumulated benefits under the Corporation's Pension Plan and Excess Pension Plan, as applicable, and (ii) above-market interest (interest in excess of 120% of the federal long-term rate) on deferred compensation of Mr. Hage under his Deferred Compensation Agreement. The amounts attributed to items (i) and (ii) are set forth immediately below:

		Increase in Actuarial Present Value of Pension Benefits		Above Market Interest on Deferred Compensation ($)
Name		Pension Plan ($)	Excess Pension Plan ($)
Curtis L. Hage	2011	98,344	26,589	0
	2010	43,851	49,991	0
	2009	37,668	4,963	0
Brent R. Olthoff	2011	10,618	1,015	0
	2010	12,884	5,168	0
	2009	14,160	0	0
Darrel L. Posegate	2011	19,614	11,313	0
	2010	18,137	25,542	0
	2009	17,343	12,198	0
Stephen M. Bianchi[6]	2011	14,700	0	0
	2010	0	0	0
David A. Brown	2011	15,609	1,632	0
	2010	16,853	6,367	0
	2009	17,739	0	0

8Set forth below is a detail summary of the amounts included under the "All Other Compensation" column for 2011:

	All Other Compensation for 2011A
Name	401k Plan Matching Contribution ($)	Pension Plan Contribution ($)B	Country Club Dues ($)	Travel Reimbursement ($)C	Total Other Compensation ($)
Curtis L. Hage	7,350	23,058	6,166	1,110	37,864
Brent R. Olthoff	4,500	4,492	5,952	0	14,944
Darrel L. Posegate	6.502	22.221	5,677	1,348	35,748
Stephen M. Bianchi	3.125	6,579	3,476	0	13,180
David A. Brown	4,992	7,325	5,952	0	18,269

A
All amounts reported are based upon the Corporation's direct costs in providing the listed perquisites.

B
For Mr. Hage, includes contributions to the Excess Pension Plan of $23,058. For Messrs. Olthoff, Bianchi and Brown, includes contributions to the Pension Plan of $4,992, $6,579 and $7,325, respectively. For Mr. Posegate, includes contributions to the Pension Plan and Excess Pension Plan of $11,805 and $10,416, respectively.

C
The Bank reimburses travel expenses for a spouse to attend special events if attendance at the event is considered to have a business purpose or is important to the success of the event.

9Reflects the compensation expense recognized for an award of restricted stock granted in fiscal 2011 in connection with Mr. Bianchi's employment arrangement.

Employment Agreements

        The Corporation, through its wholly owned subsidiary, the Bank, has entered into employment agreements with each of its Named Executive Officers.

        Messrs. Olthoff, Posegate, Bianchi and Brown have previously each entered into Amended and Restated Employment Agreements and Amended and Restated Change-in-Control Agreements with the Bank. Each of the employment agreements has a current term of one year, which automatically renews on July 1 for an additional year unless, on or before March 31 of the previous year, either the Bank or the executive officer elects to terminate the employment agreement. In the event an executive officer terminates his employment agreement, his respective change-in-control agreement will also terminate.

        Under the employment agreements, Messrs. Olthoff, Posegate, Bianchi and Brown are each guaranteed a base salary of no less than $132,000, $239,200, $250,000 and $155,000, respectively, which may be subsequently increased as determined appropriately by the Compensation Committee. In addition to the base salary, under the employment agreements each executive officer is entitled to:

  •
  participate in the Bank's executive incentive plans, and

  •
  all other benefits generally made available to the Bank's other employees (including, but not limited term life insurance, medical, dental and disability coverage, paid personal time off and certain retirement benefits).

        Under the terms of the employment agreements, the Bank has the right to immediately terminate each Named Executive Officer for "cause" (as defined below). Additionally, the Bank may, in its reasonable discretion, terminate each executive officer (without prior notice) if he is absent from work for a period of time or in a manner that materially affects the functioning of the Bank or the executive officer's direct or indirect reports. Either the Bank or the executive officer may terminate his employment agreement at any time upon 60 days written notice. Additionally, each executive officer's employment under his employment agreement automatically terminates upon his death. For a detailed description of the severance provisions contained in the Named Executive Officers' employment agreement, please refer to "Potential Payments Upon Termination or a Change-In-Control" set forth below.

        On July 21, 2010, Mr. Hage notified the Board of Directors that he will retire effective December 31, 2011 from his positions as an officer of the Company and the Bank. In connection with this announcement, the Bank and Mr. Hage entered into an agreement to extend Mr. Hage's employment through December 31, 2011 (the "Revised Employment Agreement") which became effective on July 1, 2011. Under the Revised Employment Agreement, Mr. Hage continues to receive the same base salary and benefits as he previously received under his Amended and Restated Employment Agreement and is eligible to receive prorated incentive compensation. The Revised Employment Agreement is terminable by the Bank immediately for "cause," which includes material violation of a law or regulation that either governs Mr. Hage's conduct as an officer of the Bank or in the reasonable opinion of the Bank affects Mr. Hage's fitness to serve in his position, substantial neglect of duties, action or inaction that materially and adversely impacts the Bank's safety, soundness, security, assets, customers or employees, dishonesty of a material nature, failure to comply with material rules, regulations or policies of the Bank, engaging in personal conduct which when considering Mr. Hage's position with the Bank would materially detract from the Bank's business reputation in the community served, material breach of any material covenant of the Revised Employment Agreement, or willful and material misconduct. Either the Bank or Mr. Hage may terminate the Revised Employment Agreement without cause upon written notice. In the event the Bank terminates the Revised Employment Agreement without cause, Mr. Hage will continue to receive his base salary through December 31, 2011, as severance pay. Additionally, the Revised Employment Agreement automatically terminates upon Mr. Hage's death and may be terminated by the Bank in the event of Mr. Hage's disability as defined under the Bank's Disability Plan. The Bank also may terminate the Revised Employment Agreement if Mr. Hage is absent from work for a period of time or in a manner that materially affects the functioning of the Bank or his direct or indirect reports; provided, however, that the Bank may not terminate Mr. Hage for absence resulting from approved/excused extended vacation, leave of absence or temporary relocation. The Revised Employment Agreement contains non-competition and non-solicitation provisions that continue for a one-year period after termination of employment, as well as confidentiality provisions.

        On October 4, 2011, Darrel L. Posegate resigned from his positions as the Executive Vice President of the Company and President of the Bank. Pursuant to a Separation Agreement dated October 4, 2011 (the "Separation Agreement") we agreed to pay Mr. Posegate separation payments aggregating to his base salary from September 1, 2011 to June 30, 2012 and medical (COBRA) benefits through June 30, 2012 (if eligible). Mr. Posegate agreed to a discharge of claims, along with certain agreements not to compete and not to solicit our employees for one year following the agreement.

        On October 14, 2011, the Board of Directors appointed Stephen M. Bianchi Interim President and Chief Executive Officer of the Company and the Bank, and appointed Curtis L. Hage Special Advisor until his retirement. In connection with Mr. Bianchi's appointment, we entered into a letter agreement with him dated October 14, 2011 pursuant to which he will receive an additional $10,000 in salary per month and reimbursement of expenses incurred in connection with travel to and residing in the Sioux Falls area during the period that he serves as our Interim President and Chief Executive Officer. He is also eligible to receive incentive payments of up to $50,000 in the aggregate for fiscal year 2012. In addition, the term of his employment agreement with the Bank was extended to July 1, 2013.

Grants of Plan-Based Awards

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards[2]			Estimated Possible Payouts Under Equity Incentive Plan Awards[3]
Name (a)	Award Type[1] (b)	Grant Date (c)	Threshold ($) (d)	Target ($) (e)	Maximum ($) (f)	Threshold (#) (g)	Target (#) (h)	Maximum (#) (i)	Grant Date Fair Value of Stock and SAR Awards ($)[4] (l)
Curtis L. Hage
S-T Incentive Plan	Cash	6/16/10	71,920	143,840	287,680				0
L-T Incentive Plan	Cash	6/16/10	71,920	143,840	287,680				0
Brent R. Olthoff
S-T Incentive Plan	Cash	6/16/10	16,875	33,750	67,500
L-T Incentive Plan	RS	6/16/10				985	1,969	3,938	0
L-T Incentive Plan	SAR	6/16/10				10,417	20,833	41,667	0
Darrel L. Posegate
S-T Incentive Plan	Cash	6/16/10	47,840	95,680	191,360
L-T Incentive Plan	RS	6/16/10				2,791	5,582	11,165	0
L-T Incentive Plan	SAR	6/16/10				29,531	59,062	118,123	0
Stephen M. Bianchi[5]
S-T Incentive Plan	Cash	6/16/10	0	0	—
L-T Incentive Plan	RS	6/16/10				0	0	0	0
L-T Incentive Plan	SAR	6/16/10				0	0	0	0
David A. Brown
S-T Incentive Plan	Cash	6/16/10	18,720	37,440	74,880
L-T Incentive Plan	RS	6/16/10				1,092	2,184	4,369	0
L-T Incentive Plan	SAR	6/16/10				11,556	23,111	46,222	0

1Award type:
Cash = cash incentive award
RS = restricted stock award
SAR = stock appreciation right settled in our Common Stock

2Reflects (i) the range of annual cash incentive awards payable to all Named Executive Officers, except for Mr. Bianchi, under the Bank's Short-Term Incentive Plan (the "S-T Incentive Plan") for 2011, and (ii) the range of the annual long-term incentive award payable in cash to Mr. Hage under the Bank's Long-Term Incentive Plan (the "L-T Incentive Plan") for 2011.

As further discussed in the Compensation Discussion and Analysis ("CD&A") section of this Proxy Statement, under the S-T Incentive Plan, the Named Executive Officers may earn cash incentive awards upon the Corporation achieving a combination of measures of the Company's performance. For Messrs. Hage, Olthoff and Posegate, the payout ranges of the cash incentive award are stated as a percentage of their respective base salary. In 2011, the Corporation had to achieve a minimum threshold of (i) 3.75% growth in the Company's consolidated growth in core business operating income ("CBOI"), weighted at 60%, (ii) net charge-offs in the 50th percentile of the Peer Group, weighted at 10%, (iii) non performing loans in the 50th percentile of the Peer Group, weighted at 10%, and (iv) 3.75% growth in the Company's consolidated net income. Mr. Brown's payout ranges of the cash incentive award are also stated as a percentage of his base salary. In 2011, in order for Mr. Brown to receive an award, the Bank had to achieve a minimum threshold of (i) 3.75% growth in the Bank's consolidated growth in core business operating income ("CBOI"), weighted at 75%, (ii) net charge-offs in the 50th percentile of the Peer Group, weighted at 12.5% and (iii) non performing loans in the 50th percentile of the Peer Group, weighted at 12.5%.

The amounts reflected in the "Target" column for the S-T Incentive Plan awards are based upon the Corporation achieving of (i) 6.75% growth in the Company's consolidated growth in core business operating income ("CBOI"), weighted at 60%, (ii) net charge-offs in the 25th percentile of the Peer Group, weighted at 10%, (iii) non performing loans in the 25th percentile of the Peer Group, weighted at 10%, and (iv) 6.75% growth in the Company's consolidated net income, and the Bank achieving (i) 6.75% growth in the Bank's consolidated growth in core business operating income ("CBOI"), weighted at 75%, (ii) net charge-offs in the 25th percentile of the Peer Group, weighted at 12.5% and (iii) non performing loans in the 25th percentile of the Peer Group, weighted at 12.5%.

3Reflects the range of restricted stock awards and stock appreciation rights payable to all of the Named Executive Officers, except for Mr. Hage, under the L-T Incentive Plan in 2011. As further discussed in the CD&A section of this Proxy Statement, the Named Executive Officers may earn long-term incentive awards in the form of cash, restricted stock and/or stock appreciation rights upon the Corporation achieving certain return on equity goals. The payout ranges of the long-term incentive awards are stated as a percentage of the Named Executive Officer's respective base salary. In 2011, the Corporation had to achieve a minimum threshold of 4.75% return on equity for any long-term incentive awards to be paid to the Named Executive Officers, with the maximum threshold being 9.25% return on equity. The amounts reflected in the "Target" column for the L-T Incentive Plan awards are based upon the Corporation achieving a return on equity of 6.25% for 2011. Under the L-T Incentive Plan, (i) Mr. Hage's incentive award is paid in cash as further discussed in footnote 2 above, and (ii) for Messrs. Olthoff, Posegate and Brown, the incentive award is paid 75% in restricted stock and 25% in stock appreciation rights settled in our Common Stock.

4Based on actual performance in 2011, no awards were made.

5Mr. Bianchi joined the Bank in April 2010, and pursuant to the terms of his employment as President of the Twin Cities Market, Mr. Bianchi participated in a cash incentive arrangement for fiscal year 2011, based upon meeting certain defined personal performance metrics. As such, Mr. Bianchi did not participate in the S-T Incentive Plan or the L-T Incentive Plan.

 Outstanding Equity Awards at Fiscal Year-End

		Option/SAR Awards[1]					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable		Option/SAR Exercise Price ($)	Option/ SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)[2]
Curtis L. Hage	9/11/02	13,667	0		9.92	9/11/2012
	9/10/03	6,354	0		14.75	9/10/2013
	9/8/04	16,665	0		14.88	9/8/2014
Brent Olthoff	9/12/07	283	95	[3]	16.10	9/12/2017	17	[3]	186
	9/10/08	1,705	1,704	[4]	14.71	9/10/2018	238	[4]	2,604
	9/9/09	1,698	5,091	[5]	12.48	9/9/2019	714	[5]	7,811
Darrel L. Posegate	9/8/04	2,777	0		14.88	9/8/2014
	9/13/06	3,410	0		16.00	9/13/2016
	9/12/07	4,286	1,429	[3]	16.10	9/12/2017	252	[3]	2,757
	9/10/08	4,569	4,570	[4]	14.71	9/10/2018	640	[4]	7,002
	9/9/09	4,614	13,839	[5]	12.48	9/9/2019	1,941	[5]	21,235
Stephen M. Bianchi	7/28/10	0	0				4,000	[6]	43,760
David A. Brown	9/11/01	3,539	0		10.33	9/11/2011
	9/11/02	3,934	0		9.92	9/11/2012
	9/10/03	1,849	0		14.75	9/10/2013
	9/8/04	4,514	0		14.88	9/8/2014
	9/13/06	1,686	0		16.00	9/13/2016
	9/12/07	1,701	567	[3]	16.10	9/12/2017	100	[3]	1,094
	9/10/08	1,705	1,704	[4]	14.71	9/10/2018	239	[4]	2,616
	9/9/09	1,992	5,979	[5]	12.48	9/9/2019	840	[5]	9,190

1Stock options and stock appreciation rights settled in our Common Stock are included in these columns.

2Market value of the unvested restricted stock is based upon the closing market price of our Common Stock on June 30, 2011 of $10.94, which was the last business day of the 2011 fiscal year.

3The remainder of this award vested 9/12/2011.

4The award vested 25% on 9/10/2011 and will vest 25% on 9/10/2012.

5The award vested 25% on 9/9/2011, and will vest 25% on 9/9/2012 and 25% on 9/9/2013.

6The award vested 25% on 7/28/2011, and will vest 25% on 7/28/2012, 25% on 7/28/2013 and 25% on 7/28/2014.

Option Exercises and Stock Vested in 2011

	Option Awards[1]		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[2]	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[3]
Curtis L. Hage	12,355	1,841	7,853	83,949
Brent R. Olthoff	0	0	374	3,652
Darrel L. Posegate	0	0	5,312	55,506
Stephen M. Bianchi	0	0	0	0
David A. Brown	0	0	4,421	50,208

1These columns reflect only the exercise of stock options by the Named Executive Officers. In 2011, none of the Named Executive Officers exercised any stock appreciation rights.

2The value realized on exercise of stock options is based upon the difference between the market price of our Common Stock on the date of exercise and the exercise price of the stock options.

3The value realized on vesting of the restricted stock is based upon the market price of our Common Stock on the applicable vesting date.

        The following table shows the actuarial present value of accumulated benefits payable to each of our Named Executive Officers under the Corporation's Pension Plan and Excess Pension Plan, determined in accordance with the valuation method and assumptions described in Note 14 of "Notes to Consolidated Financial Statements" of the Form 10-K.

 2011 Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Curtis L. Hage	HF Financial Corp. Pension Plan	41	1,088,182	0
	HF Financial Corp. Excess Pension Plan	18	151,097	0
Brent R. Olthoff	HF Financial Corp. Pension Plan	5	45,625	0
	HF Financial Corp. Excess Pension Plan	5	6,183	0
Darrel L. Posegate	HF Financial Corp. Pension Plan	11	133,494	0
	HF Financial Corp. Excess Pension Plan	11	49,053	0
Stephen M. Bianchi	HF Financial Corp. Pension Plan	1	14,700	0
	HF Financial Corp. Excess Pension Plan	1	0	0
David A. Brown	HF Financial Corp. Pension Plan	13	137,352	0
	HF Financial Corp. Excess Pension Plan	11	7,999	0

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

        Defined Benefit Pension Plan.    The Corporation sponsors a defined benefit pension plan for its employees. An employee is eligible to participate in the pension plan upon the completion of one year of service and upon reaching the age of 21. That participation is retroactive to the previous July 1. A participant must complete three years of service before such participant earns a vested interest in accrued retirement benefits, at which time the participant is 100% vested. A participant will also be 100% vested if employment ends due to death or disability. The pension plan is funded solely through contributions made by the Corporation. It is anticipated that this obligation will be funded through the Corporation's future earnings.

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

        Excess Pension Plan for Executive Officers.    The Corporation also sponsors an unfunded, non-qualified excess pension plan for certain executive officers. Any executive officer of the Corporation or an affiliated organization selected by the Board of Directors is eligible to participate in the excess benefit plan effective as of the first day of the plan year or calendar year following his initial year of selection by the Board. Executives remain eligible to participate in the excess pension plan with respect to each subsequent plan year unless removed as an eligible executive with respect to a plan year by the Board of Directors. Currently, Messrs. Hage, Olthoff, Posegate, Bianchi and Brown participate in the excess pension plan.

        The Corporation contributes benefits to the excess pension plan on behalf of its participants on an annual basis as follows:

  •
  if a participant was an executive as of June 30, 1999, the Corporation will contribute benefits in an amount equal to the difference between the annual benefit accruals actually credited to the participant under the pension plan under its current cash balance formula, and the amount that would have been credited to the participant under the pension plan under the benefit formula in effect prior to July 1, 1999;

  •
  benefits in an amount equal to the amount of the annual benefit accrual under the pension plan that would otherwise be denied by reason of limitations imposed under the Internal Revenue Code; and

  •
  the Corporation may, but is not required to, contribute benefits in any amount for the plan year, as such amount is determined by the Board of Directors.

        Currently, Messrs. Hage and Posegate have received contributions under the excess pension plan. The excess pension plan also allows participants to make contributions to the excess pension plan in the form of deferred payments of up to 100% of the participant's base salary and up to 100% of the participant's cash incentive awards and bonuses based on the financial performance of the Corporation. No such deferrals have been made to date.

        A participant is always 100% vested in his deferral contributions to the excess pension plan. With respect to the benefits contributed by the Corporation on behalf of the participant, the participant must complete five years of service before such participant earns a vested interest in such benefits, at which time the participant is 100% vested. A participant will also be 100% vested if such participant dies or if there is a change in control of the Corporation. Benefits under the excess pension plan will be paid on the first day of the month following the six-month anniversary of the participant's termination of employment. Benefits payable by reason of a change in control will be paid on the thirtieth day following a change of control, and benefits payable by reason of a participant's death will be paid to his beneficiary on the sixtieth day following the participant's death. Benefits will be paid in a single lump sum payment. However, a participant may apply to receive distribution of any vested portion of his benefits prior to his termination of employment in the event of certain unforeseen emergencies.

        For information regarding the amounts contributed to the pension plan and excess pension plan accounts of the Named Executive Officers by the Corporation in fiscal 2011, see the "Summary Compensation Table" set forth above.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)[1]	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)[2]	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)[3]
Curtis L. Hage	0	0	27,332	0	658,014
Brent R. Olthoff	0	0	0	0	0
Darrel L. Posegate	0	0	0	0	0
Stephen M. Bianchi	0	0	0	0	0
David A. Brown	0	0	0	0	0

1Represents Mr. Hage's contributions pursuant to the terms of his Amended and Restated Deferred Compensation Agreement, dated December 31, 2008, all of which was reported in the "salary" column for 2011 of the "Summary Compensation Table" included in this Proxy Statement for 2011.

2Represents aggregate earnings on Mr. Hage's deferral account balance, none of which was reported in the "Change in Pension Value and Non-qualified Deferred Compensation Earnings" column of the "Summary Compensation Table" included in this Proxy Statement as above-market interest (interest in excess of 120% of the federal long-term rate) for Mr. Hage for 2011.

3This column includes deferred compensation earned in earlier years which was disclosed in the Summary Compensation Table as follows: Mr. Hage, $0 in 2011, $18,000 in 2010 and $34,616 in 2009.

        Deferred Compensation Agreement.    The Bank and Mr. Hage have previously entered into an Amended and Restated Deferred Compensation Agreement. Pursuant to the Deferred Compensation Agreement, Mr. Hage may elect to defer an amount of his total annual base salary, which amount may be modified by his filing a subsequent signed election form, which modification (subject to certain unforeseeable emergency exceptions) is not effective until the beginning of the following calendar year. Interest on the deferred compensation will be credited and compounded on a monthly basis to a deferral account. The Deferred Compensation Agreement provides that the annual rate of interest becomes effective each plan year and equals The Wall Street Journal prime rate plus one percent on the first business day of the plan year. Mr. Hage's deferral account balance accrued interest at an average annual rate of 4.25% during fiscal 2011.

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

Potential Payments Upon Termination or a Change-in-Control

        Employment Agreements.    The Corporation, through its wholly owned subsidiary, the Bank, has previously entered into employment agreements with each of its Named Executive Officers. Under such agreements, executive officers are entitled to certain severance upon termination without "cause," disability and death.

        Under the form of agreement applicable to each of the Named Executive Officers except for Mr. Hage, if the executive officer is terminated for "cause" by the Bank, the Bank will pay the executive officer his full salary through the date of termination and will have no further obligations to the executive officer under his employment agreement.

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

        Under the employment agreements, the executive covenants that during the term of his employment agreement and for a period of one year following termination of such agreement by the Bank or by such executive officer for any reason, voluntarily or involuntarily, with or without "cause," he will not, directly or indirectly, engage in or assist others to engage in any business competing with the business carried on by the Bank or solicit business from any customers of the Bank in the locations where the Bank conducts business. Generally, all severance payments under the employment agreements are conditioned upon the executive officer's compliance with these non-compete provisions and any such severance payments must be returned by the executive officer to the Bank if he violates these non-compete provisions. Additionally, the executive officers may not during their employment and for one year thereafter induce or attempt to induce any person who is an employee of the Bank to leave the employ of the Bank or engage in any business that competes with the Bank. The executive officers further agree not to disclose to anyone inside or outside the Bank or use for their own benefit or the benefit of others any confidential, trade secret and proprietary information of the Bank.

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

        The Corporation, through its wholly owned subsidiary, the Bank, has previously entered into change-in-control agreements with each of its Named Executive Officers (except that Mr. Hage's change-in-control agreement terminated by its terms on June 30, 2011). Under these agreements, in the event a Named Executive Officer is terminated in connection with a "change-in-control," as defined in his change-in-control agreement, the executive officer will be entitled to the severance benefits set forth in the change-in-control agreement, in lieu of the severance benefits set forth in his respective employment agreement.

        Mr. Hage has entered into a separate Revised Employment Agreement effective July 1, 2011, as discussed under "Employment Agreements" above. The potential payments to be paid under such agreement are the same as the employment agreements of the Corporation's other Named Executive Officers, as described above, except that if Mr. Hage is terminated without cause during the term of the agreement, he will continue to receive his base salary through December 31, 2011, as severance pay. Either the Bank or Mr. Hage may terminate the Revised Employment Agreement without cause upon written notice.

        Under the Revised Employment Agreement, "cause," which includes material violation of a law or regulation that either governs Mr. Hage's conduct as an officer of the Bank or in the reasonable opinion of the Bank affects Mr. Hage's fitness to serve in his position, substantial neglect of duties, action or inaction that materially and adversely impacts the Bank's safety, soundness, security, assets, customers or employees, dishonesty of a material nature, failure to comply with material rules, regulations or policies of the Bank, engaging in personal conduct which when considering Mr. Hage's position with the Bank would materially detract from the Bank's business reputation in the community served, material breach of any material covenant of the Revised Employment Agreement, or willful and material misconduct.

        Change-In-Control Agreements.    The Corporation, through its wholly owned subsidiary, the Bank, has previously entered into change-in-control agreements with each of the Named Executive Officers (except that Mr. Hage's change-in-control agreement terminated on June 30, 2011). The change-in-control agreements continue in effect while the executive officer is employed with the Bank; provided, however, that if the executive officer of the Bank gives notice of non-extension of his employment agreement, his change-in-control agreement will terminate when his employment agreement terminates. However, if such notice of non-extension is given by the Bank at a time when the Bank is actively negotiating a transaction with a third party that may result in a change-in-control or at a time when the stockholders of the Corporation are being solicited to vote for directors who would not be continuing directors and the election of such directors would effect a change-in-control, or at a time when the stockholders of the Corporation are being solicited to tender their shares in an offering that if successful would result in a change-in-control, the change-in-control agreement shall not terminated until nine months following the termination of his employment agreement.

        The Compensation Committee does not view the potential benefits conferred upon a change in control of the Corporation as additional elements of compensation due to the fact that a change in control may never occur. The Compensation Committee believes that these arrangements allow the Named Executive Officers to focus their attention and energy on the Corporation's business without any distractions regarding the effects of a change in control, and assists us in maximizing stockholder value by allowing the Named Executive Officers to participate in an objective review of any proposed transaction and whether such transaction is in the best interest of the stockholders.

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

  •
  any incentive payment under the Bank's Long-Term Incentive Plan that has accrued to him as of the first day of the month following his date of termination;

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

        In addition to the above, the Bank will pay a lump sum severance payment equal to a multiple times the sum of (a) the executive officer's annual base salary in effect at the time notice of termination is given or immediately prior to the date of the change-in-control, whichever is greater, and (b) the amount determined as follows: (i) the amount that the executive officer had accrued during the plan year under the Short-Term Incentive Plan as of the first of the month following the month in which the change-in-control occurred, annualized by dividing the amount accrued by the number of months from the start of the plan year to the first of the month following the month in which the change-in-control occurred multiplied by twelve; plus, (ii) the amount of each of the short-term incentive awards, if any, awarded to the executive officer in the three years immediately prior to the change-in-control divided by four. The multiple for Mr. Posegate is 2.0, and the multiple for each of Messrs. Olthoff, Bianchi and Brown is 1.5. Such severance payments are conditioned upon compliance with the non-compete provisions of the executive officer's employment agreement and any payments made must be returned by the executive officer to the Bank if he violates such non-compete provisions.

        In addition to the above, Mr. Hage is entitled to payment in accordance with his Deferred Compensation Agreement and Messrs. Olthoff, Posegate and Brown are entitled to a lump sum payment equal to 18 months of membership dues of the country club(s) to which the executive officer is a member on the date of termination.

        No benefits are payable under the change-in-control agreements following a change-in-control if the executive officer is terminated because of his death, by the Bank for "cause," or by the executive officer other than for "good reason."

        The change-in-control agreements provide that if any payment or distribution (or portion thereof) by the Bank to or for the benefit of such executive officers would be nondeductible by the Bank for federal income tax purposes because of Section 280G of the Internal Revenue Code, then such payment or benefit will be reduced to an amount, not less than zero, that maximizes the aggregate present value of such payments or benefits without causing such to be nondeductible by the Bank.

        Under the change-in-control agreements, "change-in-control" means (a) a change-in-control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, whether or not the Corporation is then subject to such reporting requirement, (b) the public announcement by the Corporation or any person that such person has become the beneficial owner, directly or indirectly, of securities of the Corporation (i) representing 20% or more, but not more than 50%, of the combined voting power of the Corporation's then outstanding securities unless the transaction resulting in such ownership has been approved in advance by the continuing directors, or (ii) representing more than 50% of the combined voting power of the Corporation's then outstanding securities (regardless of any approval by the continuing directors); provided, however, that notwithstanding the foregoing, no change-in-control shall be deemed to have occurred by reason of the ownership of 20% or more of the total voting capital stock of the Corporation's then issued and outstanding by the Corporation, any subsidiary of the Corporation or any employee benefit plan of the Corporation or of any subsidiary of the Corporation or any entity holding shares of its common stock organized, appointed or established for, or pursuant to the terms of, any such plan, (c) any acquisition of control as defined in 12 Code of Federal Regulations Section 574.4, or any successor regulation, of the Corporation which would require the filing of an application for acquisition of control or notice of change-in-control in a manner which is set forth in 12 CFR Section 574.3, or any successor regulation, (d) the continuing directors cease to constitute a majority of the Corporation's Board of Directors, or (e) the stockholders of the Corporation approve (i) any consolidation or merger of the Corporation in which the Corporation is not the continuing or surviving corporation or pursuant to which shares of the Corporation stock would be converted into cash, securities or other property, other than a merger of the Corporation in which stockholders immediately prior to the merger have the same proportionate ownership of stock of the surviving corporation immediately after the merger, (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Corporation, or (iii) any plan of liquidation or dissolution of the Corporation.

        Under the change-in-control agreements, "cause" has the same meaning as set forth in the employment agreements, and as defined above in this Proxy Statement. However, under the change-in-control agreements, termination for "cause" will be proceeded by a fair and complete investigation.

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

        2002 Stock Option and Incentive Plan and related Award Agreements.    In years prior to 2011, Messrs. Olthoff, Posegate and Brown were awarded stock options, stock appreciation rights and/or restricted stock under the 2002 Stock Plan, and Mr. Hage was awarded stock options and restricted stock under such plan. Under the terms of the 2002 Stock Plan and related award agreements, all unvested stock options, stock appreciation rights and restricted stock awards automatically fully vest upon the participant's death.

Payments Upon Termination

        The following table provides quantitative disclosure of the estimated payments and benefits that would be provided to our Named Executive Officers upon their termination, including their termination in connection with a change in control of the Corporation. The benefits set forth below are calculated as if the Named Executive Officer's termination occurred on June 30, 2011, the last business day of the 2011 fiscal year. Each Named Executive Officer is entitled to receive amounts earned during the term of his employment. These amounts include base salary, any accrued paid personal time off, any benefits that have accrued under the Short-Term Incentive Plan, Long-Term Incentive Plan, 401(k) Plan, ESOP, Pension Plan and Excess Pension and, in the case of Mr. Hage, his deferral account under the Deferred Compensation Agreement, and are not reflected in the below table. Consequently, the below table reflects only the additional compensation the Named Executive Officers are entitled to upon their termination.

        See (a) the "Grants of Plan-Based Awards for 2011" table for the amount of the Named Executive Officers' cash incentive awards earned in 2011 under the Corporation's Short-Term Incentive Plan and Long-Term Incentive Plan, as applicable, (b) the "2011 Pension Benefits" table for the actuarial present value of accumulated benefits payable to each of the Named Executive Officers under the Corporation's Pension Plan and Excess Pension Plan, and (c) the "Nonqualified Deferred Compensation for 2011" table for the amount of Mr. Hage's aggregate deferral account under the Deferred Compensation Agreement.

Named Executive Officer	Cash Severance Payment ($)		Acceleration of Outstanding Stock Options, SARs, and Restricted Stock Awards ($)[2]	Other Benefits ($)		Total Termination Benefits ($)
Curtis L. Hage[1]
Termination by Us for "Cause"	0		0	0		0
Termination by Us Without "Cause"	719,200		0	0		719,200
Termination by Mr. Hage with 60 days notice	29,967		0	20,833	[3]	50,800
Termination by Mr. Hage without 60 days notice	0		0	20,833	[3]	20,833
Termination by Us because of Disability	89,900		0	20,833	[3]	110,733
Termination because of Death	0		0	31,607	[4]	31,607
Termination because of Retirement	0		0	0		0
Termination following Change in Control	1,646,754	[5]	0	47,753	[6]	1,694,507
Brent R. Olthoff
Termination by Us for "Cause"	0		0	0		0
Termination by Us Without "Cause" with 60 days notice	300,000		0	0		300,000
Termination by Mr. Olthoff with 60 days notice	12,500		0	0		12,500
Termination by Mr. Olthoff without 60 days notice	0		0	0		0
Termination by Us because of Disability	37,500		0	0		37,500
Termination because of Death	0		10,601	0		10,601
Termination because of Retirement	0		0	0		0
Termination following Change in Control	315,212	[7]	10,601	58,385	[8]	384,198
Darrel L. Posegate[9]
Termination by Us for "Cause"	0		0	0		0
Termination by Us Without "Cause" with 60 days notice	478,400		0	0		478,400
Termination by Mr. Posegate with 60 days notice	19,933		0	0		19,933
Termination by Mr. Posegate without 60 days notice	0		0	0		0
Termination by Us because of Disability	59,800		0	0		59,800
Termination because of Death	0		30,993	0		30,993
Termination because of Retirement	0		0	0		0
Termination following Change in Control	765,268	[10]	30,993	47,055	[11]	843,316
Stephen M. Bianchi
Termination by Us for "Cause"	0		0	0		0
Termination by Us Without "Cause" with 60 days notice	500,000		0	0		500,000
Termination by Mr. Bianchi with 60 days notice	20,833		0	0		20,833
Termination by Mr. Bianchi without 60 days notice	0		0	0		0
Termination by Us because of Disability	62,500		0	0		62,500
Termination because of Death	0		43,760	0		43,760
Termination because of Retirement	0		0	0		0
Termination following Change in Control	500,000	[12]	43,760	55,178	[13]	598,938
David A. Brown
Termination by Us for "Cause"	0		0	0		0
Termination by Us Without "Cause" with 60 days notice	332,800		0	0		332,800
Termination by Mr. Brown with 60 days notice	13,867		0	0		13,867
Termination by Mr. Brown without 60 days notice	0		0	0		0
Termination by Us because of Disability	41,600		0	0		41,600
Termination because of Death	0		12,898	0		12,898
Termination because of Retirement	0		0	0		0
Termination following Change in Control	343,046	[14]	12,898	58,469	[15]	414,414

1The amounts in this table reflect payments that would have been made to Mr. Hage assuming a termination date of June 30, 2011, the last day of the fiscal year. For information about the termination payments Mr. Hage may be entitled to receive under his Revised Employment Agreement effective July 1, 2011, see "Employment Agreements" and "Potential Payments Upon Termination or Change-in-Control," above.

2Amount reflects the acceleration of vesting of all unvested stock options, stock appreciation rights and restricted stock awards upon death, but it excludes stock options and stock appreciation rights where the exercise price exceeds the closing sale price of our Common Stock on June 30, 2011.

3Reflects additional interest that would accrue on Mr. Hage's deferral account balance until paid in full, assuming an annual rate of interest of 4.25%. See the narrative to the "Nonqualified Deferred Compensation" table for further discussion of this additional benefit under Mr. Hage's Deferred Compensation Agreement.

4Amount reflects (a) the estimated additional benefit that Mr. Hage would be entitled to under his Deferred Compensation Agreement assuming he passed on June 30, 2011, which is before his normal retirement date (this amount is in addition to his aggregate deferral account of $658,014 as of June 30, 2011), and (b) estimated interest that would accrue on the deferral account balance until paid in full assuming an annual rate of interest of 4.25%. See the narrative to the "Nonqualified Deferred Compensation for 2011" table for further discussion of these additional benefits upon Mr. Hage's termination as a result of death.

5Reflects the amount that is the product of 2.99 times the sum of (a) the executive officer's 2011 base salary, plus (b) the average short-term cash incentive award received by the executive officer over the last 4 years, including 2011.

6Includes (a) health and dental insurance for 36 months (present value) of $22,320, (b) life, disability and welfare benefits for 18 months (present value) of $1,184, (c) out-placement counseling services of $10,000, (d) financial planning and tax preparation expenses of $5,000, and (e) country club dues for 18 months (present value) of $9,249.

7Reflects the amount that is the product of 1.5 times the sum of (a) the executive officer's 2011 base salary, plus (b) the average short-term cash incentive award received by the executive officer over the last 4 years, including 2011.

8Includes (a) health and dental insurance for 36 months (present value) of $33,696, (b) life, disability and welfare benefits for 18 months (present value) of $761, (c) out-placement counseling services of $10,000, (d) financial planning and tax preparation expenses of $5,000 and (e) country club dues for 18 months (present value) of $8,928.

9 Mr. Posegate resigned from his positions with the Company and the Bank on October 4, 2011. Pursuant to a separation agreement dated October 4, 2011, we agreed to pay Mr. Posegate separation payments aggregating to his base salary from September 1, 2011 to June 30, 2012 and medical (COBRA) benefits through June 30, 2012 (if eligible).

10Reflects the amount that is the product of 2 times the sum of (a) the executive officer's 2011 base salary, plus (b) the average short-term cash incentive award received by the executive officer over the last 4 years, including 2011.

11Includes (a) health and dental insurance for 36 months (present value) of $22,320, (b) life, disability and welfare benefits for 18 months (present value) of $1,220, (c) out-placement counseling services of $10,000, (d) financial planning and tax preparation expenses of $5,000, and (e) country club dues for 18 months (present value) of $8,515.

12Reflects the amount that is the product of 1.5 times the sum of (a) the executive officer's 2011 base salary, plus (b) the average short-term cash incentive award received by the executive officer over the last 4 years, including 2011.

13Includes (a) health and dental insurance for 36 months (present value) of $33,696, (b) life, disability and welfare benefits for 18 months (present value) of $1,268, (c) out-placement counseling services of $10,000, (d) financial planning and tax preparation expenses of $5,000, and (e) country club dues for 18 months (present value) of $5,214.

14Reflects the amount that is the product of 1.5 times the sum of (a) the executive officer's 2011 base salary, plus (b) the average short-term cash incentive award received by the executive officer over the last 4 years, including 2011.

15Includes (a) health and dental insurance for 36 months (present value) of $33,696, (b) life, disability and welfare benefits for 18 months (present value) of $845, (c) out-placement counseling services of $10,000, (d) financial planning and tax preparation expenses of $5,000, and (e) country club dues for 18 months (present value) of $8,928.

Director Compensation

        Each director of the Corporation is also a director of the Bank. In fiscal 2011, each non-employee director who served as a member of the Board of Directors during the entire fiscal year received an aggregate of 1,887 shares of restricted common stock pursuant to the 2002 Stock Plan. The Corporation's Certificate of Incorporation provides that no person will be eligible for election or reelection to the Board of Directors who beneficially owns less than 100 shares of the Corporation's Common Stock. In addition, in June 2011, the Personnel, Compensation and Benefits Committee determined to increase the Board of Directors compensation by $5,000 to be paid in the form of cash. This increase was effective for the current fiscal year and future years.

        Non-employee directors serving on either of the Personnel, Compensation and Benefits Committee or the Nominating and Corporate Governance Committee also receive a meeting fee of $400 for each committee meeting they attend, and the Chairmen of the Personnel, Compensation and Benefits Committee and the Nominating and Corporate Governance Committee receive a meeting fee of $600 for each meeting attended. Non-employee directors serving on the Audit Committee (other than in the capacity of Chairman) receive a meeting fee of $600 for each committee meeting they attend, and the Chairman of the Audit Committee receives a fee of $800 for each meeting attended. In addition, our Vice-Chair receives $25,800, paid in restricted stock, as compensation for his additional duties.

        The following table reflects the compensation paid to the Corporation's non-employee directors for 2011. The compensation paid to Mr. Hage, the Corporation's Chairman, President and Chief Executive Officer, is presented above in the Summary Compensation Table and the related explanatory tables.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)[1,2] (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Charles T. Day	40,266	20,800	0	0	0	0	61,066
Christine E. Hamilton	12,532	20,800	0	0	0	0	33,332
Robert L. Hanson	14,732	20,800	0	0	0	0	35,532
David J. Horazdovsky	17,732	20,800	0	0	0	0	38,532
Thomas L. Van Wyhe	14,332	20,800	0	0	0	0	35,132
Michael M. Vekich	9,332	46,600	0	0	0	0	55,932

1Reflects the compensation expense recognized for restricted stock awards granted in 2011 by the Corporation for financial statement reporting purposes during 2011 in accordance with FASB ASC Topic 718, except no assumptions for forfeitures were included. For additional information, refer to Note 16 of "Notes to Consolidated Financial Statements" in the Form 10-K. These restrictive stock grants were made under the 2002 Stock Plan and vest on the first anniversary of their grant date. As of June 30, 2011, the Corporation's non-employee directors held the following shares of unvested restricted stock: Day—1,887; Hamilton—1,887; Hanson—1,887; Horazdvosky—1,887; Van Wyhe—1,887 and Vekich—4,245.

2In 2011, each of the Corporation's non-employee directors received a restricted stock award of 1,887 shares of the Corporation's Common Stock. Mr. Vekich received an additional 2,358 shares of restricted stock for his role as Vice-Chair. The aggregate grant date fair value of these 2011 restricted stock awards (computed in accordance with FAS 123R, except no assumptions for forfeitures were included) was $20,800 and $25,800 for Mr. Vekich's additional award. Dividends are paid on restricted stock awards at the same rate as our Common Stock.

Item 12.   Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.

Security Ownership

        The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 17, 2011, by (i) each person known to the Corporation to own beneficially more than 5% of our Common Stock, (ii) each director and director nominee of the Corporation, (iii) each officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Stock
PL Capital Group 20 East Jefferson Avenue, Suite 22 Naperville, Illinois 60540	688,717	[1]	9.9%
Jacobs Asset Management LLC One Fifth Avenue New York, New York 10003	681,812	[2]	9.8%
Sandler O'Neill Asset Management LLC 712 Fifth Avenue New York, New York 10019	645,000	[3]	9.3%
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	622,630	[4]	8.9%
Heartland Advisors, Inc. 789 North Water Street Milwaukee, WI 53202	350,000	[5]	5.0%
HF Financial Corp. Employee Stock Ownership Plan 225 South Main Avenue Sioux Falls, South Dakota 57104	194,591	[6]	2.8%
Curtis L. Hage, Special Advisor and Director	233,963	[7]	3.3%
Brent R. Olthoff, Senior Vice President / Chief Financial Officer and Treasurer of the Company and Home Federal Bank	7,577	[8]	*
Darrel L. Posegate, Former Executive Vice President of the Company, and President, Home Federal Bank	56,379	[9]	*
Stephen M. Bianchi, Interim President and Chief Executive Officer	3,670	[10]	*
David A. Brown, Senior Vice President / Community Banking, Home Federal Bank	36,331	[11]	*
Charles T. Day, Director	8,638		*
Christine E. Hamilton, Director	11,319		*
Robert L. Hanson, Director	56,168		*
David J. Horazdovsky, Director	6,748		*
Thomas L. Van Wyhe, Director	22,667		*
Michael M. Vekich, Chairman	4,345		*
Directors and executive officers as a group (18 persons)	540,927	[12]	7.6%

* Indicates individual owns less than one percent of outstanding shares of Common Stock.

1 The information regarding beneficial ownership by PL Capital Group is as reported in a Schedule 13D/A filed with the SEC on October 12, 2011 by:

  •
  Financial Edge Fund, L.P. ("Financial Edge Fund");

  •
  Financial Edge—Strategic Fund, L.P. ("Financial Edge—Strategic");

  •
  PL Capital/Focused Fund, L.P. ("Focused Fund");

  •
  PL Capital, LLC, general partner of Financial Edge Fund, Financial Edge—Strategic and Focused Fund and beneficiary of the PL Capital Defined Benefit Pension Plan ("PL Capital");

  •
  PL Capital Advisors, LLC, the investment advisor to Financial Edge Fund, Financial Edge—Strategic, Focused Fund and Goodbody/PL Capital, L.P. ("PL Capital Advisors");

  •
  Goodbody/PL Capital, L.P. ("Goodbody/PL LP");

  •
  Goodbody/PL Capital, LLC, general partner of Goodbody/PL LP ("Goodbody/PL LLC");

  •
  John W. Palmer and Richard J. Lashley, as managing members of PL Capital, PL Capital Advisors and Goodbody/PL LLC and beneficiaries of the PL Capital Defined Benefit Pension Plan;

  •
  PL Capital Defined Benefit Pension Plan, a pension plan for PL Capital and its managing members Messrs. Palmer and Lashley;

  •
  Mr. John Palmer;

  •
  Mr. Richard Lashley, as an individual and jointly with his spouse, Beth R. Lashley, and as a holder of certain discretionary authority over an account held by Dr. Robin Lashley, his sister;

  •
  Beth R. Lashley jointly with her spouse, Richard J. Lashley;

  •
  Dr. Robin Lashley, as an individual;

  •
  Kevin V. Schieffer Grantor Retained Annuity Trust, Kevin V. Schieffer Trustee.

According to the Schedule 13D/A, (a) Financial Edge Fund has shared voting and shared dispositive power over 255,316 shares, (b) Financial Edge—Strategic has shared voting and shared dispositive power over 93,588 shares, (c) Focused Fund has shared voting and shared dispositive power over 169,344 shares, (d) PL Capital has shared voting and shared dispositive power over 529,905 shares, (e) PL Capital Advisors has shared voting and shared dispositive power over 556,095 shares, (f) Goodbody/PL LP has shared voting and shared dispositive power over 37,847 shares, (g) Goodbody/PL LLC has shared voting and shared dispositive power over 37,847 shares, (h) PL Capital Defined Benefit Pension Plan has shared voting and shared dispositive power over 11,657 shares, (i) John Palmer has shared voting and shared dispositive power over 567,752 shares and sole voting and sole dispositive power over 100 shares, (j) Richard Lashley has shared voting and shared dispositive power over 571,752 shares and sole voting and sole dispositive power over 500 shares, (k) Beth Lashley has shared voting and shared dispositive power over 2,000 shares, and (l) Robin Lashley has shared voting and shared dispositive power over 2,000 shares.

According to the Schedule 13D/A, (a) by virtue of Mr. Schieffer agreeing to serve as a nominee for election to the Company's Board of Directors in connection with the nomination of director candidates by the PL Capital Group, Mr. Schieffer and the Kevin V. Schieffer Grantor Retained Annuity Trust (the "Grantor Trust"), may be deemed to constitute a "group" with the PL Capital Group for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Schieffer and the Grantor Trust expressly disclaim beneficial ownership of securities held by the PL Capital Group and (b) Mr. Schieffer has shared voting and shared dispositive power over 116,365 shares.

2 Jacobs Asset Management LLC ("JAM") is as reported in a Schedule 13G filed with the SEC on December 31, 2010 by:

  •
  Sy Jacobs

  •
  Jacobs Asset Management, LLC

  •
  JAM Managers L.L.C.

  •
  JAM Partners LP

According to the Schedule 13G, (a) Sy Jacobs has shared voting and shared dispositive power over 681,812 shares, (b) Jacobs Asset Management, LLC has shared voting and shared dispositive power over 681,812 shares, (c) JAM Managers L.L.C. has shared voting and shared dispositive power over 454,658 shares, and (d) JAM Partners, LP has shared voting and shared dispositive power over 454,658 shares.

3 The information regarding beneficial ownership by Sandler O'Neill Asset Management LLC ("SOAM") is as reported in a Schedule 13D filed with the SEC on November 25, 2009 by:

  •
  Sandler O'Neill Asset Management, LLC

  •
  SOAM Holdings, LLC

  •
  Malta Partners, L.P.

  •
  Malta Hedge Fund, L.P.

  •
  Malta Hedge Fund II, L.P.

  •
  Malta Offshore, Ltd.

  •
  SOAM Capital Partners, L.P.

  •
  Terry Maltese

According to the Schedule 13D, (a) Sandler O'Neill Asset Management, LLC has shared voting and shared dispositive power over 645,000 shares, (b) SOAM Holdings, LLC has shared voting and shared dispositive power over 389,000 shares, (c) Malta Partners, L.P. has shared voting and shared dispositive power over 19,700 shares, (d) Malta Hedge Fund, L.P. has shared voting and shared dispositive power over 61,300 shares, (e) Malta Hedge Fund II, L.P. has shared voting and shared dispositive power over 308,000 shares, (f) Malta Offshore, Ltd. has shared voting and shared dispositive power over 111,000 shares, (g) SOAM Capital Partners, L.P. has shared voting and shared dispositive power over 145,000 shares, and (h) Terry Maltese has shared voting and shared dispositive power over 645,000 shares.

4 The information regarding beneficial ownership by Wellington Management Company, LLP ("Wellington") is as reported in a Schedule 13G filed with the SEC on February 12, 2010. Wellington is an investment advisor in accordance with Rule 240.13d-1(b)(1)(ii)(E). In its capacity as investment advisor, Wellington may be deemed to beneficially own 622,630 shares of the Corporation described in the Schedule 13D that are held by clients of Wellington Management. However, all securities reported are owned by such clients. Those clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such securities. To the knowledge of Wellington, no such client is known to have such right or power with respect to more than five percent of this class of securities. Wellington has shared voting power over 593,200 shares and shared dispositive power over 622,630 shares.

5 The information regarding beneficial ownership by Heartland Advisors, Inc. ("Heartland") is as reported in a Schedule 13G filed with the SEC on February 11, 2011. Heartland is an investment advisor in accordance with Rule 240.13d-1(b)(1)(ii)(E). In its capacity as investment advisor, Heartland may be deemed to beneficially own 350,000 shares of the Corporation described in the Schedule 13G that are held by clients of Heartland. However, all securities reported are owned by such clients. Those clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such securities. The Heartland Value Fund, a series of the Heartland Group, Inc., owns 350,000 shares or 5.0% of the class of securities of the Corporation. To the knowledge of Heartland, no such other accounts owns more than 5% of the outstanding stock of the Corporation.

6 Includes 194,591 shares allocated to the individual accounts of employees, officers and directors, over which shares such individuals are deemed to have sole voting and no investment power. Each participant may instruct the Employee Stock Ownership Plan ("ESOP") trustee, the Bank, as to the voting of the shares allocated to such participant's account under the ESOP.

7 Includes (a) 177,884 shares held directly by Mr. Hage, (b) 4,951 shares jointly held by Mr. Hage and his wife, over which Mr. Hage has shared voting and investment power, (c) 36,686 shares subject to options granted to Mr. Hage under the Corporation's 1991 Stock Option and Incentive Plan, as amended (the "1991 Plan") and the 2002 Stock Option and Incentive Plan (the "2002 Stock Plan") that are currently exercisable or exercisable within 60 days, and (d) 14,442 shares allocated to Mr. Hage's account under the ESOP. Excludes 85,405 shares held solely by Mr. Hage's spouse, of which he disclaims beneficial ownership.

8 Includes (a) 652 shares held directly by Mr. Olthoff, (b) 595 shares of restricted stock over which Mr. Olthoff has the sole voting power and has the right to receive dividends, but does not have the right to dispose of prior to vesting, and (c) 6,330 shares subject to options and stock appreciation rights granted to Mr. Olthoff under the 2002 Stock Plan that are currently exercisable or exercisable within 60 days.

9 Includes (a) 28,104 shares held directly by Mr. Posegate, (b) 27,983 shares subject to options and stock appreciation rights granted to Mr. Posegate under the 1991 Plan and 2002 Stock Plan that are currently exercisable or exercisable within 60 days, and (c) 292 shares allocated to Mr. Posegate's account under the ESOP.

10 Includes (a) 670 shares held directly by Mr. Bianchi, and (b) 3,000 shares of restricted stock over which Mr. Bianchi has the sole voting power and has the right to receive dividends, but does not have the right to dispose of prior to vesting.

11 Includes (a) 13,231 shares held directly by Mr. Brown, (b) 20,793 shares subject to options and stock appreciation rights granted to Mr. Brown under the 1991 Plan and 2002 Stock Plan that are currently exercisable or exercisable within 60 days, (c) 680 shares of restricted stock over which Mr. Brown has the sole voting power and has the right to receive dividends, but does not have the right to dispose of prior to vesting, and (d) 1,627 shares allocated to Mr. Brown's account under the ESOP.

12 Includes (a) 369,805 shares held directly by a director or executive officer or held by certain members of the families of the directors and executive officers, or held by trusts of which a director or executive officer is a trustee or substantial beneficiary, which the respective directors and executive officers may be deemed to have sole or shared voting and investment power, (b) 24,815 shares of restricted stock of over which the respective directors and executive officers have sole voting power and the right to receive dividends, but do not have the right to dispose of prior to vesting, (c) 124,631 shares subject to options and stock appreciation rights granted under the 1991 Plan and 2002 Stock Plan that are currently exercisable or exercisable within 60 days and (d) 21,676 shares allocated under the ESOP.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Policy on Review, Approval or Ratification of Transactions with Related Persons

        The Board of Directors has adopted a written policy with respect to transactions involving the Bank and "related persons" (generally the executive officers (anyone in the position of senior vice president and above), directors and principal stockholders and their immediate family members). All employee loans (other than loans to related persons) must be approved by a senior vice president authorized to grant credit, and all loans to related persons require prior approval by the Audit Committee.

        The Corporation intends that all transactions between the Corporation or the Bank and its officers, directors, holders of 10% or more of the shares of any class of its Common Stock and affiliates thereof, will contain terms no less favorable to the Corporation than could have been obtained by it in arm's-length negotiations with unaffiliated persons and will be approved by a majority of disinterested members of the Audit Committee.

        Additionally, all transactions with affiliates (an affiliate of a savings association includes the parent company, which controls the savings association and any other company that is controlled by the parent company, which controls the savings association) require the prior approval of a member of the executive management team.

Transactions With Related Persons

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

        Loans by the Bank to its officers and directors are not prohibited under Section 402 of the Sarbanes-Oxley Act of 2002 because the Bank is an insured depository institution and such loans are subject to the insider lending restrictions of Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. These provisions restrict loans and other transactions with affiliated persons of the Bank and require all such loans be made on terms and conditions comparable to those for similar transactions with non-affiliates. All loans by the Bank to its officers and directors are made in the ordinary course of business; are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank; and do not involve more than the normal risk of collectability or present other unfavorable features. All loans from the Bank to its officers, directors, key employees or their affiliates are approved by the Bank's Loan Committee and ratified by the Bank's Board of Directors.

Director Independence

        Our board is comprised of a majority of "independent" directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market.

        The Board of Directors has determined that the following current directors are independent directors as defined by the NASDAQ Marketplace Rules: Ms. Hamilton and Messrs. Day, Hanson, Horazdovsky, Van Wyhe and Vekich. Mr. Hage is not an independent director because he served as the Corporation's President and Chief Executive Officer. In accordance with NASDAQ rules, the independent directors meet in executive sessions without management directors present, both in conjunction with board meetings and from time to time.

        Our board of directors has audit, compensation, corporate governance and nominating, and executive committees. Each of the key committees (audit, compensation, and corporate governance and nominating) consists solely of members who are independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit committee is independent as defined in Exchange Act Rule 10A-3 and each member of the compensation committee is a non-employee director and is an outside director under the rules of the SEC and the IRS, respectively.

Item 14.    Principal Accountant Fees and Services.

Audit Committee Pre-Approval Policies

        Rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002 require audit committees of public companies to pre-approve audit and permissible non-audit services provided by their independent auditors. The Audit Committee has adopted detailed pre-approval policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services are pre-approved. During the fiscal year, in the event it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Corporation will obtain the specific pre-approval of the Audit Committee before engaging the independent auditor. The pre-approval policy requires the Audit Committee to be informed of each service performed by the independent auditor, and the policy does not include any delegation of the Audit Committee's responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the entire Audit Committee at its next scheduled meeting.

        During the fiscal year ended June 30, 2011, all services rendered by Eide Bailly, LLP, total amounts for which are set forth below, were pre-approved by the Audit Committee in compliance with these procedures.

        Eide served as the Corporation's independent registered public accounting firm for the fiscal year ended June 30, 2011, and fiscal year ended June 30, 2010. Fees billed to the Corporation by Eide for fiscal year 2011 and 2010 are set forth below.

  Fees for Fiscal Year Ended June 30, 2011

        Audit Fees.    Eide billed a total amount of $185,095 for "Audit Fees", which fees related to (i) the audit of the Corporation's annual financial statements and related attestation services for the fiscal year ended June 30, 2011, (ii) the reviews of the financial statements included in the Corporation's Forms 10-Q for the 2011 fiscal year, and (iii) the examination of management's assertion regarding the effectiveness of internal controls (FDICIA).

        Audit-Related Fees.    Eide billed a total amount of $46,500 for "Audit-Related Fees," which fees related to (i) the audit of the Corporation's pension plan and retirement savings plan during the fiscal year ended June 30, 2011, (ii) attestation services incurred in connection with the Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program, and (iii) the audit performed for the U.S. Department of Education related to the origination and servicing of student loans.

        Tax Fees.    Eide performed no professional tax services for the fiscal year ended June 30, 2011.

        All Other Fees.    Eide billed a total amount of $4,486 for "All Other Fees," which fees related to employment background screenings.

  Fees for Fiscal Year Ended June 30, 2010

        Audit Fees.    Eide billed a total amount of $174,000 for "Audit Fees", which fees related to (i) the audit of the Corporation's annual financial statements and related attestation services for the fiscal year ended June 30, 2010, (ii) the reviews of the financial statements included in the Corporation's Forms 10-Q for the 2010 fiscal year, and (iii) the examination of management's assertion regarding the effectiveness of internal controls (FDICIA).

        Audit-Related Fees.    Eide billed a total amount of $45,700 for "Audit Related Fees," which fees related to (i) the audit of the Corporation's pension plan and retirement savings plan during the fiscal year ended June 30, 2010, (ii) attestation services incurred in connection with the Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program, and (iii) the audit performed for the U.S. Department of Education related to the origination and servicing of student loans.

        Tax Fees.    Eide performed no professional tax services for the fiscal year ended June 30, 2010.

        All Other Fees.    Eide billed a total amount of $62,430 for "All Other Fees," which fees related to employment background screenings and review of the Corporation's Registration Statement on Form S-1.

        The Audit Committee considers the provision of services referenced above to be compatible with maintaining Eide's independence.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF FINANCIAL CORP.
Date: October 28, 2011	By:	/s/ STEPHEN M. BIANCHI Stephen M. Bianchi, President and Chief Executive Officer (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN M. BIANCHI Stephen M. Bianchi	President and Chief Executive Officer (Principal Executive and Operating Officer)	October 28, 2011
/s/ BRENT R. OLTHOFF Brent R. Olthoff	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 28, 2011
* Michael M. Vekich	Chairman
* Charles T. Day	Director
* Christine E. Hamilton	Director
* Robert L. Hanson	Director
* David J. Horazdovsky	Director

Name		Title	Date

* Thomas L. Van Wyhe		Director
*By	/s/ BRENT R. OLTHOFF Brent R. Olthoff Attorney-in-Fact		October 28, 2011

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 from the Company's Current Report on Form 8-K dated August 11, 2009, and filed with the SEC on August 17, 2009, file no. 033-44383).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 from the Company's Current Report on Form 8-K dated August 23, 2011, and filed with the SEC on August 29, 2011, file no. 033-44383).

4.1	Form of Common Stock Certificate, par value $0.01 per share (incorporated herein by reference to Exhibit 4.1 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, file no. 033-443831).

4.2	Warrant to Purchase Common Stock, dated November 21, 2008 (incorporated herein by reference to Exhibit 4.1 from the Company's Current Report on Form 8-K dated November 20, 2008, and filed with the SEC on November 24, 2008, file no. 033-44383).

10.1	Guarantee Agreement dated July 11, 2002, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 033-44383).

10.2	Indenture dated July 11, 2002, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 033-44383).

10.3	Guarantee Agreement dated December 19, 2002, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).

10.4	Indenture dated December 19, 2002, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).

10.5	Guarantee Agreement dated September 25, 2003, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).

10.6	Indenture dated September 25, 2003, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).

10.7	Guarantee Agreement dated December 7, 2006, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).

10.8	Indenture dated December 7, 2006, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).

10.9	Letter Agreement dated June 3, 2003, between HF Financial Corp. and First Tennessee Bank, NA (incorporated herein by reference to Exhibit 10.19 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, file no. 033-44383).

Exhibit Number		Description
10.10		Letter Agreement dated June 26, 2008, between HF Financial Corp. and First Tennessee Bank, NA (incorporated herein by reference to Exhibit 10.10 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, file no. 033-44383).

10.11		Commitment Letter/Letter Agreement effective May 15, 2009, between HF Financial Corp. and FTN Financial Group (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated May 15, 2009, and filed with the SEC on May 21, 2009, file no. 033-44383).

10.12	+	HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to the exhibits from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1993, file no. 033-44383).

10.13	+	Amendment No. 1 to the HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997, file no. 033-44383).

10.14	+	HF Financial Corp. 1996 Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.7 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997, file no. 033-44383).

10.15	+	HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 15, 2002, file no. 033-44383).

10.16	+	Amendment No. 1 to the HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.16 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, file no. 033-44383).

10.17	+	Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Appreciation Rights Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 13, 2006, and filed with the SEC on September 19, 2006, file no. 033-44383).

10.18	+	Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 26, 2005, and filed with the SEC on September 30, 2005, file no. 033-44383).

10.19	+	Restated Employment Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.20	+	Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.21	+	Form of Restated Employment Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Darrel L. Posegate, David A. Brown, Jon M. Gadberry, Brent R. Olthoff, Natalie A. Sundvold and Stephen M. Bianchi (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

Exhibit Number		Description
10.22	+	Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and Darrel L. Posegate (incorporated herein by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.23	+	Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and David A. Brown (incorporated herein by reference to Exhibit 10.5 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.24	+	Form of Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Jon M. Gadberry, Brent R. Olthoff, Natalie A. Sundvold and Stephen M. Bianchi (incorporated herein by reference to Exhibit 10.6 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.25	+	Home Federal Bank Amended and Restated Deferred Compensation Agreement for Curtis L. Hage, made December 31, 2008, by and between Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.7 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.26	+	HF Financial Corp. Excess Pension Plan for Executives (as amended and restated effective January 1, 2009) (incorporated herein by reference to Exhibit 10.8 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.34		Loan Agreement, dated September 30, 2009, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.35		Promissory Note, dated September 30, 2009, payable to United Bankers' Bank (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.36		Commercial Pledge Agreement, dated September 30, 2009, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.37	+	Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2010) (incorporated herein by reference to Exhibit 10.37 from the Company's Current Report on 10-K for the fiscal year ended June 30, 2011, file no. 033-44383).

10.38	+	Home Federal Bank Sixth Amended and Restated Long-Term Incentive Plan (as amended and restated effective July 1, 2010) (incorporated herein by reference to Exhibit 10.38 from the Company's Current Report on 10-K for the fiscal year ended June 30, 2011, file no. 033-44383).

10.39	+	Revised Employment Agreement by and among Home Federal Bank and Curtis L. Hage (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on 8-K dated July 22, 2010 and filed with the SEC on July 22, 2010, file no. 033-44383).

Exhibit Number		Description
10.40		Amendment to the Loan Agreement by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.35 from the Company's Current Report on 10-Q for the quarter ended September 30, 2010, and filed with the SEC on November 12, 2010, file no. 033-44383).

21.1	x	Subsidiaries of Registrant.

23.1	x	Consent of Independent Registered Accounting Firm.

24.1	x	Power of Attorney (set forth on the signature page).

31.1	*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

**
Furnished herewith.

x
Previously filed.

+
Indicates a management contract or compensation plan.

Index of Attached Exhibits

Exhibit Number
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.