Form 10-Q
period 2011-09-30
HF FINANCIAL CORP
filed 2011-11-14
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 10, 2011, there were 6,972,709 shares of the registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$29,161	$55,617
Securities available for sale	263,999	234,860
Federal Home Loan Bank stock	8,601	8,065
Loans held for sale	10,607	11,991

Loans and leases receivable	817,289	825,493
Allowance for loan and lease losses	(11,031)	(14,315)
Net loans and leases receivable	806,258	811,178

Accrued interest receivable	9,149	7,607
Office properties and equipment, net of accumulated depreciation	15,415	14,969
Foreclosed real estate and other properties	1,326	712
Cash value of life insurance	15,848	15,704
Servicing rights	12,939	12,952
Goodwill, net	4,366	4,366
Other assets	13,131	13,300
Total assets	$1,190,800	$1,191,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$884,180	$893,157
Advances from Federal Home Loan Bank and other borrowings	147,608	147,395
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	18,942	11,587
Accrued expenses and other liabilities	17,514	16,899
Total liabilities	1,096,081	1,096,875

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,057,778 and 9,057,727 shares issued at September 30, 2011 and June 30, 2011, respectively	91	91
Additional paid-in capital	45,210	45,116
Retained earnings, substantially restricted	82,210	81,554
Accumulated other comprehensive (loss), net of related deferred tax effect	(1,895)	(1,418)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at September 30, 2011 and June 30, 2011, respectively	(30,897)	(30,897)
Total stockholders’ equity	94,719	94,446
Total liabilities and stockholders’ equity	$1,190,800	$1,191,321

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
Interest, dividend and loan fee income:
Loans and leases receivable	$11,566	$12,708
Investment securities and interest-earning deposits	1,303	1,483
	12,869	14,191
Interest expense:
Deposits	2,157	2,612
Advances from Federal Home Loan Bank and other borrowings	1,614	1,954
	3,771	4,566
Net interest income	9,098	9,625
Provision for losses on loans and leases	522	3,367

Net interest income after provision for losses on loans and leases	8,576	6,258

Noninterest income:
Fees on deposits	1,629	1,609
Loan servicing income	471	502
Gain on sale of loans, net	376	747
Earnings on cash value of life insurance	171	166
Trust income	166	154
Gain on sale of securities, net	301	397
Other	251	207
	3,365	3,782
Noninterest expense:
Compensation and employee benefits	5,718	5,547
Occupancy and equipment	1,124	1,139
FDIC insurance	272	344
Check and data processing expense	715	706
Professional fees	836	591
Marketing and community investment	394	406
Foreclosed real estate and other properties, net	43	25
Other	687	669
	9,789	9,427

Income before income taxes	2,152	613

Income tax expense	711	123

Net income	$1,441	$490

Comprehensive income (loss)	$964	$(552)

Basic earnings per common share:	$0.21	$0.07
Diluted earnings per common share:	0.21	0.07
Dividends declared per common share	0.11	0.11

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$1,441	$490
Adjustments to reconcile net income to net cash provided by operating activities
Provision for losses on loans and leases	522	3,367
Depreciation	465	490
Amortization of discounts and premiums on securities and other	1,205	930
Stock based compensation	94	133
Net change in loans held for resale	1,760	7,914
(Gain) on sale of loans, net	(376)	(747)
Realized (gain) on sale of securities, net	(301)	(395)
(Gains) losses and provision-for-losses on sales of foreclosed real estate and other properties, net	14	3
Change in other assets and liabilities	(1,823)	(3,182)
Net cash provided by operating activities	3,001	9,003

Cash flows from investing activities
Loan participations purchased	—	(305)
Net change in loans outstanding	3,752	(8,135)
Securities available for sale
Sales, maturities, repayments and adjustments	27,765	30,140
Purchases	(57,097)	(34,679)
Purchase of Federal Home Loan Bank stock	(947)	(2,720)
Redemption of Federal Home Loan Bank stock	411	1,406
Purchase of office properties and equipment	(911)	(822)
Purchase of servicing rights from external sources	(247)	(292)
Proceeds from sale of foreclosed real estate and other properties	11	48
Net cash (used in) investing activities	(27,263)	(15,359)

Cash flows from financing activities
Net (decrease) in deposit accounts	(8,977)	(36,646)
Proceeds of advances from Federal Home Loan Bank and other borrowings	78,885	259,817
Payments on advances from Federal Home Loan Bank and other borrowings	(78,672)	(220,170)
Increase in advances by borrowers	7,355	5,031
Proceeds from issuance of common stock	—	139
Cash dividends paid	(785)	(782)
Net cash provided by (used in) financing activities	(2,194)	7,389

Increase (decrease) in cash and cash equivalents	(26,456)	1,033
Cash and cash equivalents
Beginning	55,617	20,805
Ending	$29,161	$21,838

Supplemental disclosures of cash flows information
Cash payments for interest	$4,211	$4,405
Cash payments for income and franchise taxes, net	16	13

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 1—SELECTED ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited.  However, in the opinion of management, adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for the interim periods have been included.  Results for any interim period are not necessarily indicative of results to be expected for the fiscal year.  Interim consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (“fiscal 2011”), filed with the Securities and Exchange Commission.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the industry.

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

Management has evaluated subsequent events for potential disclosure or recognition through November 14, 2011, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Reclassification

Certain balances from September 30, 2010 have been reclassified in the Notes to Consolidated Financial Statements to conform to the fiscal 2012 presentation.

NOTE 2—REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at September 30, 2011:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$59,053	5.00%
Actual	113,789	9.63
Excess over required	54,736	4.63

Total Risk-based capital (to risk-weighted assets):
Required	$90,518	10.00%
Actual	124,820	13.79
Excess over required	34,302	3.79

NOTE 3—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares outstanding include the nonvested shares of the Company.  See Note 10 “Stock-Based Compensation Plans” for

additional information related to the nonvested share activity.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.  The weighted average number of basic common shares outstanding for the three months ended September 30, 2011 and 2010 was 6,974,066 and 6,946,303, respectively.

Dilutive earnings per common share is similar to the computation of basic earnings per common share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended September 30, 2011 and 2010 was 6,974,066 and 6,946,547, respectively.

NOTE 4—INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	September 30, 2011
		Total Other-Than
		Temporary
		Impairment
		Recognized in	Adjusted	Gross	Gross
	Amortized	Accumulated Other	Carrying	Unrealized	Unrealized	Fair
	Cost	Comprehensive Income	Cost	Gains	(Losses)	Value

Debt securities:
U.S. government agencies	$2,014	$—	$2,014	$15	$—	$2,029
Municipal bonds	9,712	—	9,712	369	—	10,081
	11,726	—	11,726	384	—	12,110

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	—	7
Other investments	253	—	253	—	—	253
	268	(8)	260	—	—	260

Agency residential mortgage- backed securities	249,008	—	249,008	2,937	(316)	251,629
	$261,002	$(8)	$260,994	$3,321	$(316)	$263,999

	September 30, 2010
		Total Other-Than
		Temporary
		Impairment
		Recognized in	Adjusted	Gross	Gross
	Amortized	Accumulated Other	Carrying	Unrealized	Unrealized	Fair
	Cost	Comprehensive Income	Cost	Gains	(Losses)	Value

Debt securities:
U.S. government agencies	$4,550	$—	$4,550	$30	$—	$4,580
Municipal bonds	14,161	—	14,161	583	(12)	14,732
Trust preferred securities	12,370	(3,080)	9,290	—	(6,021)	3,269
	31,081	(3,080)	28,001	613	(6,033)	22,581

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	(3)	4
Other investments	253	—	253	—	—	253
	268	(8)	260	—	(3)	257

Agency residential mortgage- backed securities	241,532	—	241,532	4,632	(286)	245,878
	$272,881	$(3,088)	$269,793	$5,245	$(6,322)	$268,716

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

The following table presents the fair value and age of gross unrealized losses by investment category at September 30, 2011:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
(Dollars in Thousands)
Agency residential mortgage- backed securities	$54,104	$(311)	$337	$(5)	$54,441	$(316)

The unrealized losses reported for agency residential mortgage-backed securities relate to 27 securities issued by Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of September 30, 2011, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income at the beginning of the fiscal year was $8,000 which was all attributed to FNMA common stock.  There were no additional credit losses for which an other-than-temporary impairment was recognized for the three months ended September 30, 2011.

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	September 30, 2011
					TOTAL
	Less than	1 to 5	5 to 10	Over 10	Adjusted	Fair
	1 Year	Years	Years	Years	Carrying Cost	Values
	(Dollars in Thousands)

U.S. government agencies	$—	$2,014	$—	$—	$2,014	$2,029
Municipal bonds	1,277	3,626	3,611	1,198	9,712	10,081
Agency residential mortgage- backed securities	—	—	1,414	247,594	249,008	251,629
Total investment securities	$1,277	$5,640	$5,025	$248,792	$260,734	$263,739

For the three months ended September 30, 2011, gross proceeds from the securities sold at a gain were $15.8 million, resulting in a gain on sale of securities of $301,000.  This compares to gross proceeds of $12.6 million, resulting in a gain on sale of securities of $397,000 for the three months ended September 30, 2010.  No securities were sold for a loss during the first quarter of fiscal 2012 or fiscal 2011.

NOTE 5—LOANS AND LEASES RECEIVABLE

Loans and leases receivable by classes within portfolio segments at September 30, 2011 and June 30, 2011, consist of the following:

	September 30, 2011		June 30, 2011
	Amount	Percent	Amount	Percent

Residential:
One-to four-family	$63,093	7.7%	$57,766	7.0%
Construction	3,404	0.4%	4,186	0.5%
Commercial:
Commercial business (1)	100,997	12.4%	104,227	12.6%
Equipment finance leases	5,571	0.7%	6,279	0.8%
Commercial real estate:
Commercial real estate	225,262	27.5%	219,800	26.6%
Multi-family real estate	48,861	6.0%	49,307	6.0%
Construction	18,139	2.2%	13,584	1.7%
Agricultural:
Agricultural real estate	107,589	13.2%	111,808	13.5%
Agricultural business	124,324	15.2%	138,818	16.8%
Consumer:
Consumer direct	20,470	2.5%	20,120	2.4%
Consumer home equity	93,330	11.4%	94,037	11.4%
Consumer overdraft & reserve	4,871	0.6%	3,426	0.4%
Consumer indirect	1,378	0.2%	2,135	0.3%

Total loans and leases receivable (2)	$817,289	100.0%	$825,493	100.0%

(1) Includes $2,377 and $2,377 tax exempt leases at September 30, 2011 and June 30, 2011, respectively.

(2) Net of undisbursed portion of loans in process and deferred loan fees and discounts.

The following tables summarize the activity in the allowance for credit losses by portfolio segment and the related statement balances at or for the three months ended September 30, 2011:

			Commercial
	Residential	Commercial	Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)
Allowance for Credit Losses:
Balance at beginning of period	$333	$1,464	$1,683	$9,266	$1,569	$14,315
Charge-offs	(29)	(437)	(276)	(2,796)	(350)	(3,888)
Recoveries	—	—	—	36	46	82
Provisions	(64)	192	54	(115)	455	522

Balance at end of period	$240	$1,219	$1,461	$6,391	$1,720	$11,031

Individually evaluated for impairment	33	60	35	3,514	34	3,676
Collectively evaluated for impairment	207	1,159	1,426	2,877	1,686	7,355

Balance at end of period	$240	$1,219	$1,461	$6,391	$1,720	$11,031

Financing Receivables:
Ending Balance	$66,497	$106,568	$292,262	$231,913	$120,049	$817,289

Individually evaluated for impairment	337	534	1,044	24,998	123	27,036
Collectively evaluated for impairment	66,160	106,034	291,218	206,915	119,926	790,253

Balance at end of period	$66,497	$106,568	$292,262	$231,913	$120,049	$817,289

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

Special Mention -  Loans classified as special mention possess potential weaknesses that require management attention, but do not yet warrant adverse classification. While the status of a loan put on this list may not technically trigger their classification as Substandard or Doubtful, it is considered a proactive way to identify potential issues and address them before the situation deteriorates further and does result in a loss for the Bank.

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

Doubtful -  Loans classified as doubtful have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that fall into this class are deemed collateral dependent and an individual impairment analysis is performed on all relationships. Loans in this category are allocated a specific reserve if the estimated discounted cash flows from the loan (or collateral value less cost to sell for collateral dependent loans) do not support the outstanding loan balance or charged off if deemed uncollectible.

The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments at September 30, 2011:

Credit risk profile by internally assigned grade - Commercial, Commercial real estate and Agricultural portfolio segments:

		Special
	Pass	Mention	Substandard	Doubtful
	(Dollars in Thousands)
Commercial:
Commercial business	$92,014	$1,779	$6,670	$534
Equipment finance leases	5,294	125	98	54
Commercial real estate:
Commercial real estate	212,019	10,194	2,372	677
Multi-family real estate	47,836	—	993	32
Construction	18,140	—	—	—
Agricultural:
Agricultural real estate	75,783	15,288	3,456	13,062
Agricultural business	99,119	11,351	4,217	9,636
	$550,205	$38,737	$17,806	$23,995

Residential and consumer loans are managed on a pool basis due to their homogeneous nature.  Loans that are delinquent 90 days or more or are not accruing interest are considered nonperforming.

The following table presents the recorded investment in residential and consumer loans by class based on payment activity at September 30, 2011:

Credit risk profile based on payment activity - Residential and Consumer portfolio segments:

	Performing	Nonperforming
	(Dollars in Thousands)
Residential:
One- to four-family	$61,590	$1,503
Construction	3,405	—
Consumer:
Consumer direct	20,461	8
Consumer home equity	93,006	324
Consumer OD & reserves	4,871	—
Consumer indirect	1,353	26

	$184,686	$1,861

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances at September 30, 2011:

						Recorded
	Accruing and Nonaccruing Loans					Investment >		Total
	30- 59 Days	60- 89 Days	Greater Than	Total		90 Days and	Nonaccrual	Nonperforming
	Past Due	Past Due	89 Days	Past Due	Current	Accruing (1)	Balance	Loans
Residential:
One-to four-family	$150	$237	$1,377	$1,764	$61,329	$65	$1,438	$1,503
Construction	—	—	—	—	3,404	—	—	—
Commercial:
Commercial business	171	226	601	998	99,999	148	553	701
Equipment finance leases	41	40	114	195	5,376	—	114	114
Commercial real estate:
Commercial real estate	—	88	786	874	224,388	113	683	796
Multi-family real estate		—	32	32	48,829	—	32	32
Construction	—	—	—	—	18,139	—	—	—
Agricultural:
Agricultural real estate	485	—	3,688	4,173	103,416	1,189	13,303	14,492
Agricultural business	1,076	808	5,407	7,291	117,033	2,318	9,744	12,062
Consumer:
Consumer direct	12	—	8	20	20,450	—	8	8
Consumer Home equity	195	65	324	584	92,746	—	324	324
Consumer OD & Reserve	4	—	—	4	4,867	—	—	—
Consumer indirect	16	3	25	44	1,334	—	26	26

Total	$2,150	$1,467	$12,362	$15,979	$801,310	$3,833	$26,225	$30,058

(1)  Loans accruing which are delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

At September 30, 2011, the Company has identified $27.0 million of loans as impaired which includes performing troubled debt restructurings.  A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters’ averages to determine an annual average balance.

The following table summarizes impaired loans by class of loans and the specific valuation allowance and interest income related to each at or for the three months ended September 30, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance (1)	Allowance	Investment	Recognized
	(Dollars in Thousands)
With no related allowance recorded:
Commercial business	$399	$711	$—	$711	$—
Commercial real estate	677	948	—	954	—
Multi-family real estate	33	32	—	32	—
Agricultural real estate	9,826	10,402	—	10,579	—
Agricultural business	5,395	7,716	—	7,659	—

	16,330	19,809	—	19,935	$—
With an allowance recorded:
One-to four-family	337	337	33	337	6
Commercial business	135	355	60	132	—
Commercial real estate	334	334	35	334	4
Agricultural real estate	3,475	3,475	973	3,475	7
Agricultural business	6,302	6,302	2,541	6,444	33
Consumer home equity	123	123	34	123	2

	10,706	10,926	3,676	10,845	52
Total:
One-to four-family	337	337	33	337	6
Commercial business	534	1,066	60	843	—
Commercial real estate	1,011	1,282	35	1,288	4
Multi-family real estate	33	32	—	32	—
Agricultural real estate	13,301	13,877	973	14,054	7
Agricultural business	11,697	14,018	2,541	14,103	33
Consumer home equity	123	123	34	123	2

	$27,036	$30,735	$3,676	$30,780	$52

(1)  Represents the borrower’s loan obligation, gross of any previously charged-off amounts.

Modifications of terms for loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve reduction of the interest rate or renewing at an interest rate below current market rates, extension of the term of the loan and/or forgiveness of principal, regardless of the period of the modification. Generally, the Company will allow interest rate reductions for a period of less than two years after which the loan reverts back to the contractual interest rate. Each of the loans included as troubled debt restructurings at September 30, 2011, had interest rate modifications from 6 months to 2 years before reverting back to the original interest rate or had extended repayment terms with increased interest rates. All of the loans were modified due to financial stress of the borrower.

The following is a summary of performing troubled debt restructurings which are in compliance with their modified terms at September 30, 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investments	Recorded Investments
		(Dollars in Thousands)

Troubled Debt Restructuring
Residential	2	$69	$69
Commercial	1	370	370
Agricultural (1)	9	15,234	15,032
Consumer	3	392	391
	15	$16,065	$15,862

(1)  Includes five contracts, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $12,128.

Excluded from above, the Company has one commercial business and three agricultural loans with a recorded balance of $130,000 and $4.6 million, respectively, at September 30, 2011, which are not in compliance with their restructured terms and are in nonaccrual status.   The commercial loan and one agricultural loan were in nonaccrual status, while the remaining two agricultural loans were accruing interest at the time of the original restructuring.  Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments.   For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.

NOTE 6—LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

The following tables summarize the activity in, and the main assumptions used to estimate the amortization of, servicing rights:

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in Thousands)

Balance, beginning	$12,952	$12,733
Additions	445	621
Amortization	(458)	(384)
Balance, ending	$12,939	$12,970

Servicing fees received	$929	$886
Balance of loans serviced at:
Beginning of period	1,199,059	1,138,793
End of period	1,205,181	1,159,175

Amortization of servicing rights is adjusted each quarter as the result of the evaluation of historical prepayment activity.  For the first quarter ended September 30, 2011 and 2010, the constant prepayment rates (CPR) used to calculate the amortization was 10.3% and 8.0%, respectively.  Management utilized a discount rate of 9.0% for valuation purposes for both periods.   Prepayment speeds calculated at September 30, 2011 and 2010 were 11.9% and 11.9%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

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

The following tables summarize segment reporting information:

	Three Months Ended September 30,
	2011			2010
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$9,488	$(390)	$9,098	$10,076	$(451)	$9,625
Provision for losses on loans and leases	(522)	—	(522)	(3,367)	—	(3,367)
Non-interest income	3,288	77	3,365	3,666	116	3,782
Intersegment non-interest income	(57)	(9)	(66)	(49)	(15)	(64)
Non-interest expense	(9,074)	(715)	(9,789)	(8,937)	(490)	(9,427)
Intersegment non-interest expense	—	66	66	—	64	64
Income (loss) before income taxes	$3,123	$(971)	$2,152	$1,389	$(776)	$613

Total assets at September 30	$1,182,570	$8,230	$1,190,800	$1,246,841	$13,643	$1,260,484

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

Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in Thousands)

Service cost	$196	$147
Interest cost	177	154
Amortization of prior losses	—	23
Expected return on plan assets	(193)	(159)
Total costs recognized in expense	$180	$165

The Company previously disclosed in its consolidated financial statements for fiscal 2011, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $455,000 in fiscal 2011 to fund its qualified pension plan.  The Company anticipates that a contribution of $470,000 will be made in the second quarter of fiscal 2012.

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

The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended June 30,
	2012	2011
	(Dollars in Thousands)

Quarter ended September 30	$445	$587
Quarter ended December 31	—	483
Quarter ended March 31	—	451
Quarter ended June 30	—	461
Net healthcare costs	$445	$1,982

NOTE 10—STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock appreciation rights (SARs) granted in the three months ended September 30, 2011 and 2010.

Stock option activity for the three months ended September 30, 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Beginning balance	113,638	$13.46
Granted	—	—
Forfeited	(13,811)	11.31
Exercised	—	—

Ending balance	99,827	$13.76	2.35	$—

Vested and exercisable	99,827	$13.76	2.35	$—

Stock appreciation rights activity for the three months ended September 30, 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value

Beginning balance	179,951	$13.69
Granted	—	—
Forfeited	(5,739)	13.81
Exercised	—	—

Ending balance	174,212	$13.69	7.25	$—

Vested and exercisable	114,552	$14.13	6.97	$—

The total intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was $0 and $3,000, respectively.  Cash received from the exercise of these options was $0 and $139,000, respectively.  There were no cashless option exercises or related tax benefit realized for the three months ended September 30, 2011 and 2010.   There were no stock appreciation rights (SARs) granted during the three months ended September 30, 2011 and 2010.  The total unrecognized compensation cost related to nonvested SARs awards at September 30, 2011 was $103,000.  This unrecognized cost is expected to be recognized over a weighted average period of 21 months.

Nonvested share activity for the three months ended September 30, follows:

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance, beginning	37,810	$11.77	69,475	$13.68
Granted	350	8.48	6,847	9.92
Vested	(6,980)	13.08	(31,190)	16.33
Forfeited	(299)	13.03	—	—

Nonvested balance, ending	30,881	$11.42	45,132	$11.29

Pretax compensation expense recognized for nonvested shares for the three months ended September 30, 2011, and 2010 was $28,000 and $71,000, respectively.  The tax benefit for the three months ended September 30, 2011, and 2010 was $10,000 and $24,000, respectively.  As of September 30, 2011, there was $133,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 24 months.  The total fair value of shares vested during the three months ended September 30, 2011 and 2010 was $91,000 and $509,000, respectively.

In association with the Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the second and fourth quarters of fiscal 2011, 16,419 and 2,358 shares of nonvested stock were awarded, respectively, which vest on the first anniversary of the date of grant.  As of September 30, 2011, there was $55,000 of total unrecognized compensation cost related to nonvested shares, which is expected to be recognized over the remaining period of three months.  For the three months ended September 30, 2011, amortization expense was recorded in the amount of $46,000.

These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for fiscal 2011, under Note 16 of “Notes to Consolidated Financial Statements.”

NOTE 11—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

The Company has issued and outstanding 27,000 shares totaling $27.0 million of Company Obligated Mandatorily Redeemable Preferred Securities. These four Trusts were established and exist for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole assets of the four Trusts. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.65% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond the respective maturity date. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for two of the four securities as the call option date has passed. The remaining two securities comprising a total of $15.0 million and have call option dates of March 1, 2012 and October 1, 2012.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

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

The Company has outstanding interest rate swap agreements totaling $17.0 million notional amount to convert four variable-rate Trust Preferred securities into fixed-rate instruments.  The agreements have a weighted average maturity of 1.4 years and have fixed rates ranging from 5.93% to 6.91% with a weighted average rate of 6.40%.  The fair value of the derivatives was an unrealized loss of $797,000 and $851,000 at September 30, 2011, and 2010, respectively.   The Company also has four forward-starting interest rate swap agreements totaling $20.0 million, which will replace the existing swap agreements upon their expiration.  The agreements have a weighted average effective date of 0.4 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.97%.  The fair value of the derivatives was an unrealized loss of $2.3 million and $1.4 million at September 30, 2011, and 2010, respectively.  The Company pledged $3.2 million in cash under collateral arrangements as of September 30, 2011, to satisfy collateral requirements associated with these interest rate swap contracts.

The Company has outstanding five interest rate swap agreements with notional amounts totaling $35.0 million to convert the variable-rate attributes of a pool of deposits into fixed-rate instruments.  The agreements have a weighted average maturity of 2.6 years and have fixed rates ranging from 2.09% to 2.56% with a weighted average rate of 2.36%.  The fair value of the agreements is an unrealized loss of $2.0 million at September 30, 2011 and $1.8 million at September 30, 2010.  The Company pledged $2.1 million in investment securities under collateral arrangements as of September 30, 2011, to satisfy collateral requirements associated with these interest rate swap contracts.

The Company has outstanding two borrower interest rate swap agreements with notional amounts totaling $1.9 million to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  The fair value of these derivatives were an unrealized gain of $101,000 reported in other assets and an unrealized loss of $101,000 reported as accrued expenses and other liabilities at September 30, 2011.  The derivatives had no impact on the consolidated statements of income for the three months ended September 30, 2011.  Any amounts due to the Company are expected to be collected from the borrower.  Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible.  Management monitors this credit exposure on a quarterly basis.

No gain or loss was recognized in earnings for the three months ended September 30, 2011, and 2010 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of September 30, 2011, are expected to be reclassified into earnings during the current fiscal year.  See Note 13 “Accumulated Other Comprehensive Loss” for amounts reported as other comprehensive loss.

The following table summarizes the derivative financial instruments utilized as of September 30, 2011:

		Notional	Estimated Fair Value
	Balance Sheet Location	Amount	Gain	Loss

Cash flow hedge	Other assets	$37,000	$—	$(3,073)
Non-designated derivatives	Other assets	1,920	101	—
Cash flow hedge	Accrued expenses and other liabilities	35,000	—	(2,042)
Non-designated derivatives	Accrued expenses and other liabilities	1,920	—	(101)

		$75,840	$101	$(5,216)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of September 30, 2011:

		Average	Fair
	Notional	Maturity	Value	Weighted Average Rate
	Value	(years)	(Loss)	Receive	Pay

Liability conversion swaps	$72,000	2.9	$(5,115)	2.14%	3.68%
Back-to-back customer interest rate swaps	3,840	4.6	—	4.13	4.13

	$75,840		$(5,115)

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in Thousands)

Net income	$1,441	$490
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized gain (losses) on other securities available for sale	551	278
Reclassification adjustment:
Security (gains) recognized in earnings	(301)	(397)
Net unrealized gains (losses)	250	(119)
Income tax benefit (expense)	(95)	45
Other comprehensive income (loss) on securities available for sale	155	(74)

Defined benefit plan:
Other comprehensive (loss) on defined benefit plan	—	—

Cash flow hedging activities-interest rate swap contracts:
Net unrealized (losses)	(1,269)	(1,467)
Income tax benefit	637	499
Other comprehensive (loss) on cash flow hedging activities-interest rate swap contracts	(632)	(968)

Total other comprehensive (loss)	(477)	(1,042)

Comprehensive income (loss)	$964	$(552)

Cumulative other comprehensive (loss) balances were:

Unrealized gain/(loss) on securities available for sale, net of related tax effect of $1,142 and ($409)	$1,863	$(668)
Unrealized loss on defined benefit plan, net of related tax effect of $360 and $441	(587)	(719)
Unrealized loss on cash flow hedging activities, net of related tax effect of $1,944 and $1,504	(3,171)	(2,920)

	$(1,895)	$(4,307)

NOTE 14—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the consolidated statements of financial condition. The contract or notional amount of those instruments reflects the extent of the Bank’s involvement in particular classes of financial instruments.

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

Estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Financial Assets
Cash and cash equivalents	$29,161	$29,161	$55,617	$55,617
Securities	263,999	263,999	234,860	234,860
Federal Home Loan Bank stock	8,601	8,601	8,065	8,065
Loans and leases receivable	816,865	819,939	823,169	825,905
Accrued interest receivable	9,149	9,149	7,607	7,607
Servicing rights	12,939	14,419	12,952	15,396
Interest rate swap contracts	(2,972)	(2,972)	(2,161)	(2,161)

Financial liabilities
Deposits	884,180	887,620	893,157	896,388
Interest rate swap contracts	2,143	2,143	1,685	1,685
Borrowed funds	147,608	156,713	147,395	154,521
Subordinated debentures payable to trusts	27,837	24,634	27,837	28,933
Accrued interest payable and advances by borrowers for taxes and insurance	21,735	21,735	14,820	14,820

Fair Value Measurement

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The fair value of a financial instrument is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair value accounting guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at September 30, 2011:

	Quoted Prices	Significant	Significant
	In Active	Other Observable	Unobservable
	Markets	Inputs	Inputs	Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in Thousands)
Securities available for sale
Debt securities:
U.S. government agencies	$—	$2,029	$—	$2,029
Municipal bonds	—	10,081	—	10,081
Equity securities:
Federal Ag Mortgage	7	—	—	7
Other investments	—	253	—	253
Agency residential
mortgage-backed securities	—	251,629	—	251,629
Securities available for sale	7	263,992	—	263,999
Interest rate swap contracts	—	(2,972)	—	(2,972)
Total assets	7	261,020	—	261,027

Interest rate swap contracts	—	2,143	—	2,143
Total liabilities	$—	$2,143	$—	$2,143

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

Interest rate swap contracts:  The fair values of interest rate swap contracts relate to cash flow hedges of trust preferred debt securities issued by the Company cash flow hedges of variable rate deposits, and for specific borrower interest rate swap contracts classified as non-designated derivatives.  The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves, and include the value associated with counterparty credit risk.

The table below presents the Company’s assets subject to the nonrecurring fair value measurements by level within the hierarchy at September 30, 2011:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable	Fiscal 2012
	Markets	Inputs	Inputs	Incurred
	(Level 1)	(Level 2)	(Level 3)	Losses

Loans held for sale	$—	$10,607	$—	$—
Impaired loans	—	7,323	19,713	—
Mortgage servicing rights	—	—	12,939	—
Foreclosed assets	—	—	289	107

Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics, which the Company classifies as a Level 2 nonrecurring fair value measurement.

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

Executive Summary

The Company’s net income for the first three months of fiscal 2012 was $1.4 million, or $0.21 in diluted earnings per common share, compared to $490,000, or $0.07 in diluted earnings per common share, for the same period of fiscal 2011.

Net interest income for the first three months of fiscal 2012 was $9.1 million, a decrease of $527,000, or 5.5%, compared to the same period a year ago.  For the three months ended September 30, 2011, average interest-earning assets and average interest-bearing liabilities decreased 2.7% and 5.3%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 4.53% for the first three months of fiscal 2012, compared to 4.85% a year ago, a decrease of 32 basis points.  For the same period, cost of deposits, which include all interest-bearing and noninterest bearing deposits, decreased to 0.96%, compared to 1.17%, a decrease of 21 basis points.

The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the three months ended September 30, 2011 was 3.24%, which is a decrease of 9 basis points from the same period of the prior fiscal year.  This margin declined due to the decreases in yield associated with the loan and investment rates in excess of the decrease in the deposit rates paid.  A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the interest-bearing liabilities, and the average balances for these categories decreased when compared to the same quarter of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

The allowance for loan and lease losses decreased $3.3 million to $11.0 million at September 30, 2011, compared to June 30, 2011.  The ratio of allowance for loan and lease losses to total loans and leases was 1.35% as of September 30, 2011 compared to 1.73% and 1.40% at June 30, 2011 and September 30, 2010, respectively.  Total nonperforming assets at September 30, 2011 were $31.4 million as compared to $37.2 million and $23.1 million at June 30, 2011 and September 30, 2010, respectively.  The ratio of nonperforming assets to total assets decreased to 2.64% at September 30, 2011, compared to 3.12% at June 30, 2011, but increased from 1.84% at September 30, 2010.  The overall decrease in nonperforming assets from the previous quarter was primarily attributed to improving conditions in the regional agricultural market, which had previously negatively impacted the ratio.  The valuation allowance recorded in accordance with ASC 310-40 on identified impaired loans decreased to $3.7 million at September 30, 2011, compared to $6.6 million at June 30, 2011.  During the first fiscal quarter of 2012, the Company recorded charge-offs of $3.9 million, which reduced the amount of valuation allowance required on classified assets.  The valuation allowance on impaired loans increased by $762,000 from $2.9 million at September 30, 2010, due primarily to the dairy sector within the agricultural loan class.  All identified impaired loans are reviewed to assess the borrower’s ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.

Foreclosed real estate and other properties increased by $614,000 to $1.3 million at September 30, 2011 from June 30, 2011, primarily consisting of residential loans that were foreclosed and unsold at quarter end.   When compared to September 30, 2010, the Company has increased these assets by $384,000.

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

Total deposits at September 30, 2011, were $884.2 million, a decrease of $9.0 million, or 1.0% from June 30, 2011.  During the three month period, in-market deposits, exclusive of public funds, increased $17.6 million, while out-of-market deposits and public funds decreased $1.7 million and $24.8 million, respectively.  The primary factor affecting interest expense was the decrease in the average rates paid to 1.11% on interest-bearing deposits for the three month period ended September 30, 2011, compared to 1.32% for the three month period ended September 30, 2010.

On October 31, 2011, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the first quarter of fiscal 2012.  The dividend will be paid on November 17, 2011, to stockholders of record on November 10, 2011.

The total risk-based capital ratio of 13.79% at September 30, 2011, increased by 51 basis points from 13.28% at June 30, 2011.  Tier I capital increased 19 basis points to 9.63% at September 30, 2011 when compared to 9.44% at June 30, 2011. This continues to place the Bank in the “well-capitalized” category within OCC regulation at September 30, 2011 and is consistent with the “well-capitalized” OCC category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.

Noninterest income was $3.4 million for the three months ended September 30, 2011, compared to $3.8 million for the same period in the prior fiscal year, a decrease of $417,000.  This decrease is due primarily to smaller net gain on sale of loans and securities of $371,000 and $96,000, respectively.

Noninterest expense was $9.8 million for the three months ended September 30, 2011, as compared to $9.4 million for the same period of the prior fiscal year, an increase of $362,000, or 3.8%.  The increase was attributed primarily to increases in compensation and employee benefits and in professional fees of $171,000 and $245,000, respectively.  These costs increased primarily due to elevated compensation expenses partially related to a one-time accrual resulting from an executive separation agreement, along with other increases in professional fees related in part to certain employment, regulatory and governance matters.

On November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar year 2009 and the entire calendar years of 2010, 2011, and 2012.  On December 30, 2009, the Company paid $4.9 million, which was recorded as a prepaid asset and is being proportionally expensed as each quarter elapses. At September 30, 2011, the remaining balance recorded as a prepaid asset was $2.1 million.

During the first quarter of fiscal 2012, the FDIC assessed a charge of $249,000 compared to $352,000 for the previous quarter and $305,000 for the same quarter of the prior year.  This decrease from the prior quarter is the result of modifying the assessment to an asset based computation compared to the prior method, which was entirely based on the amount of deposits.  The increase from the prior year to the prior quarter reflected rate increases assessed by the FDIC.

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

Financial Condition Data

At September 30, 2011, the Company had total assets of $1.2 billion, a decrease of $521,000 from the level at June 30, 2011.  Securities available for sale increased $29.1 million during the first quarter, but was partially offset by the decrease in cash and cash equivalents.  In addition, loans and leases receivable decreased by $8.2 million, but were partially offset by a decrease in the allowance for loan and lease losses of $3.3 million.  Accrued interest receivable increased $1.5 million during this period.  Total liabilities remained relatively unchanged during the three month period ended September 30, 2011.  Deposits decreased by $9.0 million, while advances by borrowers for taxes and insurance increased $7.4 million.  Accrued expenses and other liabilities also increased by $615,000 which minimized the net change to total liabilities for the period.  Stockholders’ equity increased $273,000 to $94.7 million at September 30, 2011 due to an increase in retained earnings from net income and partially offset by decreases to stockholders’ equity resulting from accumulated other comprehensive losses.

Securities available for sale increased by $29.1 million primarily due to the purchase of agency residential mortgage-backed securities during the quarter of $31.2 million.

Net loans and leases receivable decreased $4.9 million at September 30, 2011, as compared to June 30, 2011, due in part to decreases in agricultural loans of $18.7 million and commercial loans of $3.9 million.  Residential and commercial real estate loans increased by $4.5 million and $9.6 million, respectively, to partially offset the decreases in agricultural and commercial loans.  There was also a decrease in the allowance for loan and lease losses of $3.3 million since June 30, 2011 which contributed to reducing the overall decline in net loans and leases receivable.

Cash and cash equivalents decreased $26.5 million at September 30, 2011, as compared to June 30, 2011.  See the “Consolidated Statement of Cash Flows” for an in-depth analysis of the change in cash and cash equivalents for the three months ended September 30, 2011.

Deposits decreased $9.0 million at September 30, 2011, as compared to June 30, 2011.  Certificates of deposits, noninterest bearing accounts, and money market accounts decreased $23.6 million, $16.8 million, and $1.2 million, respectively, since June 30, 2011.  Interest-bearing checking increased $10.9 million and savings accounts increased $21.6 million to partially offset the other account decreases during the three month period ended September 30, 2011.  Public fund account balances, which are included in the various deposit categories, decreased $24.8 million to $165.3 million at September 30, 2011 in part as a result of seasonal fluctuations typical with these types of municipal deposits.  Deposit accounts, excluding public funds and out-of-market certificates increased by $17.6 million.  Advances by borrowers for taxes and insurance increased $7.4 million at September 30, 2011, as compared to June 30, 2011, due to the cyclical nature and timing of payments made for real estate taxes to the various governmental agencies.

Stockholders’ equity increased $273,000 to $94.7 million at September 30, 2011. Net income and stock amortization increased stockholders’ equity by $1.4 million and $94,000, respectively, while dividends reduced stockholders’ equity by $785,000 during the period.  Accumulated other comprehensive losses decreased retained earnings by $1.0 million, but was partially offset by the deferred tax effect of $542,000 during the first three months of fiscal 2012.

The following table shows the composition of the Company’s deposit accounts:

	September 30, 2011		June 30, 2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$115,632	13.08%	$132,389	14.82%
Interest bearing checking accounts	124,313	14.06	113,367	12.69
Money market accounts	196,466	22.22	197,624	22.13
Savings accounts	106,015	11.99	84,449	9.46
In-market certificates of deposit	327,770	37.07	349,606	39.14
Out-of-market certificates of deposit	13,984	1.58	15,722	1.76
Total deposits	$884,180	100.00%	$893,157	100.00%

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

	Three Months Ended September 30,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$832,298	$11,566	5.53%	$892,630	$12,708	5.65%
Investment securities (2) (3)	289,492	1,241	1.71%	258,379	1,430	2.20%
FHLB stock	8,232	62	3.00%	10,609	53	1.98%

Total interest-earning assets	1,130,022	$12,869	4.53%	1,161,618	$14,191	4.85%
Noninterest-earning assets	69,100			79,949
Total assets	$1,199,122			$1,241,567

Interest-bearing liabilities:
Deposits:
Checking and money market	$311,203	$532	0.68%	$269,008	$381	0.56%
Savings	113,693	81	0.28%	76,507	65	0.34%
Certificates of deposit	350,521	1,544	1.75%	436,885	2,166	1.97%
Total interest-bearing deposits	775,417	2,157	1.11%	782,400	2,612	1.32%
FHLB advances and other borrowings	148,936	1,159	3.10%	195,220	1,493	3.03%
Subordinated debentures payable to trusts	27,837	455	6.50%	27,837	461	6.57%

Total interest-bearing liabilities	952,190	3,771	1.58%	1,005,457	4,566	1.80%
Noninterest-bearing deposits	119,758			104,727
Other liabilities	32,834			37,184
Total liabilities	1,104,782			1,147,368
Equity	94,340			94,199
Total liabilities and equity	$1,199,122			$1,241,567

Net interest income; interest rate spread (4)		$9,098	2.95%		$9,625	3.05%

Net interest margin (4) (5)			3.20%			3.29%

Net interest margin, TE (6)			3.24%			3.33%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold and federal reserve demand deposits.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the three months ended September 30, 2011 and September 30, 2010 have been annualized.

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

The reconciliation of the net interest income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in Thousands)

Net interest income	$9,098	$9,625
Taxable equivalent adjustment	105	129
Adjusted net interest income	9,203	9,754
Average interest-earning assets	1,130,022	1,161,618
Net interest margin, TE	3.24%	3.33%

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

	Three Months Ended September 30,
	2011 vs 2010
	Increase	Increase
	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$(883)	$(259)	$(1,142)
Investment securities (2)	171	(360)	(189)
FHLB stock	(12)	21	9

Total interest-earning assets	(724)	(598)	(1,322)

Interest-bearing liabilities:
Deposits:
Checking and money market	58	93	151
Savings	33	(17)	16
Certificates of deposit	(428)	(194)	(622)
Total interest-bearing deposits	(337)	(118)	(455)
FHLB advances and other borrowings	(360)	26	(334)
Subordinated debentures payable to trusts	—	(6)	(6)

Total interest-bearing liabilities	(697)	(98)	(795)

Net interest income decrease	$(27)	$(500)	$(527)

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold and Federal Reserve demand deposits.

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

For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310 effective December 31, 2010, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Residential and Consumer loan portfolio segments include classes of one-to- four family, construction, consumer direct, consumer home equity, consumer overdraft and reserves, and consumer indirect. Commercial, Commercial Real Estate and Agriculture loan portfolio segments include the classes of commercial business, equipment finance leases, commercial real estate, multi-family real estate, construction, agricultural business, and agricultural real estate.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and insignificant payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Loans that are reported as troubled debt restructurings (“TDRs”) apply the identical criteria in the determination of whether the loan should be accruing or nonaccruing.  Typically, the event of classifying the loan as a TDR due to a modification of terms is independent from the determination of accruing interest on a loan in accordance with accounting standards.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Specific valuation allowances are established based on the Company’s analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. The Company applies this classification to loans individually evaluated for impairment in the loan portfolio segments of commercial, commercial real estate and agricultural loans. Smaller balance homogenous loans are evaluated for impairment on a collective rather than an individual basis. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to the fair value of the collateral, less the estimated cost to sell, if the loan is collateral dependent, or to the present value of expected cash flows, discounted at the loan’s effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows is less than the recorded investment in the loan.

The Company also follows a process to assign general valuation allowances to loan portfolio segment categories. General valuation allowances are established by applying the Company’s loan loss provisioning methodology, and reflect the estimated probable incurred losses in loans outstanding. The loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use in order to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the loan portfolio segments. The Company’s historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to, the following:

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

•                  Changes in the quality of the Company’s loan review system;

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

In order to determine the overall adequacy, each loan portfolio segment’s respective loan loss allowance is reviewed quarterly by management and by the Audit Committee of the Company’s Board of Directors, as applicable.

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

At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. The Company’s MSRs are primarily servicing rights acquired from the South Dakota Housing Development Authority’s first-time homebuyers program. Due to the lack of quoted markets for the Company’s servicing portfolio, the Company estimates the fair value of the MSRs using a present value of future cash flow analysis. If the fair value is greater than or equal to the amortized book value of the MSRs, no impairment is recognized. If the fair value is less than the book value, an expense for the difference is charged to net income by initiating a MSR valuation account. If the Company determines this impairment is temporary, any future changes in impairment are recorded as a change in net income and the valuation account. If the Company determines the impairment to be permanent, the valuation is written off against the MSRs, which results in a new amortized balance.

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at September 30, 2011.

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

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At September 30, 2011, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.

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

Self-Insurance.  The Company has a self-insured healthcare plan for its employees up to certain limits. To mitigate a portion of the risks involved with a self-insurance health plan, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $75,000 per individual occurrence. The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical claims lag information received by a third party claims administrator. Due to the uncertainty of health claims, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments to the accrual. These adjustments could significantly affect net income if circumstances differ substantially from the assumptions used in estimating the accrual.

Asset Quality and Potential Problem Loans and Leases

When a borrower fails to make a required payment on a loan within 10 to 15 days after the payment is due, the Bank generally institutes collection procedures by issuing a late notice. The customer is contacted again when the payment is between 17 and 40 days past due. In most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 40 days, the Bank attempts additional written as well as verbal contacts and, if necessary, personal contact with the borrower in order to determine the reason for the delinquency and to effect a cure.  Where appropriate, Bank personnel review the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (i) accept a repayment program which under appropriate circumstances could involve an extension in the case of consumer loans for the arrearage from the borrower, (ii) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell, or (iii) initiate foreclosure proceedings. When a loan payment is delinquent for 90 days, the Bank generally will initiate foreclosure proceedings unless management is satisfied the credit problem is correctable.

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

Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $5.8 million during the year to $31.4 million at September 30, 2011.  This net decrease was primarily the result of loans charged off during the quarter and due in part by customer ability to obtain alternative financing. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 2.64% at September 30, 2011, from 3.12% at June 30, 2011.

Nonaccruing loans and leases decreased to $26.2 million at September 30, 2011, compared to $30.8 million at June 30, 2011. Included in nonaccruing loans and leases at September 30, 2011 were 12 loans totaling $1.4 million secured by one- to four-family real estate, ten commercial business loans totaling $553,000, five equipment finance leases totaling $114,000, four commercial real estate loans totaling $683,000, one loan for $32,000 secured by multifamily real estate, 24 agricultural real estate loans totaling $13.3 million, 39 agricultural business loans totaling $9.7 million, and 18 consumer loans totaling $358,000.

Accruing loans and leases delinquent more than 90 days decreased $1.8 million, to $3.8 million at September 30, 2011 compared to $5.6 million at June 30, 2011.  Included in accruing loans and leases delinquent more than 90 days at September 30, 2011 were one loan for $65,000 secured by one- to four-family real estate, two loans totaling $148,000 secured by commercial business assets, two loans totaling $113,000 secured by commercial real estate, five loans totaling $1.2 million secured by agricultural real estate, and 18 loans totaling $2.3 million secured by agricultural business assets. For the accruing loans which are greater than 90 days past due, the one- to four-family collateralized loan has a loan to value ratio of 96.9% at September 30, 2011.  This loan remains in accruing status due to the government guarantee on the loan.  Commercial business and commercial real estate collateralized loans have weighted average loan to value ratios of 47.9% and 80.0%, respectively.  Agricultural real estate collateralized loans have a weighted average loan to value ratio of 56.8% and agricultural business collateralized loans have a weighted average loan to value ratio of 69.4%.

The Company’s nonperforming loans and leases, which represent nonaccrual loans and loans past due 90 days and still accruing, have decreased $6.4 million from the levels at June 30, 2011. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.

As of September 30, 2011, the Company had $1.3 million of foreclosed assets. The balance of foreclosed assets at September 30, 2011, consisted of $1.3 million in one- to four-family residences, $29,000 in commercial business collateral, $15,000 in equipment finance leases, and $9,000 in consumer collateral.

At September 30, 2011, the Company had designated $46.0 million of its loans as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. At September 30, 2011, the Company had $7.7 million in multi-family, commercial real estate, commercial business, and agricultural participation loans purchased, of which none of the amounts were classified at September 30, 2011. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the September 30, 2011, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at September 30, 2011 will be adequate in the future.

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

The following table sets forth the amounts of the Company’s nonperforming assets by class for the periods indicated.

	Nonperforming Assets
	September 30, 2011	June 30, 2011
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$1,438	$1,866
Commercial business	553	687
Equipment finance leases	114	126
Commercial real estate	683	784
Multi-family real estate	32	—
Agricultural business	9,744	12,838
Agricultural real estate	13,303	14,002
Consumer direct	8	54
Consumer home equity	325	451
Consumer indirect	25	36
Total	26,225	30,844

Accruing loans and leases delinquent more than 90 days:
One- to four-family	65	113
Commercial business	148	214
Commercial real estate	113	56
Agricultural business	2,318	3,855
Agricultural real estate	1,189	1,399
Consumer indirect	—	6
Total	3,833	5,643

Foreclosed assets:
One- to four-family	1,273	667
Commercial business	29	29
Equipment finance leases	15	15
Consumer direct	9	—
Consumer indirect	—	2
Total	1,326	713

Total nonperforming assets (2)	$31,384	$37,200

Ratio of nonperforming assets to total assets (3)	2.64%	3.12%

Ratio of nonperforming loans and leases to total loans and leases (4)	3.68%	4.42%

Accruing troubled debt restructures	$3,733	$2,693

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

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses by class during the periods indicated.

	Three Months Ended September 30,
	2011	2010
	(Dollars in Thousands)

Balance at beginning of period	$14,315	$9,575
Charge-offs:
One- to four-family	(29)	(15)
Commercial business	(437)	(219)
Equipment finance leases	—	(148)
Commercial real estate	(276)	(4)
Agricultural business	(2,077)	(36)
Agricultural real estate	(719)	—
Consumer direct	(24)	(19)
Consumer home equity	(253)	(179)
Consumer OD & reserve	(71)	(75)
Consumer indirect	(2)	(23)
Total charge-offs	(3,888)	(718)

Recoveries:
One- to four-family	—	1
Commercial business	—	15
Agricultural business	36	—
Consumer direct	3	5
Consumer home equity	19	1
Consumer OD & reserve	18	61
Consumer indirect	6	12
Total recoveries	82	95

Net recoveries (charge-offs)	(3,806)	(623)

Additions charged to operations	522	3,367

Balance at end of period	$11,031	$12,319

Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.35%	1.40%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (1)	36.70%	55.51%

Ratio of net charge offs to average loans and leases for the year-to-date period (2)	1.82%	0.28%

(2)          Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(3)          Percentages for the three months ended September 30, 2011 and 2010 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General	Specific	General	Specific
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Portfolio Segment	September 30, 2011		June 30, 2011
	(Dollars in Thousands)

Residential	$207	33	$305	28
Commercial	1,159	60	1,338	127
Commercial real estate	1,426	35	1,411	272
Agricultural	2,878	3,514	3,088	6,177
Consumer	1,685	34	1,535	34

Total	$7,355	$3,676	$7,677	$6,638

			Specific			Specific
	Number		Impaired Loan	Number		Impaired Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Portfolio Segment	September 30, 2011			June 30, 2011
	(Dollars in Thousands)

Residential	2	$337	$33	2	$338	$28
Commercial	9	534	60	9	659	127
Commercial real estate	5	1,044	35	3	784	272
Agricultural	17	24,998	3,514	20	28,997	6,177
Consumer	3	123	34	4	178	34

Total	36	$27,036	$3,676	38	$30,956	$6,638

The allowance for loan and lease losses was $11.0 million at September 30, 2011, as compared to $14.3 million at June 30, 2011. This decrease is primarily attributable to $3.9 million in charge-offs made against the allowance in the quarter, of which $2.7 million had been specifically reserved in prior quarters.  The ratio of the allowance for loan and lease losses to total loans and leases was 1.35% at September 30, 2011, compared to 1.73% at June 30, 2011. The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. The Company’s methodology for determining allowance requirements on the Company’s loan and lease portfolio was reviewed during the most recent exam cycle by the OTS regulators and no required recommendations for changes in methodology in the allowances were presented.

Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company’s allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance.

Comparison of the Three Months Ended September 30, 2011 and September 30, 2010

General.  The Company’s net income was $1.4 million, or $0.21 in basic and diluted earnings per common share for the three months ended September 30, 2011, as compared to net income of $490,000, or $0.07 in basic and diluted earnings per common share for the same period in the prior fiscal year.  For the first quarter of fiscal 2012, the return on average equity and the return on average assets was 6.08% and 0.48%, respectively, compared to 2.06% and 0.16%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $12.9 million for the three months ended September 30, 2011, as compared to $14.2 million for the same period in the prior fiscal year, a decrease of $1.3 million or 9.3%.  This decrease was primarily the result of a decrease in interest income within the loan portfolio.  Loans and leases receivable had an average yield of 5.53% for the three months ended September 30, 2011, which is 12 basis points less than the average yield of 5.65% for the three months ended September 30, 2010.  Investment securities had a decline in average yield of 49 basis points when comparing the first quarter of fiscal 2012 against the same period of the prior year, due primarily to the increase in the average balance of Federal Reserve demand deposits which yield a lower rate of return.  The average balance for loans and leases receivables for the first quarter of fiscal 2012 decreased $60.3 million, or 6.8% to $832.3 million when compared to the average balance of the first quarter of fiscal 2011.  The average balance of investment securities increased $31.1 million, or 12.0% to $289.5 million for the first quarter of fiscal 2012, when compared to the average balance of the same quarter of the prior fiscal year.  The revenue decrease attributable to the decrease in average interest-earning assets balances was $724,000, while the decrease attributed to the overall declining yield for interest-earning assets was $598,000.

Interest Expense.  Interest expense was $3.8 million for the three months ended September 30, 2011, compared to $4.6 million for the same period in the prior fiscal year, a decrease of $795,000 or 17.4%.  The average balance of interest-bearing deposits decreased by $7.0 million, or 0.9%, due in part to a decrease in certificates of deposit average balances of $86.4 million, and substantially offset by an increase in savings and checking deposits of $79.4 million.  This resulted in a decrease in interest expense of $337,000 due to the change in the volume of deposits for the three months ended September 30, 2011, as compared to the same period of fiscal 2011.  In addition, a $118,000 decrease in interest expense was the result of a decrease in the average rate paid of 1.11% on interest-bearing deposits for the three months ended September 30, 2011, compared to an average rate paid of 1.32% for the three months ended September 30, 2010.  The net effect of interest-bearing deposits on interest expense due to rate and volume was a decrease of $455,000 for the first quarter of fiscal 2012 as compared to the first quarter of 2011.  The average balance of FHLB advances and other borrowings decreased by $46.3 million, or 23.7% for the three month period ended September 30, 2011, as compared to the three month period ended September 30, 2010, while the rate increased to 3.10% from 3.03% for the respective quarters.  The resulting decrease in volume and increase in rate accounted for an overall decrease in interest expense of $795,000.  The average rate paid on total interest-bearing liabilities, which include interest-bearing deposits and liabilities, was 1.58% for the three months ended September 30, 2011 as compared to 1.80% for the same period in fiscal 2011.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2011, decreased $527,000 or 5.5%, to $9.1 million compared to $9.6 million for the same period in the prior fiscal year.  The net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities resulted in a net decrease in net interest income of $500,000.  In addition, the net decrease in volumes of interest-earning assets in excess of decreased volumes of interest-bearing liabilities resulted in a net decrease in net interest income of $27,000.  The Company’s Net Interest Margin, TE was 3.24% for the three months ended September 30, 2011, as compared to 3.33% for the three months ended September 30, 2010.  Net Interest Margin, TE is a non-GAAP

financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the three months ended September 30, 2011, the Company recorded a provision for losses on loans and leases of $522,000 compared to $3.4 million for the three months ended September 30, 2010.

Noninterest Income.  Noninterest income was $3.4 million for the quarter ended September 30, 2011, compared to $3.8 million for the quarter ended September 30, 2010, a decrease of $417,000.  This decrease is due primarily to a decrease in net gain on sale of loans and securities of $371,000 and $96,000, respectively.

Net gain on sale of loans decreased $371,000, primarily due to a decrease in mortgage loan activity and the related loan sales when compared to the same quarter of the prior year.  Net gain on the sale of securities totaled $301,000, a decrease of $96,000 for the three months ended September 30, 2011, as compared to the same period in fiscal 2011.

Noninterest Expense.  Noninterest expense was $9.8 million for the three months ended September 30, 2011 as compared to $9.4 million for the three months ended September 30, 2010, an increase of $362,000, or 3.8%.  The primary factors in the overall increase were increases in compensation and employee benefits of $171,000 and professional fees of $245,000.

Compensation and employee benefits were $5.7 million for the three months ended September 30, 2011; an increase of $171,000 or 3.1% when compared to the three months ended September 30, 2010.  Employee compensation increased $231,000, or 5.7% when compared to the prior year’s quarter due to elevated compensation expenses primarily related to a one-time accrual resulting from an executive separation agreement.  Net healthcare costs, which are included in the total for compensation and employee benefits, decreased $142,000, or 24.2% to $445,000 when comparing the three month period ended September 30, 2011 to the same quarter in the prior year.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.  Recruiting costs, also a part of compensation and employee benefits, increased by $49,000 to $56,000 for the three months ended September 30, 2011, as compared to September 30, 2010, due to costs incurred in the formal search for a CEO replacement, which has been previously reported.

Professional fees increased $245,000 to $836,000 for the first quarter of fiscal 2012 when compared to the three month period ended September 30, 2010.  These costs increased due in part to certain employment, regulatory and governance matters.

Income Tax Expense.  The Company’s income tax expense for the three months ended September 30, 2011 was $711,000 compared to $123,000 for the same period in the prior fiscal year.  The effective tax rate was 33.0% and 20.1% for the three months ended September 30, 2011 and 2010, respectively.  The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes in the three month period ended September 30, 2010, which reduced the overall effective tax rate from the Company’s anticipated amount of 34%.

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

Although in-market deposits is one of the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of September 30, 2011, the Bank had the following sources of additional borrowings:

•                  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•                  $20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•                  $63.8 million of available credit from the Federal Reserve Bank; and

•                  $163.0 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured lines of federal funds with First Tennessee Bank, NA and Zions Bank at September 30, 2011. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

The Company has an available line of credit with United Bankers’ Bank for liquidity needs of $4.0 million with no funds advanced at September 30, 2011. The Company has pledged 100% of Bank stock as collateral for this line of credit.

In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of September 30, 2011, the Bank had $14.0 million in out-of-market certificates of deposit.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2011, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $25.3 million and to sell mortgage loans of $23.0 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At September 30, 2011, the Bank had outstanding commitments to purchase $3.3 million of investment securities available for sale.

The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at September 30, 2011, the Bank met all current capital requirements.

The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.63% at September 30, 2011. The minimum OCC risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had risk-based capital of 13.79% at September 30, 2011.

The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts or non-designated derivative contracts. At September 30, 2011, the total notional amount of interest rate swap contracts was $75.8 million with a fair value net loss of $5.1 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 12 of “Notes to Consolidated Financial Statements” of this Form 10-Q for additional information.

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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement” (ASC Topic 820).  This update provides a global standard for applying fair value measurement and clarifies three points in topic 820.  First, only non-financial assets should be valued via a determination of their best use.  Second, an instrument in shareholder’s equity should be measured from the perspective of an investor or trader who owns that instrument.  Third, data will need to be provided and methods disclosed for assets valued in level 3 of the fair value hierarchy. The guidance is effective for interim and annual periods beginning December 15, 2011 and early adoption is not permitted.  The Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

In June 2011, FASB issued ASU 2011-05 “Comprehensive Income” (ASC Topic 220). This updated requires the presentation of comprehensive income in financial statements.  An entity has the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance is effective for fiscal years, and the interim periods within those years, beginning December 15, 2011 and early adoption is permitted.  The Company anticipates adopting this update in the first quarter of fiscal 2013 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

In September 2011, FASB issued ASU 2011-08 “Intangibles — Goodwill and Other” (ASC Topic 350). The objective of this update is to simplify how entities test goodwill for impairment. This update adds a qualitative analysis to step one of the two-step process, which enables the Company to qualitatively determine if it is more likely than not that goodwill impairment exists, and if not, skip step two in determination of the amount of goodwill impairment.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted.  The Company anticipates adopting this update in the second quarter of fiscal 2012 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Since September 9, 2011, the date of our previously filed annual report, the FASB issued ASU No. 2011-08 and ASU No. 2011-09. ASU 2011-09 is not applicable to consolidated financial statements of the Company.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at September 30, 2011 and 2010, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for fiscal 2011 or that the Company’s primary market risk exposures and how those exposures were managed during the three months ended September 30, 2011 changed significantly when compared to June 30, 2011.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

September 30, 2011
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$181,833	$32,902	22%
+200	174,722	25,791	17
+100	163,746	14,815	10
—	148,931	—	—
-100	125,310	(23,621)	(16)

September 30, 2010
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$136,425	$21,075	18%
+200	132,959	17,609	15
+100	125,646	10,296	9
—	115,350	—	—
-100	103,819	(11,531)	(10)

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

Item 4. Controls and Procedures

As of September 30, 2011, an evaluation was performed by the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2011.

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

HF Financial Corp.

(Registrant)

Date:	November 14, 2011	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2011	By:	/s/ Brent R. Olthoff
Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.