Form 10-Q
period 2011-12-31
HF FINANCIAL CORP
filed 2012-02-06
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

As of January 31, 2012, there were 6,992,438 shares of the registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$71,306	$55,617
Securities available for sale	316,330	234,860
Correspondent bank stock	8,115	8,065
Loans held for sale	10,688	11,991

Loans and leases receivable	759,480	825,493
Allowance for loan and lease losses	(11,021)	(14,315)
Net loans and leases receivable	748,459	811,178

Accrued interest receivable	8,609	7,607
Office properties and equipment, net of accumulated depreciation	15,454	14,969
Foreclosed real estate and other properties	1,394	712
Cash value of life insurance	15,993	15,704
Servicing rights	13,128	12,952
Goodwill, net	4,366	4,366
Other assets	13,149	13,300
Total assets	$1,226,991	$1,191,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$929,616	$893,157
Advances from Federal Home Loan Bank and other borrowings	147,403	147,395
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	13,439	11,587
Accrued expenses and other liabilities	13,509	16,899
Total liabilities	1,131,804	1,096,875

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,056,164 and 9,057,727 shares issued at December 31, 2011 and June 30, 2011, respectively	91	91
Additional paid-in capital	45,276	45,116
Retained earnings, substantially restricted	82,141	81,554
Accumulated other comprehensive (loss), net of related deferred tax effect	(1,424)	(1,418)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at December 31, 2011 and June 30, 2011, respectively	(30,897)	(30,897)
Total stockholders’ equity	95,187	94,446
Total liabilities and stockholders’ equity	$1,226,991	$1,191,321

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Interest, dividend and loan fee income:
Loans and leases receivable	$11,114	$12,540	$22,680	$25,248
Investment securities and interest-earning deposits	1,104	1,471	2,407	2,954
	12,218	14,011	25,087	28,202
Interest expense:
Deposits	1,871	2,428	4,028	5,040
Advances from Federal Home Loan Bank and other borrowings	1,602	1,942	3,216	3,896
	3,473	4,370	7,244	8,936
Net interest income	8,745	9,641	17,843	19,266
Provision for losses on loans and leases	2,120	1,268	2,642	4,635

Net interest income after provision for losses on loans and leases	6,625	8,373	15,201	14,631

Noninterest income:
Fees on deposits	1,539	1,590	3,168	3,199
Loan servicing income	394	417	865	919
Gain on sale of loans, net	837	1,103	1,213	1,850
Earnings on cash value of life insurance	173	168	344	334
Trust income	188	162	354	316
Gain on sale of securities, net	34	94	335	491
Other	267	307	518	514
	3,432	3,841	6,797	7,623
Noninterest expense:
Compensation and employee benefits	4,904	5,532	10,622	11,079
Occupancy and equipment	1,069	1,138	2,193	2,277
FDIC insurance	263	407	535	751
Check and data processing expense	726	660	1,441	1,366
Professional fees	1,015	573	1,904	1,164
Marketing and community investment	370	469	764	875
Foreclosed real estate and other properties, net	42	110	85	135
Other	654	752	1,288	1,421
	9,043	9,641	18,832	19,068

Income before income taxes	1,014	2,573	3,166	3,186

Income tax expense	299	830	1,010	953

Net income	$715	$1,743	$2,156	$2,233

Comprehensive income (loss)	$1,186	$1,668	$2,150	$1,116

Basic earnings per common share:	$0.10	$0.25	$0.31	$0.32
Diluted earnings per common share:	0.10	0.25	0.31	0.32
Dividends declared per common share	0.11	0.11	0.23	0.23

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share data)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$2,156	$2,233
Adjustments to reconcile net income to net cash provided by operating activities
Provision for losses on loans and leases	2,642	4,635
Depreciation	900	970
Amortization of discounts and premiums on securities and other	2,673	2,586
Stock based compensation	160	122
Net change in loans held for resale	2,516	10,124
(Gain) on sale of loans, net	(1,213)	(1,850)
Realized (gain) on sale of securities, net	(335)	(491)
(Gains) losses and provision-for-losses on sales of foreclosed real estate and other properties, net	22	63
Loss on disposal of office properties and equipment, net	12	—
Change in other assets and liabilities	(6,099)	(4,035)
Net cash provided by operating activities	3,434	14,357

Cash flows from investing activities
Loan participations purchased	—	(412)
Net change in loans outstanding	59,095	10,829
Securities available for sale
Sales, maturities, repayments and adjustments	45,593	52,041
Purchases	(127,641)	(51,026)
Purchase of correspondent bank stock	(997)	(3,604)
Redemption of correspondent bank stock	947	4,197
Purchase of office properties and equipment	(1,397)	(1,199)
Purchase of servicing rights from external sources	(383)	(410)
Proceeds from sale of foreclosed real estate and other properties	288	811
Net cash provided by (used in) investing activities	(24,495)	11,227

Cash flows from financing activities
Net increase (decrease) in deposit accounts	36,459	(3,948)
Proceeds of advances from Federal Home Loan Bank and other borrowings	79,634	509,854
Payments on advances from Federal Home Loan Bank and other borrowings	(79,626)	(533,211)
Increase in advances by borrowers	1,852	1,184
Proceeds from issuance of common stock	—	292
Cash dividends paid	(1,569)	(1,565)
Net cash provided by (used in) financing activities	36,750	(27,394)

Increase (decrease) in cash and cash equivalents	15,689	(1,810)
Cash and cash equivalents
Beginning	55,617	20,805
Ending	$71,306	$18,995

Supplemental disclosures of cash flows information
Cash payments for interest	$8,257	$9,581
Cash payments for income and franchise taxes, net	1,354	179

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

Management has evaluated subsequent events for potential disclosure or recognition through February 6, 2012, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Reclassification

Certain balances from December 31, 2010 have been reclassified in the Notes to Consolidated Financial Statements to conform to the fiscal 2012 presentation.

NOTE 2—REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at December 31, 2011:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$60,791	5.00%
Actual	113,029	9.30
Excess over required	52,238	4.30

Total Risk-based capital (to risk-weighted assets):
Required	$85,833	10.00%
Actual	123,707	14.41
Excess over required	37,874	4.41

NOTE 3—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares outstanding include the nonvested shares of the Company.  See Note 10 “Stock-Based Compensation Plans” for

additional information related to the nonvested share activity.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.  The weighted average number of basic common shares outstanding for the three months ended December 31, 2011 and 2010 was 6,972,762 and 6,970,787, respectively.  The weighted average number of basic common shares outstanding for the six months ended December 31, 2011 and 2010 was 6,973,414 and 6,958,545, respectively.

Dilutive earnings per common share is similar to the computation of basic earnings per common share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended December 31, 2011 and 2010 was 6,972,762 and 6,973,214, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the six months ended December 31, 2011 and 2010 was 6,973,414 and 6,959,652, respectively.

NOTE 4—INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	December 31, 2011
		Total Other-Than
		Temporary
		Impairment
		Recognized in	Adjusted	Gross	Gross
	Amortized	Accumulated Other	Carrying	Unrealized	Unrealized	Fair
	Cost	Comprehensive Income	Cost	Gains	(Losses)	Value

Debt securities:
U.S. government agencies	$2,012	$—	$2,012	$13	$—	$2,025
Municipal bonds	9,701	—	9,701	380	(1)	10,080
	11,713	—	11,713	393	(1)	12,105

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	—	7
Other investments	253	—	253	—	—	253
	268	(8)	260	—	—	260

Agency residential mortgage-backed securities	300,806	—	300,806	3,501	(342)	303,965
	$312,787	$(8)	$312,779	$3,894	$(343)	$316,330

	December 31, 2010
		Total Other-Than
		Temporary
		Impairment
		Recognized in	Adjusted	Gross	Gross
	Amortized	Accumulated Other	Carrying	Unrealized	Unrealized	Fair
	Cost	Comprehensive Income	Cost	Gains	(Losses)	Value

Debt securities:
U.S. government agencies	$4,547	$—	$4,547	$15	$(19)	$4,543
Municipal bonds	13,634	—	13,634	345	(76)	13,903
Trust preferred securities	12,401	(3,080)	9,321	—	(6,386)	2,935
	30,582	(3,080)	27,502	360	(6,481)	21,381

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	—	(1)	6
Other investments	253	—	253	—	—	253
	268	(8)	260	—	(1)	259

Agency residential mortgage-backed securities	235,413	—	235,413	4,056	(445)	239,024
	$266,263	$(3,088)	$263,175	$4,416	$(6,927)	$260,664

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

The following table presents the fair value and age of gross unrealized losses by investment category at December 31, 2011:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)

Debt securities:
Municipal bonds	$195	$(1)	$—	$—	$195	$(1)
	195	(1)	—	—	195	(1)

Agency residential mortgage-backed securities	$73,710	$(319)	$3,901	$(23)	$77,611	$(342)

The unrealized losses reported for municipal bonds relate to two municipal general obligation or revenue bonds.  The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes.  Management does not believe any individual unrealized losses as of December 31, 2011 represent an other-than-temporary impairment for these investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of amortized cost.

The unrealized losses reported for agency residential mortgage-backed securities relate to 35 securities issued by Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of December 31, 2011, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income at the beginning of the fiscal year was $8,000, which was all attributed to FNMA common stock.  There were no additional credit losses for which an other-than-temporary impairment was recognized for the six months ended December 31, 2011.

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	December 31, 2011
					TOTAL
	Less than	1 to 5	5 to 10	Over 10	Adjusted	Fair
	1 Year	Years	Years	Years	Carrying Cost	Values
	(Dollars in Thousands)

U.S. government agencies	$—	$2,012	$—	$—	$2,012	$2,025
Municipal bonds	1,406	3,684	3,413	1,198	9,701	10,080
Agency residential mortgage-backed securities	—	—	1,321	299,485	300,806	303,965
Total investment securities	$1,406	$5,696	$4,734	$300,683	$312,519	$316,070

For the three months ended December 31, 2011, gross proceeds from the securities sold at a gain were $3.1 million, resulting in a gain on sale of securities of $34,000.  This compares to gross proceeds of $5.3 million, resulting in a gain on sale of securities of $94,000 for the three months ended December 31, 2010.  No securities were sold for a loss during the second quarter of fiscal 2012 or fiscal 2011.

For the six months ended December 31, 2011, gross proceeds from the securities sold at a gain were $18.9 million, resulting in a gain on sale of securities of $335,000.  This compares to gross proceeds of $17.9 million, resulting in a gain on sale of securities of $491,000 for the six months ended December 31, 2010.  No securities were sold for a loss for the first six months of fiscal 2012 or fiscal 2011.

NOTE 5—LOANS AND LEASES RECEIVABLE

Loans and leases receivable by classes within portfolio segments at December 31, 2011 and June 30, 2011, consist of the following:

	December 31, 2011		June 30, 2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Residential:
One-to four-family	$59,915	7.9%	$57,766	7.0%
Construction	2,656	0.3%	4,186	0.5%
Commercial:
Commercial business (1)	79,516	10.5%	104,227	12.6%
Equipment finance leases	4,401	0.6%	6,279	0.8%
Commercial real estate:
Commercial real estate	238,237	31.4%	219,800	26.6%
Multi-family real estate	47,847	6.3%	49,307	6.0%
Construction	11,052	1.5%	13,584	1.7%
Agricultural:
Agricultural real estate	96,080	12.6%	111,808	13.5%
Agricultural business	104,169	13.7%	138,818	16.8%
Consumer:
Consumer direct	20,376	2.7%	20,120	2.4%
Consumer home equity	91,098	12.0%	94,037	11.4%
Consumer overdraft & reserve	3,358	0.4%	3,426	0.4%
Consumer indirect	775	0.1%	2,135	0.3%

Total loans and leases receivable (2)	$759,480	100.0%	$825,493	100.0%

(1) Includes $2,377 and $2,377 tax exempt leases at December 31, 2011 and June 30, 2011, respectively.

(2) Net of undisbursed portion of loans in process and deferred loan fees and discounts.

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the three months ended December 31, 2011:

			Commercial
	Residential	Commercial	Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)

Balance at beginning of period	$240	$1,219	$1,461	$6,391	$1,720	$11,031
Charge-offs	(70)	(277)	(115)	(1,475)	(305)	(2,242)
Recoveries	5	47	22	—	38	112
Provisions	71	209	329	1,263	248	2,120

Balance at end of period	$246	$1,198	$1,697	$6,179	$1,701	$11,021

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the six months ended December 31, 2011:

			Commercial
	Residential	Commercial	Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)

Balance at beginning of period	$333	$1,464	$1,683	$9,266	$1,569	$14,315
Charge-offs	(99)	(714)	(391)	(4,271)	(655)	(6,130)
Recoveries	5	47	22	36	84	194
Provisions	7	401	383	1,148	703	2,642

Balance at end of period	$246	$1,198	$1,697	$6,179	$1,701	$11,021

The following tables summarize the related statement balances by portfolio segment at December 31, 2011 and June 30, 2011:

December 31, 2011	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$31	$187	$49	$2,446	$30	$2,743
Collectively evaluated for impairment	215	1,011	1,648	3,733	1,671	8,278

Allowance for loan and lease losses	246	1,198	1,697	6,179	1,701	11,021

Individually evaluated for impairment	336	319	272	17,882	122	18,931
Collectively evaluated for impairment	62,235	83,598	296,864	182,367	115,485	740,549

Loans and leases receivable	$62,571	$83,917	$297,136	$200,249	$115,607	$759,480

June 30, 2011	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$28	$127	$272	$6,177	$34	$6,638
Collectively evaluated for impairment	305	1,337	1,411	3,089	1,535	7,677

Allowance for loan and lease losses	333	1,464	1,683	9,266	1,569	14,315

Individually evaluated for impairment	338	659	784	28,997	178	30,956
Collectively evaluated for impairment	61,614	109,847	281,907	221,629	119,540	794,537

Loans and leases receivable	$61,952	$110,506	$282,691	$250,626	$119,718	$825,493

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

The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments at December 31, 2011 and June 30, 2011:

Credit risk profile by internally assigned grade - Commercial, Commercial real estate and Agricultural portfolio segments:

	December 31, 2011				June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Watch	Substandard	Doubtful
	(Dollars in Thousands)

Commercial:
Commercial business	$69,740	$2,489	$7,090	$196	$94,475	$1,344	$8,422	$659
Equipment finance leases	4,185	114	102	—	5,928	134	111	60
Commercial real estate:
Commercial real estate	224,650	3,164	10,424	—	217,069	4,437	3,459	784
Multi-family real estate	46,830	—	1,017	—	48,650	—	1,032	—
Construction	11,052	—	—	—	20,996	—	—	—
Agricultural:
Agricultural real estate	75,244	4,317	14,274	2,245	76,622	18,638	3,915	13,736
Agricultural business	93,126	3,528	7,049	466	102,356	20,435	3,673	12,705

	$524,827	$13,612	$39,956	$2,907	$566,096	$44,988	$20,612	$27,944

Residential and consumer loans are managed on a pool basis due to their homogeneous nature.  Loans that are delinquent 90 days or more or are not accruing interest are considered nonperforming.

The following table presents the recorded investment in residential and consumer loans by class within the portfolio segment based on payment activity at December 31, 2011 and June 30, 2011:

Credit risk profile based on payment activity - Residential and Consumer portfolio segments:

		December 31, 2011		June 30, 2011
		Performing	Nonperforming	Performing	Nonperforming
		(Dollars in Thousands)

Residential:
One- to four-family		$58,247	$1,668	$56,143	$1,979
Construction		2,656	—	4,199	—
Consumer:
Consumer direct		20,348	28	20,066	54
Consumer home equity		90,850	248	93,586	451
Consumer OD & reserves	.	3,358	—	3,426	—
Consumer indirect		770	5	2,081	42

		$176,229	$1,949	$179,501	$2,526

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances at December 31, 2011 and June 30, 2011:

						Nonperforming Loans
						Recorded
	Accruing and Nonaccruing Loans					Investment >
	30- 59 Days	60- 89 Days	Greater Than	Total		90 Days and	Nonaccrual
At December 31, 2011	Past Due	Past Due	89 Days	Past Due	Current	Accruing (1)	Balance	Total
	(Dollars in Thousands)
Residential:
One-to four-family	$—	$—	$1,470	$1,470	$58,445	$256	$1,411	$1,667
Construction	—	—	—	—	2,656	—	—	—
Commercial:
Commercial business	196	27	499	722	78,794	95	433	528
Equipment finance leases	27	11	—	38	4,363	—	46	46
Commercial real estate:
Commercial real estate	—	—	—	—	238,237	—	315	315
Multi-family real estate	—	—	32	32	47,815	—	32	32
Construction	—	—	—	—	11,052	—	—	—
Agricultural:
Agricultural real estate	1,169	762	407	2,338	93,742	670	12,803	13,473
Agricultural business	—	86	3,071	3,157	101,012	1,139	8,835	9,974
Consumer:
Consumer direct	12	13	—	25	20,351	—	28	28
Consumer Home equity	422	68	—	490	90,608	—	248	248
Consumer OD & Reserve	1	—	—	1	3,357	—	—	—
Consumer indirect	13	—	—	13	762	—	5	5

Total	$1,840	$967	$5,479	$8,286	$751,194	$2,160	$24,156	$26,316

(1)  Loans accruing which are delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

						Nonperforming Loans
						Recorded
	Accruing and Nonaccruing Loans					Investment >
	30- 59 Days	60- 89 Days	Greater Than	Total		90 Days and	Nonaccrual
At June 30, 2011	Past Due	Past Due	89 Days	Past Due	Current	Accruing (1)	Balance	Total
	(Dollars in Thousands)
Residential:
One-to four-family	$6	$137	$1,949	$2,092	$56,030	$113	$1,866	$1,979
Construction	—	—	—	—	4,199	—	—	—
Commercial:
Commercial business	875	—	736	1,611	103,289	214	687	901
Equipment finance leases	14	—	126	140	6,093	—	126	126
Commercial real estate:
Commercial real estate	1,696	154	801	2,651	223,098	56	784	840
Multi-family real estate	—	—	—	—	49,682	—	—	—
Construction	—	—	—	—	20,996	—	—	—
Agricultural:
Agricultural real estate	1,326	902	4,339	6,567	106,344	1,399	14,001	15,400
Agricultural business	246	806	8,012	9,064	130,105	3,855	12,839	16,694
Consumer:
Consumer direct	32	3	54	89	20,031	—	54	54
Consumer Home equity	429	10	450	889	93,148	—	451	451
Consumer OD & Reserve	8	1	—	9	3,417	—	—	—
Consumer indirect	25	2	37	64	2,059	6	36	42

Total	$4,657	$2,015	$16,504	$23,176	$818,491	$5,643	$30,844	$36,487

(1)  Loans accruing which are delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

At December 31, 2011, the Company has identified $18.9 million of loans as impaired which includes performing troubled debt restructurings.  A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters’ averages to determine an annual average balance.

The following table summarizes the Company’s impaired loans by class of loans and the specific valuation allowance at December 31, 2011 and June 30, 2011:

	At December 31, 2011			At June 30, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance (1)	Allowance	Investment	Balance (1)	Allowance
	(Dollars in Thousands)
With no related allowance recorded:
One-to four-family	$168	$168	$—	$—	$—	$—
Commercial business	—	—	—	440	540	—
Commercial real estate	—	—	—	145	145	—
Agricultural real estate	4,905	5,953	—	1,130	1,130	—
Agricultural business	5,994	7,710	—	397	816	—
Consumer direct	—	—	—	55	54	—

	11,067	13,831	—	2,167	2,685	—
With an allowance recorded:
One-to four-family	336	336	31	338	338	28
Commercial business	319	576	187	219	439	127
Commercial real estate	272	272	49	639	639	272
Agricultural real estate	5,229	5,229	2,139	12,992	12,992	1,210
Agricultural business	1,586	1,586	307	14,478	14,478	4,967
Consumer direct	—	—	—	123	123	34
Consumer home equity	122	122	30	—	—	—

	7,864	8,121	2,743	28,789	29,009	6,638
Total:
One-to four-family	504	504	31	338	338	28
Commercial business	319	576	187	659	979	127
Commercial real estate	272	272	49	784	784	272
Agricultural real estate	10,134	11,182	2,139	14,122	14,122	1,210
Agricultural business	7,580	9,296	307	14,875	15,294	4,967
Consumer direct	—	—	—	178	177	34
Consumer home equity	122	122	30	—	—	—

	$18,931	$21,952	$2,743	$30,956	$31,694	$6,638

(1)  Represents the borrower’s loan obligation, gross of any previously charged-off amounts.

The following table summarizes the Company’s average recorded investment in impaired loans by class of loans and the related interest income recognized for the three and six months ended December 31, 2011:

	For the Three Months Ended December 31, 2011		For the Six Months Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
One-to four-family	504	6	421	12
Commercial business	327	—	230	—
Commercial real estate	273	6	304	10
Agricultural real estate	10,166	15	12,110	23
Agricultural business	9,304	25	11,703	58
Consumer home equity	122	2	123	4

	$20,696	$54	$24,891	$107

Modifications of terms for loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve reduction of the interest rate or renewing at an interest rate below current market rates, extension of the term of the loan and/or forgiveness of principal, regardless of the period of the modification. Generally, the Company will allow interest rate reductions for a period of less than two years after which the loan reverts back to the current market rate of interest. Each of the loans included as troubled debt restructurings at December 31, 2011, had interest rate modifications from 6 months to 2 years before reverting back to the original interest rate or had extended repayment terms with increased interest rates. All of the loans were modified due to financial stress of the borrower.

The following is a summary of performing troubled debt restructurings which are in compliance with their modified terms at December 31, 2011 and June 30, 2011:

At December 31, 2011	Number of Customers	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
		(Dollars in Thousands)

Troubled Debt Restructuring
Residential	2	$338	$336
Commercial real estate	1	370	272
Agricultural (1)	9	15,162	13,114
Consumer	3	123	122
	15	$15,993	$13,844

(1)  Includes five customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $11,221.

At June 30, 2011	Number of Customers	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
		(Dollars in Thousands)

Troubled Debt Restructuring
Residential	2	$41	$41
Agricultural (1)	9	15,423	13,151
Consumer	3	366	358
	14	$15,830	$13,550

(1)  Includes six customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $10,856.

Excluded from above, the Company has one commercial business and one agricultural customer’s loan with a recorded balance of $123,000 and $4.6 million, respectively, at December 31, 2011, which are not in compliance with their restructured terms and are in nonaccrual status.  The commercial customer’s loan and one of the three agricultural customer’s loans were in nonaccrual status, while the remaining two of the three agricultural customers’s loans were accruing interest at the time of the original restructuring.  Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments.  For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.

NOTE 6—LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

The following tables summarize the activity in, and the main assumptions used to estimate the amortization of, servicing rights:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(Dollars in Thousands)

Balance, beginning	$12,939	$12,970	$12,952	$12,733
Additions	690	740	1,135	1,361
Amortization	(501)	(495)	(959)	(879)
Balance, ending	$13,128	$13,215	$13,128	$13,215

Servicing fees received	$895	$912	$1,824	$1,798
Balance of loans serviced at:
Beginning of period	1,205,181	1,159,175	1,199,059	1,138,793
End of period	1,206,214	1,178,515	1,206,214	1,178,515

Amortization of servicing rights is adjusted each quarter as the result of the evaluation of historical prepayment activity.  For the second quarter ended December 31, 2011 and 2010, the constant prepayment rates (CPR) used to calculate the amortization was 11.9% and 11.9%, respectively.  Management utilized a discount rate of 9.0% for valuation purposes for both periods.  Prepayment speeds calculated at December 31, 2011 and 2010 were 12.8% and 14.5%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

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

The following tables summarize segment reporting information:

	Three Months Ended December 31,
	2011			2010
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$9,215	$(470)	$8,745	$10,091	$(450)	$9,641
Provision for losses on loans and leases	(2,120)	—	(2,120)	(1,268)	—	(1,268)
Non-interest income	3,332	100	3,432	3,748	93	3,841
Intersegment non-interest income	(72)	5	(67)	(78)	12	(66)
Non-interest expense	(7,986)	(1,057)	(9,043)	(9,100)	(541)	(9,641)
Intersegment non-interest expense	—	67	67	—	66	66
Income (loss) before income taxes	$2,369	$(1,355)	$1,014	$3,393	$(820)	$2,573

Total assets at December 31	$1,218,200	$8,791	$1,226,991	$1,213,963	$12,070	$1,226,033

	Six Months Ended December 31,
	2011			2010
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$18,703	$(860)	$17,843	$20,167	$(901)	$19,266
Provision for losses on loans and leases	(2,642)	—	(2,642)	(4,635)	—	(4,635)
Non-interest income	6,620	177	6,797	7,414	209	7,623
Intersegment non-interest income	(129)	(4)	(133)	(127)	(3)	(130)
Non-interest expense	(17,060)	(1,772)	(18,832)	(18,037)	(1,031)	(19,068)
Intersegment non-interest expense	—	133	133	—	130	130
Income (loss) before income taxes	$5,492	$(2,326)	$3,166	$4,782	$(1,596)	$3,186

Total assets at December 31	$1,218,200	$8,791	$1,226,991	$1,213,963	$12,070	$1,226,033

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

Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(Dollars in Thousands)

Service cost	$196	$147	$392	$294
Interest cost	176	154	353	308
Amortization of prior losses	—	24	—	47
Expected return on plan assets	(192)	(160)	(385)	(319)
Total costs recognized in expense	$180	$165	$360	$330

The Company previously disclosed in its consolidated financial statements for fiscal 2011, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $455,000 in fiscal 2011 to fund its qualified pension plan.  During the second quarter of fiscal 2012, the Company made contributions of $470,000 to fund its qualified pension plan. The Company anticipates no additional contributions will be made in fiscal 2012.

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

The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended June 30,
	2012	2011
	(Dollars in Thousands)

Quarter ended September 30	$445	$587
Quarter ended December 31	451	483
Quarter ended March 31	—	451
Quarter ended June 30	—	461
Net healthcare costs	$896	$1,982

NOTE 10—STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock appreciation rights (SARs) granted in the six months ended December 31, 2011 and 2010.

Stock option activity for the six months ended December 31, 2011 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Beginning balance	113,638	$13.46
Granted	—	—
Forfeited	(13,811)	11.31
Exercised	—	—

Ending balance	99,827	$13.76	2.10	$—

Vested and exercisable	99,827	$13.76	2.10	$—

Stock appreciation rights activity for the six months ended December 31, 2011 was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Beginning balance	179,951	$13.69
Granted	—	—
Forfeited	(18,308)	13.24
Exercised	—	—

Ending balance	161,643	$13.74	6.97	$—

Vested and exercisable	113,494	$14.14	6.72	$—

The total intrinsic value of options exercised during the six months ended December 31, 2011 and 2010 was $0 and $5,000, respectively.  Cash received from the exercise of these options was $0 and $139,000, respectively.  There were no cashless option exercises or related tax benefit realized for the six months ended December 31, 2011 and 2010.  There were no stock appreciation rights (SARs) granted during the six months ended December 31, 2011 and 2010.  The total unrecognized compensation cost related to nonvested SARs awards at December 31, 2011 was $85,000.  This unrecognized cost is expected to be recognized over a weighted average period of 18 months.

Nonvested share activity for the six months ended December 31, follows:

	2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested balance, beginning	37,810	$11.77	69,475	$13.68
Granted	350	8.48	23,266	10.70
Vested	(23,399)	11.64	(49,238)	13.81
Forfeited	(1,913)	12.94	(897)	13

Nonvested balance, ending	12,848	$11.75	42,606	$11.91

Pretax compensation expense recognized for nonvested shares for the six months ended December 31, 2011, and 2010 was $48,000 and $132,000, respectively.  The tax benefit for the six months ended December 31, 2011, and 2010 was $16,000 and $45,000, respectively.  As of December 31, 2011, there was $93,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 22 months.  The total fair value of shares vested during the six months ended December 31, 2011 and 2010 was $272,000 and $680,000, respectively.

In association with the Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the fourth quarter of fiscal 2011,  2,358 shares of nonvested stock were awarded which vest on the first anniversary of the date of grant.  As of December 31, 2011, there was $22,000 of total unrecognized compensation cost related to nonvested shares, which is expected to be recognized over the remaining period of six months.  For the six months ended December 31, 2011, amortization expense was recorded in the amount of $80,000.

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

The Company has outstanding interest rate swap agreements totaling $27.0 million notional amount to convert four variable-rate Trust Preferred securities into fixed-rate instruments.  The agreements have a weighted average maturity of 3.0 years and have fixed rates ranging from 5.68% to 6.91% with a weighted average rate of 6.12%.  The fair value of the derivatives was an unrealized loss of $2.2 million and $1.5 million at December 31, 2011, and 2010, respectively.  The Company also has two forward-starting interest rate swap agreements totaling $7.0 million, which will replace the existing swap agreements upon their expiration.  The agreements have a weighted average effective date of 0.8 years and have fixed rates ranging from 5.95% to 6.58% with a weighted average rate of 6.13%.  The fair value of the derivatives was an unrealized loss of $787,000 and $224,000 at December 31, 2011, and 2010, respectively.  The Company pledged $3.0 million in cash under collateral arrangements as of December 31, 2011, to satisfy collateral requirements associated with these interest rate swap contracts.

The Company has outstanding five interest rate swap agreements with notional amounts totaling $35.0 million to convert the variable-rate attributes of a pool of deposits into fixed-rate instruments.  The agreements have a weighted average maturity of 2.4 years and have fixed rates ranging from 2.09% to 2.56% with a weighted average rate of 2.36%.  The fair value of the agreements is an unrealized loss of $1.9 million at December 31, 2011 and $1.4 million at December

31, 2010.  The Company pledged $2.0 million in investment securities under collateral arrangements as of December 31, 2011, to satisfy collateral requirements associated with these interest rate swap contracts.

The Company has outstanding two borrower interest rate swap agreements with notional amounts totaling $1.9 million to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  The fair value of these derivatives were an unrealized gain of $100,000 reported in other assets and an unrealized loss of $100,000 reported as accrued expenses and other liabilities at December 31, 2011.  The derivatives had no impact on the consolidated statements of income for the six months ended December 31, 2011.  Any amounts due to the Company are expected to be collected from the borrower.  Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible.  Management monitors this credit exposure on a quarterly basis.

No gain or loss was recognized in earnings for the six months ended December 31, 2011, and 2010 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of December 31, 2011, are expected to be reclassified into earnings during the current fiscal year.  See Note 13 “Accumulated Other Comprehensive Loss” for amounts reported as other comprehensive loss.

The following table summarizes the derivative financial instruments utilized as of December 31, 2011:

		Notional	Estimated Fair Value
	Balance Sheet Location	Amount	Gain	Loss

Cash flow hedge	Other assets	$34,000	$—	$(3,019)
Non-designated derivatives	Other assets	1,906	100	—
Cash flow hedge	Accrued expenses and other liabilities	35,000	—	(1,881)
Non-designated derivatives	Accrued expenses and other liabilities	1,906	—	(100)

		$72,812	$100	$(5,000)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of December 31, 2011:

		Average	Fair
	Notional	Maturity	Value	Weighted Average Rate
	Value	(years)	(Loss)	Receive	Pay

Liability conversion swaps	$69,000	2.8	$(4,900)	1.72%	4.00%
Back-to-back customer interest rate swaps	3,812	4.4	—	4.15	4.15

	$72,812		$(4,900)

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Dollars in Thousands)

Net income	$715	$1,743	$2,156	$2,233
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized gain (losses) on other securities available for sale	580	(1,340)	1,131	(1,062)
Reclassification adjustment:
Security (gains) recognized in earnings	(34)	(94)	(335)	(491)
Net unrealized gains (losses)	546	(1,434)	796	(1,553)
Income tax benefit (expense)	(208)	545	(303)	590
Other comprehensive income (loss) on securities available for sale	338	(889)	493	(963)

Defined benefit plan:
Other comprehensive (loss) on defined benefit plan	—	—	—	—

Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	215	1,233	(1,054)	(234)
Income tax benefit (expense)	(82)	(419)	555	80
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	133	814	(499)	(154)

Total other comprehensive income (loss)	471	(75)	(6)	(1,117)

Comprehensive income	$1,186	$1,668	$2,150	$1,116

Cumulative other comprehensive (loss) balances were:

Unrealized gain/(loss) on securities available for sale, net of related tax effect of $1,350 and ($954)			$2,201	$(1,557)
Unrealized loss on defined benefit plan, net of related tax effect of $360 and $441			(587)	(719)
Unrealized loss on cash flow hedging activities, net of related tax effect of $1,862 and $1,085			(3,038)	(2,106)

			$(1,424)	$(4,382)

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

Securities—Fair values for investment securities are based on quoted market prices or whose value is determined using discounted cash flow methodologies, except for stock in correspondent banks such as the Federal Home Loan Bank for which fair value is assumed to equal cost.

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

Estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)

Financial Assets
Cash and cash equivalents	$71,306	$71,306	$55,617	$55,617
Securities	316,330	316,330	234,860	234,860
Correspondent bank stock	8,115	8,115	8,065	8,065
Loans and leases receivable	759,147	765,066	823,169	825,905
Accrued interest receivable	8,609	8,609	7,607	7,607
Servicing rights	13,128	13,732	12,952	15,396
Interest rate swap contracts	(2,919)	(2,919)	(2,161)	(2,161)

Financial liabilities
Deposits	929,616	932,892	893,157	896,388
Interest rate swap contracts	1,981	1,981	1,685	1,685
Borrowed funds	147,403	156,747	147,395	154,521
Subordinated debentures payable to trusts	27,837	23,403	27,837	28,933
Accrued interest payable and advances by borrowers for taxes and insurance	15,659	15,659	14,820	14,820

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at December 31, 2011:

	Quoted Prices	Significant	Significant
	In Active	Other Observable	Unobservable
	Markets	Inputs	Inputs	Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in Thousands)

Securities available for sale
Debt securities:
U.S. government agencies	$—	$2,025	$—	$2,025
Municipal bonds	—	10,080	—	10,080
Equity securities:
Federal Ag Mortgage	7	—	—	7
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	303,965	—	303,965
Securities available for sale	7	316,323	—	316,330
Interest rate swap contracts	—	(2,919)	—	(2,919)
Total assets	7	313,404	—	313,411

Interest rate swap contracts	—	1,981	—	1,981
Total liabilities	$—	$1,981	$—	$1,981

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

Interest rate swap contracts:  The fair values of interest rate swap contracts relate to cash flow hedges of trust preferred debt securities issued by the Company, cash flow hedges of variable rate deposits, and for specific borrower interest rate swap contracts classified as non-designated derivatives.  The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves, and include the value associated with counterparty credit risk.

The table below presents the Company’s assets subject to the nonrecurring fair value measurements by level within the hierarchy at December 31, 2011:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable	Fiscal 2012
	Markets	Inputs	Inputs	Incurred
	(Level 1)	(Level 2)	(Level 3)	Losses

Loans held for sale	$—	$10,688	$—	$—
Impaired loans	—	7,516	8,672	—
Mortgage servicing rights	—	—	13,128	—

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

Executive Summary

The Company’s net income for the first six months of fiscal 2012 was $2.2 million, or $0.31 in diluted earnings per common share, compared to $2.2 million, or $0.32 in diluted earnings per common share, for the same period of fiscal 2011.

Net interest income for the first six months of fiscal 2012 was $17.8 million, a decrease of $1.4 million, or 7.4%, compared to the same period a year ago.  For the six months ended December 31, 2011, average interest-earning assets and average interest-bearing liabilities decreased 4.0% and 5.6%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 4.47% for the first six months of fiscal 2012, compared to 4.81% a year ago, a decrease of 34 basis points.  For the same period, cost of deposits, which include all interest-bearing and noninterest bearing deposits, decreased to 0.89%, compared to 1.13%, a decrease of 24 basis points.

The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the six months ended December 31, 2011 was 3.21%, which is a decrease of 12 basis points from the same period of the prior fiscal year.  This margin declined due primarily to the decreases in yield associated with the loan and investment rates in excess of the decrease in the deposit rates paid.  A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the interest-bearing liabilities, and the average balances for these categories decreased when compared to the same period of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

The allowance for loan and lease losses decreased $3.3 million to $11.0 million at December 31, 2011, compared to June 30, 2011.  The ratio of allowance for loan and lease losses to total loans and leases was 1.45% as of December 31, 2011 compared to 1.35% and 1.73% at September 30, 2011 and June 30, 2011, respectively.  Although overall loan balances declined from the first fiscal quarter, the general reserve increased in part due to the effects of historical charge-off activity and management’s assessment of environmental factors.  This analysis contributed to a net increase to the provision for loan and lease losses of $2.1 million for the second quarter.  Total nonperforming assets at December 31, 2011 were $27.7 million as compared to $31.4 million and $37.2 million at September 30, 2011 and June 30, 2011, respectively.  The ratio of nonperforming assets to total assets decreased to 2.26% at December 31, 2011, compared to 2.64% and 3.12% at September 30, 2011 and June 30, 2011.  The overall decrease in nonperforming assets from the previous quarter was primarily attributed to improving conditions in the regional agricultural market, which had previously negatively impacted the ratio.  The valuation allowance recorded in accordance with ASC 310-40 on identified impaired loans decreased to $2.7 million at December 31, 2011, compared to $3.7 million at September 30, 2011.  During the second fiscal quarter of 2012, the Company recorded charge-offs of $2.2 million, compared to $3.9 million in the previous quarter.  These charge-offs have reduced the amount of valuation allowance required on classified assets since June 30, 2011.  Approximately 89% of the valuation allowance on impaired loans are agricultural loans and, more specifically, 78% are within the dairy sector.  All identified impaired loans are reviewed to assess the borrower’s ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.

Foreclosed real estate and other properties increased by $681,000 to $1.4 million at December 31, 2011 from June 30, 2011, primarily consisting of residential and commercial real estate loans that were foreclosed and unsold at quarter end.  When compared to the prior quarter, the Company has increased these assets by $68,000.

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

Total deposits at December 31, 2011, were $929.6 million, an increase of $36.5 million, or 4.1% from June 30, 2011.  During the six month period, in-market deposits, exclusive of public funds, increased $24.3 million, while out-of-market deposits and public funds decreased $2.2 million and $14.4 million, respectively.  The primary factor affecting interest expense was the decrease in the average rates paid to 1.03% on interest-bearing deposits for the six month period ended December 31, 2011, compared to 1.28% for the six month period ended December 31, 2010.

On January 30, 2012, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the second quarter of fiscal 2012.  The dividend will be paid on February 17, 2012, to stockholders of record on February 10, 2012.

The total risk-based capital ratio of 14.41% at December 31, 2011, increased by 113 basis points from 13.28% at June 30, 2011.  Tier I capital decreased 14 basis points to 9.30% at December 31, 2011 when compared to 9.44% at June 30, 2011. This continues to place the Bank in the “well-capitalized” category within financial institution regulation at December 31, 2011 and is consistent with the “well-capitalized” regulatory category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.

Noninterest income was $6.8 million for the six months ended December 31, 2011, compared to $7.6 million for the same period in the prior fiscal year, a decrease of $826,000.  This decrease is due primarily to smaller net gain on sale of loans and securities of $637,000 and $156,000, respectively.

Noninterest expense was $18.8 million for the six months ended December 31, 2011, as compared to $19.1 million for the same period of the prior fiscal year, a decrease of $236,000, or 1.2%.  The decrease was attributed primarily to decreases in compensation and employee benefits of $457,000, and also recorded decreases in FDIC insurance, marketing and community development, and occupancy and equipment for a total of $411,000.  These decreases were partially offset by an increase in professional fees of $740,000 for the six months ended December 31, 2011 when compared to the same period in the prior fiscal year.  Compensation costs decreased due to a reduced number of average full-time equivalents (“FTE’s”) for the first six months compared to the same period in the prior fiscal year, while professional fees increased due to certain employment, regulatory and governance matters.

During the second fiscal quarter, the Company completed one branch closure within the Sioux Falls market as it merged one branch into other nearby branches, and expects to do the same with the announcement of an additional branch closure to occur in the third fiscal quarter.  The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements.

During the second fiscal quarter, the Company was informed by the South Dakota Housing Development Authority (“SDHDA”) that a change in business model was necessary for SDHDA to continue to meet the financing needs of its single family mortgage program in South Dakota.  This change would include the development of a new bond resolution, to support a mortgage-backed securities program.  As such, a request for proposal for a master servicer with a two year commitment period was provided to interested parties, and the Company was informed that a new master servicer would begin effective April 1, 2012.  This change in business model will effectively end the new flow of servicing assets from SDHDA to the Company beginning in the fourth fiscal quarter.  The Company does not expect this event to have a material impact on the fiscal 2012 income statement, but will continue to evaluate the impact on earnings on a go-forward basis as more information becomes available. The single family mortgage segment of the Company’s servicing portfolio is expected to decrease in value over time, as principal is reduced.  The Company continues to evaluate potential acquisition of servicing assets dependent upon market conditions and characteristics desirable by the Company, which may include bidding as the master servicer for SDHDA after the initial two year commitment is complete.

On November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar year 2009 and the entire calendar years of 2010, 2011, and 2012.  On December 30, 2009, the Company paid $4.9 million, which was recorded as a prepaid asset and is being proportionally expensed as each quarter elapses. At December 31, 2011, the remaining balance recorded as a prepaid asset was $1.9 million.

During the first half of fiscal 2012, the FDIC assessed a charge of $493,000 compared to $659,000 for the first two quarters of the prior year.  This decrease from the prior year is the result of modifying the assessment to an asset based computation compared to the prior method, which was entirely based on the amount of deposits.

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

Financial Condition Data

At December 31, 2011, the Company had total assets of $1.2 billion, an increase of $35.7 million from the level at June 30, 2011.  Securities available for sale increased and cash and cash equivalents increased $81.5 million and $15.7 million, respectively.  Loans and leases receivable decreased by $66.0 million, but were partially offset by a decrease in the allowance for loan and lease losses of $3.3 million.  Accrued interest receivable increased $1.0 million during this period.  Total liabilities increased by $34.9 million for the six months ended December 31, 2011.  Deposits primarily accounted for the change with an increase of $36.5 million since June 30, 2011, and advances by borrowers for taxes and insurance increased $1.9 million.  Accrued expenses and other liabilities only partially offset these increases by showing a decrease of $3.4 million during this period.  Stockholders’ equity increased $741,000 to $95.2 million at December 31, 2011 due primarily to an increase in retained earnings from the excess of net income earned less the amount of dividends paid.  Additional paid-in capital also increased due to amortization of stock compensation programs.

Securities available for sale increased by $81.5 million primarily due to the net purchase of agency residential mortgage-backed securities in excess of maturities and sales during the first quarter of $31.2 million and $52.3 million in the second quarter of fiscal 2012.

Net loans and leases receivable decreased $62.7 million at December 31, 2011, as compared to June 30, 2011, due to decreases in agricultural loans of $50.3 million and commercial loans of $26.6 million.  Commercial real estate loans increased by $14.4 million to partially offset the decreases in agricultural and commercial loans.  There was a decrease in the allowance for loan and lease losses of $3.3 million since June 30, 2011 which reduced the overall decline in net loans and leases receivable.

Cash and cash equivalents increased $15.7 million at December 31, 2011, as compared to June 30, 2011, due in part to an increased fed fund sold position.  See the “Consolidated Statement of Cash Flows” for an in-depth analysis of the change in cash and cash equivalents for the six months ended December 31, 2011.

Deposits increased $36.5 million at December 31, 2011, as compared to June 30, 2011.  Interest-bearing checking, money market accounts and savings accounts increased $17.3 million, $48.6 million, and $43.0 million, respectively, since June 30, 2011.  Certificates of deposits and noninterest bearing accounts decreased $62.0 million, and $10.3 million, respectively, to partially offset the increases during the six month period ended December 31, 2011.  Public fund account balances, which are included in the various deposit categories, decreased $14.4 million to $175.7 million at December 31, 2011 due in part to seasonal fluctuations typical with these types of municipal deposits.  Deposit accounts, excluding public funds and out-of-market certificates, increased by $53.1 million during the six month period ended December 31, 2011.

Stockholders’ equity increased $741,000 to $95.2 million at December 31, 2011. Net income and stock amortization increased retained earnings and additional paid in capital by $2.2 million and $160,000, respectively, while dividends reduced retained earnings by $1.6 million during the period.  Accumulated other comprehensive losses, net of deferred taxes decreased stockholders’ equity by $6,000 during the first six months of fiscal 2012.

The following table shows the composition of the Company’s deposit accounts:

Deposit Composition

	December 31, 2011		June 30, 2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$122,053	13.13%	$132,389	14.82%
Interest bearing checking accounts	130,696	14.06	113,367	12.69
Money market accounts	246,176	26.48	197,624	22.13
Savings accounts	127,404	13.71	84,449	9.46
In-market certificates of deposit	289,796	31.17	349,606	39.14
Out-of-market certificates of deposit	13,491	1.45	15,722	1.76
Total deposits	$929,616	100.00%	$893,157	100.00%

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

	Three Months Ended December 31,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)

Interest-earning assets:
Loans and leases receivable (1) (3)	$800,869	$11,114	5.52%	$885,970	$12,540	5.62%
Investment securities (2) (3)	303,022	1,042	1.37%	268,549	1,361	2.01%
Correspondent bank stock	8,170	62	3.02%	11,145	110	3.92%

Total interest-earning assets	1,112,061	$12,218	4.37%	1,165,664	$14,011	4.77%
Noninterest-earning assets	87,377			80,328
Total assets	$1,199,438			$1,245,992

Interest-bearing liabilities:
Deposits:
Checking and money market	$330,229	$531	0.64%	$270,665	$345	0.51%
Savings	125,328	79	0.25%	79,883	67	0.33%
Certificates of deposit	322,279	1,261	1.56%	429,799	2,016	1.86%
Total interest-bearing deposits	777,836	1,871	0.96%	780,347	2,428	1.23%
FHLB advances and other borrowings	147,413	1,122	3.03%	204,532	1,482	2.87%
Subordinated debentures payable to trusts	27,837	480	6.86%	27,837	460	6.56%

Total interest-bearing liabilities	953,086	3,473	1.45%	1,012,716	4,370	1.71%
Noninterest-bearing deposits	120,945			104,485
Other liabilities	30,407			34,810
Total liabilities	1,104,438			1,152,011
Equity	95,000			93,981
Total liabilities and equity	$1,199,438			$1,245,992

Net interest income; interest rate spread (4)		$8,745	2.92%		$9,641	3.06%

Net interest margin (4) (5)			3.13%			3.28%

Net interest margin, TE (6)			3.16%			3.32%

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.
(2)	Includes federal funds sold and Federal Reserve demand deposits.
(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.
(4)	Percentages for the three months ended December 31, 2011 and December 31, 2010 have been annualized.
(5)	Net interest income divided by average interest-earning assets.
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

	Six Months Ended December 31,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)

Interest-earning assets:
Loans and leases receivable (1) (3)	$816,584	$22,680	5.52%	$889,319	$25,248	5.63%
Investment securities (2) (3)	291,821	2,283	1.56%	263,464	2,791	2.10%
Correspondent bank stock	8,201	124	3.01%	10,877	163	2.97%

Total interest-earning assets	1,116,606	$25,087	4.47%	1,163,660	$28,202	4.81%
Noninterest-earning assets	82,615			80,225
Total assets	$1,199,221			$1,243,885

Interest-bearing liabilities:
Deposits:
Checking and money market	$318,450	$1,063	0.66%	$269,811	$726	0.53%
Savings	121,669	160	0.26%	78,195	132	0.33%
Certificates of deposit	336,401	2,805	1.66%	433,342	4,182	1.91%
Total interest-bearing deposits	776,520	4,028	1.03%	781,348	5,040	1.28%
FHLB advances and other borrowings	148,175	2,281	3.06%	199,876	2,975	2.95%
Subordinated debentures payable to trusts	27,837	935	6.68%	27,837	921	6.56%

Total interest-bearing liabilities	952,532	7,244	1.51%	1,009,061	8,936	1.76%
Noninterest-bearing deposits	120,364			104,635
Other liabilities	31,662			36,053
Total liabilities	1,104,558			1,149,749
Equity	94,663			94,136
Total liabilities and equity	$1,199,221			$1,243,885

Net interest income; interest rate spread (4)		$17,843	2.96%		$19,266	3.05%

Net interest margin (4) (5)			3.18%			3.28%

Net interest margin, TE (6)			3.21%			3.33%

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.
(2)	Includes federal funds sold.
(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.
(4)	Percentages for the six months ended December 31, 2011 and December 31, 2010 have been annualized.
(5)	Net interest income divided by average interest-earning assets.
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

The reconciliation of the net interest income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Dollars in Thousands)

Net interest income	$8,745	$9,641	$17,843	$19,266
Taxable equivalent adjustment	97	117	202	246
Adjusted net interest income	8,842	9,758	18,045	19,512
Average interest-earning assets	1,112,061	1,165,664	1,116,606	1,163,660
Net interest margin, TE	3.16%	3.32%	3.21%	3.33%

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2011 vs 2010			2011 vs 2010
	Increase	Increase		Increase	Increase
	(Decrease)	(Decrease)	Total	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans and leases receivable (1)	$(1,222)	$(204)	$(1,426)	$(2,106)	$(462)	$(2,568)
Investment securities (2)	172	(491)	(319)	295	(803)	(508)
Correspondent bank stock	(30)	(18)	(48)	(41)	2	(39)

Total interest-earning assets	$(1,080)	$(713)	$(1,793)	$(1,852)	$(1,263)	$(3,115)

Interest-bearing liabilities:
Deposits:
Checking and money market	$77	$109	$186	$130	$207	$337
Savings	37	(25)	12	71	(43)	28
Certificates of deposit	(509)	(246)	(755)	(947)	(430)	(1,377)
Total interest-bearing deposits	(395)	(162)	(557)	(746)	(266)	(1,012)
FHLB advances and other borrowings	(418)	58	(360)	(775)	81	(694)
Subordinated debentures payable to trusts	—	20	20	—	14	14

Total interest-bearing liabilities	$(813)	$(84)	$(897)	$(1,521)	$(171)	$(1,692)

Net interest income decrease	$(267)	$(629)	$(896)	$(331)	$(1,092)	$(1,423)

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.
(2)	Includes federal funds sold and Federal Reserve demand deposits.

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

In accordance with ASC 310, the loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Residential and Consumer loan portfolio segments include classes of one-to- four family, construction, consumer direct, consumer home equity, consumer overdraft and reserves, and consumer indirect. Commercial, Commercial Real Estate and Agriculture loan portfolio segments include the classes of commercial business, equipment finance leases, commercial real estate, multi-family real estate, construction, agricultural business, and agricultural real estate.

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company’s quarterly analysis of MSRs, there was no impairment to the MSRs at December 31, 2011.

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

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At December 31, 2011, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.

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

Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $9.5 million during the year to $27.7 million at December 31, 2011.  This net decrease was primarily the result of loans charged off during the quarter and due in part by customer ability to obtain alternative financing. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 2.26% at December 31, 2011, from 3.12% at June 30, 2011.

Nonaccruing loans and leases decreased to $24.2 million at December 31, 2011, compared to $30.8 million at June 30, 2011. Included in nonaccruing loans and leases at December 31, 2011 were 11 loans totaling $1.4 million secured by one- to four-family real estate, nine commercial business loans totaling $433,000, three equipment finance leases totaling $46,000, four commercial real estate loans totaling $315,000, one loan for $32,000 secured by multifamily real estate, 24 agricultural real estate loans totaling $12.8 million, 44 agricultural business loans totaling $8.8 million, and 15 consumer loans totaling $281,000.

Accruing loans and leases delinquent more than 90 days decreased $3.5 million, to $2.2 million at December 31, 2011 compared to $5.6 million at June 30, 2011.  Included in accruing loans and leases delinquent more than 90 days at December 31, 2011 were two loans for $256,000 secured by one- to four-family real estate, two loans totaling $95,000 secured by commercial business assets, two loans totaling $670,000 secured by agricultural real estate, and four loans totaling $1.1 million secured by agricultural business assets. For the accruing loans which are greater than 90 days past due, the one- to four-family collateralized loans have a loan to value ratio of 95.5% at December 31, 2011.  These loans remain in accruing status due to the government guarantee on the loan.  Commercial business collateralized loans have weighted average loan to value ratio of 62.7%.  Agricultural real estate collateralized loans have a weighted average loan to value ratio of 49.7% and agricultural business collateralized loans have a weighted average loan to value ratio of 67.0%.

The Company’s nonperforming loans and leases, which represent nonaccrual loans and loans past due 90 days and still accruing, have decreased $10.2 million from the levels at June 30, 2011. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.

As of December 31, 2011, the Company had $1.4 million of foreclosed assets. The balance of foreclosed assets at December 31, 2011, consisted of $908,000 in one- to four-family residences, $402,000 in commercial real estate collateral, $69,000 in agricultural real estate, and $15,000 in equipment finance leases.

At December 31, 2011, the Company had designated $47.3 million of its loans as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. At December 31, 2011, the Company had $7.1 million in multi-family, commercial real estate, agriculture, and commercial business participation loans purchased, of which none of the amounts were classified at December 31, 2011. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the December 31, 2011, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at December 31, 2011 will be adequate in the future.

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

The following table sets forth the amounts of the Company’s nonperforming assets by class for the periods indicated.

	Nonperforming Assets
	December 31, 2011	June 30, 2011
	(Dollars in Thousands)

Nonaccruing loans and leases:
One- to four-family	$1,411	$1,866
Commercial business	433	687
Equipment finance leases	46	126
Commercial real estate	315	784
Multi-family real estate	32	—
Agricultural business	8,835	12,838
Agricultural real estate	12,803	14,002
Consumer direct	28	54
Consumer home equity	248	451
Consumer indirect	5	36
Total	24,156	30,844

Accruing loans and leases delinquent more than 90 days:
One- to four-family	256	113
Commercial business	95	214
Commercial real estate	—	56
Agricultural business	1,139	3,855
Agricultural real estate	670	1,399
Consumer indirect	—	6
Total	2,160	5,643

Foreclosed assets: (1)
One- to four-family	908	667
Commercial business	—	29
Equipment finance leases	15	15
Commercial real estate	402	—
Agricultural real estate	69	—
Consumer indirect	—	2
Total	1,394	713

Total nonperforming assets (2)	$27,710	$37,200

Ratio of nonperforming assets to total assets (3)	2.26%	3.12%

Ratio of nonperforming loans and leases to total loans and leases (4)	3.47%	4.42%

Accruing troubled debt restructures	$2,623	$2,693

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.
(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.
(3)	Percentage is calculated based upon total assets of the Company and its direct and indirect subsidiaries on a consolidated basis.
(4)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company’s allowance for loan and lease losses by class during the periods indicated.

	Six Months Ended December 31,
	2011	2010
	(Dollars in Thousands)

Balance at beginning of period	$14,315	$9,575
Charge-offs:
One- to four-family	(99)	(15)
Commercial business	(672)	(219)
Equipment finance leases	(42)	(148)
Commercial real estate	(391)	(9)
Agricultural business	(2,735)	(244)
Agricultural real estate	(1,536)	(36)
Consumer direct	(25)	(73)
Consumer home equity	(481)	(341)
Consumer OD & reserve	(126)	(157)
Consumer indirect	(23)	(45)
Total charge-offs	(6,130)	(1,287)

Recoveries:
One- to four-family	5	1
Commercial business	26	15
Equipment finance leases	21	—
Commercial real estate	22	—
Agricultural business	36	—
Consumer direct	3	16
Consumer home equity	21	5
Consumer OD & reserve	41	72
Consumer indirect	19	17
Total recoveries	194	126

Net recoveries (charge-offs)	(5,936)	(1,161)

Additions charged to operations	2,642	4,635

Balance at end of period	$11,021	$13,049

Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.45%	1.52%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (1)	41.88%	41.43%

Ratio of net charge offs to average loans and leases for the year-to-date period (2)	1.45%	0.26%

(1)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.
(2)	Percentages for the six months ended December 31, 2011 and 2010 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General	Specific	General	Specific
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Portfolio Segment	December 31, 2011		June 30, 2011
	(Dollars in Thousands)

Residential	$215	31	$305	28
Commercial	1,011	187	1,338	127
Commercial real estate	1,648	49	1,411	272
Agricultural	3,733	2,446	3,088	6,177
Consumer	1,671	30	1,535	34

Total	$8,278	$2,743	$7,677	$6,638

			Specific			Specific
	Number		Impaired Loan	Number		Impaired Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Portfolio Segment	December 31, 2011			June 30, 2011
	(Dollars in Thousands)

Residential	2	$336	$31	2	$338	$28
Commercial	3	319	187	9	659	127
Commercial real estate	1	272	49	3	784	272
Agricultural	11	17,882	2,446	20	28,997	6,177
Consumer	3	122	30	4	178	34

Total	20	$18,931	$2,743	38	$30,956	$6,638

The allowance for loan and lease losses was $11.0 million at December 31, 2011, as compared to $14.3 million at June 30, 2011. This decrease is primarily attributable to $6.1 million in charge-offs made against the allowance in the first half of fiscal 2012, of which $3.7 million had been specifically reserved in the prior fiscal year.  The ratio of the allowance for loan and lease losses to total loans and leases was 1.45% at December 31, 2011, compared to 1.73% at June 30, 2011. The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition. The Company’s methodology for determining allowance requirements on the Company’s loan and lease portfolio was reviewed during the most recent exam cycle by the OTS regulators and no required recommendations for changes in methodology in the allowances were presented.

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

Comparison of the Three Months Ended December 31, 2011 and December 31, 2010

General.  The Company’s net income was $715,000, or $0.10 in basic and diluted earnings per common share for the three months ended December 31, 2011, as compared to net income of $1.7 million, or $0.25 in basic and diluted earnings per common share for the same period in the prior fiscal year.  For the second quarter of fiscal 2012, the return on average equity and the return on average assets was 2.99% and 0.24%, respectively, compared to 7.36% and 0.55%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $12.2 million for the three months ended December 31, 2011, as compared to $14.0 million for the same period in the prior fiscal year, a decrease of $1.8 million or 12.8%.  This decrease was primarily the result of a decrease in interest income within the loan portfolio.  Loans and leases receivable had an average yield of 5.52% for the three months ended December 31, 2011, which is 10 basis points less than the average yield of 5.62% for the three months ended December 31, 2010.  Investment securities had a decline in average yield of 64 basis points when comparing the second quarter of fiscal 2012 against the same period of the prior year, due primarily to the increase in the average balance of Federal Reserve demand deposits which yield a lower rate of return.  The average balance for loans and leases receivables for the second quarter of fiscal 2012 decreased $85.1 million, or 9.6% to $800.9 million when compared to the average balance of the second quarter of fiscal 2011.  The average balance of investment securities increased $34.5 million, or 12.8% to $303.0 million for the second quarter of fiscal 2012, when compared to the average balance of the same quarter of the prior fiscal year.  The revenue decrease attributable to the decrease in average interest-earning assets balances was $1.1 million, while the decrease attributed to the overall declining yield for interest-earning assets was $713,000.

Interest Expense.  Interest expense was $3.5 million for the three months ended December 31, 2011, compared to $4.4 million for the same period in the prior fiscal year, a decrease of $897,000 or 20.5%.  The average balance of interest-bearing deposits decreased by $2.5 million, or 0.3%, while the average interest rate paid on deposits decreased by 27 basis points to 0.96% for the second quarter of fiscal 2012.  This was due in part to a decrease in the average balances of the higher paying certificates of deposit by $107.5 million, and the offsetting increase in the average balances of checking and savings deposits of $59.6 million and $45.4 million, respectively.  This shift of deposits to the lower interest-bearing rate accounts resulted in a decrease in interest expense of $557,000 for the three months ended December 31, 2011, as compared to the same quarter of the prior year.  The average balance of FHLB advances and other borrowings decreased by $57.1 million, or 27.9% for the three month period ended December 31, 2011, as compared to the three month period ended December 31, 2010, while the rate increased to 3.03% from 2.87% for the respective quarters.  The resulting decrease in volume and increase in rate accounted for an overall decrease in interest expense of $360,000.  The average rate paid on total interest-bearing liabilities, which include interest-bearing deposits and liabilities, was 1.45% for the three months ended December 31, 2011 as compared to 1.71% for the same period in fiscal 2011.

Net Interest Income. The Company’s net interest income for the three months ended December 31, 2011, decreased $896,000 or 9.3%, to $8.7 million compared to $9.6 million for the same period in the prior fiscal year.  The net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities resulted in a net decrease in net interest income of $629,000.  In addition, the net decrease in volumes of interest-earning assets in excess of decreased volumes of interest-bearing liabilities resulted in a net decrease in net interest income of $267,000.  The Company’s Net Interest Margin, TE was 3.16% for the three months ended December 31, 2011, as compared to 3.32% for the three months ended December 31, 2010.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the three months ended December 31, 2011, the Company recorded a provision for losses on loans and leases of $2.1 million compared to $1.3 million for the three months ended December 31, 2010.  Although overall loan balances declined from the prior quarter, the general reserve increased in part due to the effects of historical charge-off activity and management’s assessment of environmental factors.  This analysis contributed to a net increase to the provision for loan and lease losses of $2.1 million for the quarter.

Noninterest Income.  Noninterest income was $3.4 million for the quarter ended December 31, 2011, compared to $3.8 million for the quarter ended December 31, 2010, a decrease of $409,000.  This decrease is due primarily to a decrease in net gain on sale of loans and securities of $266,000 and $60,000, respectively.

Net gain on sale of loans decreased $266,000, primarily due to a decrease in mortgage loan activity and the related loan sales when compared to the same quarter of the prior year.  Net gain on the sale of securities totaled $34,000, a decrease of $60,000 for the three months ended December 31, 2011, as compared to the same quarter in fiscal 2011.

Noninterest Expense.  Noninterest expense was $9.0 million for the three months ended December 31, 2011 as compared to $9.6 million for the three months ended December 31, 2010, a decrease of $598,000, or 6.2%.  The primary factors in the overall decrease were decreases in compensation and employee benefits of $628,000, FDIC insurance of $144,000, and other expenses of $98,000.  Professional fees increased $442,000, which partially offset the decreases in noninterest expense.

Compensation and employee benefits were $4.9 million for the three months ended December 31, 2011, a decrease of $628,000 or 11.4% when compared to the three months ended December 31, 2010.  Performance-based incentive pay was the primary factor in the overall compensation decrease as it decreased by $483,000 for the second quarter of fiscal 2012 compared to the same quarter of the prior year. This was due to a decrease in performance outcomes during the quarter.  Employee compensation decreased $121,000, or 3.2% when compared to the prior year’s quarter due to a reduction in FTEs reported at December 31, 2011 compared to December 31, 2010. Director compensation, also a part of compensation and employee benefits, increased by $58,000, which partially offset the other decreases and was primarily due to increased involvement associated with governance matters.

FDIC Insurance decreased by $144,000, to $263,000 for the three months ended December 31, 2011 compared to the same quarter in the prior fiscal year.  Effective in the fourth quarter of fiscal 2011, the FDIC insurance assessment was modified and effectively reduced the amount of assessments for the Company.

Other expenses decreased by $98,000 to $654,000 for the second quarter of fiscal 2012 compared to the same quarter of fiscal 2011.  Telephone expenses decreased by $50,000 due to the implementation of technologies which reduced infrastructure and operating expenses.

Professional fees increased $442,000 to $1.0 million for the second quarter of fiscal 2012 when compared to the three month period ended December 31, 2010.  These costs increased due in part to certain employment, regulatory and governance matters.

Income Tax Expense.  The Company’s income tax expense for the three months ended December 31, 2011 was $299,000 compared to $830,000 for the same period in the prior fiscal year.  The effective tax rate was 29.5% and 32.3% for the three months ended December 31, 2011 and 2010, respectively.  The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes in the three month period ended December 31, 2011, which reduced the overall effective tax rate from the Company’s anticipated amount of 34%.

Comparison of the Six Months Ended December 31, 2011 and December 31, 2010

General.  The Company’s net income was $2.2 million, or $0.31 in basic and diluted earnings per common share for the six months ended December 31, 2011, as compared to net income of $2.2 million, or $0.32 in basic and diluted earnings per common share for the same period in the prior fiscal year.  For the first two quarters of fiscal 2012, the return on average equity and the return on average assets was 4.53% and 0.36%, respectively, compared to 4.71% and 0.36%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $25.1 million for the six months ended December 31, 2011, as compared to $28.2 million for the same period in the prior fiscal year, a decrease of $3.1 million or 11.0%.  This decrease was primarily the result of a decrease in interest income within the loan portfolio.  Loans and leases receivable had an average yield of 5.52% for the six months ended December 31, 2011, which is 11 basis points less than the average yield of 5.63% for the six months ended December 31, 2010.  Investment securities had a decline in average yield of 54 basis points when comparing the first half of fiscal 2012 against the same period of the prior year, due primarily to the increase in the average balance of Federal Reserve demand deposits which yield a lower rate of return.  The average balance for loans and leases receivables for the first half of fiscal 2012 decreased $72.7 million, or 8.2% to $816.6 million when compared to the average balance of the first two quarters of fiscal 2011.  The average balance of investment securities increased $28.4 million, or 10.8% to $291.8 million for the first half of fiscal 2012, when compared to the average balance of the same period of the prior fiscal year.  The revenue decrease attributable to the decrease in average interest-earning assets balances was $1.9 million, while the decrease attributed to the overall declining yield for interest-earning assets was $1.3 million.

Interest Expense.  Interest expense was $7.2 million for the six months ended December 31, 2011, compared to $8.9 million for the same period in the prior fiscal year, a decrease of $1.7 million or 18.9%.  The average balance of interest-bearing deposits decreased by $4.8 million, or 0.6%, while the average rate paid on the deposits decreased by 19.4%.  This was due in part to a decrease in the average balances of the higher paying certificates of deposit by $96.9 million, and the offsetting increase in the average balances of checking and savings deposits of $48.6 million and $43.5 million, respectively.  This shift of deposits to the lower interest-bearing rate accounts resulted in a decrease in interest expense of $1.0 million for the six months ended December 31, 2011, as compared to the same period of fiscal 2011.  The average interest rate paid on deposits for the first half of fiscal 2012 was 1.03%, compared to 1.28% for the same period in the previous year.  The average balance of FHLB advances and other borrowings decreased by $51.7 million, or 25.9% for the six month period ended December 31, 2011, as compared to the same period of the prior year, while the rate increased to 3.06% from 2.95% for the respective periods.  The resulting decrease in volume and increase in rate accounted for an overall decrease in interest expense of $694,000.  The average rate paid on total interest-bearing liabilities, which include interest-bearing deposits and liabilities, was 1.51% for the six months ended December 31, 2011 as compared to 1.76% for the same period in fiscal 2011.

Net Interest Income. The Company’s net interest income for the six months ended December 31, 2011, decreased $1.4 million or 7.4%, to $17.8 million compared to $19.3 million for the same period in the prior fiscal year.  The net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities resulted in a net decrease in net interest income of $1.1 million.  In addition, the net decrease in volumes of interest-earning assets in excess of decreased volumes of interest-bearing liabilities resulted in a net decrease in net interest income of $331,000.  The Company’s Net Interest Margin, TE was 3.21% for the six months ended December 31, 2011, as compared to 3.33% for the six months ended December 31, 2010.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the six months ended December 31, 2011, the Company recorded a provision for losses on loans and leases of $2.6 million compared to $4.6 million for the six months ended December 31, 2010.

Noninterest Income.  Noninterest income was $6.8 million for the six month period ended December 31, 2011, compared to $7.6 million for the same period in the prior year, a decrease of $826,000.  This decrease is due primarily to a decrease in net gain on sale of loans and securities of $637,000 and $156,000, respectively.

Net gain on sale of loans decreased $637,000, primarily due to a decrease in mortgage loan activity and the related loan sales when compared to the same period of the prior year.  Net gain on the sale of securities totaled $335,000, a decrease of $156,000 for the six months ended December 31, 2011, as compared to the same period in fiscal 2011.

Noninterest Expense.  Noninterest expense was $18.8 million for the six months ended December 31, 2011 as compared to $19.1 million for the six months ended December 31, 2010, a decrease of $236,000, or 1.2%.  The primary factors in the overall decrease were decreases in compensation and employee benefits of $457,000, FDIC insurance of $216,000, and other expenses of $133,000.  These decreases were offset by the increase in professional fees of $740,000.

Compensation and employee benefits were $10.6 million for the six months ended December 31, 2011, a decrease of $457,000 or 4.1% when compared to the six months ended December 31, 2010.  Performance-based incentive pay was the primary factor in the overall compensation decrease as it decreased by $499,000 for the six months ended December 31, 2011, as compared to the same period in fiscal 2011, due to a decrease in performance outcomes.  Employee compensation increased $78,000, or 1.0% when compared to the same period of the prior year, but only due to elevated compensation expenses related to a one-time accrual resulting from an executive separation agreement.  Compensation for existing staff has decreased in relation to the decreasing FTEs for the first half of fiscal 2012 as compared to the prior year and taking into account annual salary increases for existing staff.  FTEs at December 31, 2011 were 321, compared to 335 for December 31, 2010.  Net healthcare costs, which are included in the total for compensation and employee benefits, decreased $174,000, or 16.3% to $896,000 when comparing the six month period ended December 31, 2011 to the same quarter in the prior year.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.  Director compensation and recruiting costs, also a part of compensation and employee benefits, increased by $48,000 and $50,000, respectively. The director costs increased primarily due to costs incurred for the increased involvement associated with governance matters and recruiting costs continue to be incurred related to the formal search for a permanent CEO replacement, which has been previously reported.

FDIC Insurance decreased by $216,000, to $535,000 for the six months ended December 31, 2011 compared to the same period in the prior fiscal year.  Effective in the fourth quarter of fiscal 2011, the FDIC insurance assessment was modified and effectively reduced the amount of assessments for the Company.

Other expenses decreased by $133,000 to $1.3 million for the first half of fiscal 2012 compared to the first half of fiscal 2011.  The largest changes were noted in the telephone and postage expenses, where decreases of $91,000 and $32,000, respectively, were recorded.  Telephone expenses decreased due to the implementation of technologies which reduced infrastructure and operating expenses.  Postage decreased due to increased utilization of digital communication to customers and through the increased use of scanners at all locations.

Professional fees increased $740,000 to $1.9 million for the first two quarters of fiscal 2012 when compared to the six month period ended December 31, 2010.  These costs increased due in part to certain employment, regulatory and governance matters.

Income Tax Expense.  The Company’s income tax expense for the six months ended December 31, 2011 was $1.0 million compared to $953,000 for the same period in the prior fiscal year.  The effective tax rate was 31.9% and 29.9% for the six months ended December 31, 2011 and 2010, respectively.  The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes in the six month period ended December 31, 2010, which dropped the effective rate below 30%.  For both periods, permanent tax differences reduced the overall effective tax rate from the Company’s anticipated amount of 34%.

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

Although in-market deposits is one of the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of December 31, 2011, the Bank had the following sources of additional borrowings:

•                  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•                  $20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•                  $56.5 million of available credit from the Federal Reserve Bank; and

•                  $209.0 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured lines of federal funds with First Tennessee Bank, NA and Zions Bank at December 31, 2011. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

The Company has an available line of credit with United Bankers’ Bank for liquidity needs of $4.0 million with no funds advanced at December 31, 2011.  The Company has pledged 100% of Bank stock as collateral for this line of credit.

In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of December 31, 2011, the Bank had $13.5 million in out-of-market certificates of deposit.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2011, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $19.7 million and to sell mortgage loans of $17.9 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At December 31, 2011, the Bank had no outstanding commitments to purchase investment securities available for sale.

The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at December 31, 2011, the Bank met all current capital requirements.

The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5% of total adjusted assets. The

Bank had Tier 1 (core) capital of 9.30% at December 31, 2011. The minimum OCC risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had risk-based capital of 14.41% at December 31, 2011.

The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts or non-designated derivative contracts. At December 31, 2011, the total notional amount of interest rate swap contracts was $72.8 million with a fair value net loss of $4.9 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 12 of “Notes to Consolidated Financial Statements” of this Form 10-Q for additional information.

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

Recent Accounting Pronouncements

In December 2011, FASB issued ASU 2011-12 “Comprehensive Income” (ASC Topic 220).  This update modifies the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05. All other requirements in Update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  The guidance is effective for fiscal years, and the interim periods within those years, beginning December 15, 2011 and early adoption is permitted.  The Company anticipates adopting this update in the first quarter of fiscal 2013 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

In December 2011, FASB issued ASU 2011-11 “Balance Sheet” (ASC Topic 210), disclosures about offsetting assets and liabilities.  This update affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50.  The guidance is effective for annual periods beginning January 1, 2013 and the interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

Since November 14, 2011, the date of our previously filed annual report, the FASB issued ASU No. 2011-10 through ASU No. 2011-12.  ASU 2011-10 is not applicable to consolidated financial statements of the Company.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at December 31, 2011 and 2010, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for fiscal 2011 or that the Company’s primary market risk exposures and how those exposures were managed during the six months ended December 31, 2011 changed significantly when compared to June 30, 2011.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

December 31, 2011
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$189,342	$35,583	23%
+200	181,273	27,514	18
+100	170,004	16,245	11
—	153,759	—	—
-100	123,948	(29,811)	(19)

December 31, 2010
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$148,551	$15,016	11%
+200	146,578	13,043	10
+100	141,529	7,994	6
—	133,535	—	—
-100	122,583	(10,952)	(8)

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

Item 4.  Controls and Procedures

As of December 31, 2011, an evaluation was performed by the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.  There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  There have been no material changes to the risk factors set forth in the above-referenced filing as of December 31, 2011.

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

HF Financial Corp.
(Registrant)

Date:	February 6, 2012	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi, President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2012	By:	/s/ Brent R. Olthoff
Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	Separation Agreement between the registrant and Darrel L. Posegate, dated October 4, 2011 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed October 5, 2011)
10.2	Letter Agreement between Stephen M. Bianchi and Home Federal Bank, dated October 14, 2011 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed October 14, 2011)
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.