Form 10-Q
period 2012-03-31
HF FINANCIAL CORP
filed 2012-05-04
CIK 881790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 30, 2012, there were 7,042,471 shares of the registrant’s common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$70,002	$55,617
Securities available for sale	337,912	234,860
Correspondent bank stock	8,065	8,065
Loans held for sale	8,561	11,991

Loans and leases receivable	711,016	825,493
Allowance for loan and lease losses	(10,540)	(14,315)
Net loans and leases receivable	700,476	811,178

Accrued interest receivable	5,744	7,607
Office properties and equipment, net of accumulated depreciation	15,234	14,969
Foreclosed real estate and other properties	2,611	712
Cash value of life insurance	16,133	15,704
Servicing rights, net	12,632	12,952
Goodwill, net	4,366	4,366
Other assets	14,390	13,300
Total assets	$1,196,126	$1,191,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$892,833	$893,157
Advances from Federal Home Loan Bank and other borrowings	147,399	147,395
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	18,719	11,587
Accrued expenses and other liabilities	12,788	16,899
Total liabilities	1,099,576	1,096,875

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,121,992 and 9,057,727 shares issued at March 31, 2012 and June 30, 2011, respectively	91	91
Additional paid-in capital	45,504	45,116
Retained earnings, substantially restricted	82,566	81,554
Accumulated other comprehensive (loss), net of related deferred tax effect	(714)	(1,418)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at March 31, 2012 and June 30, 2011, respectively	(30,897)	(30,897)
Total stockholders’ equity	96,550	94,446
Total liabilities and stockholders’ equity	$1,196,126	$1,191,321

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Interest, dividend and loan fee income:
Loans and leases receivable	$9,833	$11,781	$32,513	$37,029
Investment securities and interest-earning deposits	1,184	1,396	3,591	4,350
	11,017	13,177	36,104	41,379
Interest expense:
Deposits	1,664	2,280	5,692	7,320
Advances from Federal Home Loan Bank and other borrowings	1,608	1,851	4,824	5,747
	3,272	4,131	10,516	13,067
Net interest income	7,745	9,046	25,588	28,312
Provision for losses on loans and leases	264	1,949	2,906	6,584

Net interest income after provision for losses on loans and leases	7,481	7,097	22,682	21,728

Noninterest income:
Fees on deposits	1,360	1,399	4,528	4,598
Loan servicing income, net	8	306	873	1,225
Gain on sale of loans	671	624	1,884	2,474
Earnings on cash value of life insurance	168	165	512	499
Trust income	206	170	560	486
Gain on sale of securities, net	539	132	874	623
Loss on disposal of closed-branch fixed assets	(233)	—	(245)	—

Total other-than-temporary impairment losses	—	(399)	—	(399)
Portion of loss recognized in other comprehensive income (before taxes)	—	(150)	—	(150)
Net impairment losses recognized in earnings	—	(549)	—	(549)

Other	288	327	818	841
	3,007	2,574	9,804	10,197
Noninterest expense:
Compensation and employee benefits	4,910	5,400	15,532	16,479
Occupancy and equipment	1,076	1,185	3,269	3,462
FDIC insurance	261	471	796	1,222
Check and data processing expense	728	719	2,169	2,085
Professional fees	560	499	2,464	1,663
Marketing and community investment	323	215	1,087	1,090
Foreclosed real estate and other properties, net	137	31	222	166
Other	701	569	1,989	1,990
	8,696	9,089	27,528	28,157

Income before income taxes	1,792	582	4,958	3,768

Income tax expense	580	123	1,590	1,076

Net income	$1,212	$459	$3,368	$2,692

Comprehensive income	$1,922	$1,810	$4,072	$2,926

Basic earnings per common share:	$0.17	$0.07	$0.48	$0.39
Diluted earnings per common share:	0.17	0.07	0.48	0.39
Dividends declared per common share	0.11	0.11	0.34	0.34

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share data)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$3,368	$2,692
Adjustments to reconcile net income to net cash provided by operating activities
Provision for losses on loans and leases	2,906	6,584
Provision for allowance on servicing rights	330	—
Depreciation	1,350	1,437
Amortization of discounts and premiums on securities and other	4,350	3,998
Stock based compensation	253	386
Net change in loans held for resale	5,314	21,092
(Gain) on sale of loans, net	(1,884)	(2,474)
Realized (gain) on sale of securities, net	(874)	(623)
Other-than-temporary impairments recognized in noninterest income	—	549
(Gains) losses and provision-for-losses on sales of foreclosed real estate and other properties, net	24	44
Loss on disposal of office properties and equipment, net	270	—
Change in other assets and liabilities	(5,705)	(3,244)
Net cash provided by operating activities	9,702	30,441

Cash flows from investing activities
Loan participations purchased	—	(412)
Net change in loans outstanding	105,439	30,644
Securities available for sale
Sales, maturities, repayments and adjustments	91,945	75,973
Purchases	(195,421)	(77,848)
Purchase of correspondent bank stock	(997)	(3,604)
Redemption of correspondent bank stock	997	5,267
Proceeds from sale of office properties and equipment	115	—
Purchase of office properties and equipment	(2,000)	(1,469)
Purchase of servicing rights from external sources	(426)	(590)
Proceeds from sale of foreclosed real estate and other properties	440	854
Net cash provided by investing activities	92	28,815

Cash flows from financing activities
Net (decrease) in deposit accounts	(324)	(25,866)
Proceeds of advances from Federal Home Loan Bank and other borrowings	79,634	509,876
Payments on advances from Federal Home Loan Bank and other borrowings	(79,630)	(538,209)
Increase in advances by borrowers	7,132	7,239
Proceeds from issuance of common stock	135	140
Cash dividends paid	(2,356)	(2,351)
Net cash provided by (used in) financing activities	4,591	(49,171)

Increase in cash and cash equivalents	14,385	10,085
Cash and cash equivalents
Beginning	55,617	20,805
Ending	$70,002	$30,890

Supplemental disclosures of cash flows information
Cash payments for interest	$11,785	$13,598
Cash payments for income and franchise taxes, net	2,028	1,443

See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Management has evaluated subsequent events for potential disclosure or recognition through May 4, 2012, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Reclassification

Certain balances in the consolidated financial statements of prior periods have been reclassified to conform to the current period’s presentation.

NOTE 2—REGULATORY CAPITAL

The following table sets forth the Bank’s compliance with its minimum capital requirements for a well-capitalized institution at March 31, 2012:

	Amount	Percent
	(Dollars in Thousands)
Tier I (core) capital (to adjusted total assets):
Required	$59,256	5.00%
Actual	112,578	9.50
Excess over required	53,322	4.50

Total Risk-based capital (to risk-weighted assets):
Required	$80,897	10.00%
Actual	122,645	15.16
Excess over required	41,748	5.16

NOTE 3—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares outstanding include the nonvested shares of the Company.  See Note 10 “Stock-Based Compensation Plans” for additional information related to the nonvested share activity.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.  The weighted average number of basic common shares outstanding for the three months ended March 31, 2012 and 2011 was 6,992,886 and 6,978,561, respectively.  The weighted average number of basic common shares outstanding for the nine months ended March 31, 2012 and 2011 was 6,979,858 and 6,965,120, respectively.

Dilutive earnings per common share is similar to the computation of basic earnings per common share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three months ended March 31, 2012 and 2011 was 6,996,215 and 6,981,533, respectively.  The weighted average number of common and dilutive potential common shares outstanding for the nine months ended March 31, 2012 and 2011 was 6,980,280 and 6,966,878, respectively.

NOTE 4—INVESTMENTS IN SECURITIES

The amortized cost and fair values of investments in securities, all of which are classified as available for sale according to management’s intent, are as follows:

	March 31, 2012
		Total Other-Than
		Temporary
		Impairment
		Recognized in	Adjusted	Gross	Gross
	Amortized	Accumulated Other	Carrying	Unrealized	Unrealized	Fair
	Cost	Comprehensive Income	Cost	Gains	(Losses)	Value

Debt securities:
U.S. government agencies	$2,010	$—	$2,010	$11	$—	$2,021
Municipal bonds	10,317	—	10,317	344	(3)	10,658
	12,327	—	12,327	355	(3)	12,679

Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	2	—	9
Other investments	253	—	253	—	—	253
	268	(8)	260	2	—	262

Agency residential mortgage-backed securities	321,020	—	321,020	4,280	(329)	324,971
	$333,615	$(8)	$333,607	$4,637	$(332)	$337,912

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

The following table presents the fair value and age of gross unrealized losses by investment category at March 31, 2012:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in Thousands)
Debt securities:
Municipal bonds	$573	$(3)	$—	$—	$573	$(3)

Agency residential mortgage-backed securities	$61,020	$(325)	$358	$(4)	$61,378	$(329)
	$61,593	$(328)	$358	$(4)	$61,951	$(332)

The unrealized losses reported for municipal bonds relate to five municipal general obligation or revenue bonds.  The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes.  Management does not believe any individual unrealized losses as of March 31, 2012 represent an other-than-temporary impairment for these investments.  The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of amortized cost.

The unrealized losses reported for agency residential mortgage-backed securities relate to 27 securities issued by Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of March 31, 2012, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

The balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income at the beginning of the fiscal year was $8,000, which was all attributed to FNMA common stock.  There were no additional credit losses for which an other-than-temporary impairment was recognized for the nine months ended March 31, 2012.

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	March 31, 2012
					TOTAL
	Less than	1 to 5	5 to 10	Over 10	Adjusted	Fair
	1 Year	Years	Years	Years	Carrying Cost	Values
	(Dollars in Thousands)

U.S. government agencies	$—	$2,010	$—	$—	$2,010	$2,021
Municipal bonds	1,246	4,684	3,190	1,197	10,317	10,658
Agency residential mortgage- backed securities	—	—	3,313	317,707	321,020	324,971
Total investment securities	$1,246	$6,694	$6,503	$318,904	$333,347	$337,650

For the three months ended March 31, 2012, gross proceeds from the securities sold at a gain were $31.7 million, resulting in a gain on sale of securities of $539,000.  This compares to gross proceeds of $7.2 million, resulting in a gain on sale of securities of $132,000 for the three months ended March 31, 2011.  No securities were sold for a loss during the third quarter of fiscal 2012 or fiscal 2011.

For the nine months ended March 31, 2012, gross proceeds from the securities sold at a gain were $50.6 million, resulting in a gain on sale of securities of $874,000.  This compares to gross proceeds of $25.1 million, resulting in a gain on sale of securities of $623,000 for the nine months ended March 31, 2011.  No securities were sold for a loss for the first nine months of fiscal 2012 or fiscal 2011.

NOTE 5—LOANS AND LEASES RECEIVABLE

Loans and leases receivable by classes within portfolio segments at March 31, 2012 and June 30, 2011, consist of the following:

	March 31, 2012		June 30, 2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential:
One-to four-family	$56,133	7.9%	$57,766	7.0%
Construction	3,089	0.4%	4,186	0.5%
Commercial:
Commercial business (1)	78,527	11.0%	104,227	12.6%
Equipment finance leases	3,771	0.5%	6,279	0.8%
Commercial real estate:
Commercial real estate	236,859	33.3%	219,800	26.6%
Multi-family real estate	44,479	6.3%	49,307	6.0%
Construction	14,351	2.0%	13,584	1.7%
Agricultural:
Agricultural real estate	81,018	11.4%	111,808	13.5%
Agricultural business	83,665	11.8%	138,818	16.8%
Consumer:
Consumer direct	20,379	2.9%	20,120	2.4%
Consumer home equity	85,408	12.0%	94,037	11.4%
Consumer overdraft & reserve	2,897	0.4%	3,426	0.4%
Consumer indirect	440	0.1%	2,135	0.3%

Total loans and leases receivable (2)	$711,016	100.0%	$825,493	100.0%

(1) Includes $2,377 and $2,377 tax exempt leases at March 31, 2012 and June 30, 2011, respectively.

(2) Net of undisbursed portion of loans in process and deferred loan fees and discounts.

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the three months ended March 31, 2012 and 2011:

			Commercial
March 31, 2012	Residential	Commercial	Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)

Balance at beginning of period	$246	$1,198	$1,697	$6,179	$1,701	$11,021
Charge-offs	(1)	(339)	(550)	(219)	(182)	(1,291)
Recoveries	5	38	10	473	20	546
Provisions	(14)	141	762	(1,140)	515	264

Balance at end of period	$236	$1,038	$1,919	$5,293	$2,054	$10,540

			Commercial
March 31, 2011	Residential	Commercial	Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)

Balance at beginning of period	$234	$1,920	$1,823	$7,268	$1,804	$13,049
Charge-offs	—	(209)	(55)	(951)	(316)	(1,531)
Recoveries	—	—	—	—	28	28
Provisions	4	214	(169)	1,722	178	1,949

Balance at end of period	$238	$1,925	$1,599	$8,039	$1,694	$13,495

The following table summarizes the activity in the allowance for loan and lease losses by portfolio segment for the nine months ended March 31, 2012 and 2011:

			Commercial
March 31, 2012	Residential	Commercial	Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)

Balance at beginning of period	$333	$1,464	$1,683	$9,266	$1,569	$14,315
Charge-offs	(100)	(1,053)	(941)	(4,490)	(837)	(7,421)
Recoveries	10	85	32	509	104	740
Provisions	(7)	542	1,145	8	1,218	2,906

Balance at end of period	$236	$1,038	$1,919	$5,293	$2,054	$10,540

			Commercial
March 31, 2011	Residential	Commercial	Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)

Balance at beginning of period	$216	$2,558	$1,885	$3,633	$1,283	$9,575
Charge-offs	(15)	(576)	(64)	(1,231)	(932)	(2,818)
Recoveries	1	15	—	—	138	154
Provisions	36	(72)	(222)	5,637	1,205	6,584

Balance at end of period	$238	$1,925	$1,599	$8,039	$1,694	$13,495

The following tables summarize the related statement balances by portfolio segment at March 31, 2012 and June 30, 2011:

			Commercial
March 31, 2012	Residential	Commercial	Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$32	$60	$59	$2,146	$30	$2,327
Collectively evaluated for impairment	204	978	1,860	3,147	2,024	8,213

Allowance for loan and lease losses	236	1,038	1,919	5,293	2,054	10,540

Individually evaluated for impairment	335	110	270	15,675	121	16,511
Collectively evaluated for impairment	58,887	82,188	295,419	149,008	109,003	694,505

Loans and leases receivable	$59,222	$82,298	$295,689	$164,683	$109,124	$711,016

			Commercial
June 30, 2011	Residential	Commercial	Real Estate	Agricultural	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$28	$127	$272	$6,177	$34	$6,638
Collectively evaluated for impairment	305	1,337	1,411	3,089	1,535	7,677

Allowance for loan and lease losses	333	1,464	1,683	9,266	1,569	14,315

Individually evaluated for impairment	338	659	784	28,997	178	30,956
Collectively evaluated for impairment	61,614	109,847	281,907	221,629	119,540	794,537

Loans and leases receivable	$61,952	$110,506	$282,691	$250,626	$119,718	$825,493

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

Doubtful -  Loans classified as doubtful have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that fall into this class are deemed collateral dependent and an individual impairment analysis is performed on all relationships. Loans in this category are allocated a specific reserve if the estimated discounted cash flows from the loan (or collateral value less cost to sell for collateral dependent loans) do not support the outstanding loan balance or are charged off if deemed uncollectible.

The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments at March 31, 2012 and June 30, 2011:

Credit risk profile by internally assigned grade - Commercial, Commercial real estate and Agricultural portfolio segments:

	March 31, 2012				June 30, 2011
		Special				Special
	Pass	Mention	Substandard	Doubtful	Pass	Watch	Substandard	Doubtful
	(Dollars in Thousands)
Commercial:
Commercial business	$71,605	$2,584	$4,338	$—	$94,475	$1,344	$8,422	$659
Equipment finance leases	3,595	114	63	—	5,928	134	111	60
Commercial real estate:
Commercial real estate	217,803	88	18,968	—	217,069	4,437	3,459	784
Multi-family real estate	43,470	—	1,009	—	48,650	—	1,032	—
Construction	14,351	—	—	—	20,996	—	—	—
Agricultural:
Agricultural real estate	63,913	4,438	10,854	1,813	76,622	18,638	3,915	13,736
Agricultural business	74,715	3,011	5,669	269	102,356	20,435	3,673	12,705
	$489,452	$10,235	$40,901	$2,082	$566,096	$44,988	$20,612	$27,944

Residential and consumer loans are managed on a pool basis due to their homogeneous nature.  Loans that are delinquent 90 days or more or are not accruing interest are considered nonperforming.

The following table presents the recorded investment in residential and consumer loans by class within the portfolio segment based on payment activity at March 31, 2012 and June 30, 2011:

Credit risk profile based on payment activity - Residential and Consumer portfolio segments:

	March 31, 2012		June 30, 2011
	Performing	Nonperforming	Performing	Nonperforming
	(Dollars in Thousands)
Residential:
One- to four-family	$55,200	$933	$56,143	$1,979
Construction	3,089	—	4,199	—
Consumer:
Consumer direct	20,359	21	20,066	54
Consumer home equity	85,147	260	93,586	451
Consumer OD & reserves	2,897	—	3,426	—
Consumer indirect	439	1	2,081	42
	$167,131	$1,215	$179,501	$2,526

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances at March 31, 2012 and June 30, 2011:

						Nonperforming Loans
						Recorded
	Accruing and Nonaccruing Loans					Investment >
	30- 59 Days	60- 89 Days	Greater Than	Total		90 Days and	Nonaccrual
At March 31, 2012	Past Due	Past Due	89 Days	Past Due	Current	Accruing (1)	Balance	Total
	(Dollars in Thousands)
Residential:
One-to four-family	$25	$204	$904	$1,133	$55,000	$107	$826	$933
Construction	—	—	—	—	3,089	—	—	—
Commercial:
Commercial business	142	34	599	775	77,752	—	685	685
Equipment finance leases	27	11	—	38	3,733	—	28	28
Commercial real estate:
Commercial real estate	81	346	117	544	236,315	—	1,834	1,834
Multi-family real estate	—	—	32	32	44,447	—	32	32
Construction	—	—	—	—	14,351	—	—	—
Agricultural:
Agricultural real estate	—	611	3,177	3,788	77,230	396	12,470	12,866
Agricultural business	1,341	—	5,052	6,393	77,272	633	4,613	5,246
Consumer:
Consumer direct	27	2	—	29	20,350	—	21	21
Consumer Home equity	444	263	242	949	84,459	—	260	260
Consumer OD & Reserve	3	4	—	7	2,890	—	—	—
Consumer indirect	5	1	1	7	433	—	1	1
Total	$2,095	$1,476	$10,124	$13,695	$697,321	$1,136	$20,770	$21,906

(1)   Loans accruing which are delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

						Nonperforming Loans
						Recorded
	Accruing and Nonaccruing Loans					Investment >
	30- 59 Days	60- 89 Days	Greater Than	Total		90 Days and	Nonaccrual
At June 30, 2011	Past Due	Past Due	89 Days	Past Due	Current	Accruing (1)	Balance	Total
	(Dollars in Thousands)
Residential:
One-to four-family	$6	$137	$1,949	$2,092	$56,030	$113	$1,866	$1,979
Construction	—	—	—	—	4,199	—	—	—
Commercial:
Commercial business	875	—	736	1,611	103,289	214	687	901
Equipment finance leases	14	—	126	140	6,093	—	126	126
Commercial real estate:
Commercial real estate	1,696	154	801	2,651	223,098	56	784	840
Multi-family real estate	—	—	—	—	49,682	—	—	—
Construction	—	—	—	—	20,996	—	—	—
Agricultural:
Agricultural real estate	1,326	902	4,339	6,567	106,344	1,399	14,001	15,400
Agricultural business	246	806	8,012	9,064	130,105	3,855	12,839	16,694
Consumer:
Consumer direct	32	3	54	89	20,031	—	54	54
Consumer Home equity	429	10	450	889	93,148	—	451	451
Consumer OD & Reserve	8	1	—	9	3,417	—	—	—
Consumer indirect	25	2	37	64	2,059	6	36	42
Total	$4,657	$2,015	$16,504	$23,176	$818,491	$5,643	$30,844	$36,487

(1)  Loans accruing which are delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

At March 31, 2012, the Company has identified $16.5 million of loans as impaired which includes performing troubled debt restructurings.  A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters’ averages to determine an annual average balance.

The following table summarizes the Company’s impaired loans by class of loans and the specific valuation allowance at March 31, 2012 and June 30, 2011:

	At March 31, 2012			At June 30, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance (1)	Allowance	Investment	Balance (1)	Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Commercial business	$—	$—	$—	$440	$540	$—
Commercial real estate	—	—	—	145	145	—
Agricultural real estate	476	476	—	1,130	1,130	—
Agricultural business	—	—	—	397	816	—
Consumer direct	—	—	—	55	54	—
	476	476	—	2,167	2,685	—
With an allowance recorded:
One-to four-family	335	335	32	338	338	28
Commercial business	110	329	60	219	439	127
Commercial real estate	270	270	59	639	639	272
Agricultural real estate	11,401	11,818	1,847	12,992	12,992	1,210
Agricultural business	3,798	5,513	299	14,478	14,478	4,967
Consumer direct	—	—	—	123	123	34
Consumer home equity	121	121	30	—	—	—
	16,035	18,386	2,327	28,789	29,009	6,638
Total:
One-to four-family	335	335	32	338	338	28
Commercial business	110	329	60	659	979	127
Commercial real estate	270	270	59	784	784	272
Agricultural real estate	11,877	12,294	1,847	14,122	14,122	1,210
Agricultural business	3,798	5,513	299	14,875	15,294	4,967
Consumer direct	—	—	—	178	177	34
Consumer home equity	121	121	30	—	—	—
	$16,511	$18,862	$2,327	$30,956	$31,694	$6,638

(1)  Represents the borrower’s loan obligation, gross of any previously charged-off amounts.

The following table summarizes the Company’s average recorded investment in impaired loans by class of loans and the related interest income recognized for the three and nine months ended March 31, 2012:

	For the Three Months		For the Nine Months
	Ended March 31, 2012		Ended March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
One-to four-family	$336	$6	$336	$17
Commercial business	113	—	124	—
Commercial real estate	271	5	272	16
Agricultural real estate	12,080	18	12,315	39
Agricultural business	3,888	2	3,893	6
Consumer home equity	122	2	122	6
	$16,810	$33	$17,062	$84

Modifications of terms for loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve reduction of the interest rate or renewing at an interest rate below current market rates, extension of the term of the loan and/or forgiveness of principal, regardless of the period of the modification. Generally, the Company will allow interest rate reductions for a period of less than two years after which the loan reverts back to the current market rate of interest. Each of the loans included as troubled debt restructurings at March 31, 2012, had interest rate modifications from 6 months to 2 years before reverting back to the original interest rate or had extended repayment terms with increased interest rates. All of the loans were modified due to financial stress of the borrower.

The following is a summary of performing troubled debt restructurings which are in compliance with their modified terms at March 31, 2012 and June 30, 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
At March 31, 2012	Customers	Recorded Balance	Recorded Balance
		(Dollars in Thousands)

Troubled Debt Restructuring
Residential	2	$338	$335
Commercial real estate	1	370	270
Agricultural (1)	8	11,716	11,026
Consumer	3	123	122
	14	$12,547	$11,753

(1)         Includes four customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $10,295.

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
At June 30, 2011	Customers	Recorded Balance	Recorded Balance
		(Dollars in Thousands)
Troubled Debt Restructuring
Residential	2	$41	$41
Agricultural (1)	9	15,423	13,151
Consumer	3	366	358
	14	$15,830	$13,550

(1)         Includes six customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $10,856.

Excluded from above, the Company has one commercial business and one agricultural customer with a recorded balance of $110,000 and $4.6 million, respectively, at March 31, 2012, which are not in compliance with their restructured terms and are in nonaccrual status.  The commercial customer’s loan and one of the three agricultural customer’s loans were in nonaccrual status, while the remaining two of the three agricultural customers’ loans were accruing interest at the time of the original restructuring.  Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of nine months of performance related to the restructured terms are required before a loan is returned to accruing status.

NOTE 6—LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

The following tables summarize the activity in, and the main assumptions used to estimate the amortization of, servicing rights:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in Thousands)
Mortgage servicing rights, beginning	$13,128	$13,215	$12,952	$12,733
Additions	370	490	1,505	1,851
Amortization	(536)	(583)	(1,495)	(1,462)
Mortgage servicing rights, ending	$12,962	$13,122	$12,962	$13,122

Valuation allowance, beginning	$—-	$—-	$—	$—
Additions	(330)	—	(330)	—
Valuation allowance, ending	$(330)	$—	$(330)	$—

Mortgage servicing rights, net	$12,632	$13,122	$12,632	$13,122

Servicing fees received	$874	$889	$2,698	$2,687
Balance of loans serviced at:
Beginning of period	1,206,214	1,178,515	1,199,059	1,138,793
End of period	1,196,786	1,194,427	1,196,786	1,194,427

Amortization of mortgage servicing rights (“MSRs”) is adjusted each quarter as the result of the evaluation of historical prepayment activity.  For the third quarter ended March 31, 2012 and 2011, the constant prepayment rates (CPR) used to calculate the amortization was 12.8% and 12.1%, respectively.  Management utilized a discount rate of 9.0% for valuation purposes for both periods.  Prepayment speeds calculated at March 31, 2012 and 2011 were 14.4% and 12.5%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

Capitalized MSRs are evaluated for impairment based on the estimated fair value of those rights.  If temporary impairment exists, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value.  If it is later determined all or a portion of the temporary impairment no longer exists, the valuation allowance is reduced.

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

The following tables summarize segment reporting information:

	Three Months Ended March 31,
	2012			2011
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$8,235	$(490)	$7,745	$9,485	$(439)	$9,046
Provision for losses on loans and leases	(264)	—	(264)	(1,949)	—	(1,949)
Noninterest income	2,941	66	3,007	2,424	150	2,574
Intersegment noninterest income	(62)	(4)	(66)	(92)	28	(64)
Noninterest expense	(8,208)	(488)	(8,696)	(8,711)	(378)	(9,089)
Intersegment noninterest expense	—	66	66	—	64	64
Income (loss) before income taxes	$2,642	$(850)	$1,792	$1,157	$(575)	$582

Total assets at March 31	$1,186,026	$10,100	$1,196,126	$1,195,631	$11,652	$1,207,283

	Nine Months Ended March 31,
	2012			2011
	Banking	Other	Total	Banking	Other	Total
	(Dollars in Thousands)

Net interest income	$26,938	$(1,350)	$25,588	$29,652	$(1,340)	$28,312
Provision for losses on loans and leases	(2,906)	—	(2,906)	(6,584)	—	(6,584)
Noninterest income	9,561	243	9,804	9,838	359	10,197
Intersegment noninterest income	(191)	(8)	(199)	(219)	25	(194)
Noninterest expense	(25,268)	(2,260)	(27,528)	(26,748)	(1,409)	(28,157)
Intersegment noninterest expense	—	199	199	—	194	194
Income (loss) before income taxes	$8,134	$(3,176)	$4,958	$5,939	$(2,171)	$3,768

Total assets at March 31	$1,186,026	$10,100	$1,196,126	$1,195,631	$11,652	$1,207,283

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

Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in Thousands)

Service cost	$196	$147	$588	$441
Interest cost	176	153	529	461
Amortization of prior losses	—	24	—	71
Expected return on plan assets	(199)	(165)	(584)	(484)
Total costs recognized in expense	$173	$159	$533	$489

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

The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended June 30,
	2012	2011
	(Dollars in Thousands)

Quarter ended September 30	$445	$587
Quarter ended December 31	451	483
Quarter ended March 31	438	451
Quarter ended June 30	—	461
Net healthcare costs	$1,334	$1,982

NOTE 10—STOCK-BASED COMPENSATION PLANS

The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock appreciation rights (SARs) granted in the nine months ended March 31, 2012 and 2011.

Stock option activity for the nine months ended March 31, 2012 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Beginning balance	113,638	$13.46
Granted	—	—
Forfeited	(39,607)	13.61
Exercised	(13,667)	9.92

Ending balance	60,364	$14.16	2.02	$24,194

Vested and exercisable	60,364	$14.16	2.02	$24,194

Stock appreciation rights activity for the nine months ended March 31, 2012 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Term	Value

Beginning balance	179,951	$13.69
Granted	—	—
Forfeited	(50,956)	13.75
Exercised	—	—

Ending balance	128,995	$13.67	6.76	$—

Vested and exercisable	88,288	$14.07	6.51	$—

The total intrinsic value of options exercised during the nine months ended March 31, 2012 and 2011 was $27,000 and $5,000, respectively.  Cash received from the exercise of these options was $136,000 and $139,000, respectively.  There were no cashless option exercises or related tax benefit realized for the nine months ended March 31, 2012 and 2011.  There were no stock appreciation rights (SARs) granted during the nine months ended March 31, 2012 and 2011.  The total unrecognized compensation cost related to nonvested SARs awards at March 31, 2012 was $70,000.  This unrecognized cost is expected to be recognized over a weighted average period of 16 months.

Nonvested share activity for the nine months ended March 31, follows:

	2012		2011
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested balance, beginning	37,810	$11.77	69,475	$13.68
Granted	53,559	11.75	23,266	10.70
Vested	(23,399)	11.64	(49,551)	13.84
Forfeited	(2,961)	12.92	(897)	13.27

Nonvested balance, ending	65,009	$11.75	42,293	$11.87

Pretax compensation expense recognized for nonvested shares for the nine months ended March 31, 2012, and 2011 was $71,000 and $162,000, respectively.  The tax benefit for the nine months ended March 31, 2012, and 2011 was $24,000 and $55,000, respectively.  During the third quarter of fiscal 2012, 32,800 shares of nonvested stock were awarded which fully vest on the third anniversary of the date of grant.  As of March 31, 2012, there was $458,000 of total unrecognized compensation cost related to nonvested shares granted to employees under the Company’s 2002 Stock Option and Incentive Plan, as amended (“the Plan”).  The cost is expected to be recognized over a weighted-average period of 31 months.  The total fair value of shares vested during the nine months ended March 31, 2012 and 2011 was $91,000 and $526,000, respectively.

In association with the Plan, awards of nonvested shares of the Company’s common stock are made to outside directors of the Company.  Each outside director is entitled to all voting, dividend and distribution rights during the vesting period.  During the fourth quarter of fiscal 2011, 2,358 shares of nonvested stock were awarded which vest on the first anniversary of the date granted.  During the third quarter of fiscal 2012, 20,409 shares of nonvested stock were awarded which vest on the first anniversary of the date granted.  As of March 31, 2012, there was $194,000 of total unrecognized compensation cost related to nonvested shares to outside directors, which is expected to be recognized over the remaining period of nine months.  For the nine months ended March 31, 2012, amortization expense was recorded in the amount of $132,000.  The total fair value of shares vested during the nine months ended March 31, 2012 and 2011 was $181,000 and $160,000, respectively.

These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for fiscal 2011, under Note 16 of “Notes to Consolidated Financial Statements.”

NOTE 11—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS

The Company has issued and outstanding 27,000 shares totaling $27.0 million of Company Obligated Mandatorily Redeemable Preferred Securities. These four Trusts were established and exist for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole assets of the four Trusts. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.65% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond the respective maturity date. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for three of the four securities as the call option date has passed. The remaining security of $5.0 million has a call option dates of October 1, 2012.  Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company’s indebtedness and senior to the Company’s capital stock.

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

The Company has outstanding interest rate swap agreements totaling $27.0 million notional amount to convert four variable-rate Trust Preferred securities into fixed-rate instruments.  The agreements have a weighted average maturity of 2.7 years and have fixed rates ranging from 5.68% to 6.91% with a weighted average rate of 6.12%.  The fair value of the derivatives was an unrealized loss of $2.1 million and $1.4 million at March 31, 2012, and 2011, respectively.  The Company also has two forward-starting interest rate swap agreements totaling $7.0 million, which will replace the existing swap agreements upon their expiration.  The agreements have a weighted average effective date of 0.5 years and have fixed rates ranging from 5.95% to 6.58% with a weighted average rate of 6.13%.  The fair value of the derivatives was an unrealized loss of $802,000 and $185,000 at March 31, 2012, and 2011, respectively.  The Company pledged $3.0 million in cash under collateral arrangements as of March 31, 2012, to satisfy collateral requirements associated with these interest rate swap contracts.

The Company has outstanding five interest rate swap agreements with notional amounts totaling $35.0 million to convert the variable-rate attributes of a pool of deposits into fixed-rate instruments.  The agreements have a weighted average maturity of 2.1 years and have fixed rates ranging from 2.09% to 2.56% with a weighted average rate of 2.36%.  The fair value of the agreements is an unrealized loss of $1.6 million at March 31, 2012 and $1.1 million at March 31, 2011.  The Company pledged $1.8 million in investment securities under collateral arrangements as of March 31, 2012, to satisfy collateral requirements associated with these interest rate swap contracts.

The Company has outstanding two borrower interest rate swap agreements with notional amounts totaling $1.9 million to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The swap positions are offset to minimize the potential impact on the Company’s financial statements.  The fair value of these derivatives were an unrealized gain of $108,000 reported in other assets and an unrealized loss of $108,000 reported as accrued expenses and other liabilities at March 31, 2012.  The derivatives had no impact on the consolidated statements of income for the nine months ended March 31, 2012.  Any amounts due to the Company are expected to be collected from the borrower.  Credit risk exists if the borrower’s collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible.  Management monitors this credit exposure on a quarterly basis.

No gain or loss was recognized in earnings for the nine months ended March 31, 2012, and 2011 related to interest rate swaps.  No deferred net losses on interest rate swaps in other comprehensive loss as of March 31, 2012, are expected to be reclassified into earnings during the current fiscal year.  See Note 13 “Accumulated Other Comprehensive Loss” for amounts reported as other comprehensive loss.

The following table summarizes the derivative financial instruments utilized as of March 31, 2012:

		Notional	Estimated Fair Value
	Balance Sheet Location	Amount	Gain	Loss

Cash flow hedge	Other assets	$34,000	$—	$(2,890)
Non-designated derivatives	Other assets	1,891	108	—
Cash flow hedge	Accrued expenses and other liabilities	35,000	—	(1,620)
Non-designated derivatives	Accrued expenses and other liabilities	1,891	—	(108)

		$72,782	$108	$(4,618)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of March 31, 2012:

		Average	Fair
	Notional	Maturity	Value	Weighted Average Rate
	Value	(years)	(Loss)	Receive	Pay

Liability conversion swaps	$69,000	2.6	$(4,510)	1.35%	4.00%
Back-to-back customer interest rate swaps	3,782	4.1	—	4.13	4.13

	$72,782		$(4,510)

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in Thousands)

Net income	$1,212	$459	$3,368	$2,692
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	—	(399)	—	(399)
Change in unrealized gain on other securities available for sale	1,293	1,614	2,424	552
Reclassification adjustment:
Net impairment credit loss recognized in earnings	—	549	—	549
Security (gains) recognized in earnings	(539)	(132)	(874)	(623)
Net unrealized gains	754	1,632	1,550	79
Income tax (expense)	(286)	(620)	(589)	(30)
Other comprehensive income on securities available for sale	468	1,012	961	49

Defined benefit plan:
Other comprehensive (loss) on defined benefit plan	—	—	—	—

Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	391	514	(663)	280
Income tax benefit (expense)	(149)	(175)	406	(95)
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	242	339	(257)	185

Total other comprehensive income	710	1,351	704	234

Comprehensive income	$1,922	$1,810	$4,072	$2,926

Cumulative other comprehensive (loss) balances were:

Unrealized gain (loss) on securities available for sale, net of related tax effect of $1,636 and ($334)			$2,669	$(545)
Unrealized loss on defined benefit plan, net of related tax effect of $360 and $441			(587)	(719)
Unrealized loss on cash flow hedging activities, net of related tax effect of $1,713 and $910			(2,796)	(1,767)

			$(714)	$(3,031)

NOTE 14—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents—The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate their fair values.

Securities available for sale—Fair values for investment securities are based on quoted market prices or are determined using discounted cash flow methodologies.

Correspondent bank stock—The carrying amounts reported in the statements of financial condition for correspondent bank stock, such as the Federal Home Loan Bank, approximate their fair values.

Loans held for sale— The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.

Net loans and leases receivable—The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality. Leases are stated at cost which equals fair value.

Accrued interest receivable—The carrying value of accrued interest receivable approximates its fair value.

Servicing rights, net—Fair values are estimated using discounted cash flows based on current market rates of interest.

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

Estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial Assets
Cash and cash equivalents	$70,002	$70,002	$70,002	$—	$—
Securities available for sale	337,912	337,912	—	337,912	—
Correspondent bank stock	8,065	8,065	—	8,065	—
Loans held for sale	8,561	8,561	—	8,561	—
Net loans and leases receivable	709,037	713,401	—	7,182	706,219
Accrued interest receivable	5,744	5,744	—	5,744	—
Servicing rights, net	12,632	12,632	—	—	12,632
Interest rate swap contracts	(2,782)	(2,782)	—	(2,782)	—

Financial liabilities	—	—	—	—	—
Deposits	892,833	895,803	—	—	895,803
Interest rate swap contracts	1,728	1,728	—	1,728	—
Borrowed funds	147,399	155,990	—	155,990	—
Subordinated debentures payable to trusts	27,837	24,881	—	—	24,881
Accrued interest payable and advances by borrowers for taxes and insurance	— 20,683	20,683	—	20,683	—

		Fair Value Measurements at June 30, 2011
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
Financial Assets
Cash and cash equivalents	$55,617	$55,617	$55,617	$—	$—
Securities available for sale	234,860	234,860	—	234,860	—
Correspondent bank stock	8,065	8,065	—	8,065	—
Loans held for sale	11,991	11,991	—	11,991	—
Net loans and leases receivable	811,178	813,914	—	6,689	807,225
Accrued interest receivable	7,607	7,607	—	7,607	—
Servicing rights, net	12,952	15,396	—	—	15,396
Interest rate swap contracts	(2,161)	(2,161)	—	(2,161)	—

Financial liabilities	—	—	—	—	—
Deposits	893,157	896,388	—	—	896,388
Interest rate swap contracts	1,685	1,685	—	1,685	—
Borrowed funds	147,395	154,521	—	154,521	—
Subordinated debentures payable to trusts	27,837	28,933	—	—	28,933
Accrued interest payable and advances by borrowers for taxes and insurance	— 14,820	14,820	—	14,820	—

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at March 31, 2012:

	Quoted Prices	Significant	Significant
	In Active	Other Observable	Unobservable
	Markets	Inputs	Inputs	Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in Thousands)
Securities available for sale
Debt securities:
U.S. government agencies	$—	$2,021	$—	$2,021
Municipal bonds	—	10,658	—	10,658
Equity securities:
Federal Ag Mortgage	9	—	—	9
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	324,971	—	324,971
Securities available for sale	9	337,903	—	337,912
Interest rate swap contracts	—	(2,782)	—	(2,782)
Total assets	9	335,121	—	335,130

Interest rate swap contracts	—	1,728	—	1,728
Total liabilities	$—	$1,728	$—	$1,728

The Company used the following methods and significant assumptions to estimate the fair value of items:

Securities available for sale: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs), or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The

Company outsources this valuation primarily to a third party provider which utilizes several sources for valuing fixed-income securities.  Sources utilized by the third party provider include pricing models that vary based by asset class and include available trade, bid, and other market information.  This methodology includes broker quotes, proprietary models, descriptive terms and conditions databases, as well as extensive quality control programs.  As further valuation sources, the third party provider uses a proprietary valuation model and capital markets trading staff.  This proprietary valuation model is used for valuing municipal securities. This model includes a separate yield curve structure for Bank-Qualified municipal securities. The grouping of municipal securities is further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional interest rate spreads and municipal yield curves.  Management reviews this third party analysis and has approved the values estimated for the fair values.

Interest rate swap contracts:  The fair values of interest rate swap contracts relate to cash flow hedges of trust preferred debt securities issued by the Company, cash flow hedges of variable rate deposits, and for specific borrower interest rate swap contracts classified as non-designated derivatives.  The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves, and include the value associated with counterparty credit risk.  Management reviews this third party analysis and has approved the values estimated for the fair values.

The table below presents the Company’s assets subject to the nonrecurring fair value measurements by level within the hierarchy at March 31, 2012:

	Quoted Prices	Significant Other	Significant
	In Active	Observable	Unobservable	Fiscal 2012
	Markets	Inputs	Inputs	Incurred
	(Level 1)	(Level 2)	(Level 3)	Losses/(Gains)

Impaired loans	$—	$7,182	$7,002	$47
Servicing rights, net	—	—	12,632	330
Foreclosed real estate and other properties	—	—	175	(9)

The significant unobservable inputs used in the fair value measurement of impaired loans not dependent on collateral primarily relate to present value of cash flows.  Cash flows are derived from scenarios which estimate the probability of default and factor in the amount of estimated principal loss.  The resulting fair value is then compared to the carrying value of each credit and a specific valuation allowance is recorded when the carrying value exceeds the fair value.

The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the marketability of the underlying collateral. The Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, in which collateral with lesser marketability characteristics would receive a larger discount.

The Credit Administration department evaluates the valuations on impaired loans and other real estate owned monthly. The results of these valuations are reviewed at least quarterly by the internal Asset Classification Committee and are considered in the overall calculation of the allowance for loan and lease losses. Unobservable inputs are monitored and adjusted if market conditions change.

Servicing rights, net do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Company relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Company uses a valuation model to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, other ancillary revenue, costs to service, and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market conditions and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Company compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Company uses the amortization method (i.e., lower of amortized cost or estimated fair value), not fair value measurement accounting, for its servicing rights assets.  During the quarter, the estimated fair value was less than the amortized cost and a valuation allowance was recorded, which classifies servicing rights, net as a nonrecurring valuation.

Foreclosed real estate and other properties include those assets which have subsequent market adjustments after the original possession as a foreclosed asset.  The estimated fair value is based on what the local markets are currently offering for assets with similar characteristics, less costs to sell, which the Company classifies as a Level 3 fair value measurement.  Foreclosed assets which have market adjustments due to the modifications in values that are not reflected in the most recent appraisal or valuation, or have updated appraisals with valuation changes since its inclusion as a foreclosed asset are included as a nonrecurring valuation.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at	Valuation	Unobservable	Range
	3/31/2012	Technique	Input	(Weighted Averages)
	(Dollars in Thousands)

Impaired loans	$7,002	Discounted cash flow	Discount rate	5.0% - 8.0% (6.1%)
			Principal loss severity	0% - 30.0% (11.5%)

		Collateral valuation	Discount from appraised value	15% - 25% (24.8%)
			Costs to sell	7.5%

Servicing rights, net	12,632	Discounted cash flow	Constant prepayment rate	14.4%
			Discount rate	9.0%

Foreclosed real estate and other properties	175	Collateral valuation	Costs to sell	10% - 30% (16.4%)

NOTE 15—Subsequent Event

Subsequent to the third fiscal quarter, assets of a $5.0 million nonperforming agricultural credit were sold at public auction.  The aggregate loans to this borrower represent the largest nonperforming loan relationship at the Bank.  The auction and additional grain and other asset liquidation proceeds are expected to net a sufficient amount to substantially resolve this credit relationship during the fourth fiscal quarter.  The Bank does not expect to realize any further material losses or impairments on these loans.

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

Executive Summary

HF Financial Corp. is a unitary thrift holding company that was formed in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Bank (the “Bank”), its principal banking subsidiary. The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The Company’s primary business is to operate the Bank.  Unless otherwise indicated, all matters discussed in this Form 10-Q relate to the Company and its direct and indirect subsidiaries, including, without limitation, the Bank.

The Bank was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. The Bank provides full-service consumer and commercial business banking, including an array of financial products and services, to meet the needs of its marketplace. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential loans, commercial business loans, agriculture loans, consumer loans, multi family and commercial real estate loans and construction loans. The Bank’s consumer direct loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans.

The Company’s net income for the first nine months of fiscal 2012 was $3.4 million, or $0.48 in diluted earnings per common share, compared to $2.7 million, or $0.39 in diluted earnings per common share, for the same period of fiscal 2011.

Net interest income for the first nine months of fiscal 2012 was $25.6 million, a decrease of $2.7 million, or 9.6%, compared to the same period a year ago.  For the nine months ended March 31, 2012, average interest-earning assets and average interest-bearing liabilities decreased 3.2% and 5.1%, respectively, compared to the same period a year ago.  Yields on earning assets decreased to 4.31% for the first nine months of fiscal 2012, compared to 4.79% a year ago, a decrease of 48 basis points.  For the same period, cost of deposits, which include all interest-bearing and noninterest- bearing deposits, decreased to 0.85%, compared to 1.10%, a decrease of 25 basis points.

The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the nine months ended March 31, 2012 was 3.09%, which is a decrease of 23 basis points from the same period of the prior fiscal year.  This margin declined due primarily to the decreases in yield associated with the loan and investment rates in excess of the decrease in the deposit rates paid.  A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the interest-bearing liabilities, and the average balances for these categories decreased when compared to the same period of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

Total loans decreased to $711.0 million from $759.5 million during the most recent quarter, and compared to $825.5 million at June 30, 2011.  Agricultural borrowers typically pay down seasonal balances in the winter, and this fiscal year has not been an exception.  In addition, many of the loan customers have been substantially deleveraging during the last three years as they have been reducing their debt while waiting for better or less risky opportunities for their businesses. We believe this phenomenon may be starting to change back to a more normal situation as the economy recovers, but we cannot precisely predict when or by how much our loan portfolio will start to grow due to existing customer demand.

The allowance for loan and lease losses decreased $3.8 million to $10.5 million at March 31, 2012, compared to June 30, 2011.  The ratio of allowance for loan and lease losses to total loans and leases was 1.48% as of March 31, 2012 compared to 1.45% and 1.73% at December 31, 2011 and June 30, 2011, respectively.  Although overall loan balances declined during the fiscal year, the general reserve increased in part due to the effects of historical charge-off activity and management’s assessment of environmental factors.  This analysis contributed to a provision for loan and lease losses of $2.9 million for the first nine months of fiscal 2012.  For the third quarter, the provision for loan and lease losses was $264,000, which was $1.7 million less than the $1.9 million reported for the third quarter of fiscal 2011.  Total nonperforming assets at March 31, 2012 were $24.5 million as compared to $27.7 million and $37.2 million at December 31, 2011 and June 30, 2011, respectively.  The ratio of nonperforming assets to total assets decreased to 2.05% at March 31, 2012, compared to 2.26% and 3.12% at December 31, 2011 and June 30, 2011.  The overall decrease in nonperforming assets from the previous quarter was primarily attributed to improving conditions in the regional agricultural market, which had previously negatively impacted the ratio.  The valuation allowance recorded in accordance with ASC 310 on identified impaired loans decreased to $2.3 million at March 31, 2012, compared to $2.7 million at December 31, 2011.  During the third fiscal quarter of 2012, the Company recorded charge-offs of $1.3 million, compared to $2.2 million in the previous quarter.  These charge-offs have reduced the amount of valuation allowance required on classified assets since June 30, 2011.  Approximately 92% of the valuation allowance on impaired loans are agricultural loans and, more specifically, 87% are within the dairy sector.  All identified impaired loans are reviewed to assess the borrower’s ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.

Foreclosed real estate and other properties increased by $1.9 million to $2.6 million at March 31, 2012 from $712,000 at June 30, 2011, primarily consisting of residential, commercial real estate, and agricultural business and real estate loans that were foreclosed and unsold at quarter end.   When compared to the prior quarter, these assets increased by $1.2 million. Approximately $1.0 million of the increase in foreclosed real estate was sold at public auction on March 28, 2012, and the Company expects settlement of proceeds to occur in the fourth fiscal quarter.

The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history over 12, 36, and 60 month time periods, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.  Management intends to continue its disciplined credit administration and loan underwriting processes and to remain focused on the creditworthiness of new loan originations.  Management believes that it has identified the most significant nonperforming assets in the loan portfolio and is working to clarify and resolve the credit, credit administration, and environmental factor issues related to these assets to obtain the most favorable outcome for the Company.

Total deposits at March 31, 2012, were $892.8 million, a decrease of $324,000 from June 30, 2011.  During the nine month period, in-market deposits, exclusive of public funds, increased $36.9 million, while out-of-market deposits and public funds decreased $3.1 million and $34.1 million, respectively.  Interest rates on these deposits, which are one of the primary factors affecting the amount of interest expense paid,  decreased to the average rate paid of 0.98% on interest-bearing deposits for the nine month period ended March 31, 2012, compared to 1.24% for the nine month period ended March 31, 2011.

On April 30, 2012, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the third quarter of fiscal 2012.  The dividend will be paid on May 18, 2012, to stockholders of record on May 11, 2012.

The total risk-based capital ratio of 15.16% at March 31, 2012, increased by 188 basis points from 13.28% at June 30, 2011.  Tier I capital increased six basis points to 9.50% at March 31, 2012 when compared to 9.44% at June 30, 2011. This continues to place the Bank in the “well-capitalized” category within financial institution regulation at March 31, 2012 and is consistent with the “well-capitalized” regulatory category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.

Noninterest income was $9.8 million for the nine months ended March 31, 2012, compared to $10.2 million for the same period in the prior fiscal year, a decrease of $393,000.  This decrease was primarily due to the provision for an allowance on servicing rights of $330,000 and the loss on disposal of closed-branch fixed assets of $245,000.  In addition, the gain on sale of loans decreased by $590,000, but were partially offset by the increase in the gain on sale of securities of $251,000.  No other-than-temporary impairment security losses have been recorded in the current fiscal year, compared to $549,000 in the prior fiscal year.

Noninterest expense was $27.5 million for the nine months ended March 31, 2012, as compared to $28.2 million for the same period of the prior fiscal year, a decrease of $629,000, or 2.2%.  The decrease was attributed primarily to decreases in compensation and employee benefits of $947,000, decreases in the cost of FDIC insurance, marketing and community development, and occupancy and equipment for a total of $622,000.  These decreases were partially offset by an increase in professional fees of $801,000 for the nine months ended March 31, 2012 when compared to the same period in the prior fiscal year.  Compensation costs decreased due to a reduced number of average full-time equivalents (“FTE’s”) for the first nine months compared to the same period in the prior fiscal year, while professional fees increased due to certain employment, regulatory and governance matters.

During the second and third fiscal quarters, the Company completed two branch closures within the Sioux Falls area market as it merged two branches into other nearby branches, and has announced four additional branch closures in other markets within South Dakota to occur in the fourth fiscal quarter.  Fiscal year costs through the third quarter related to the streamlining effort included $245,000 for the disposition of two closed-branches fixed assets. Fiscal fourth quarter streamlining costs are estimated to include one-time expenses of $550,000 for severance and lease terminations and $230,000 for the disposition of four closed-branch fixed assets.  In return, management anticipates annual cost savings of all announced branch closures to approach $1.3 million. The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements.

During the second fiscal quarter, the Company was informed by the South Dakota Housing Development Authority (“SDHDA”) that a change in business model was necessary for SDHDA to continue to meet the financing needs of its single family mortgage program in South Dakota.  This change would include the development of a new bond resolution, to support a mortgage-backed securities program.  As such, a request for proposal for a master servicer with a two year commitment period was provided to interested parties, and the Company was informed that a new master servicer would begin effective April 1, 2012.  This change in business model will effectively end the new flow of servicing assets from SDHDA to the Company beginning in the fourth fiscal quarter.  The Company does not expect this event to have a material impact on the fiscal 2012 income statement. The single family mortgage segment of the Company’s servicing portfolio is expected to decrease in value over time, as principal is reduced.  The Company continues to evaluate potential acquisition of servicing assets dependent upon market conditions and characteristics desirable by the Company, which may include bidding as the master servicer for SDHDA after the initial two year commitment is complete.

On November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar year 2009 and the entire calendar years of 2010, 2011, and 2012.  On December 30, 2009, the Company paid $4.9 million, which was recorded as a prepaid asset and is being proportionally expensed as each quarter elapses. At March 31, 2012, the remaining balance recorded as a prepaid asset was $1.6 million.

During the first nine months of fiscal 2012, the FDIC assessed a charge of $736,000 compared to $1.0 million for the first three quarters of the prior year.  This decrease from the prior year is the result of modifying the assessment to an asset based computation compared to the prior method, which was based on the amount of deposits.

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

Financial Condition Data

At March 31, 2012, the Company had total assets of $1.2 billion, an increase of $4.8 million from the level at June 30, 2011.  Securities available for sale increased $103.1 million and cash and cash equivalents increased $14.4 million.  Loans and leases receivable decreased by $114.5 million, but were partially offset by a decrease in the allowance for loan and lease losses of $3.8 million.  Total liabilities increased by $2.7 million for the nine months ended March 31, 2012.  Advances by borrowers for taxes and insurance increased $7.1 million, while accrued expenses and other liabilities decreased $4.1 million during this period.  Stockholders’ equity increased $2.1 million to $96.6 million at March 31, 2012 due primarily to an increase in retained earnings from net income in excess of dividends paid of $1.0 million.  Stockholders’ equity also increased due to net gains in accumulated other comprehensive loss of $704,000.  Additional paid-in capital increased by $388,000  due to amortization of stock compensation programs and the issuance of stock during the year.

Securities available for sale increased by $103.1 million primarily due to the increase in agency mortgage-backed securities of $104.6 million for the nine months ended March 31, 2012.  The net purchase of agency residential mortgage-backed securities in excess of maturities and sales during the third quarter was $35.9 million, increasing the nine month total to $145.1 million.  The net increase in the balance is also affected by principal payments, amortization and market value adjustments.

Net loans and leases receivable decreased $110.7 million at March 31, 2012, as compared to June 30, 2011, due to decreases in agricultural loans of $85.9 million and commercial loans of $28.2 million.  Commercial real estate loans increased by $13.0 million to partially offset the decreases in agricultural and commercial loans.  There was a decrease in the allowance for loan and lease losses of $3.8 million since June 30, 2011 which reduced the overall decline in net loans and leases receivable.

Cash and cash equivalents increased $14.4 million at March 31, 2012, as compared to June 30, 2011, due in part to an increase in the balances due from the Federal Reserve Bank.  See the “Consolidated Statement of Cash Flows” for an in-depth analysis of the change in cash and cash equivalents for the nine months ended March 31, 2012.

Deposits of $892.8 million at March 31, 2012 were comparable to the balance at June 30, 2011.  The mix of deposits has continued to shift towards transactional deposit accounts as a result of maturities of time certificates. Interest-bearing checking, money market accounts and savings accounts increased $30.0 million, $11.3 million, and $35.8 million, respectively, since June 30, 2011.   Certificates of deposits and noninterest-bearing accounts decreased $75.7 million, and $1.7 million, respectively, to offset the increases during the nine month period ended March 31, 2012.  Public fund account balances, which are included in the various deposit categories, decreased $34.1 million to $156.0 million at March 31, 2012 due in part to seasonal fluctuations typical with these types of municipal deposits.  Deposit accounts, excluding public funds and out-of-market certificates, increased by $36.9 million during the nine month period ended March 31, 2012.

Stockholders’ equity increased $2.1 million to $96.6 million at March 31, 2012. Net income increased retained earnings by $3.4 million, and stock amortization and stock issuances increased additional paid in capital by $253,000 and $135,000, respectively. Accumulated other comprehensive losses, net of deferred taxes increased stockholders’ equity by $704,000 during the first nine months of fiscal 2012.  Dividends paid to shareholders reduced retained earnings by $2.4 million during the period.

The following table shows the composition of the Company’s deposit accounts:

	March 31, 2012		June 30, 2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Noninterest bearing checking accounts	$130,645	14.63%	$132,389	14.82%
Interest bearing checking accounts	143,348	16.06	113,367	12.69
Money market accounts	208,936	23.40	197,624	22.13
Savings accounts	120,256	13.47	84,449	9.46
In-market certificates of deposit	276,991	31.02	349,606	39.14
Out-of-market certificates of deposit	12,657	1.42	15,722	1.76
Total deposits	$892,833	100.00%	$893,157	100.00%

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

	Three Months Ended March 31,
	2012			2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$743,977	$9,833	5.32%	$852,532	$11,781	5.60%
Investment securities (2) (3)	356,436	1,124	1.27%	262,793	1,316	2.03%
Correspondent bank stock	8,068	60	2.99%	9,036	80	3.59%

Total interest-earning assets	1,108,481	$11,017	4.00%	1,124,361	$13,177	4.75%
Noninterest-earning assets	84,723			91,326
Total assets	$1,193,204			$1,215,687

Interest-bearing liabilities:
Deposits:
Checking and money market	$334,647	$469	0.56%	$293,567	$382	0.53%
Savings	133,518	90	0.27%	91,433	75	0.33%
Certificates of deposit	297,306	1,105	1.49%	403,093	1,823	1.83%
Total interest-bearing deposits	765,471	1,664	0.87%	788,093	2,280	1.17%
FHLB advances and other borrowings	147,401	1,108	3.02%	165,654	1,401	3.43%
Subordinated debentures payable to trusts	27,837	500	7.22%	27,837	450	6.56%

Total interest-bearing liabilities	940,709	3,272	1.40%	981,584	4,131	1.71%
Noninterest-bearing deposits	125,909			103,120
Other liabilities	31,057			35,810
Total liabilities	1,097,675			1,120,514
Equity	95,529			95,173
Total liabilities and equity	$1,193,204			$1,215,687

Net interest income; interest rate spread (4)		$7,745	2.60%		$9,046	3.04%

Net interest margin (4) (5)			2.81%			3.26%

Net interest margin, TE (6)			2.84%			3.31%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold and Federal Reserve demand deposits.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the three months ended March 31, 2012 and March 31, 2011 have been annualized.

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

	Nine Months Ended March 31,
	2012			2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1) (3)	$792,551	$32,513	5.46%	$877,233	$37,029	5.62%
Investment securities (2) (3)	313,159	3,407	1.45%	263,243	4,107	2.08%
Correspondent bank stock	8,201	184	2.99%	10,272	243	3.15%

Total interest-earning assets	1,113,911	$36,104	4.31%	1,150,748	$41,379	4.79%
Noninterest-earning assets	83,472			83,924
Total assets	$1,197,383			$1,234,672

Interest-bearing liabilities:
Deposits:
Checking and money market	$323,823	$1,532	0.63%	$277,647	$1,108	0.53%
Savings	125,585	250	0.26%	82,543	207	0.33%
Certificates of deposit	323,466	3,910	1.61%	423,409	6,005	1.89%
Total interest-bearing deposits	772,874	5,692	0.98%	783,599	7,320	1.24%
FHLB advances and other borrowings	147,918	3,389	3.05%	188,635	4,376	3.09%
Subordinated debentures payable to trusts	27,837	1,435	6.86%	27,837	1,371	6.56%

Total interest-bearing liabilities	948,629	10,516	1.48%	1,000,071	13,067	1.74%
Noninterest-bearing deposits	122,153			104,126
Other liabilities	31,644			36,036
Total liabilities	1,102,426			1,140,233
Equity	94,957			94,439
Total liabilities and equity	$1,197,383			$1,234,672

Net interest income; interest rate spread (4)		$25,588	2.83%		$28,312	3.05%

Net interest margin (4) (5)			3.06%			3.28%

Net interest margin, TE (6)			3.09%			3.32%

(1)  Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)  Includes federal funds sold.

(3)  Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)  Percentages for the nine months ended March 31, 2012 and March 31, 2011 have been annualized.

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

The reconciliation of the net interest income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in Thousands)

Net interest income	$7,745	$9,046	$25,588	$28,312
Taxable equivalent adjustment	83	131	285	377
Adjusted net interest income	7,828	9,177	25,873	28,689
Average interest-earning assets	1,108,481	1,124,361	1,113,911	1,150,748
Net interest margin, TE	2.84%	3.31%	3.09%	3.32%

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012 vs 2011			2012 vs 2011
	Increase	Increase		Increase	Increase
	(Decrease)	(Decrease)	Total	(Decrease)	(Decrease)	Total
	Due to	Due to	Increase	Due to	Due to	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable (1)	$(1,451)	$(497)	$(1,948)	$(3,566)	$(950)	$(4,516)
Investment securities (2)	477	(669)	(192)	781	(1,481)	(700)
Correspondent bank stock	(9)	(11)	(20)	(49)	(10)	(59)

Total interest-earning assets	$(983)	$(1,177)	$(2,160)	$(2,834)	$(2,441)	$(5,275)

Interest-bearing liabilities:
Deposits:
Checking and money market	$59	$28	$87	$183	$241	$424
Savings	35	(20)	15	108	(65)	43
Certificates of deposit	(472)	(246)	(718)	(1,416)	(679)	(2,095)
Total interest-bearing deposits	(378)	(238)	(616)	(1,125)	(503)	(1,628)
FHLB advances and other borrowings	(149)	(144)	(293)	(943)	(44)	(987)
Subordinated debentures payable to trusts	—	50	50	—	64	64

Total interest-bearing liabilities	$(527)	$(332)	$(859)	$(2,068)	$(483)	$(2,551)

Net interest income decrease	$(456)	$(845)	$(1,301)	$(766)	$(1,958)	$(2,724)

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

The allowance for loan and lease losses is maintained at a level that management determines is sufficient to absorb estimated probable incurred losses in the loan portfolio through a provision for loan losses charged to net income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Management charges off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual impaired loans is determined through an estimate of the fair value of the underlying collateral and/or an assessment of the financial condition and repayment capacity of the borrower.  The allowances for loan and lease losses are comprised of both specific valuation allowances and general valuation allowances that are determined in accordance with authoritative accounting guidance. Additions are made to the allowance through periodic provisions charged to current operations and recovery of principal on loans previously charged off.

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

Mortgage Servicing Rights (“MSRs”).  The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans. The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets. The asset is amortized in proportion to and over the period of estimated net servicing income.

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

The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company’s quarterly analysis of MSRs, a temporary impairment valuation charge of $330,000 was recorded during the third fiscal quarter to the MSRs at March 31, 2012.

Security Impairment.  Management has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent management determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If management does not expect to recover the amortized cost basis, management does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in net income, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.

The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At March 31, 2012, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.

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

Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $12.7 million during the nine month period to $24.5 million at March 31, 2012.  This net decrease was primarily the result of loans charged off during fiscal 2012 and by customer ability to obtain alternative financing. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 2.05% at March 31, 2012, from 3.12% at June 30, 2011.

Nonaccruing loans and leases decreased to $20.8 million at March 31, 2012, compared to $30.8 million at June 30, 2011. Included in nonaccruing loans and leases at March 31, 2012 were seven loans totaling $826,000 secured by one- to four-family real estate, 11 commercial business loans totaling $685,000, three equipment finance leases totaling $28,000, seven commercial real estate loans totaling $1.8 million, one loan for $32,000 secured by multifamily real estate, 16 agricultural real estate loans totaling $12.5 million, 23 agricultural business loans totaling $4.6 million, and 13 consumer loans totaling $282,000.

Accruing loans and leases delinquent more than 90 days decreased $4.5 million, to $1.1 million at March 31, 2012 compared to $5.6 million at June 30, 2011.  Included in accruing loans and leases delinquent more than 90 days at March 31, 2012 were one loan for $107,000 secured by one- to four-family real estate, three loans totaling $396,000 secured by agricultural real estate, and four loans totaling $633,000 secured by agricultural business assets. For the accruing loans which are greater than 90 days past due, the one- to four-family collateralized loan has a loan to value ratio of 95.2% at March 31, 2012.  This loan remains in accruing status due to the government guarantee on the loan.  Agricultural real estate collateralized loans have a weighted average loan to value ratio of 26.7% and agricultural business collateralized loans have a weighted average loan to value ratio of 58.0%.

The Company’s nonperforming loans and leases, which represent nonaccrual loans and loans past due 90 days and still accruing, have decreased $14.6 million from the levels at June 30, 2011. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.

As of March 31, 2012, the Company had $2.6 million of foreclosed assets. The balance of foreclosed assets at March 31, 2012, consisted of $1.1 million in one- to four-family residences, $17,000 in commercial business collateral, $402,000 in commercial real estate collateral, $419,000 in agricultural business collateral, $654,000 in agricultural real estate, and $4,000 in consumer collateral. Approximately $1.0 million of foreclosed real estate was sold at public auction on March 28, 2012, and management expects settlement of proceeds to occur in the fourth fiscal quarter with no additional loss expected.

At March 31, 2012, the Company had designated $48.8 million of its loans and leases as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. Included as classified loans and leases are substandard and doubtful categorized loans and leases before applying any specific valuation allowance, and foreclosed real estate and other properties and negative escrow balances on one-to four-family loans. At March 31, 2012, the Company had $7.1 million in multi-family, commercial real estate, agriculture, and commercial business participation loans purchased, of which none of the amounts were classified at March 31, 2012. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management’s evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.

Although the Company’s management believes that the March 31, 2012, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at March 31, 2012 will be adequate in the future.

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

The following table sets forth the amounts of the Company’s nonperforming assets by class for the periods indicated.

	Nonperforming Assets
	March 31, 2012	June 30, 2011
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$826	$1,866
Commercial business	685	687
Equipment finance leases	28	126
Commercial real estate	1,834	784
Multi-family real estate	32	—
Agricultural business	4,613	12,838
Agricultural real estate	12,470	14,002
Consumer direct	21	54
Consumer home equity	260	451
Consumer indirect	1	36
Total	20,770	30,844

Accruing loans and leases delinquent more than 90 days:
One- to four-family	107	113
Commercial business	—	214
Commercial real estate	—	56
Agricultural business	633	3,855
Agricultural real estate	396	1,399
Consumer indirect	—	6
Total	1,136	5,643

Foreclosed assets: (1)
One- to four-family	1,115	667
Commercial business	17	29
Equipment finance leases	—	15
Commercial real estate	402	—
Agricultural business	419	—
Agricultural real estate	654	—
Consumer direct	4	—
Consumer indirect	—	2
Total	2,611	713

Total nonperforming assets (2)	$24,517	$37,200

Ratio of nonperforming assets to total assets (3)	2.05%	3.12%

Ratio of nonperforming loans and leases to total loans and leases (4)	3.08%	4.42%

Accruing troubled debt restructures	$1,458	$2,693

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

	Nine Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Balance at beginning of period	$14,315	$9,575
Charge-offs:
One- to four-family	(100)	(15)
Commercial business	(1,011)	(407)
Equipment finance leases	(42)	(169)
Commercial real estate	(941)	(64)
Agricultural business	(2,954)	(264)
Agricultural real estate	(1,536)	(967)
Consumer direct	(55)	(98)
Consumer home equity	(592)	(430)
Consumer OD & reserve	(163)	(351)
Consumer indirect	(27)	(53)
Total charge-offs	(7,421)	(2,818)

Recoveries:
One- to four-family	10	1
Commercial business	27	15
Equipment finance leases	58	—
Commercial real estate	32	—
Agricultural business	456	—
Agricultural real estate	53	—
Consumer direct	4	19
Consumer home equity	22	7
Consumer OD & reserve	56	90
Consumer indirect	22	22
Total recoveries	740	154

Net recoveries (charge-offs)	(6,681)	(2,664)

Additions charged to operations	2,906	6,584

Balance at end of period	$10,540	$13,495

Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.48%	1.61%

Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period (1)	48.11%	40.05%

Ratio of net charge offs to average loans and leases for the year-to-date period (2)	1.12%	0.40%

(1)         Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(2)         Percentages for the nine months ended March 31, 2012 and 2011 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General	Specific	General	Specific
	Allowance	Impaired Loan	Allowance	Impaired Loan
	for Loan and	Valuation	for Loan and	Valuation
	Lease Losses	Allowance	Lease Losses	Allowance
Portfolio Segment	March 31, 2012		June 30, 2011
	(Dollars in Thousands)

Residential	$204	32	$305	28
Commercial	978	60	1,338	127
Commercial real estate	1,860	59	1,411	272
Agricultural	3,147	2,146	3,088	6,177
Consumer	2,024	30	1,535	34

Total	$8,213	$2,327	$7,677	$6,638

			Specific			Specific
	Number		Impaired Loan	Number		Impaired Loan
	of Loan	Loan	Valuation	of Loan	Loan	Valuation
	Customers	Balance	Allowance	Customers	Balance	Allowance
Portfolio Segment	March 31, 2012			June 30, 2011
	(Dollars in Thousands)

Residential	2	$335	$32	2	$338	$28
Commercial	1	110	60	9	659	127
Commercial real estate	1	270	59	3	784	272
Agricultural	8	15,675	2,146	20	28,997	6,177
Consumer	3	121	30	4	178	34

Total	15	$16,511	$2,327	38	$30,956	$6,638

The allowance for loan and lease losses was $10.5 million at March 31, 2012, as compared to $14.3 million at June 30, 2011. This decrease is primarily attributable to $7.4 million in charge-offs made against the allowance in the first nine months of fiscal 2012, of which $3.9 million had been specifically reserved in the prior fiscal year.  The ratio of the allowance for loan and lease losses to total loans and leases was 1.48% at March 31, 2012, compared to 1.73% at June 30, 2011. The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management’s assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve recognition.

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

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011

General.  The Company’s net income was $1.2 million, or $0.17 in basic and diluted earnings per common share for the three months ended March 31, 2012, as compared to net income of $459,000, or $0.07 in basic and diluted earnings per common share for the same period in the prior fiscal year.  For the third quarter of fiscal 2012, the return on average equity and the return on average assets was 5.10% and 0.41%, respectively, compared to 1.96% and 0.15%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $11.0 million for the three months ended March 31, 2012, as compared to $13.2 million for the same period in the prior fiscal year, a decrease of $2.2 million or 16.4%.  This decrease was primarily the result of a decrease in interest income within the loan portfolio, which included an interest reversal of $526,000 on tax increment financing (“TIF”) loans that became impaired during the quarter. Loans and leases receivable had an average yield of 5.32% for the three months ended March 31, 2012, which is 28 basis points less than the average yield of 5.60% for the three months ended March 31, 2011.  Investment securities had a decline in average yield of 76 basis points when comparing the third quarter of fiscal 2012 against the same period of the prior year, due primarily to the increase in the average balance of Federal Reserve demand deposits which yield a lower rate of return.  The average balance for loans and leases receivables for the third quarter of fiscal 2012 decreased $108.6 million, or 12.7% to $744.0 million when compared to the average balance of the third quarter of fiscal 2011.  The average balance of investment securities increased $93.6 million, or 35.6% to $356.4 million for the third quarter of fiscal 2012, when compared to the average balance of the same quarter of the prior fiscal year.  The revenue decrease attributable to the decrease in average interest-earning assets balances was $983,000, while the decrease attributed to the overall declining yield for interest-earning assets was $1.2 million.

Interest Expense.  Interest expense was $3.3 million for the three months ended March 31, 2012, compared to $4.1 million for the same period in the prior fiscal year, a decrease of $859,000 or 20.8%.  The average balance of interest-bearing deposits decreased by $22.6 million, or 2.9%, while the average interest rate paid on deposits decreased by 30 basis points to 0.87% for the third quarter of fiscal 2012.  This was due in part to a decrease in the average balances of the higher paying certificates of deposit by $105.8 million, and the offsetting increase in the average balances of checking and savings deposits of $41.1 million and $42.1 million, respectively.  This shift of deposits to the lower interest-bearing rate accounts resulted in a decrease in interest expense of $238,000 for the three months ended March 31, 2012, as compared to the same quarter of the prior year.  The average balance of FHLB advances and other borrowings decreased by $18.3 million, or 11.0% for the three month period ended March 31, 2012, as compared to the three month period ended March 31, 2011, while the rate decreased to 3.02% from 3.43% for the respective quarter.  The resulting decreases in volume rate accounted for an overall decrease in interest expense of $293,000.  The average rate paid on total interest-bearing liabilities, which include interest-bearing deposits and liabilities, was 1.40% for the three months ended March 31, 2012 as compared to 1.71% for the same period in fiscal 2011.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2012, decreased $1.3 million or 14.4%, to $7.7 million compared to $9.0 million for the same period in the prior fiscal year.  The net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities resulted in a net decrease in net interest income of $845,000.  In addition, the net decrease in volumes of interest-earning assets in excess of decreased volumes of interest-bearing liabilities resulted in a net decrease in net interest income of $456,000.  The Company’s Net Interest Margin, TE was 2.84% for the three months ended March 31, 2012, as compared to 3.31% for the three months ended March 31, 2011.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the three months ended March 31, 2012, the Company recorded a provision for losses on loans and leases of $264,000 compared to $1.9 million for the three months ended March 31, 2011.  The reduction in the provision when compared to the same quarter of the prior year is due to the declining loan balances and the amount of overall charge-offs recorded for the nine month period ended March 31, 2012.  Net charge-offs recorded for the third quarter of fiscal 2012 were $745,000, which brought the nine month fiscal total to $6.7 million.  The effect has reduced the amount of allowance required for specific impaired loans and increased the level of general reserves as a percentage of total reserves.  For this reason, the provision declined from the prior year’s third quarter.

Noninterest Income.  Noninterest income was $3.0 million for the quarter ended March 31, 2012, compared to $2.6 million for the quarter ended March 31, 2011, an increase of $433,000.  No other-than temporary impairment loss on securities was recorded for the third quarter of fiscal 2012, while for the third quarter of fiscal 2011, an other-than temporary impairment loss was recorded for $549,000.  In addition, the net gain on sale of securities increased $407,000 to $539,000 as compared to the same quarter a year ago.  These increases were partially offset by a valuation provision for mortgage servicing rights impairment of $330,000 and loss on the disposal of one closed-branch’s fixed assets of $233,000.

Noninterest Expense.  Noninterest expense was $8.7 million for the three months ended March 31, 2012 as compared to $9.1 million for the three months ended March 31, 2011, a decrease of $393,000, or 4.3%.  The primary factors in the overall decrease were decreases in compensation and employee benefits of $490,000 and the cost of FDIC insurance of $210,000.

Compensation and employee benefits were $4.9 million for the three months ended March 31, 2012, a decrease of $490,000 or 9.1% when compared to the three months ended March 31, 2011.  Employee compensation and performance-based incentive pay were the primary factors in the overall compensation decrease as they decreased by $210,000 and $195,000, respectively, for the third quarter of fiscal 2012 compared to the same quarter of the prior year. This was due to a decrease in FTEs and performance outcomes during the quarter.  Recruiting expense, also a part of compensation and employee benefits, decreased by $117,000, due to additional services received in the prior year’s quarter.

FDIC insurance decreased by $210,000, to $261,000 for the three months ended March 31, 2012 compared to the same quarter in the prior fiscal year.  Effective in the fourth quarter of fiscal 2011, the FDIC insurance assessment approach was modified and effectively reduced the amount of assessments for the Company.

Income Tax Expense.  The Company’s income tax expense for the three months ended March 31, 2012 was $580,000 compared to $123,000 for the same period in the prior fiscal year.  The effective tax rate was 32.4% and 21.1% for the three months ended March 31, 2012 and 2011, respectively.  The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes in the three month period ended March 31, 2011, which reduced the overall effective tax rate from the Company’s anticipated amount of 34%.

Comparison of the Nine Months Ended March 31, 2012 and March 31, 2011

General.  The Company’s net income was $3.4 million, or $0.48 in basic and diluted earnings per common share for the nine months ended March 31, 2012, as compared to net income of $2.7 million, or $0.39 in basic and diluted earnings per common share for the same period in the prior fiscal year.  For the first three quarters of fiscal 2012, the return on average equity and the return on average assets was 4.72% and 0.37%, respectively, compared to 3.80% and 0.29%, respectively, for the same period in the prior fiscal year.

Interest, Dividend and Loan Fee Income.  Interest, dividend and loan fee income was $36.1 million for the nine months ended March 31, 2012, as compared to $41.4 million for the same period in the prior fiscal year, a decrease of

$5.3 million or 12.7%.  This decrease was primarily the result of a decrease in interest income within the loan portfolio.  Loans and leases receivable had an average yield of 5.46% for the nine months ended March 31, 2012, which is 16 basis points less than the average yield of 5.62% for the nine months ended March 31, 2011.  Investment securities had a decline in average yield of 63 basis points when comparing the first nine months of fiscal 2012 against the same period of the prior year, due in part to the increase in the average balance of Federal Reserve demand deposits which yield a lower rate of return.  The average balance for loans and leases receivables for the first three quarters of fiscal 2012 decreased $84.7 million, or 9.7% to $792.6 million when compared to the average balance of the first three quarters of fiscal 2011.  The average balance of investment securities increased $49.9 million, or 19.0% to $313.2 million for the nine months ended March 31, 2012, when compared to the average balance of the same period of the prior fiscal year.  The revenue decrease attributable to the decrease in average interest-earning assets balances was $2.8 million, while the decrease attributed to the overall declining yield for interest-earning assets was $2.4 million.

Interest Expense.  Interest expense was $10.5 million for the nine months ended March 31, 2012, compared to $13.1 million for the same period in the prior fiscal year, a decrease of $2.6 million or 19.5%.  The average balance of interest-bearing deposits decreased by $10.7 million, or 1.4%, while the average rate paid on the deposits decreased by 21.2%.  This was due in part to a decrease in the average balances of the higher paying certificates of deposit of $99.9 million, and primarily offset by an increase in the average balances of checking and savings deposits of $46.2 million and $43.0 million, respectively.  This shift of deposits to the lower interest-bearing rate accounts resulted in a decrease in interest expense of $503,000 for the nine months ended March 31, 2012, as compared to the same period of fiscal 2011.  The average interest rate paid on deposits for the first nine months of fiscal 2012 was 0.98%, compared to 1.24% for the same period in the previous year.  The average balance of FHLB advances and other borrowings decreased by $40.7 million, or 21.6% for the nine month period ended March 31, 2012, as compared to the same period of the prior year, while the rate decreased to 3.05% from 3.09% for the respective periods.  The resulting decreases in volume rate accounted for an overall decrease in interest expense of $2.6 million.  The average rate paid on total interest-bearing liabilities, which include interest-bearing deposits and liabilities, was 1.48% for the nine months ended March 31, 2012 as compared to 1.74% for the same period in fiscal 2011.

Net Interest Income. The Company’s net interest income for the nine months ended March 31, 2012, decreased $2.7 million or 9.6%, to $25.6 million compared to $28.3 million for the same period in the prior fiscal year.  The net effect of the reduction of rates earned for interest-earning assets in excess of the reduction of rates paid for interest-bearing liabilities resulted in a net decrease in net interest income of $2.0 million.  In addition, the net decrease in volumes of interest-earning assets in excess of decreased volumes of interest-bearing liabilities resulted in a net decrease in net interest income of $766,000.  The Company’s Net Interest Margin, TE was 3.09% for the nine months ended March 31, 2012, as compared to 3.32% for the nine months ended March 31, 2011.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

During the nine months ended March 31, 2012, the Company recorded a provision for losses on loans and leases of $2.9 million compared to $6.6 million for the nine months ended March 31, 2011. The reduction in the provision when compared to the prior year, is due to the declining loan balances and the amount of overall charge-offs recorded for the nine month period ended March 31, 2012.  Net charge-offs recorded for the three quarters of fiscal 2012 were $6.7 million, which is $3.9 million greater than the charge-offs for the same period of the prior year.  The effect of the increased amount of charge-offs reduced the amount of allowance required for specific impaired loans and increased the level of general reserves as a percentage of total reserves.  For this reason, the provision declined from the prior year’s amount through the third quarter.  Although overall loan balances declined from the prior year, the general reserve remained at a similar level of the prior year’s quarter in part due to the effects of historical charge-off activity and management’s assessment of environmental factors.

Noninterest Income.  Noninterest income was $9.8 million for the nine month period ended March 31, 2012, compared to $10.2 million for the same period in the prior year, a decrease of $393,000.  This decrease is due primarily to decreases in net loan servicing income, net gain on sale of loans, and loss on disposal of closed-branch fixed assets in the amounts of $352,000, $590,000 and $245,000, respectively.  These decreases were partially offset by net gain on sale of securities of $251,000 and the reduction in other-than temporary losses of $549,000.

Net servicing income decreased $352,000, primarily due to a provision of $330,000 that was recorded in the third quarter of fiscal 2012 related to a valuation adjustment.  Continued low interest rates in the housing sector helped borrowers’ ability to prepay mortgages through refinance and new purchases.  This accelerated rate devalued the portfolio for which management recorded an allowance against the asset balance at March 31, 2012.

Net gain on sale of loans decreased $590,000, primarily due to a decrease in mortgage loan activity and the related loan sales when compared to the same period of the prior year.

The loss on disposal of closed-branch fixed assets was $245,000 for the nine months ended March 31, 2012.  In the second and third quarter, two branches were closed and the net book value remaining on fixed assets that were disposed was recorded.  The Company has announced that four additional branches are scheduled to close in the fourth quarter, which are estimated to include one-time expenses of $550,000 for severance and lease terminations and $230,000 for the disposition of fixed assets.  The closure of the branches, including those that are announced, was due in part to the consolidation of branches which duplicate proximity to other branches and is expected to reduce operating expenses by approximately $1.3 million. No branches were closed in fiscal 2011.

Net gain on sale of investments increased by $251,000, to $874,000 for the nine months ended March 31, 2012 as compared to the first three quarters of fiscal 2011.  Management transacts sales of investment securities as opportunities in the marketplace are presented.

Noninterest Expense.  Noninterest expense was $27.5 million for the nine months ended March 31, 2012 as compared to $28.2 million for the nine months ended March 31, 2011, a decrease of $629,000, or 2.2%.  The primary factors in the overall decrease were decreases in compensation and employee benefits of $947,000 and FDIC insurance of $426,000.  These decreases were offset by the increase in professional fees of $801,000.

Compensation and employee benefits were $15.5 million for the nine months ended March 31, 2012, a decrease of $947,000 or 5.7% when compared to the nine months ended March 31, 2011.  Performance-based incentive pay was the primary factor in the overall compensation decrease as it decreased by $694,000 for the nine months ended March 31, 2012, as compared to the same period in fiscal 2011, due to a decrease in performance outcomes.  Employee compensation decreased $133,000, or 1.2% when compared to the same period of the prior year, but included elevated compensation expenses related to a one-time accruals resulting from two executive separation agreements.  Compensation for existing staff has decreased due to the decreasing FTEs for the first nine months of fiscal 2012 as compared to the prior year, adjusted for annual salary increases for existing staff.  FTEs at March 31, 2012 were 301, compared to 341 at June 30, 2011, or a decline of 11.8% during the first nine months of fiscal 2012.  Net healthcare costs, which are included in the total for compensation and employee benefits, decreased $187,000, or 12.3% to $1.3 million when comparing the nine month period ended March 31, 2012 to the same period in the prior year.  Management currently believes the self-insured structure is a reasonable alternative to traditional healthcare plans over the long term.  The level of healthcare costs which the Company incurs may vary from year to year.  Director compensation and recruiting costs, also a part of compensation and employee benefits, increased by $64,000 and decreased by $67,000, respectively. The director costs increased primarily due to costs incurred for the increased involvement associated with governance matters, while recruiting costs declined due to the initial focus in fiscal 2011 related to the formal search for a permanent CEO replacement, which has been previously reported.

FDIC insurance decreased by $426,000, to $796,000 for the nine months ended March 31, 2012 compared to the same period in the prior fiscal year.  Effective in the fourth quarter of fiscal 2011, the FDIC insurance assessment was modified and effectively reduced the amount of assessments for the Company from that quarter forward.

Professional fees increased $801,000 to $2.5 million for the first three quarters of fiscal 2012 when compared to the nine month period ended March 31, 2011.  These costs increased due in part to certain employment, regulatory and governance matters incurred primarily during the first half of fiscal 2012.

Income Tax Expense.  The Company’s income tax expense for the nine months ended March 31, 2012 was $1.6 million compared to $1.1 million for the same period in the prior fiscal year.  The effective tax rate was 32.1% and 28.6% for the nine months ended March 31, 2012 and 2011, respectively.  The amount of permanent tax difference as a net deduction was a higher percentage to income before income taxes in the nine month period ended March 31, 2011, which dropped the effective rate below 30%.  For both periods, permanent tax differences reduced the overall effective tax rate from the Company’s anticipated amount of 34%.

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

Although in-market deposits is one of the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of March 31, 2012, the Bank had the following sources of additional borrowings:

•                  $15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•                  $20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•                  $53.9 million of available credit from the Federal Reserve Bank; and

•                  $235.6 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured lines of federal funds with First Tennessee Bank, NA and Zions Bank at March 31, 2012. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.

The Company has an available line of credit with United Bankers’ Bank for liquidity needs of $4.0 million with no funds advanced at March 31, 2012.  The Company has pledged 100% of Bank stock as collateral for this line of credit.

In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of March 31, 2012, the Bank had $12.7 million in out-of-market certificates of deposit.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2012, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $18.2 million and to sell mortgage loans of $14.8 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At March 31, 2012, the Bank had an outstanding commitment to purchase $330,000 in investment securities available for sale, but had no outstanding commitments to sell any investment securities available for sale.

The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank of Tier 1 (core) capital.

Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at March 31, 2012, the Bank met all current capital requirements.

The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.50% at March 31, 2012. The minimum OCC risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had risk-based capital of 15.16% at March 31, 2012.

The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts or non-designated derivative contracts. At March 31, 2012, the total notional amount of interest rate swap contracts was $72.8 million with a fair value net loss of $4.5 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 12 of “Notes to Consolidated Financial Statements” of this Form 10-Q for additional information.

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

In September 2011, FASB issued ASU 2011-08 “Intangibles — Goodwill and Other” (ASC Topic 350).  The objective of this update is to simplify how entities test goodwill for impairment.  This update adds a qualitative analysis to step one of the two-step process, which enables the Company to qualitatively determine if it is more likely than not that goodwill impairment exists, and if not, skip step two in determination of the amount of goodwill impairment.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted.  The Company anticipates adopting this update in the fourth quarter of fiscal 2012 and does not expect the adoption to have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

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

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement” (ASC Topic 820).  This update results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company has adopted this update at January 1, 2012 and the adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.

Since February 6, 2012, the date of our previously filed annual report, the FASB has not issued any additional updates.

Subsequent Event

Subsequent to the third fiscal quarter, assets of a $5.0 million nonperforming agricultural credit were sold at public auction.  The aggregate loans to this borrower represent the largest nonperforming loan relationship at the Bank.  The auction and additional grain and other asset liquidation proceeds are expected to net a sufficient amount to substantially resolve this credit relationship during the fourth fiscal quarter.  The Bank does not expect to realize any further material losses or impairments on these loans.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value.  The inverse situation may also occur.  One approach used by the Company to quantify interest rate risk is an NPV analysis.  This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts.  The following tables set forth, at March 31, 2012 and 2011, respectively, an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve.  Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company’s Annual Report on Form 10-K for fiscal 2011 or that the Company’s primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2012 changed significantly when compared to June 30, 2011.

Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth below.  In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

March 31, 2012
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$192,356	$35,299	22%
+200	184,428	27,371	17
+100	172,943	15,886	10
—	157,057	—	—
-100	127,986	(29,071)	(19)

March 31, 2011
		Estimated Increase
Change in	Estimated	(Decrease) in NPV
Interest Rates	NPV Amount	Amount	Percent
Basis Points	(Dollars in Thousands)

+300	$151,553	$11,697	8%
+200	150,030	10,174	7
+100	145,913	6,057	4
—	139,856	—	—
-100	127,430	(12,426)	(9)

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

Item 4.  Controls and Procedures

As of March 31, 2012, an evaluation was performed by the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.  There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HF Financial Corp.
(Registrant)

Date:	May 4, 2012	By:	/s/ Stephen M. Bianchi
Stephen M. Bianchi, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2012	By:	/s/ Brent R. Olthoff
Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	Separation Agreement between the registrant and David A. Brown, dated January 13, 2012 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 13, 2012)
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Index