Form 10-K
period 2012-06-30
HF FINANCIAL CORP
filed 2012-09-17
CIK 881790

Use these links to rapidly review the document
Annual Report on Form 10-K Table of Contents

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
Commission file number 0-19972
_______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2011, was approximately $70.6 million.
As of September 11, 2012, there were 7,056,283 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the 2012 Annual Meeting of Stockholders.

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
Website and Available Information
The website for the Company and the Bank is located at www.homefederal.com and for the Bloomington, Minnesota branch at www.infiniabank.com. Information on these websites does not constitute part of this Form 10-K.
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
Through its trust department, the Bank acts as trustee, personal representative, administrator, guardian, custodian, agent, advisor and manager for various accounts. As of June 30, 2012, the trust department of the Bank maintained approximately $92.7 million in assets under management. Wealth management has become a strategic focus of the Bank, and the Bank has added expertise in portfolio management and business development to enhance this business line to drive future growth in assets under management and fee income.
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
Subsidiary Activities
In addition to the Bank, the Company had six other wholly-owned subsidiaries as of June 30, 2012: HF Financial Group, Inc. ("HF Group"), HF Financial Capital Trust III ("Trust III"), HF Financial Capital Trust IV ("Trust IV"), HF Financial Capital Trust V ("Trust V"), HF Financial Capital Trust VI ("Trust VI") and HomeFirst Mortgage Corp. (the "Mortgage Corp.").
In August 2002, the Company formed HF Group, a South Dakota corporation. HF Group previously marketed software to facilitate employee benefits administration, payroll processing and management and governmental reporting. HF Group no longer actively markets this software and had immaterial operations in 2012. Intercompany interest income is eliminated in the preparation of consolidated financial statements.
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
The Mortgage Corp., a South Dakota corporation formed in September 1994, was previously engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market. The Mortgage Corp. had no activity during fiscal years 2012 and 2011.
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
Hometown, a South Dakota corporation formed in February 1951, provides financial and insurance products to customers of the Bank and members of the general public in the Bank's market area. Insurance products offered by Hometown primarily include annuities and life insurance products. Hometown obtains its funding via a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. As of June 30, 2012, there were no advances on an approved line of credit of $50,000. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.
Mid America Capital, a South Dakota corporation formed in October 1990, specializes in equipment finance leasing. Mid America Capital obtains its funding through a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. As of June 30, 2012, Mid America Capital had advanced $1.7 million on an approved line of credit of $7.5 million with the Bank. In July 2012, the approved line of credit was reduced to $2.5 million from $7.5 million. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.
Mid-America, a South Dakota corporation formed in August 1971, in the past provided residential appraisal services to the Bank and other lenders in the Bank's market. Mid-America had no activity during fiscal years 2012 and 2011.
PMD, a South Dakota corporation formed in January 1992, in the past was engaged in the business of buying, selling and managing repossessed real estate properties. PMD had no activity during fiscal years 2012 and 2011.
Market Area
Based on total assets at June 30, 2012, the Bank is the largest savings association headquartered in South Dakota. The Bank has a total of 28 banking centers in its market area and an Internet branch located at www.homefederal.com. The Bank's primary market area includes communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area (MSA), and the cities of Pierre, Mitchell, Aberdeen, Brookings, Dakota Dunes, Watertown, and Yankton. The banking center located in Dakota Dunes serves customers located in northwestern Iowa. The Bank has a banking center in Marshall, Minnesota, which serves customers located in southwestern Minnesota. A banking center in Bloomington, Minnesota, which serves customers in the metropolitan area of the Twin Cities, does business as Infinia Bank, a Division of Home Federal Bank of South Dakota. An Internet branch is located at www.infiniabank.com to serve the Twin Cities market area. The Bank's primary market area features a variety of agribusiness, financial services, health care and light manufacturing firms. The Internet branches and mobile banking allow access to customers beyond traditional geographical areas.
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

•
Expanding Relationships with Existing Customers and Developing Relationships with New Customers. The Company will continue to strive to fund its business through deposits within its market area, with a strategic focus on multiple-service household growth. The Company endeavors to increase existing and new customer relationships by providing individualized personal customer attention with local decision-making authority, which the Company believes positively distinguishes it from its larger, non-locally owned competitors.

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
The HOLA includes a provision that limits the Bank's non-residential real estate lending to no more than four times its total capital. This maximum limitation, which at June 30, 2012 was $477.5 million, has not materially limited the Bank's lending practices.
Under HOLA, the maximum amount which the Bank may lend to any one borrower is 15% of the Bank's unimpaired capital and surplus, or $18.5 million at June 30, 2012. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. The Bank may request a waiver from the OCC to exceed the 15% loans-to-one borrower limitation on a case-by-case basis. See "Regulation—Loans-to-One Borrower" for more information and a discussion of the loans-to-one borrower regulations.
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
During the second quarter of fiscal 2012, the Company was informed by SDHDA that a change in business model was necessary for SDHDA to continue to meet the financing needs of its single family mortgage program in South Dakota. This change in business model effectively ended the new flow of servicing assets from SDHDA to the Company beginning April 1, 2012. Due to this change, the single family mortgage segment of the Company's servicing portfolio is expected to decrease in value over time, as principal is reduced. The Company continues to evaluate potential acquisition of servicing assets dependent upon market conditions and characteristics desirable by the Company, which may include bidding as the master servicer for SDHDA after the initial two year commitment is complete.
The Bank receives an origination fee of 1% of the loan amount from the borrower and a servicing fee, for the loans that continue to be serviced, of generally 0.38% from the SDHDA for these services. The servicing fee rate may subsequently decline to a minimum of 0.25% based on delinquency characteristics. The Bank is currently the largest servicer of loans for the SDHDA. At June 30, 2012, the Bank serviced $832.3 million of mortgage loans for the SDHDA. See Note 4 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K, for information on loan servicing.
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
The Bank offers online mortgage capabilities through QuickClickTM Online Mortgage Solutions, a service that allows customers to check rates, research loan options and complete mortgage applications via the Bank's website. This service is currently available to all branch locations in South Dakota and Minnesota.
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
The Bank's consumer direct loan portfolio includes, among other types, automobile loans, home equity loans, loans secured by deposit accounts and student loans. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The Bank offers both open- and closed-end credit. Overdraft lending is extended through lines of credit that are tied to a checking account. The credit lines generally bear interest at 18% and are generally limited to no more than $2,000. Loans secured by deposit accounts at the Bank are currently originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on such loans is typically equal to 3% above the contract rate.
Loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to a maximum of 90% of the appraised value of the property securing the loan and generally have maximum terms that do not exceed 15 years.
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
Interest rates on home equity lines of credit are variable based upon a margin over the Wall Street Journal Prime Rate. Home Equity Lines of Credit are stress tested during underwriting to determine the borrower's capacity to repay the debt should economic conditions change. The payment is stress tested by adding 5% to the initial note rate and amortizing the entire line amount over 240 months. The borrower's debt to income ratio must remain within underwriting guidelines after including the stress tested payment on the home equity line of credit.
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
Leasing Activities
General.    Through its wholly owned subsidiary, Mid America Capital, the Bank originated commercial and municipal leases. These products have a fixed interest rate for the duration of the lease with terms typically ranging from 24 to 60 months. The leases generally are 100% financed with either the first or first and last months' payments due at lease inception. As a result of the 100% financing and fixed interest rate, the yield on leases is higher than similar type lending products.
Leases were originated generally in the Bank's trade area in the upper Midwest. All leases are secured by the equipment leased, with personal guarantees of the borrowers normally obtained on commercial leases. In fiscal 2012, Mid America Capital reduced its efforts in originating new leases. It continues to service existing leases, but will continue to see a reduced level of lease balances as payments occur and reach maturity. The decision to reduce marketing efforts will not have a material impact on the Company.
Commercial Leases.    In order to support the Bank and its customers and to improve the yield of its assets, Mid America Capital has originated commercial leases to customers primarily in the Bank's trade area. Mid America Capital basically has offered two types of commercial leases: capital and tax leases. Leases encompass a wide variety of equipment for a variety of commercial uses. The customer base tends to be small- to medium-sized businesses that view leasing as another financing option that augments their overall operation. Repayment terms tend to be monthly in nature. As with commercial loans, commercial leases typically are made on the basis of the borrower's ability to make repayment from the cash flow of their business. As a result, the availability of funds for the repayment of commercial leases may be substantially dependent on the success of the business itself. The collateral securing the leases will generally depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
Municipal Leases.    The Bank and Mid America Capital also have originated leases to municipal entities such as cities, counties, and public schools. The lessee must be a political subdivision of the state in order to qualify as a municipal lease. Because the interest income earned on this type of lease is exempt from federal income taxes, the rate offered to the municipality is usually substantially lower than a comparable commercial lease. Repayment terms generally are on a monthly, semi-annual or annual basis. Residual values are $1.00 for municipal leases.
Repayment is based on the municipality's ability to levy and collect taxes. Assuming the municipality has a bond rating, that bond rating, together with audited financial statements, are the basis for the lease. On larger leases, bond ratings and financial statements will be reviewed annually.
Loan and Lease Portfolio Composition.    Over the past several years, the Company has transformed its loan and lease portfolio from predominantly one-to four-family residential and consumer loans to a more diverse portfolio including commercial and agricultural loans. As part of the Company's business strategy to build the commercial, commercial real estate and agricultural portfolio segments, the Bank has hired several bankers with significant commercial and agricultural lending experience, which has led to successful growth results across these business lines. The Company's commercial, commercial real estate and agricultural portfolio segments have decreased to 76.4% of the Company's total loan and lease portfolio at June 30, 2012, while its residential and consumer portfolio segments have increased to 23.6%. At the same time, the Company continues to prioritize and invest in mortgage lending as it believes this to be a core component of its personal banking strategy.

The following table sets forth information concerning the composition of the Company's loan and lease portfolio from continuing operations in dollar amounts and in percentages (before deductions for allowance for loan and lease losses as of the dates indicated.

	June 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
One- to four-family	$55,434	8.1%	$61,952	7.5%	$76,492	8.8%	$90,763	10.7%	$104,888	13.4%
Commercial business(1)	79,069	11.6	104,227	12.6	99,892	11.5	112,590	13.2	122,324	15.6
Equipment finance leases(1)	3,297	0.5	6,279	0.8	10,641	1.2	16,010	1.9	19,288	2.5
Commercial real estate(1)	225,341	33.0	219,800	26.6	216,479	24.8	209,825	24.6	181,092	23.1
Multi-family real estate	47,121	6.9	49,307	6.0	50,064	5.7	48,342	5.7	45,093	5.8
Commercial construction	12,172	1.8	13,584	1.7	17,125	2.0	4,265	0.5	745	0.1
Agricultural real estate	70,796	10.4	111,808	13.5	118,369	13.6	102,239	12.0	72,171	9.2
Agricultural business	84,314	12.3	138,818	16.8	152,199	17.4	129,077	15.2	88,097	11.2
Consumer direct	21,345	3.1	20,120	2.4	22,208	2.6	21,368	2.5	21,061	2.7
Consumer home equity	81,545	11.9	94,037	11.4	97,031	11.1	91,570	10.8	81,250	10.4
Consumer overdraft and reserves	3,038	0.4	3,426	0.4	3,596	0.4	3,855	0.4	3,452	0.4
Consumer indirect	232	—	2,135	0.3	8,183	0.9	21,378	2.5	44,249	5.6
Total gross loans and leases(2)	683,704	100.0%	825,493	100.0%	872,279	100.0%	851,282	100.0%	783,710	100.0%
Less:
Allowance for losses	(10,566)		(14,315)		(9,575)		(8,470)		(5,933)
Total loans and leases receivable, net	$673,138		$811,178		$862,704		$842,812		$777,777
_____________________________________

(1)	Includes tax-exempt loans and leases.

(2)	Net of deferred fees and discounts and exclusive of undisbursed portion of loans in process.
The following table sets forth information concerning the balance of the Company's undisbursed portion of loans in process excluded from total gross loans and leases above, and deferred fees and discounts which have been netted against the loans and indicated above as of the dates indicated.

	June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Undisbursed portion of loans in process	$21,700	$15,600	$30,973	$23,791	$19,834
Deferred fees and discounts	553	574	652	462	193
The following table sets forth information concerning the balance of the Company's loans held for sale by loan class, which have been excluded from tables identifying loans and leases receivable as of the dates indicated.

	June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
One- to four-family	$16,207	$11,083	$20,394	$8,888	$7,959
Consumer direct	—	908	4,893	5,993	614
Commercial business	—	—	—	—	223
	$16,207	$11,991	$25,287	$14,881	$8,796

The following table sets forth the composition of the Company's loan and lease portfolio from continuing operations by fixed- and adjustable-rate in dollar amounts and in percentages (before deductions for allowance for loan and lease losses) as of the dates indicated. Adjustable-rate loans are tied to various indices including prime rate and the treasury yield curve and have reset dates ranging from daily to several years.

	June 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Fixed-Rate Loans and Leases:
One- to four-family	$34,566	5.1%	$40,838	4.9%	$54,514	6.2%	$64,990	7.6%	$72,631	9.3%
Commercial business(1)	26,012	3.8	30,504	3.7	35,494	4.1	38,373	4.5	49,795	6.3
Equipment finance leases(1)	3,296	0.5	6,278	0.8	10,641	1.2	16,010	1.9	19,288	2.5
Multi-family, commercial real estate & construction(1)	69,179	10.1	46,810	5.7	52,941	6.1	39,751	4.7	50,887	6.5
Agricultural real estate	34,585	5.1	30,399	3.7	25,283	2.9	23,409	2.7	18,263	2.3
Agricultural business	17,784	2.6	28,440	3.4	31,531	3.6	22,609	2.7	16,555	2.1
Consumer	51,187	7.5	59,705	7.2	73,434	8.4	87,783	10.3	110,736	14.1
Total fixed-rate loans and leases	236,609	34.7	242,974	29.4	283,838	32.5	292,925	34.4	338,155	43.1
Adjustable-Rate Loans:
One- to four-family	18,062	2.6	21,114	2.6	21,978	2.5	25,773	3.0	32,257	4.1
Commercial business(1)	53,056	7.8	73,723	8.9	64,398	7.4	74,217	8.7	72,529	9.3
Multi-family, commercial real estate & construction	218,263	31.9	235,882	28.6	230,727	26.5	222,681	26.2	176,043	22.5
Agricultural real estate	36,211	5.3	81,409	9.8	93,086	10.7	78,830	9.3	53,908	6.9
Agricultural business	66,530	9.7	110,378	13.4	120,668	13.8	106,468	12.5	71,542	9.1
Consumer	54,973	8.0	60,013	7.3	57,584	6.6	50,388	5.9	39,276	5.0
Total adjustable-rate loans	447,095	65.3	582,519	70.6	588,441	67.5	558,357	65.6	445,555	56.9
Total loans and leases(2)	683,704	100.0%	825,493	100.0%	872,279	100.0%	851,282	100.0%	783,710	100.0%
Less:
Allowance for loan and lease losses	(10,566)		(14,315)		(9,575)		(8,470)		(5,933)
Total loans and leases receivable, net	$673,138		$811,178		$862,704		$842,812		$777,777
_____________________________________

(1)	Includes tax-exempt loans and leases.

(2)	Net of deferred fees and discounts and exclusive of undisbursed loans in process.
The following schedule illustrates the scheduled principal contractual repayments of the Company's loan and lease portfolio at June 30, 2012. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family	Multi- Family	Commercial	Agricultural	Construction	Consumer	Commercial Business(1)	Agricultural	Total
	(Dollars in Thousands)
Due in less than 1 year	$6,224	$4,348	$34,271	$15,067	$4,455	$19,331	$51,662	$67,469	$202,827
Due in 1 to 5 years	11,758	17,206	85,347	29,518	3,253	76,287	22,604	14,372	260,345
Due 5 years or greater	37,452	25,567	105,723	26,211	4,464	10,542	8,100	2,473	220,532
Total	$55,434	$47,121	$225,341	$70,796	$12,172	$106,160	$82,366	$84,314	$683,704
_____________________________________

(1)	Includes equipment finance leases and tax-exempt loans and leases.

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
In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification, as well as investment securities, in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 2012, the Company had designated $42.9 million of its assets as classified. Other potential problem loans are included in criticized and classified assets. See "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further discussion.
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
Generally, the Bank invests funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives. At June 30, 2012, approximately 96.8% of its investment portfolio was in AAA-rated, liquid agency residential mortgage-backed securities.
At June 30, 2012, the Bank's investments in agency residential mortgage-backed securities totaled $361.0 million, or 30.3% of its total assets, and did not include any private-label securities. As of such date, the Bank also had an $7.8 million investment in the stock of the Federal Home Loan Bank of Des Moines ("FHLB" or "FHLB of Des Moines") in order to satisfy the FHLB of Des Moines' requirement for membership.

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table.

	June 30, 2012
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. government agencies & corporations	$—	—%	$2,008	1.35%	$—	—%	$—	—%	$2,008	$2,015
Municipal bonds	1,056	2.43	4,862	2.49	2,805	3.80	936	3.89	9,659	9,980
Agency residential mortgage-backed securities	—	—	2,528	1.30	2,691	2.60	351,811	1.44	357,030	360,988
Total investment securities	$1,056		$9,398		$5,496		$352,747		$368,697	$372,983

The effective maturities for the Bank's agency residential mortgage-backed securities are much shorter due to the combination of prepayments and the $339.3 million adjustable-rate agency residential mortgage-backed securities. The variable or hybrid (fixed for a period of time and then variable thereafter) structure gives the Bank flexibility in risk management of the balance sheet.
Management has implemented a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluation of the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. In fiscal year 2012, there were no other-than-temporary impairment losses. See Note 2, "Investment Securities," of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 of this Form 10-K for additional information.
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
The Bank's investment securities portfolio is managed in accordance with a written investment policy adopted by the Bank's Board of Directors. Investments may be made by the Bank's officers within specified limits and approved in advance by the Bank's chief executive officer or president for transactions over these limits. At the present time, the Bank does not have any investments that are held for trading purposes. At June 30, 2012, the Company had $373.2 million of securities available for sale, including agency residential mortgage-backed securities of $361.0 million. See Note 2 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further information on the Company's investment portfolio.
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

Deposits.    The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of statement savings accounts, checking accounts, money market and certificate of deposit accounts ranging in terms from 30 days to five years for our non-brokered certificates. The Bank primarily solicits deposits from its market area, with a strategic focus of multiple-service household growth. The Bank relies primarily on customer service, competitive pricing policies and advertising to attract and retain these deposits. Based on liquidity needs, the Bank may, from time to time, acquire out-of-market deposits in those circumstances where wholesale funding offers either a maturity or cost efficiency not available with retail deposits. At June 30, 2012, out-of-market deposits accounted for less than 2% of total deposits.
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

The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of June 30:

	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$146,963	16.4%	$132,389	14.8%	$117,139	12.8%
Interest bearing accounts weighted average rates of 0.13%, 0.10% and 0.10% at June 30, 2012, 2011 and 2010	138,075	15.5	113,367	12.7	100,231	11.0
Savings accounts weighted average rates of 0.27%, 0.28% and 0.33% at June 30, 2012, 2011 and 2010	121,092	13.6	84,449	9.5	83,136	9.1
Money market accounts weighted average rates of 0.32%, 0.44% and 0.73% at June 30, 2012, 2011 and 2010	210,298	23.5	197,624	22.1	189,821	20.8
Total transaction accounts	616,428	69.0	527,829	59.1	490,327	53.7
In-Market Certificates of Deposit:
0.00 - 1.99%	206,466	23.1	178,828	20.0	182,585	20.0
2.00 - 2.99%	34,683	3.9	131,252	14.7	142,922	15.6
3.00 - 3.99%	15,837	1.7	24,981	2.8	53,265	5.8
4.00 - 4.99%	5,214	0.6	8,400	0.9	13,909	1.5
5.00 - 5.99%	2,809	0.3	6,019	0.7	8,233	0.9
6.00 - 6.99%	—	—	126	—	119	—
Total in-market certificates of deposit	265,009	29.6	349,606	39.1	401,033	43.8
Out-of-market certificates of deposit weighted average rate of 1.88%, 1.52% and 1.10% at June 30, 2012, 2011 and 2010	12,422	1.4	15,722	1.8	22,904	2.5
Total certificates of deposit	277,431	31.0	365,328	40.9	423,937	46.3
Total deposits	$893,859	100.0%	$893,157	100.0%	$914,264	100.0%
The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2012.

	Maturity
	Less Than 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000(1)	$19,877	$18,026	$31,032	$75,865	$144,800
Certificates of deposit of $100,000 or more(1)	16,060	14,024	21,061	62,262	113,407
Out-of-market certificates of deposit(2)	250	197	3,706	8,269	12,422
Public funds(3)(4)	2,348	2,602	1,144	708	6,802
Total certificates of deposit	$38,535	$34,849	$56,943	$147,104	$277,431
_____________________________________

(1)	Includes funds from the Certificate of Deposit Account Registry Service ("CDARS") certificate of deposit program of $12.6 million.

(2)	Includes certificates of deposit of $100,000 or greater of $12.3 million.

(3)	Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)	Includes certificates of deposit of $100,000 or greater of $5.8 million.
The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 6 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. Deposits at June 30, 2012, and 2011 included $113.3 million and $96.5 million, respectively, of deposits from one local governmental entity.
Borrowings.    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.
The Bank's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgeable loans, including but not limited to, its mortgage related loans, agency residential mortgage-backed securities and U.S. Government and other agency securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2012, the Bank's FHLB advances totaled $142.1 million, representing 13.0% of total liabilities. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further detail of the Company's borrowings.
The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	Years Ended June 30,
	2012	2011	2010
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$159,675	$230,130	$258,390
Other borrowings	302	295	241
Average Balance:
FHLB and FRB advances	$146,744	$182,411	$206,818
Other borrowings	295	262	2,261

The following table sets forth certain information as to the Bank's FHLB and FRB advances and other borrowings of the Company at the dates indicated.

	June 30,
	2012	2011	2010
	(Dollars in Thousands)
Overnight federal funds purchased	$—	$—	$21,405
Fixed-rate FHLB advances	142,100	147,100	169,100
Other borrowings	294	295	214
Total borrowings	$142,394	$147,395	$190,719
Weighted average interest rate of borrowings	2.97%	3.23%	3.03%

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
Employees
At June 30, 2012, the Bank had a total of 279 full-time employees and 32 part-time employees. The full-time employees include five employees of the Bank's subsidiary corporations. The Bank's employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act")
Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President in July 2010. Many of the provisions of the Dodd-Frank Act affecting the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act.
Of particular significance to thrift institutions is that, as a result of regulatory restructuring called for by the Dodd-Frank Act, both the Company and Bank transitioned to the jurisdiction of their current primary federal regulators on July 21, 2011. Prior to that date, the Company and Bank had been subject to consolidated supervision and regulation by the Office of Thrift Supervision ("OTS").
In connection with the transition to new regulators for thrifts and their holding companies, the Dodd-Frank Act provides that OTS orders, resolutions, determinations, agreements, regulations, interpretive rules, other interpretations, guidelines, procedures and other advisory materials that were in effect before the transfer date are now to be enforced by the Federal Reserve and OCC with respect to savings and loan holding companies and federal savings associations, respectively, unless the Federal Reserve or OCC modifies, terminates, or sets aside such guidance or until superseded by the Federal Reserve or OCC, a court, or operation of law.
Among the Dodd-Frank Act's significant regulatory changes, it created a new federal consumer protection agency, the Consumer Financial Protection Bureau (the “CFPB”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Dodd-Frank Act also transferred the enforcement authority over certain large institutions with respect to compliance with the federal consumer protection laws from the existing banking agencies to CFPB.The Company and Bank are continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects. For further discussion on the potential impact of the Dodd-Frank Act on the Company and Bank, see "Risk Factors" below.
The following discussion is intended to provide a summary of the material statutes and regulations applicable to savings and loan holding companies and federal savings associations, and does not purport to be a comprehensive description of all such statutes and regulations.
Regulation of Federal Savings Associations
As the new primary federal regulator for federal savings associations as of July 21, 2011, the OCC has extensive authority over the operations of federal savings associations, including the Bank. This regulation and supervision establishes a comprehensive framework for activities in which a federal savings association can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
Business Activities
The activities of federal savings associations are generally governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, the lending authority for federal savings associations for various asset types is limited to a specified percentage of the association's capital or assets.

Loan and Investment Powers
The Bank derives its lending and investment powers from the HOLA and the OCC's implementing regulations thereunder applicable to federal savings associations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association's assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association's assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third- party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In addition, the HOLA and the OCC regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes. Loans made under such general leasing authority do not have to be aggregated with the institution's loans for purposes of the HOLA's other investment and lending limitations.
Loans-To-One Borrower
Under the HOLA, the Bank is generally subject to the same limits on loans-to-one borrower as are imposed on national banks. With specified exceptions, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. At June 30, 2012, the Bank's lending limit under this restriction was $18.5 million.
Assessments
The Dodd-Frank Act transfers authority to collect assessments for federal savings associations from the OTS to the OCC. As of the March 2012 assessment, all national banks and federal savings associations have been assessed using the OCC's assessment structure, which calculates assessments on a semi-annual basis based generally on the amount of an institution's total balance sheet assets. The OCC's assessment structure imposes a surcharge for banks and federal savings associations that require increased supervisory resources and allows for a reduced rate for non-lead banks and federal savings associations.
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
In addition, the OCC is authorized to order a federal savings association that has been notified that it is not satisfying applicable safety and soundness standards to submit a compliance plan. If, after being so ordered, an association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC must issue an order directing action to correct the deficiency and may issue an order directing corrective actions and other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If a bank fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Action Regulations
Under the OCC prompt corrective action regulations, the OCC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on it's capital:

•	well-capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; or

•	critically undercapitalized.
The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an institution's capital decreases within the three undercapitalized categories. A savings association may not pay a dividend or make any other capital distributions or pay management fees to any controlling person if, following such distribution, the savings association would be undercapitalized. The OCC is required to monitor closely the condition of an undercapitalized savings association and to restrict the growth of its assets.
An undercapitalized savings association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. As required for all depository institution holding companies, the aggregate liability of a parent savings and loan holding company is limited to the lesser of:

•	an amount equal to five percent of the association's total assets at the time it became "undercapitalized;" and

•
the amount that is necessary (or would have been necessary) to bring the association into compliance with all capital standards applicable with respect to such association as of the time it fails to comply with the plan.

If a savings association fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are "significantly" or "critically undercapitalized" are subject to a wider range of regulatory requirements and restrictions. A savings association is generally treated as "well-capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level.
At June 30, 2012, the Bank met the applicable regulatory criteria for being considered "well-capitalized."
On June 12, 2012, the OCC and other federal banking agencies issued notices of proposed rulemakings that revise each agency's risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (Basel III), including implementation of a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement. Additionally, consistent with Basel III, the OCC and other federal banking agencies propose to apply limits on a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified “buffer” of common equity tier 1 capital in addition to the minimum risk-based capital requirements. The proposed rulemaking also would revise the agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. Such proposed capital requirements are proposed to be phased in beginning in January 2013.
Federal Deposit Insurance of Accounts and Regulation by the FDIC
The Bank is a member of, and pays deposit insurance assessments to, the DIF, which is administered by the FDIC. All deposits of the Bank are insured up to $250,000 per depositor for each account ownership category.
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
In December 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009, all non-exempt insured depository institutions were required to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 was used for 2010. That rate was increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation also assumed a five percent annual deposit growth rate, increased quarterly, through the end of 2012. Institutions account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009. Subsequently, each institution records an expense (charge to net income) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as they would normally, which assessments are calculated based on the institution's average consolidated total assets minus average tangible equity. On December 30, 2009, the Company paid $4.9 million which was recorded as a prepaid asset and will be proportionally expensed over future periods. At June 30, 2012, the remaining balance recorded as a prepaid asset was $1.4 million.In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.01% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established in 1987 to recapitalize the predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019.
The Bank's assessment rate utilized for the final quarter of fiscal year ending June 30, 2012, was 0.087%, annualized, and the premium paid for fiscal 2012 was $971,000. In fiscal 2012, the rate decreased compared to the prior year, due in part to the assessment base which was modified to be calculated based on total assets, rather than deposits, which was previously used in fiscal 2011. The FDIC has authority to increase insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.
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
The OCC is also authorized by statute to establish minimum capital requirements for an individual savings association as the OCC, in its discretion, deems appropriate in light of the particular circumstances at the savings association. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank's risk profile.

At June 30, 2012, the Bank exceeded each of its capital requirements as shown in the following table:

	Amount(1)	Percent of Applicable Assets(2)
	(Dollars in Thousands)
Generally Accepted Accounting Principles ("GAAP") Capital	$119,371	10.01%
Tier 1 (core) capital	$113,776	9.66%
Required	47,128	4.00
Excess over requirement	$66,648	5.66%
Total risk-based capital	$123,461	15.87%
Required	62,240	8.00
Excess over requirement	$61,221	7.87%
_____________________________________

(1)	The Bank's investment in its subsidiaries is included for purposes of calculating regulatory capital.

(2)	Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk based capital figures are determined as a percentage of risk-weighted assets.
As noted above, on June 12, 2012, the OCC and other federal banking agencies issued a notice of proposed rulemaking that seeks comment on proposals that would revise and replace the agencies' current capital rules.
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
The OCC requires that savings associations have an adequate system of internal controls to ensure the integrity of all elements of their interest rate risk (“IRR”) management process, including the adequacy of corporate governance, compliance with policies and procedures, and the comprehensiveness of IRR measurement and management information systems.
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
A federal savings association proposing to make a capital distribution that is not otherwise required to submit an application to the OCC is required to submit a prior notice to the OCC if: (1) the association would not be well capitalized following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of the association's common or preferred stock or retire any part of debt instruments such as notes or debentures included in the association's capital (other than regular payments required under a debt instrument); or (3) the association is a subsidiary of a savings and loan holding company and is not required to file a notice regarding the proposed distribution with the Federal Reserve. As noted above, if a notice with the Federal Reserve is required to be filed, then an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

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
During the fiscal year ended June 30, 2012, the Bank paid cash dividends to the Company totaling $4.5 million.
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
The CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, other offices and automated teller machines.
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

At June 30, 2012, the Bank held 78.4% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments in 12 of the 12 months during the fiscal year ended June 30, 2012, and thus qualified under the QTL test. The Bank has met the QTL test since its inception.
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
Transactions with Affiliates and Insiders
The Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"), Section 11 of the HOLA and implementing regulations under Regulation W issued by the Federal Reserve. The Dodd-Frank Act transfers all OTS rulemaking authority relating to transactions with affiliates, extensions of credit to insiders and tying arrangements to the Federal Reserve. Accordingly, the Federal Reserve has proposed to amend Regulation W to implement the restrictions applicable to savings associations under Section 11 of the HOLA. The OCC, with the concurrence and non-objection of the FDIC, is authorized to grant exemptions from the restrictions of Section 23A through the issuance of exemptive orders.
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
Additional, amendments to Regulation W that implement the Dodd-Frank Act address the additional restrictions on savings associations under Section 11 of the HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in activities that are not permitted for bank holding companies under the Bank Holding Company Act ("BHCA") and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary.
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
In general, a savings association's lending limit with respect to any individual insider may not exceed 15% of the association's unimpaired capital and unimpaired surplus, with an allowance for an additional 10% if secured by readily marketable collateral. A savings association's general aggregate lending limit with respect to all insiders is the association's unimpaired capital and unimpaired surplus. Transactions between a savings association and its executive officers are subject to additional and more stringent restrictions on when such transactions are permissible. In addition, extensions for credit in excess of certain limits must be approved by the Bank's board of directors.
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

•	"Fair Debt Collection Act," governing the manner in which consumer debts may be collected by collection agencies;

•	"Real Estate Settlement Procedures Act," as amended, governing disclosures of fee estimates that would be incurred by a borrower during the mortgage process;

•	"Servicemembers Civil Relief Act"; and

•	Rules and regulations of the federal agencies charged with the responsibility of implementing and enforcing these federal laws.
The Bank's deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

•	"Truth in Savings Act," which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

•
"Right to Financial Privacy Act," which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
"Electronic Funds Transfer Act" and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the federal agencies charged with the responsibility of implementing and enforcing these federal laws.
Federal savings associations are subject to the same preemption standards as those applicable to national banks, with respect to the application of state consumer laws to the inter-state activities of federally chartered depository institutions. Under the preemption standards established under the Dodd-Frank Act for both national banks and federal savings associations, preemption of a state consumer financial law is permissible only if: (1) application of the state law would have a discriminatory effect on national banks or federal savings associations as compared to state banks; (2) the state law is preempted under a judicial standard that requires a state consumer financial law to prevent or significantly interfere with the exercise of the national bank's or federal savings association's powers before it can be preempted, with such preemption determination being made by the OCC (by regulation or order) or by a court, in either case on a "case-by-case" basis; or (3) the state law is preempted by another provision of federal law other than Title X of the Dodd-Frank Act. Additionally, the Dodd-Frank Act specifies that such preemption standards only apply to national banks and federal savings associations themselves, and not their non-depository institution subsidiaries or affiliates.
Beginning in July 2011 a new governmental entity known as the Consumer Financial Protection Bureau or"CFPB"became responsible for administering and carrying out the purposes and objectives of the "federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. With its broad rulemaking powers, the new CFPB has the potential to reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.
Identity Theft Prevention
Financial institutions are required to develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.
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

Prohibitions Against Tying Arrangements
Federal savings associations are subject to statutory prohibitions on certain tying arrangements involving products or services offered by associations and their affiliates. Specifically, a depository institution is prohibited from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution. This prohibition is subject to exceptions for certain product arrangements, including where the tied product is also a traditional banking product (that is, a loan, discount, deposit or trust service).
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
The Bank, through its trust department, acts as trustee, personal representative, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of June 30, 2012, the trust department of the Bank maintained approximately $92.7 million in assets under management.
Federal Reserve System
Under Federal Reserve regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Federal Reserve regulations exempt the first $11.5 million of otherwise reservable balances from the reserve requirements. A 3% reserve is required for transaction account balances over $11.5 million and up to $71.0 million. Transaction account balances over $71.0 million are subject to a reserve requirement of approximately $1.785 million plus 10% of any amount over $71.0 million. The Bank was in compliance with these reserve requirements at June 30, 2012. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.
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
At June 30, 2012, the Bank had $7.8 million in FHLB stock, which was in compliance with this requirement. The Bank receives dividends on its FHLB stock, subject to approval by the FHLB. For the fiscal year ended June 30, 2012, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $261,000, which constitutes a $58,000 decrease compared to the amount of dividends received in fiscal 2011.
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
Holding Company Regulation
We are a unitary savings and loan holding company within the meaning of the HOLA. As such, we are required to register with and be subject to Federal Reserve examination and supervision as well as comply with certain reporting requirements. In addition, the Federal Reserve has enforcement authority over us and any of our non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association."Grandfathered" Savings and Loan Holding Company Status
Because we acquired the Bank prior to May 4, 1999, we are a "grandfathered" unitary savings and loan holding company under the Gramm-Leach-Bliley Act. As such, we are exempt from the limitations on certain unrelated business activities that apply to other savings and loan holding companies and their subsidiaries that are not savings associations, provided the Bank continues to be a "qualified thrift lender." If, however, we are acquired by a non-financial company, if we acquire another savings association subsidiary (and we become a multiple savings and loan holding company) or, as a result of proposed legislative changes, we will terminate our "grandfathered" unitary savings and loan holding company status, and become subject to certain additional limitations on the types of business activities in which we could engage. All "non-grandfathered" unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the Gramm-Leach-Bliley Act.
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

The HOLA also prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, with certain exceptions including where the prior written approval of the Federal Reserve is obtained, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.
Activities Restrictions
Prior to the Dodd-Frank Act, savings and loan holding companies were generally permitted to engage in a wider array of activities than those permissible for their bank holding company counterparts and may have concentrations in real estate lending that are not typical for bank holding companies. Section 606 of the Dodd-Frank Act amends HOLA by inserting a new requirement that conditions the ability of non-grandfathered savings and loan holding companies that are not exempt from HOLA's restrictions on activities to engage in certain activities, effective as of July 21, 2011. Pursuant to this new requirement, a covered saving and loan holding company may engage in activities that are permissible only for a financial holding company under section 4(k) of the BHCA if the covered company meets all of the criteria to qualify as a financial holding company, and complies with all of the requirements applicable to a financial holding company as if the covered savings and loan holding company was a bank holding company. Moreover, going forward, savings and loan holding companies engaging in new activities permissible for bank holding companies will need to comply with notice and filing requirements of the Federal Reserve.
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
Source of Strength and Capital Requirements
The Dodd-Frank Act requires all companies that directly or indirectly control an insured depository institution, including savings and loan holding companies, to serve as a source of financial and managerial strength to its subsidiary depository institution(s). Moreover, pursuant to the Dodd-Frank Act, savings and loan holding companies will for the first time become subject to the same capital and activity requirements as those applicable to bank holding companies.
As a result of its review of the consolidated capital requirements for all depository institutions and their holding companies pursuant to section 171 of the Dodd-Frank Act and the Basel Committee on Banking Supervision's "Basel III: A global regulatory framework for more resilient banks and banking systems" report ("Basel III"), the Federal Reserve and other federal banking agencies recently issued a notice of proposed rulemaking that revises their risk-based and leverage capital requirements that are proposed to be phased in for all banks and savings associations and their U.S. holding companies beginning in January 2013.
Examination
To help facilitate the transition of savings and loan holding companies to the supervisory jurisdiction of the Federal Reserve, the Federal Reserve instructed its examiners to use the first supervisory cycle beginning in July 2011 to inform savings and loan holding companies about how their operations compare to the Federal Reserve's supervisory expectations, which is expected to allow for savings and loan holding company management to make operational changes in response to the Federal Reserve's supervisory expectations, if necessary.
After the first supervisory cycle and going forward, the Federal Reserve has indicated that it will, to the greatest extent possible take into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve's established risk-based approach regarding bank holding company supervision. As with bank holding companies, the Federal Reserve's objective is to ensure that a savings and loan holding company and its nondepository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, its subsidiary depository institution(s).
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
The implementing regulation of the Federal Reserve includes a specific definition of "control" similar to the statutory definition, with certain additional provisions.
The Federal Reserve generally reviews investments and relationships with savings and loan holding companies by companies using the current practices and policies applicable to bank holding companies to the extent possible for purposes of implementing the HOLA. Given that Federal Reserve practice is to consider potential control relationships for all investors regardless of investment level in connection with applications submitted under the BHCA, the Federal Reserve will review potential control relationships for all investors in connection with applications submitted to the Federal Reserve under Section 10(e) or 10(o) of HOLA. The Federal Reserve often obtains a series of commitments from investors seeking non-control determinations.
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
Federal Securities Laws and the Sarbanes-Oxley Act
Our common stock is registered with the SEC under the Exchange Act. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.
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
As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of disclosure, corporate governance and accounting measures for public companies designed to promote honesty and transparency and to protect investors from corporate wrongdoing. Furthermore, the NASDAQ Global Market enacted corporate governance rules that implement some of the mandates of the Sarbanes-Oxley Act. The NASDAQ rules include, among other things, requirements ensuring that a majority of the Board of Directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees, and calling for stockholder approval of all new stock option plans and all material modifications to such plans. These rules affect us because our common stock is listed on the NASDAQ Global Market.
The Dodd-Frank Act provides an exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer. This exemption applies to smaller reporting companies, such as the Company, under the SEC's rules.
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
To the extent net income appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2012, the Bank's Excess for tax purposes totaled approximately $4.8 million. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
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
Taxation in Other States.    Mid America Capital is required to file state income tax returns in those states which lessees have operations. The total taxes paid in the year ended June 30, 2012 were not material to the operation of the Company.
Executive Officers
Information regarding the executive officers of the Company is contained in Part I, Item 1 "Business" of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference herein.
The following table lists the executive officers of the Company and the Bank as of September 11, 2012.

Name	Position with the Company
Stephen M. Bianchi	President and Chief Executive Officer of the Company
Brent R. Olthoff	Senior Vice President, Chief Financial Officer and Treasurer of the Company
Jon M. Gadberry	Senior Vice President/Wealth Management of the Bank
Natalie A. Sundvold	Senior Vice President/Service & Support of the Bank
Michael Westberg	Senior Vice President/Chief Credit Officer of the Bank
Bruce E. Hanson, CPA	Vice President, Controller of the Bank

Business Experience of each Executive Officer
        STEPHEN M. BIANCHI, age 48, has served as the Chief Executive Officer of the Company and the Bank since November 2011, and as President of the Twin Cities market for the Bank since April 2010.  Prior to joining the Bank, he worked at Associated Bank from 2006 to 2010, where he held positions including Senior Vice President, Minnesota Regional President and Minnesota Regional Commercial Banking Manager.  Before that, he was Twin Cities Business Banking Manager for Wells Fargo Bank, where he held several other banking and management positions nearly 14 years. Mr. Bianchi received his B.S. degree in Finance and M.B.A. from Providence College.
        BRENT R. OLTHOFF, age 41, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since November 2010. Prior to such time, he served as Senior Vice President, Chief Financial Officer and Treasurer of the Bank since April 2007. Mr. Olthoff first joined the Bank in July 2001, and was promoted to Vice President/Finance in July 2004. From February 2006 to April 2007, Mr. Olthoff was employed by FTN Financial, a capital markets firm in Memphis, Tennessee, where he was Vice President/Asset Strategies. Mr. Olthoff received his B.B.A degree in Finance from Iowa State University.
        JON M. GADBERRY, age 50, has served as Senior Vice President/Wealth Management of the Bank since December 2007. Prior to joining the Bank, Mr. Gadberry was employed by Bank of the West as Vice President/Trust Manager from April 2003 to December 2007. Mr. Gadberry received his B.S. in Business Administration from Concordia College in Moorhead, Minnesota.
        NATALIE A. SUNDVOLD, age 49, has served as the Senior Vice President/Service & Support of the Bank since October

2002. She joined the Bank in February 1994 as manager of the phone banking center and was promoted to Vice President/In-Touch Banking in October 1995. Prior to joining the Bank, she was employed by the Bank of New York from October 1989 to October 1993. Ms. Sundvold received her B.S. from Northern State University.
        MICHAEL WESTBERG, age 45, has served as the Senior Vice President/Chief Credit Officer since January, 2011.  Prior to that time, he served as the Senior Vice President/Corporate Strategy of the Bank from May 2008 to January 2011.  Prior to May 2008, he served as the Senior Vice President/Retail Banking of the Bank since July 2006. Mr. Westberg joined the Bank in February 1996 as a Branch Manager.  Prior to joining the Bank, he was employed with First Savings Bank, Beresford, South Dakota, from 1992 to 1996; and The Associates, Dallas, Texas, from 1989 to 1992.  Mr. Westberg currently attends The University of Sioux Falls, majoring in Management, and is a 2008 graduate of the American Bankers Association National School of Banking.
        BRUCE E. HANSON, CPA, age 49, has served as Vice President, Controller of the Bank since October 2008. Prior to joining the Bank, he was employed as Vice President, Controller at South Dakota State Medical Holding Co., dba Dakotacare, from 1996 to September 2008. Mr. Hanson received his B.A. degree in Accounting from the University of South Dakota.
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
We are operating in a challenging and uncertain economic environment, including generally uncertain world, national and local conditions. The capital and credit markets have been experiencing volatility and disruption since 2008. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

•
Customer demand for loans secured by real estate could be further reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

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

•
We may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the insurance fund of the FDIC and the resolution of problem banks continues to decrease the funds available.
The Dodd-Frank Act will, among other things, result in increased capital standards, and further new laws and regulations, which create regulatory uncertainty and which are expected to continue to significantly increase our regulatory compliance costs.
Implementation of the Dodd-Frank Act has changed and will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of banking institutions and their holding companies, which is expected to continue to significantly increase our regulatory compliance costs.
The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions. Moreover, pursuant to the Dodd-Frank Act, savings and loan holding companies will for the first time become subject to the same capital and activity requirements as those applicable to bank holding companies. The Dodd-Frank Act also requires that all companies that directly or indirectly control an insured depository institution, including savings and loan holding companies, serve as a source of financial and managerial strength to their subsidiary savings associations' depository institution(s). The legislation also establishes a floor for capital of all insured depository institutions and directs the federal banking regulators to implement new leverage and capital requirements. All of these actions are expected to further increase our regulatory compliance costs.
As a result of regulatory restructuring called for by the Dodd-Frank Act, effective July 21, 2011, the Federal Reserve became the primary federal regulator of the Company and the OCC became the primary federal regulator of the Bank. In concurrence with the transfer of parent company supervisory authority from the OTS to the Federal Reserve, the Federal Reserve has issued guidance aligning the supervisory and regulatory standards for savings and loan holding companies more closely with the standards applicable to bank holding companies. The Federal Reserve had also indicated that its supervision of savings and loan holding companies may entail a more rigorous level of review than previously applied by the OTS. As a result, we are subject to new examination, regulatory and reporting requirements that could be more stringent than the OTS examinations we have had historically.
The Dodd-Frank Act also created a new government agency, the Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions like the Bank, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.
We are continuing to closely monitor and evaluate developments under the Dodd-Frank Act, which have increased regulatory uncertainty and which could adversely affect our financial condition and results of operations through significant increases in our regulatory compliance costs.
Legislative and regulatory initiatives taken to date may not achieve their intended objectives; proposed and future initiatives may substantially increase compliance burdens or impact our sources of revenue and further impact our financial condition or results of operations.
Legislative and regulatory initiatives taken to date by Congress and the federal banking regulators to address financial regulatory reform may not achieve their intended objectives, thereby requiring additional legislation or regulation of the financial services industry. Furthermore, the Basel Committee on Banking Supervision and other international bodies comprised of banking regulators have committed to raise capital standards and liquidity buffers within the banking system by imposing new requirements. On June 12, 2012, the OCC and other federal banking agencies issued notices of proposed rulemakings that revise each agency's risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision, including implementation of a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement. Additionally, consistent with Basel III, the OCC and other federal banking agencies propose to apply limits on a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified "buffer" of common equity tier 1 capital in addition to the minimum risk-based capital requirements. The proposed rulemaking also would revise the agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. These capital requirements are proposed to be phased in beginning in January 2013.
We cannot predict the impact that such proposals, once adopted, would have upon our financial condition or results of operations.
As a result of current economic conditions, the Bank's allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolios, which could adversely affect its operating results.
While the Bank maintains an allowance for loan and lease losses to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss. At June 30, 2012, the Bank's nonperforming loans (which consist of nonaccrual loans and loans still accruing but past due greater than 90 days) totaled $16.2 million, or 2.37% of its loan portfolio. At June 30, 2012, the Bank's nonperforming assets (which include foreclosed real estate) were $17.8 million, or 1.49% of assets. In addition, the Bank had $6.7 million in accruing loans that were 30 to 89 days delinquent at June 30, 2012. At June 30, 2012, the Bank held $10.6 million of loan and lease loss reserves, or 1.55% of total loans, and 65.29% of nonperforming loans.
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
Our success and growth is dependent on the income levels, deposits and population growth in our primary market area,

which are communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area (MSA) and the cities of Pierre, Mitchell, Aberdeen, Brookings, Dakota Dunes, Watertown and Yankton, and Minneapolis, Minnesota. If the communities in which we operate do not grow or if prevailing economic conditions locally are unfavorable, our business will be negatively affected.
Additionally, there are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans decreases. Our business operations and activities are predominantly concentrated in the state of South Dakota and most of our credit exposure is in that state, so we are specifically at risk from adverse economic, political and business conditions that affect South Dakota. Accordingly, economic and business conditions in South Dakota, such as increases in unemployment, commercial and consumer delinquencies and real estate foreclosures, as well as decreases in real gross domestic product, home and land prices or home sales, will each adversely impact our credit risk.
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
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines or sanctions, and curtail expansion opportunities.
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
The Bank currently has a $15.0 million unsecured line of federal funds with First Tennessee Bank, NA, which did not have an outstanding balance at June 30, 2012 and 2011. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Bank currently has a $20.0 million unsecured line of federal funds with Zions Bank, which did not have an outstanding balance at June 30, 2012 and 2011. The line was advanced upon during the past 12 months for contingent funding testing purposes.
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
The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.
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
A further downturn in the real estate market and local economy in South Dakota could hurt our business because a significant portion of our loans are secured by real estate located in South Dakota. Real estate values and real estate markets are generally affected by, among other things, changes in regional or local economic conditions, fluctuations in interest rates, and the availability of loans to potential purchasers. If real estate values further decline in South Dakota, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.
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
We have significant exposure to risks associated with the agriculture industry due to our loan concentration.
Agricultural loans comprised 22.7% of our total loan and lease portfolio at June 30, 2012. A number of these loans have relatively large balances. Payments on agricultural loans are dependent on the profitable operation or management of the farm property securing the loans. The deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower's control, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural loan portfolio. While virtually all of our agricultural operating loan crop borrowers utilize federal crop insurance programs to insure against weather-related losses, we cannot be certain that insurance coverages will be adequate to fully satisfy cash flow and associated operating requirements. Furthermore, any extended period of low commodity prices, significantly reduced yields on crops, reduced levels of government assistance to the agricultural industry and/or reduced farmland values could result in a significant increase in our nonperforming loans. An increase in nonperforming loans could result in a loss of net income from these loans, an increase in the provision for loan losses, and/or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.
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
We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
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
We rely heavily on communications and information systems to conduct our business. Furthermore, we have access to large amounts of confidential financial information and control substantial financial assets, including those belonging to our customers, to whom we offer remote access, and we regularly transfer substantial financial assets by electronic means. Any failure, interruption or breach in security of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures.
We also face the risk of operational disruption, failure, termination or capacity constraints caused by third parties that facilitate our business activities by providing technology such as software applications, as well as financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure.
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
The loss of one or more of our key personnel, or our inability to attract, assimilate and retain highly qualified personnel in the future, could harm our business.
As a community bank, we expect our future growth to be driven in large part by the relationships that our personnel maintain with our customers. We depend on the talents and leadership of our executive team, including Stephen M. Bianchi, our President and Chief Executive Officer, and Brent R. Olthoff, our Senior Vice President, Chief Financial Officer and Treasurer. There is an increasing risk in our industry around the lack of human capital with experience, training and skills in financial services. Therefore, the competition for qualified personnel in the financial services industry can be intense. The inability to continue to attract, retain and motivate key personnel could adversely affect our business.
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
We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of junior subordinated debentures to these trusts. The accompanying junior subordinated debentures have an aggregate liquidation amount totaling $27.8 million as of June 30, 2012. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.
Risks Relating to Our Common Stock
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of our common stock at times or at prices you find attractive.
The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the recent economic downturn. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers' underlying financial strength. As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. This may make it difficult for you to resell shares of our common stock at times or at prices you find attractive.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104. At June 30, 2012, the Bank has a total of 28 banking centers in its market area and Internet access located at www.homefederal.com and www.infiniabank.com. Of such 28 total banking centers, the Bank owns 14, including the main office, and leases 14 others. For a description of the Bank's market area, see Item 1, "Business—Market Area" of this Form 10-K.
The total net book value of the Company's premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2012 was $14.8 million. Management believes there is a continuing need to keep facilities and equipment up-to-date and continued investment will be necessary in the future.

Item 3.    Legal Proceedings
The Company, the Bank and each of their subsidiaries are, from time to time, involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is generally the opinion of management, after consultation with counsel representing the Bank and the Company in any such proceedings, that the resolution of any such proceedings should not have a material effect on the Company's consolidated financial position or results of operations. The Company, the Bank and each of their subsidiaries are not aware of any material legal actions or other proceedings contemplated by governmental authorities outside of the normal course of business.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Listing
The Company's common stock is traded under the symbol "HFFC" on the NASDAQ Global Market.
The following table sets forth the range of high and low sale prices for the Company's common stock for each quarter of the two most recent fiscal years ended June 30, 2012 and 2011. Quotations for such periods are as reported by the NASDAQ Global Market.

FISCAL 2012	HIGH	LOW
1st Quarter	$10.94	$7.76
2nd Quarter	$10.85	$8.21
3rd Quarter	$12.25	$10.38
4th Quarter	$12.99	$11.85

FISCAL 2011	HIGH	LOW
1st Quarter	$10.97	$9.25
2nd Quarter	$11.15	$10.00
3rd Quarter	$11.20	$10.57
4th Quarter	$11.24	$10.55

As of September 11, 2012, the Company had 431 holders of record of its common stock.
The transfer agent for the Company's common stock is Computershare (formerly known as BNY Mellon Shareowner Services), P.O. Box 358015, Pittsburgh, PA 15252.
Dividends
The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share throughout fiscal 2012. The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share in fiscal 2011. On July 30, 2012, the Board of Directors announced the approval of a cash dividend of $0.1125 per share and the Company paid the respective cash dividends on August 17, 2012 to stockholders of record on August 10, 2012.
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
A federal savings association proposing to make a capital distribution is required to submit an application to the OCC if: (1) the association does not qualify for expedited treatment pursuant to criteria set forth in OCC regulations; (2) the total amount of all of the association's capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years; (3) the association would not be at least adequately capitalized following the distribution; or (4) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OCC or violate a condition imposed on the association in an application or notice approved by the OCC.
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
In addition, the Company has a line of credit for $4.0 million with United Bankers' Bank with no outstanding balance at June 30, 2012. The line of credit matures on October 1, 2012. In case of default on the line of credit, the Company's ability to pay cash dividends may be restricted.
Stockholder Return Performance
The following line graph compares the cumulative total stockholder return on the Company's common stock to the comparable cumulative total return of the NASDAQ Market Index and the NASDAQ Bank Index for the last five years.
The performance graph assumes that on July 1, 2007, $100 was invested in the Company's common stock (at the closing price of the previous trading day) and in each of the indexes. The comparison assumes the reinvestment of all dividends. Cumulative total stockholder returns for the Company's common stock, the NASDAQ Market Index and the NASDAQ Bank Index are based on the Company's fiscal year ending June 30. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL STOCKHOLDER RETURN
AMONG HF FINANCIAL CORP.,
NASDAQ MARKET INDEX AND NASDAQ BANK INDEX
ASSUMES $100 INVESTED ON JULY 01, 2007
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JUNE 30, 2012
Equity Compensation Plan Information
The following table sets forth certain information about the common stock that may be issued upon exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of June 30, 2012, including the 2002 Stock Option and Incentive Plan, the 1996 Director Restricted Stock Plan, and the 1991 Stock Option and Incentive Plan (collectively, the "Incentive Plans"). The 1996 Director Restricted Stock Plan expired on January 1, 2007, and the 1991 Stock Option and Incentive Plan expired on October 27, 2002. Although the column below entitled "Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights" includes common stock to be issued upon unexpired options issued under the 1991 Stock Option and Incentive Plan, no common stock remains available for future awards under the 1991 Stock Option and Incentive Plan, and no common stock remains available for future awards under the 1996 Director Restricted Stock Plan. In addition, after the expiration of the 2002 Stock Option and Incentive Plan by its terms on September 20, 2012, no further awards may be made thereunder.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)(1)
Equity plan compensation plans approved by stockholders	162,637	$13.85	405,655
Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A
Total	162,637	$13.85	405,655
_____________________________________

(1)	All 405,655 shares may be issued under the 2002 Stock Option and Incentive Plan in the form of nonvested stock.

Sales of Unregistered Stock
None.
Issuer Purchases of Equity Securities
None.

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial statement and operations data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K and with Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The Company's selected financial statement and operations data for each of the fiscal years 2008 through 2012 have been derived from audited consolidated financial statements, which have been audited by Eide Bailly, LLP, the Company's independent public accountants.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$1,192,591	$1,193,513	$1,254,972	$1,177,748	$1,103,615
Securities available for sale	373,246	234,860	264,442	222,910	225,004
Correspondent bank stock	7,843	8,065	10,334	12,476	11,245
Loans and leases receivable, net	673,138	811,178	862,704	842,812	777,777
Loans held for sale	16,207	11,991	25,287	14,881	8,796
Deposits	893,859	893,157	914,264	837,868	784,237
Advances from FHLB and other borrowings	142,394	147,395	190,719	212,869	198,454
Subordinated debentures payable to trusts	27,837	27,837	27,837	27,837	27,837
Stockholders' equity	96,816	94,446	94,435	68,675	64,203

	Years Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Selected Statement of Income Data:
Interest and dividend income	$47,211	$54,411	$57,354	$60,688	$63,174
Interest expense	13,563	17,077	20,681	25,359	33,298
Net interest income	33,648	37,334	36,673	35,329	29,876
Provision for losses on loans and leases	1,770	8,616	2,950	1,679	1,994
Net interest income after provision for losses on loans and leases	31,878	28,718	33,723	33,650	27,882
Loan servicing income, net	603	1,576	2,042	2,301	2,211
Gain on sale of loans	2,664	2,845	1,841	1,906	1,197
Gain (loss) on sale of securities, net	1,490	(3,602)	1,853	904	3
Loss on disposal of closed-branch fixed assets	(473)	—	—	—	—
Net impairment losses recognized in earnings	—	(549)	(2,683)	(405)	—
Goodwill impairment losses recognized in earnings	—	—	(585)	—	—
Other noninterest income	8,611	8,604	7,961	7,896	7,922
Noninterest expense	(37,115)	(37,144)	(35,451)	(34,566)	(30,606)
Income before income taxes	7,658	448	8,701	11,686	8,609
Income tax expense (benefit)	2,493	(231)	2,956	3,870	2,766
Net income	5,165	679	5,745	7,816	5,843
Preferred stock dividends and accretion	—	—	—	1,316	—
Net income available to common stockholders	$5,165	$679	$5,745	$6,500	$5,843

	Years Ended June 30,
	2012	2011	2010	2009	2008
Basic earnings per common share: Net income	$0.74	$0.10	$1.00	$1.62	$1.47
Diluted earnings per common share: Net income	0.74	0.10	1.00	1.61	1.45
Dividends declared per share	0.45	0.45	0.45	0.45	0.43
Dividend payout ratio(1)	60.80%	450.00%	45.00%	27.78%	29.25%
Interest rate spread (average during period)	2.81	3.05	3.04	2.95	2.70
Net interest margin(2)	3.03	3.27	3.29	3.26	3.11
Net interest margin, TE(3)	3.07	3.31	3.34	3.32	3.16
Average interest-earning assets to average interest-bearing liabilities	1.18	1.15	1.14	1.13	1.12
Equity to total assets (end of period)	8.12	7.93	7.54	5.84	5.82
Equity-to-assets ratio (ratio of average equity to average total assets)	7.98	7.72	7.07	6.98	6.21
Nonperforming assets to total assets (end of period)	1.49	3.12	0.73	1.07	0.34
Allowance for loan and lease losses to nonperforming loans and leases (end of period)	65.29	39.23	116.31	73.83	191.08
Allowance for loan and lease losses to total loans and leases (end of period)	1.55	1.73	1.10	0.99	0.76
Nonperforming loans and leases to total loans and leases (end of period)(4)	2.37	4.42	0.94	1.35	0.40
Noninterest expense to average total assets	3.10	3.03	3.02	3.00	2.97
Net interest income after provision for losses for loans and leases to noninterest expense (end of period)	85.89	77.32	93.58	97.35	91.10
Return on assets (ratio of net income to average total assets)	0.43	0.06	0.48	0.68	0.57
Return on equity (ratio of net income to average equity)	5.41	0.72	6.82	9.73	9.12
Operating Efficiency Ratio(5)	77.17	78.34	73.71	69.83	70.75
Efficiency Ratio(6)	79.74	80.38	75.57	72.12	74.27
Number of full-service offices	28	34	33	33	33
_____________________________________

(1)	Dividends declared per share divided by net income per share.

(2)	Net interest income divided by average interest-earning assets.

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

(5)	Operating efficiency ratio ("Operating Efficiency Ratio") is a non-GAAP financial measure. See the following Non-

GAAP Disclosure Reconciliation of the Operating Efficiency Ratio. The Operating Efficiency Ratio is a measurement which indicates the amount of noninterest expense as compared to total revenues. The ratio excludes what we consider non-typical items affecting revenue such as gain on the sale of land and branches and the interest expense related to the trust preferred securities debt. We believe that it is a standard practice in the banking industry to present the Operating Efficiency Ratio, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes. As a non-GAAP financial measure, Operating Efficiency Ratio should be considered supplemental to and not a substitute for or superior to, financial measures calculated in accordance with GAAP. As other companies may use different calculations for Operating Efficiency Ratio, this presentation may not be comparable to similarly titled measures reported by other companies.

(6)	Total noninterest expense divided by the sum of net interest income plus total noninterest income.
The non-GAAP disclosure reconciliation of the operating efficiency ratio is as follows:

	Years Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Noninterest expense (line a)	$37,115	$37,144	$36,036	$34,566	$30,606
Total revenue (net interest income and other noninterest income)	46,543	46,208	47,687	47,931	41,209
Net Interest expense on Trust Preferred Debt Securities included in net interest income	1,076	1,207	1,205	1,568	2,053
Loss on disposal of closed-branch fixed assets	473	—	—	—	—
Total revenue, excluding net interest income effect of Trust Preferred Debt Securities and loss on disposal of closed-branch fixed assets, net (line b)	$48,092	$47,415	$48,892	$49,499	$43,262
Operating efficiency ratio (line a / line b)	77.17%	78.34%	73.71%	69.83%	70.75%
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the following parts of this Form 10-K: Forward-Looking Statements, Part II, Item 8 "Financial Statements and Supplementary Data," Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," and Part I, Item 1 "Business."

Executive Summary
The Company's net income for fiscal 2012 was $5.2 million, or $0.74 per diluted share, compared to $679,000, or $0.10 per diluted share for fiscal 2011. Return on average equity was 5.41% at June 30, 2012, compared to 0.72% at June 30, 2011. As discussed in more detail below, the increases were due to a variety of key factors, including a decrease in the provision for losses on loans and leases of $6.8 million and increases in noninterest income of $4.0 million. These were partially offset by a decrease in net interest income of $3.7 million and an increase in income taxes of $2.7 million.
Modest improvement in national economic conditions continued to offer a challenging operating environment in fiscal 2012. Generally reflective of the experience of community banks throughout the country, this challenging operating environment has resulted in increased competition among financial institutions with limited loan demand from creditworthy borrowers. During 2012, the Company benefited from continued proactive management of problem assets leading to a $19.4 million reduction in nonperforming assets from fiscal 2011. While a majority of problem asset stress in 2011 related to the agricultural portfolio, and in particular dairy operations, signs of stabilization did occur and commodity prices remained favorable for most agricultural production in 2012.
Agricultural and commercial loans accounted for the majority of the decrease in loan balances between fiscal 2012 and 2011. Agricultural real estate loans were $70.8 million at June 30, 2012, down $41.0 million or 36.7% since June 30, 2011, and comprised 10.4% of total loans outstanding. Agricultural business loans were $84.3 million at the end of 2012, down $54.5 million or 39.3% since fiscal year 2011, and comprised 12.3% of total loans outstanding. Decreases were attributable in part to proactive problem loan resolutions and competitive pressures for long-term financing. Loans of this type are in a diverse range of agricultural enterprises, including grain production, dairy and livestock operations. The credit risk related to agricultural loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations or on the value of underlying collateral, if any. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing each borrower's financial soundness and relationship on an ongoing basis. Commercial loans decreased $25.2 million or 24.1% since June 30, 2011, to $79.1 million at June 30, 2012. We believe many of the loan customers have been substantially deleveraging during the last three years as they have been reducing their debt while waiting for better or less risky opportunities for their businesses. We believe this phenomenon may be starting to change back to a more normal situation based upon recent activity as the economy slowly recovers, but we cannot precisely predict when or by how much our loan portfolio will start to grow due to existing customer demand.
The provision for loan losses is the charge to net income that management determines to be necessary to maintain the allowance for loan and lease losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectibility of the loan portfolio. The allowance for loan and lease losses decreased $3.7 million to $10.6 million at June 30, 2012, a decrease of 26.2%. The ratio of allowance for loan and lease losses to total loans and leases was 1.55% as of June 30, 2012, compared to 1.73% at June 30, 2011. This decrease is primarily attributable to the specific valuation allowance decrease of $4.5 million, of which $4.2 million was related to the agricultural loan portfolio and improvement in related nonperforming assets. The general valuation allowance increased $770,000 due in part to increases allocated primarily to consumer loans based upon a review of historical loss and environmental factors. At June 30, 2012, classified assets declined to $42.9 million from $46.1 million at June 30, 2011 and from a high of $81.8 million at December 31, 2010. Total nonperforming assets at June 30, 2012 were $17.8 million as compared to $37.2 million at June 30, 2011. The ratio of nonperforming assets to total assets was 1.49% for June 30, 2012, compared to 3.12% at June 30, 2011.
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
Total deposits at June 30, 2012, were $893.9 million, an increase of $702,000, or 0.1%, from June 30, 2011. Due to the continued low interest rate environment, the Company experienced a preference by customers of non-maturity deposits. Noninterest-bearing checking accounts increased $14.6 million to $147.0 million at June 30, 2012, while interest-bearing checking accounts, money market accounts, and savings accounts increased $24.7 million, $12.7 million, and $36.6 million, respectively, to $138.1 million, $210.3 million, and $121.1 million, respectively, at June 30, 2012. Public funds, which are included in the various types of deposits account balances, decreased $14.3 million, or 7.5%, from June 30, 2011. Interest expense on deposits was $7.2 million for fiscal 2012, a decrease of $2.3 million, or 24.5%, over fiscal 2011.
Management's objectives are to provide capital sufficient to cover the risks inherent in the Company's businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. The total risk-based capital ratio was 15.87% at June 30, 2012, compared to 13.28% at June 30, 2011. Tier I capital increased 22 basis points to 9.66% at June 30, 2012 when compared to 9.44% at June 30, 2011. This continues to allow the Bank to meet the regulatory criteria to be considered a "well-capitalized" institution at June 30, 2012. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages, student loans and a loan securitization. The Company continued to return capital to investors through a quarterly dividend, or $0.45 per diluted common share on an annual basis.
The current interest rate environment has been directly affected by the intervention of the Federal Reserve as it assisted in the economic recovery. The target federal funds rate remained at 25 basis points during fiscal 2012. The impact of this historically low interest rate environment on the Company has been mixed. While the low interest rates negatively affected yields of loans and the securities portfolio, the impact to our cost of funds was favorable.
Net interest income for fiscal 2012 was $33.7 million, a decrease of $3.7 million or 9.9% over the same period a year ago. The net interest margin was 3.03%, compared to 3.27% for the same period a year ago, a decrease of 24 basis points. On a fully taxable equivalent basis, the net interest margin for fiscal 2012 was 3.07%, compared to 3.31% in fiscal 2011. Net Interest Margin, TE is a non-GAAP financial measure. See "Analysis of Net Interest Income" for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful. The cost of funds rate on interest-bearing liabilities decreased from 1.72% in fiscal 2011 to 1.44% in fiscal 2012, a change of 28 basis points. For the same period, yields on earning assets decreased from 4.77% to 4.25%, a decrease of 52 basis points. Decreases in volume from fiscal 2011 to fiscal 2012 of average earning assets and interest-bearing liabilities were 2.8% and 1.5% respectively.

Variability of the net interest margin ratio may be affected by many factors, including Federal Reserve policies for short-term interest rates, competitive and global economic conditions and customer preferences for various products and services. As of June 30, 2012, management believes that it has positioned the institution for a neutral to slightly earning-asset sensitive interest rate risk profile, whereas an asset sensitive institution will generally realize an increase in income if interest rates rise due to the fact that more assets will be reinvested at higher market rates than liabilities. However, within a twelve month time horizon there may be a slight lag effect where liabilities may initially reprice faster than assets for a portion of the time period.
Noninterest income for fiscal 2012 was $12.9 million, compared to $8.9 million for the same period a year ago, an increase of $4.0 million or 45.3%. Net gain on sale of securities of $1.5 million for fiscal 2012 increased by $5.1 million from a net loss on sale of securities of $3.6 million in fiscal 2011. In fiscal 2011, the Company sold its pooled trust preferred securities, which yielded a pre-tax charge to net income of $6.3 million. In addition, these securities yielded net impairment losses recognized in noninterest income of $549,000, which had no impact for fiscal 2012. Net loan servicing income decreased by $973,000, to $603,000 for fiscal 2012, which partially reduced the overall increase in noninterest income from the prior year. This reduction in net loan servicing income was due to a provision for an allowance of $888,000 recorded against the servicing asset and increased amortization of $70,000, which was due in part to increased prepayment rates within the portfolio. Another slight decrease to noninterest income was due to a loss on disposal of closed-branch fixed assets of $473,000 as the Company merged six branches into other nearby branches to optimize branch efficiencies.
During the second fiscal quarter of 2012, the Company was informed by the South Dakota Housing Development Authority (“SDHDA”) that a change in business model was necessary for SDHDA to continue to meet the financing needs of its single family mortgage program in South Dakota. This change would include the development of a new bond resolution, to support a mortgage-backed securities program. As such, a request for proposal for a master servicer with a two year commitment period was provided to interested parties, and the Company was informed that a new master servicer would begin effective April 1, 2012. This change in business model effectively ended the new flow of servicing assets from SDHDA to the Company beginning in the fourth fiscal quarter. The Company does not expect this event to have a material impact on the fiscal 2013 income statement. The single family mortgage segment of the Company's servicing portfolio is expected to decrease in value over time, as principal is reduced. The Company continues to evaluate potential acquisition of servicing assets dependent upon market conditions and characteristics desirable by the Company, which may include bidding as the master servicer for SDHDA after the initial two year commitment is complete.
The ability to successfully manage expenses is important to our long-term prosperity. During fiscal 2012, the Company executed on a strategic initiative to improve efficiency and completed six branch closures within the South Dakota market area as it merged branches into other nearby branches. Fiscal year costs related to the streamlining effort included $473,000 for the disposition of closed-branches fixed assets and additional one-time expenses of $591,000 for severance and lease terminations. In return, management anticipates annual cost savings of these branch closures to approach $1.3 million.
Noninterest expense for fiscal 2012 was $37.1 million, a decrease of $29,000 from fiscal 2011. Compensation and employee benefits and FDIC insurance decreased $1.3 million and $425,000, respectively, when compared to the prior fiscal year. Professional fees and occupancy and equipment increased $842,000 and $310,000, respectively, which partially offset the cost decreases.
Compensation and employee benefits decreased 6.2% from fiscal 2011 costs primarily from the reduction of headcount and performance based incentive pay when compared to the prior year. Management further assessed staff efficiency, and reduced full-time equivalent ("FTE") employees from 342 at June 30, 2011 to 292 at June 30, 2012. Incentive pay decreases were the direct result of lower employee performance outcomes versus performance targets. FDIC insurance decreased by 28.9% due to the modified assessment schedule implemented by the FDIC effective April 1, 2011, which modified the assessment base from deposit totals to asset totals, and in return, reduced the effective rates.
Professional fees increased 35.7% due in part to certain employment, regulatory and governance matters. Occupancy and equipment increased by 6.7% due primarily to additional lease termination costs incurred in the merging of six branches to other nearby locations. The cost to buy out the existing leases totaled $500,000 for fiscal 2012, compared to none in the prior year.
The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements. The operating efficiency ratio (i.e., noninterest expense divided by total revenue adjusted for interest expense of trust preferred securities and the loss on disposal of closed-branch fixed assets) for fiscal 2012 was 77.17%, compared to 78.34% for the same period a year ago, a decrease of 117 basis points. The operating efficiency ratio excludes both the impact of net interest expense on the variable priced trust preferred securities and losses due to non-operating activities. The operating efficiency ratio is a non-GAAP financial measure. See Item 6, "Selected Financial Data—Non-GAAP Reconciliation of the Operating Efficiency Ratio" of this Form 10-K for further analysis. The Company had issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings. Net interest expense on the $27.8 million of trust preferred securities outstanding was $1.9 million for fiscal 2012, a $39,000 increase from the prior fiscal year. The average rate paid for fiscal 2012 and fiscal 2011 was 6.69% and 6.55%, respectively. The total efficiency ratio (i.e., noninterest expense divided by total revenue) was 79.74% for the year ended June 30, 2012, compared to 80.38% for the prior year, a decrease of 64 basis points. Primary changes which affected the efficiency ratio from the prior year, were the increase in revenue from the $5.1 million increase in net gain on sale of securities, the decrease of $3.7 million in net interest income, and an allowance for servicing rights of $888,000. As a result, the overall total revenues increased by $335,000, while noninterest expenses decreased by $29,000. Management believes that improvement to the operating efficiency ratio can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.
The enactment of the Dodd-Frank Act in July 2010 significantly impacted how financial services companies are regulated and authorizes expansive new regulation by various federal agencies. Many of the most sweeping changes in the Dodd-Frank Act are currently still in the process of being implemented through the agency rulemaking process and thus uncertainty exists as to the full impact of the Dodd-Frank Act and its implementing regulations. The Company and Bank continue to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects.
In particular, the Company and Bank believe that the following non-exclusive list of provisions or topics of the Dodd-Frank Act which are still in the process of implementation are significant to the business of the Company and the Bank:
In connection with the Federal Reserve's assumption of responsibility for the supervision and examination of savings and loan holding companies as mandated by the Dodd-Frank Act, the FRB has indicated that it intends (and has), “to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the Home Owners' Loan Act, as amended (“HOLA”), to assess the condition, performance, and activities of savings and loan holding companies on a consolidated risk-based basis in a manner that is consistent with the Federal Reserve's established approach regarding bank holding company supervision.” Accordingly, the Company anticipates that it may over time become subject to the same or similar supervisory standards and guidance applicable to bank holding companies.
The Dodd-Frank Act requires that savings and loan holding companies, for the first time, become subject to the same capital requirements as those applicable to bank holding companies. In addition to compliance with capital requirements pursuant to a multi-year implementation plan as proposed by the Federal Reserve and other banking agencies, savings and loan holding companies are obligated to serve as a “source of financial and managerial strength” to their depository institution subsidiaries. This statutory obligation requires savings and loan holding companies, including the Company, to provide financial assistance to a depository institution subsidiary in the event that that subsidiary experiences financial distress. It is anticipated that the Federal Reserve will be issuing interpretive guidance and rules clarifying the contours of this obligation.
The Dodd-Frank Act further requires that existing capital requirements for banking organizations be re-examined by regulators and made counter-cyclical. This effort, and the pending U.S. adoption of Basel III, will result in new capital and other standards for the Company and the Bank as set forth in proposed joint rulemaking issued in June 2012 by the banking agencies. In addition to requirements affecting capital and leverage, the proposed rules include new limits on capital distributions and discretionary bonuses for banking organizations that do not hold a specified amount of common equity tier 1 capital in addition to the common equity necessary to meet the minimum risk-based capital requirements (referred to as a capital conservation buffer).
The Dodd-Frank Act established a new consumer agency known as the Consumer Financial Protection Bureau ("CFPB") with rulemaking, supervisory, enforcement, and other authorities relating to consumer financial products and services. These authorities include the ability to issue regulations under more than a dozen federal consumer financial laws, which transferred to the CFPB from seven federal agencies on July 21, 2011. Among the expansive rulemaking authority over consumer products and practices granted to the CFPB is the authority to define unfair, deceptive or abusive practices and to centralize consumer complaints.
The Dodd-Frank Act imposed new duties on mortgage lenders, including a duty to determine the borrower's ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types. The CFPB is currently in the process of developing various mortgage-related rulemakings mandated by the Dodd-Frank Act.
The list above is not exhaustive. It reflects the Company's continuing assessment of the Dodd-Frank Act provisions that are reasonably likely to have a substantial impact in the future. It is possible that at least some other areas unexpectedly will become significant to the Company or the Bank as the regulatory processes unfold. For additional information on the laws and regulations governing the activities of the Company and Bank, see “Item 1: Business--Regulation” below.
Recent events in the financial markets continue to produce uncertainties for management about future operating results and the future financial condition of the Company. The interdependencies of the national economy and financial markets do affect the macro economics reviewed by management and may produce outcomes in the future that have not impacted the Company previously.
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

Financial Condition Data
At June 30, 2012, the Company had total assets of $1,192.6 million, a decrease of $922,000 from the level at June 30, 2011. The decrease in liabilities of $3.3 million was primarily due to decreased advances from the FHLB and other borrowings of $5.0 million offset by increased advances by borrowers for taxes and insurance of $1.1 million. Stockholders' equity increased by $2.4 million since June 30, 2011, primarily due to increases in net income and partially offset by an increase in accumulated other comprehensive loss, and the payment of dividends.
The decrease in net loans and leases receivable, which excludes loans in process and deferred fees, was $138.0 million due to the decrease in net loan balances of $141.8 million and slightly offset by the decrease in the allowance for loan and lease losses of $3.7 million. Agricultural and commercial business loans decreased $95.5 million and $28.1 million, respectively, due primarily to proactive problem asset resolution, increased competitive pressure for long term financing and borrowers adapting to the current operating environment, including reducing their debt while waiting for better or less risky opportunities for their businesses. We believe this phenomenon may be starting to change back to a more normal situation as the economy recovers based upon recent activity, but we cannot precisely predict when or by how much our loan portfolio will start to grow due to existing customer demand.
In addition, loans held for sale increased $4.2 million, primarily due to increased mortgage financing activity and the amount of one-to four-family loans held at June 30, 2012.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits remained relatively constant, but had an overall increase of $702,000, to $893.9 million at June 30, 2012. Deposits, excluding time certificates, increased by $88.6 million, or 16.8%, while time certificates decreased $87.9 million, or 24.1% due primarily to a consumer shift towards transactional deposit accounts as a result of the low interest rate environment. Deposit accounts, exclusive of public funds and out-of-market certificates of deposits, increased $18.3 million, or 2.7% since June 30, 2011. Advances from the FHLB and other borrowings decreased $5.0 million, to $142.4 million at June 30, 2012 as compared to June 30, 2011, due to slightly reduced funding needs.
Stockholders' equity increased $2.4 million at June 30, 2012 when compared to June 30, 2011. Increases in stockholders' equity was derived from net income of $5.2 million, stock issuances of $174,000, the amortization of stock-based compensation of $383,000, and partially offset by a net increase in accumulated other comprehensive loss of $204,000 and cash dividends of $3.1 million.

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

	Years Ended June 30,
	2012			2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$772,344	$42,283	5.47%	$867,346	$48,557	5.60%	$860,882	$49,658	5.77%
Investment securities(2)(3)	329,387	4,671	1.42	263,964	5,526	2.09	241,126	7,414	3.07
FHLB stock	8,101	257	3.17	10,047	328	3.26	11,948	282	2.36
Total interest-earning assets	1,109,832	$47,211	4.25%	1,141,357	$54,411	4.77%	1,113,956	$57,354	5.15%
Noninterest-earning assets	86,266			83,181			77,642
Total assets	$1,196,098			$1,224,538			$1,191,598
Interest-bearing liabilities:
Deposits:
Checking and money market	$335,455	$1,999	0.60%	$283,368	$1,578	0.56%	$240,051	$1,357	0.57%
Savings	120,285	346	0.29	85,053	282	0.33	76,275	281	0.37
Certificates of deposit	313,174	4,883	1.56	411,918	7,712	1.87	427,463	10,665	2.49
Total interest-bearing deposits	768,914	7,228	0.94	780,339	9,572	1.23	743,789	12,303	1.65
FHLB advances and other borrowings	147,038	4,474	3.04	182,672	5,682	3.11	209,079	6,550	3.13
Subordinated debentures payable to trusts	27,837	1,861	6.69	27,837	1,823	6.55	27,837	1,828	6.57
Total interest-bearing liabilities	943,789	13,563	1.44	990,848	17,077	1.72	980,705	20,681	2.11
Noninterest-bearing deposits	122,759			104,368			93,101
Other liabilities	34,141			34,761			33,522
Total liabilities	1,100,689			1,129,977			1,107,328
Equity	95,409			94,561			84,270
Total liabilities and equity	$1,196,098			$1,224,538			$1,191,598
Net interest income; interest rate spread		$33,648	2.81%		$37,334	3.05%		$36,673	3.04%
Net interest margin(4)			3.03%			3.27%			3.29%
Net interest margin, TE(5)			3.07%			3.31%			3.34%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Net interest income divided by average interest-earning assets.

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
The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Years Ended June 30,
	2012	2011	2010	2009	2008
Net interest income	$33,648	$37,334	$36,673	$35,329	$29,876
Taxable equivalent adjustment	378	500	563	657	527
Adjusted net interest income	34,026	37,834	37,236	35,986	30,403
Average interest-earning assets	1,109,832	1,141,357	1,113,956	1,083,054	960,721
Net interest margin, TE	3.07%	3.31%	3.34%	3.32%	3.16%

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

	Years Ended June 30,			Years Ended June 30,
	2012 vs 2011			2011 vs 2010
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$(5,278)	$(996)	$(6,274)	$373	$(1,474)	$(1,101)
Investment securities(2)	1,361	(2,216)	(855)	701	(2,589)	(1,888)
FHLB stock	(64)	(7)	(71)	(45)	91	46
Total interest-earning assets	$(3,981)	$(3,219)	$(7,200)	$1,029	$(3,972)	$(2,943)
Interest-bearing liabilities:
Deposits:
Checking and money market	$289	$132	$421	$249	$(28)	$221
Savings	113	(49)	64	33	(32)	1
Certificates of deposit	(1,854)	(975)	(2,829)	(389)	(2,564)	(2,953)
Total interest-bearing deposits	(1,452)	(892)	(2,344)	(107)	(2,624)	(2,731)
FHLB advances and other borrowings	(1,105)	(103)	(1,208)	(831)	(37)	(868)
Subordinated debentures payable to trusts	—	38	38	—	(5)	(5)
Total interest-bearing liabilities	$(2,557)	$(957)	$(3,514)	$(938)	$(2,666)	$(3,604)
Net interest income increase			$(3,686)			$661
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
Specific valuation allowances are established based on the Company's analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. The Company applies this classification to loans individually evaluated for impairment in the loan portfolio segments of commercial, commercial real estate and agricultural loans. Smaller balance homogeneous loans are evaluated for impairment on a collective rather than an individual basis. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to the fair value of the collateral, less the estimated cost to sell, if the loan is collateral dependent, or to the present value of expected cash flows, discounted at the loan's effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows is less than the recorded investment in the loan.
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
At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. The Company's MSRs are primarily servicing rights acquired from the South Dakota Housing Development Authority's first-time homebuyer's program. Due to the lack of quoted markets for the Company's servicing portfolio, the Company estimates the fair value of the MSRs using a present value of future cash flow analysis. If the fair value is greater than or equal to the amortized book value of the MSRs, no impairment is recognized. If the fair value is less than the book value, an expense for the difference is charged to net income by initiating a MSR valuation account. If the Company determines this impairment is temporary, any future changes in impairment are recorded as a change in net income and the valuation account. If the Company determines the impairment to be permanent, the valuation is written off against the MSRs, which results in a new amortized balance.
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, an impairment valuation of $888,000 for temporary impairment was recorded during fiscal 2012.
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
The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At June 30, 2012, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $19.4 million during the year to $17.8 million at June 30, 2012. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.49% at June 30, 2012, from 3.12% at June 30, 2011.

Nonaccruing loans and leases decreased to $16.1 million at June 30, 2012 compared to $30.8 million at June 30, 2011. Included in nonaccruing loans and leases at June 30, 2012 were five loans totaling $31,000 secured by one- to four-family real estate, six commercial business loans totaling $1.8 million, one equipment finance lease totaling $17,000, 10 commercial real estate loans totaling $1.3 million, 14 agricultural real estate loans totaling $11.2 million, nine agricultural business loans totaling $1.2 million, and 17 consumer loans totaling $574,000.
Accruing loans and leases delinquent more than 90 days decreased $5.5 million, to $107,000 at June 30, 2012 compared to $5.6 million at June 30, 2011. Included in accruing loans and leases delinquent more than 90 days at June 30, 2012 was one loan for $107,000 secured by one-to four-family real estate. For the accruing loan which is greater than 90 days past due, the one-to four- family collateralized loan has a weighted average loan to value ratio of 95.2% at June 30, 2012. This loan remains in accruing status due to the government guarantee on the loan.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases past due 90 days and still accruing, have decreased $20.3 million from the levels at June 30, 2011. Approximately two-thirds of the nonperforming loans at June 30, 2012 and 2011 related to dairy loans within the agricultural sector. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
As of June 30, 2012, the Company had $1.6 million of foreclosed assets. The balance of foreclosed assets consisted of $1.5 million in single-family residences, $109,000 in agricultural real estate collateral, and $3,000 in consumer collateral.
At June 30, 2012, the Company had designated $42.9 million of its loans as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. At June 30, 2012, the Company had $7.5 million in one- to four-family, multi- family, commercial real estate, and commercial business loans purchased, of which none of the amounts were classified at June 30, 2012. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the June 30, 2012, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2012 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$31	$1,866	$159	$977	$503
Commercial business	1,813	687	469	405	555
Equipment finance leases	17	126	862	272	27
Commercial real estate	1,254	784	716	177	429
Multi-family real estate	32	—	—	—	—
Agricultural real estate	11,185	14,002	85	739	43
Agricultural business	1,169	12,838	3,096	6,456	201
Consumer direct	3	54	21	—	40
Consumer home equity	569	451	564	355	441
Consumer indirect	2	36	64	—	85
Total	16,075	30,844	6,036	9,381	2,324
Accruing loans and leases delinquent more than 90 days:
One- to four-family	107	113	—	—	306
Commercial business	—	214	167	349	71
Equipment finance leases	—	—	334	264	9
Commercial real estate	—	56	201	277	24
Agricultural real estate	—	1,399	429	319	91
Agricultural business	—	3,855	1,043	875	161
Consumer OD & reserve	—	—	22	8	76
Consumer indirect	—	6	—	—	—
Total	107	5,643	2,196	2,092	781
Foreclosed assets:
One- to four-family	1,515	667	212	406	76
Commercial business	—	29	32	35	44
Equipment finance leases	—	15	212	105	443
Agricultural real estate	109	—	482	482	—
Consumer direct	3	—	4	25	24
Consumer indirect	—	2	4	32	56
Total(1)	1,627	713	946	1,085	643
Total nonperforming assets(2)	$17,809	$37,200	$9,178	$12,558	$3,748
Ratio of nonperforming assets to total assets(3)	1.49%	3.12%	0.73%	1.07%	0.34%
Ratio of nonperforming loans and leases to total loans and leases(4)	2.37%	4.42%	0.94%	1.35%	0.40%
Accruing troubled debt restructures	$1,213	$2,693	$4,000	$—	$—
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

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

	Years Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Balance at beginning of period	$14,315	$9,575	$8,470	$5,933	$5,872
Charge-offs:
One- to four-family	(272)	(52)	(126)	(140)	(3)
Construction	(32)	—	—	—	—
Commercial business	(1,311)	(656)	(687)	(36)	(894)
Equipment finance leases	(42)	(401)	(324)	(121)	(475)
Commercial real estate	(941)	(69)	(17)	(112)	—
Agricultural real estate	(1,536)	(1,885)	(16)	(80)	(20)
Agricultural business	(3,102)	—	—	—	—
Consumer direct	(67)	—	(176)	(77)	(141)
Consumer home equity	(909)	—	(267)	(481)	(147)
Consumer OD & reserve	(222)	(1,153)	(270)	(282)	(238)
Consumer indirect	(27)	—	(126)	(240)	(327)
Total charge-offs	(8,461)	(4,216)	(2,009)	(1,569)	(2,245)
Recoveries:
One- to four-family	13	1	4	4	2
Commercial business	183	150	—	2,217	8
Equipment finance leases	59	—	7	—	34
Commercial real estate	539	—	—	—	—
Construction	10	—	—	—	—
Agricultural real estate	228	2	—	5	5
Agricultural business	1,770	—	—	—	—
Consumer direct	7	—	14	28	39
Consumer home equity	24	—	5	5	10
Consumer OD & reserve	79	187	83	78	89
Consumer indirect	30	—	51	90	125
Total recoveries	2,942	340	164	2,427	312
Net recoveries (charge-offs)	(5,519)	(3,876)	(1,845)	858	(1,933)
Additions charged to operations	1,770	8,616	2,950	1,679	1,994
Allowance related to assets acquired (sold), net	—	—	—	—	—
Balance at end of period	$10,566	$14,315	$9,575	$8,470	$5,933
Ratio of net recoveries (charge-offs) during the period to average loans and leases outstanding during the period	(0.71)%	(0.45)%	(0.21)%	0.10%	(0.25)%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.55%	1.73%	1.10%	0.99%	0.76%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	65.29%	39.23%	116.31%	73.83%	191.08%
_____________________________________

(1)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.
The distribution of the Company's allowance for loan and lease losses and impaired loss summary are summarized in the following tables.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance
	(Dollars in Thousands)
Residential(1)	$347	3.28%	$333	2.32%	$216	2.26%	$416	4.91%	$294	4.95%
Commercial business(2)	977	9.25	1,464	10.23	2,569	26.83	2,698	31.86	2,174	36.64
Commercial real estate(1)	2,063	19.53	1,683	11.76	1,884	19.67	1,302	15.37	875	14.75
Agricultural	4,493	42.52	9,266	64.73	3,633	37.94	2,774	32.75	1,400	23.60
Consumer	2,686	25.42	1,569	10.96	1,273	13.30	1,280	15.11	1,190	20.06
Total	$10,566	100.00%	$14,315	100.00%	$9,575	100.00%	$8,470	100.00%	$5,933	100.00%
_____________________________________

(1)	Includes construction loans.

(2)	Includes equipment finance leases.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	June 30, 2012		June 30, 2011
	(Dollars in Thousands)
Residential	$320	$27	$305	$28
Commercial business	977	—	1,338	127
Commercial real estate	1,989	74	1,411	272
Agricultural	2,505	1,988	3,088	6,177
Consumer	2,656	30	1,535	34
Total	$8,447	$2,119	$7,677	$6,638

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	June 30, 2012			June 30, 2011
	(Dollars in Thousands)
Residential	1	$214	$27	2	$338	$28
Commercial business	5	1,813	—	9	659	127
Commercial real estate	5	1,554	74	3	784	272
Agricultural	16	12,964	1,988	20	28,997	6,177
Consumer	1	121	30	4	178	34
Total	28	$16,666	$2,119	38	$30,956	$6,638

The allowance for loan and lease losses was $10.6 million at June 30, 2012, as compared to $14.3 million at June 30, 2011. This decrease is primarily attributable to the specific valuation allowance decrease of $4.5 million, of which $4.2 million was related to the agricultural loan portfolio and an improvement in related nonperforming assets. The general valuation allowance increased $770,000 due in part to an increase in consumer loans based upon a review of historical loss and environmental factors.

The ratio of the allowance for loan and lease losses to total loans and leases was 1.55% at June 30, 2012, compared to 1.73% at June 30, 2011. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At June 30, 2012, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $79,000, as compared to $0 at June 30, 2011. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a description of the Company's policy regarding the provision for losses on loans and leases.

Comparison of the Years Ended June 30, 2012 and June 30, 2011
General.    The Company's net income was $5.2 million or $0.74 for basic and diluted earnings per common share for the year ended June 30, 2012, a $4.5 million increase in net income compared to $679,000 or $0.10 for basic and diluted earnings per common share, respectively, for the prior year. Fiscal 2012 resulted in a return on average equity (i.e., net income divided by average equity) of 5.41%, compared to 0.72% in fiscal 2011. For the year ended June 30, 2012, the return on average assets (i.e., net income divided by average assets) was 0.43% compared to 0.06% in the prior year. As discussed in more detail below, the increases were due to a variety of key factors, including a decrease in the provision for loan and lease losses of $6.8 million and an increase in noninterest income of $4.0 million, partially offset by a decrease in net interest income of $3.7 million and an increase in income taxes of $2.7 million.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $47.2 million for the year ended June 30, 2012, as compared to $54.4 million for the prior year, a decrease of $7.2 million or 13.2%. The average volume of total interest-earning assets decreased by 2.8%, resulting in a decrease of overall interest and dividends of $4.0 million, while the average yield on interest-earning assets decreased 52 basis points, resulting in a decrease to overall interest and dividend income of $3.2 million. The average volume of loans and leases receivable decreased from $867.3 million for the year ended June 30, 2011, to $772.3 million for the year ended June 30, 2012. The average yield on interest-earning assets was 4.25% for the year ended June 30, 2012, as compared to 4.77% for the prior year. For the year ended June 30, 2012, the average yield on loans and leases receivable was 5.47%, a decrease of 13 basis points from 5.60% in the prior year. The overall decrease in interest and dividend income was due primarily to the reduction in the volume of loans and an increase in lower yielding investments that generally reflected a lower interest rate environment compared to the prior year.
Interest Expense.    Interest expense was $13.6 million for the year ended June 30, 2012, as compared to $17.1 million for the prior year, a decrease of $3.5 million or 20.6%. While $1.5 million of the decrease in interest expense was the result of a 1.5% decrease in the average volume of deposits, a $892,000 decrease in interest expense was the result of a decrease in average deposit rates of 29 basis points. The average rate on interest-bearing deposits was 0.94% for the year ended June 30, 2012, as compared to 1.23% for the prior year. A $1.2 million decrease in interest expense was the result of a 19.5% decrease in the average balance of FHLB advances and other borrowings.
Net Interest Income.    The Company's net interest income for the year ended June 30, 2012, decreased $3.7 million or 9.9%, to $33.6 million as compared to the prior fiscal year. The decrease in net interest income was due primarily to the decrease in the volume of average loan balances as compared to the decrease in the volume of average deposit balances.

Average rates received decreased greater than the average rates paid, which added to the declining net interest income when compared to the prior year. The Company's net interest margin on a fully taxable equivalent basis was 3.07% for the year ended June 30, 2012, as compared to 3.31% for the prior year. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases decreased $6.8 million or 79.5%, to $1.8 million for the year ended June 30, 2012, as compared to $8.6 million in the prior year. The decrease in the provision is due in part to the declining loan balances and the amount of overall net charge-offs recorded during the fiscal year. Net charge-offs increased from $3.9 million during fiscal 2011 to $5.5 million of net charge-offs during fiscal 2012 as management continued a proactive approach to resolving problem assets. Nonperforming assets decreased by $19.4 million to $17.8 million at June 30, 2012 when compared to June 30, 2011. The balances of nonperforming assets for June 30, 2012 and 2011 are primarily composed of various dairy credits within the agricultural sector.
The allowance for losses on loans and leases at June 30, 2012 was $10.6 million. The allowance decreased from the June 30, 2011 balance of $14.3 million. This decrease is primarily attributable to $5.5 million in net charge-offs made against the allowance in fiscal 2012, of which $4.0 million had been specifically reserved in the prior fiscal year.
The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2012, was 65.29% compared to 39.23% at June 30, 2011. The allowance for loan and lease losses to total loans and leases at June 30, 2012, was 1.55% compared to 1.73% at June 30, 2011. The Bank's management believes that the June 30, 2012, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $12.9 million for the year ended June 30, 2012, as compared to $8.9 million for the year ended June 30, 2011, which represents an increase of $4.0 million or 45.3%. For fiscal 2012, the increase over the prior fiscal year was primarily due to an increase in the net gain on sale of securities of $5.1 million and a reduction in net impairment losses recognized in earnings of $549,000 when compared to the prior year. These increases were partially offset by decreases in net loan servicing income of $973,000 and the loss on disposal of closed-branch fixed assets of $473,000. The increases in noninterest income due to the net gain on sale of securities and reduced net impairment credit losses were primarily the direct effect of the holding and subsequent sale of pooled trust preferred investment securities in the previous year.
Net gain on the sale of securities totaled $1.5 million, an increase of $5.1 million for the year ended June 30, 2012, as compared to the prior fiscal year. The Company received $78.2 million for net gains of $1.5 million and $81.8 million for net gains of $2.7 million in fiscal 2012 and fiscal 2011, respectively, exclusive of the sale of pooled trust preferred securities. During the fourth quarter of fiscal 2011, the Company received proceeds of $2.5 million for the sale of pooled trust preferred securities for a loss of $6.3 million, which entirely liquidated the pooled trust preferred securities from the Company's portfolio.
There were no net impairment credit losses recognized in net income for the year ended June 30, 2012, as compared to $549,000 for the year ended June 30, 2011. In the prior year, the Company determined that a total of $399,000 of losses due to other-than-temporary impairments for pooled trust preferred securities were incurred of which an additional $150,000 was recognized in other comprehensive income. The net of $549,000 of credit losses were recognized as a reduction in other noninterest income.
Loan servicing income decreased by $973,000 to $603,000 for fiscal 2012 primarily due to a valuation allowance recorded of $888,000 and increased amortization expense of $70,000. The valuation allowance adjustment reduced the carrying value of the capitalized portfolio asset to the estimated fair value of the capitalized asset, as required by GAAP. Prepayment speeds on the portfolio continued to increase, which increased the amount of amortization expense from the prior year.
Losses on the disposal of closed-branch fixed assets were recorded in the amount of $473,000 during fiscal 2012. The Company closed a total of six branches and merged them into nearby branches to improve operating efficiencies. No branches were closed during the twelve months ended June 30, 2011.

Noninterest Expense.    Noninterest expense was $37.1 million for the year ended June 30, 2012, as compared to $37.1 million for the year ended June 30, 2011, a decrease of $29,000, or 0.1%. Increases in professional fees and occupancy and equipment of $842,000 and $310,000, respectively, were offset by decreases in compensation and FDIC insurance of $1.3 million and $425,000, respectively.
Compensation and employee benefits were $20.5 million for the year ended June 30, 2012, a decrease of $1.3 million, or 6.2% when compared to the year ended June 30, 2011. Salaries and wages decreased $716,000 or 4.7% for fiscal 2012, when compared to fiscal 2011. This decrease was due primarily to a reduction of FTE's as compared to the prior fiscal year, but was partially offset by year-over-year salary increases for existing staff. Performance-based incentive pay decreased $644,000, or 51.0%, due to a decrease in employee performance outcomes in fiscal 2012 as compared to the prior fiscal year. Payroll taxes and recruiting expense decreased $56,000 and $61,000, respectively, while director compensation and travel, meal and entertainment expense increased $96,000 and $44,000, respectively. Payroll costs decreased as a function of the lower salary and wages expense and incentive pay. Recruiting costs decreased primarily due to the completion of the CEO search from the prior fiscal year. Director compensation increased due to a base retainer increase and additional fees paid for committee meetings. Travel, meals and entertainment increased due to reimbursement related to housing and travel for the interim CEO.
FDIC Insurance decreased by $425,000, to $1.0 million for the twelve months ended June 30, 2012 compared to the same period in the prior fiscal year. Effective in the fourth quarter of fiscal 2011, the FDIC insurance assessment was modified by the FDIC and effectively reduced the amount of assessments for each quarter thereafter.
Professional fees were $3.2 million for fiscal 2012, which is an increase of $842,000, or 35.7%, from fiscal 2011. This increase was due primarily to certain employment, regulatory and governance matters.
Occupancy and equipment was $4.9 million for the year ended June 30, 2012 compared to $4.6 million for the year ended June 30, 2011, an increase of $310,000 or 6.7%. Included in this increase is $550,000 of lease terminations which was incurred in the buyout of four leases during the process of closing branches. These one-time costs to terminate the leases will result in reduced lease costs of $160,000 in fiscal 2013.
Income tax expense.    The Company's income tax expense for the year ended June 30, 2012 increased to an expense of $2.5 million compared to an income tax benefit of $231,000 for the prior fiscal year. The effective tax rates were 32.6% and (51.6)% for the years ended June 30, 2012 and 2011, respectively. The fiscal 2011 tax rate is a negative percentage due primarily to permanent tax deductions which exceed the income before income taxes.

Comparison of the Years Ended June 30, 2011 and June 30, 2010
General.    The Company's net income available for common stockholders was $679,000 or $0.10 for basic and diluted earnings per common share for the year ended June 30, 2011, a $5.1 million decrease in net income compared to $5.7 million or $1.00 for basic and diluted earnings per common share, respectively, for the prior year. Fiscal 2011 resulted in a return on average equity (i.e., net income divided by average equity) of 0.72%, compared to 6.82% in fiscal 2010. For the year ended June 30, 2011, the return on average assets (i.e., net income divided by average assets) was 0.06% compared to 0.48% in the prior year. As discussed in more detail below, the decreases were due to a variety of key factors, including increases in the provision for losses on loans and leases of $5.7 million, decreases in noninterest income of $2.1 million and increases in noninterest expense of $1.1 million. These were partially offset by a decrease in income taxes of $3.2 million.
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

Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $10.1 million for the fiscal year ended June 30, 2012. For the fiscal year ended June 30, 2011, net cash provided by operating activities was $33.5 million. For the fiscal year ended June 30, 2012, net cash used in investing activities was $9.2 million. Net cash provided by investing activities was $68.6 million for the fiscal year ended June 30, 2011. Net cash used in financing activities for the fiscal year ended June 30, 2012, was $6.2 million. This compares to net cash used in financing activities in the prior fiscal year of $67.3 million.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the year ended June 30, 2012, the Bank decreased its borrowings with the FHLB and other borrowings by $5.0 million.

Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of June 30, 2012, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$55.7 million of available credit from the Federal Reserve Bank; and

•	$262.0 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at June 30, 2012. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors. For further discussion of our advances from FHLB of Des Moines, see Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of June 30, 2012, the Bank had $12.4 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2012, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $37.6 million and to sell mortgage loans of $16.2 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2012, the Bank had outstanding commitments to purchase $1.9 million of investment securities available for sale and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at June 30, 2012. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at June 30, 2012, the Bank met all current capital requirements.
The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.66% at June 30, 2012. The minimum OCC total risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had total risk-based capital of 15.87% at June 30, 2012.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts or non-designated derivative contracts. At June 30, 2012, the total notional amount of interest rate swap contracts was $71.7 million with a fair value net loss of $4.5 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 9 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.

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

Off-Balance Sheet Arrangements
In the normal course of business, the Company makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with GAAP, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of credit and standby letters of credit and are discussed further in Note 19 in the "Notes to Consolidated Financial Statements."
Off-balance sheet arrangements also include trust preferred securities, which have been de-consolidated in this report. Further information regarding trust preferred securities can be found in Note 8 in the "Notes to Consolidated Financial Statements."

Effect of New Accounting Standards
Note 1, "Summary of Significant Accounting Policies," of "Notes to Consolidated Financial Statements" of this Form 10-K discusses new accounting policies adopted by the Company during fiscal 2012. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.
In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement” (ASC Topic 820). This update results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company has adopted this update at January 1, 2012 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.
In June 2011, FASB issued ASU 2011-05 "Comprehensive Income" (ASC Topic 220). This update requires the presentation of comprehensive income in financial statements. An entity has the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. The Company anticipates to adopt this update in the first quarter of fiscal 2013 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.
In September 2011, FASB issued ASU 2011-08 “Intangibles - Goodwill and Other” (ASC Topic 350). The objective of this update is to simplify how entities test goodwill for impairment. This update adds a qualitative analysis to step one of the two-step process, which enables the Company to qualitatively determine if it is more likely than not that goodwill impairment exists, and if not, skip step two in determination of the amount of goodwill impairment.  The Company adopted this update effective in the fourth quarter of fiscal 2012 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.
In December 2011, FASB issued ASU 2011-11 “Balance Sheet” (ASC Topic 210), disclosures about offsetting assets and liabilities. This update affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. The guidance is effective for annual periods beginning January 1, 2013 and the interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company anticipates to adopt this update in the first quarter of fiscal 2014 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

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
One approach used to quantify interest rate risk is the Bank's net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following table sets forth, at June 30, 2012 and June 30, 2011, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or -100 basis points, measured in 100 basis point increments). Due to the low prevailing interest rate environment, -200 and -300 NPV was not estimated by the Bank at June 30, 2012 and June 30, 2011.
Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2012
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$179,611	$34,275	24%
+200	172,348	27,012	19
+100	161,049	15,713	11
—	145,336	—	—
-100	112,025	(33,311)	(23)

June 30, 2011
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$146,916	$12,259	9%
+200	145,011	10,354	8
+100	140,797	6,140	5
—	134,657	—	—
-100	122,645	(12,012)	(9)

Contractual Obligations
The following table sets forth information with respect to the Company's contractual obligations as of June 30, 2012. Operating lease obligations are primarily related to the lease of certain branch offices, which the Company has committed to as of June 30, 2012.

	Payments due by period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Greater Than 5 Years
	(Dollars in Thousands)
Deposits without a stated maturity	$616,428	$616,428	$—	$—	$—
Certificates of Deposit	277,430	130,327	109,888	35,903	1,312
Advances from FHLB and other borrowings	142,100	15,000	58,800	14,800	53,500
Long-Term Debt Obligations	27,837	—	—	—	27,837
Operating Lease Obligations	6,416	920	1,559	1,095	2,842
Total Contractual Obligations	$1,070,211	$762,675	$170,247	$51,798	$85,491

Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through September 17, 2012, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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
Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. The Company has structured its security portfolio to shorten the repricing of its interest-earning assets. The Company's agency residential mortgage-backed securities and securities available for sale typically have either short or medium terms to maturity or adjustable interest rates. At June 30, 2012, the Company had investment securities available for sale of $10.6 million with contractual maturities of five years or less. Adjustable-rate agency residential mortgage-backed securities totaled $339.3 million at June 30, 2012. Agency residential mortgage-backed securities amortize and experience prepayments of principal. The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $137.5 million annually over the past three fiscal years. The Company also manages interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes. Management believes that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2012, the Company had $121.1 million of savings accounts, $210.3 million of money market accounts and $285.0 million of checking accounts, representing 69.0% of the Bank's total depositor account balances.
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
Under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Senior Vice President, Chief Financial Officer and Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2012 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2012.
Pursuant to a permanent exemption granted under the Dodd-Frank Act for smaller reporting companies, the Company is not required to include an attestation report from the Company's public accounting firm with respect to management's assessment of the effectiveness of the Company's internal control over financial reporting.

/s/ STEPHEN M. BIANCHI	/s/ BRENT R. OLTHOFF
Stephen M. Bianchi President and Chief Executive Officer	Brent R. Olthoff Senior Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2012. HF Financial Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 24, the Company adopted the provisions of Accounting Standards Codification 350, Intangibles - Goodwill and Other, which provide for the application of qualitative assessment of goodwill for impairment considerations.
We also have audited, in accordance with attestation standards established by the American Institute of Certified Public Accountants, HF Financial Corp.'s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 17, 2012 expressed an unqualified opinion.

Sioux Falls, South Dakota
September 17, 2012

INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited management's assertion, included in the accompanying Management Report, that HF Financial Corp. maintained effective internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HF Financial Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on management's assertion based on our audit.

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

An entity's internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of HF Financial Corp.'s internal control over financial reporting included controls over the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America and with the instruction to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). An entity's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that HF Financial Corp. maintained effective internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with the instructions for regulatory reporting in conformity with the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of June 30, 2012 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of HF Financial Corp. as of June 30, 2012, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended and our report dated September 17, 2012, expressed an unqualified opinion on those financial statements.

Sioux Falls, South Dakota
September 17, 2012

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

	2012	2011
ASSETS
Cash and cash equivalents	$50,334	$55,617
Securities available for sale (Note 2)	373,246	234,860
Correspondent bank stock (Note 7)	7,843	8,065
Loans held for sale (Note 3)	16,207	11,991
Loans and leases receivable, net (Note 3)	673,138	811,178
Accrued interest receivable	5,431	7,607
Office properties and equipment, net of accumulated depreciation (Note 5)	14,760	14,969
Foreclosed real estate and other properties	1,627	712
Cash value of life insurance	19,276	15,704
Servicing rights, net (Note 4)	11,932	12,952
Goodwill, net	4,366	4,366
Other assets (Note 10)	14,431	15,492
	$1,192,591	$1,193,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits (Note 6)	$893,859	$893,157
Advances from Federal Home Loan Bank and other borrowings (Note 7)	142,394	147,395
Subordinated debentures payable to trusts (Note 8)	27,837	27,837
Advances by borrowers for taxes and insurance	12,708	11,587
Accrued expenses and other liabilities (Note 14)	18,977	19,091
Total liabilities	1,095,775	1,099,067
Stockholders' equity (Notes 11, 12 and 13)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,125,751 and 9,057,727 shares issued at June 30, 2012 and 2011, respectively	91	91
Additional paid-in capital	45,673	45,116
Retained earnings, substantially restricted	83,571	81,554
Accumulated other comprehensive (loss), net of related deferred tax effect (Note 17)	(1,622)	(1,418)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at June 30, 2012 and 2011, respectively	(30,897)	(30,897)
	96,816	94,446
	$1,192,591	$1,193,513

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(DOLLARS IN THOUSANDS, except share data)

	2012	2011	2010
Interest, dividend and loan fee income:
Loans and leases receivable	$42,283	$48,557	$49,658
Investment securities and interest-bearing deposits	4,928	5,854	7,696
	47,211	54,411	57,354
Interest expense:
Deposits	7,228	9,572	12,303
Advances from Federal Home Loan Bank and other borrowings	6,335	7,505	8,378
	13,563	17,077	20,681
Net interest income	33,648	37,334	36,673
Provision for losses on loans and leases	1,770	8,616	2,950
Net interest income after provision for losses on loans and leases	31,878	28,718	33,723
Noninterest income:
Fees on deposits	6,015	6,154	5,624
Loan servicing income, net	603	1,576	2,042
Gain on sale of loans	2,664	2,845	1,841
Earnings on cash value of life insurance	683	667	652
Trust income	736	666	820
Commission and insurance income	765	754	563
Gain (loss) on sale of securities, net	1,490	(3,602)	1,853
Loss on disposal of closed-branch fixed assets	(473)	—	—
Total other-than-temporary impairment losses	—	(399)	(2,223)
Portion of loss recognized in other comprehensive income	—	(150)	(460)
Net impairment losses recognized in earnings	—	(549)	(2,683)
Other	412	363	302
	12,895	8,874	11,014
Noninterest expense:
Compensation and employee benefits	20,478	21,823	20,710
Occupancy and equipment	4,912	4,602	4,479
FDIC insurance	1,048	1,473	1,321
Check and data processing expense	2,928	2,855	2,750
Professional fees	3,198	2,356	1,798
Marketing and community investment	1,455	1,270	1,716
Foreclosed real estate and other properties, net	146	208	223
Goodwill impairment	—	—	585
Other	2,950	2,557	2,454
	37,115	37,144	36,036
Income before income taxes	7,658	448	8,701
Income tax (benefit) expense (Note 10)	2,493	(231)	2,956
Net income	$5,165	$679	$5,745
Basic earnings per common share (Note 13):	$0.74	$0.10	$1.00
Diluted earnings per common share (Note 13):	0.74	0.10	1.00
Dividend declared per common share	0.45	0.45	0.45

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(DOLLARS IN THOUSANDS, except share data)

	Common Stock	Common Stock Subscribed	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, June 30, 2009	$61	$224	$—	$22,911	$80,735	$(4,359)	$(30,897)	$68,675
Comprehensive income
Net income	—	—	—	—	5,745	—	—	5,745
Net changes in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	—	1,217	—	1,217
Net unrealized gain on defined benefit plan, net of deferred taxes	—	—	—	—	—	1,201	—	1,201
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(1,324)	—	(1,324)
Comprehensive income								6,839
Issuance of common stock and exercise of stock options (Note 16)	29	(224)	—	20,912	—	—	—	20,717
Cash dividends paid on common stock	—	—	—	—	(2,469)	—	—	(2,469)
Amortization of stock-based compensation	—	—	—	673	—	—	—	673
Balance, June 30, 2010	90	—	—	44,496	84,011	(3,265)	(30,897)	94,435
Comprehensive income
Net income	—	—	—	—	679	—	—	679
Net changes in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	—	2,302	—	2,302
Net unrealized gain on defined benefit plan, net of deferred taxes	—	—	—	—	—	132	—	132
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(587)	—	(587)
Comprehensive income								2,526
Issuance of common stock and exercise of stock options (Note 16)	1	—	—	139	—	—	—	140
Cash dividends paid on common stock	—	—	—	—	(3,136)	—	—	(3,136)
Amortization of stock-based compensation	—	—	—	481	—	—	—	481
Balance, June 30, 2011	91	—	—	45,116	81,554	(1,418)	(30,897)	94,446
Comprehensive income
Net income	—	—	—	—	5,165	—	—	5,165
Net changes in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	—	951	—	951
Net unrealized losses on defined benefit plan, net of deferred taxes	—	—	—	—	—	(764)	—	(764)
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	—	(391)	—	(391)
Comprehensive income								4,961
Issuance of common stock and exercise of stock options (Note 16)	—	—	—	174	—	—	—	174
Cash dividends paid on common stock	—	—	—	—	(3,148)	—	—	(3,148)
Amortization of stock-based compensation	—	—	—	383	—	—	—	383
Balance, June 30, 2012	$91	$—	$—	$45,673	$83,571	$(1,622)	$(30,897)	$96,816

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(DOLLARS IN THOUSANDS, except share data)

	2012	2011	2010
Cash Flows From Operating Activities
Net income	$5,165	$679	$5,745
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for losses on loans and leases	1,770	8,616	2,950
Provision for allowance on servicing rights	888	—	—
Depreciation	1,801	1,916	1,994
Goodwill impairment	—	—	585
Amortization of discounts and premiums on securities and other	6,083	5,224	3,669
Stock based compensation	383	481	673
Deferred income taxes (credits)	1,483	(2,233)	(630)
Net change in loans held for resale	(1,552)	16,141	(8,565)
(Gain) on sale of loans	(2,664)	(2,845)	(1,841)
Realized (gain) loss on sale of securities, net	(1,490)	3,602	(1,853)
Other-than-temporary impairments recognized in non-interest income	—	549	2,683
Losses and provision-for-losses on sales of foreclosed real estate and other properties, net	(108)	52	1
Loss on disposal of office properties and equipment, net	501	—	4
Change in other assets and liabilities (Note 20)	(2,189)	1,285	(10,404)
Net cash provided by (used in) operating activities	10,071	33,467	(4,989)
Cash Flows From Investing Activities
Net change in loans outstanding	133,532	42,158	(23,438)
Securities available for sale
Sales, maturities and repayments	140,114	148,174	124,142
Purchases	(279,480)	(122,243)	(166,688)
Purchase of correspondent bank stock	(998)	(5,774)	(6,590)
Redemption of correspondent bank stock	1,220	8,043	8,732
Proceeds from sale of office properties and equipment	115	—	2,048
Purchase of office properties and equipment	(2,208)	(1,912)	(2,102)
Purchase of cash value of life insurance	(3,000)	—	—
Purchase of servicing rights from external sources	(473)	(768)	(1,402)
Proceeds from sale of foreclosed real estate and other properties	1,976	967	526
Net cash provided by (used in) investment activities	(9,202)	68,645	(64,772)
Cash Flows From Financing Activities
Net increase (decrease) in deposit accounts	702	(21,107)	76,396
Proceeds of advances from Federal Home Loan Bank and other borrowings	80,234	617,876	1,752,730
Payments on advances from Federal Home Loan Bank and other borrowings	(85,235)	(661,200)	(1,774,880)
Increase (decrease) in advances by borrowers	1,121	127	(439)
Proceeds from issuance of common stock	174	140	20,717
Cash dividends paid	(3,148)	(3,136)	(2,469)
Net cash provided by (used in) financing activities	(6,152)	(67,300)	72,055
Increase (decrease) in cash and cash equivalents	(5,283)	34,812	2,294
Cash and Cash Equivalents
Beginning	55,617	20,805	18,511
Ending	$50,334	$55,617	$20,805

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011
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
Basis of Financial Statement Presentation and Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the fiscal year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan and lease losses, self-insurance, security impairment and servicing rights. Management has evaluated subsequent events for potential disclosure or recognition through September 17, 2012, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Level 3 Fair Value Measurement
Generally Accepted Accounting Principles ("GAAP") requires the Company to measure the fair value of financial instruments under a standard which describes three levels of inputs that are used to measure fair value. Level 3 measurement includes significant unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in valuing an asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Although management believes that it uses a best estimate of information available to determine fair value, due to the uncertainty of future events, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity's method for monitoring and assessing credit risk. Residential and Consumer loan portfolio segments include classes of one-to- four family, construction, consumer direct, consumer home equity, consumer overdraft and reserves, and consumer indirect. Commercial, Commercial Real Estate and Agriculture loan portfolio segments include the classes of commercial business, equipment finance leases, commercial real estate, multi-family real estate, construction, agricultural business, and agricultural real estate.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Specific valuation allowances are established based on the Company's analysis of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and as required establishes a

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

specific valuation allowance for that amount. The Company applies this classification as necessary to loans individually evaluated for impairment in the loan portfolio segments of commercial, commercial real estate and agricultural loans. Smaller balance homogeneous loans are evaluated for impairment on a collective rather than an individual basis. The Company generally measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows is less than the recorded investment in the loan.
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
In order to determine their overall adequacy, each loan portfolio segment respective loan loss allowance is reviewed

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Loan Servicing
The cost allocated to servicing rights purchased or retained has been recognized as a separate asset, is initially measured at fair value, and is being amortized in proportion to and over the period of estimated net servicing income. Servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights are stratified by one or more predominant risk characteristics of the underlying loans. The Bank stratifies its capitalized servicing rights based on loan type. The Company performs quarterly testing to determine if loan servicing rights purchased and retained servicing rights are impaired. As of June 30, 2012, $888 was determined to be impaired and a valuation allowance was recorded. As of June 30, 2011, there was no impairment to loan servicing rights purchased and retained servicing rights.
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
Commission and Insurance Income
Commission and insurance revenues are derived from the sales of financial and insurance products, including acting as an independent agent to provide life, long-term care, and disability insurance for individuals and hail and multi-peril crop insurance for agricultural customers.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
Goodwill is the difference between the purchase price and the amounts assigned to the net assets acquired and accounted for under the purchase method of accounting.
On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The Company has the option, when each test of recoverability is performed, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then additional analysis is unnecessary. If the Company concludes otherwise, then a two-step impairment analysis, whereby the Company compares the carrying value of each identified reporting unit to its fair value, is required. The first step is to quantitatively determine if the carrying value of the reporting unit is greater than its fair value. If the Company determines that this is true, the second step is required, where the implied fair value of goodwill is compared to its carrying value.
In fiscal 2012, goodwill testing did not result in recording of an impaired amount. In fiscal 2010, it was determined that the goodwill associated with the acquisition of the leasing division was impaired, and the Company wrote-off the amount of goodwill associated with this acquisition of $585. As of June 30, 2012 and 2011, there was no impairment with respect to goodwill for the remaining amount of $4,366.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

owed such as the timing of reversal of temporary differences and current financial accounting standards. Actual results could differ from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.
Marketing and Community Development
Marketing and community development costs are generally expensed as incurred and are included as noninterest expenses on the consolidated statements of income. Advertising costs, which are included within this total, were $926, $1,008, and $1,023 for the periods ended June 30, 2012, 2011 and 2010, respectively. Prepaid advertising costs at June 30, 2012 and 2011 totaled $41 and $35, respectively.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Banking	Other	Total
2012
Net interest income (expense)	$35,420	$(1,772)	$33,648
Provision for losses on loans and leases	(1,770)	—	(1,770)
Noninterest income	12,513	382	12,895
Intersegment noninterest income	(296)	30	(266)
Noninterest expense	(34,117)	(2,998)	(37,115)
Intersegment noninterest expense	—	266	266
Income (loss) before income taxes	$11,750	$(4,092)	$7,658
Total assets	$1,177,687	$14,904	$1,192,591
2011
Net interest income (expense)	$39,117	$(1,783)	$37,334
Provision for losses on loans and leases	(8,616)	—	(8,616)
Noninterest income	8,377	497	8,874
Intersegment noninterest income	(286)	26	(260)
Noninterest expense	(35,269)	(1,875)	(37,144)
Intersegment noninterest expense	—	260	260
Income (loss) before income taxes	$3,323	$(2,875)	$448
Total assets	$1,181,285	$12,228	$1,193,513
2010
Net interest income (expense)	$38,540	$(1,867)	$36,673
Provision for losses on loans and leases	(2,950)	—	(2,950)
Noninterest income	9,694	1,320	11,014
Intersegment noninterest income	(148)	(101)	(249)
Noninterest expense	(34,461)	(1,575)	(36,036)
Intersegment noninterest expense	—	249	249
Income (loss) before income taxes	$10,675	$(1,974)	$8,701
Total assets	$1,238,075	$16,897	$1,254,972

Stock-based Compensation
The Company uses the Black-Scholes option-pricing model and the modified prospective method in which compensation cost is recognized for all awards granted as well as for the unvested portion of awards outstanding. See Note 16 for more information on the Company's stock option and incentive plans.
Self-insurance
The Company has a self-insured health plan for its employees, subject to certain limits. The Bank is named the plan administrator for this plan and has retained the services of an independent third party administrator to process claims and handle other duties for this plan. The third party administrator does not assume liability for benefits payable under this plan. To mitigate a portion of the risks involved with a self-insured health plan, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $75 per individual occurrence.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual. Net healthcare costs are inclusive of health claims expenses and administration fees offset by stop loss and employee reimbursement. The following table is a summary of net healthcare costs by quarter during fiscal years 2012, 2011 and 2010.

	2012	2011	2010
Quarter ended September 30	$445	$587	$748
Quarter ended December 31	451	483	311
Quarter ended March 31	438	451	486
Quarter ended June 30	495	461	602
Net healthcare costs	$1,829	$1,982	$2,147

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
Derivative instruments are recorded on the Consolidated Statements of Financial Condition as Other assets or Accrued expenses or Other liabilities measured at fair value through adjustments to either accumulated other comprehensive income within stockholders' equity or within net income. Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Recent Accounting Pronouncements
In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement” (ASC Topic 820). This update results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company has adopted this update at January 1, 2012 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.
In June 2011, FASB issued ASU 2011-05 "Comprehensive Income" (ASC Topic 220). This updated requires the presentation of comprehensive income in financial statements. An entity has the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. The Company anticipates to adopt this update in the first quarter of fiscal 2013 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.
In September 2011, FASB issued ASU 2011-08 “Intangibles - Goodwill and Other” (ASC Topic 350). The objective of this update is to simplify how entities test goodwill for impairment. This update adds a qualitative analysis to step one of the two-step process, which enables the Company to qualitatively determine if it is more likely than not that goodwill impairment exists, and if not, skip step two in determination of the amount of goodwill impairment.  The Company adopted this update effective in the fourth quarter of fiscal 2012 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

In December 2011, FASB issued ASU 2011-11 “Balance Sheet” (ASC Topic 210), disclosures about offsetting assets and liabilities. This update affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. The guidance is effective for annual periods beginning January 1, 2013 and the interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company anticipates to adopt this update in the first quarter of fiscal 2014 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flow.

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
During fiscal 2012, FASB issued several ASUs: ASU No. 2011-08 through ASU No. 2011-12. Except for those ASUs mentioned above, the remaining ASUs issued entail technical corrections or clarifications to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
Certain balances from June 30, 2011 and 2010 have been reclassified in the Notes to Consolidated Financial Statements to conform to the fiscal 2012 presentation.

NOTE 2—INVESTMENTS IN SECURITIES
The amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are as follows:

	June 30, 2012
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$2,008	$—	$2,008	$7	$—	$2,015
Municipal bonds	9,659	—	9,659	324	(3)	9,980
	11,667	—	11,667	331	(3)	11,995
Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	3	—	10
Other investments	253	—	253	—	—	253
	268	(8)	260	3	—	263
Agency residential mortgage-backed securities	357,030	—	357,030	4,461	(503)	360,988
	$368,965	$(8)	$368,957	$4,795	$(506)	$373,246

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
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
The following tables present the fair value and age of gross unrealized losses by investment category:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
Municipal bonds	$1,068	$(3)	$—	$—	$1,068	$(3)
	1,068	(3)	—	—	1,068	(3)
Agency residential mortgage-backed securities	98,481	(501)	352	(2)	98,833	(503)
	$99,549	$(504)	$352	$(2)	$99,901	$(506)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
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

The unrealized losses reported for municipal bonds relate to eight municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of June 30, 2012, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 40 securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of June 30, 2012, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
During the fourth quarter of fiscal 2011, the Company sold the six pooled trust preferred securities which attributed to $5,355 of unrealized losses recorded at June 30, 2010. Rating downgrades regarding those investments had occurred placing each in a below investment grade rating in 2009. The securities had an amortized cost of $6,931 rated Ca and $1,271 rated C at March 31, 2011. The market for these securities remained inactive. The Company performed assessments of available information for each security during fiscal year 2011, and also considered factors such as overall deal structure and its position within the structure, quality of underlying issuers within each pool, defaults and recoveries, loss severities and prepayments. Based upon scenarios developed in regard to this information, management compared the present value of best estimates of cash flows expected to be collected from each security at the security's effective interest rate to the amortized cost basis of each security. Management utilized the security's original discount margin at the time of purchase based upon the purchase price. The discount margin was then added to the appropriate 3-Month LIBOR spot rate obtained from the forward LIBOR curve used to project future principal and interest payments. For the fixed rate security, management utilized the security's effective interest rate. The difference between the present value of cash flows and the amortized cost basis was recorded as credit loss impairment and recognized in net income in the amount of $549 in fiscal year 2011. The amortized cost basis was reduced by the amount of credit loss. In May 2011, the Company received an unsolicited bid from a third party for all six pooled trust preferred securities. Management carefully examined the bid prices provided for the securities, and through further market research noticed recent additional transactional activity for these classes of securities demonstrating some strengthening in market prices, although remaining a relatively inactive market historically. Management was not required by any regulatory body to sell the securities. The Company subsequently sought additional bids from the marketplace in June 2011, which improved upon the initial unsolicited bid prices, and completed the sale transactions prior to quarter end. The sales produced an after-tax charge of $3,905 to net income. Because the Company had previously established valuation adjustments of $3,347 for

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES (Continued)

these securities on the balance sheet, the impact of the sale transactions to comprehensive income was minimal.
The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charge to net income:

	Years ended June 30,
	2012	2011	2010
Beginning balance of credit losses on securities held as of July 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$3,088	$405
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—	71
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—	549	2,612
Sale of securities which previously had recorded a credit loss for other-than-temporary impairment	—	(3,629)	—
Ending balance of credit losses on securities held as of June 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8	$3,088
_____________________________________

(1)	Includes $8 of other-than-temporary impairment related to Fannie Mae common stock.
The amortized cost and fair value of debt securities as of June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$1,056	$1,065
Due after one year through five years	6,870	7,016
Due after five years through ten years	2,805	2,943
Due after ten years	936	971
	11,667	11,995
Agency residential mortgage-backed securities	357,030	360,988
	$368,697	$372,983

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.
Proceeds from the sale of securities available for sale in fiscal 2012 were $78,188 and resulted in gross gains and gross losses of $1,491 and $1, respectively. Proceeds from the sale of securities available for sale in fiscal 2011 were $84,276 and resulted in gross gains and gross losses of $2,698 and $6,300, respectively. Proceeds from the sale of securities available for sale in fiscal 2010 were $60,961 and resulted in gross gains and gross losses of $1,969 and $116, respectively.
At June 30, 2012, and 2011, securities with a fair value of $369,694 and $229,025, respectively, were pledged as collateral for public deposits, borrowing and other purposes.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments at June 30, consist of the following:

	2012	2011
Residential:
One-to four-family	$52,626	57,766
Construction	2,808	4,186
Commercial:
Commercial business (1)	79,069	104,227
Equipment finance leases	3,297	6,279
Commercial real estate:
Commercial real estate	225,341	219,800
Multi-family real estate	47,121	49,307
Construction	12,172	13,584
Agricultural:
Agricultural real estate	70,796	111,808
Agricultural business	84,314	138,818
Consumer:
Consumer direct	21,345	20,120
Consumer home equity	81,545	94,037
Consumer overdraft & reserve	3,038	3,426
Consumer indirect	232	2,135
Total (2)(3)	$683,704	$825,493
Less:
Allowance for loan and lease losses	(10,566)	(14,315)
	$673,138	$811,178
_____________________________________

(1)	Includes $2,262 and $2,377 tax exempt leases at June 30, 2012 and 2011, respectively

(2)	Exclusive of undisbursed portion of loans in process of $21,700 and $15,600, at June 30, 2012 and 2011, respectively.

(3)	Net of deferred loan fees of $553 and $574, at June 30, 2012 and 2011, respectively.

Loans held for sale totaling $16,207 at June 30, 2012, consist of one-to-four family fixed-rate loans. Loans held for sale totaling $11,991 at June 30, 2011, consist of $11,083 of one-to-four family fixed-rate loans and $908 of student loans.
On June 30, 2012, $80,161 of commercial and agricultural operating loans were pledged to secure potential discount window borrowings from the Federal Reserve Bank. Additionally, $371,258 of one-to-four family, commercial and agricultural real estate loans were pledged to secure potential borrowings from the Federal Home Loan Bank. See Note 7,“Advances from Federal Home Loan Bank and Other Borrowings,” for information on the advance equivalents related to the loans pledged.
The Company has granted loans to directors, executive officers or related interests in the normal course of business. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. The aggregate amount of loans to such related parties was approximately $1,666 and $2,417 at June 30, 2012, and 2011,

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

respectively. Activity in the allowance for loan losses included in continuing operations is summarized as follows for the fiscal years ended June 30:

	2012	2011	2010
Balance, beginning	$14,315	$9,575	$8,470
Provision charged to income	1,770	8,616	2,950
Charge-offs	(8,461)	(4,216)	(2,009)
Recoveries	2,942	340	164
Balance, ending	$10,566	$14,315	$9,575

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the fiscal years ended June 30:

	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
2012
Allowance for Credit Losses:
Balance at beginning of period	$333	$1,464	$1,683	$9,266	$1,569	$14,315
Charge-offs	(303)	(1,353)	(941)	(4,639)	(1,225)	(8,461)
Recoveries	13	242	549	1,999	139	2,942
Provisions	304	624	772	(2,133)	2,203	1,770
Balance at end of period	$347	$977	$2,063	$4,493	$2,686	$10,566

	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
2011
Allowance for Credit Losses:
Balance at beginning of period	$216	$2,558	$1,885	$3,633	$1,283	$9,575
Charge-offs	(53)	(1,057)	(69)	(1,885)	(1,152)	(4,216)
Recoveries	1	150	—	2	187	340
Provisions	169	(187)	(133)	7,516	1,251	8,616
Balance at end of period	$333	$1,464	$1,683	$9,266	$1,569	$14,315

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

The following tables summarize the related statement balances by portfolio segment at June 30:

	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
2012
Individually evaluated for impairment	$27	$—	$74	$1,988	$30	$2,119
Collectively evaluated for impairment	320	977	1,989	2,505	2,656	8,447
Allowance for loan and lease losses	$347	$977	$2,063	$4,493	$2,686	$10,566
Individually evaluated for impairment	$214	$1,813	$1,554	$12,964	$121	$16,666
Collectively evaluated for impairment	55,220	80,553	283,080	142,146	106,039	667,038
Loans and leases receivable	$55,434	$82,366	$284,634	$155,110	$106,160	$683,704

	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
2011
Individually evaluated for impairment	$28	$127	$272	$6,177	$34	$6,638
Collectively evaluated for impairment	305	1,337	1,411	3,089	1,535	7,677
Allowance for loan and lease losses	$333	$1,464	$1,683	$9,266	$1,569	$14,315
Individually evaluated for impairment	$338	$659	$784	$28,997	$178	$30,956
Collectively evaluated for impairment	61,614	109,847	281,907	221,629	119,540	794,537
Loans and leases receivable	$61,952	$110,506	$282,691	$250,626	$119,718	$825,493

Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For loans other than residential and consumer, the Company analyzes loans individually, by classifying the loans as to credit risk. This analysis includes non-term loans, regardless of balance and term loans with an outstanding balance greater than $100. Each loan is reviewed annually, at a minimum. Specific events applicable to the loan may trigger an additional review prior to its scheduled review, if such event is determined to possibly modify the risk classification. The summary of the analysis for the portfolio is calculated on a monthly basis. The Company uses the following definitions for risk ratings:
Pass—Loans classified as pass represent loans that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the pay capacity, the current net worth, and the value of the loan collateral of the obligor.
Special Mention—Loans classified as special mention possess potential weaknesses that require management attention, but do not yet warrant adverse classification. While the status of a loan put on this list may not technically trigger their classification as Substandard or Doubtful, it is considered a proactive way to identify potential issues and address them before

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

the situation deteriorates further and does result in a loss for the Company.
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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments at June 30:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	2012				2011
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$72,478	$2,596	$4,065	$—	$93,802	$1,344	$8,422	$659
Equipment finance leases	3,154	42	101	—	5,974	134	111	60
Commercial real estate:
Commercial real estate	209,647	67	16,817	—	211,120	4,437	3,459	784
Multi-family real estate	46,120	—	1,000	—	48,275	—	1,032	—
Construction	12,172	—	—	—	13,584	—	—	—
Agricultural:
Agricultural real estate	51,223	5,749	12,161	1,663	75,519	18,638	3,915	13,736
Agricultural business	78,941	2,496	2,748	141	102,005	20,435	3,673	12,705
	$473,735	$10,950	$36,892	$1,804	$550,279	$44,988	$20,612	$27,944

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	2012		2011
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$52,488	$138	$55,787	$1,979
Construction	2,808	—	4,186	—
Consumer:
Consumer direct	21,342	3	20,066	54
Consumer home equity	80,977	569	93,586	451
Consumer OD & reserves	3,038	—	3,426	—
Consumer indirect	230	2	2,093	42
	$160,883	$712	$179,144	$2,526

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances at June 30:

	Accruing and Nonaccruing Loans					Nonperforming Loans
2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current (2)	Recorded Investment > 90 Days and Accruing (1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$293	$57	$138	$488	$52,138	$107	$31	$138
Construction	—	—	—	—	2,808	—	—	—
Commercial:
Commercial business	576	2,214	817	3,607	75,462	—	1,813	1,813
Equipment finance leases	—	60	17	77	3,220	—	17	17
Commercial real estate:
Commercial real estate	1,077	117	426	1,620	223,721	—	1,254	1,254
Multi-family real estate	—	—	32	32	47,089	—	32	32
Construction	—	—	—	—	12,172	—	—	—
Agricultural:
Agricultural real estate	906	—	500	1,406	69,390	—	11,185	11,185
Agricultural business	981	—	79	1,060	83,254	—	1,169	1,169
Consumer:
Consumer direct	40	—	3	43	21,302	—	3	3
Consumer home equity	185	155	412	752	80,793	—	569	569
Consumer OD & reserve	2	—	—	2	3,036	—	—	—
Consumer indirect	10	—	2	12	220	—	2	2
Total	$4,070	$2,603	$2,426	$9,099	$674,605	$107	$16,075	$16,182

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

	Accruing and Nonaccruing Loans					Nonperforming Loans
2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current (2)	Recorded Investment > 90 Days and Accruing (1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$6	$137	$1,949	$2,092	$55,674	$113	$1,866	$1,979
Construction	—	—	—	—	4,186	—	—	—
Commercial:
Commercial business	875	—	736	1,611	102,616	214	687	901
Equipment finance leases	14	—	126	140	6,139	—	126	126
Commercial real estate:
Commercial real estate	1,696	154	801	2,651	217,149	56	784	840
Multi-family real estate	—	—	—	—	49,307	—	—	—
Construction	—	—	—	—	13,584	—	—	—
Agricultural:
Agricultural real estate	1,326	902	4,339	6,567	105,241	1,399	14,001	15,400
Agricultural business	246	806	8,012	9,064	129,754	3,855	12,839	16,694
Consumer:
Consumer direct	32	3	54	89	20,031	—	54	54
Consumer home equity	429	10	450	889	93,148	—	451	451
Consumer OD & reserve	8	1	—	9	3,417	—	—	—
Consumer indirect	25	2	37	64	2,071	6	36	42
Total	$4,657	$2,015	$16,504	$23,176	$802,317	$5,643	$30,844	$36,487
_____________________________________

(1)	Loans accruing which are delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

At June 30, 2012, the Bank had identified $16,666 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

The following table summarizes impaired loans by class of loans and the specific valuation allowance at June 30:

	2012			2011
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
Commercial business	$1,813	$1,815	$—	$440	$540	$—
Commercial real estate	1,112	1,112	—	145	145	—
Multi-family real estate	32	32	—	—	—	—
Agricultural real estate	3,957	3,957	—	1,130	1,130	—
Agricultural business	120	120	—	397	816	—
Consumer direct	—	—	—	55	54	—
	7,034	7,036	—	2,167	2,685	—
With an allowance recorded:
One-to four-family	214	214	27	338	338	28
Commercial business	—	—	—	219	439	127
Commercial real estate	410	443	74	639	639	272
Agricultural real estate	7,838	8,254	1,721	12,992	12,992	1,210
Agricultural business	1,049	1,049	267	14,478	14,478	4,967
Consumer home equity	121	121	30	123	123	34
	9,632	10,081	2,119	28,789	29,009	6,638
Total:
One-to four-family	214	214	27	338	338	28
Commercial business	1,813	1,815	—	659	979	127
Commercial real estate	1,522	1,555	74	784	784	272
Multi-family real estate	32	32	—	—	—	—
Agricultural real estate	11,795	12,211	1,721	14,122	14,122	1,210
Agricultural business	1,169	1,169	267	14,875	15,294	4,967
Consumer direct	—	—	—	55	54	—
Consumer home equity	121	121	30	123	123	34
	$16,666	$17,117	$2,119	$30,956	$31,694	$6,638
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the fiscal years ended June 30:

	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$346	$21	$338	$4
Commercial business	687	—	979	2
Commercial real estate	772	21	779	—
Multi-family real estate	13	—	—	—
Agricultural real estate	12,246	41	14,307	12
Agricultural business	7,823	—	15,321	35
Consumer direct	11	—	54	—
Consumer home equity	122	8	123	2
	$22,020	$91	$31,901	$55
No additional funds are committed to be advanced in connection with impaired loans.
Modifications of terms for the Company's loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve reduction of the interest rate or renewing at an interest rate below current market rates, extension of the term of the loan and/or forgiveness of principal, regardless of the period of the modification.
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During the 12-month period ended June 30, 2012, two commercial real estate and two agricultural real estate TDRs were evaluated for impairment based upon collateral value, while one commercial real estate and one agricultural real estate TDR were evaluated for impairment based upon the present value of discounted cash flows.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 3—LOANS AND LEASES RECEIVABLE (Continued)

The following is a summary of our performing troubled debt restructurings which are in-compliance with their modified terms at June 30:

2012	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	1	$216	$214
Commercial real estate	3	544	442
Agricultural	8	12,191	11,649
Consumer	3	123	121
	15	$13,074	$12,426

2011	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Residential	2	$41	$41
Agricultural	9	15,423	13,151
Consumer	3	366	358
	14	$15,830	$13,550
_____________________________________

(1)	Includes eight customers, which are in compliance with their restructure terms, that are not accruing interest and have a recorded investment balance of $11,213.
Excluded from above, the Company currently has one agricultural relationship with a recorded balance of $117 at June 30, 2012, that was originally restructured in fiscal 2011 which is not in compliance with its restructured terms and is in nonaccrual status. At June 30, 2011, the Company had one commercial business loan with a recorded balance of $75, which was not in compliance with its restructured terms. It was in nonaccrual status at the time of the original restructuring in fiscal 2011. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.
During the year ended June 30, 2012, six borrower relationships were classified as new troubled debt restructures (TDR). Three agricultural loan relationships were added to the TDR loan classification due to loan maturity extensions that did not reduce interest rates below market rates, but revised payments and revised the maturity schedules. Three commercial real estate loan relationships were added to the TDR loan classification due to loan maturity extensions that did not reduce interest rates below market rates, but reduced payments and set a new maturity schedule. The TDRs initiated in fiscal 2012 had recorded balances of $3,064 and $442 related to agricultural and commercial real estate loans, respectively, at June 30, 2012.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 4—LOAN SERVICING
Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

	2012	2011	2010
Mortgage servicing rights, beginning	$12,952	$12,733	$11,768
Additions	1,938	2,219	2,477
Amortization (1)	(2,070)	(2,000)	(1,512)
Mortgage servicing rights, ending	12,820	12,952	12,733

Valuation allowance, beginning	—	—	—
Additions (1)	(888)	—	—
Valuation allowance, ending	(888)	—	—

Mortgage servicing rights, net	$11,932	$12,952	$12,733

Servicing fees received	$3,561	$3,576	$3,554
Balance of loans serviced at:
Beginning of period	1,199,059	1,138,793	1,046,600
End of period	1,187,900	1,199,059	1,138,793
_____________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were approximately $11,619 and $10,498, at June 30, 2012, and 2011, respectively.
The fair values of mortgage servicing rights were $11,932 and $15,396, at June 30, 2012, and 2011, respectively. The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 9% at June 30, 2012, and 2011, respectively. Prepayment speeds calculated at June 30, 2012 and June 30, 2011 were 16.1% and 10.3%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter. Prepayment speeds are analyzed and adjusted each quarter.

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

	2012	2011
Land	$3,321	$3,066
Buildings and improvements	19,011	18,839
Leasehold improvements	2,149	2,864
Furniture, fixtures, equipment and automobile	20,387	19,942
	44,868	44,711
Less accumulated depreciation and amortization	(30,108)	(29,742)
	$14,760	$14,969

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT (Continued)

The Company leases office equipment, which requires minimum rentals totaling $7 through May 2013. The Company incurred rent expense of $1,702, $1,140 and $973, for fiscal years 2012, 2011 and 2010, respectively. Fiscal 2012 rent expense included accelerated lease termination obligations of $550 due to branch closures. In addition, the Company has leased property under various operating lease agreements, which expire at various times.
The total rental commitments at June 30, 2012, under the leases are as follows:

2013	$895
2014	812
2015	710
2016	613
2017	481
Thereafter	2,842
$6,353

NOTE 6—DEPOSITS
Deposits at June 30 consist of the following:

	2012	2011
Noninterest bearing checking accounts	$146,963	$132,389
Interest bearing accounts	138,075	113,367
Money market accounts	210,298	197,624
Savings accounts	121,092	84,449
In-market certificates of deposit	265,009	349,606
Out-of-market certificates of deposit	12,422	15,722
	$893,859	$893,157

Scheduled maturities of certificates of deposit are as follows:

	Amount	Weighted Average Rate
Maturing in fiscal year:
2013	$130,327	1.07%
2014	78,470	1.35%
2015	31,418	1.88%
2016	10,715	2.13%
2017	25,188	1.96%
Thereafter	1,313	2.67%
	$277,431	1.37%

As a result of the Dodd-Frank Act, all deposit accounts are permanently insured up to $250 by the Deposit Insurance Fund (DIF) under management of the Federal Deposit Insurance Corporation (FDIC). Prior to enactment of the legislation in

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 6—DEPOSITS (Continued)

2010, only IRA deposit accounts were permanently insured up to $250 and the coverage of $250 for all other deposit accounts was temporary until December 2013. The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $131,584 and $185,318 at June 30, 2012, and 2011, respectively. Deposits at June 30, 2012, and 2011 include $113,333 and $96,531, respectively, of deposits from one local governmental entity, the majority of which are savings account balances.
The Company has deposits from directors, executive officers or related interests in the normal course of business. These deposits are substantially at the same terms and rates for comparable transactions with other unrelated customers. The aggregate amount of deposits from such related parties was approximately $952 and $952 at June 30, 2012, and 2011.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of Des Moines (FHLB) and other borrowings at June 30 are summarized as follows:

	2012	2011
Overnight federal funds purchased	$—	$—
Range for fixed-rate advances (with rates ranging from 0.93% to 4.21%)	142,100	147,100
Other borrowings(1)(2)	294	295
	$142,394	$147,395
_____________________________________

(1)
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4,000 with no funds advanced at June 30, 2012. The Company has pledged 100% of bank stock as collateral for this line of credit.

(2)
The Bank is a participating lender in the South Dakota Housing Development Authority program for flood victims in the north-eastern part of the state of South Dakota, as of May 2007. The money is provided to the Bank at a zero percent interest rate to be used in making loans to such flood victims. This is a revolving line of credit, in which the participating lender may borrow, prepay and re-borrow for a term of 10 years. The outstanding balances at June 30, 2012, and 2011 were $294 and $295, respectively.

Aggregate maturities of advances from FHLB and other borrowings, computed based upon contractual maturity date, are as follows:

	Amount	Weighted Average Rate
Maturing in fiscal year:
2013	$15,000	2.50%
2014	31,800	2.55
2015	27,000	3.00
2016	14,800	2.55
2017	294	—
Thereafter	53,500	3.47
	$142,394	2.97%

Prepayment of convertible, or callable, advances results in a prepayment fee as negotiated between the Bank and the FHLB. Convertible advances without a strike rate are subject to be called at the FHLB's discretion. Convertible advances tied to LIBOR strike rates may only be called if the three-month LIBOR rate is equal to or greater than the indicated strike rate.
Advances with the FHLB are secured by stock in the FHLB, which is comprised of membership stock and activity-based stock. The membership stock requirement is based on a percentage of total assets as of the preceding December 31. At June 30, 2012, and 2011, the Bank held $1,469 and $1,469, respectively, in membership stock. The activity-based stock requirement is based on 4.45% of advances outstanding. At June 30, 2012, and 2011, the Bank held $6,323 and $6,596, respectively, in activity-based stock.
In addition, advances with the FHLB are secured by one-to four-family first mortgage loans, multi-family first mortgage loans and investment securities. In order to provide additional borrowing collateral, commercial real estate first mortgage loans, agricultural real estate first mortgage loans, home equity line of credit loans and home equity second mortgage loans have also

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS (Continued)

been pledged with the FHLB. At June 30, 2012, the Bank had total collateral with the FHLB of $407,416, of which $262,038 was available for additional borrowing. At June 30, 2011, the Bank had total collateral with the FHLB of $289,992, of which $142,892 was available for additional borrowing.
Advances with the Federal Reserve Bank are secured by commercial and agricultural business loans. At June 30, 2012, the Bank had total collateral with the Federal Reserve Bank of $55,705 of which $55,705 was available for borrowing.
The Bank currently has a $15,000 unsecured line of federal funds with First Tennessee Bank, NA, which did not have an outstanding balance at June 30, 2012 and 2011. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Bank currently has a $20,000 unsecured line of federal funds with Zions Bank, which did not have an outstanding balance at June 30, 2012 and 2011. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Company has a line of credit for $4,000 with United Bankers' Bank for liquidity needs, which was renewed on October 1, 2011. At June 30, 2012, there are no outstanding advances under this Loan Agreement and the note has a maturity of October 1, 2012. In connection with entering into the Loan Agreement, the Company also entered into a Commercial Pledge Agreement with the Lender, granting the Lender a first security interest in 100% of the stock of the Bank. The Loan Agreement contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at June 30, 2012.
NOTE 8—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS
The Company has issued and outstanding 27,000 shares totaling $27,000 of Company Obligated Mandatorily Redeemable Preferred Securities. These four Trusts were established and exist for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole assets of the four Trusts. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.65% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond the respective maturity date. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital services have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for three of the four securities as the call option date has passed. The remaining security of $5,000 has a call option date of October 1, 2012. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's capital stock.

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
The Company has outstanding interest rate swap agreements with notional amounts totaling $27,000 to convert four variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 2.5 years and have fixed rates ranging from 5.68% to 6.91% with a weighted average rate of 6.12%. The fair value of the derivatives was an unrealized loss of $2,064 at June 30, 2012 and an unrealized loss of $1,810 at June 30, 2011. The Company also has two forward-starting interest rate swap agreements totaling $7,000, which will replace the existing swap agreements upon their expiration. The agreements have a weighted average effective date of 0.3 years, a weighted average maturity date, once effective, of 4.1 years, and have fixed rates ranging from 5.95% to 6.58% with a weighted average rate of 6.13%. The fair value of the derivatives was an unrealized loss of $922 at June 30, 2012 and an unrealized loss of $382 at June 30, 2011. The Company pledged $2,964 in cash under collateral arrangements as of June 30, 2012, to satisfy collateral requirements

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 9—INTEREST RATE CONTRACTS (Continued)

associated with these interest rate swap contracts.

The Company has outstanding five interest rate swap agreements with notional amounts totaling $35,000 to convert the variable-rate attributes of a pool of deposits into fixed-rate instruments. The agreements have a weighted average maturity of 1.9 years and have fixed rates ranging from 2.09% to 2.56% with a weighted average rate of 2.36%. The fair value of the agreements was an unrealized loss of $1,547 at June 30, 2012 and an unrealized loss of $1,654 at June 30, 2011. The Company pledged $2,479 in investment securities under collateral arrangements as of June 30, 2012, to satisfy collateral requirements associated with these interest rate swap contracts.

The Company has outstanding one borrower interest rate swap agreement with a notional amount totaling $1,342 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.  The swap positions are offset to minimize the potential impact on the Company's financial statements.  The fair value of these derivatives were an unrealized gain of $65 reported in other assets and an unrealized loss of $65 reported as accrued expenses and other liabilities at June 30, 2012. At June 30, 2011, the fair value of these derivatives were an unrealized gain of $31 reported in other assets and an unrealized loss of $31 reported as accrued expenses and other liabilities. The derivatives had no impact on the consolidated statements of income for the fiscal years ended June 30, 2012 and 2011. Any amounts due to the Company are expected to be collected from the borrower.  Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible.  Management monitors this credit exposure on a quarterly basis.
No gain or loss was recognized in net income for the fiscal years 2012 and 2011 related to interest rate swaps. No deferred net losses on interest rate swaps in other comprehensive loss as of June 30, 2012, are expected to be reclassified into net income during the next twelve months. See Note 17 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized as of June 30, 2012.

			Estimated Fair Value

	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	1,342	65	—
Cash flow hedge	Accrued expenses and other liabilities	69,000	—	(4,533)
Non-designated derivatives	Accrued expenses and other liabilities	1,342	—	(65)
		$71,684	$65	$(4,598)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 9—INTEREST RATE CONTRACTS (Continued)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of June 30, 2012.

				Weighted Average Rate
	Notional Value	Average Maturity (years)	Fair Value (Loss)
				Receive	Pay
Liability conversion swaps	$69,000	2.3	$(4,533)	1.30%	4.00%
Back-to-back customer interest rate swaps	2,684	9.8	—	4.16	4.16
	$71,684		$(4,533)

NOTE 10—INCOME TAX MATTERS
The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. The Bank is allowed bad debt deductions based on actual charge-offs.
The consolidated provision for income taxes from continuing operations consists of the following for the years ended June 30:

	2012	2011	2010
Current
Federal	$457	$1,757	$2,984
State	553	245	602
Deferred expense	1,483	(2,233)	(630)
	$2,493	$(231)	$2,956

Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in tax expense are as follows:

	2012	2011	2010
Computed "expected" tax expense	$2,680	$157	$3,045
Increase (decrease) in income taxes resulting from tax exempt income	(279)	(345)	(408)
State taxes, net of federal benefit	295	391	470
Increase in cash surrender value of life insurance	(200)	(196)	(193)
Benefit of income taxed at lower rates	(58)	17	(69)
Other, net	55	(255)	111
	$2,493	$(231)	$2,956

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 10—INCOME TAX MATTERS (Continued)

The components of the net deferred tax asset as of June 30 are as follows:

	2012	2011
Deferred tax assets
Allowance for loan and lease losses	$3,832	$5,254
Cash flow hedges	1,603	1,374
Accrued expenses	546	686
Pension cost	828	360
Other	495	446
	7,304	8,120
Less valuation allowance	—	—
	7,304	8,120
Deferred tax liabilities
Net unrealized gain on securities available for sale	1,630	1,047
Defined benefit pension plan	482	572
Property and equipment	577	356
Mortgage servicing rights	540	838
Other assets	420	254
Other	122	151
	3,771	3,218
	$3,533	$4,902

Retained earnings at June 30, 2012 and 2011, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.
The Company had no unrecognized tax benefits as of June 30, 2012 and 2011. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2012 and 2011, and had no accrued interest and penalties on the balance sheet as of June 30, 2012 and 2011. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of June 30, 2012, and 2011, that the Bank meets all capital adequacy requirements to which it is subject.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 11—REGULATORY CAPITAL (Continued)

As of June 30, 2012, the Bank met the regulatory criteria for being considered a "well capitalized" institution. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have unfavorably changed the Bank's category.
The following table summarizes the Bank's compliance with its regulatory capital requirements at June 30:

	Actual		Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
2012
Tier I (core) capital (to adjusted total assets)	$113,776	9.66%	$47,128	4.00%	$58,910	5.00%
Total risk-based capital (to risk-weighted assets)	123,461	15.87%	62,240	8.00%	77,800	10.00%
Tangible capital (to tangible assets)	113,776	9.66%	17,673	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	113,776	14.62%	N/A	N/A	46,680	6.00%
2011
Tier I (core) capital (to adjusted total assets)	$111,575	9.44%	$47,282	4.00%	$59,102	5.00%
Total risk-based capital (to risk-weighted assets)	119,193	13.28%	71,791	8.00%	89,739	10.00%
Tangible capital (to tangible assets)	111,575	9.44%	17,731	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	111,575	12.43%	N/A	N/A	53,844	6.00%

NOTE 12—STOCKHOLDERS' EQUITY
The Company previously had in effect a publicly announced stock buy-back program in which up to 10% of the common stock of the Company outstanding on a stated date could be acquired within a year. In conjunction with the Company's participation in the U.S. Treasury Department's Capital Purchase Program in November 2008, the Company's Board of Directors terminated the stock buy-back program. Pursuant to a series of stock buy-back programs initiated by the Company from 1996 to 2008, the Company purchased an aggregate of 2.08 million shares of its common stock.
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
A federal savings association proposing to make a capital distribution is required to submit an application to the OCC if: (1) the association does not qualify for expedited treatment pursuant to criteria set forth in OCC regulations; (2) the total amount of all of the association's capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years; (3) the association would not be at least adequately capitalized following the distribution; or (4) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OCC or violate a condition imposed on the association in an application or notice approved by the OCC.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
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

During the second quarter of fiscal 2010, the Company issued 2.875 million shares of its common stock at a public offering price of $8.00 per share, for gross proceeds of $23,000. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses totaled approximately $20,667. Per share earnings calculations for fiscal 2010 were based on a diluted weighted average shares outstanding of 5.77 million shares compared to 7.00 million shares and 6.97 million shares in the comparable periods in fiscal 2012 and fiscal 2011, respectively.
On July 30, 2012, the Board of Directors declared a $0.1125 per share dividend payable on August 17, 2012, to shareholders of record as of August 10, 2012. This cash dividend has not been reflected in the consolidated financial statements.

NOTE 13—EARNINGS PER SHARE
A reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the fiscal years ended June 30:

	2012	2011	2010
Net income	$5,165	$679	$5,745
Basic EPS:
Weighted average number of common shares outstanding	6,995,276	6,967,538	5,768,095
Earnings per common share	$0.74	$0.10	$1.00
Diluted EPS:
Weighted average number of common shares outstanding	6,995,276	6,967,538	5,768,095
Common share equivalents—stock options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	1,471	2,099	4,699
Weighted average number of common shares and common share equivalents	6,996,747	6,969,637	5,772,794
Earnings per common share	$0.74	$0.10	$1.00

Options and SARs outstanding of approximately 154,100 shares of common stock at a weighted average share price of $14.07 during the fiscal year ended June 30, 2012, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Options and SARs outstanding of approximately 258,000 shares of common stock at a weighted average share price of $14.12 during the

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 13—EARNINGS PER SHARE (Continued)

fiscal year ended June 30, 2011, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Options outstanding of approximately 280,100 shares of common stock at a weighted average share price of $14.11 during the fiscal year ended June 30, 2010, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

NOTE 14—DEFINED BENEFIT PLAN
The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours in a plan year. The benefits are based on 6% of each eligible participant's annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year Treasury note rates. The Company's funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time. 100% vesting occurs after 3 years with a retirement age of the later of age 65 or 3 years of participation.
Information relative to the components of net periodic benefit cost measured at/or for the fiscal years ended June 30 for the Company's defined benefit plan is presented below.

	2012	2011
Changes in benefit obligations
Benefit obligations, beginning	$8,913	$7,271
Service cost	784	588
Interest cost	706	615
Benefits paid	(2,478)	(391)
Assumption changes	1,347	(32)
Actuarial (gain) loss	(906)	862
Benefit obligations, ending	8,366	8,913
Changes in plan assets
Fair value of plan assets, beginning	9,883	8,221
Actual return (loss) on plan assets	(8)	1,598
Company contributions	470	455
Benefits paid	(2,478)	(391)
Fair value of plan assets, ending	7,867	9,883
Funded status at end of year(1)	(499)	970
Amounts recognized in accumulated other comprehensive loss consists of net loss	2,179	947
Accumulated benefit obligation	$7,647	$8,039
_____________________________________

(1)	Amounts included in other liabilities and other assets on the Consolidated Statements of Financial Condition for June 30, 2012 and 2011, respectively,

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

The components of net periodic benefit cost for the fiscal years ended June 30 consist of the following:

	2012	2011	2010
Net periodic benefit cost
Service cost	$784	$588	$567
Interest cost	706	615	574
Expected return on plan assets	(783)	(650)	(555)
Amortization of net loss	—	94	182
Net periodic benefit cost	707	647	768
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) / loss	1,232	(213)	(1,937)
Total recognized in net periodic benefit cost and other comprehensive loss	$1,939	$434	$(1,169)

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.
The weighted-average assumptions used to determine benefit obligations at June 30 are as follows:

	2012	2011
Discount rate—pre-retirement	7.50%	7.50%
Discount rate—post-retirement	3.11%	4.65%
Rate of compensation increase	4.00%	4.00%

The weighted-average assumptions used to determine net periodic benefit cost for fiscal years ended June 30 are as follows:

	2012	2011	2010
Discount rate—pre-retirement	7.50%	7.50%	7.50%
Discount rate—post-retirement	4.65%	4.62%	3.59%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%

The overall expected long-term rate of return on assets is based on economic forecasts and projected asset allocation.
The Company's pension plan weighted-average asset allocations by asset category are as follows:

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

	2012
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$4,306	$(161)	54.7%	55.0%	(1)
Fixed	2,613	2	33.2%	30.0%	(2)
Other	587	(48)	7.5%	10.0%	(3)
Cash and cash equivalents	361	—	4.6%	5.0%	(2)
Total pension plan assets	$7,867	$(207)	100.0%	100.0%
_____________________________________

(1)	includes a plus/minus range of 10.0%

(2)	includes a plus/minus range of 5.0% and includes cash and cash equivalents

(3)	maximum allowed of 10.0%

	2011
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$5,899	$1,262	59.7%	55.0%	(1)
Fixed	2,781	212	28.1%	30.0%	(2)
Other	830	31	8.4%	10.0%	(3)
Cash and cash equivalents	373	—	3.8%	5.0%	(2)
Total pension plan assets	$9,883	$1,505	100.0%	100.0%
_____________________________________

(1)	includes a plus/minus range of 10.0%

(2)	includes a plus/minus range of 5.0% and includes cash and cash equivalents

(3)	maximum allowed of 10.0%
The fair value of the Company's pension plan assets at June 30 by asset category are as follows:

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

	2012
Asset Category	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Cash and cash equivalents	$361	$—	$—	$361
Equity securities:
Domestic large-cap fund	2,677	—	—	2,677
Domestic small/mid-cap fund	637	—	—	637
International large-cap fund	608	—	—	608
Emerging markets fund	384	—	—	384
Fixed income securities:
Emerging markets fund	109	—	—	109
Corporate bonds fund	1,852	—	—	1,852
Mortgage-backed securities fund	652	—	—	652
Other types of investments:
Alternative assets fund	587	—	—	587
Total assets	$7,867	$—	$—	$7,867

	2011
Asset Category	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Cash and cash equivalents	$373	$—	$—	$373
Equity securities:
Domestic large-cap fund	3,480	—	—	3,480
Domestic small/mid-cap fund	861	—	—	861
International large-cap fund	950	—	—	950
Emerging markets fund	608	—	—	608
Fixed income securities:
Emerging markets fund	113	—	—	113
Corporate bonds fund	1,969	—	—	1,969
Mortgage-backed securities fund	699	—	—	699
Other types of investments:
Alternative assets fund	830	—	—	830
Total assets	$9,883	$—	$—	$9,883

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash—The carrying amounts reported in the plan assets for cash approximate their fair values.
Securities—Fair values for investment securities are based on quoted market prices

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 14—DEFINED BENEFIT PLAN (Continued)

The objective of the pension plan investment policy for equities is to pursue a growth strategy that results in capital appreciation. The objective of the pension plan investment policy for fixed rate instruments and cash equivalents is to ensure safety of principal and interest.
The Company expects to contribute $400 to its pension plan in fiscal 2013. The minimum required contribution is $0.
Estimated Future Benefit Payments: The following benefit payments which reflect expected future service, as appropriate, are expected to be paid during the years ended June 30:

2013	$106
2014	134
2015	150
2016	171
2017	174
Years 2018 - 2022	1,695

NOTE 15—RETIREMENT SAVINGS PLAN
The Company has a retirement savings plan covering all employees of the Company who have attained age 21 and completed one expected year of service during which they worked at least 1,000 hours. The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to IRS Code Section 401(k) and regulations issued there under. The plan allows voluntary contributions by eligible employees, and also allows discretionary contributions by the Company as determined annually by the Board of Directors. The total compensation cost charged to expense related to the plan was $319, $371 and $311 for 2012, 2011 and 2010, respectively.

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
The Company has a long-term incentive plan, which provided for the grant of nonvested stock awards and for stock appreciation rights ("SARs") settled in stock under the 2002 Option Plan if the Company achieved certain performance levels. For fiscal 2009, the Company met a performance level in the plan and issued 16,232 shares of nonvested stock and 115,747 SARs under the 2002 Option Plan during fiscal 2010. The nonvested shares and SARs vest 25% in each of the first through fourth anniversaries of the date of grant. The issuance value of the nonvested shares was $203 for fiscal 2010 and is being amortized over the vesting period of 4 years with the unamortized balance included in additional paid in capital in the consolidated statements of financial condition. No nonvested shares were issued in fiscal years 2012 and 2011. During fiscal years 2012, 2011 and 2010, $61, $153 and $331, respectively, were recorded as amortization expense. The issuance value of the fiscal 2010 SARs was $203 and is being amortized over the vesting period of 4 years. No SARs were issued in fiscal years 2012 and 2011. During fiscal years 2012, 2011 and 2010, $65, $104 and $77, respectively, were recorded as amortization expense.
In connection with the failure to meet the performance level of the long-term incentive plan, no shares of nonvested stock or SARs will be issued in fiscal 2013 as compensation for service during fiscal 2012 under the plan.
The 2002 Option Plan will expire by its terms on September 20, 2012, and no new awards may be made thereunder after such date.
During fiscal 2004, the Company created a pool of 12,100 nonvested shares for grants under the 2002 Option Plan (2002 Pool). In January, 2012, the Board of Directors authorized an additional 50,000 nonvested shares to be added to the pool under

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

this plan. The key provisions of the 2002 Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination. During fiscal years 2012, 2011 and 2010, 33,150, 6,847 and 2,204 nonvested shares, respectively, were awarded under the Pool. The issuance value of these nonvested shares was $405, $68 and $28, respectively, and is being amortized over their vesting periods with the unamortized balance included in additional paid in capital in the consolidated balance sheet. During fiscal years 2012, 2011 and 2010, $62, $39 and $40, respectively, were recorded as amortization expense. The nonvested shares of common stock issued to employees are included in the outstanding shares of common stock which is used in calculating earnings per share.
In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock have been made to outside directors of the Company. Each outside director is entitled to all voting, dividend and distribution rights during the vesting period. During fiscal years 2012, 2011 and 2010, shares of nonvested stock awarded were 20,409, 18,777 and 19,626, respectively. The nonvested shares vest on the first anniversary of the date of grant. During fiscal years 2012, 2011 and 2010, amortization expenses recorded were $195, $186 and $141, respectively. The nonvested shares of common stock issued to outside directors are included in the outstanding shares of common stock which is used in calculating earnings per share.
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option pricing model. There were no issuances in fiscal years 2012 and 2011, but the following assumptions were used for grants in fiscal year 2010:

2010
Expected volatility	22.00%
Expected dividend yield	3.61%
Risk-free interest rate	2.35%
Expected term (in years)	5

Stock option activity for the fiscal year ended June 30, 2012, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	113,638	$13.46
Granted	—	—
Forfeited	(35,124)	14.85
Expired	(10,846)	10.33
Exercised	(17,601)	9.92
Ending Balance	50,067	$14.41	1.87	$19
Vested and exercisable at June 30	50,067	$14.41	1.87	$19

Stock appreciation rights activity for the fiscal year ended June 30, 2012, was as follows:

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 16—STOCK-BASED COMPENSATION PLANS (Continued)

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	179,951	$13.69
Granted	—	—
Forfeited	(67,381)	13.85
Exercised	—	—
Ending Balance	112,570	$13.60	6.56	$—
Vested and exercisable at June 30	73,105	$14.03	6.29	$—

The Company applied a forfeiture rate of 15.0% when calculating the amount of options and stock appreciation rights expected to vest at June 30, 2012. This rate is based upon historical activity and will be revised if necessary in subsequent periods if actual forfeitures differ from these estimates. The weighted-average grant date fair value of stock appreciation rights granted during the fiscal year 2010 was $1.75. The total intrinsic value of options exercised during the fiscal years 2012, 2011 and 2010, was $35, $5 and $18, respectively. During fiscal years 2012, 2011 and 2010, $65, $104 and $77, respectively, were recorded as amortization expense. As of June 30, 2012, there was $54 of total unrecognized compensation cost related to nonvested SARs awards. The cost is expected to be recognized over a weighted-average period of 13 months for SARs awards. Cash received from the exercise of options and SARs for the fiscal years 2012, 2011 and 2010, was $175, $139 and $7, respectively. The tax benefit realized for the tax deductions from cashless option exercises totaled $0, $0 and $6 for the fiscal years 2012, 2011 and 2010, respectively. The company generally uses treasury shares to satisfy stock option exercises.
Nonvested share activity for the fiscal years ended June 30 follows:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	37,810	$11.77	69,475	$13.68	90,708	$15.81
Granted	53,559	11.75	25,624	10.72	38,062	10.80
Vested	(25,952)	11.61	(49,745)	13.85	(55,909)	15.31
Forfeited	(3,136)	12.92	(7,544)	12.14	(3,386)	11.30
Nonvested Balance, ending	62,281	$11.76	37,810	$11.77	69,475	$13.68

Pretax compensation expense recognized for nonvested shares for the fiscal years 2012, 2011 and 2010, was $123, $192 and $455, respectively. The tax benefit for the fiscal years 2012, 2011 and 2010 was $47, $73 and $173, respectively. As of June 30, 2012, there was $404 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 28 months. The total fair value of shares vested during the fiscal years 2012, 2011 and 2010 was $94, $529 and $675, respectively.
In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock are made to outside directors of the Company. Each outside director is entitled to all voting, dividend and distribution rights during the vesting period. Pretax compensation expense recognized for nonvested shares for the fiscal years 2012, 2011 and 2010, was $195, $186 and $141, respectively. The tax benefit for the fiscal years 2012, 2011 and 2010 was $74, $71 and $54, respectively. As of June 30, 2012, there was $131 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 7 months. The total fair value of shares vested during the fiscal years 2012, 2011 and 2010 was $207, $160 and $181, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 17—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of June 30, are as follows:

	2012	2011	2010
Net income	$5,165	$679	$5,745
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized losses for which a portion of an other-than-temporary impairment has been recognized in earnings	—	2,487	(2,222)
Change in unrealized gains (losses) on other securities	3,024	(2,925)	3,356
Reclassification adjustment:
Net impairment credit loss recognized in earnings	—	549	2,682
Security (gains) losses recognized in earnings	(1,490)	3,602	(1,853)
Income tax (expense)	(583)	(1,411)	(746)
Other comprehensive income on securities available for sale	951	2,302	1,217
Defined benefit plan:
Net unrealized gain (loss)	(1,232)	213	1,937
Income tax (expense) benefit	468	(81)	(736)
Other comprehensive income (loss) on defined benefit plan	(764)	132	1,201
Cash flow hedging activities-interest rate swap contracts:
Net unrealized (losses)	(687)	(889)	(2,005)
Income tax benefit	296	302	681
Other comprehensive (loss) on cash flow hedging activities-interest rate swap contracts	(391)	(587)	(1,324)
Total other comprehensive income (loss)	(204)	1,847	1,094
Comprehensive income	$4,961	$2,526	$6,839

Cumulative other comprehensive gain (loss) balances were:

	2012	2011	2010
Unrealized gain (loss) on securities available for sale net of related tax effect of $(1,630), $(1,047) and $364	$2,659	$1,708	$(594)
Unrealized loss on defined benefit plan net of related tax effect of $828, $360 and $441	(1,351)	(587)	(719)
Unrealized loss on cash flow hedging activities net of related tax effect of $1,603, $1,307 and $1,005	(2,930)	(2,539)	(1,952)
	$(1,622)	$(1,418)	$(3,265)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

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
Securities—Fair values for investment securities are based on quoted market prices or whose value is determined using discounted cash flow methodologies, except for correspondent bank stock for which fair value is assumed to equal cost.
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
Off-statement-of-financial-condition instruments—Fair values for the Company's off-statement-of-financial-condition instruments (unused lines of credit and letters of credit), which are based upon fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and counterparties' credit standing, are not significant. Many of the Company's off-statement-of-financial-condition instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

Estimated fair values of the Company's financial instruments are as follows at June 30:

2012		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$50,334	$50,334	$50,334	$—	$—
Securities available for sale	373,246	373,246	10	373,236	—
Correspondent bank stock	7,843	7,843	—	7,843	—
Loans held for sale	16,207	16,207	—	16,207	—
Net loans and leases receivable	673,138	677,139	—	12,314	664,825
Accrued interest receivable	5,431	5,431	—	5,431	—
Servicing rights, net	11,932	11,932	—	—	11,932
Interest rate swap contracts	65	65	—	65	—
Financial liabilities
Deposits	893,859	896,929	—	—	896,929
Interest rate swap contracts	4,598	4,598	—	4,598	—
Borrowed funds	142,394	151,370	—	151,370	—
Subordinated debentures payable to trusts	27,837	25,978	—	—	25,978
Accrued interest payable and advances by borrowers for taxes and insurance	14,664	14,664	—	14,664	—

2011		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	55,617	55,617	55,617	—	—
Securities available for sale	234,860	234,860	—	234,860	—
Correspondent bank stock	8,065	8,065	—	8,065	—
Loans held for sale	11,991	11,991	—	11,991	—
Net loans and leases receivable	811,178	813,914	—	6,689	807,225
Accrued interest receivable	7,607	7,607	—	7,607	—
Servicing rights, net	12,952	15,396	—	—	15,396
Interest rate swap contracts	31	31	—	31	—
Financial liabilities
Deposits	893,157	896,388	—	—	896,388
Interest rate swap contracts	3,877	3,877	—	3,877	—
Borrowed funds	147,395	154,521	—	154,521	—
Subordinated debentures payable to trusts	27,837	28,933	—	—	28,933
Accrued interest payable and advances by borrowers for taxes and insurance	14,820	14,820	—	14,820	—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurement
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at June 30, 2012:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$2,015	$—	$2,015
Municipal bonds	—	9,980	—	9,980
Equity securities:
Federal Ag Mortgage	10	—	—	10
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	360,988	—	360,988
Securities available for sale	10	373,236	—	373,246
Interest rate swap contracts	—	65	—	65
Total assets	10	373,301	—	373,311
Interest rate swaps contracts	—	4,598	—	4,598
Total liabilities	$—	$4,598	$—	$4,598

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
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

The following table reconciles the beginning and ending balances of the assets or liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs for the fiscal years ended June 30:
Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

	Securities Available for Sale
	2012	2011
Beginning balance	$—	$3,902
Total realized/unrealized gains (losses)
Included in earnings	—	(549)
Included in other comprehensive loss	—	(44)
Purchases, issuances, (paydowns) and (sales)	—	(3,309)
Ending balance	$—	$—

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2012:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2012 Incurred Losses/(Gains)
Impaired loans	—	12,314	2,233	15
Mortgage servicing rights	—	—	11,932	888
Foreclosed assets	—	—	175	(29)

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
The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to customized discounting criteria applied to the customer's reported amount of collateral. The amount of the collateral discount depends upon the marketability of the underlying collateral. The Company's primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, in which collateral with lesser marketability characteristics would receive a larger discount.
The Credit Administration department evaluates the valuations on impaired loans and other real estate owned monthly. The results of these valuations are reviewed at least quarterly by the internal Asset Classification Committee and are considered in the overall calculation of the allowance for loan and lease losses. Unobservable inputs are monitored and adjusted if market conditions change.
Servicing rights, net do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Company relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Company uses a valuation model to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, other ancillary revenue, costs to service, and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

conditions and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Company compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Company uses the amortization method (i.e., lower of amortized cost or estimated fair value), not fair value measurement accounting, for its servicing rights assets. During the year, the estimated fair value was less than the amortized cost and a valuation allowance was recorded, which classifies servicing rights, net as a nonrecurring valuation.
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
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$2,233	Discounted cash flow	Discount rate	5.0% - 9.0% (6.9%)
			Principal loss severity	13.3% - 37.3% (19.4%)

		Collateral valuation	Discount from appraised value	15.0% - 60.0% (35.3%)
			Costs to sell	7.5%

Servicing rights, net	11,932	Discounted cash flow	Constant prepayment rate	16.1%
			Discount rate	9.0%

Foreclosed real estate and other properties	175	Collateral valuation	Costs to sell	10.0% - 30.0% (16.4%)

NOTE 19—COMMITMENTS, CONTINGENCIES AND CREDIT RISK
The Bank originates first mortgage, consumer and other loans primarily in eastern South Dakota and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code (UCC) filings on the purchased asset. Unused lines of credit amounted to $158,588 and $133,231 at June 30, 2012, and 2011, respectively. Unused letters of credit amounted to $4,185 and $453 at June 30, 2012, and 2011, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.
The Bank had outstanding commitments to originate or purchase loans of $37,603 and to sell loans of approximately $16,207 at June 30, 2012. The portion of commitments to originate or purchase fixed rate loans totaled $37,075 with a range in interest rates of 3.75% to 6.00%. At June 30, 2012, the Bank had three outstanding commitments to purchase $1,924 investment securities available for sale and no commitments to sell investment securities available for sale. No losses are expected to be sustained in the fulfillment of any of these commitments.
At June 30, 2012, the Bank had an allowance for credit losses on off-balance sheet credit exposures of $79,000, as compared to $0 at June 30, 2011. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.The Company is involved in various claims and legal actions arising in the ordinary course of business.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 19—COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)

In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position.

NOTE 20—CASH FLOW INFORMATION
Changes in other assets and liabilities for the years ended June 30, consist of:

	2012	2011	2010
(Increase) decrease in accrued interest receivable	$2,176	$1,178	$(1,187)
Earnings on cash value of life insurance	(572)	(560)	(550)
Increase (decrease) in net deferred loan fees and other assets	(3,679)	(278)	(4,319)
Increase (decrease) in accrued expenses and other liabilities	(114)	945	(4,348)
	$(2,189)	$1,285	$(10,404)
Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$14,840	$17,589	$22,458
Cash payments for income and franchise taxes	2,914	1,940	3,318
Supplemental Disclosure of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$(2,783)	$(785)	$139

NOTE 21—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)
The Company's condensed balance sheets as of June 30, 2012, and 2011 and related condensed statements of income and cash flows for each of the years in the three-year period ended June 30, 2012, are as follows:
Condensed Statements of Financial Condition

	2012	2011
Assets
Cash primarily with the Bank	$6,728	$6,904
Investments in subsidiaries	119,370	115,690
Investment securities	250	250
Other	2,237	2,065
	$128,585	$124,909
Liabilities
Other borrowings	$27,837	$27,837
Other liabilities	3,932	2,626
Stockholders' equity	96,816	94,446
	$128,585	$124,909

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 21—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY) (Continued)

Condensed Statements of Income

	2012	2011	2010
Dividends from subsidiaries	$4,500	$—	$2,500
Interest and other income	89	40	46
Expenses	(4,406)	(3,186)	(2,958)
Income tax benefit, net of franchise taxes	1,415	1,009	948
Equity in undistributed income of subsidiaries	3,567	2,816	5,209
Net income	$5,165	$679	$5,745
Condensed Cash Flows

	2012	2011	2010
Cash Flows From Operating Activities
Net income	$5,165	$679	$5,745
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	10	10	10
Equity in (earnings) of subsidiaries	(8,067)	(2,816)	(7,709)
Cash dividends received from subsidiaries	4,500	—	2,500
Increase (decrease) in liabilities	1,305	258	(4,553)
Other, net	(115)	(85)	4,788
Net cash provided by (used in) operating activities	2,798	(1,954)	781
Cash Flows From Investing Activities
Capital contribution to the Bank	—	—	(3,000)
Net cash used in investment activities	—	—	(3,000)
Cash Flows From Financing Activities
Cash dividends paid	(3,148)	(3,136)	(2,469)
Proceeds from issuance of common stock	174	140	20,717
Payments on other borrowings	—	—	(5,500)
Net cash provided by (used in) financing activities	(2,974)	(2,996)	12,748
Increase (decrease) in cash	(176)	(4,950)	10,529
Cash at beginning of period	6,904	11,854	1,325
Cash at end of period	$6,728	$6,904	$11,854

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

NOTE 22—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2012
Total interest income	$12,869	$12,218	$11,017	$11,107
Net interest income	9,098	8,745	7,745	8,060
Provision for losses on loans and leases	522	2,120	264	(1,136)
Net income	1,441	715	1,212	1,797
Net income available for common shareholders	1,441	715	1,212	1,797
Basic earnings per share	0.21	0.10	0.17	0.26
Diluted earnings per share	0.21	0.10	0.17	0.26

Fiscal Year 2011
Total interest income	$14,191	$14,011	$13,177	$13,032
Net interest income	9,625	9,641	9,046	9,022
Provision for losses on loans and leases	3,367	1,268	1,949	2,032
Net income (loss)	490	1,743	459	(2,013)
Net income (loss) available for common shareholders	490	1,743	459	(2,013)
Basic earnings (loss) per share	0.07	0.25	0.07	(0.29)
Diluted earnings (loss) per share	0.07	0.25	0.07	(0.29)

NOTE 23—SUBSEQUENT EVENTS
Management has evaluated subsequent events for potential disclosure or recognition through the date that the financial statements were available to be issued. There are no subsequent events that occurred that require additional disclosure.
NOTE 24—CHANGE IN ACCOUNTING PRINCIPLE
 In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment, an entity may elect to initially assess qualitative factors in determining whether it is more likely than not that goodwill may be impaired. The Company adopted the provisions of ASU 2011-08 during the year ended June 30, 2012.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2012, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.
Management's Report on Internal Control over Financial Reporting
Management's report on internal control over financial reporting is included in Part II, Item 8 "Financial Statements and Supplementary Data," and is furnished herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information regarding Directors of the Company is incorporated by reference from the discussion under the heading "Information with Respect to Nominees and Continuing Directors" in the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after June 30, 2012 (the "2012 Proxy Statement").
Executive Officers
Information regarding Executive Officers of the Company is contained in Part I, Item 1 "Business" of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference herein.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2012 Proxy Statement.
Code of Ethics
Information regarding the Company's Code of Conduct and Ethics is incorporated by reference from the discussion under the heading "Code of Conduct and Ethics" in the Company's 2012 Proxy Statement.
Director Nominations
Information regarding material changes, if any, to the procedures by which the Company's stockholders may recommend nominees to the Company's Board of Directors is incorporated by reference from the discussion under the heading "Director Nominations" in the Company's 2012 Proxy Statement.

Audit Committee and Audit Committee Financial Expert
Information regarding the Company's Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the heading "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2012 Proxy Statement.

Item 11.    Executive Compensation
Information regarding executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the headings "Compensation Discussion and Analysis," "Personnel, Compensation and Benefits Committee Report," "Executive Compensation," "Director Compensation" and "Personnel, Compensation and Benefits Committee Interlocks and Insider Participation" in the Company's 2012 Proxy Statement.

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
Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2012 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain Transactions
Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the headings "Transactions with Related Persons" and "Policy on Review, Approval or Ratification of Transactions with Related Persons" in the Company's 2012 Proxy Statement.
Information concerning director independence is incorporated by reference from the discussion under the headings "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2012 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Information concerning the fees for professional services rendered by the Company's registered public accounting firm and the pre-approval policies and procedures of the Company's Audit Committee is incorporated by reference from the discussion under the heading "Proposal No. II—Ratification of Independent Registered Public Accounting Firm" in the Company's 2012 Proxy Statement.

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

HF FINANCIAL CORP.
Date:	September 17, 2012	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Duly Authorized Representative)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen M. Bianchi and Brent R. Olthoff, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEPHEN M. BIANCHI	President and Chief Executive Officer (Principal Executive and Operating Officer)	September 17, 2012
Stephen M. Bianchi

/s/ BRENT R. OLTHOFF	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 17, 2012
Brent R. Olthoff

/s/ MICHAEL M. VEKICH	Chairman	September 17, 2012
Michael M. Vekich

/s/ CHARLES T. DAY	Director	September 17, 2012
Charles T. Day

/s/ ROBERT L. HANSON	Director	September 17, 2012
Robert L. Hanson

/s/ DAVID J. HORAZDOVSKY	Director	September 17, 2012
David J. Horazdovsky

/s/ JOHN W. PALMER	Director	September 17, 2012
John W. Palmer

/s/ THOMAS L. VAN WYHE	Director	September 17, 2012
Thomas L. Van Wyhe

Exhibit Index

Exhibit Number	Description
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

10.1
Guarantee Agreement dated December 19, 2002, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).

10.2
Indenture dated December 19, 2002, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).

10.3
Guarantee Agreement dated September 25, 2003, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).

10.4
Indenture dated September 25, 2003, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).

10.5
Guarantee Agreement dated December 7, 2006, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).

10.6
Indenture dated December 7, 2006, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).

10.7	Guarantee Agreement dated July 5, 2007, by HF Financial Corp. and Wilmington Trust Company.

10.8	Indenture dated July 5, 2007, between HF Financial Corp. and Wilmington Trust Company.

10.9+
HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to the exhibits from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1993, file no. 033-44383).

10.10+
Amendment No. 1 to the HF Financial Corp. 1991 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997, file no. 033-44383).

10.11+
HF Financial Corp. 1996 Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.7 from the Company's Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997, file no. 033-44383).

Exhibit Number	Description

10.12+
HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 15, 2002, file no. 033-44383).

10.13+
Amendment No. 1 to the HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.16 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, file no. 033-44383).

10.14+
Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Appreciation Rights Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 13, 2006, and filed with the SEC on September 19, 2006, file no. 033-44383).

10.15+
Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 26, 2005, and filed with the SEC on September 30, 2005, file no. 033-44383).

10.16+
Form of Restated Employment Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Jon M. Gadberry, Brent R. Olthoff and Natalie A. Sundvold (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.17+
Form of Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Jon M. Gadberry, Brent R. Olthoff and Natalie A. Sundvold (incorporated herein by reference to Exhibit 10.6 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.18+
HF Financial Corp. Excess Pension Plan for Executives (as amended and restated effective January 1, 2009) (incorporated herein by reference to Exhibit 10.8 from the Company's Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.19
Loan Agreement, dated September 30, 2009, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.20
Promissory Note, dated September 30, 2009, payable to United Bankers' Bank (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.21
Commercial Pledge Agreement, dated September 30, 2009, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383). Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2010).

10.22+
Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2010) (incorporated herein by reference to Exhibit 10.37 from the Company's Current Report on 10-K for the fiscal year ended June 30, 2011, file no. 033-44383).

10.23+
Home Federal Bank Sixth Amended and Restated Long-Term Incentive Plan (as amended and restated effective July 1, 2010) (incorporated herein by reference to Exhibit 10.38 from the Company's Current Report on 10-K for the fiscal year ended June 30, 2011, file no. 033-44383).

10.24
Amendment to the Loan Agreement by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on 10-Q for the quarter ended September 30, 2010, and filed with the SEC on November 12, 2010, file no. 033-44383).

Exhibit Number	Description

10.25+
Separation Agreement between the Registrant and Darrel L. Posegate, dated Oct. 4, 2011 (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated Oct. 4, 2011 and filed with the SEC on Oct. 5, 2011, file no. 033-44383).

10.26+
Letter Agreement between Stephen M. Bianchi and Home Federal Bank, dated Oct. 14, 2011 (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated Oct. 14, 2011 and filed with the SEC on Oct. 14, 2011, file no. 033-44383).

10.27+
Separation Agreement between the Registrant and David A. Brown, dated Jan. 13, 2012 (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated Jan. 13, 2013 and filed with the SEC on Jan. 13, 2012, file no. 033-44383).

10.28+
Employment Agreement between Stephen M. Bianchi and Home Federal Bank, dated July 26, 2012 (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated July 24, 2012 and filed with the SEC on July 30, 2012, file no. 033-44383).

10.29+
Change of Control Agreement between Stephen M. Bianchi and Home Federal Bank, dated July 26, 2012 (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated July 24, 2012 and filed with the SEC on July 30, 2012, file no. 033-44383).

10.30+	Home Federal Bank Seventh Amended and Restated Long-Term Incentive Plan (including Fiscal Year 2013 Form of Cash Award Agreement).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Accounting Firm.

24.1*	Power of Attorney (set forth on the signature page).

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________________________
* Filed herewith.
** Furnished herewith.
+ Indicates a management contract or compensation plan.

Index of Attached Exhibits

Exhibit Number
10.7	Guarantee Agreement dated July 5, 2007, by HF Financial Corp. and Wilmington Trust Company.

10.8	Indenture dated July 5, 2007, between HF Financial Corp. and Wilmington Trust Company.

10.30	Home Federal Bank Seventh Amended and Restated Long-Term Incentive Plan (including Fiscal Year 2013 Form of Cash Award Agreement).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Accounting Firm.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1
CERTIFICATION
I, Stephen M. Bianchi, certify that:

1.	I have reviewed this Annual Report on Form 10-K of HF Financial Corp.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant`s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financing reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: September 17, 2012

/s/ Stephen M. Bianchi Stephen M. Bianchi, President and Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION
I, Brent R. Olthoff, certify that:

1.	I have reviewed this Annual Report on Form 10-K of HF Financial Corp.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant`s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financing reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: September 17, 2012

/s/ BRENT R. OLTHOFF Brent R. Olthoff Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the Annual Report on Form 10-K of HF Financial Corp. (the “Company”) for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen M. Bianchi, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen M. Bianchi Stephen M. Bianchi, President and Chief Executive Officer
Date: September 17, 2012

*
A signed original of this written statement required by Section 906 has been provided to HF Financial Corp. and will be retained by HF Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the Annual Report on Form 10-K of HF Financial Corp. (the “Company”) for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brent R. Olthoff Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer
Date: September 17, 2012

*
A signed original of this written statement required by Section 906 has been provided to HF Financial Corp. and will be retained by HF Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.