Form 10-K/A
period 2012-06-30
HF FINANCIAL CORP
filed 2012-10-29
CIK 881790

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2011, was approximately $70.6 million.
As of October 19, 2012, there were 7,056,283 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 (this “Amendment”) amends our Annual Report on Form 10‑K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (the “Commission”) on September 17, 2012 (the “Original Form 10‑K”). The sole purpose of this Amendment is to include information previously omitted from Part III of the Original Form 10‑K in reliance on General Instruction G to Form 10‑K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Commission within 120 days after fiscal year end.
In addition, as required by Rule 12b‑15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
For purposes of this Amendment, and in accordance with Rule 12b‑15 under the Exchange Act, Items 10 through 14 and the exhibit list of the Original Form 10‑K have been amended and restated in their entirety.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10‑K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10‑K.

Annual Report on Form 10-K/A

#PageNum#

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors
The Board of Directors is divided into three classes, with one class of directors elected every year. Directors of the Corporation are generally elected to serve for a three-year term or until their respective successors are elected and qualified. There are no familial relationships between any director or officer. As of October 19, 2012, our directors are:
CHARLES T. DAY, age 64, a Class II director, is the Chief Operating Officer of Face It Together®, Inc. (“FIT”), a not-for-profit organization promoting private-sector-financed recovery community organizations. Prior to his current position, Mr. Day served from 2007 to 2009 as the Vice Chairman of TLC, Inc. (a not-for-profit provider of non-medical substance use disorder recovery services) and as Senior Vice President/Finance and Treasurer for Sanford Health Systems from 2004 through 2007. Mr. Day was previously employed with Coopers & Lybrand as a tax partner. Mr. Day was elected to the Corporation’s Board of Directors in November 2007, and has served as a director for the Bank since September 2007.
ROBERT L. HANSON, age 66, a Class II director, is the Chief Executive Officer of Harold’s Photo Centers, Sioux Falls, South Dakota, a retail photography and equipment company. He has held such position since 1980. He has served as a director of both the Corporation and the Bank since 1992.
DAVID J. HORAZDOVSKY, age 56, a Class I director, is President and Chief Executive Officer of The Evangelical Lutheran Good Samaritan Society, where he has been employed in various capacities since 1978 and held his present position since 2004. Mr. Horazdovsky currently serves on the boards of directors of a number of other entities, including WellAWARE Systems, a privately-held company seeking to empower healthcare communities and enhance the quality of life for seniors through the use of technology, and the National Affordable Housing Trust. Mr. Horazdovsky has served as a director of the Bank since 2007 and of the corporation since 2009.
JOHN W. PALMER, age 52, a Class III director, is the co-founder and a principal of PL Capital, LLC, an investment firm specializing in the banking industry. Prior to co-founding PL Capital in 1996, Mr. Palmer was employed as a certified public accountant by KPMG LLP, an international public accounting firm, from 1983 to 1996, and was promoted to the position of Director, KPMG Financial Services - Capital Strategies Group in 1994. Mr. Palmer currently serves on the board and the audit committee of CFS Bancorp, Inc., which is the parent holding company of Citizens Financial Bank. He is the former Chairman of the Board of Directors of Security Financial Bancorp, Inc., and also previously served as a director of Franklin Bancorp and its wholly owned subsidiary Franklin Bank, NA, where he also served on the audit, compensation, and loan committees of the board and as Chairman of the strategic planning committee. He formerly served on the Board of Directors of Clever Ideas, Inc., a privately-held specialty finance company located in Chicago, Illinois from 1998 to 2006. Mr. Palmer has served as a director of the Corporation since December 2011 and the Bank since January 2012.
THOMAS L. VAN WYHE, age 62, a Class III director, is an Area Manager for Trane, Sioux Falls and Rapid City, South Dakota and Fargo and Bismarck, North Dakota, an air conditioning and heating sales and service company. He has been employed in various capacities by that organization since 1973 and has held his present position since 2010. He is the former owner of Jameson Systems Incorporated, a franchise distributor for Trane. He is a former chairman of the boards of directors of the Sioux Falls Area Chamber of Commerce, Sioux Falls Convention and Visitors Bureau, Sioux Falls Sales and Marketing Executives, Sioux Empire Housing Partnership, American Society of Heating, Refrigeration and Air Conditioning Engineers—South Dakota. He is currently chair of the boards of directors for the Sanford Health Foundation and the Sioux Falls Arena/Convention Center. Mr. Van Wyhe has served as a director of both the Corporation and the Bank since 1996.
MICHAEL M. VEKICH, age 64, a Class I director, is the Chief Executive Officer of Vekich Associates Chartered, a Minneapolis-based management advisory firm, which he founded in 1998. He is a business and financial advisor specializing in strategic planning, turnarounds, mergers and acquisitions and board governance. Mr. Vekich served as Executive Chairman of Skyline Exhibits, a trade show exhibit and manufacturing company, from 2005 to July 2010. He was an incorporator and director of Tradition Capital Bank, a privately-held community bank, from 2005-2009, including serving as Audit Committee Chair, and a director of Ciprico, Inc., a publicly-held company which engaged in the creation, design, manufacture, and marketing of storage solutions for digital media assets, from 2003-2007, including serving as Chair of the Audit Committee and Chair of the Governance Committee. In addition, he was appointed Chair of the Governor's 21st Century Tax Reform Commission (2008-2009), Vice-Chair of the Minnesota Ballpark Authority Commission (2006-2011) and a member of the Rochester (MN) Higher Education Development Committee (2005-2006). He has also served as Chair of the Board of Directors of the Minnesota Partnership for Action Against Tobacco (MPAAT) (2003 to 2007) and Chair of the Board of Trustees of Minnesota State Colleges and Universities (MnSCU) (1996-2002, and re-appointed in 2010). A CPA,

#PageNum#

Mr. Vekich is Chair of the Minnesota State Board of Accountancy (2005-Present). Mr. Vekich received his B.A. from the University of Minnesota-Duluth. Mr. Vekich has served as a director of the Bank and the Company since September 2010, became the Vice-Chair of the Company's board of directors in November 2010, and was appointed Chairman of the board of directors in October 2011.
Our Executive Officers
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of our Form 10-K under separate caption.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Corporation’s directors and executive officers, and persons who own more than 10% of the Corporation’s Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Corporation’s Common Stock. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.
Based solely on a review of the copies of such reports furnished to the Corporation and written representations from its executive officers and directors that no other reports were required, the Corporation believes that during the fiscal year ended June 30, 2012, all of its officers, directors and greater than 10% beneficial owners have timely satisfied their Section 16(a) reporting obligations for the fiscal year ended June 30, 2012.
Code of Ethics
The Board of Directors has adopted a Code of Conduct and Ethics that applies to all of the Corporation’s directors, officers and employees, including its principal executive officer and principal financial and accounting officer. The full text of the Code of Conduct and Ethics is available to stockholders on the Investor Relations page of the Corporation’s website at www.homefederal.com. Amendments and modifications to, and waivers of, the Code of Conduct and Ethics will be promptly disclosed by the Corporation, to the extent required under the Exchange Act and the NASDAQ Marketplace Rules, on a current report on Form 8-K.
Audit Committee Matters
The Audit Committee assists the Board of Directors in fulfilling its oversight duties and responsibilities. Certain of the Audit Committee’s specific duties and responsibilities include: overseeing the integrity of the Corporation’s financial statements and the audits of such financial statements, accounting and financial reporting processes, disclosure controls and procedures and internal controls over financial reporting; monitoring the independence, qualifications and performance of the Corporation’s independent auditors; and providing an avenue of communication among the Corporation’s independent auditors, management, the internal auditing department and the Board of Directors. The Audit Committee also oversees matters of material risk pertaining to its responsibilities and duties.
For fiscal 2012, the members of the Audit Committee were Directors Hanson (Chair), Day, Van Wyhe and Vekich from July 1, 2011 through January 24, 2012 and Directors Hanson (Chair), Day and Vekich from January 25, 2012 through June 30, 2012, all of whom are independent directors as defined in the NASDAQ Marketplace Rules and in Rule 10A-3(b)(1)(ii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to the exemption set forth in Rule 10A-3(b)(1)(iv)(B) of the Exchange Act. The Board of Directors has determined that all of the members of the Audit Committee satisfy the other requirements for audit committee membership of the NASDAQ Marketplace Rules and SEC requirements and that Director Day is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. The Board determined that Mr.  Day acquired such attributes through his experience in preparing, auditing, analyzing or evaluating financial statements containing accounting issues as generally complex as the Corporation’s financial statements. The Audit Committee acts pursuant to its Amended and Restated Charter, a copy of which is available to stockholders on the Investor Relations page of the Corporation’s website at www.homefederal.com.

#PageNum#

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Executive Compensation Overview
The Corporation has no full time employees, relying upon employees of the Bank for the limited services required by the Corporation. All compensation paid to officers and employees is paid by the Bank. This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to (i) the Corporation’s President and Chief Executive Officer, (ii) the Corporation’s former Chairman, President and Chief Executive Officer; (iii) the Corporation’s Senior Vice President, Chief Financial Officer and Treasurer, (iv) the Bank’s Senior Vice President/Chief Credit Officer, (v) the former Executive Vice President of the Corporation, and (vi) the Bank’s former Senior Vice President/Community Banking, who are collectively referred to as our “Named Executive Officers.”
The Personnel, Compensation and Benefits Committee (the “Compensation Committee”) is responsible for our executive compensation program. The Compensation Committee has adopted and regularly reviews and updates, as appropriate, a Compensation Philosophy Statement. The Compensation Philosophy Statement provides a foundation for the Compensation Committee when making executive compensation decisions, and is used as a vehicle to communicate the Corporation’s executive compensation objectives, programs, practices and rationale for the Corporation’s compensation program. The Compensation Philosophy Statement provides that:

•
Base Salary: Base salaries for Named Executive Officers should be competitive to the market median, meaning the 50th percentile of our Peer Group (as defined below). Based upon individual circumstances, actual base salary may be higher or lower than the market median.

•
Total Cash Compensation: Total cash compensation (base salary plus annual cash incentive awards) should be (i) targeted up to the 75th percentile for our Peer Group when the Corporation’s financial performance is consistent with the 75th percentile of our Peer Group’s financial performance, and (ii) targeted above the 75th percentile when the Corporation’s financial performance is above the 75th percentile of our Peer Group’s financial performance.

•
Long-Term Incentive Awards: Long-term incentive awards should align executive interests with stockholders, with equity awards generally being granted upon the Corporation achieving pre-established performance goals and for other general corporate purposes. Once awarded, long-term incentives are subject to vesting to ensure retention.

•
Total Direct Compensation: Direct compensation opportunities (which include cash compensation and long-term incentive awards) should be (i) targeted up to the 75th percentile for our Peer Group when the Corporation’s financial performance is consistent with the 75th percentile of our Peer Group’s financial performance, and (ii) targeted above the 75th percentile when the Corporation’s financial performance is above the 75th percentile of our Peer Group’s financial performance.

As pay and performance levels of our peers are not known at the time executive compensation decisions are made, actual executive compensation of the Named Executive Officers may be greater than or less than target compensation levels. It is the Compensation Committee’s intent to address variances between performance and compensation with future compensation decisions. Additionally, in order for the Compensation Committee to be responsive to our specific performance and the dynamics of the banking industry, from time to time, the above philosophies may be changed or not strictly followed.
Our executive compensation program is designed to accomplish the following objectives:

•	Foster a pay-for-performance culture that is based on our financial performance;

•	Motivate executives to assume increased responsibility and reward them for their achievement;

•	Provide compensation opportunities that are comparable to our Peer Group, allowing us to compete for, and retain, top quality, dedicated executives who are critical to our long-term success; and

•	Align executives’ interests with our stockholders through equity award opportunities.

#PageNum#

Our executive compensation program consists of elements that are generally constant (fixed pay) and that vary based on corporate performance (variable pay). Accordingly, as our financial performance increases, so does executive compensation. Conversely, if financial performance decreases, executive compensation should also decrease. In 2012, our financial performance did not meet the goals stated in our variable pay plans. Accordingly, our Named Executive Officers received no variable pay, which is consistent with our pay-for-performance objective.
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

•	Our President and Chief Executive Officer’s recommendations on executive compensation, except for his own compensation;

•	Our financial and operating performance, such as our growth in core business operating income, net charge-offs, non performing loans, growth in consolidated net income and return on equity;

•	Competitive pay information of our Peer Group;

•	Historical compensation information of each Named Executive Officer;

•	Internal compensation equity among executives; and

•	Recommendations and findings of our independent compensation consultants.
Role of Management in Setting Executive Compensation
During his tenure, our former Chairman, President and Chief Executive Officer, Curtis L. Hage, regularly attended meetings of the Compensation Committee. He did not attend executive sessions of the Compensation Committee. Mr. Hage shared with the Compensation Committee, among other things, (i) his opinion of the general competitiveness of our executive compensation program, (ii) information on our business strategies and risks, financial results and other measures of operational performance as they relate to executive compensation, and (iii) his recommendations regarding the Named Executive Officers’ annual salaries, incentive awards and other benefits and perquisites, other than himself. Mr. Hage did not make any recommendations to the Compensation Committee regarding the form or amount of his compensation in 2012.
After his appointment in October 2011 as Interim President and Chief Executive Officer, Stephen M. Bianchi, attended meetings of the Compensation Committee. He did not attend executive sessions of the Compensation Committee. Mr. Bianchi shared information with the Compensation Committee in a similar manner to the former Chairman, President and Chief Executive Officer. He did not make any recommendations to the Compensation Committee regarding the form or amount of his compensation in 2012.
Mr. Posegate, our former Executive Vice President, and other members of management, also occasionally attended Compensation Committee meetings, but not executive sessions, for informational purposes upon the request of the Compensation Committee.
Engagement and Role of the Independent Compensation Consultants
For the first half of fiscal 2012, we continued to utilize the services of two compensation consultants: McLagan, an AON Hewitt company (formerly Amalfi Consulting, LLC through December 16, 2010), an independent consulting firm (“McLagan”), which had been engaged by management in January 2010; and The Delves Group (“Delves”), which the Compensation Committee had retained in March 2010. Both McLagan and Delves provided review and analysis of the Short-Term and Long-Term Incentive Plans, the Corporation’s peer group and comparisons thereto, and other matters.
In connection with the expiration of its engagement of Delves in early 2012, the Compensation Committee reviewed its needs and potential efficiencies and costs savings, conducted a search process, and determined to engage McLagan as its compensation consultant in April 2012. In connection with its engagement by the Committee, McLagan ceased to be a consultant to management, and the Compensation Committee determined that its prior retention by management did not preclude it from serving as an independent compensation consultant to the Committee on a go-forward basis.

#PageNum#

Since its engagement as the Committee’s consultant, McLagan has advised the Compensation Committee on matters including the design of the Corporation’s Short-Term and Long-Term Incentive Plans, especially in light of the expiration of the 2002 Stock Option and Incentive Plan in September 2012, and provided competitive market data for the Corporation’s executive officers, including peer group base salary, annual incentives and long-term incentives.
Benchmarking of Executive Compensation
In June 2011, the Compensation Committee reviewed a benchmark analysis by McLagan comparing our executive compensation against a group of peer companies (“Peer Group”). Geographic location, asset size, performance, and loan portfolio were considered in selecting the Peer Group. The same Peer Group was used in the prior year except for Monroe Bancorp, which was acquired in 2011. The Peer Group consisted of:

• Ames National Corporation	• Bank of Kentucky Financial Corp.
• BankFinancial Corporation	• Baylake Corp.
• Farmers & Merchants Bancorp, Inc.	• Farmers National Banc Corp.
• First Business Financial Services, Inc.	• First Mid-Illinois Bancshares, Inc.
• Firstbank Corporation	• German American Bancorp, Inc.
• Hills Bancorporation	• Indiana Community Bancorp
• Isabella Bank Corporation	• MidWestOne Financial Group, Inc.
• QCR Holdings, Inc.	• Princeton National Bancorp, Inc.
• West Suburban Bancorp, Inc.	• S.Y. Bancorp, Inc.
The Compensation Committee elected not to use the peer group utilized in the Corporation’s performance graph, appearing under Item 5 of its Form 10-K, for purposes of benchmarking executive compensation, because the Compensation Committee believed the above companies better reflect the competition we face for executive talent.
Elements of Executive Compensation
Our executive compensation program is comprised of the following elements:

•	Base salary;

•	Annual cash incentive award;

•	Annual long-term incentive award in the form of cash, restricted stock and/or stock appreciation rights;

•	Severance arrangements;

•	Retirement benefits; and

•	Employee welfare benefits and other perquisites.
The Compensation Committee annually reviews each element of compensation for each Named Executive Officer, and then considers it collectively with the other elements of compensation to ensure each Named Executive Officer’s total compensation is consistent with our Compensation Philosophy Statement and objectives.
Each of the Named Executive Officers has entered into an employment agreement and change-in-control agreement with the Bank as further described below.
Base Salary Our Named Executive Officers receive a base level of income for the individual expertise, skills, knowledge and experience they offer to our management team. For fiscal year 2012, the Named Executive Officer’s base salaries were adjusted, as follows:

#PageNum#

Position at July 1, 2011	Base Salary as of June 30, 2011	Base Salary as of July 1, 2011	Percentage Increase in Base Salary
Stephen M. Bianchi Senior Vice President/President—Twin Cities Market of the Bank	$250,000	$258,750	4%
Curtis L. Hage Chairman, President and Chief Executive Officer of the Corporation	$359,600	$359,600	0%
Brent R. Olthoff Senior Vice President/Chief Financial Officer and Treasurer of the Corporation	$150,000	$156,000	4%
Michael Westberg Senior Vice President/Chief Credit Officer of the Bank	$140,899	$150,000	6%
Darrel L. Posegate Executive Vice President of the Corporation	$239,200	$239,200	0%
David A. Brown Senior Vice President/Community Banking of the Bank	$166,400	$166,400	0%
Annual Cash Incentive Awards Annual cash incentive awards are made pursuant to the Bank’s Senior Management Short-Term Incentive Plan (“Short-Term Incentive Plan”). The purpose of the Short-Term Incentive Plan is to motivate, reward and retain key executives, including the Named Executive Officers, by providing them competitive compensation opportunities based upon the Corporation’s achievement of pre-established financial goals. Under the Short-Term Incentive Plan, the Compensation Committee establishes at the beginning of each fiscal year financial goals pursuant to which cash incentive awards are to be made, together with the payout ranges for each Named Executive Officer based upon the Corporation’s achievement of such financial goals. Generally, awards under the Short-Term Incentive Plan are paid promptly following the Audit Committee’s acceptance of the Corporation’s audited financial statements for the applicable fiscal year.
For 2012, awards were based on a combination of measures of the Corporation’s and the Bank’s performance, weighted as noted. Awards for Messrs. Hage, Posegate and Olthoff were based upon (i) the Corporation achieving targeted consolidated core business operating income (“CBOI”) (weighted 60%); (ii) the Corporation’s net charge-offs (weighted 10%); (iii) non performing loans (weighted 10%); and (iv) the Corporation achieving targeted net income (“Net Income”) (weighted 20%). Awards for Messrs. Bianchi, Brown and Westberg were based upon (i) the Bank achieving targeted consolidated core business operating income (“CBOI”) (weighted 75%); (ii) the Corporation’s net charge-offs (weighted 12.5%); and (iii) non performing loans (weighted 12.5%).
Payout ranges were stated as a percentage of the Named Executive Officer’s respective base salary. No cash incentive awards were paid unless the Corporation achieved a threshold level of performance, which for Messrs. Hage, Olthoff and Posegate in 2012 included: (i) CBOI for the Corporation of $9,185,000; (ii) ranking in the top 50th percentile for net charge-offs and non performing loans; and (iii) Net Income for the Corporation of $5,730,000. For Messrs. Bianchi, Brown and Westberg, the threshold levels of performance were (i) CBOI for the Bank of $12,190,000 and (ii) ranking in the top 50th percentile for net charge-offs and non performing loans. The Compensation Committee has discretion to adjust any of the approved metrics to (i) exclude from the calculation thereof any single, nonrecurring event that resulted in either a 10% increase or decrease on the incentive calculation, and (ii) adjust the calculation thereof as the result of significant or material events. During 2012, the Compensation Committee did not exercise such discretion.
Each of Messrs. Hage, Posegate and Olthoff could have earned an award of:

•
20% of his respective base salary, if the Corporation’s CBOI and Net Income were equal to or greater than $9,185,000 and $5,730,000, respectively, and net charge-offs and non performing loans ranked in the top 50th percentile;

•
40% of his respective base salary, if the Corporation’s CBOI and Net Income were equal to or greater than $10,515,000 and $6,615,000, respectively, and net charge-offs and non performing loans ranked in the top 25th percentile;

•
60% of his respective base salary, if the Corporation’s CBOI and Net Income were equal to or greater than $13,240,000 and $8,430,000, respectively, and net charge-offs and non performing loans ranked in the top 20th percentile; or

#PageNum#

•
80% of his respective base salary, if the Corporation’s CBOI and Net Income were equal to or greater than $15,950,000 and $10,000,000, respectively, and net charge-offs and non performing loans ranked in the top 10th percentile.

Each of Messrs. Bianchi, Brown, and Westberg could have earned an award of:

•	11.25% of his respective base salary, if the Bank’s CBOI was equal to or greater than $12,190,000 and net charge-offs and non performing loans ranked in the top 50th percentile;

•	22.5% of his respective base salary, if the Bank’s CBOI was equal to or greater than $13,230,000 and net charge-offs and non performing loans ranked in the top 25th percentile;

•	33.75% of his respective base salary, if the Bank’s CBOI was equal to or greater than $16,215,000 and net charge-offs and non performing loans ranked in the top 20th percentile; or

•	45% of his respective base salary, if the Bank’s CBOI was equal to or greater than $18,945,000 and net charge-offs and non performing loans ranked in the top 10th percentile.
Under the Short-Term Incentive Plan, cash incentive awards are interpolated to the extent that actual results fall between designated target levels.
During 2012, the Corporation continued to be focused on core business operating income, net income and asset quality. The Compensation Committee used these metrics to measure performance and payouts under the Short-Term Incentive Plan because they bear a direct relationship to our business plan and are a direct measurement of our underlying profitability. The Compensation Committee believes that paying annual cash incentive awards based upon these metrics aligns our executives’ interests with our stockholders, as well as fostering a pay-for-performance culture.
In determining the financial goals and payout ranges under the Short-Term Incentive Plan, the Compensation Committee considered (i) standards of our Peer Group, and (ii) the capacity to reward favorable performance, when and if achieved. McLagan advised the Corporation that core business operating income, net income and the credit quality measures of net charge-offs and non performing loans were aligned with the marketplace expectations. Additionally, Messrs. Hage, Olthoff and Posegate were eligible to earn a greater cash incentive award than the other Named Executive Officers as a result of their greater roles and responsibilities within the Corporation and the Bank.
For 2012, the Corporation’s CBOI and Net Income were $7,597,169 and $5,164,663, respectively; and charge-offs and non performing loans ranked above the 50th percentile of the Peer Group, respectively. The Bank’s CBOI was $11,911,876 and charge-offs and non performing loans ranked above the 50th percentile of the Peer Group, respectively. Accordingly, no awards were made under the Short-Term Incentive Plan.
Annual Long-Term Incentive Awards Annual long-term incentive awards are made pursuant to the Bank’s Senior Management Stock Based Long-Term Incentive Plan (“Long-Term Incentive Plan”). The purpose of the Long-Term Incentive Plan is to reward key employees, including the Named Executive Officers, for the attainment of long-term goals of the Corporation. Generally, awards are payable in the form of cash, stock appreciation rights and/or restricted stock. Equity awards granted under the Long-Term Incentive Plan are issued from the pool of shares reserved for issuance under the Corporation’s 2002 Stock Option and Incentive Plan and are governed by the terms of such plan. Generally, long-term incentives are awarded promptly following the Audit Committee’s acceptance of the Corporation’s audited financial statements for the applicable fiscal year.
At the beginning of each fiscal year, the Compensation Committee establishes the financial goals pursuant to which incentive awards are made under the Long-Term Incentive Plan, together with the payout ranges for each Named Executive Officer upon the Corporation’s achievement of such financial goals.
For 2012, payment of long-term incentive awards was based upon the Corporation’s return on equity (“ROE”) and the payout ranges were stated as a percentage of each Named Executive Officer’s respective base salary. No long-term incentive awards would be paid unless the Corporation achieved a threshold level of performance, which in 2012 was a 5.50% ROE. In calculating ROE, the Compensation Committee had discretion to (i) exclude from the calculation thereof any single, non recurring event that results in either a 10% increase or decrease on the incentive calculation, and (ii) adjust the calculation thereof as the result of significant or material events. During 2012, the Compensation Committee did not exercise such discretion.

#PageNum#

For 2012, the Compensation Committee determined that incentive awards under the Long-Term Incentive Plan would be allocated 75% in the form of restricted stock and 25% in the form of stock appreciation rights (“SARs”) settled in our Common Stock, except for the award to Mr. Hage, which would be paid 100% in the form of phantom stock, paid in cash.
In determining the allocation of awards between cash, restricted stock and/or SARs, the Compensation Committee considered (i) the appropriate balance between awards for past performance and incentives for future performance, (ii) overall risk of the pay package, and (iii) award sizes in prior years. Except for Mr. Hage, the Named Executive Officer’s current holdings of our Common Stock were not considered. With respect to Mr. Hage, the Compensation Committee determined that phantom stock awards, in lieu of equity awards, would provide a more appropriate form of incentive compensation in light of Mr. Hage’s level of tenure and level of ownership of the Corporation.
Generally, restricted stock awards and SARs granted under the Long-Term Incentive Plan vest in one-fourth annual increments, beginning on the first anniversary of their grant date. The vesting schedule was strategically chosen to be competitive and enhance our retention efforts. The exercise price of the SARs is equal to the closing sale price of our Common Stock on the date of grant. The restricted stock awards do not have an exercise price. Dividends are paid on restricted stock awards at the same rate as our Common Stock. Dividends are not paid on SARs.
For 2012, the Compensation Committee established the following payout ranges based upon the Corporation achieving a minimum ROE of 5.50%:
Each of Messrs. Hage, Posegate and Olthoff could have earned an award of:

•	20% of his respective base salary, if ROE was equal to or greater than 5.50%;

•	40% of his respective base salary, if ROE was equal to or greater than 7.00%;

•	60% of his respective base salary, if ROE was equal to or greater than 8.50%; or

•	a maximum bonus of 80% of his respective base salary, if ROE was equal to or greater than 10.00%.
Each of Messrs. Bianchi, Brown and Westberg could have earned an award of:

•	11.25% of his respective base salary, if ROE was equal to or greater than 5.50%;

•	22.5% of his respective base salary, if ROE was equal to or greater than 7.00%;

•	33.75% of his respective base salary, if ROE was equal to or greater than 8.50%; or

•	a maximum bonus of 45% of his respective base salary, if ROE was equal to or greater than 10.00%.
Under the Long-Term Incentive Plan, incentive awards are interpolated to the extent that actual ROE falls between designated target levels.
During 2012, the Corporation continued to be focused on ROE. The Compensation Committee used ROE as it bears a direct relationship to our business plan and is a direct measurement of our underlying profitability. Paying long-term incentive awards based upon ROE is meant to align our executives’ interests with our stockholders, as well as foster a pay-for-performance culture
In setting the above payout ranges and the ROE performance levels, the Compensation Committee considered (i) standards of our Peer Group, and (ii) the capacity to reward favorable performance, when and if achieved. McLagan advised the Corporation that the ROE performance levels were aligned with the marketplace. Additionally, Messrs. Hage, Olthoff and Posegate were eligible to earn a greater long-term incentive award than the other Named Executive Officers as a result of their greater roles and responsibilities within the Corporation and the Bank.
For 2012, the Corporation’s ROE was 5.41%, which did not meet the financial goal stated in the Long-Term Incentive Plan. Accordingly, no long-term incentives were awarded to the Named Executive Officers.
Compensation Clawback Both the Short-Term Incentive Plan and the Long-Term Incentive Plan include a “clawback” feature under which, if the Compensation Committee determines, in its sole discretion, that a participant received

#PageNum#

a payment based on materially inaccurate financial statements, reviews, gains, or any other materially inaccurate criteria used in determining the incentive calculation, then the Compensation Committee shall determine the overpayment amount and demand repayment from the plan participant.
Severance Arrangements Each of the Named Executive Officers has previously entered into an employment agreement and change-in-control agreement with the Bank. See “Employment Agreements” and “Potential Payments Upon Termination or a Change-in-Control” for a detailed discussion of the terms and conditions of these agreements.
Retirement Benefits The Bank provides retirement benefits to all of its employees, including the Named Executive Officers, through the following plans:

•	HF Financial Corp. Pension Plan, a defined benefit pension plan;

•	HF Financial Corp. Employee Stock Ownership Plan; and

•	HF Financial Corp. 401(k) Plan.
In addition to the above, during 2012, Messrs. Hage and Bianchi received contributions under the HF Financial Corp. Excess Pension Plan, an unfunded non-qualified excess pension plan (the “Excess Pension Plan”). The Bank and Mr. Hage also previously entered into an Amended and Restated Deferred Compensation Agreement (the “Deferred Compensation Agreement”). As of June 30, 2008, we are no longer granting shares of our Common Stock to any Bank employees under the ESOP.
The above plans, as well as the Deferred Compensation Agreement, are designed in combination to provide an appropriate level of replacement income upon retirement. Further discussion of these plans and the Deferred Compensation Agreement is set forth below.
Employee Welfare Benefits and Other Perquisites The Named Executive Officers are eligible to participate in the Bank’s flexible benefits plans, which are generally available to all Bank employees. Under these plans, all employees are entitled to medical, dental, life insurance and long-term disability coverage. Additionally, all of the Bank employees are entitled to vacation, sick leave and other paid holidays. The Compensation Committee believes that the Corporation’s commitment to provide the employee benefits summarized above recognizes that the health and well-being of our employees contribute directly to a productive and successful work life that enhances results for the Corporation and its stockholders.
In addition to the employee welfare benefits discussed above, the Named Executive Officers generally receive the following perquisites:

•	401(k) matching contributions

•	Country club dues

•	Executive disability coverage

•	Travel reimbursement for spouses to attend certain events
The Compensation Committee believes these perquisites help attract and retain the Named Executive Officers by offering compensation opportunities that are competitive with our Peer Group. The Compensation Committee believes these benefits and perquisites provide a more tangible incentive than an equivalent amount of cash compensation. In determining total compensation payable to the Named Executive Officers in 2012, the Compensation Committee considered these benefits and perquisites. However, as these benefits and perquisites represent a relatively insignificant portion of the Named Executive Officers’ total compensation, they did not materially influence the Compensation Committee’s decision in setting such executive’s total compensation.
See the “Summary Compensation Table” set forth below for a description of the benefits and perquisites received by the Named Executive Officers in 2012.

#PageNum#

Appointment of President and Chief Executive Officer
In October 2011, the Board appointed Stephen M. Bianchi, previously the Corporation’s Senior Vice President / President — Twin Cities Market, as the Corporation’s Interim President and Chief Executive Officer. Pursuant to a Letter Agreement dated October 14, 2011 which amended his existing employment agreement in part, we agreed that Mr. Bianchi would receive an additional $10,000 in salary per month and reimbursement of expenses incurred in connection with travel to and residing in the Sioux Falls area during the period that he served as our Interim President and Chief Executive Officer. He was also eligible to receive incentive payments of up to $50,000 in the aggregate for fiscal year 2012 upon achievement of certain goals. In addition, the term of his employment agreement with the Bank was extended to July 1, 2013.
Mr. Bianchi received incentive payments of $50,000 in June 2012, upon the Board’s determination that he had met the goals they had set forth.
In July 2012, the Board appointed Mr. Bianchi as the Corporation’s President and Chief Executive Officer. In connection with Mr. Bianchi’s appointment, the Bank and Mr. Bianchi entered into a new Employment Agreement and Change in Control Agreement, both dated July 26, 2012, which replaced his previous employment agreement and change in control agreement. The Compensation Committee also granted Mr. Bianchi a restricted stock award for 9,000 shares of the Corporation’s Common Stock pursuant to the 2002 Stock Option and Incentive Plan, which vests one-half on June 30, 2013 and one-half on June 30, 2014.
Year-End Bonuses for other Executive Officers
In June 2012, the Compensation Committee determined to grant cash bonuses for fiscal year 2012 performance to certain of the Company’s officers in recognition of the contributions they made to the Corporation during the fiscal year. In particular, Mr. Olthoff received a bonus of $15,600 in recognition of his work, including managing an expense reduction initiative and guiding the transition in regulatory reporting, and Mr. Westberg received a bonus of $15,000, which recognized in part his significant role in improving asset quality and enhancements to the credit administration process.
2013 Executive Compensation
The Compensation Committee made certain adjustments to executive compensation for fiscal year 2013 after consultation with McLagan, based upon its review of compensation for the Peer Group, and understanding current and emerging best practices for the banking industry.
For fiscal year 2013, the Compensation Committee increased base salary, as follows:

	Base Salary as of June 30, 2012	Base Salary as of July 1, 2012	Percentage Increase in Base Salary	Base Salary as of July 31, 2012	Percentage Increase in Base Salary
Stephen M. Bianchi	$258,750[1]	$258,750[1]	0%	$350,000	35.25%
Brent R. Olthoff	$156,000	$171,000	9.62%	$171,000	0%
Michael Westberg	$150,000	$163,000	8.67%	$163,000	0%
1 Does not include the additional $10,000 per month paid during Mr. Bianchi's service as Interim President and Chief Executive Officer pursuant to a Letter Agreement between Mr. Bianchi and the Corporation.
The Compensation Committee approved the grant of short-term incentive awards under the Corporation’s Short-Term Incentive Plan for fiscal year 2013 based on a combination of measures of the Corporation’s and the Bank’s performance, weighted as noted. Awards will be based upon (i) the Bank achieving targeted net income (weighted 75%); (ii) net charge-offs (weighted 10%); and (iii) non performing loans (weighted 15%).
Each of the Corporation’s currently employed Named Executive Officers earn aggregate short-term incentive payouts ranging from 20.0% to 80.0% of their 2012 base salary, with target payouts set at 40.0%. All incentive awards under the Short-Term Incentive Plan are paid in cash.
For fiscal year 2013, incentive awards under the Long-Term Incentive Plan for the Named Executive Officers will be based upon the Corporation achieving certain target levels of ROE. Awards under the Long-Term Incentive Plan will be paid in cash, vesting over four years, in 2013 due to the expiration of the 2002 Stock Option and Incentive Plan.
Each of the Corporation’s currently employed Named Executive Officers can earn long-term incentive awards ranging from 20.0% to 80.0% of their base salary, with target payouts set at 40.0%.

#PageNum#

The incentive levels for fiscal year 2013 were determined with the assistance of McLagan, the Committee's compensation consultant. Each of the metrics noted above will be calculated as set forth in the Corporation’s audited financial statements for fiscal year 2013, except that any change in the approved metrics caused by a single, non-recurring event that results in a 10% change in such metric will be reviewed by the Compensation Committee and may be excluded from the calculation at the committee’s discretion, and the Compensation Committee may also further adjust the approved metrics as the result of significant or material events in its discretion. All incentive awards will be paid following acceptance of the Corporation’s audited financial statements for fiscal year 2013 by the Audit Committee.
Risks Arising from Compensation Policies and Practices
A risk assessment of the Corporation’s compensation plans and practices was conducted during fiscal 2012, with assistance from McLagan, which concluded that they do not create risks that are reasonably likely to have a material adverse effect on the Corporation. The Compensation Committee has reviewed and concurred with the conclusion. The risk assessment process included, among other things, a review of (i) all key incentive compensation plans to ensure they are aligned with our pay-for-performance philosophy and include performance metrics that meet and support our corporate goals, and (ii) the overall compensation mix to ensure an appropriate balance between fixed and variable pay components and between short-term and long-term incentives. The objective of this process was to identify any compensation plans and practices that may encourage employees to take unnecessary risk that could threaten the Corporation. No such plans or practices were identified.
Tax Considerations
Generally, section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation the Corporation may deduct for federal income tax purposes in any one year with respect to the Corporation’s covered employees. However, compensation that is “performance‑based,” which is compensation that is paid pursuant to pre-established objective performance goals that are based on criteria approved by the stockholders and is determined and administered by the Compensation Committee according to related regulations, is excluded from this $1,000,000 limitation and is deductible by the Corporation.
Equity Grant Practices
The Compensation Committee has approved, or recommended to the Board of Directors for approval, all grants of equity compensation to the Named Executive Officers. The Corporation does not have a formal policy on timing of equity grants in connection with the release of material non-public information. In the event that material non-public information becomes known to the Compensation Committee prior to granting equity awards, the Compensation Committee will take the existence of such information under advisement and make an assessment in its business judgment whether to delay the grant of the equity award in order to avoid the appearance of any impropriety.
Personnel, Compensation and Benefits Committee Report
The Personnel, Compensation and Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Personnel, Compensation and Benefits Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and its proxy statement for the 2012 Annual Meeting of Shareholders.
HF Financial Corp. Personnel, Compensation and Benefits Committee
David J. Horazdovsky (Chairperson)
John W. Palmer
Thomas L. Van Wyhe

#PageNum#

Executive Compensation
The following table summarizes total compensation paid or earned by our Named Executive Officers who served in such capacities during our fiscal years 2012, 2011 and 2010.
The base salaries of our Named Executive Officers for 2012 accounted for approximately 79%, 6%, 61%, 65%, 28% and 26%, of the total compensation of Messrs. Bianchi, Hage, Olthoff, Westberg, Posegate and Brown, respectively. No cash incentive awards were paid to our Named Executive Officers under the Short-Term Incentive Plan (or to Mr. Hage under the Long-Term Incentive Plan) for 2012.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)[6]	Stock Awards ($)[7]	Option/ SAR Awards ($)[7]	Non-Equity Incentive Plan Compensation ($)[8]	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)[9]	All Other Compensation ($)[10]	Total ($)
Stephen M. Bianchi, [1] President and Chief Executive Officer of the Corporation	2012	348,750[5]	50,000	0	0	0	17,766	23,283	439,800
	2011	250,000	39,375	39,600[11]	0	0	14,700	15,871	359,546
	2010	250,000	0	0	0	0	0	0	250,000
Curtis L. Hage, [2] Former Chairman, President and Chief Executive Officer of the Corporation	2012	179,800	0	0	0	0	123,966	2,539,350	2,843,116
	2011	359,600	0	0	0	21,001	124,933	42,477	548,011
	2010	359,600	0	0	0	0	93,842	56,320	509,762
Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer of the Corporation	2012	156,000	15,600	61,250[12]	0	0	11,491	13,366	257,707
	2011	150,000	0	0	0	7,290	11,633	15,934	184,857
	2010	142,000	10,000	0	0	0	18,052	22,285	192,337
Michael Westberg, Senior Vice President/Chief Credit Officer of the Bank	2012	150,000	15,000	42,875[12]	0	0	13,777	10,534	232,186
	2011	140,899	0	0	0	5,786	13,070	16,167	175,922
	2010	128,750	0	0	0	0	15,727	13,155	157,632
Darrel L. Posegate, [3] Former Executive Vice President of the Corporation	2012	239,200	0	0	0	0	2,380	610,456	852,036
	2011	239,200	0	0	0	13,969	30,926	38,663	322,759
	2010	239,200	0	0	0	0	43,679	48,116	330,995
David A. Brown, [4] Former Senior Vice President/Community Banking of the Bank	2012	166,400	0	0	0	0	12,979	462,388	641,768
	2011	166,400	0	0	0	6,833	17,241	20,343	210,817
	2010	160,000	0	0	0	0	23,220	27,098	210,318

1 Mr. Bianchi was appointed Interim President and Chief Executive Officer on October 14, 2011 and was named President and Chief Executive Officer July 26, 2012.
2 Mr. Hage’s title changed to Special Advisor on October 14, 2011, and he retired on December 31, 2011.
3 On October 4, 2011, Mr. Posegate resigned from his positions as Executive Vice President of the Corporation and President of the Bank.
4 On January 13, 2012, Mr. Brown resigned from his position as Senior Vice President/Community Banking of the Bank.
5 Includes base salary of $258,750 plus an additional $10,000 per month paid during Mr. Bianchi's service as Interim President and Chief Executive Officer pursuant to a Letter Agreement between Mr. Bianchi and the Corporation.

#PageNum#

6 Reflects (i) the cash incentive award for Mr. Bianchi under his cash incentive arrangement (which was earned in fiscal year 2011, but not paid until fiscal year 2012); (ii) a merit award based on performance in fiscal year 2012 that was paid in cash in fiscal year 2013 for Messrs. Olthoff and Westberg; and (iii) a merit award based on performance that was paid in cash in fiscal year 2010 to Mr. Olthoff.
7 Reflects the compensation expense recognized for restricted stock, stock options and stock appreciation rights granted in 2010 through 2012, as applicable, by the Corporation for financial statement reporting purposes during 2012, 2011 and 2010 in accordance with FASB ASC Topic 718 (formerly FAS 123R), except no assumptions for forfeitures were included. For additional information, refer to Note 16 of “Notes to Consolidated Financial Statements” in the Corporation’s Form 10-K for the year ended June 30, 2012 (the “Form 10-K”). See the “Grants of Plan-Based Awards in Fiscal 2012” table for information on awards made in 2012. These grants were made under the Corporation’s Long-Term Incentive Plan.
8 Reflects the cash incentive awards made under the Short-Term Plan.
9 Reflects (i) the net increase in the actuarial present value of the Named Executive Officers’ accumulated benefits under the Corporation’s Pension Plan and Excess Pension Plan, as applicable, and (ii) above‑market interest (interest in excess of 120% of the federal long-term rate) on deferred compensation of Mr. Hage under his Deferred Compensation Agreement. The amounts attributed to items (i) and (ii) are set forth immediately below:

		Increase in Actuarial Present Value of Pension Benefits		Above Market Interest on Deferred Compensation ($)
Name		Pension Plan ($)	Excess Pension Plan ($)
Stephen M. Bianchi	2012	15,384	2,383	0
	2011	14,700	0	0
	2010	0	0	0
Curtis L. Hage	2012	106,770	17,196	0
	2011	98,344	26,589	0
	2010	43,851	49,991	0
Brent R. Olthoff	2012	11,919	(428)	0
	2011	10,618	1,015	0
	2010	12,884	5,168	0
Michael Westberg	2012	14,214	(437)	0
	2011	12,702	368	0
	2010	13,359	2,368	0
Darrel L. Posegate	2012	4,107	(1,727)	0
	2011	19,614	11,313	0
	2010	18,137	25,542	0
David A. Brown	2012	13,499	(520)	0
	2011	15,609	1,632	0
	2010	16,853	6,367	0
10 Set forth below is a detail summary of the amounts included under the “All Other Compensation” column for 2012:

	All Other Compensation for 2012A
Name	Severance Payments ($)	401k Plan Matching Contribution ($)	Pension Plan Contribution ($)B	Country Club Dues ($)	Executive Disability Plan Premium ($)C	Travel Reimbursement ($)D	Retirement Benefit Payments ($)	Total Other Compensation ($)
Stephen M. Bianchi	0	7,350	7,964	5,278	2,691	0	0	23,283
Curtis L. Hage	0	3,755	6,876	6,166	2,396	295	2,519,862E	2,539,350
Brent R. Olthoff	0	1,899	4,088	5,952	990	437	0	13,366
Michael Westberg	0	4,674	4,869	0	992	0	0	10,534
Darrel L. Posegate	601,982	2,351	0	5,151	972	0	0	610,456
David A. Brown	446,624	2,701	5,728	5,952	1,383	0	0	462,388

A    All amounts reported are based upon the Corporation's direct costs in providing the listed perquisites.

B	For Mr. Bianchi, includes contributions to the Pension Plan and Excess Pension Plan of $7,664 and $300, respectively. For Mr. Hage, includes contributions to the Excess Pension Plan of $6,876. For

#PageNum#

Messrs. Olthoff, Westberg and Brown, includes contributions to the Pension Plan of $4,088, $4,869, and $5,728, respectively.
C    Relates to the premiums paid by the Bank for the Executive Disability Plan.

D	The Bank reimburses travel expenses for a spouse to attend special events if attendance at the event is considered to have a business purpose or is important to the success of the event.

E
Includes: (i) $24,610 for Personal Time Off (“PTO”) earned; (ii) $686,970 distributed under the terms of the Deferred Compensation Plan; (iii) $445,037 distributed under Mr. Hage's 401(k) plan; (iv) $1,194,952 distributed pursuant to the Pension Plan; (v) $168,293 distributed pursuant to the Excess Pension Plan; and (vi) 14,552 shares distributed in-kind under the Employee Stock Ownership Plan.

11 Relates to an award of restricted stock granted in fiscal 2011 in connection with Mr. Bianchi’s employment arrangement.
12 Relates to an award of restricted stock granted in fiscal 2012.

Employment Agreements
The Corporation, through its wholly owned subsidiary, the Bank, has entered into employment agreements with each of its Named Executive Officers.
Agreements with Current Executive Officers
Mr. Bianchi entered into an employment agreement and change-in-control agreement with the Bank on July 26, 2012, which replaced the earlier agreements between him and the Bank. His employment agreement has an initial term through June 20, 2014, and thereafter may be renewed for not less than one year by mutual agreement of the parties no later than 90 days before the end of the term.
Messrs. Olthoff and Westberg have previously each entered into Amended and Restated Employment Agreements and Amended and Restated Change-in-Control Agreements with the Bank. Each of the employment agreements has a current term of one year, which automatically renews on July 1 for an additional year unless, on or before March 31 of the previous year, either the Bank or the executive officer elects to terminate the employment agreement.
Under their employment agreements, Messrs. Bianchi, Olthoff and Westberg are each guaranteed a base salary of no less than $350,000, $132,000, and $125,000, respectively, which may be subsequently increased as determined appropriately by the Compensation Committee. In addition to base salary, under the employment agreements each executive officer is entitled to:

•	participate in the Bank’s executive incentive plans, and

•
all other benefits generally made available to the Bank’s other employees (including, but not limited to term life insurance, medical, dental and disability coverage, paid personal time off and certain retirement benefits).

Under the terms of the employment agreements, the Bank has the right to immediately terminate each Named Executive Officer for “cause” (as defined below). Additionally, the Bank may, in its reasonable discretion, terminate each executive officer (without prior notice) if he is absent from work for a period of time or in a manner that materially affects the functioning of the Bank or the executive officer’s direct or indirect reports. Either the Bank or the executive officer may terminate his employment agreement at any time upon 60 days' written notice. Additionally, each executive officer’s employment under his employment agreement automatically terminates upon his death. For a detailed description of the severance provisions contained in each of the Named Executive Officers’ employment agreements, please refer to “Potential Payments Upon Termination or a Change-In-Control” set forth below.
Agreements with Former Executive Officers
On July 21, 2010, Mr. Hage notified the Board of Directors that he would retire effective December 31, 2011 from his positions as an officer of the Corporation and the Bank. In connection with this announcement, the Bank and Mr. Hage entered into an agreement to extend Mr. Hage’s employment through December 31, 2011 (the “Revised Employment Agreement”) which became effective on July 1, 2011. Under the Revised Employment Agreement, Mr. Hage continued to receive the same base salary and benefits as he previously received under his Amended and Restated Employment Agreement and was eligible to receive prorated incentive compensation. The Revised Employment Agreement was terminable by the Bank immediately for “cause,” which included material violation of a law or regulation that either governed Mr. Hage’s

#PageNum#

conduct as an officer of the Bank or in the reasonable opinion of the Bank affected Mr. Hage’s fitness to serve in his position, substantial neglect of duties, action or inaction that materially and adversely impacted the Bank’s safety, soundness, security, assets, customers or employees, dishonesty of a material nature, failure to comply with material rules, regulations or policies of the Bank, engaging in personal conduct which when considering Mr. Hage’s position with the Bank would materially detract from the Bank’s business reputation in the community served, material breach of any material covenant of the Revised Employment Agreement, or willful and material misconduct. Either the Bank or Mr. Hage could terminate the Revised Employment Agreement without cause upon written notice. In the event the Bank had terminated the Revised Employment Agreement without cause, Mr. Hage would have continued to receive his base salary through December 31, 2011, as severance pay. Additionally, the Revised Employment Agreement would have automatically terminated upon Mr. Hage’s death and could be terminated by the Bank in the event of Mr. Hage’s disability as defined under the Bank’s Disability Plan. The Bank could terminate the Revised Employment Agreement if Mr. Hage was absent from work for a period of time or in a manner that materially affected the functioning of the Bank or his direct or indirect reports; provided, however that the Bank could not terminate Mr. Hage for absence resulting from approved extended vacation, leave of absence or temporary relocation. The Revised Employment Agreement contained non-competition and non-solicitation provisions that continue for a one-year period after termination of employment, as well as confidentiality provisions. Mr. Hage retired on December 31, 2011. For a description of payments made to Mr. Hage in connection with his retirement, please see “Potential Payments upon Termination or a Change-in-Control,” below.
Messrs. Posegate and Brown each had an employment agreement and change-in-control with the Bank at the time of their resignations, on substantially the same terms as the other executive officers. In connection with the resignation of Mr. Posegate, we entered into a separation agreement dated October 4, 2011 pursuant to which we agreed to pay Mr. Posegate separation payments aggregating to his base salary from September 1, 2011 to June 30, 2012 and medical (COBRA) benefits through June 30, 2012 (if eligible). In connection with Mr. Brown’s resignation, we entered into a separation agreement dated January 13, 2012 pursuant to which we agreed to pay separation payments aggregating to six months of his base salary and medical (COBRA) benefits through July 31, 2012 (if eligible). Each executive agreed to a discharge of claims, along with certain agreements not to compete and not to solicit our employees for one year following the agreement. Further information on amounts paid under these agreements is set forth under “Potential Payments upon Termination or a Change-in-Control,” below.

#PageNum#

Grants of Plan-Based Awards

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards[2]			Estimated Possible Payouts Under Equity Incentive Plan Awards[3]
Name (a)	Award Type[1] (b)	Grant Date (c)	Threshold ($) (d)	Target ($) (e)	Maximum ($) (f)	Threshold (#) (g)	Target (#) (h)	Maximum (#) (i)	Grant Date Fair Value of Stock and SAR Awards ($)[4] (l)
Stephen M. Bianchi
S-T Incentive Plan	Cash	6/30/11	29,109	58,219	116,438
L-T Incentive Plan	RS	6/30/11				1,698	3,397	6,793	0
L-T Incentive Plan	SAR	6/30/11				17,969	35,938	71,875	0
Curtis L. Hage
S-T Incentive Plan	Cash	6/30/11	35,960	71,920	143,840				0
L-T Incentive Plan	Cash	6/30/11	35,960	71,920	143,840				0
Brent R. Olthoff
S-T Incentive Plan	Cash	6/30/11	31,200	62,400	124,800
L-T Incentive Plan	RS	6/30/11				1,820	3,641	7,281	0
L-T Incentive Plan	SAR	6/30/11				19,259	38,519	77,031	0
Darrel L. Posegate
S-T Incentive Plan	Cash	6/30/11	47,840	95,680	191,360
L-T Incentive Plan	RS	6/30/11				2,791	5,582	11,165	0
L-T Incentive Plan	SAR	6/30/11				29,531	59,062	118,123	0
Michael Westberg
S-T Incentive Plan	Cash	6/30/11	16,875	33,750	67,500
L-T Incentive Plan	RS	6/30/11				985	1,969	3,938	0
L-T Incentive Plan	SAR	6/30/11				10,417	20,833	41,667	0
David A. Brown
S-T Incentive Plan	Cash	6/30/11	18,720	37,440	74,880
L-T Incentive Plan	RS	6/30/11				1,092	2,184	4,369	0
L-T Incentive Plan	SAR	6/30/11				11,556	23,111	46,222	0

1Award type:
Cash = cash incentive award
RS = restricted stock award
SAR = stock appreciation right settled in our Common Stock
2Reflects (i) the range of annual cash incentive awards payable to all Named Executive Officers under the Bank’s Short-Term Incentive Plan (the “S-T Incentive Plan”) for 2012, and (ii) the range of the annual long-term incentive award payable in cash to Mr. Hage under the Bank’s Long-Term Incentive Plan (the “L-T Incentive Plan”) for 2012.
As further discussed in the Compensation Discussion and Analysis (“CD&A”) section, under the S-T Incentive Plan, the Named Executive Officers may earn cash incentive awards upon the Corporation achieving a combination of measures of the Corporation’s performance. The payout ranges of the cash incentive award are stated as a percentage of their respective base salary. In 2012, for Messrs. Hage, Posegate and Olthoff to receive awards under the S-T Incentive Plan, the Corporation had to achieve a minimum threshold of (i) core business operating income (“CBOI”) for the Corporation of $9,185,000, weighted at 60%, (ii) net charge-offs in the 50th percentile of the Peer Group, weighted at 10%, (iii) non performing loans in the 50th percentile of the Peer Group, weighted at 10%, and (iv) consolidated net income for the Corporation of $5,730,000, weighted at 20%. For Messrs. Bianchi, Brown and Westberg to receive an award, the minimum thresholds were (i) consolidated core business operating income (“CBOI”) for the Bank of $12,190,000, weighted at 75%, (ii) net charge-offs in the 50th percentile of the Peer Group, weighted at 12.5%, and (iii) non performing loans in the 50th percentile of the Peer Group, weighted at 12.5%.

#PageNum#

The amounts reflected in the “Target” column for the S-T Incentive Plan awards are, for Messrs. Hage, Posegate and Olthoff, based upon the Corporation achieving CBOI of $10,515,000, (ii) net charge-offs in the top 25th percentile of the Peer Group, (iii) non performing loans in the top 25th percentile of the Peer Group, and (iv) consolidated net income for the Corporation of $6,615,000, with weightings remaining the same. For Messrs. Bianchi, Brown, and Westberg, the “Target” payouts were based upon consolidated core business operating income (“CBOI”) for the Bank of $13,230,000, (ii) net charge-offs in the top 25th percentile of the Peer Group, and (iii) non performing loans in the top 25th percentile of the Peer Group, with weightings remaining the same.
Based on actual performance in 2012, no awards were made.
3Reflects the range of restricted stock awards and stock appreciation rights payable to all of the Named Executive Officers, except Mr. Hage, under the L-T Incentive Plan in 2012. As further discussed in CD&A, the Named Executive Officers may earn long-term incentive awards in the form of cash, restricted stock and/or stock appreciation rights upon the Corporation achieving certain return on equity goals. The payout ranges of the long-term incentive awards are stated as a percentage of the Named Executive Officer’s respective base salary. In 2012, the Corporation had to achieve a minimum threshold of 5.50% return on equity for any long-term incentive awards to be paid to the Named Executive Officers, with the maximum threshold being 10.00% return on equity. The amounts reflected in the “Target” column for the L-T Incentive Plan awards are based upon the Corporation achieving a return on equity of 7.00% for 2012. Under the L-T Incentive Plan, (i) Mr. Hage’s incentive award would have been paid in cash (as discussed above), and for our other Named Executive Officers the incentive award would have been paid 75% in restricted stock and 25% in stock appreciation rights settled in our Common Stock.
4Based on actual performance in 2012, no awards were made.
Outstanding Equity Awards at Fiscal Year-End

		Option/SAR Awards[1]				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable	Option/SAR Exercise Price ($)	Option/ SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)[2]
Stephen M. Bianchi	7/28/10	0	0			3,000[5]	36,420
Curtis L. Hage[7]	0	0	0	0	0	0	0
Brent Olthoff	9/12/07	378	0	16.1	9/12/2017
	9/10/08	2,557	852[3]	14.71	9/10/2018	119[3]	1,445
	9/9/09	3,395	3,394[4]	12.48	9/9/2019	476[4]	5,779
	3/16/12					5,000[6]	60,700
Darrel L. Posegate[8]	0	0	0	0	0	0	0
Michael Westberg	9/11/02	1,563	0	9.92	9/12/2012
	9/10/03	1,299	0	14.75	9/10/2013
	9/8/04	2,965	0	14.88	9/8/2014
	9/13/06	527	0	16.00	9/13/2013
	9/12/07	1,782	0	16.1	9/12/2017
	9/10/08	2,009	670[3]	14.71	9/10/2018	94[3]	1,141
	9/9/09	3,215	3,214[4]	12.48	9/9/2019	450[4]	5,463
	3/16/12					3,500[6]	42,490
David A. Brown[9]	0	0	0	0	0	0	0

1Stock options and stock appreciation rights settled in our Common Stock are included in these columns.
2Market value of the unvested restricted stock is based upon the closing market price of our Common Stock on June 30, 2012 of $12.14, which was the last business day of fiscal year 2012.
3The remainder of this award vested 9/10/2012.
4The award vested 25% on 9/9/2012 and will vest 25% on 9/9/2013.

#PageNum#

5The award vested 25% on 7/28/2012, and will vest 25% on 7/28/2013 and 25% on 7/28/2014.
6The award will vest 33-1/3% on 3/16/2013, 33-1/3% on 3/16/2014 and 33-1/3 on 3/16/2015.
7Mr. Hage retired on December 31, 2011. Vested options were available for exercise for a period of 90 days following his retirement. Any such options that were exercised are shown in the Option Exercises and Stock Vested in 2012 table below.
8On October 4, 2011, Mr. Posegate resigned from his positions as Executive Vice President of the Corporation and President of the Bank. Awards of unvested restricted stock were forfeited at that time. Vested options and/or SARs were available for exercise for a period of 90 days following resignation. Unvested options and/SARSs were forfeited.
9On January 13, 2012, Mr. Brown resigned from his position as Senior Vice President/Community Banking of the Bank. Awards of unvested restricted stock were forfeited at that time. Vested options and/or SARs were available for exercise for a period of 90 days following resignation, and unvested options and/SARSs were forfeited. Any such options that were exercised are shown in the Option Exercises and Stock Vested in 2012 table below.

Option Exercises and Stock Vested in 2012

	Option Awards[1]		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[2]	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[3]
Stephen M. Bianchi	0	0	1,000	10,130
Curtis L. Hage	13,667	26,555	0	0
Brent R. Olthoff	0	0	374	3,080
Darrel L. Posegate	0	0	1,219	10,014
Michael Westberg	0	0	398	3,270
David A. Brown	3,934	8,195	499	4,100

1These columns reflect only the exercise of stock options by the Named Executive Officers. In 2012, none of the Named Executive Officers exercised any stock appreciation rights.
2The value realized on exercise of stock options is based upon the difference between the market price of our Common Stock on the date of exercise and the exercise price of the stock options.
3The value realized on vesting of the restricted stock is based upon the market price of our Common Stock on the applicable vesting date.
The following table shows the actuarial present value of accumulated benefits payable to each of our Named Executive Officers under the Corporation’s Pension Plan and Excess Pension Plan, determined in accordance with the valuation method and assumptions described in Note 14 of “Notes to Consolidated Financial Statements” of the Form 10-K.

#PageNum#

2012 Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Stephen M. Bianchi	HF Financial Corp. Pension Plan	2	30,084	0
	HF Financial Corp. Excess Pension Plan	2	2,383	0
Curtis L. Hage	HF Financial Corp. Pension Plan	42	1,194,952	1,194,952
	HF Financial Corp. Excess Pension Plan	19	168,293	168,293
Brent R. Olthoff	HF Financial Corp. Pension Plan	6	57,543	0
	HF Financial Corp. Excess Pension Plan	6	5,755	0
Michael Westberg	HF Financial Corp. Pension Plan	16	118,872	0
	HF Financial Corp. Excess Pension Plan	7	2,358	0
Darrel L. Posegate	HF Financial Corp. Pension Plan	12	137,601	137,601
	HF Financial Corp. Excess Pension Plan	12	47,326	47,326
David A. Brown	HF Financial Corp. Pension Plan	14	150,851	0
	HF Financial Corp. Excess Pension Plan	12	7,480	0
In order to attract and retain employees and to assist employees in preparing financially for retirement, the Compensation Committee believes that it is important to provide the Bank’s employees, including the Named Executive Officers, with the opportunity to maintain a portion of their respective incomes following retirement. Along with other eligible employees, the Named Executive Officers participate in a defined benefit pension program and a retirement savings plan, which consists of an employee stock ownership plan and 401(k) plan. Certain of the Named Executive Officers are also eligible to participate in an unfunded non-qualified Excess Pension Plan. The purpose of the Excess Pension Plan is to restore benefits that otherwise would be payable under the Pension Plan if not for Internal Revenue Service limits on compensation and benefits applicable to tax-qualified plans.
Defined Benefit Pension Plan. The Corporation sponsors a defined benefit Pension Plan for its employees. An employee is eligible to participate in the Pension Plan upon the completion of one year of service and upon reaching the age of 21. That participation is retroactive to the previous July 1. A participant must complete three years of service before such participant earns a vested interest in accrued retirement benefits, at which time the participant is 100% vested. A participant will also be 100% vested if employment ends due to death or disability. The Pension Plan is funded solely through contributions made by the Corporation. It is anticipated that this obligation will be funded through the Corporation’s future earnings.
A participant is eligible for an early retirement benefit upon the attainment of age 62, provided such participant has participated in the Pension Plan for a minimum of five years. During fiscal 2012, Mr. Hage was the only Named Executive Officer eligible for early retirement under the Pension Plan. The monthly benefit payable at early retirement is the actuarial equivalent of the participant’s accrued monthly benefit at age 65. If a participant continues to work beyond age 65, the participant is entitled to the greater of:

•	such participant’s benefit taking into account all service and compensation through the actual retirement date; or

•	the actuarial equivalent of the benefit that would have been payable had the participant retired on the normal retirement date.
The Pension Plan computes benefits using a cash balance pension formula with a hypothetical account maintained separately for each participant, with such account credited annually for contributions and earnings. Each year an employer

#PageNum#

contribution equal to 6% of the participant’s compensation for the plan year is allocated to that participant’s account. Compensation includes, but is not limited to, wages, commissions, bonuses, overtime, and any amount a participant elects to defer under a salary reduction agreement. Compensation does not include employer contributions to employer‑sponsored retirement plans or welfare plans such as life and health insurance plans, nor does it include vested stock options or SARs granted to the participant or stock awarded to the participant in the course of the participant’s employment. Investment returns are credited to account balances as of the first day of each plan year for the upcoming plan year in an amount equal to the average daily rates of return for a 30 year U.S. Treasury bond during the previous February. Normal retirement age is 65 with five years of service and early retirement age is 62 with five years of service.
The normal retirement benefit is a monthly annuity based on a participant’s hypothetical account balance as of benefit commencement. A participant may elect, at the time of retirement, several optional forms of benefits which are the actuarial equivalent of the normal form, such as the joint and survivor benefits for married participants or an actuarially equivalent lump sum payment. A married participant must receive a joint and 50% survivor annuity unless the participants’ spouse consents to a different form of benefit.
Excess Pension Plan for Executive Officers. The Corporation also sponsors an unfunded, non-qualified Excess Pension Plan for certain executive officers. Any executive officer of the Corporation or an affiliated organization selected by the Board of Directors is eligible to participate in the excess benefit plan effective as of the first day of the plan year or calendar year following his initial year of selection by the Board. Executives remain eligible to participate in the Excess Pension Plan with respect to each subsequent plan year unless removed as an eligible executive with respect to a plan year by the Board of Directors. Currently, Messrs. Bianchi, Olthoff and Westberg participate in the Excess Pension Plan.
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
During fiscal year 2012, Messrs. Hage and Bianchi received contributions under the Excess Pension Plan. The Excess Pension Plan also allows participants to make contributions to the Excess Pension Plan in the form of deferred payments of up to 100% of the participant’s base salary and up to 100% of the participant’s cash incentive awards and bonuses based on the financial performance of the Corporation. No such deferrals have been made to date.
A participant is always 100% vested in his deferral contributions to the Excess Pension Plan. With respect to the benefits contributed by the Corporation on behalf of the participant, the participant must complete five years of service before such participant earns a vested interest in such benefits, at which time the participant is 100% vested. A participant will also be 100% vested if such participant dies or if there is a change in control of the Corporation. Benefits under the Excess Pension Plan will be paid on the first day of the month following the six-month anniversary of the participant’s termination of employment. Benefits payable by reason of a change in control will be paid on the thirtieth day following a change of control, and benefits payable by reason of a participant’s death will be paid to his beneficiary on the sixtieth day following the participant’s death. Benefits will be paid in a single lump sum payment. However, a participant may apply to receive distribution of any vested portion of his benefits prior to his termination of employment in the event of certain unforeseen emergencies.
For information regarding the amounts contributed to the Pension Plan and Excess Pension Plan accounts of the Named Executive Officers by the Corporation in fiscal 2012, see the "Summary Compensation Table" set forth above.

#PageNum#

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)[1]	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)[2]
Stephen M. Bianchi	0	0	0	0	0
Curtis L. Hage	0	0	28,557	686,571	0
Brent R. Olthoff	0	0	0	0	0
Michael Westberg	0	0	0	0	0
Darrel L. Posegate	0	0	0	0	0
David A. Brown	0	0	0	0	0

1 Represents aggregate earnings on Mr. Hage’s deferral account balance, none of which was reported in the “Change in Pension Value and Non-qualified Deferred Compensation Earnings” column of the “Summary Compensation Table” as above‑market interest (interest in excess of 120% of the federal long-term rate) for Mr. Hage for 2012.
2 This column includes deferred compensation earned in earlier years which was disclosed in the "Summary Compensation Table" as follows: Mr. Hage, $0 in 2012, $0 in 2011, and $18,000 in 2010.
Deferred Compensation Agreement. The Bank and Mr. Hage previously entered into an Amended and Restated Deferred Compensation Agreement. Pursuant to the Deferred Compensation Agreement, Mr. Hage had the right to elect to defer an amount of his total annual base salary, which amount could be modified by his filing a subsequent signed election form, which modification (subject to certain unforeseeable emergency exceptions) is not effective until the beginning of the following calendar year. Interest on the deferred compensation was credited and compounded on a monthly basis to a deferral account. The Deferred Compensation Agreement provides that the annual rate of interest becomes effective each plan year and equals The Wall Street Journal prime rate plus one percent on the first business day of the plan year. Mr. Hage’s deferral account balance accrued interest at an average annual rate of 4.25% during fiscal 2012.
Named Executive Officers Formerly Employed by our Corporation Pursuant to the Deferred Compensation Agreement with Mr. Hage, the Bank paid Mr. Hage the deferral account balance in a lump sum following the six month anniversary of Mr. Hage’s retirement. For further details regarding payments made in connection with Mr. Hage’s retirement, please see the table below, “Payments Upon Termination —Named Executive Officers Formerly Employed by our Corporation”.
Potential Payments Upon Termination or a Change-in-Control
Employment Agreements. The Corporation, through its wholly owned subsidiary, the Bank, has previously entered into employment agreements with each of its Named Executive Officers. Under such agreements, executive officers are entitled to certain severance upon termination without “cause,” disability and death.
Under each of the employment agreements with the Named Executive Officers, if the executive officer is terminated for “cause” by the Bank, the Bank will pay the executive officer his full salary through the date of termination and will have no further obligations to the executive officer under his employment agreement.
If the executive officer is terminated without “cause” by the Bank, other than by reason of disability or death, the Bank will pay the executive officer

•	his full salary through the date of termination, and

•
each month for twelve months one-twelfth of the total of his monthly salary in effect at the time of termination times the number of months remaining until the expiration of his employment agreement. Messrs. Olthoff and Westberg would also receive an additional amount equal to one year’s annual base salary, whereas Mr. Bianchi’s payments would be capped at 12 months of his base salary.

If the executive officer is terminated by the Bank because of disability (as determined under the Bank’s Disability Plan), the Bank will pay the executive officer through the last day of the month in which he is terminated plus an amount equal to three months base salary.

#PageNum#

If the executive officer is terminated due to his death, the Bank will pay the executive officer’s spouse, beneficiary, or estate (a) the executive officer’s then current salary through the last day of the month in which such death occurs, and (b) the executive officer’s incentive awards under the Short-Term Incentive Plan and the Long-Term Incentive Plan in accordance with the terms of such plans.
If the executive officer terminates his employment and provides 60 days' written notice (as required by the agreement), the Bank will pay the executive officer his current salary through the month in which such termination occurs, plus one additional month’s salary. If the executive officer fails to give the requisite 60-day notice, he will forfeit all accrued paid personal time off and the Bank will pay the executive officer his current salary only through the date of termination.
If the executive officer terminates his employment because he chose not to extend the term of his employment agreement, the Bank will pay the executive officer his full salary during the period of time that the employee continues to work (but not beyond the end of the term of the employment agreement), at the rate then in effect, plus accrued paid personal time off. However, the Bank may request the executive officer to terminate employment before the end of the term of the employment agreement, in which event the Bank will pay the executive officer his full salary through the end of the term of the employment agreement at the rate then in effect, plus accrued paid personal time off. If the executive officer’s employment is terminated because the Bank has chosen not to extend the term of his employment agreement, the Bank will pay the executive officer his full salary through the end of the term of the employment agreement at the rate then in effect plus accrued paid personal time off.
Under the employment agreements, the executive covenants that during the term of his employment agreement and for a period of one year (two years for Mr. Bianchi) following termination of such agreement by the Bank or by such executive officer for any reason, voluntarily or involuntarily, with or without “cause,” he will not, directly or indirectly, engage in or assist others to engage in any business competing with the business carried on by the Bank or solicit business from any customers of the Bank in the locations where the Bank conducts business. Generally, all severance payments under the employment agreements are conditioned upon the executive officer’s compliance with these non-compete provisions and any such severance payments must be returned by the executive officer to the Bank if he violates these non-compete provisions. Additionally, the executive officers may not during their employment and for one year thereafter (two years for Mr. Bianchi) induce or attempt to induce any person who is an employee of the Bank to leave the employ of the Bank or engage in any business that competes with the Bank. The executive officers further agree not to disclose to anyone inside or outside the Bank or use for their own benefit or the benefit of others any confidential, trade secret and proprietary information of the Bank.
Under Messrs. Olthoff and Westberg’s employment agreements, “cause” means termination upon (a) material violation of a law or regulation that: (i) governs the executive officer’s conduct as an officer of the Bank, or (ii) in the reasonable opinion of the Bank affects the executive officer’s fitness to serve in his position, (b) substantial neglect of the executive officer’s duties, (c) action or inaction, which materially and adversely impacts the Bank’s safety, soundness, security, assets, customers or employees, (d) dishonesty of a material nature, (e) failure to comply with material rules, regulations or policies of the Bank, (f) engaging in personal conduct which, when considering the executive officer’s position with the Bank, would materially detract from its business reputation in the community served, (g) material breach of any material covenant or condition of the employment agreement, and (h) willful and material misconduct. Under Mr. Bianchi’s employment agreement, “cause” means (i) willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or a final cease-and-desist order; (ii) intentional failure to perform the Employee's stated duties; (iii) action or inaction which adversely impacts the Bank's safety, soundness, security, assets, customers or employees; (iv) personal dishonesty; (v) incompetence; (vi) breach of fiduciary duty involving personal profit; (vii) falsification of records or other misrepresentation related to the business or affairs of the Bank; (viii) failure to comply with the rules, regulations or policies of the Bank; (ix) engaging in personal conduct which, when considering the Employee's position with the Bank, would materially detract from its business reputation or goodwill in the community served; (x) material breach of any provision of the employment agreement; (xi) willful misconduct; (xii) insubordinate failure to work cooperatively with the Board of Directors of the Bank or the Corporation, including without limitation failure to follow the Board's lawful directions; (xiii) criminal conviction of a felony or a gross misdemeanor involving the property or personnel of the Bank; and (xiv) fraud, misappropriation, embezzlement, or theft by the employee or intentional damage to the property or business of the Bank by the executive.
In addition, in the event a Named Executive Officer is terminated in connection with a “change-in-control,” as defined in his change-in-control agreement, the executive officer will be entitled to the severance benefits set forth in the change-in-control agreement, in lieu of the severance benefits set forth in his respective employment agreement.
Change-In-Control Agreements. The Corporation, through its wholly owned subsidiary, the Bank, has previously entered into change-in-control agreements with each of the Named Executive Officers. The change-in-control agreements

#PageNum#

continue in effect while the executive officer is employed with the Bank; provided, however, that if the executive officer of the Bank gives notice of non-extension of his employment agreement, his change-in-control agreement will terminate when his employment agreement terminates. However, if such notice of non-extension is given by the Bank at a time when the Bank is actively negotiating a transaction with a third party that may result in a change-in-control or at a time when the stockholders of the Corporation are being solicited to vote for directors who would not be continuing directors and the election of such directors would effect a change-in-control, or at a time when the stockholders of the Corporation are being solicited to tender their shares in an offering that if successful would result in a change-in-control, the change-in-control agreement shall not be terminated until nine months following the termination of his employment agreement.
The Compensation Committee does not view the potential benefits conferred upon a change in control of the Corporation as additional elements of compensation due to the fact that a change in control may never occur. The Compensation Committee believes that these arrangements allow the Named Executive Officers to focus their attention and energy on the Corporation’s business without any distractions regarding the effects of a change in control, and assists us in maximizing stockholder value by allowing the Named Executive Officers to participate in an objective review of any proposed transaction and whether such transaction is in the best interest of the stockholders.
Following a “change-in-control” and upon termination of the executive officer’s employment within 24 months following a change in control (a) by the Bank for any reason other than “cause,” or (b) by the executive officer for “good reason,” the executive officer will be entitled to the following benefits:

•	full annual base salary through the date of termination;

•	any incentive payment under the Bank’s Short-Term Incentive Plan that he had a right to receive on the last day of the fiscal year prior to his date of termination;

•	any incentive payment under the Bank’s Long-Term Incentive Plan that had accrued to him as of the first day of the month following his date of termination;

•
for and during the period of time that the executive officer is eligible for and properly elects continued coverage under the Bank’s health and dental plans, subsidized coverage as if the executive officer remained an active employee of the Bank but for no more than 36 months (except 24 months for Mr. Bianchi) following the date of termination and only with respect to the level of health and dental insurance coverage in which the executive officer was enrolled (e.g., single or family); if the executive officer’s continuation of coverage terminates for reasons other than nonpayment of the executive officer’s share of the costs of the coverage or fraud before he has received all months of coverage, reimbursement of the executive officer for replacement health and dental coverage during the remainder of the covered months following the date of termination, but only with respect to the level of health and dental coverage in which the executive officer was enrolled immediately prior to the notice of termination (e.g., single or family), and only in an amount up to the difference between the then COBRA premium charged by the Bank to continue COBRA and the amount that active employees are required to pay for their coverage; and

•	acceleration of vesting of all outstanding awards under the 2002 Stock Option and Incentive Plan in accordance with the terms thereof.
In addition, the Named Executive Officers other than Mr. Bianchi would also receive the following:

•
for up to 18 months after the date of termination, payment of the premiums due under executive officer’s disability policy and life insurance policy into which the executive officer is permitted to convert his group term coverage, but only during the time and to the extent that he continues such coverage;

•	certain out-placement counseling services not to exceed $10,000;

•	any benefits payable under the Excess Pension Plan;

•	lump sum payment of $5,000 in lieu of reimbursement for certain financial planning and tax preparation expenses;

•	a lump sum payment equal to 18 months of membership dues of the country club(s) to which the executive officer is a member on the date of termination; and

#PageNum#

•	lump sum payment equal to the value of any other fringe benefits or perquisites provided to the executive officer immediately prior to the date of termination.
In addition to the above, the Bank will pay a lump sum severance payment. For Mr. Olthoff and Mr. Westberg, this payment would be equal to 1.5 times the sum of (a) the executive officer’s annual base salary in effect at the time notice of termination is given or immediately prior to the date of the change-in-control, whichever is greater, and (b) the amount determined as follows: (i) the amount that the executive officer had accrued during the plan year under the Short-Term Incentive Plan as of the first of the month following the month in which the change-in-control occurred, annualized by dividing the amount accrued by the number of months from the start of the plan year to the first of the month following the month in which the change-in-control occurred multiplied by twelve; plus, (ii) the amount of each of the short-term incentive awards, if any, awarded to the executive officer in the three years immediately prior to the change-in-control divided by four. For Mr. Bianchi, this payment would be equal to (a) two times his annual base salary in effect at the time notice of termination is given or immediately prior to the date of the change-in-control, whichever is greater, plus (b) the average short-term incentive award received by the executive officer in the prior two years, prorated to the number of months in the fiscal year completed before the date of termination, and (c) the remaining amount of reimbursable tuition and banking coursework provided for in the executive’s employment agreement. Such severance payments are conditioned upon compliance with the non-compete provisions of the executive officer’s employment agreement and any payments made must be returned by the executive officer to the Bank if he violates such non-compete provisions.
No benefits are payable under the change-in-control agreements following a change-in-control if the executive officer is terminated because of his death, by the Bank for “cause,” or by the executive officer other than for “good reason.”
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
Under the change-in-control agreements, “change-in-control” means (a) a change-in-control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, whether or not the Corporation is then subject to such reporting requirement, (b) the public announcement by the Corporation or any person that such person has become the beneficial owner, directly or indirectly, of securities of the Corporation (i) representing 20% or more, but not more than 50%, of the combined voting power of the Corporation’s then outstanding securities unless the transaction resulting in such ownership has been approved in advance by the continuing directors, or (ii) representing more than 50% of the combined voting power of the Corporation’s then outstanding securities (regardless of any approval by the continuing directors); provided, however, that notwithstanding the foregoing, no change-in-control shall be deemed to have occurred by reason of the ownership of 20% or more of the total voting capital stock of the Corporation’s then issued and outstanding by the Corporation, any subsidiary of the Corporation or any employee benefit plan of the Corporation or of any subsidiary of the Corporation or any entity holding shares of its Common Stock organized, appointed or established for, or pursuant to the terms of, any such plan, (c) any acquisition of control as defined in 12 Code of Federal Regulations Section 574.4, or any successor regulation, of the Corporation which would require the filing of an application for acquisition of control or notice of change-in-control in a manner which is set forth in 12 CFR Section 574.3, or any successor regulation, (d) the continuing directors cease to constitute a majority of the Corporation’s Board of Directors, or (e) the stockholders of the Corporation approve (i) any consolidation or merger of the Corporation in which the Corporation is not the continuing or surviving corporation or pursuant to which shares of the Corporation stock would be converted into cash, securities or other property, other than a merger of the Corporation in which stockholders immediately prior to the merger have the same proportionate ownership of stock of the surviving corporation immediately after the merger, (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Corporation, or (iii) any plan of liquidation or dissolution of the Corporation.
Under the change-in-control agreements, “cause” has the same meaning as set forth in the respective executive officer’s employment agreement, and as defined above. However, under Messrs Olthoff and Westberg’s change-in-control agreements, termination for “cause” will be proceeded by a fair and complete investigation.
In Messrs. Olthoff and Westberg’s change in control agreements, “good reason” means termination by the executive officer upon the occurrence, without his express written consent, within 24 months following a change-in-control, of any one of the more of the following: (a) the assignment to the executive officer of any duties inconsistent in any respect with the executive officer’s position (including status, offices, titles, and reporting requirements), authorities, duties, or other responsibilities as in effect immediately prior to the change-in-control or any other action of the Bank which results in a

#PageNum#

diminishment in such position, authority, duties, or responsibilities, other than an insubstantial and inadvertent action which is remedied by the Bank promptly after receipt of notice thereof give by the executive officer, (b) a reduction by the Bank in the executive officer’s base salary as in effect on the date hereof or as the same shall be increased from time-to-time, (c) the failure by the Bank to (i) continue in effect any material compensation or benefit plan, program, policy or practice in which the executive officer was participating at the time of the change-in-control, or (ii) provide the executive officer with compensation and benefits at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each employee benefit plan, program, policy and practice as in effect immediately prior to the change-in-control (or as in effect following the change-in-control, if greater), (d) the failure of the Bank to obtain a satisfactory agreement from any successor to the Bank to assume and agree to perform under the change-in-control agreement, and (e) any purported termination by the Bank of the executive officer’s employment that is not effected pursuant to a “Notice of Termination.” “Notice of Termination” means a written notice that (1) indicates the specific termination provision in the change-in-control agreement relied upon, (2) sets forth the date of termination, and (3) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the executive officer’s employment under the provision so indicated. Mr. Bianchi’s change in control agreement includes the above language in the definition of “good reason”, and also includes relocation of his principal place of business more than 50 miles from the Bank’s corporate office immediately prior to the change in control.
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
Long-Term Incentive Plan. Except as provided below, if the employment of a participant terminates during the fiscal year for which performance is being measured and which might result in an award, all rights to an award under the plan are forfeited. If a participant dies during a plan year, they or their designated beneficiary will receive, in a lump sum in cash, any incentive payment for the partial year otherwise payable in cash, based on the number of months from the start of the plan year to the first month following the month in which the death occurred, but only to the extent that any incentive payment is otherwise earned for the plan year. If a participant is entitled to benefits under a change-in-control agreement, the participant will receive, in a lump sum in cash, any incentive payment for the partial year otherwise payable in cash, based on the number of months from the start of the plan year to the first day of the month following the month in which the date of termination occurs. Once stock appreciation rights, stock options and/or restricted stock have been awarded, the terms of the 2002 Stock Option and Incentive Plan will control. For cash awards, following the completion of the plan year for which performance is being measured, the terms of the participant’s cash award agreement will control.
2002 Stock Option and Incentive Plan and Related Award Agreements. Under the terms of the 2002 Stock Option and Incentive Plan and related award agreements, in general, all unvested stock options, stock appreciation rights and restricted stock awards automatically fully vest upon the participant’s death or a change in control as defined in the 2002 Stock Option and Incentive Plan.
Payments Upon Termination
Named Executive Officers Currently Employed by our Corporation
The following table provides quantitative disclosure of the estimated payments and benefits that would be provided to the Named Executive Officers currently employed by our Corporation upon their termination, including their termination in connection with a change in control of the Corporation. The benefits set forth below are calculated as if the Named Executive Officer’s termination occurred on June 30, 2012, the last business day of fiscal year 2012. Each Named Executive Officer is entitled to receive amounts earned during the term of his employment. These amounts include base salary, any accrued paid personal time off, any benefits that have accrued under the Short-Term Incentive Plan, Long-Term Incentive Plan, 401(k) Plan, Employee Stock Ownership Plan, Pension Plan and Excess Pension Plan, and are not reflected in the below table. Consequently, the below table reflects only the additional compensation the Named Executive Officers are entitled to upon their termination.

#PageNum#

See the “Grants of Plan-Based Awards for 2012” table for the amount of the Named Executive Officers’ cash incentive awards earned in 2012 under the Corporation’s Short-Term Incentive Plan and Long-Term Incentive Plan, as applicable, and the “2012 Pension Benefits” table for the actuarial present value of accumulated benefits payable to each of the Named Executive Officers under the Corporation’s Pension Plan and Excess Pension Plan.

Named Executive Officer	Cash Severance Payment ($)	Acceleration of Outstanding Stock Options, SARs, and Restricted Stock Awards ($)[2]	Other Benefits ($)	Total Termination Benefits ($)
Stephen M. Bianchi[1]
Termination by Us for “Cause”	0	0	0	0
Termination by Us Without “Cause” with 60 days notice	517,500	0	0	517,500
Termination by Mr. Bianchi with 60 days notice	21,563	0	0	21,563
Termination by Mr. Bianchi without 60 days notice	0	0	0	0
Termination by Us because of Disability	64,688	0	0	64,688
Termination because of Death	36,4200		0	36,420
Termination because of Retirement	0	0	0	0
Termination following Change in Control	526,450[3]	36,420	21,360[4]	562,870
Brent R. Olthoff
Termination by Us for “Cause”	0	0	0	0
Termination by Us Without “Cause” with 60 days notice	312,000	0	0	312,000
Termination by Mr. Olthoff with 60 days notice	13,000	0	0	13,000
Termination by Mr. Olthoff without 60 days notice	0	0	0	0
Termination by Us because of Disability	39,000	0	0	39,000
Termination because of Death	0	67,923	0	67,923
Termination because of Retirement	0	0	0	0
Termination following Change in Control	255,296[5]	67,923	32,040[6]	381,190
Michael Westberg
Termination by Us for “Cause”	0	0	0	0
Termination by Us Without “Cause” with 60 days notice	300,000	0	0	300,000
Termination by Mr. Westberg with 60 days notice	12,500	0	0	12,500
Termination by Mr. Westberg without 60 days notice	0	0	0	0
Termination by Us because of Disability	37,500	0	0	37,500
Termination because of Death	0	49,094	0	49,094
Termination because of Retirement	0	0	0	0
Termination following Change in Control	244,748[5]	49,094	13,680[7]	324,506

1 Does not include the additional $10,000 per month paid during Mr. Bianchi's service as Interim President and Chief Executive Officer pursuant to a Letter Agreement between Mr. Bianchi and the Corporation.
2Amount reflects the acceleration of vesting of all unvested stock options, stock appreciation rights and restricted stock awards upon death, but it excludes stock options and stock appreciation rights where the exercise price exceeds the closing sale price of our Common Stock on June 30, 2012.
3 Reflects the amount equal to (a) two times the executive officer’s 2012 base salary, plus (b) the average short-term incentive award received by the executive officer in the prior two years, prorated to the number of months in the fiscal year completed before the date of termination, and (c) the remaining amount of reimbursable tuition and banking coursework provided for in the executive’s employment agreement.
4 Includes health and dental insurance for 24 months (present value) of $21,360.
5 Reflects the amount that is the product of 1.5 times the sum of (a) the executive officer’s 2012 base salary, plus (b) the average short-term cash incentive award received by the executive officer over the last four years, including 2012.

#PageNum#

6 Includes (a) health and dental insurance for 36 months (present value) of $32,040, (b) life, disability and welfare benefits for 18 months (present value) of $2,001, (c) out-placement counseling services of $10,000, (d) financial planning and tax preparation expenses of $5,000 and (e) country club dues for 18 months (present value) of $8,929.
7 Includes (a) health and dental insurance for 36 months (present value) of $13,680, (b) life, disability and welfare benefits for 18 months (present value) of $1,984, (c) out-placement counseling services of $10,000, and (d) financial planning and tax preparation expenses of $5,000.
Named Executive Officers Formerly Employed by our Corporation
The amounts actually paid or payable to each named executive officer who retired or resigned from their positions with our company are set forth in the following table, and the portion of such amounts earned during 2012 is included in the “All Other Compensation” column of the "Summary Compensation Table".

Named Executive Officer	Cash Severance Payment ($)	Acceleration of Outstanding Stock Options, SARs, and Restricted Stock Awards ($)	Other Benefits ($)	Total Termination Benefits ($)
Curtis L. Hage[1]	0	0	2,519,862[2]	2,519,862
Darrel L. Posegate[3]	204,309	0	397,673[4]	601,982
David A. Brown[5]	88,834	0	357,790[6]	446,624

1 Mr. Hage retired from the Corporation and the Bank, effective December 31, 2011.
2 Includes: (i) $24,610 for Personal Time Off (“PTO”) earned; (ii) $686,970 distributed under the terms of the Deferred Compensation Plan; (iii) $445,037 distributed under Mr. Hage’s 401(k) Plan; (iv) $1,194,952 distributed pursuant to the Pension Plan; (v) $168,293 distributed pursuant to the Excess Pension Plan; and (vi) 14,552 shares distributed in-kind under the Employee Stock Ownership Plan.
3 Mr. Posegate resigned from his positions with the Corporation and the Bank on October 4, 2011. Pursuant to a separation agreement dated October 4, 2011, we agreed to pay Mr. Posegate separation payments aggregating to his base salary from September 1, 2011 to June 30, 2012 and medical (COBRA) benefits through June 30, 2012 (if eligible).
4 Includes (i) $6,010 for Personal Time Off (“PTO”) earned; (ii) $194,584 distributed under Mr. Posegate’s 401(k) Plan; (iii) 137,601 distributed pursuant to the Pension Plan; (iv) $47,326 distributed pursuant to the Excess Pension Plan; (v) $9,453 for out-placement services; and (vi) $2,699 distributed pursuant to the Employee Stock Ownership Plan.
5 Mr. Brown resigned from his position with the Bank on January 13, 2012. Pursuant to a separation agreement dated January 13, 2012, we agreed to pay Mr. Brown separation payments aggregating to six months of his base salary and medical (COBRA) benefits through July 31, 2012 (if eligible).
6 Includes (i) $15,704 for Personal Time Off (“PTO”) earned; (ii) $183,755 allocated to Mr. Brown under the 401(k) Plan; (iii) $150,851 allocated to Mr. Brown pursuant to the Pension Plan; (iv) $7,480 pursuant to the Excess Pension Plan; and (v) 1,653 shares allocated to Mr. Brown pursuant to the Employee Stock Ownership Plan.
Director Compensation
Each director of the Corporation is also a director of the Bank. In January 2012, each non-employee director who was elected to the Board of Directors at the 2011 Annual Meeting received 2,346 shares of restricted Common Stock pursuant to the 2002 Stock Option and Incentive Plan. The Corporation’s Certificate of Incorporation provides that no person will be eligible for election or reelection to the Board of Directors who beneficially owns less than 100 shares of the Corporation’s Common Stock.
Non-employee directors serving on either of the Personnel, Compensation and Benefits Committee or the Nominating and Corporate Governance Committee also receive a meeting fee of $400 for each committee meeting they attend, and the Chairmen of the Personnel, Compensation and Benefits Committee and the Nominating and Corporate Governance Committee receive a meeting fee of $600 for each meeting attended. Non-employee directors serving on the

#PageNum#

Audit Committee (other than in the capacity of Chairman) receive a meeting fee of $600 for each committee meeting they attend, and the Chairman of the Audit Committee receives a fee of $800 for each meeting attended. In addition, our Chairman receives $10,000 per month, paid in cash, as compensation for his additional responsibilities, which have included performing the duties of a non-executive Chairman, coordination of the Corporation’s response to a contested proxy solicitation, and leading the Corporation through the search and transition period to the retention of a new chief executive officer.
The following table reflects the compensation paid to each person who serves as one of the Corporation’s non-employee directors during fiscal 2012. The compensation paid to Mr. Hage, the Corporation’s former Chairman, President and Chief Executive Officer, is presented above in the "Summary Compensation Table" and the related explanatory tables.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)[1,2] (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Charles T. Day	10,868	25,800	0	0	0	0	36,668
Christine E. Hamilton[3]	5,268	25,800	0	0	0	0	5,268
Robert L. Hanson	14,468	25,800	0	0	0	0	40,268
David J. Horazdovsky	14,768	25,800	0	0	0	0	40,568
John W. Palmer[4]	2,200	25,800	0	0	0	0	28,000
Thomas L. Van Wyhe	14,868	25,800	0	0	0	0	40,668
Michael M. Vekich, Chairman	128,868	25,800	0	0	0	0	154,668

1Reflects the compensation expense recognized for restricted stock awards granted in 2012 by the Corporation for financial statement reporting purposes during 2012 in accordance with FASB ASC Topic 718, except no assumptions for forfeitures were included. For additional information, refer to Note 16 of “Notes to Consolidated Financial Statements” in the Form 10-K. These restrictive stock grants were made under the 2002 Stock Option and Incentive Plan and vest on October 31, 2012. As of June 30, 2012, the Corporation’s non-employee directors held the following shares of unvested restricted stock: Day–2,346 Hanson–2,346; Horazdovsky–2,346; Palmer–2,346; Van Wyhe–2,346 and Vekich–2,346.
2In January 2012, each of the Corporation’s non-employee directors received a restricted stock award of 2,346 shares of the Corporation’s Common Stock. The grant date fair value of each of these 2012 restricted stock awards (computed in accordance with FAS 123R, except no assumptions for forfeitures were included) was $25,800. Dividends are paid on restricted stock awards at the same rate as our Common Stock.
3Ms. Hamilton served on our board until the 2011 Annual Meeting.
4Mr. Palmer was elected to our board at the 2011 Annual Meeting.

#PageNum#

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership
The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 19, 2012, by (i) each person known to the Corporation to own beneficially more than 5% of our Common Stock, (ii) each director and director nominee of the Corporation, (iii) each officer named in the "Summary Compensation Table", and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Stock
Jacobs Asset Management LLC One Fifth Avenue New York, New York 10003	692,260[1]	9.8%
Sandler O’Neill Asset Management LLC 712 Fifth Avenue New York, New York 10019	655,900[2]	9.3%
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	622,630[3]	8.8%
PL Capital Group 20 East Jefferson Avenue, Suite 22 Naperville, Illinois 60540	571,752[4]	8.1%
Deprince, Race & Zollo, Inc. 250 Park Avenue South Suite 250 Winter Park, FL 32789	372,941[5]	5.3%
Heartland Advisors, Inc. 789 North Water Street Milwaukee, WI 53202	350,000[6]	5%
HF Financial Corp. Employee Stock Ownership Plan 225 South Main Avenue Sioux Falls, South Dakota 57104	165,777[7]	2.4%
Curtis L. Hage, Former Special Advisor and Director	198,929[8]	2.8%
Brent R. Olthoff, Senior Vice President / Chief Financial Officer and Treasurer of the Corporation and Home Federal Bank	15,126[9]	*
Darrel L. Posegate, Former Executive Vice President of the Corporation, and President, Home Federal Bank	22,055	*
Stephen M. Bianchi, President and Chief Executive Officer of the Corporation and the Bank	12,670[10]	*
David A. Brown, Former Senior Vice President / Community Banking, Home Federal Bank	18,817[11]	*
Michael Westberg, Senior Vice President / Chief Credit Officer, Home Federal Bank	26,231[12]	*
Charles T. Day, Director	10,984	*
Robert L. Hanson, Director	58,514	*
David J. Horazdovsky, Director	9,094	*
John W. Palmer, Director[13]	574,198	8.1%
Thomas L. Van Wyhe, Director	25,013	*
Michael M. Vekich, Chairman	7,883	*
Directors and executive officers as a group (15 persons)	829,339[14]	11.9%
* Indicates individual owns less than one percent of outstanding shares of Common Stock.

1 Jacobs Asset Management LLC (“JAM”) is as reported in a Schedule 13D filed with the SEC on July 31, 2012 by:

•	Sy Jacobs

•	Jacobs Asset Management, LLC

#PageNum#

•	JAM Managers, L.L.C.

•	JAM Partners, LP
According to the Schedule 13D, (a) Sy Jacobs has shared voting and shared dispositive power over 692,260 shares, (b) Jacobs Asset Management, LLC has shared voting and shared dispositive power over 692,260 shares, (c) JAM Managers, L.L.C. has shared voting and shared dispositive power over 499,492 shares, and (d) JAM Partners, LP has shared voting and shared dispositive power over 499,492 shares.
2 The information regarding beneficial ownership by Sandler O’Neill Asset Management LLC (“SOAM”) is as reported in a Schedule 13D/A filed with the SEC on October 3, 2011 by:

•	Sandler O’Neill Asset Management, LLC

•	SOAM Holdings, LLC

•	Malta Partners, L.P.

•	Malta Hedge Fund, L.P.

•	Malta Hedge Fund II, L.P.

•	Malta Offshore, Ltd.

•	SOAM Capital Partners, L.P.

•	Terry Maltese
According to the Schedule 13D/A, (a) Sandler O’Neill Asset Management, LLC has shared voting and shared dispositive power over 655,900 shares, (b) SOAM Holdings, LLC has shared voting and shared dispositive power over 403,900 shares, (c) Malta Partners, L.P. has shared voting and shared dispositive power over 11,100 shares, (d) Malta Hedge Fund, L.P. has shared voting and shared dispositive power over 60,100 shares, (e) Malta Hedge Fund II, L.P. has shared voting and shared dispositive power over 330,800 shares, (f) Malta Offshore, Ltd. has shared voting and shared dispositive power over 103,000 shares, (g) SOAM Capital Partners, L.P. has shared voting and shared dispositive power over 149,000 shares, and (h) Terry Maltese has shared voting and shared dispositive power over 655,900 shares.
3 The information regarding beneficial ownership by Wellington Management Company, LLP (“Wellington”) is as reported in a Schedule 13G filed with the SEC on February 12, 2010. Wellington is an investment advisor in accordance with Rule 240.13d-1(b)(1)(ii)(E). In its capacity as investment advisor, Wellington may be deemed to beneficially own 622,630 shares of the Corporation described in the Schedule 13D that are held by clients of Wellington Management. However, all securities reported are owned by such clients. Those clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such securities. To the knowledge of Wellington, no such client is known to have such right or power with respect to more than five percent of this class of securities. Wellington has shared voting power over 593,200 shares and shared dispositive power over 622,630 shares.
4 The information regarding beneficial ownership by PL Capital Group is as reported in a Schedule 13D/A filed with the SEC on February 22, 2012 by:

•	Financial Edge Fund, L.P. (“Financial Edge Fund”)

•	Financial Edge—Strategic Fund, L.P. (“Financial Edge—Strategic”)

•	PL Capital/Focused Fund, L.P. (“Focused Fund”)

•	PL Capital, LLC, general partner of Financial Edge Fund, Financial Edge—Strategic and Focused Fund and beneficiary of the PL Capital Defined Benefit Pension Plan (“PL Capital”)

•	PL Capital Advisors, LLC, the investment advisor to Financial Edge Fund, Financial Edge—Strategic, Focused Fund and Goodbody/PL Capital, L.P. (“PL Capital Advisors”)

#PageNum#

•	Goodbody/PL Capital, L.P. (“Goodbody/PL LP”)

•	Goodbody/PL Capital, LLC, general partner of Goodbody/PL LP (“Goodbody/PL LLC”)

•	John W. Palmer and Richard J. Lashley, as managing members of PL Capital, PL Capital Advisors and Goodbody/PL LLC and beneficiaries of the PL Capital Defined Benefit Pension Plan

•	PL Capital Defined Benefit Pension Plan, a Pension Plan for PL Capital and its managing members Messrs. Palmer and Lashley

•	Mr. John W. Palmer

•	Mr. Richard J. Lashley, as an individual and jointly with his spouse, Beth R. Lashley, and as a holder of certain discretionary authority over an account held by Dr. Robin Lashley, his sister

•	Beth R. Lashley, as an individual

•	Dr. Robin Lashley, as an individual

•	Irving A. Smokler, principal of Albernet

•	Albernet OU, an Estonian company
According to the Schedule 13D/A, (a) Financial Edge Fund has shared voting and shared dispositive power over 255,316 shares, (b) Financial Edge—Strategic has shared voting and shared dispositive power over 93,588 shares, (c) Focused Fund has shared voting and shared dispositive power over 169,344 shares, (d) PL Capital has shared voting and shared dispositive power over 533,905 shares, (e) PL Capital Advisors has shared voting and shared dispositive power over 556,095 shares, (f) Goodbody/PL LP has shared voting and shared dispositive power over 37,847 shares, (g) Goodbody/PL LLC has shared voting and shared dispositive power over 37,847 shares, (h) PL Capital Defined Benefit Pension Plan has shared voting and shared dispositive power over 11,657 shares, (i) John W. Palmer has shared voting and shared dispositive power over 571,752 shares and sole voting and sole dispositive power over 2,446 shares, (j) Richard J. Lashley has shared voting and shared dispositive power over 573,752 shares and sole voting and sole dispositive power over 1,500 shares, (k) Beth Lashley has sole voting and sole dispositive power over 1,000 shares, (l) Robin Lashley has shared voting and shared dispositive power over 2,000 shares, (m) Irving A. Smokler has shared voting and shared dispositive power over 4,000 shares; and (n) Albernet OU has shared voting and shared dispositive power over 4,000 shares.
5 The information regarding beneficial ownership by Deprince, Race & Zollo, Inc. (“Deprince”) is as reported in a Schedule 13F filed with the SEC on August 14, 2012.
6 The information regarding beneficial ownership by Heartland Advisors, Inc. (“Heartland”), and its President, William J. Nasgovitz, is as reported in a Schedule 13G filed with the SEC on February 10, 2012. Heartland is an investment advisor in accordance with Rule 240.13d-1(b)(1)(ii)(E). In its capacity as investment advisor, Heartland may be deemed to beneficially own 350,000 shares of the Corporation described in the Schedule 13G that are held by clients of Heartland, and William J. Nasgovitz may also be deemed to beneficially own such shares by virtue of his control of Heartland. However, all securities reported are owned by such clients. Those clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such securities. The Heartland Value Fund, a series of the Heartland Group, Inc., owns 350,000 shares or 5.0% of the class of securities of the Corporation. To the knowledge of Heartland, no such other accounts owns more than 5% of the outstanding stock of the Corporation.
7 Includes 165,777 shares allocated to the individual accounts of employees, officers and directors, over which shares such individuals are deemed to have sole voting and no investment power. Each participant may instruct the Employee Stock Ownership Plan (“ESOP”) trustee, the Bank, as to the voting of the shares allocated to such participant’s account under the ESOP.
8 Includes (a) 179,426 shares held directly by Mr. Hage, (b) 4,951 shares jointly held by Mr. Hage and his wife, over which Mr. Hage has shared voting and investment power, and (c) 14,552 shares previously allocated to Mr. Hage’s account under the ESOP. Excludes 85,405 shares held solely by Mr. Hage’s spouse, of which he disclaims beneficial ownership.
9 Includes (a) 1,009 shares held directly by Mr. Olthoff, (b) 5,238 shares of restricted stock over which Mr. Olthoff has the sole voting power and has the right to receive dividends, but does not have the right to dispose of prior to vesting, and

#PageNum#

(c) 8,879 shares subject to options and stock appreciation rights granted to Mr. Olthoff under the 2002 Stock Option and Incentive Plan that are currently exercisable or exercisable within 60 days.
10 Includes (a) 1,670 shares held directly by Mr. Bianchi, and (b) 11,000 shares of restricted stock over which Mr. Bianchi has the sole voting power and has the right to receive dividends, but does not have the right to dispose of prior to vesting.
11 Includes (a) 17,165 shares held directly by Mr. Brown, and (b) 1,652 shares allocated to Mr. Brown’s account under the ESOP.
12 Includes (a) 6,186 shares held directly by Mr. Westberg, (b) 3,725 shares of restricted stock over which Mr. Westberg has the sole voting power and has the right to receive dividends, but does not have the right to dispose of prior to vesting, (c) 3,725 shares allocated to Mr. Westberg's account under the ESOP, and (d) 14,074 shares subject to options and stock appreciation rights granted to Mr. Westberg under the 2002 Stock Option and Incentive Plan that are currently exercisable or exercisable within 60 days.
13 Includes shares owned by PL Capital Group, of which Mr. Palmer is a principal.
14 Includes (a) 736,938 shares held directly by a director or executive officer or held by certain members of the families of the directors and executive officers, or held by trusts of which a director or executive officer is a trustee or substantial beneficiary, which the respective directors and executive officers may be deemed to have sole or shared voting and investment power, (b) 42,609 shares of restricted stock of over which the respective directors and executive officers have sole voting power and the right to receive dividends, but do not have the right to dispose of prior to vesting, (c) 44,346 shares subject to options and stock appreciation rights granted under the 1991 Plan and 2002 Stock Option and Incentive Plan that are currently exercisable or exercisable within 60 days and (d) 5,446 shares allocated under the ESOP.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Policy on Review, Approval or Ratification of Transactions with Related Persons
The Board of Directors has adopted a written policy with respect to transactions involving the Bank and “related persons” (generally the executive officers (anyone in the position of senior vice president and above), directors and principal stockholders and their immediate family members). All employee loans (other than loans to related persons) must be approved by a senior vice president authorized to grant credit, and all loans to related persons require prior approval by the Bank’s Board of Directors.
The Corporation intends that all transactions between the Corporation or the Bank and its officers, directors, holders of 10% or more of the shares of any class of its Common Stock and affiliates thereof, will contain terms no less favorable to the Corporation than could have been obtained by it in arm’s‑length negotiations with unaffiliated persons and will be approved by a majority of disinterested members of the Audit Committee.
Additionally, all transactions with affiliates (an affiliate of a savings association includes the parent company, which controls the savings association and any other company that is controlled by the parent company, which controls the savings association) require the prior approval of a member of the executive management team.
Transactions With Related Persons
The Bank, like many financial institutions, has followed a policy of granting officers, directors and employees loans secured by the borrower’s residence, consumer loans and commercial loans. Consumer loans to employees are originated at market rates and terms currently available to the public, and modified to one percent below the market rate. Modifications are not made on loans granted with special promotional rates. In addition, in connection with single‑family mortgage loans made to employees, origination fees up to one percent and the underwriting fees are waived for qualified employee applicants, no more than once every twelve months. If the employee relationship ceases, the terms of the loan revert back to the terms that would have applied except for the employee‑employer relationship.
Loans by the Bank to its officers and directors are not prohibited under Section 402 of the Sarbanes‑Oxley Act of 2002 because the Bank is an insured depository institution and such loans are subject to the insider lending restrictions of Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. These provisions restrict loans and other transactions with affiliated persons of the Bank and require all such loans be made on terms and conditions comparable to those for similar transactions with non-affiliates. All loans by the Bank to its officers and directors are made in the ordinary course of business; are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank; and do not involve more than the normal

#PageNum#

risk of collectability or present other unfavorable features. All loans from the Bank to its officers, directors, key employees or their affiliates are reviewed by the Bank’s Loan Committee and approved by the Bank’s Board of Directors.
Mr. Palmer is one of the principals of PL Capital, LLC. He was elected to our Board of Directors at the 2011 Annual Meeting as a result of a proxy contest conducted by PL Capital. After his election, PL Capital sought reimbursement from us for its expenses, and the Board of Directors determined to reimburse PL Capital a portion of its out-of-pocket expenses incurred in connection with its efforts to nominate and elect Mr. Palmer in an amount equal to $208,000.
Director Independence
Our board is comprised of a majority of “independent” directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market.
The Board of Directors has determined that each of the current directors are independent directors as defined by the NASDAQ Marketplace Rules: Messrs. Day, Hanson, Horazdovsky, Palmer, Van Wyhe and Vekich. Ms. Hamilton, who served on the Board until the 2011 Annual Meeting, was also an independent director. Mr. Hage, who served on the Board until the 2011 Annual Meeting, was not an independent director because he served as the Corporation’s President and Chief Executive Officer. In accordance with NASDAQ rules, the independent directors meet in executive sessions without management directors present, both in conjunction with board meetings and from time to time.
Our board of directors has audit, compensation, and nominating and corporate governance committees. Each of the key committees (audit, compensation, and nominating and corporate governance) consists solely of members who are independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit committee is independent as defined in Exchange Act Rule 10A-3 and each member of the compensation committee is a non-employee director and is an outside director under the rules of the SEC and the IRS, respectively.
Item 14. Principal Accountant Fees and Services.
Audit Committee Pre-Approval Policies
Rules adopted by the SEC in order to implement requirements of the Sarbanes‑Oxley Act of 2002 require audit committees of public companies to pre-approve audit and permissible non-audit services provided by their independent auditors. The Audit Committee has adopted detailed pre-approval policies and procedures pursuant to which audit, audit‑related and tax services, and all permissible non-audit services are pre-approved. During the fiscal year, in the event it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Corporation will obtain the specific pre-approval of the Audit Committee before engaging the independent auditor. The pre-approval policy requires the Audit Committee to be informed of each service performed by the independent auditor, and the policy does not include any delegation of the Audit Committee’s responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the entire Audit Committee at its next scheduled meeting.
During the fiscal year ended June 30, 2012, all services rendered by Eide Bailly, LLP, total amounts for which are set forth below, were pre-approved by the Audit Committee in compliance with these procedures.
Eide served as the Corporation’s independent registered public accounting firm for the fiscal year ended June 30, 2012, and fiscal year ended June 30, 2011. Fees billed to the Corporation by Eide for fiscal year 2012 and 2011 are set forth below.
Fees for Fiscal Year Ended June 30, 2012
Audit Fees. Eide billed a total amount of $259,125 for “Audit Fees”, which fees related to (i) the audit of the Corporation’s annual financial statements and related attestation services for the fiscal year ended June 30, 2012, (ii) the reviews of the financial statements included in the Corporation’s Forms 10-Q for the 2012 fiscal year, and (iii) the examination of management’s assertion regarding the effectiveness of internal controls (FDICIA).
Audit‑Related Fees. Eide billed a total amount of $32,800 for “Audit Related Fees,” which fees related to (i) the audit of the Corporation’s Pension Plan and Retirement Savings Plan during the fiscal year ended June 30, 2012, (ii) attestation services incurred in connection with the Corporation’s compliance with the minimum servicing standards

#PageNum#

identified in the Mortgage Bankers Association of America’s Uniform Single Attestation Program, and (iii) the audit performed for the U.S. Department of Education related to the origination and servicing of student loans.
Tax Fees. Eide performed no professional tax services for the fiscal year ended June 30, 2012.
All Other Fees. Eide billed a total amount of $4,300 for “All Other Fees,” which fees related to employment background screenings.
Fees for Fiscal Year Ended June 30, 2011
Audit Fees. Eide billed a total amount of $185,095 for “Audit Fees”, which fees related to (i) the audit of the Corporation’s annual financial statements and related attestation services for the fiscal year ended June 30, 2011, (ii) the reviews of the financial statements included in the Corporation’s Forms 10-Q for the 2011 fiscal year, and (iii) the examination of management’s assertion regarding the effectiveness of internal controls (FDICIA).
Audit‑Related Fees. Eide billed a total amount of $46,500 for “Audit‑Related Fees,” which fees related to (i) the audit of the Corporation’s Pension Plan and Retirement Savings Plan during the fiscal year ended June 30, 2011, (ii) attestation services incurred in connection with the Corporation’s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America’s Uniform Single Attestation Program, and (iii) the audit performed for the U.S. Department of Education related to the origination and servicing of student loans.
Tax Fees. Eide performed no professional tax services for the fiscal year ended June 30, 2011.
All Other Fees. Eide billed a total amount of $4,486 for “All Other Fees,” which fees related to employment background screenings.
The Audit Committee considers the provision of services referenced above to be compatible with maintaining Eide’s independence.

#PageNum#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF FINANCIAL CORP.
Date: October 29, 2012	By:	/s/ STEPHEN M. BIANCHI Stephen M. Bianchi,President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name		Title	Date

/s/ STEPHEN M. BIANCHI Stephen M. Bianchi		President and Chief Executive Officer (Principal Executive and Operating Officer)	October 29, 2012

/s/ BRENT R. OLTHOFF Brent R. Olthoff		Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 29, 2012

* Michael M. Vekich		Chairman

* Charles T. Day		Director

* Robert L. Hanson		Director

* David J. Horazdovsky		Director

* John W. Palmer		Director
* Thomas L. Van Wyhe		Director

*By	/s/ STEPHEN M. BIANCHI Stephen M. Bianchi, Attorney‑in‑Fact		October 29, 2012

#PageNum#

Exhibit Index

Exhibit Number	Description
3.1
Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 from the Company’s Current Report on Form 8-K dated August 11, 2009, and filed with the SEC on August 17, 2009, file no. 033-44383).

3.2
Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 from the Company’s Current Report on Form 8-K dated August 23, 2011, and filed with the SEC on August 29, 2011, file no. 033-44383).

4.1
Form of Common Stock Certificate, par value $0.01 per share (incorporated herein by reference to Exhibit 4.1 from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, file no. 033-443831).

10.1
Guarantee Agreement dated December 19, 2002, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).

10.2
Indenture dated December 19, 2002, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 033-44383).

10.3
Guarantee Agreement dated September 25, 2003, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).

10.4
Indenture dated September 25, 2003, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 033-44383).

10.5
Guarantee Agreement dated December 7, 2006, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).

10.6
Indenture dated December 7, 2006, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, file no. 033-44383).

10.7x	Guarantee Agreement dated July 5, 2007, by HF Financial Corp. and Wilmington Trust Company.

10.8x	Indenture dated July 5, 2007, between HF Financial Corp. and Wilmington Trust Company.

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

10.11+
HF Financial Corp. 1996 Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.7 from the Company’s Annual Report on Form 10-K405 for the fiscal year ended June 30, 1997, file no. 033-44383).

10.12+
HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 15, 2002, file no. 033-44383).

#PageNum#

Exhibit Number	Description
10.13+
Amendment No. 1 to the HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.16 from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, file no. 033-44383).

10.14+
Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Appreciation Rights Agreement (incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K dated September 13, 2006, and filed with the SEC on September 19, 2006, file no. 033-44383).

10.15+
Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K dated September 26, 2005, and filed with the SEC on September 30, 2005, file no. 033-44383).

10.16+
Form of Restated Employment Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Jon M. Gadberry, Brent R. Olthoff, and Natalie A. Sundvold (incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.17+
Form of Restated Change-in-Control Agreement, made and entered into as of December 31, 2008, between Home Federal Bank and each of Jon M. Gadberry, Brent R. Olthoff, and Natalie A. Sundvold (incorporated herein by reference to Exhibit 10.6 from the Company’s Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.18+
HF Financial Corp. Excess Pension Plan for Executives (as amended and restated effective January 1, 2009) (incorporated herein by reference to Exhibit 10.8 from the Company’s Current Report on Form 8-K dated December 31, 2008, and filed with the SEC on January 7, 2009, file no. 033-44383).

10.19
Loan Agreement, dated September 30, 2009, by and between the Company and United Bankers’ Bank (incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.2
Promissory Note, dated September 30, 2009, payable to United Bankers’ Bank (incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.21
Commercial Pledge Agreement, dated September 30, 2009, by and between the Company and United Bankers’ Bank (incorporated herein by reference to Exhibit 10.3 from the Company’s Current Report on 8-K dated September 30, 2009, and filed with the SEC on October 6, 2009, file no. 033-44383).

10.22+
Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2010) (incorporated herein by reference to Exhibit 10.37 from the Company’s Current Report on 10-K for the fiscal year ended June 30, 2011, file no. 033-44383).

10.23+
Home Federal Bank Sixth Amended and Restated Long-Term Incentive Plan (as amended and restated effective July 1, 2010) (incorporated herein by reference to Exhibit 10.38 from the Company’s Current Report on 10-K for the fiscal year ended June 30, 2011, file no. 033-44383).

10.24
Amendment to the Loan Agreement by and between the Company and United Bankers’ Bank (incorporated herein by reference to Exhibit 10.35 from the Company’s Current Report on 10-Q for the quarter ended September 30, 2010, and filed with the SEC on November 12, 2010, file no. 033-44383).

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

#PageNum#

Exhibit Number	Description
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

10.30+x	Home Federal Bank Seventh Amended and Restated Long-Term Incentive Plan (including Fiscal Year 2013 Form of Cash Award Agreement).

21.1x	Subsidiaries of Registrant.

23.1x	Consent of Independent Registered Accounting Firm.

24.1	Power of Attorney (set forth on the signature page).

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

x	Previously filed.

+	Indicates a management contract or compensation plan.
Index of Attached Exhibits

Exhibit Number
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

#PageNum#

#PageNum#

EXHIBIT 31.1
CERTIFICATION
I, Stephen M. Bianchi, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of HF Financial Corp.;

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financing reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: October 29, 2012

/s/ STEPHEN M. BIANCHI Stephen M. Bianchi, President and Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION
I, Brent R. Olthoff, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of HF Financial Corp.;

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financing reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: October 29, 2012

/s/ BRENT R. OLTHOFF Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the Annual Report on Form 10-K/A of HF Financial Corp. (the “Company”) for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen M. Bianchi, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ STEPHEN M. BIANCHI Stephen M. Bianchi, President and Chief Executive Officer
Date: October 29, 2012

*
A signed original of this written statement required by Section 906 has been provided to HF Financial Corp. and will be retained by HF Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the Annual Report on Form 10-K/A of HF Financial Corp. (the “Company”) for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ BRENT R. OLTHOFF Brent R. Olthoff, Senior Vice President, Chief Financial Officer and Treasurer
Date: October 29, 2012

*
A signed original of this written statement required by Section 906 has been provided to HF Financial Corp. and will be retained by HF Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.