Form 10-Q
period 2012-09-30
HF FINANCIAL CORP
filed 2012-11-09
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 6, 2012, there were 7,056,216 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$57,519	$50,334
Securities available for sale	315,094	373,246
Correspondent bank stock	7,354	7,843
Loans held for sale	17,936	16,207

Loans and leases receivable	695,563	683,704
Allowance for loan and lease losses	(10,809)	(10,566)
Loans and leases receivable, net	684,754	673,138

Accrued interest receivable	5,733	5,431
Office properties and equipment, net of accumulated depreciation	14,699	14,760
Foreclosed real estate and other properties	1,055	1,627
Cash value of life insurance	19,451	19,276
Servicing rights, net	11,574	11,932
Goodwill, net	4,366	4,366
Other assets	13,891	14,431
Total assets	$1,153,426	$1,192,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$861,558	$893,859
Advances from Federal Home Loan Bank and other borrowings	131,411	142,394
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	18,624	12,708
Accrued expenses and other liabilities	15,044	18,977
Total liabilities	1,054,474	1,095,775
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,139,738 and 9,125,751 shares issued at September 30, 2012 and June 30, 2012, respectively	91	91
Additional paid-in capital	45,843	45,673
Retained earnings, substantially restricted	84,854	83,571
Accumulated other comprehensive (loss), net of related deferred tax effect	(939)	(1,622)
Less cost of treasury stock, 2,083,455 and 2,083,455 shares at September 30, 2012 and June 30, 2012, respectively	(30,897)	(30,897)
Total stockholders' equity	98,952	96,816
Total liabilities and stockholders' equity	$1,153,426	$1,192,591
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Interest, dividend and loan fee income:
Loans and leases receivable	$9,006	$11,566
Investment securities and interest-bearing deposits	1,237	1,303
	10,243	12,869
Interest expense:
Deposits	1,406	2,157
Advances from Federal Home Loan Bank and other borrowings	1,489	1,614
	2,895	3,771
Net interest income	7,348	9,098
Provision for losses on loans and leases	(300)	522
Net interest income after provision for losses on loans and leases	7,648	8,576
Noninterest income:
Fees on deposits	2,096	1,629
Loan servicing income, net	(40)	471
Gain on sale of loans	1,022	376
Earnings on cash value of life insurance	205	171
Trust income	194	166
Commission and insurance income	194	152
Gain on sale of securities, net	1,822	301
Other	(1,367)	99
	4,126	3,365
Noninterest expense:
Compensation and employee benefits	4,931	5,718
Occupancy and equipment	1,069	1,124
FDIC insurance	210	272
Check and data processing expense	817	715
Professional fees	643	836
Marketing and community investment	368	394
Foreclosed real estate and other properties, net	103	43
Other	680	687
	8,821	9,789
Income before income taxes	2,953	2,152
Income tax expense	876	711
Net income	$2,077	$1,441

Basic earnings per common share	$0.29	$0.21
Diluted earnings per common share	0.29	0.21
Dividend declared per common share	0.11	0.11
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011

Net income	$2,077	$1,441
Other comprehensive income, net of taxes
Securities available for sale	(265)	155
Cash flow hedges-interest rate swap contracts	948	(632)
Other comprehensive income/(loss), net of taxes	683	(477)
Comprehensive income	$2,760	$964
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$2,077	$1,441
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for losses on loans and leases	(300)	522
Provision for allowance on servicing rights	263	—
Depreciation	436	465
Amortization of discounts and premiums on securities and other	1,986	1,205
Stock based compensation	128	94
Net change in loans held for resale	(707)	1,760
(Gain) on sale of loans	(1,022)	(376)
Realized (gain) on sale of securities, net	(1,822)	(301)
(Gains) losses and provision-for-losses on sales of foreclosed real estate and other properties, net	(91)	14
Loss on disposal of office properties and equipment, net	3	—
Change in other assets and liabilities	(3,311)	(1,823)
Net cash provided by (used in) operating activities	(2,360)	3,001
Cash Flows From Investing Activities
Net change in loans outstanding	(10,917)	3,752
Securities available for sale
Sales, maturities and repayments	94,553	27,765
Purchases	(36,371)	(57,097)
Purchase of correspondent bank stock	(5,031)	(947)
Redemption of correspondent bank stock	5,520	411
Purchase of office properties and equipment	(378)	(911)
Purchase of servicing rights from external sources	(3)	(247)
Proceeds from sale of foreclosed real estate and other properties	292	11
Net cash provided by (used in) investment activities	47,665	(27,263)
Cash Flows From Financing Activities
Net (decrease) in deposit accounts	(32,301)	(8,977)
Proceeds of advances from Federal Home Loan Bank and other borrowings	116,068	78,885
Payments on advances from Federal Home Loan Bank and other borrowings	(127,051)	(78,672)
Increase in advances by borrowers	5,916	7,355
Proceeds from issuance of common stock	42	—
Cash dividends paid	(794)	(785)
Net cash (used in) financing activities	(38,120)	(2,194)
Increase (decrease) in cash and cash equivalents	7,185	(26,456)
Cash and Cash Equivalents
Beginning	50,334	55,617
Ending	$57,519	$29,161

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$3,007	$4,211
Cash payments for income and franchise taxes	142	16
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 1—SELECTED ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited.  Interim consolidated financial statements and the notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“fiscal 2012”), filed with the SEC.
The accompanying consolidated balance sheet as of June 30, 2012, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.
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

Management has evaluated subsequent events for potential disclosure or recognition through November 9, 2012, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Reclassification

Certain balances in the consolidated financial statements from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2—REGULATORY CAPITAL
The following table summarizes the Bank's compliance with its minimum regulatory capital requirements at September 30, 2012:

	Amount	Percent
Tier I (core) capital (to adjusted total assets):
Required	$56,971	5.00%
Actual	114,499	10.05
Excess over required	57,528	5.05

Total risk-based capital (to risk-weighted assets):
Required	75,956	10.00
Actual	123,960	16.32
Excess over required	48,004	6.32

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 3—EARNINGS PER SHARE
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
Following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the three months ended:

	September 30,
	2012	2011
Net income	$2,077	$1,441

Basic EPS:
Weighted average number of common shares outstanding	7,051,169	6,974,066
Basic earnings per common share	$0.29	$0.21

Diluted EPS:
Weighted average number of common shares outstanding	7,051,169	6,974,066
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	1,825	—
Weighted average number of common shares and common share equivalents	7,052,994	6,974,066
Diluted earnings per common share	$0.29	$0.21

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 4—INVESTMENTS IN SECURITIES
The amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are as follows:

	September 30, 2012
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$2,006	$—	$2,006	$5	$—	$2,011
Municipal bonds	9,933	—	9,933	301	(11)	10,223
	11,939	—	11,939	306	(11)	12,234
Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	3	—	10
Other investments	253	—	253	—	—	253
	268	(8)	260	3	—	263
Agency residential mortgage-backed securities	299,035	—	299,035	3,811	(249)	302,597
	$311,242	$(8)	$311,234	$4,120	$(260)	$315,094

	June 30, 2012
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$2,008	$—	$2,008	$7	$—	$2,015
Municipal bonds	9,659	—	9,659	324	(3)	9,980
	11,667	—	11,667	331	(3)	11,995
Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	3	—	10
Other investments	253	—	253	—	—	253
	268	(8)	260	3	—	263
Agency residential mortgage-backed securities	357,030	—	357,030	4,461	(503)	360,988
	$368,965	$(8)	$368,957	$4,795	$(506)	$373,246

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

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
The following tables present the fair value and age of gross unrealized losses by investment category:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
Municipal bonds	$725	$(11)	$—	$—	$725	$(11)
Agency residential mortgage-backed securities	58,661	(244)	303	(5)	58,964	(249)
	$59,386	$(255)	$303	$(5)	$59,689	$(260)
 The unrealized losses reported for municipal bonds relate to four municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of September 30, 2012, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 25 securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of September 30, 2012, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charge to net income:

	Three Months Ended September 30,
	2012	2011
Beginning balance of credit losses on securities held as of July 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—	—
Sale of securities which previously had recorded a credit loss for other-than-temporary impairment	—	—
Ending balance of credit losses on securities held as of September 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
_____________________________________

(1)	Fannie Mae common stock.
The amortized cost and fair value of debt securities as of September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$1,297	$1,304
Due after one year through five years	6,386	6,519
Due after five years through ten years	3,002	3,131
Due after ten years	1,254	1,280
	11,939	12,234
Agency residential mortgage-backed securities	299,035	302,597
	$310,974	$314,831

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.
Proceeds from the sale of securities available for sale for the first three months of fiscal 2013 were $73,032 and resulted in gross gains and gross losses of $1,822 and $0, respectively. Proceeds from the sale of securities available for sale for the first three months of fiscal 2012 were $15,823 and resulted in gross gains and gross losses of $301 and $0, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	September 30, 2012		June 30, 2012
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$56,947	8.2%	52,626	7.7%
Construction	3,944	0.6	2,808	0.4
Commercial:
Commercial business (1)	79,491	11.4	79,069	11.6
Equipment finance leases	2,841	0.4	3,297	0.5
Commercial real estate:
Commercial real estate	235,315	33.8	225,341	33.0
Multi-family real estate	47,233	6.8	47,121	6.9
Construction	13,389	1.9	12,172	1.8
Agricultural:
Agricultural real estate	64,183	9.2	70,796	10.4
Agricultural business	87,435	12.6	84,314	12.3
Consumer:
Consumer direct	21,521	3.1	21,345	3.1
Consumer home equity	79,994	11.5	81,545	11.9
Consumer overdraft & reserve	3,133	0.5	3,038	0.4
Consumer indirect	137	—	232	—
Total loans and leases receivable (2)	$695,563	100.0%	$683,704	100.0%
_____________________________________

(1)	Includes $2,142 and $2,262 tax exempt leases at September 30, 2012 and June 30, 2012, respectively

(2)	Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 5—LOANS AND LEASES RECEIVABLE
The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

September 30, 2012
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for Credit Losses:
Balance at beginning of period	$347	$977	$2,063	$4,493	$2,686	$10,566
Charge-offs	(1)	(20)	(7)	(6)	(369)	(403)
Recoveries	20	109	—	725	92	946
Provisions	(34)	13	240	(754)	235	(300)
Balance at end of period	$332	$1,079	$2,296	$4,458	$2,644	$10,809

September 30, 2011
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for Credit Losses:
Balance at beginning of period	$333	$1,464	$1,683	$9,266	$1,569	$14,315
Charge-offs	(29)	(437)	(276)	(2,796)	(350)	(3,888)
Recoveries	—	—	—	36	46	82
Provisions	(64)	192	54	(115)	455	522
Balance at end of period	$240	$1,219	$1,461	$6,391	$1,720	$11,031

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the related statement balances by portfolio segment:

	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
September 30, 2012
Individually evaluated for impairment	$35	$50	$72	$1,951	$34	$2,142
Collectively evaluated for impairment	297	1,029	2,224	2,507	2,610	8,667
Allowance for loan and lease losses	$332	$1,079	$2,296	$4,458	$2,644	$10,809
Individually evaluated for impairment	$255	$1,936	$1,296	$12,440	$149	$16,076
Collectively evaluated for impairment	60,636	80,396	294,641	139,178	104,636	679,487
Loans and leases receivable	$60,891	$82,332	$295,937	$151,618	$104,785	$695,563

	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
June 30, 2012
Individually evaluated for impairment	$27	$—	$74	$1,988	$30	$2,119
Collectively evaluated for impairment	320	977	1,989	2,505	2,656	8,447
Allowance for loan and lease losses	$347	$977	$2,063	$4,493	$2,686	$10,566
Individually evaluated for impairment	$214	$1,813	$1,554	$12,964	$121	$16,666
Collectively evaluated for impairment	55,220	80,553	283,080	142,146	106,039	667,038
Loans and leases receivable	$55,434	$82,366	$284,634	$155,110	$106,160	$683,704

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	September 30, 2012				June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$70,326	$2,520	$7,285	$—	$72,478	$2,596	$4,065	$—
Equipment finance leases	2,734	41	65	—	3,154	42	101	—
Commercial real estate:
Commercial real estate	219,453	20	16,870	—	209,647	67	16,817	—
Multi-family real estate	45,948	—	1,284	—	46,120	—	1,000	—
Construction	13,389	—	—	—	12,172	—	—	—
Agricultural:
Agricultural real estate	41,027	9,913	11,572	1,671	51,223	5,749	12,161	1,663
Agricultural business	79,775	4,892	2,662	139	78,941	2,496	2,748	141
	$472,652	$17,386	$39,738	$1,810	$473,735	$10,950	$36,892	$1,804

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	September 30, 2012		June 30, 2012
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$56,752	$195	$52,488	$138
Construction	3,944	—	2,808	—
Consumer:
Consumer direct	21,508	13	21,342	3
Consumer home equity	79,455	539	80,977	569
Consumer OD & reserves	3,133	—	3,038	—
Consumer indirect	133	4	230	2
	$164,925	$751	$160,883	$712

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

September 30, 2012	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$36	$—	$195	$231	$56,716	$164	$31	$195
Construction	—	—	—	—	3,944	—	—	—
Commercial:
Commercial business	35	8	1,262	1,305	78,186	553	1,383	1,936
Equipment finance leases	41	—	—	41	2,800	—	—	—
Commercial real estate:
Commercial real estate	115	—	246	361	234,954	—	1,065	1,065
Multi-family real estate	—	—	32	32	47,201	—	32	32
Construction	—	—	—	—	13,389	—	—	—
Agricultural:
Agricultural real estate	94	—	45	139	64,044	—	10,745	10,745
Agricultural business	16	—	31	47	87,388	—	1,102	1,102
Consumer:
Consumer direct	46	14	—	60	21,461	—	13	13
Consumer home equity	475	24	375	874	79,120	—	539	539
Consumer OD & reserve	6	—	—	6	3,127	—	—	—
Consumer indirect	2	—	4	6	131	—	4	4
Total	$866	$46	$2,190	$3,102	$692,461	$717	$14,914	$15,631
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

June 30, 2012	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$293	$57	$138	$488	$52,138	$107	$31	$138
Construction	—	—	—	—	2,808	—	—	—
Commercial:
Commercial business	576	2,214	817	3,607	75,462	—	1,813	1,813
Equipment finance leases	—	60	17	77	3,220	—	17	17
Commercial real estate:
Commercial real estate	1,077	117	426	1,620	223,721	—	1,254	1,254
Multi-family real estate	—	—	32	32	47,089	—	32	32
Construction	—	—	—	—	12,172	—	—	—
Agricultural:
Agricultural real estate	906	—	500	1,406	69,390	—	11,185	11,185
Agricultural business	981	—	79	1,060	83,254	—	1,169	1,169
Consumer:
Consumer direct	40	—	3	43	21,302	—	3	3
Consumer home equity	185	155	412	752	80,793	—	569	569
Consumer OD & reserve	2	—	—	2	3,036	—	—	—
Consumer indirect	10	—	2	12	220	—	2	2
Total	$4,070	$2,603	$2,426	$9,099	$674,605	$107	$16,075	$16,182
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

At September 30, 2012, the Bank had identified $16,076 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	September 30, 2012			June 30, 2012
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
Commercial business	$1,849	$1,849	$—	$1,813	$1,815	$—
Commercial real estate	1,040	1,040	—	1,112	1,112	—
Multi-family real estate	32	32	—	32	32	—
Agricultural real estate	3,964	3,964	—	3,957	3,957	—
Agricultural business	66	66	—	120	120	—
Consumer home equity	16	16	—	—	—	—
	6,967	6,967	—	7,034	7,036	—
With an allowance recorded:
One-to four-family	255	255	35	214	214	27
Commercial business	87	87	50	—	—	—
Commercial real estate	224	258	72	410	443	74
Agricultural real estate	7,374	7,790	1,687	7,838	8,254	1,721
Agricultural business	1,036	1,036	264	1,049	1,049	267
Consumer home equity	133	133	34	121	121	30
	9,109	9,559	2,142	9,632	10,081	2,119
Total:
One-to four-family	255	255	35	214	214	27
Commercial business	1,936	1,936	50	1,813	1,815	—
Commercial real estate	1,264	1,298	72	1,522	1,555	74
Multi-family real estate	32	32	—	32	32	—
Agricultural real estate	11,338	11,754	1,687	11,795	12,211	1,721
Agricultural business	1,102	1,102	264	1,169	1,169	267
Consumer home equity	149	149	34	121	121	30
	$16,076	$16,526	$2,142	$16,666	$17,117	$2,119
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the period indicated.

	For the Three Months Ended
	September 30, 2012		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$234	$5	$337	$6
Commercial business	1,875	9	843	—
Commercial real estate	1,393	4	1,288	4
Multi-family real estate	32	—	32	—
Agricultural real estate	11,567	10	14,054	7
Agricultural business	1,136	—	14,103	33
Consumer home equity	135	2	123	2
	$16,372	$30	$30,780	$52
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During the quarter ended September 30, 2012, new TDRs consisted of one residential and two consumer loans and were evaluated for impairment based upon the present value of discounted cash flows.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

September 30, 2012	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	2	$255	$255
Commercial real estate	3	393	359
Agricultural	8	11,983	11,567
Consumer	5	148	148
	18	$12,779	$12,329

June 30, 2012	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	1	$216	$214
Commercial real estate	3	544	442
Agricultural	8	12,191	11,649
Consumer	3	123	121
	15	$13,074	$12,426
_____________________________________

(1)	Includes nine customers, which are in compliance with their restructure terms, that are not accruing interest and have a recorded investment balance of $11,134.

(2)	Includes eight customers, which are in compliance with their restructure terms, that are not accruing interest and have a recorded investment balance of $11,213.
Excluded from above, the Company currently has one commercial business relationship with a recorded balance of $95 at September 30, 2012, that was originally restructured in fiscal 2012 which is not in compliance with its restructured terms and is in nonaccrual status. At June 30, 2012, the Company had one agricultural relationship with a recorded balance of $117, which was not in compliance with its restructured terms. It was in nonaccrual status at the time of the original restructuring in fiscal 2011. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.
New TDRs initially classified as a TDR during the three months ended September 30, were as follows:

	2012		2011
	Number	Amount	Number	Amount
Residential	1	$41	—	$—
Commercial business	—	—	1	370
Agricultural	—	—	2	4,143
Consumer	2	28	—	—
	3	$69	3	$4,513
All of the TDRs added during the first three months of fiscal 2013 were due to loan maturity extensions granted which did not reduce the interest rate below the market rate. No TDRs defaulted in the first three months of fiscal 2013.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 6—LOAN SERVICING
Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended
	September 30,
	2012	2011
Mortgage servicing rights, beginning	$12,820	$12,952
Additions	525	445
Amortization (1)	(620)	(458)
Mortgage servicing rights, ending	$12,725	$12,939

Valuation allowance, beginning	$(888)	$—
Additions (1)	(263)	—
Valuation allowance, ending	$(1,151)	$—

Mortgage servicing rights, net	$11,574	$12,939

Servicing fees received	$843	$929
Balance of loans serviced at:
Beginning of period	1,187,900	1,199,059
End of period	1,172,769	1,205,181
_____________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter as the result of the evaluation of historical prepayment activity.  For the first quarter ended September 30, 2012 and 2011, the constant prepayment rates (CPR) used to calculate the amortization was 16.1% and 10.3%, respectively.  Management utilized a discount rate of 9.0% for valuation purposes for both periods.  Prepayment speeds calculated at September 30, 2012 and 2011 were 16.2% and 11.9%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

 The following tables summarize segment reporting information:

	Three Months Ended
	September 30,
	2012			2011
	Banking	Other	Total	Banking	Other	Total
Net interest income	$7,771	$(423)	$7,348	$9,488	$(390)	$9,098
Provision for losses on loans and leases	300	—	300	(522)	—	(522)
Noninterest income	4,031	95	4,126	3,288	77	3,365
Intersegment noninterest income	(87)	21	(66)	(57)	(9)	(66)
Noninterest expense	(8,270)	(551)	(8,821)	(9,074)	(715)	(9,789)
Intersegment noninterest expense	—	66	66	—	66	66
Income (loss) before income taxes	$3,745	$(792)	$2,953	$3,123	$(971)	$2,152
Total assets at September 30(1)	$1,139,435	$13,991	$1,153,426	$1,182,570	$8,230	$1,190,800

(1)	Included in total assets was goodwill totaling $4,366 at September 30, 2012 and $4,366 at September 30, 2011, which is attributed entirely to the banking segment.
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
The components of net periodic benefit cost for the three months ended September 30 consist of the following:

	2012	2011
Net periodic benefit cost
Service cost	$164	$196
Interest cost	164	177
Expected return on plan assets	(152)	(193)
Amortization of prior losses	32	—
Total costs recognized in expense	$208	$180

The Company previously disclosed in its consolidated financial statements for fiscal 2012, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $470 in fiscal 2012 to fund its qualified pension plan.  During the second quarter of fiscal 2013, the Company expects to contribute $400 to fund its qualified pension plan.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

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
The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2013	2012
Quarter ended September 30	$236	$445
Quarter ended December 31	—	451
Quarter ended March 31	—	438
Quarter ended June 30	—	495
Net healthcare costs	$236	$1,829

NOTE 10—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the three months ended September 30, 2012 and 2011.
Stock option activity for the three months ended September 30, 2012, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	50,067	$14.41
Granted	—	—
Forfeited	(5,711)	16.49
Expired	(1,059)	9.92
Exercised	(7,525)	9.92
Ending Balance	35,772	$15.16	1.87	$—
Vested and exercisable at September 30	35,772	$15.16	1.87	$—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Stock appreciation rights activity for the three months ended September 30, 2012, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	112,570	$13.60
Granted	—	—
Forfeited	(2,723)	14.39
Exercised	—	—
Ending Balance	109,847	$13.58	6.32	$—
Vested and exercisable at September 30	92,915	$13.78	6.20	$—
The total intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was $20 and $0, respectively. Cash received from the exercise of options and SARs for the three months ended September 30, 2012 and 2011, was $43 and $0, respectively. There were no cashless option exercises or related tax benefit realized for the three months ended September 30, 2012 and 2011. The total unrecognized compensation cost related to nonvested SARs awards at September 30, 2012 was $39. This unrecognized cost is expected to be recognized over a weighted average period of 11 months.
Nonvested share activity for the three months ended September 30, was as follows:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	62,281	$11.76	37,810	$11.77
Granted	9,000	12.75	350	8.48
Vested	(4,431)	12.31	(6,980)	13.08
Forfeited	—	—	(299)	13.03
Nonvested Balance, ending	66,850	$11.86	30,881	$11.42

Pretax compensation expense recognized for nonvested shares for the three months ended September 30, 2012 and 2011, was $57 and $28, respectively. The tax benefit for the three months ended September 30, 2012 and 2011 was $22 and $10, respectively. During the first quarter of fiscal 2013, 9,000 shares of nonvested stock with an issuance value of $115 were awarded, which proportionally vest annually over two years from the issue date. As of September 30, 2012, there was $461 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 25 months. The total fair value of shares vested during the three months ended September 30, 2012 and 2011 was $55 and $91, respectively.
In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock are made to outside directors of the Company and no replacement equity incentive plan has been adopted. Each outside director is entitled to all voting, dividend and distribution rights during the vesting period. During the third quarter of fiscal 2012, an aggregate of 20,409 shares of nonvested stock were awarded to the Company's outside directors, which fully vested on October 31, 2012. Pretax compensation expense recognized for nonvested shares for the three months ended September 30, 2012 and 2011, was $56 and $46, respectively. The tax benefit for three months ended September 30, 2012 and 2011 was $21 and $17, respectively. As of September 30, 2012, there was $75 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1 month. The total fair value of shares vested during the three months ended September 30, 2012 and 2011 was $0 and $0, respectively.
The 2002 Stock Option and Incentive Plan has expired effective September 20, 2012. No plan was in effect at September 30, 2012 for the purpose of issuing new shares. These stock option and incentive plans are described more fully in Part II, Item

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, under Note 16 of “Notes to Consolidated Financial Statements.”
NOTE 11—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS
The Company has issued and outstanding 27,000 shares totaling $27,000 of Company Obligated Mandatorily Redeemable Preferred Securities. These four Trusts were established and exist for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole assets of the four Trusts. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.65% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond the respective maturity date. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all four securities as the call option date has passed. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's capital stock.

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
The Company has outstanding interest rate swap agreements with notional amounts totaling $27,000 to convert four variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 2.2 years and have fixed rates ranging from 5.68% to 6.91% with a weighted average rate of 6.12%. The fair value of the derivatives was an unrealized loss of $1,998 at September 30, 2012 and an unrealized loss of $2,331 at September 30, 2011. The Company also had two forward-starting interest rate swap agreements totaling $7,000, which replaced the existing swap agreements upon their expiration effective October 1, 2012. The agreements have a weighted average maturity of 4.1 years, and have fixed rates ranging from 5.95% to 6.58% with a weighted average rate of 6.13%. The fair value of the derivatives was an unrealized loss of $1,005 at September 30, 2012 and an unrealized loss of $742 at September 30, 2011. The Company pledged $2,964 in cash under collateral arrangements as of September 30, 2012, to satisfy collateral requirements associated with these interest rate swap contracts.
The Company has borrower interest rate swap agreements with notional amounts totaling $7,669 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first three months ended September 30, 2012 and 2011. Any amounts due to the Company are expected to be collected from the borrowers.  Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible.  Management monitors this credit exposure on a quarterly basis.
During the first quarter of fiscal 2013, the Company terminated its five interest rate swap agreements with notional amounts totaling $35,000 which converted the variable-rate attributes of a pool of deposits into fixed-rate instruments. The Company recognized a charge of $1,456, which is included in other noninterest income in the financial statements. Comparatively, no gain or loss was recognized in net income for the three months ended September 30, 2011 related to interest rate swaps.
No deferred net losses on interest rate swaps in other comprehensive loss as of September 30, 2012, are expected to be reclassified into net income during the current fiscal year. See Note 13 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the derivative financial instruments utilized as of September 30, 2012.

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$1,327	$74	$—
Fair value hedge	Loans and leases receivable	5,015	—	(37)
Cash flow hedge	Accrued expenses and other liabilities	34,000	—	(3,003)
Non-designated derivatives	Accrued expenses and other liabilities	1,327	—	(74)
		$41,669	$74	$(3,114)
The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of September 30, 2012.

	Notional Value	Average Maturity (years)	Fair Value (Loss)	Receive	Pay
Liability conversion swaps	$34,000	2.6	$(3,003)	2.87%	6.12%
Loan interest rate swaps	7,669	7.7	(37)	3.07	4.32
	$41,669		$(3,040)
The following table summarizes the amount of gains (losses) included in the income statement for the three months ended:

			September 30,
	Income Statement Location	Notional Amount	2012	2011
Cash flow hedge	Other noninterest income	$35,000	$(1,456)	$—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of September 30, are as follows:

	2012	2011
Net income	$2,077	$1,441
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized gains (losses) on other securities	1,394	551
Reclassification adjustment:
Security (gains) losses recognized in earnings	(1,822)	(301)
Income tax (expense) benefit	163	(95)
Other comprehensive income (loss) on securities available for sale	(265)	155
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	75	(1,269)
Reclassification adjustment:
Hedge losses recognized in earnings	1,456	—
Income tax (expense) benefit	(583)	637
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	948	(632)
Total other comprehensive income (loss)	683	(477)
Comprehensive income	$2,760	$964
Cumulative other comprehensive gain (loss) balances as of the following dates were:

	September 30,	June 30,
	2012	2012
Unrealized gain on securities available for sale net of related tax effect of $1,467 and $1,630	$2,394	$2,659
Unrealized loss on defined benefit plan net of related tax effect of $828 and $828	(1,351)	(1,351)
Unrealized loss on cash flow hedging activities net of related tax effect of $1,020 and $1,603	(1,982)	(2,930)
	$(939)	$(1,622)

NOTE 14—FINANCIAL INSTRUMENTS
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.
The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Estimated fair values of the Company's financial instruments are as follows:

September 30, 2012		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$57,519	$57,519	$57,519	$—	$—
Securities available for sale	315,094	315,094	10	315,084	—
Correspondent bank stock	7,354	7,354	—	7,354	—
Loans held for sale	17,936	17,936	—	17,936	—
Net loans and leases receivable	684,754	687,813	—	11,922	675,891
Accrued interest receivable	5,733	5,733	—	5,733	—
Servicing rights, net	11,574	11,574	—	—	11,574
Interest rate swap contracts	74	74	—	74	—
Financial liabilities
Deposits	861,558	864,830	—	—	864,830
Interest rate swap contracts	3,097	3,097	—	3,097	—
Borrowed funds	131,411	143,830	—	143,830	—
Subordinated debentures payable to trusts	27,837	27,843	—	—	27,843
Accrued interest payable and advances by borrowers for taxes and insurance	20,468	20,468	—	20,468	—

June 30, 2012		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$50,334	$50,334	$50,334	$—	$—
Securities available for sale	373,246	373,246	10	373,236	—
Correspondent bank stock	7,843	7,843	—	7,843	—
Loans held for sale	16,207	16,207	—	16,207	—
Net loans and leases receivable	673,138	677,139	—	12,314	664,825
Accrued interest receivable	5,431	5,431	—	5,431	—
Servicing rights, net	11,932	11,932	—	—	11,932
Interest rate swap contracts	65	65	—	65	—
Financial liabilities
Deposits	893,859	896,929	—	—	896,929
Interest rate swap contracts	4,598	4,598	—	4,598	—
Borrowed funds	142,394	151,370	—	151,370	—
Subordinated debentures payable to trusts	27,837	25,978	—	—	25,978
Accrued interest payable and advances by borrowers for taxes and insurance	14,664	14,664	—	14,664	—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at September 30, 2012:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$2,011	$—	$2,011
Municipal bonds	—	10,223	—	10,223
Equity securities:
Federal Ag Mortgage	10	—	—	10
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	302,597	—	302,597
Securities available for sale	10	315,084	—	315,094
Interest rate swap contracts	—	94	—	94
Total assets	10	315,178	—	315,188
Interest rate swaps contracts	—	3,097	—	3,097
Total liabilities	$—	$3,097	$—	$3,097

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at September 30, 2012:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2013 Incurred Losses/(Gains)
Impaired loans	$—	$11,922	$2,012	$(23)
Mortgage servicing rights	—	—	11,574	263
Foreclosed assets	—	—	263	40

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$2,012	Discounted cash flow	Discount rate	5.0% - 9.0% (6.9%)
			Principal loss severity	13.3% - 37.3% (19.4%)

		Collateral valuation	Discount from appraised value	15.0% - 60.0% (35.3%)
			Costs to sell	7.5%

Servicing rights, net	11,574	Discounted cash flow	Constant prepayment rate	16.2%
			Discount rate	9.0%

Foreclosed real estate and other properties	263	Collateral valuation	Costs to sell	10.0% - 30.0% (16.4%)
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q"), as well as other reports issued by HF Financial Corp. (the "Company") include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company's management may make forward-looking statements orally to the media, securities analysts, investors and others from time to time. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Words such as "optimism," "look-forward," "bright," "believe," "expect," "anticipate," "intend," "hope," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may," are intended to identify these forward-looking statements.
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

•
other factors and risks described under Part I, Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3—Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-Q.

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
References in this Form 10-Q to "we," "our," "us" and other similar references are to the Company, unless otherwise expressly stated or the context requires otherwise.
Executive Summary
The Company's net income for the first three months of fiscal 2013 was $2.1 million, or $0.29 in diluted earnings per common share, compared to $1.4 million, or $0.21 in diluted earnings per common share, for the same period of fiscal 2012. The first quarter of fiscal 2013 resulted in a return on average equity (i.e., net income divided by average equity) of 8.42%, compared to 6.08% in the same quarter of the prior year. For the quarter ended September 30, 2012, the return on average assets (i.e., net income divided by average assets) was 0.71% compared to 0.48% in the prior year's quarter.
Net interest income for the first three months of fiscal 2013 was $7.3 million, a decrease of $1.8 million, or 19.2%, compared to the same period a year ago.  For the three months ended September 30, 2012, average interest-earning assets and average interest-bearing liabilities decreased 4.1% and 5.2%, respectively, compared to the same period a year ago.  Yields on interest-earning assets decreased to 3.75% for the first three months of fiscal 2013, compared to 4.53% a year ago, a decrease of 78 basis points, due primarily to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.  The yields on investment securities and other short-term investments are also impacted by the low interest rate environment and prepayment speeds of mortgage-backed securities purchased at a premium. For the same period, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, decreased to 0.65%, compared to 0.96%, a decrease of 31 basis points.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the three months ended September 30, 2012 was 2.72%, which is a decrease of 52 basis points from the same period of the prior fiscal year.  The margin declined primarily due to the decreases in yield associated with the loan and investment rates in excess of the decrease in the deposit rates paid. A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the interest-bearing liabilities, and the average balances for these categories decreased when compared to the same period of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Total loans increased to $695.6 million from $683.7 million at June 30, 2012. Commercial real estate lending opportunities have increased, while strong underwriting standards remain in place. Residential mortgage loan originations continued year-over-year increased production with the majority of these loans sold into the secondary market. We remain cautiously optimistic that the overall strength of the local economic recovery is reflected in increased lending activity, while also acknowledging that we continue to operate in uncertain national conditions. The operating environment has resulted in increased competition among financial institutions for loan demand from creditworthy borrowers.
The allowance for loan and lease losses increased $243,000 to $10.8 million at September 30, 2012, compared to June 30, 2012.  The ratio of allowance for loan and lease losses to total loans and leases was 1.55% as of September 30, 2012 compared to 1.55% at June 30, 2012.  The overall loan balances have increased during the fiscal year, while the general reserve increased in part due to the effects of the change in loan balances, historical charge-off activity and management's assessment of environmental factors. During the quarter, recoveries exceeded charge-offs resulting in a net recovery of $543,000. The recoveries combined with the overall analysis of the allowance for loan and lease losses contributed to a net benefit for the provision for loan and lease losses of $300,000 for the first three months of fiscal 2013. Total nonperforming assets at September 30, 2012 were $15.6 million as compared to $16.2 million at June 30, 2012.  The ratio of nonperforming assets to total assets decreased to 1.45% at September 30, 2012, compared to 1.49% at June 30, 2012.  The overall decrease in nonperforming assets from the previous quarter was primarily attributed to improving conditions in the regional commercial and agricultural markets and our continued proactive management of problem assets. The valuation allowance recorded in accordance with ASC 310 on identified impaired loans remained steady at $2.1 million at September 30, 2012, the same as June 30, 2012. Approximately 91% of the valuation allowance on impaired loans are agricultural loans and, more specifically, 85% are within the dairy sector. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.
 Foreclosed real estate and other properties decreased by $572,000 to $1.1 million at September 30, 2012 from $1.6 million at June 30, 2012, with remaining assets primarily consisting of residential loans that were foreclosed and unsold at quarter end.
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
 Total deposits at September 30, 2012, were $861.6 million, a decrease of $32.3 million from June 30, 2012. The decrease in overall deposits was primarily due to the $45.0 million decrease in public funds, offset by a $13.0 million increase of in-market deposits, exclusive of public funds. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits, which are one of the primary factors affecting the amount of interest expense paid, decreased to the average rate paid of 0.77% on interest-bearing deposits for the three month period ended September 30, 2012, compared to 0.82% for the three month period ended June 30, 2012.
 On October 29, 2012, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the first quarter of fiscal 2013.  The dividend will be paid on November 16, 2012, to stockholders of record on November 9, 2012.

 The total risk-based capital ratio of 16.32% at September 30, 2012, increased by 45 basis points from 15.87% at June 30, 2012.  Tier I capital increased 39 basis points to 10.05% at September 30, 2012 when compared to 9.66% at June 30, 2012. This continues to place the Bank in the “well-capitalized” category within financial institution regulation at September 30, 2012 and is consistent with the “well-capitalized” regulatory category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.
 Noninterest income was $4.1 million for the three months ended September 30, 2012, compared to $3.4 million for the same period in the prior fiscal year, an increase of $761,000.  This increase was due to increases in gain on sale of loans and fees on deposits, and partially offset by the decrease in net loan servicing income. The gain on sale of loans increased by $646,000 due to increased levels of originated single-family loans. Deposit fees for the first fiscal quarter included approximately $600,000 of nonrecurring vendor incentive fees related to a debit card brand change for customer accounts. Security gains totaled $1.8 million for the quarter ended September 30, 2012, which is an increase of $1.5 million compared to the same quarter of the prior year. The increases in security gains were offset by a decrease in other noninterest income of $1.5 million due to a nonrecurring charge related to the termination of hedging activity on deposit balances for the quarter ended September 30, 2012. Net loan servicing income decreased $511,000 to a net loss of $40,000 for the three months ended September 30, 2012, due primarily to a provision recorded of $263,000 and increased amortization expenses recorded of $162,000, when compared to the prior year's quarter. These reductions in servicing income were the result of higher prepayment speeds calculated within the servicing portfolio which have resulted from the low interest rate environment.
Noninterest expense was $8.8 million for the three months ended September 30, 2012, as compared to $9.8 million for the same period of the prior fiscal year, a decrease of $968,000, or 9.9%.  The decrease was attributed primarily to decreases in compensation and employee benefits of $787,000, along with decreases in the cost of FDIC insurance, occupancy and equipment, and professional fees for a total of $310,000. Compensation costs decreased due to a reduced number of average full-time equivalents (“FTE's”) for the first three months compared to the same period in the prior fiscal year, while employee benefits decreased due to reduced levels of utilization of the self-insurance health care plan. FDIC insurance decreased due to a modified rate which was lower because of improved asset quality and net income to risk weighted asset ratios. Occupancy and equipment decreased when compared to the same quarter of the prior year because of the efficiency initiatives taken in the second through fourth quarters of fiscal 2012 which reduced the number of branches by consolidating them with other nearby branches to improve operating efficiencies. Professional fees have declined on a year-over-year basis due to the resolution of certain employment, regulatory and governance matters the Company faced in the first quarter of fiscal 2012.
During the prior fiscal year, the Company was informed by the South Dakota Housing Development Authority (“SDHDA”) that a change in business model was necessary for SDHDA to continue to meet the financing needs of its single family mortgage program in South Dakota. This change would include the development of a new bond resolution, to support a mortgage-backed securities program. As such, a request for proposal for a master servicer with a two year commitment period was provided to interested parties, and the Company was informed that a new master servicer would begin effective April 1, 2012. This change in business model terminated the new flow of servicing assets from SDHDA to the Company beginning in the fourth fiscal quarter of fiscal 2012. The Company does not expect this event to have a material impact on the fiscal 2013 income statement. The single family mortgage segment of the Company's SDHDA servicing portfolio is expected to decrease in value over time, as principal is reduced, which may be offset by increases to the Fannie Mae servicing portfolio balances through new origination activity. The Company continues to evaluate potential acquisition of servicing assets dependent upon market conditions and characteristics desirable by the Company, which may include bidding as the master servicer for SDHDA after the initial two year commitment is complete.
On November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar year 2009 and the entire calendar years of 2010, 2011, and 2012.  On December 30, 2009, the Company paid $4.9 million, which was recorded as a prepaid asset and is being proportionally expensed as each quarter elapses. At September 30, 2012, the remaining balance recorded as a prepaid asset was $1.2 million. Effective in the first quarter of fiscal 2013, the FDIC insurance assessment rate was modified and reduced due to the Bank's asset quality ratios and earnings as compared to risk weighted assets. As a result, FDIC insurance decreased by $62,000, to $210,000 for the three months ended September 30, 2012 compared to the same period in the prior fiscal year.
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
Financial Condition Data
At September 30, 2012, the Company had total assets of $1.15 billion, a decrease of $39.2 million from the level at June 30, 2012. Securities available for sale decreased $58.2 million and were partially offset by an increase in net loans and leases receivable of $11.6 million. Total liabilities decreased by $41.3 million primarily due to decreases in deposits and advances from the FHLB and other borrowings of $32.3 million and $11.0 million, respectively. Stockholders' equity increased by $2.1 million since June 30, 2012, primarily due to net income and a decrease in accumulated other comprehensive loss, which were partially offset by the payment of dividends.
The securities available for sale decreased by $58.2 million due primarily to the sale of securities during the first fiscal quarter of $73.0 million for a net gain of $1.8 million. The increase in net loans and leases receivable, which excludes loans in process and deferred fees, was $11.6 million due to the increase in loan balances of $11.9 million and slightly offset by the increase in the allowance for loan and lease losses of $243,000. Commercial real estate was the primary contributor to the change with an increase of $10.0 million during the three months ended September 30, 2012.
In addition, loans held for sale increased $1.7 million, primarily due to increased mortgage financing activity and the amount of one-to four-family loans held at September 30, 2012.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits decreased $32.3 million, to $861.6 million at September 30, 2012, due primarily to the decrease in deposits held for public funds of $45.0 million. Deposit accounts, exclusive of public funds and out-of-market certificates of deposits, increased $13.0 million, or 1.8% since June 30, 2012, which offset some of the decrease related to the public funds. Advances from the FHLB and other borrowings decreased $11.0 million, to $131.4 million at September 30, 2012 as compared to June 30, 2012, due to reduced funding needs.
Stockholders' equity increased $2.1 million at September 30, 2012 when compared to June 30, 2012. Increases in stockholders' equity was derived from net income of $2.1 million, and a net decrease in accumulated other comprehensive loss of $683,000. These increases were partially offset by the payment of a cash dividend of $794,000.
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

	Three Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$703,470	$9,006	5.08%	$832,298	$11,566	5.53%
Investment securities(2)(3)	371,721	1,186	1.27	289,492	1,241	1.71
FHLB stock	7,977	51	2.54	8,232	62	3.00
Total interest-earning assets	1,083,168	$10,243	3.75%	1,130,022	$12,869	4.53%
Noninterest-earning assets	83,133			69,100
Total assets	$1,166,301			$1,199,122
Interest-bearing liabilities:
Deposits:
Checking and money market	$336,643	$397	0.47%	$311,203	$532	0.68%
Savings	112,365	74	0.26	113,693	81	0.28
Certificates of deposit	278,278	935	1.33	350,521	1,544	1.75
Total interest-bearing deposits	727,286	1,406	0.77	775,417	2,157	1.11
FHLB advances and other borrowings	147,241	1,061	2.86	148,936	1,159	3.10
Subordinated debentures payable to trusts	27,837	428	6.10	27,837	455	6.50
Total interest-bearing liabilities	$902,364	$2,895	1.27%	$952,190	$3,771	1.58%
Noninterest-bearing deposits	131,901			119,758
Other liabilities	34,163			32,834
Total liabilities	1,068,428			1,104,782
Equity	97,873			94,340
Total liabilities and equity	$1,166,301			$1,199,122
Net interest income; interest rate spread(4)		$7,348	2.48%		$9,098	2.95%
Net interest margin(4)(5)			2.69%			3.20%
Net interest margin, TE(6)			2.72%			3.24%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended September 30, 2012 and 2011 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended September 30,
	2012	2011
	(Dollars in Thousands)
Net interest income	$7,348	$9,098
Taxable equivalent adjustment	85	105
Adjusted net interest income	7,433	9,203
Average interest-earning assets	1,083,168	1,130,022
Net interest margin, TE	2.72%	3.24%

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

	Three Months Ended September 30,
	2012 vs 2011
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$(1,772)	$(788)	$(2,560)
Investment securities(2)	355	(410)	(55)
FHLB stock	(2)	(9)	(11)
Total interest-earning assets	$(1,419)	$(1,207)	$(2,626)
Interest-bearing liabilities:
Deposits:
Checking and money market	$44	$(179)	$(135)
Savings	(1)	(6)	(7)
Certificates of deposit	(316)	(293)	(609)
Total interest-bearing deposits	(273)	(478)	(751)
FHLB advances and other borrowings	(12)	(86)	(98)
Subordinated debentures payable to trusts	—	(27)	(27)
Total interest-bearing liabilities	$(285)	$(591)	$(876)

Net interest income decrease	$(1,134)	$(616)	$(1,750)
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
In accordance with ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity's method for monitoring and assessing credit risk. Residential and Consumer loan portfolio segments include classes of one-to- four family, construction, consumer direct, consumer home equity, consumer overdraft and reserves, and consumer indirect. Commercial, Commercial Real Estate and Agriculture loan portfolio segments include the classes of commercial business, equipment finance leases, commercial real estate, multi-family real estate, construction, agricultural business, and agricultural real estate.
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
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, an impairment valuation of $1.2 million has been recorded for temporary impairment at September 30, 2012 of which $263,000 was recorded during fiscal 2013.
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
The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At September 30, 2012, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.
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
Interest Rate Contracts and Hedging Activities. The Company uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. To qualify for and maintain hedge accounting, the Company must meet formal documentation and effectiveness evaluation requirements both at the hedge's inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Company no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported net income could be significant, as discussed below.

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

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur or is terminated, the derivative gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income within other noninterest income. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current period net income. During the quarter ended September 30, 2012, the Company terminated its $35.0 million notional deposit hedges, with a resulting charge to other noninterest income of $1.5 million.

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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $1.1 million during the fiscal year to $16.7 million at September 30, 2012. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.45% at September 30, 2012, from 1.49% at June 30, 2012.
Nonaccruing loans and leases decreased to $14.9 million at September 30, 2012 compared to $16.1 million at June 30, 2012. Included in nonaccruing loans and leases at September 30, 2012 were four loans totaling $31,000 secured by one- to four-family real estate, five commercial business loans totaling $1.4 million, 10 commercial real estate loans totaling $1.1 million, 13 agricultural real estate loans totaling $10.7 million, nine agricultural business loans totaling $1.1 million, and 18 consumer loans totaling $556,000.
Accruing loans and leases delinquent more than 90 days increased $610,000, to $717,000 at September 30, 2012 compared to $107,000 at June 30, 2012. Included in accruing loans and leases delinquent more than 90 days at September 30, 2012 were two loans aggregating $164,000 secured by one-to four-family real estate and three loans aggregating $553,000 secured by business assets. The one-to four- family collateralized loans have a weighted average loan to value ratio of 88.2% at September 30, 2012 and remain in accruing status due to the government guarantees on the loans. The commercial business collateralized loans have a loan to value ratio of 84.4% and remain in accruing status due to pending government disaster assistance funding.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases past due 90 days and still accruing were $15.6 million, a decrease of $551,000 from the levels at June 30, 2012. Approximately two-thirds of the nonperforming loans at September 30, 2012 and June 30, 2012 related to dairy loans within the agricultural sector. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
As of September 30, 2012, the Company had $1.1 million of foreclosed assets. The balance of foreclosed assets consisted of $938,000 in single-family residences, $109,000 in agricultural real estate collateral, and $8,000 in consumer collateral.
At September 30, 2012, the Company had designated $44.8 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $1.7 million of unused lines of credit for those borrowers that have classified assets. At September 30, 2012, the Company had $10.2 million in commercial real estate and commercial business loans purchased, of which none of the amounts were classified at September 30, 2012. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the September 30, 2012, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at September 30, 2012 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	September 30, 2012	June 30, 2012
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$31	$31
Commercial business	1,383	1,813
Equipment finance leases	—	17
Commercial real estate	1,065	1,254
Multi-family real estate	32	32
Agricultural real estate	10,745	11,185
Agricultural business	1,102	1,169
Consumer direct	13	3
Consumer home equity	539	569
Consumer indirect	4	2
Total	14,914	16,075
Accruing loans and leases delinquent more than 90 days:
One- to four-family	164	107
Commercial business	553	—
Total	717	107
Foreclosed assets:
One- to four-family	938	1,515
Agricultural real estate	109	109
Consumer direct	8	3
Total(1)	1,055	1,627
Total nonperforming assets(2)	$16,686	$17,809
Ratio of nonperforming assets to total assets(3)	1.45%	1.49%
Ratio of nonperforming loans and leases to total loans and leases(4)	2.25%	2.37%
Accruing troubled debt restructures	$1,195	$1,213
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total assets of the Company and its direct and indirect subsidiaries on a consolidated basis.

(4)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Three Months Ended September 30,
	2012	2011
	(Dollars in Thousands)
Balance at beginning of period	$10,566	$14,315
Charge-offs:
One- to four-family	(1)	(29)
Commercial business	—	(437)
Equipment finance leases	(20)	—
Commercial real estate	—	(276)
Construction	(7)	—
Agricultural real estate	(6)	(719)
Agricultural business	—	(2,077)
Consumer direct	(10)	(24)
Consumer home equity	(289)	(253)
Consumer OD & reserve	(69)	(71)
Consumer indirect	(1)	(2)
Total charge-offs	(403)	(3,888)
Recoveries:
One- to four-family	20	—
Commercial business	108	—
Equipment finance leases	1	—
Agricultural real estate	38	—
Agricultural business	687	36
Consumer direct	11	3
Consumer home equity	27	19
Consumer OD & reserve	26	18
Consumer indirect	28	6
Total recoveries	946	82
Net recoveries (charge-offs)	543	(3,806)
Additions charged to operations	(300)	522
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$10,809	$11,031
Ratio of net (recoveries) charge-offs during the period to average loans and leases outstanding during the period (2)	(0.31)%	1.82%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.55%	1.35%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	69.15%	36.70%
_____________________________________

(1)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the three months ended September 30, 2012 and 2011 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	September 30, 2012		June 30, 2012
	(Dollars in Thousands)
Residential	$297	$35	$320	$27
Commercial business	1,029	50	977	—
Commercial real estate	2,224	72	1,989	74
Agricultural	2,507	1,951	2,505	1,988
Consumer	2,610	34	2,656	30
Total	$8,667	$2,142	$8,447	$2,119

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	September 30, 2012			June 30, 2012
	(Dollars in Thousands)
Residential	2	$255	$35	1	$214	$27
Commercial business	4	1,936	50	5	1,813	—
Commercial real estate	8	1,296	72	5	1,554	74
Agricultural	12	12,440	1,951	16	12,964	1,988
Consumer	5	149	34	1	121	30
Total	31	$16,076	$2,142	28	$16,666	$2,119

The allowance for loan and lease losses was $10.8 million at September 30, 2012, as compared to $10.6 million at June 30, 2012. This increase is attributable to the the general valuation allowance increase of $220,000 due to an increase in loans outstanding and adjustments related to historical loss and environmental factors. The specific valuation allowance increased by $23,000 to $2.1 million. The majority of the specific valuation allowance continues to be related to the agricultural portfolio segment. The ratio of the allowance for loan and lease losses to total loans and leases was 1.55% at September 30, 2012, the same as June 30, 2012. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At September 30, 2012, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $85,000, as compared to $79,000 at June 30, 2012. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Form 10-K for the year ended June 30, 2012, for a description of the Company's policy regarding the provision for losses on loans and leases.
Comparison of the Three Months Ended September 30, 2012 and September 30, 2011
General.    The Company's net income was $2.1 million or $0.29 for basic and diluted earnings per common share for the quarter ended September 30, 2012, a $636,000 increase in net income compared to $1.4 million or $0.21 for basic and diluted earnings per common share, respectively, for the same quarter of the prior year. The first quarter of fiscal 2013 resulted in a return on average equity (i.e., net income divided by average equity) of 8.42%, compared to 6.08% in the same quarter of the prior year. For the quarter ended September 30, 2012, the return on average assets (i.e., net income divided by average assets) was 0.71% compared to 0.48% in the prior year's quarter. As discussed in more detail below, the increases were due to a variety of key factors, including a decrease in the provision for losses on loans and leases of $822,000, a decrease in noninterest expense of $968,000 and an increase in noninterest income of $761,000, partially offset by a decrease in net interest income of $1.8 million and an increase in income taxes of $165,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $10.2 million for the quarter ended September 30, 2012, as compared to $12.9 million for the same quarter of the prior year, a decrease of $2.6 million or 20.4%. The average volume of total interest-earning assets decreased by 4.1%, resulting in a decrease of overall interest and dividends of $1.4 million, while the average yield on interest-earning assets decreased 78 basis points, resulting in a decrease to overall interest and dividend income of $1.2 million. The average volume of loans and leases receivable decreased from $832.3 million for the quarter ended September 30, 2011, to $703.5 million for the quarter ended September 30, 2012. The average yield on interest-earning assets was 3.75% for the quarter ended September 30, 2012, as compared to 4.53% for the prior year's quarter. For the quarter ended September 30, 2012, the average yield on loans and leases receivable was 5.08%, a decrease of 45 basis points from 5.53% in the same quarter of the prior year. The overall decrease in interest and dividend income was due primarily to the reduction in the volume of loans and an increase in lower yielding investments that generally reflected a lower interest rate environment compared to the prior year.
Interest Expense.    Interest expense was $2.9 million for the quarter ended September 30, 2012, as compared to $3.8 million for the same quarter of the prior year, a decrease of $876,000 or 23.2%. While $273,000 of the decrease in interest expense was the result of a 6.2% decrease in the average volume of deposits, a $478,000 decrease in interest expense was the result of a decrease in average deposit rates of 34 basis points. The average rate on interest-bearing deposits was 0.77% for the quarter ended September 30, 2012, as compared to 1.11% for the prior year's quarter. A $86,000 decrease in interest expense was the result of a decrease in the average rate paid for FHLB advances and other borrowings.
Net Interest Income.    The Company's net interest income for the quarter ended September 30, 2012, decreased $1.8 million or 19.2%, to $7.3 million as compared to the prior fiscal year's quarter. The decrease in net interest income was due primarily to the decrease in the volume of average loan balances, which exceeded the decrease in the volume of average deposit balances. The decrease in average volume of loan balances decreased the net interest margin by $1.8 million, while the increase in average balances of investment securities and the decrease in average balances of deposits partially offset this decrease in net interest margin amount by $355,000 and $273,000, respectively. The decrease in overall net interest margin due to the declining rates received from interest-earning assets in excess of the declining rates paid on interest-bearing liabilities totaled $616,000. The Company's net interest margin on a fully taxable equivalent basis was 2.72% for the quarter ended September 30, 2012, as compared to 3.24% for the prior year's quarter. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases decreased $822,000 or 157.5%, to a net reduction of $300,000 for the quarter ended September 30, 2012, as compared to $522,000 in the prior year's quarter. The decrease in the provision is due in part to the declining loan balances and the amount of overall net recoveries recorded during the quarter. Net recoveries increased from a net charge-off of $3.8 million in the first quarter of fiscal 2012 to a net recovery of $543,000 during the first quarter of fiscal 2013 as management continued a proactive approach to resolving problem assets. Nonperforming assets decreased by $14.7 million, or 46.8%, to $16.7 million at September 30, 2012 when compared to September 30, 2011. The balances of nonperforming assets for September 30, 2012 and 2011 are primarily composed of various dairy credits within the agricultural sector.
The allowance for losses on loans and leases at September 30, 2012 was $10.8 million. The allowance decreased from the September 30, 2011 balance of $11.0 million due to the decrease in overall loans and adjusted for changes in environmental factors and loan loss history. The ratio of allowance for loan and lease losses to nonperforming loans and leases at September 30, 2012, was 69.15% compared to 36.70% at September 30, 2011. The allowance for loan and lease losses to total loans and leases at September 30, 2012, was 1.55% compared to 1.35% at September 30, 2011. The Bank's management believes that the September 30, 2012, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $4.1 million for the quarter ended September 30, 2012, as compared to $3.4 million for the quarter ended September 30, 2011, which represents an increase of $761,000 or 22.6%. For the first quarter of fiscal 2013, the increase over the prior fiscal year's quarter was primarily due to an increase in the net gain on sale of securities and loans of $1.5 million and $646,000, respectively, and an increase in fees on deposits of $467,000. These increases were partially offset by a decrease in net loan servicing income of $511,000 and a decrease in other noninterest income of $1.5 million. The decrease in other noninterest income was due primarily to the recognition of a charge due to the termination of the interest rate swap contracts on deposits, which will prospectively reduce the amount of future interest expense related to the hedging contracts.
Net gain on the sale of securities totaled $1.8 million, an increase of $1.5 million for the quarter ended September 30, 2012, as compared to the same quarter of the prior fiscal year. The Company received $73.0 million for net gains of $1.8 million and $15.8 million for net gains of $301,000 for the first three months of fiscal 2013 and fiscal 2012, respectively.
Net gain on the sale of loans totaled $1.0 million, an increase of $646,000 for the three months ended September 30, 2012, as compared to the prior fiscal year's quarter. Increased loan originating activity generated from the low interest rate environment primarily accounted for the increase in gains from the same quarter of the prior year.
Fees on deposits increased $467,000, or 28.7% to $2.1 million for the quarter ended September 30, 2012, as compared to the same quarter of the prior year. Deposit fees for the first fiscal quarter included approximately $600,000 of nonrecurring vendor incentive fees related to a debit card vendor transition.
Loan servicing income decreased by $511,000 to a net expense of $40,000 for the first quarter of fiscal 2013 primarily due to a valuation allowance recorded of $263,000 and increased amortization expense of $162,000. The valuation allowance adjustment reduced the carrying value of the capitalized portfolio asset to the estimated fair value of the capitalized asset, as required by GAAP. Prepayment speeds on the portfolio continued to increase, which also increased the amount of amortization expense as compared to the prior year's quarter.
Noninterest Expense.    Noninterest expense was $8.8 million for the year ended September 30, 2012, as compared to $9.8 million for the year ended September 30, 2011, a decrease of $968,000, or 9.9%. Decreases in compensation and employee benefits and professional fees of $787,000 and $193,000, respectively, were the primary factors of the decrease in noninterest expense. In addition to these decreases, occupancy and equipment and FDIC insurance decreased by $55,000 and $62,000, respectively, and were partially offset by an increase in check and data processing costs of $102,000.
Compensation and employee benefits were $4.9 million for the quarter ended September 30, 2012, a decrease of $787,000, or 13.8% when compared to the quarter ended September 30, 2011. Salaries and wages decreased $768,000 or 19.1% for the first quarter of fiscal 2013, when compared to the same period of fiscal 2012. This decrease was due primarily to a reduction of FTE's from 336 at September 30, 2011, to 287 at September 30, 2012. In addition, health and insurance benefits decreased $209,000 due to reduced utilization of the health plan's benefits when compared to the prior year's same quarter. Partially offsetting these decreases, performance-based incentive pay increased $165,000, or 27.8%, due to an increase in employee performance outcomes for the first three months of fiscal 2013 as compared to the same quarter of the prior fiscal year.
Professional fees were $643,000 for the first quarter of fiscal 2013, which is a decrease of $193,000, or 23.1%, from the first quarter of fiscal 2012. This decrease was due primarily to a reduction of certain employment, regulatory and governance matters, which drove costs in the prior year's quarter.

Occupancy and equipment decreased $55,000 or 4.9%, to $1.1 million for the quarter ended September 30, 2012. Rent and depreciation decreased $59,000 and $29,000, respectively, primarily due to the combining and elimination of six branches within a close proximity to other branches during the prior fiscal year's second, third and fourth quarters. These were partially offset by an increase in maintenance contract costs of $39,000 and were primarily the result of nonrecurring costs associated with transferring the ATM contracts to a vendor in meeting new compliance requirements.
FDIC Insurance decreased by $62,000, to $210,000 for the three months ended September 30, 2012 compared to the same period in the prior fiscal year. Effective in the first quarter of fiscal 2013, the FDIC insurance assessment rate was modified and reduced due to the Bank's asset quality ratios and earnings as compared to risk weighted assets.
Check and data processing expense increased $102,000, or 14.3% to $817,000 for the quarter ended September 30, 2012 as compared to the same quarter of the prior year. When compared to the same quarter of the prior year, computer services increased $37,000 due to the implementation of two new loan package software programs we added to improve efficiency and effectiveness in the analysis and origination of various loans. Debit card costs also increased $30,000 quarter-over-quarter, due to the transition of vendors utilized for the debit cards. Data communication increased by $55,000 when comparing the first quarter of fiscal 2013 to the same period a year ago, primarily due to nonrecurring costs incurred to terminate the data communications associated with the six branches closed near the end of fiscal 2012.
Income tax expense.    The Company's income tax expense for the quarter ended September 30, 2012 increased to $876,000 compared to $711,000 for the same period of the prior fiscal year. The effective tax rates were 29.7% and 33.0% for the quarter ended September 30, 2012 and 2011, respectively. The current quarter's tax rate is lower due to the exclusion of nonrecurring income and permanent tax deductions which reduces the effective tax rate.
Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by investing activities for the three months ended September 30, 2012 was $47.7 million, which was partially offset by net cash used in operating activities and financing activities of $2.4 million and $38.1 million, respectively. For the same period ended September 30, 2011, net cash used in investing activities and financing activities totaled $27.3 million and $2.2 million, respectively, which was only slightly offset by net cash provided by operating activities of $3.0 million. The results were an increase in cash and cash equivalents of $7.2 million for the three months ended September 30, 2012 compared to a decrease in cash and cash equivalents of $26.5 million for the same period of the prior fiscal year.
The Company's primary sources of funds are net interest income, in-market deposits, FHLB advances and other borrowings, repayments of loan principal, agency residential mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and maturities of securities, out-of-market deposits and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan and security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the three months ended September 30, 2012, the Bank decreased its borrowings with the FHLB and other borrowings by $11.0 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of September 30, 2012, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$51.3 million of available credit from the Federal Reserve Bank; and

•	$244.6 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at September 30, 2012. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of September 30, 2012, the Bank had $12.2 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2012, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $36.7 million and to sell mortgage loans of $17.9 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At September 30, 2012, the Bank had outstanding commitments to purchase $120,000 of investment securities available for sale and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at September 30, 2012. The line of credit was renewed on October 1, 2012 and is available through October 1, 2013. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at September 30, 2012, the Bank met all current capital requirements.
The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5% of total adjusted assets. The Bank had Tier 1 (core) capital of 10.05% at September 30, 2012. The minimum OCC total risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had total risk-based capital of 16.32% at September 30, 2012.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts or non-designated derivative contracts. At September 30, 2012, the total notional amount of interest rate swap contracts was $41.7 million with a fair value net loss of $3.0 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 12 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
Off-Balance Sheet Arrangements
In the normal course of business, the Company makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with GAAP, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of credit and standby letters of credit and are discussed further in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for fiscal 2012, under Note 19 in the “Notes to Consolidated Financial Statements.”

Off-balance sheet arrangements also include trust preferred securities, which have been de-consolidated in this report. Further information regarding trust preferred securities can be found in Note 11 in the "Notes to Consolidated Financial Statements" of this form 10-Q.
Recent Accounting Pronouncements
In June 2011, FASB issued ASU 2011-05 "Comprehensive Income" (ASC Topic 220) and in December 2011 issued ASU 2011-12 as an update for the effective date for reclassification of adjustments out of accumulated other comprehensive income. These updates require the presentation of comprehensive income in financial statements. An entity has the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. The Company adopted these updates in the first quarter of fiscal 2013 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In December 2011, FASB issued ASU 2011-11 “Balance Sheet” (ASC Topic 210), disclosures about offsetting assets and liabilities. This update affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. The guidance is effective for annual periods beginning January 1, 2013 and the interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company anticipates to adopt this update in the first quarter of fiscal 2014 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In October 2012, FASB issued ASU 2012-06 “Business Combinations” (ASC Topic 805), subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. This guidance requires that in a business combination, an acquirer should measure at each subsequent reporting date an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management's assessment of the collectibility of the indemnification asset. The guidance is effective for annual periods beginning December 15, 2012 and the interim periods within those annual periods. The Company anticipates to adopt this update in the first quarter of fiscal 2014 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
Since September 17, 2012, the date of our previously filed annual report, the FASB issued ASU No. 2012-04 through ASU No. 2012-07. Other than ASU 2012-06 mentioned above, none of the other updates are applicable to the consolidated financial statements of the Company.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through November 9, 2012, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

In an attempt to manage its exposure to change in interest rates, management monitors the Company's interest rate risk. The Company's Asset/Liability Committee meets periodically to review the Company's interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty which may have an adverse effect on net income.

The Company adjusts its asset/liability position to mitigate the Company's interest rate risk. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, management may increase the Company's interest rate risk position in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at September 30, 2012 and June 30, 2012, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2012 or that the Company's primary market risk exposures and how those exposures were managed during the three months ended September 30, 2012 changed significantly when compared to June 30, 2012.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

September 30, 2012
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$202,264	$49,530	32%
+200	189,579	36,845	24
+100	172,920	20,186	13
—	152,734	—	—
-100	111,412	(41,322)	(27)

June 30, 2012
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$179,611	$34,275	24%
+200	172,348	27,012	19
+100	161,049	15,713	11
—	145,336	—	—
-100	112,025	(33,311)	(23)
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2012, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2012.
Item 3.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
See "Exhibit Index."

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF FINANCIAL CORP.
Date:	November 9, 2012	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)
Date:	November 9, 2012	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	Promissory Note dated October 1, 2012, by and between the Company and United Bankers’ Bank.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

___________________________________________________
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.