Form 10-Q
period 2012-12-31
HF FINANCIAL CORP
filed 2013-02-01
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 30, 2013, there were 7,054,875 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$104,958	$50,334
Securities available for sale	354,512	373,246
Correspondent bank stock	7,354	7,843
Loans held for sale	18,139	16,207

Loans and leases receivable	677,593	683,704
Allowance for loan and lease losses	(10,780)	(10,566)
Loans and leases receivable, net	666,813	673,138

Accrued interest receivable	5,548	5,431
Office properties and equipment, net of accumulated depreciation	14,542	14,760
Foreclosed real estate and other properties	890	1,627
Cash value of life insurance	19,626	19,276
Servicing rights, net	10,791	11,932
Goodwill, net	4,366	4,366
Other assets	12,884	14,431
Total assets	$1,220,423	$1,192,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$933,091	$893,859
Advances from Federal Home Loan Bank and other borrowings	131,416	142,394
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	14,935	12,708
Accrued expenses and other liabilities	14,094	18,977
Total liabilities	1,121,373	1,095,775
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,138,330 and 9,125,751 shares issued at December 31, 2012 and June 30, 2012, respectively	91	91
Additional paid-in capital	45,961	45,673
Retained earnings, substantially restricted	85,093	83,571
Accumulated other comprehensive (loss), net of related deferred tax effect	(1,198)	(1,622)
Less cost of treasury stock, 2,083,455 shares at December 31, 2012 and June 30, 2012	(30,897)	(30,897)
Total stockholders' equity	99,050	96,816
Total liabilities and stockholders' equity	$1,220,423	$1,192,591
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Interest, dividend and loan fee income:
Loans and leases receivable	$8,804	$11,114	$17,810	$22,680
Investment securities and interest-bearing deposits	1,028	1,104	2,265	2,407
	9,832	12,218	20,075	25,087
Interest expense:
Deposits	1,199	1,871	2,605	4,028
Advances from Federal Home Loan Bank and other borrowings	1,463	1,602	2,952	3,216
	2,662	3,473	5,557	7,244
Net interest income	7,170	8,745	14,518	17,843
Provision for losses on loans and leases	128	2,120	(172)	2,642
Net interest income after provision for losses on loans and leases	7,042	6,625	14,690	15,201
Noninterest income:
Fees on deposits	1,464	1,539	3,560	3,168
Loan servicing income, net	(450)	394	(490)	865
Gain on sale of loans	1,411	837	2,433	1,213
Earnings on cash value of life insurance	206	173	411	344
Trust income	190	188	384	354
Commission and insurance income	125	181	319	333
Gain on sale of securities, net	—	34	1,822	335
Other	106	86	(1,261)	185
	3,052	3,432	7,178	6,797
Noninterest expense:
Compensation and employee benefits	4,784	4,904	9,715	10,622
Occupancy and equipment	1,002	1,069	2,071	2,193
FDIC insurance	201	263	411	535
Check and data processing expense	762	726	1,579	1,441
Professional fees	536	1,015	1,179	1,904
Marketing and community investment	304	370	672	764
Foreclosed real estate and other properties, net	206	42	309	85
Other	661	654	1,341	1,288
	8,456	9,043	17,277	18,832
Income before income taxes	1,638	1,014	4,591	3,166
Income tax expense	605	299	1,481	1,010
Net income	$1,033	$715	$3,110	$2,156

Basic earnings per common share	$0.15	$0.10	$0.44	$0.31
Diluted earnings per common share	0.15	0.10	0.44	0.31
Dividend declared per common share	0.11	0.11	0.23	0.23
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income	$1,033	$715	$3,110	$2,156
Other comprehensive income (loss), net of taxes
Securities available for sale	(407)	338	(672)	493
Cash flow hedges-interest rate swap contracts	148	133	1,096	(499)
Other comprehensive income (loss), net of taxes	(259)	471	424	(6)
Comprehensive income	$774	$1,186	$3,534	$2,150
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Six Months Ended
	December 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$3,110	$2,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(Benefit) provision for losses on loans and leases	(172)	2,642
Provision for allowance on servicing rights	970	—
Depreciation	874	900
Amortization of discounts and premiums on securities and other	3,961	2,673
Stock based compensation	245	160
Net change in loans held for resale	501	2,516
(Gain) on sale of loans	(2,433)	(1,213)
Realized (gain) on sale of securities, net	(1,822)	(335)
(Gains) losses and provision-for-losses on sales of foreclosed real estate and other properties, net	(42)	22
Loss on disposal of office properties and equipment, net	6	12
Change in other assets and liabilities	(3,348)	(6,099)
Net cash provided by operating activities	1,850	3,434
Cash Flows From Investing Activities
Net change in loans outstanding	6,520	59,095
Securities available for sale
Sales, maturities and repayments	118,455	45,593
Purchases	(101,697)	(127,641)
Purchase of correspondent bank stock	(5,031)	(997)
Redemption of correspondent bank stock	5,520	947
Purchase of office properties and equipment	(662)	(1,397)
Purchase of servicing rights from external sources	(3)	(383)
Proceeds from sale of foreclosed real estate and other properties	736	288
Net cash provided by (used in) investment activities	23,838	(24,495)
Cash Flows From Financing Activities
Net (decrease) in deposit accounts	39,232	36,459
Proceeds of advances from Federal Home Loan Bank and other borrowings	116,072	79,634
Payments on advances from Federal Home Loan Bank and other borrowings	(127,050)	(79,626)
Increase in advances by borrowers	2,227	1,852
Proceeds from issuance of common stock	43	—
Cash dividends paid	(1,588)	(1,569)
Net cash provided by financing activities	28,936	36,750
Increase in cash and cash equivalents	54,624	15,689
Cash and Cash Equivalents
Beginning	50,334	55,617
Ending	$104,958	$71,306

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$5,875	$8,257
Cash payments for income and franchise taxes	181	1,354
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
The accompanying consolidated balance sheet as of June 30, 2012, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.
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

Management has evaluated subsequent events for potential disclosure or recognition through February 1, 2013, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Reclassification

Certain balances in the consolidated financial statements from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2—REGULATORY CAPITAL
The following table summarizes the Bank's compliance with its minimum regulatory capital requirements at December 31, 2012:

	Amount	Percent
Tier I (core) capital (to adjusted total assets):
Required	$60,371	5.00%
Actual	115,204	9.54
Excess over required	54,833	4.54

Total risk-based capital (to risk-weighted assets):
Required	75,485	10.00
Actual	124,606	16.51
Excess over required	49,121	6.51

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
Following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$1,033	$715	$3,110	$2,156

Basic EPS:
Weighted average number of common shares outstanding	7,055,591	6,972,762	7,053,380	6,973,414
Basic earnings per common share	$0.15	$0.10	$0.44	$0.31

Diluted EPS:
Weighted average number of common shares outstanding	7,055,591	6,972,762	7,053,380	6,973,414
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	1,670	—	1,753	—
Weighted average number of common shares and common share equivalents	7,057,261	6,972,762	7,055,133	6,973,414
Diluted earnings per common share	$0.15	$0.10	$0.44	$0.31

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 4—INVESTMENTS IN SECURITIES
The amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are as follows:

	December 31, 2012
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$3,504	$—	$3,504	$7	$(2)	$3,509
Municipal bonds	9,980	—	9,980	255	(12)	10,223
	13,484	—	13,484	262	(14)	13,732
Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	5	—	12
Other investments	253	—	253	—	—	253
	268	(8)	260	5	—	265
Agency residential mortgage-backed securities	337,563	—	337,563	3,578	(626)	340,515
	$351,315	$(8)	$351,307	$3,845	$(640)	$354,512

	June 30, 2012
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$2,008	$—	$2,008	$7	$—	$2,015
Municipal bonds	9,659	—	9,659	324	(3)	9,980
	11,667	—	11,667	331	(3)	11,995
Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	3	—	10
Other investments	253	—	253	—	—	253
	268	(8)	260	3	—	263
Agency residential mortgage-backed securities	357,030	—	357,030	4,461	(503)	360,988
	$368,965	$(8)	$368,957	$4,795	$(506)	$373,246

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
The following tables present the fair value and age of gross unrealized losses by investment category:

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
U.S. government agencies	$998	$(2)	$—	$—	$998	$(2)
Municipal bonds	2,340	(12)	—	—	2,340	(12)
Agency residential mortgage-backed securities	99,346	(619)	298	(7)	99,644	(626)
	$102,684	$(633)	$298	$(7)	$102,982	$(640)
 The unrealized losses reported for municipal bonds relate to 13 municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of December 31, 2012, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 41 securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of December 31, 2012, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charge to net income:

	Six Months Ended
	December 31,
	2012	2011
Beginning balance of credit losses on securities held as of July 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—	—
Sale of securities which previously had recorded a credit loss for other-than-temporary impairment	—	—
Ending balance of credit losses on securities held as of December 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
_____________________________________

(1)	Fannie Mae common stock.
The amortized cost and fair value of debt securities as of December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$797	$800
Due after one year through five years	7,219	7,346
Due after five years through ten years	4,217	4,314
Due after ten years	1,251	1,272
	13,484	13,732
Agency residential mortgage-backed securities	337,563	340,515
	$351,047	$354,247

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.
There were no sales of securities for the three months ended December 31, 2012 and consequently, no gains or losses were recorded. Proceeds from the sale of securities available for sale for the three months ended December 31, 2011 were $3,115 and resulted in gross gains and gross losses of $34 and $0, respectively.
Proceeds from the sale of securities available for sale for the first six months of fiscal 2013 were $73,032 and resulted in gross gains and gross losses of $1,822 and $0, respectively. Proceeds from the sale of securities available for sale for the first six months of fiscal 2012 were $18,938 and resulted in gross gains and gross losses of $335 and $0, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	December 31, 2012		June 30, 2012
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$50,059	7.4%	52,626	7.7%
Construction	2,588	0.4	2,808	0.4
Commercial:
Commercial business (1)	80,134	11.8	79,069	11.6
Equipment finance leases	2,457	0.3	3,297	0.5
Commercial real estate:
Commercial real estate	235,082	34.7	225,341	33.0
Multi-family real estate	42,641	6.3	47,121	6.9
Construction	13,365	2.0	12,172	1.8
Agricultural:
Agricultural real estate	69,024	10.2	70,796	10.4
Agricultural business	82,447	12.2	84,314	12.3
Consumer:
Consumer direct	21,328	3.1	21,345	3.1
Consumer home equity	75,234	11.1	81,545	11.9
Consumer overdraft & reserve	3,152	0.5	3,038	0.4
Consumer indirect	82	—	232	—
Total loans and leases receivable (2)	$677,593	100.0%	$683,704	100.0%
_____________________________________

(1)	Includes $2,024 and $2,262 tax exempt leases at December 31, 2012 and June 30, 2012, respectively

(2)	Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

December 31, 2012
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for Credit Losses:
Balance at beginning of period	$332	$1,079	$2,296	$4,458	$2,644	$10,809
Charge-offs	—	(1)	—	(389)	(237)	(627)
Recoveries	—	168	—	243	59	470
Provisions	(34)	452	(137)	43	(196)	128
Balance at end of period	$298	$1,698	$2,159	$4,355	$2,270	$10,780

December 31, 2011
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for Credit Losses:
Balance at beginning of period	$240	$1,219	$1,461	$6,391	$1,720	$11,031
Charge-offs	(70)	(277)	(115)	(1,475)	(305)	(2,242)
Recoveries	5	47	22	—	38	112
Provisions	71	209	329	1,263	248	2,120
Balance at end of period	$246	$1,198	$1,697	$6,179	$1,701	$11,021

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the six months ended:

December 31, 2012
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for Credit Losses:
Balance at beginning of period	$347	$977	$2,063	$4,493	$2,686	$10,566
Charge-offs	(1)	(21)	(7)	(395)	(606)	(1,030)
Recoveries	20	277	—	968	151	1,416
Provisions	(68)	465	103	(711)	39	(172)
Balance at end of period	$298	$1,698	$2,159	$4,355	$2,270	$10,780

December 31, 2011
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for Credit Losses:
Balance at beginning of period	$333	$1,464	$1,683	$9,266	$1,569	$14,315
Charge-offs	(99)	(714)	(391)	(4,271)	(655)	(6,130)
Recoveries	5	47	22	36	84	194
Provisions	7	401	383	1,148	703	2,642
Balance at end of period	$246	$1,198	$1,697	$6,179	$1,701	$11,021

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the related statement balances by portfolio segment:

	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
December 31, 2012
Individually evaluated for impairment	$36	$776	$60	$1,792	$52	$2,716
Collectively evaluated for impairment	262	922	2,099	2,563	2,218	8,064
Allowance for loan and lease losses	$298	$1,698	$2,159	$4,355	$2,270	$10,780
Individually evaluated for impairment	$338	$4,482	$1,445	$9,744	$925	$16,934
Collectively evaluated for impairment	52,309	78,109	289,643	141,727	98,871	660,659
Loans and leases receivable	$52,647	$82,591	$291,088	$151,471	$99,796	$677,593

	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
June 30, 2012
Individually evaluated for impairment	$27	$—	$74	$1,988	$30	$2,119
Collectively evaluated for impairment	320	977	1,989	2,505	2,656	8,447
Allowance for loan and lease losses	$347	$977	$2,063	$4,493	$2,686	$10,566
Individually evaluated for impairment	$214	$1,813	$1,554	$12,964	$121	$16,666
Collectively evaluated for impairment	55,220	80,553	283,080	142,146	106,039	667,038
Loans and leases receivable	$55,434	$82,366	$284,634	$155,110	$106,160	$683,704

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	December 31, 2012				June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$73,264	$620	$6,319	$—	$72,478	$2,596	$4,065	$—
Equipment finance leases	2,365	—	92	—	3,154	42	101	—
Commercial real estate:
Commercial real estate	222,077	—	13,450	—	209,647	67	16,817	—
Multi-family real estate	41,371	—	1,270	—	46,120	—	1,000	—
Construction	13,365	—	—	—	12,172	—	—	—
Agricultural:
Agricultural real estate	51,175	5,039	11,140	1,672	51,223	5,749	12,161	1,663
Agricultural business	76,140	646	5,751	—	78,941	2,496	2,748	141
	$479,757	$6,305	$38,022	$1,672	$473,735	$10,950	$36,892	$1,804

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	December 31, 2012		June 30, 2012
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$49,617	$443	$52,488	$138
Construction	2,588	—	2,808	—
Consumer:
Consumer direct	21,313	15	21,342	3
Consumer home equity	74,392	842	80,977	569
Consumer OD & reserves	3,152	—	3,038	—
Consumer indirect	82	—	230	2
	$151,144	$1,300	$160,883	$712

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

December 31, 2012	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$24	$152	$291	$467	$49,592	$201	$242	$443
Construction	—	—	—	—	2,588	—	—	—
Commercial:
Commercial business	—	—	80	80	80,054	—	4,482	4,482
Equipment finance leases	—	—	8	8	2,449	8	—	8
Commercial real estate:
Commercial real estate	539	173	—	712	234,370	—	1,221	1,221
Multi-family real estate	—	—	27	27	42,614	—	27	27
Construction	—	—	—	—	13,365	—	—	—
Agricultural:
Agricultural real estate	40	—	—	40	68,984	—	8,481	8,481
Agricultural business	330	—	119	449	81,998	—	670	670
Consumer:
Consumer direct	33	3	—	36	21,292	—	15	15
Consumer home equity	250	220	—	470	74,764	—	842	842
Consumer OD & reserve	2	—	—	2	3,150	—	—	—
Consumer indirect	5	—	—	5	77	—	—	—
Total	$1,223	$548	$525	$2,296	$675,297	$209	$15,980	$16,189
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

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

At December 31, 2012, the Bank had identified $16,934 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	December 31, 2012			June 30, 2012
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
One-to four-family	$84	$84	$—	$—	$—	$—
Commercial business	1,286	1,286	—	1,813	1,815	—
Commercial real estate	1,210	1,210	—	1,112	1,112	—
Multi-family real estate	27	27	—	32	32	—
Agricultural real estate	1,750	1,750	—	3,957	3,957	—
Agricultural business	39	39	—	120	120	—
Consumer direct	6	6	—	—	—	—
Consumer home equity	729	729	—	—	—	—
	5,131	5,131	—	7,034	7,036	—
With an allowance recorded:
One-to four-family	254	254	36	214	214	27
Commercial business	3,196	3,196	776	—	—	—
Commercial real estate	208	242	60	410	443	74
Agricultural real estate	7,324	7,324	1,687	7,838	8,254	1,721
Agricultural business	631	631	105	1,049	1,049	267
Consumer home equity	190	190	52	121	121	30
	11,803	11,837	2,716	9,632	10,081	2,119
Total:
One-to four-family	338	338	36	214	214	27
Commercial business	4,482	4,482	776	1,813	1,815	—
Commercial real estate	1,418	1,452	60	1,522	1,555	74
Multi-family real estate	27	27	—	32	32	—
Agricultural real estate	9,074	9,074	1,687	11,795	12,211	1,721
Agricultural business	670	670	105	1,169	1,169	267
Consumer direct	6	6	—	—	—	—
Consumer home equity	919	919	52	121	121	30
	$16,934	$16,968	$2,716	$16,666	$17,117	$2,119
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the period indicated.

	For the Three Months Ended
	December 31, 2012		December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$296	$4	$504	$6
Commercial business	3,209	43	327	—
Commercial real estate	1,341	10	241	6
Multi-family real estate	30	—	32	—
Agricultural real estate	10,206	11	10,166	15
Agricultural business	886	—	9,304	25
Consumer direct	3	—	—	—
Consumer home equity	534	7	122	2
	$16,505	$75	$20,696	$54

	For the Six Months Ended
	December 31, 2012		December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$269	$9	$421	$12
Commercial business	2,744	52	230	—
Commercial real estate	1,401	14	272	10
Multi-family real estate	31	—	32	—
Agricultural real estate	10,736	21	12,110	23
Agricultural business	980	—	11,703	58
Consumer direct	2	—	—	—
Consumer home equity	396	9	123	4
	$16,559	$105	$24,891	$107

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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2013, new TDRs consisted of one commercial business, two residential, and eight consumer loans of which four were evaluated for

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

impairment based on collateral adequacy and seven were evaluated for impairment based upon the present value of discounted cash flows.
The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

December 31, 2012	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	3	$338	$338
Commercial business	1	97	97
Commercial real estate	3	369	335
Agricultural	7	8,916	8,916
Consumer	9	257	257
	23	$9,977	$9,943

June 30, 2012	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	1	$216	$214
Commercial real estate	3	544	442
Agricultural	8	12,191	11,649
Consumer	3	123	121
	15	$13,074	$12,426
_____________________________________

(1)	Includes nine customers, which are in compliance with their restructure terms, that are not accruing interest and have a recorded investment balance of $8,643.

(2)	Includes eight customers, which are in compliance with their restructure terms, that are not accruing interest and have a recorded investment balance of $11,213.
Excluded from above, at December 31, 2012, the Company currently has one agricultural relationship with a recorded balance of $203 that was originally restructured in fiscal 2012, and two consumer relationships with a recorded balance of $20, that were originally restructured in fiscal 2013. These loans are not in compliance with their restructured terms and are in nonaccrual status. At June 30, 2012, the Company had one agricultural relationship with a recorded balance of $117, which was not in compliance with its restructured terms. It was in nonaccrual status at the time of the original restructuring in fiscal 2011. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

New TDRs initially classified as a TDR during the six months ended December 31, were as follows:

	2012		2011
	Number	Amount	Number	Amount
Residential	2	$126	—	$—
Commercial business	1	96	1	370
Agricultural	—	—	2	4,143
Consumer	8	157	—	—
	11	$379	3	$4,513
All of the TDRs added during the first six months of fiscal 2013 were due to loan maturity extensions granted which did not reduce the interest rate below the market rate. No TDRs defaulted in the first six months of fiscal 2013.
NOTE 6—LOAN SERVICING
Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Mortgage servicing rights, beginning	$12,725	$12,939	$12,820	$12,952
Additions	546	690	1,071	1,135
Amortization (1)	(622)	(501)	(1,242)	(959)
Mortgage servicing rights, ending	$12,649	$13,128	$12,649	$13,128

Valuation allowance, beginning	$(1,151)	$—	$(888)	$—
Additions (1)	(707)	—	(970)	—
Valuation allowance, ending	$(1,858)	$—	$(1,858)	$—

Mortgage servicing rights, net	$10,791	$13,128	$10,791	$13,128

Servicing fees received	$879	$895	$1,722	$1,824
Balance of loans serviced at:
Beginning of period	1,172,769	1,205,181	1,187,900	1,199,059
End of period	1,164,496	1,206,214	1,164,496	1,206,214
_____________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity.  For the second quarter ended December 31, 2012 and 2011, the constant prepayment rates (CPR) used to calculate the amortization was 16.2% and 11.9%, respectively.  Management utilized a discount rate of 9.0% for valuation purposes for both periods.  Prepayment speeds utilized at December 31, 2012 and 2011 were 16.4% and 12.8%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

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
 The following tables summarize segment reporting information:

	Three Months Ended
	December 31,
	2012			2011
	Banking	Other	Total	Banking	Other	Total
Net interest income	$7,587	$(417)	$7,170	$9,215	$(470)	$8,745
Provision for losses on loans and leases	(128)	—	(128)	(2,120)	—	(2,120)
Noninterest income	2,994	58	3,052	3,332	100	3,432
Intersegment noninterest income	(42)	(25)	(67)	(72)	5	(67)
Noninterest expense	(7,969)	(487)	(8,456)	(7,986)	(1,057)	(9,043)
Intersegment noninterest expense	—	67	67	—	67	67
Income (loss) before income taxes	$2,442	$(804)	$1,638	$2,369	$(1,355)	$1,014
Total assets at December 31(1)	$1,207,824	$12,599	$1,220,423	$1,218,200	$8,791	$1,226,991

	Six Months Ended
	December 31,
	2012			2011
	Banking	Other	Total	Banking	Other	Total
Net interest income	$15,358	$(840)	$14,518	$18,703	$(860)	$17,843
Provision for losses on loans and leases	172	—	172	(2,642)	—	(2,642)
Noninterest income	7,025	153	7,178	6,620	177	6,797
Intersegment noninterest income	(129)	(4)	(133)	(129)	(4)	(133)
Noninterest expense	(16,239)	(1,038)	(17,277)	(17,060)	(1,772)	(18,832)
Intersegment noninterest expense	—	133	133	—	133	133
Income (loss) before income taxes	$6,187	$(1,596)	$4,591	$5,492	$(2,326)	$3,166
Total assets at December 31(1)	$1,207,824	$12,599	$1,220,423	$1,218,200	$8,791	$1,226,991

(1)	Included in total assets was goodwill totaling $4,366 at December 31, 2012 and $4,366 at December 31, 2011, which is attributed entirely to the banking segment.

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
The Information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$165	$196	$329	$392
Interest cost	164	176	328	353
Expected return on plan assets	(153)	(192)	(305)	(385)
Amortization of prior losses	32	—	64	—
Total costs recognized in expense	$208	$180	$416	$360

The Company previously disclosed in its consolidated financial statements for fiscal 2012, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $470 in fiscal 2012 to fund its qualified pension plan.  During the second quarter of fiscal 2013, the Company contributed $400 to fund its qualified pension plan.  The Company does not anticipate to fund any additional contributions for fiscal 2013.

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2013	2012
Quarter ended September 30	$236	$445
Quarter ended December 31	411	451
Quarter ended March 31	—	438
Quarter ended June 30	—	495
Net healthcare costs	$647	$1,829

NOTE 10—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the six months ended December 31, 2012 and 2011.
Stock option activity for the six months ended December 31, 2012, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	50,067	$14.41
Granted	—	—
Forfeited	(5,711)	16.49
Expired	(1,059)	9.92
Exercised	(7,525)	9.92
Ending Balance	35,772	$15.16	1.62	$—
Vested and exercisable at December 31	35,772	$15.16	1.62	$—

Stock appreciation rights activity for the six months ended December 31, 2012, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	112,570	$13.60
Granted	—	—
Forfeited	(3,845)	13.83
Exercised	—	—
Ending Balance	108,725	$13.59	6.06	$41
Vested and exercisable at December 31	92,915	$13.78	5.95	$31
The total intrinsic value of options exercised during the six months ended December 31, 2012 and 2011 was $20 and $0, respectively. Cash received from the exercise of options and SARs for the six months ended December 31, 2012 and 2011, was $43 and $0, respectively. There were no cashless option exercises or related tax benefit realized for the six months ended

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

December 31, 2012 and 2011. The total unrecognized compensation cost related to nonvested SARs awards at December 31, 2012 was $28. This unrecognized cost is expected to be recognized over a weighted average period of eight months.
Nonvested share activity for the six months ended December 31, was as follows:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	62,281	$11.76	37,810	$11.77
Granted	9,000	12.75	350	8.48
Vested	(24,840)	11.23	(23,399)	11.64
Forfeited	(1,408)	12.28	(1,913)	12.94
Nonvested Balance, ending	45,033	$12.23	12,848	$11.75

Pretax compensation expense recognized for nonvested shares for the six months ended December 31, 2012 and 2011, was $96 and $48, respectively. The tax benefit for the six months ended December 31, 2012 and 2011 was $33 and $16, respectively. During the first quarter of fiscal 2013, 9,000 shares of nonvested stock with an issuance value of $115 were awarded, which proportionally vest annually over two years from the issue date. As of December 31, 2012, there was $405 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 24 months. The total fair value of shares vested during the six months ended December 31, 2012 and 2011 was $56 and $60, respectively.
In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock were made to outside directors of the Company. Each outside director was entitled to all voting, dividend and distribution rights during the vesting period. During the third quarter of fiscal 2012, an aggregate of 20,409 shares of nonvested stock were awarded to the Company's outside directors, which fully vested on October 31, 2012. Pretax compensation expense recognized for nonvested shares for the six months ended December 31, 2012 and 2011, was $131 and $80, respectively. The tax benefit for six months ended December 31, 2012 and 2011 was $45 and $27, respectively. As of December 31, 2012, there was no unrecognized compensation cost related to nonvested shares. The total fair value of shares vested during the six months ended December 31, 2012 and 2011 was $259 and $153, respectively.
The 2002 Stock Option and Incentive Plan expired effective September 20, 2012. No plan was in effect at December 31, 2012 for the purpose of issuing new shares. These stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, under Note 16 of “Notes to Consolidated Financial Statements.”
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
The Company has outstanding interest rate swap agreements with notional amounts totaling $27,000 to convert four variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 3.0 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.96%. The fair value of the derivatives was an unrealized loss of $2,779 at December 31, 2012 and an unrealized loss of $3,019 at December 31, 2011. The Company pledged $2,964 in cash under collateral arrangements as of December 31, 2012, to satisfy collateral requirements associated with these interest rate swap contracts.
The Company has borrower interest rate swap agreements with notional amounts totaling $11,709 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first six months ended December 31, 2012 and 2011. Any amounts due to the Company are expected to be collected from the borrowers.  Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible.  Management monitors this credit exposure on a quarterly basis.
During the first quarter of fiscal 2013, the Company terminated its five interest rate swap agreements with notional amounts totaling $35,000 which converted the variable-rate attributes of a pool of deposits into fixed-rate instruments. The Company recognized a charge of $1,456, which is included in other noninterest income in the financial statements. Comparatively, no gain or loss was recognized in net income for the six months ended December 31, 2011 related to interest rate swaps.
No deferred net losses on interest rate swaps in other comprehensive loss as of December 31, 2012, are expected to be reclassified into net income during the current fiscal year. See Note 13 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized as of December 31, 2012.

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$1,312	$65	$—
Fair value hedge	Loans and leases receivable	9,085	—	(38)
Cash flow hedge	Accrued expenses and other liabilities	27,000	—	(2,779)
Non-designated derivatives	Accrued expenses and other liabilities	1,312	—	(65)
		$38,709	$65	$(2,882)
The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of December 31, 2012.

	Notional Value	Average Maturity (years)	Fair Value (Loss)	Receive	Pay
Liability conversion swaps	$27,000	3.0	$(2,779)	2.79%	5.96%
Loan interest rate swaps	11,709	7.3	(38)	3.00	4.17
	$38,709		$(2,817)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the amount of gains (losses) included in the income statement for the periods indicated:

		Three Months Ended		Six Months Ended
		December 31,		December 31,
	Income Statement Location	2012	2011	2012	2011
Cash flow hedge	Other noninterest income	$—	$—	$(1,456)	$—

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of December 31, are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$1,033	$715	$3,110	$2,156
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized gains (losses) on other securities	(656)	580	738	1,131
Reclassification adjustment:
Security (gains) losses recognized in earnings	—	(34)	(1,822)	(335)
Income tax (expense) benefit	249	(208)	412	(303)
Other comprehensive income (loss) on securities available for sale	(407)	338	(672)	493
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	223	215	298	(1,054)
Reclassification adjustment:
Hedge losses recognized in earnings	—	—	1,456	—
Income tax (expense) benefit	(75)	(82)	(658)	555
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	148	133	1,096	(499)
Total other comprehensive income (loss)	(259)	471	424	(6)
Comprehensive income	$774	$1,186	$3,534	$2,150
Cumulative other comprehensive gain (loss) balances as of the following dates were:

	December 31,	June 30,
	2012	2012
Unrealized gain on securities available for sale net of related tax effect of $1,218 and $1,630	$1,987	$2,659
Unrealized loss on defined benefit plan net of related tax effect of $828 and $828	(1,351)	(1,351)
Unrealized loss on cash flow hedging activities net of related tax effect of $945 and $1,603	(1,834)	(2,930)
	$(1,198)	$(1,622)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Estimated fair values of the Company's financial instruments are as follows:

December 31, 2012		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$104,958	$104,958	$104,958	$—	$—
Securities available for sale	354,512	354,512	12	354,500	—
Correspondent bank stock	7,354	7,354	—	7,354	—
Loans held for sale	18,139	18,139	—	18,139	—
Net loans and leases receivable	666,813	670,963	—	9,657	661,306
Accrued interest receivable	5,548	5,548	—	5,548	—
Servicing rights, net	10,791	10,791	—	—	10,791
Interest rate swap contracts	65	65	—	65	—
Financial liabilities
Deposits	933,091	936,064	—	—	936,064
Interest rate swap contracts	2,844	2,844	—	2,844	—
Borrowed funds	131,416	139,985	—	139,985	—
Subordinated debentures payable to trusts	27,837	29,575	—	—	29,575
Accrued interest payable and advances by borrowers for taxes and insurance	16,573	16,573	—	16,573	—

June 30, 2012		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$50,334	$50,334	$50,334	$—	$—
Securities available for sale	373,246	373,246	10	373,236	—
Correspondent bank stock	7,843	7,843	—	7,843	—
Loans held for sale	16,207	16,207	—	16,207	—
Net loans and leases receivable	673,138	677,139	—	12,314	664,825
Accrued interest receivable	5,431	5,431	—	5,431	—
Servicing rights, net	11,932	11,932	—	—	11,932
Interest rate swap contracts	65	65	—	65	—
Financial liabilities
Deposits	893,859	896,929	—	—	896,929
Interest rate swap contracts	4,598	4,598	—	4,598	—
Borrowed funds	142,394	151,370	—	151,370	—
Subordinated debentures payable to trusts	27,837	25,978	—	—	25,978
Accrued interest payable and advances by borrowers for taxes and insurance	14,664	14,664	—	14,664	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at December 31, 2012:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$3,509	$—	$3,509
Municipal bonds	—	10,223	—	10,223
Equity securities:
Federal Ag Mortgage	12	—	—	12
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	340,515	—	340,515
Securities available for sale	12	354,500	—	354,512
Interest rate swap contracts	—	65	—	65
Total assets	12	354,565	—	354,577
Interest rate swaps contracts	—	2,844	—	2,844
Total liabilities	$—	$2,844	$—	$2,844

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
Interest rate swap contracts: The fair values of interest rate swap contracts relate to cash flow hedges of trust preferred debt securities issued by the Company and for specific borrower interest rate swap contracts classified as fair value hedges and non-designated derivatives. The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves, and include the value associated with counterparty credit risk. Management reviews this third party analysis and has approved the values estimated for the fair values.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at December 31, 2012:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2013 Incurred Losses
Impaired loans	$—	$9,657	$4,561	$40
Mortgage servicing rights	—	—	10,791	970
Foreclosed real estate and other properties	—	—	389	40

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
Servicing rights, net do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Company relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Company uses a valuation model to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, other ancillary revenue, costs to service, and other economic factors. Certain tranches of the portfolio may exhibit distinct liquidity traits compared to other tranches. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market conditions, and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Company compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Company uses the amortization method (i.e., lower of amortized cost or estimated fair value), not fair value measurement accounting, for its servicing rights assets. During the year, the estimated fair value was less than the amortized cost and a valuation allowance was recorded, which classifies servicing rights, net as a nonrecurring valuation.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$4,561	Discounted cash flow	Discount rate	3.3% - 9.0% (6.6%)
			Principal loss severity	0.0% - 37.3% (17.5%)

		Collateral valuation	Discount from appraised value	0.0% - 60.0% (37.7%)
			Costs to sell	7.5%

Servicing rights, net	10,791	Discounted cash flow	Constant prepayment rate	16.4%
			Discount rate	9.0%

Foreclosed real estate and other properties	389	Collateral valuation	Costs to sell	9.9% - 10.0% (10.0%)
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
Executive Summary
The Company's net income for the first six months of fiscal 2013 was $3.1 million, or $0.44 in diluted earnings per common share, compared to $2.2 million, or $0.31 in diluted earnings per common share, for the same period of fiscal 2012. This resulted in a return on average equity (i.e., net income divided by average equity) of 6.27% for the first six months of fiscal 2013, compared to 4.53% for the same period of the prior fiscal year. For the same respective periods, the return on average assets (i.e., net income divided by average assets) was 0.53% compared to 0.36%.
Net interest income for the first six months of fiscal 2013 was $14.5 million, a decrease of $3.3 million, or 18.6%, compared to the same period a year ago.  For the comparative time-frames, average interest-earning assets and average interest-bearing liabilities decreased 3.2% and 5.4%, respectively. The average yield on interest-earning assets decreased to 3.68% for the first six months of fiscal 2013, compared to 4.47% a year ago, a decrease of 79 basis points, due primarily to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-

backed securities purchased at a premium. For the same period, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, decreased by 29 basis points to 0.60%, compared to 0.89% in the previous year.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the six months ended December 31, 2012 was 2.70%, which is a decrease of 51 basis points from the same period of the prior fiscal year.  The margin declined primarily due to the decreases in yield associated with the loan and investment rates in excess of the decrease in the deposit rates paid. A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the interest-bearing liabilities, and the average balances for these categories decreased when compared to the same period of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Total loans decreased to $677.6 million at December 31, 2012 from $683.7 million at June 30, 2012. Commercial real estate lending opportunities have increased, while strong underwriting standards remain in place. Residential mortgage loan originations continued year-over-year increased production with the majority of these loans sold into the secondary market. Refinancing of single family loans has contributed to a decline in the consumer home equity portfolio. We remain cautiously optimistic that the overall strength of the local economic recovery is reflected in increased lending activity, while also acknowledging that we continue to operate in uncertain national conditions. The operating environment has resulted in increased competition among financial institutions for loan demand from creditworthy borrowers.
The allowance for loan and lease losses increased by $214,000 to $10.8 million at December 31, 2012, compared to June 30, 2012.  This resulted in a ratio of allowance for loan and lease losses to total loans and leases of 1.59% compared to 1.55% at June 30, 2012. The overall loan balances decreased by less than 1% during the first six months of fiscal 2013 and the general reserve decreased in part to the effects of the change in loan balances, historical charge-off activity and management's assessment of environmental factors. During this time, recoveries exceeded charge-offs resulting in a net recovery of $386,000. The net recoveries exceeded the amounts added to the allowance for loan and lease losses and contributed to a net benefit for the provision for loan and lease losses of $172,000 for the first six months of fiscal 2013. Total nonperforming assets at December 31, 2012 were $17.1 million as compared to $17.8 million at June 30, 2012.  The ratio of nonperforming assets to total assets decreased to 1.40% at December 31, 2012, compared to 1.49% at June 30, 2012.  The overall decrease in nonperforming assets from June 30, 2012 was primarily affected by a decrease in the amount of foreclosed assets. Nonperforming loans totaled $16.2 million at December 31, 2012, which is similar to the amount reported at June 30, 2012. The Company continues to pro-actively manage its problem assets which have been enhanced by improving conditions in the regional commercial and agricultural markets. The valuation allowance recorded in accordance with ASC 310 on identified impaired loans increased slightly to $2.7 million at December 31, 2012, compared to $2.1 million at June 30, 2012. Approximately 66% of the valuation allowance on impaired loans are agricultural loans and, more specifically, 62% are within the dairy sector. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.
 Foreclosed real estate and other properties totaled $890,000 at December 31, 2012, compared to $1.6 million at June 30, 2012, or a decrease of $737,000. The balance at December 31, 2012 consists primarily of residential loans that were foreclosed and unsold at quarter end.
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
 Total deposits at December 31, 2012, were $933.1 million, an increase of $39.2 million from June 30, 2012. This increase was primarily due to the $67.0 million increase in core deposits and partially offset by a $27.1 million decrease of seasonal public fund balances. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits, which are one of the primary factors affecting the amount of interest expense paid, decreased to the average rate paid of 0.70% on interest-bearing deposits for the six month period ended December 31, 2012, compared to 1.03% for the same period of the prior year.

 On January 28, 2013, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the second quarter of fiscal 2013.  The dividend will be paid on February 15, 2013, to stockholders of record on February 8, 2013.
 The total risk-based capital ratio of 16.51% at December 31, 2012, increased by 64 basis points from 15.87% at June 30, 2012.  Tier I capital decreased 12 basis points to 9.54% at December 31, 2012 when compared to 9.66% at June 30, 2012. This continues to place the Bank in the “well-capitalized” category within financial institution regulation at December 31, 2012 and is consistent with the “well-capitalized” regulatory category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.
 Noninterest income was $7.2 million for the six months ended December 31, 2012, compared to $6.8 million for the same period in the prior fiscal year, an increase of $381,000.  This increase was due to increases in gain on sale of loans and fees on deposits, and partially offset by the decrease in net loan servicing income. The gain on sale of loans increased by $1.2 million due to increased volume of originated single-family loans. Deposit fees increased $392,000 to $3.6 million for the first six months of fiscal 2013, as compared to the same period of the prior year. In the first quarter of fiscal 2013, $600,000 of nonrecurring vendor incentive fees were received related to a debit card brand change for customer accounts. Security gains totaled $1.8 million for the first six months of fiscal 2013, which is an increase of $1.5 million compared to the same period of the prior year. The increases in security gains were offset by a decrease in other noninterest income of $1.4 million, primarily due to a first quarter nonrecurring charge related to the termination of hedging activity on deposit balances, for the six months ended December 31, 2012. Net loan servicing income decreased $1.4 million to a net loss of $490,000 for the six months ended December 31, 2012, due primarily to an impairment provision recorded of $970,000 and increased amortization expenses recorded of $283,000, when compared to the same period of the prior year. These reductions in servicing income were primarily the result of higher prepayment speeds calculated within the servicing portfolio which have resulted from the low interest rate environment.
Noninterest expense was $17.3 million for the six months ended December 31, 2012, as compared to $18.8 million for the same period of the prior fiscal year, a decrease of $1.6 million, or 8.3%.  The decrease was attributed primarily to decreases in compensation and employee benefits of $907,000 and professional fees of $725,000. In addition, FDIC insurance and occupancy and equipment expenses decreased a total of $246,000. Compensation costs decreased due to a reduced number of average full-time equivalents (“FTE's”) for the first six months of fiscal 2013 compared to the same period in the prior fiscal year, while employee benefits decreased due to reduced levels of utilization of the self-insurance health care plan. Professional fees have declined on a year-over-year basis due to the resolution of certain employment, regulatory and governance matters the Company faced in the first six months of fiscal 2012. FDIC insurance decreased due to lower modified rates assessed, which fluctuate based on asset quality, financial performance and other factors. Occupancy and equipment decreased when compared to the same period of the prior year because of the efficiency initiatives taken in the second through fourth quarters of fiscal 2012 which reduced the number of branches by consolidating them with other nearby branches to improve operating efficiencies.
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
On November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar year 2009 and the entire calendar years of 2010, 2011, and 2012.  On December 30, 2009, the Company paid $4.9 million, which was recorded as a prepaid asset and is being proportionally expensed as each quarter elapses. At December 31, 2012, the remaining balance recorded as a prepaid asset was $1.0 million. Effective for each of the first two quarters of fiscal 2013, the FDIC insurance assessment rate was modified and reduced due to the Bank's asset quality ratios and earnings as compared to risk weighted assets. As a result, FDIC insurance decreased by $124,000, to $411,000 for the six months ended December 31, 2012 compared to the same period in the prior fiscal year.

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
Financial Condition Data
At December 31, 2012, the Company had total assets of $1.22 billion, an increase of $27.8 million from the level at June 30, 2012. Cash and cash equivalents increased $54.6 million, while securities available for sale and net loans and leases receivable decreased $18.7 million and $6.3 million, respectively. Total liabilities increased by $25.6 million primarily due to an increase in deposits of $39.2 million and partially offset by a decrease in advances from the FHLB and other borrowings of $11.0 million. Stockholders' equity increased by $2.2 million since June 30, 2012, primarily due to net income and a decrease in accumulated other comprehensive loss, which were partially offset by the payment of dividends.
The securities available for sale decreased by $18.7 million due primarily to the sale of securities during the first fiscal quarter of $73.0 million for a net gain of $1.8 million. The decrease in net loans and leases receivable, which excludes loans in process and deferred fees, was $6.3 million due to the decrease in loan balances of $6.1 million and the increase in the allowance for loan and lease losses of $214,000. Consumer loans decreased by 5.7% since the prior fiscal year end, while commercial loans increased 0.6% during this same period.
Loans held for sale increased $1.9 million, primarily due to increased mortgage financing activity and the amount of one-to four-family loans held at December 31, 2012.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits increased $39.2 million, to $933.1 million at December 31, 2012, due primarily to the increase in core deposit accounts, exclusive of public funds and out-of-market certificates of deposits, and partially offset by a decrease in seasonal public fund balances. Core deposits increased $67.0 million, or 9.5% since June 30, 2012, while public fund deposit balances decreased $27.1 million. Advances from the FHLB and other borrowings decreased $11.0 million, to $131.4 million at December 31, 2012 as compared to June 30, 2012, due to reduced funding needs.
Stockholders' equity increased $2.2 million at December 31, 2012 when compared to June 30, 2012. Increases in stockholders' equity were derived from net income of $3.1 million, and a net decrease in accumulated other comprehensive loss of $424,000. These increases to equity were partially offset by the payment of cash dividends of $1.6 million.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.
Average Balances, Interest Rates and Yields.    The following tables present for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The tables do not reflect any effect of income taxes. Average balances consist of daily average balances for the Bank with simple average balances for all other subsidiaries of the Company. The average balances include nonaccruing loans and leases. The yields on loans and leases include origination fees, net of costs, which are considered adjustments to yield.

	Three Months Ended December 31,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$699,105	$8,804	5.00%	$800,869	$11,114	5.52%
Investment securities(2)(3)	372,436	974	1.04	303,022	1,042	1.37
Correspondent bank stock	7,354	54	2.91	8,170	62	3.02
Total interest-earning assets	1,078,895	$9,832	3.62%	1,112,061	$12,218	4.37%
Noninterest-earning assets	81,910			87,377
Total assets	$1,160,805			$1,199,438
Interest-bearing liabilities:
Deposits:
Checking and money market	$357,509	$251	0.28%	$330,229	$531	0.64%
Savings	110,363	71	0.26	125,328	79	0.25
Certificates of deposit	273,635	877	1.27	322,279	1,261	1.56
Total interest-bearing deposits	741,507	1,199	0.64	777,836	1,871	0.96
FHLB advances and other borrowings	131,414	1,038	3.13	147,413	1,122	3.03
Subordinated debentures payable to trusts	27,837	425	6.06	27,837	480	6.86
Total interest-bearing liabilities	$900,758	$2,662	1.17%	$953,086	$3,473	1.45%
Noninterest-bearing deposits	132,231			120,945
Other liabilities	28,897			30,407
Total liabilities	1,061,886			1,104,438
Equity	98,919			95,000
Total liabilities and equity	$1,160,805			$1,199,438
Net interest income; interest rate spread(4)		$7,170	2.45%		$8,745	2.92%
Net interest margin(4)(5)			2.64%			3.13%
Net interest margin, TE(6)			2.68%			3.16%

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended December 31, 2012 and 2011 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

	Six Months Ended December 31,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$701,287	$17,810	5.04%	$816,584	$22,680	5.52%
Investment securities(2)(3)	372,079	2,160	1.15	291,821	2,283	1.56
Correspondent bank stock	7,730	105	2.69	8,201	124	3.01
Total interest-earning assets	1,081,096	$20,075	3.68%	1,116,606	$25,087	4.47%
Noninterest-earning assets	81,119			82,615
Total assets	$1,162,215			$1,199,221
Interest-bearing liabilities:
Deposits:
Checking and money market	$346,982	$648	0.37%	$318,450	$1,063	0.66%
Savings	111,366	145	0.26	121,669	160	0.26
Certificates of deposit	275,963	1,812	1.30	336,401	2,805	1.66
Total interest-bearing deposits	734,311	2,605	0.70	776,520	4,028	1.03
FHLB advances and other borrowings	139,328	2,099	2.99	148,175	2,281	3.06
Subordinated debentures payable to trusts	27,837	853	6.08	27,837	935	6.68
Total interest-bearing liabilities	$901,476	$5,557	1.22%	$952,532	$7,244	1.51%
Noninterest-bearing deposits	132,053			120,364
Other liabilities	30,370			31,662
Total liabilities	1,063,899			1,104,558
Equity	98,316			94,663
Total liabilities and equity	$1,162,215			$1,199,221
Net interest income; interest rate spread(4)		$14,518	2.46%		$17,843	2.96%
Net interest margin(4)(5)			2.66%			3.18%
Net interest margin, TE(6)			2.70%			3.21%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the six months ended December 31, 2012 and 2011 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(Dollars in Thousands)
Net interest income	$7,170	$8,745	$14,518	$17,843
Taxable equivalent adjustment	109	97	194	202
Adjusted net interest income	7,279	8,842	14,712	18,045
Average interest-earning assets	1,078,895	1,112,061	1,081,096	1,116,606
Net interest margin, TE	2.68%	3.16%	2.70%	3.21%

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2012 vs 2011			2012 vs 2011
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$(1,403)	$(907)	$(2,310)	$(3,185)	$(1,685)	$(4,870)
Investment securities(2)	241	(309)	(68)	638	(761)	(123)
Correspondent bank stock	(6)	(2)	(8)	(7)	(12)	(19)
Total interest-earning assets	$(1,168)	$(1,218)	$(2,386)	$(2,554)	$(2,458)	$(5,012)
Interest-bearing liabilities:
Deposits:
Checking and money market	$44	$(324)	$(280)	$95	$(510)	$(415)
Savings	(11)	3	(8)	(15)	—	(15)
Certificates of deposit	(188)	(196)	(384)	(499)	(494)	(993)
Total interest-bearing deposits	(155)	(517)	(672)	(419)	(1,004)	(1,423)
FHLB advances and other borrowings	(118)	34	(84)	(134)	(48)	(182)
Subordinated debentures payable to trusts	—	(55)	(55)	—	(82)	(82)
Total interest-bearing liabilities	$(273)	$(538)	$(811)	$(553)	$(1,134)	$(1,687)

Net interest income decrease	$(895)	$(680)	$(1,575)	$(2,001)	$(1,324)	$(3,325)
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
For all non-homogeneous loans (including TDRs) that have been placed on nonaccrual status, the Company's policy for returning nonaccruing loans to accrual status requires the following criteria: six months of continued performance, timely payments, positive cash flow and an acceptable loan to value ratio. For homogeneous loans (including TDRs), typical in the residential and consumer portfolio, the policy requires six months of consecutive timely loan payments for returning nonaccrual loans to accruing status.

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
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, an impairment valuation of $1.9 million has been recorded for temporary impairment at December 31, 2012 of which $970,000 was recorded during fiscal 2013.
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
The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At December 31, 2012, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.
Level 3 Fair Value Measurement.    GAAP requires the Company to measure the fair value of financial instruments under a standard which describes three levels of inputs that may be used to measure fair value. Level 3 measurement includes significant unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This valuation process may take into consideration factors such as market liquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income (loss).
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

The Company also enters into interest rate swaps with loan customers to provide a facility to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments and are reported at fair value in other assets or accrued expenses and other liabilities. Back-to-back swaps are matched in exact offsetting terms to interest rate swaps that the Company enters into with an outside third party. The one-way loan swaps are classified as fair value hedging instruments and are reported at fair value in loans and leases receivable.
Self-Insurance.    The Company has a self-insured healthcare plan for its employees up to certain limits. To mitigate a portion of the risks involved with a self-insurance health plan, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $75,000 per individual occurrence. Effective January 1, 2013, the Company transitioned to a self-insured dental plan for its employees from a fully insured plan. The estimate of self-insurance liability is based upon known claims and an estimate of incurred, but not reported ("IBNR") claims. IBNR claims are estimated using historical claims lag information received by a third party claims administrator. Due to the uncertainty of claims, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP. Although management believes that it uses the best information available to determine the accrual, unforeseen claims could result in adjustments to the accrual. These adjustments could significantly affect net income if circumstances differ substantially from the assumptions used in estimating the accrual.
Asset Quality
When a borrower fails to make a required payment on a loan within 10 to 15 days after the payment is due, the Bank generally institutes collection procedures by issuing a late notice. The customer is contacted again when the payment is between 17 and 40 days past due. In most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 40 days, the Bank attempts additional written as well as verbal contacts and, if necessary, personal contact with the borrower in order to determine the reason for the delinquency and to affect a cure. Where appropriate, Bank personnel review the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (i) accept a repayment program which under appropriate circumstances could involve an extension in the case of consumer loans for the arrearage from the borrower, (ii) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell, or (iii) initiate foreclosure proceedings. When a loan payment is delinquent for 90 days, the Bank generally will initiate foreclosure proceedings unless management is satisfied the credit problem is correctable.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $730,000 during the fiscal year to $17.1 million at December 31, 2012. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.40% at December 31, 2012, from 1.49% at June 30, 2012.
Nonaccruing loans and leases decreased to $16.0 million at December 31, 2012 compared to $16.1 million at June 30, 2012. Included in nonaccruing loans and leases at December 31, 2012 were four loans totaling $242,000 secured by one- to four-family real estate, five commercial business loans totaling $4.5 million, eight commercial real estate loans totaling $1.2 million, four agricultural real estate loans totaling $8.5 million, five agricultural business loans totaling $670,000, and 14 consumer loans totaling $857,000.
Accruing loans and leases delinquent more than 90 days increased $102,000, to $209,000 at December 31, 2012 compared to $107,000 at June 30, 2012. Included in accruing loans and leases delinquent more than 90 days at December 31, 2012 were three loans aggregating $201,000 secured by one-to four-family real estate and have a weighted average loan to value ratio of 85.6% at December 31, 2012 which remain in accruing status due to the government guarantees on the loans. In addition, one lease of $8 secured by commercial equipment which has a loan to value ratio of 28.0%, remains in accruing status.

The Company's nonperforming loans and leases, which represent nonaccrual loans and leases past due 90 days and still accruing were $16.2 million, an increase of $7,000 from the levels at June 30, 2012. Approximately one-half and one-quarter of the nonperforming loans at December 31, 2012 were comprised of dairy operations and commercial business loans, respectively, compared to about two-thirds related to dairy operations at June 30, 2012. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
As of December 31, 2012, the Company had $890,000 of foreclosed assets. The balance of foreclosed assets consisted of $845,000 in single-family residences and $45,000 in consumer home equity collateral.
At December 31, 2012, the Company had designated $43.4 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $606,000 of unused lines of credit for those borrowers that have classified assets. At December 31, 2012, the Company had $13.4 million in commercial real estate and commercial business loans purchased, of which none of the amounts were classified at December 31, 2012. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the December 31, 2012, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at December 31, 2012 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	December 31, 2012	June 30, 2012
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$242	$31
Commercial business	4,482	1,813
Equipment finance leases	—	17
Commercial real estate	1,221	1,254
Multi-family real estate	27	32
Agricultural real estate	8,481	11,185
Agricultural business	670	1,169
Consumer direct	15	3
Consumer home equity	842	569
Consumer indirect	—	2
Total	15,980	16,075
Accruing loans and leases delinquent more than 90 days:
One- to four-family	201	107
Equipment finance leases	8	—
Total	209	107
Foreclosed assets:
One- to four-family	845	1,515
Agricultural real estate	—	109
Consumer direct	—	3
Consumer home equity	45	—
Total(1)	890	1,627
Total nonperforming assets(2)	$17,079	$17,809
Ratio of nonperforming assets to total assets(3)	1.40%	1.49%
Ratio of nonperforming loans and leases to total loans and leases(4)	2.39%	2.37%
Accruing troubled debt restructures	$1,300	$1,213
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total assets of the Company and its direct and indirect subsidiaries on a consolidated basis.

(4)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Six Months Ended December 31,
	2012	2011
	(Dollars in Thousands)
Balance at beginning of period	$10,566	$14,315
Charge-offs:
One- to four-family	(1)	(99)
Commercial business	(1)	(672)
Equipment finance leases	(20)	(42)
Commercial real estate	—	(391)
Construction	(7)	—
Agricultural real estate	(21)	(1,536)
Agricultural business	(374)	(2,735)
Consumer direct	(45)	(25)
Consumer home equity	(435)	(481)
Consumer OD & reserve	(123)	(126)
Consumer indirect	(3)	(23)
Total charge-offs	(1,030)	(6,130)
Recoveries:
One- to four-family	20	5
Commercial business	274	26
Equipment finance leases	3	21
Agricultural real estate	232	—
Agricultural business	736	36
Consumer direct	13	3
Consumer home equity	55	21
Consumer OD & reserve	39	41
Consumer indirect	44	19
Total recoveries	1,416	194
Net recoveries (charge-offs)	386	(5,936)
Additions charged to operations	(172)	2,642
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$10,780	$11,021
Ratio of net (recoveries) charge-offs during the period to average loans and leases outstanding during the period (2)	(0.11)%	1.45%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.59%	1.45%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	66.59%	41.88%
_____________________________________

(1)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the six months ended December 31, 2012 and 2011 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	December 31, 2012		June 30, 2012
	(Dollars in Thousands)
Residential	$262	$36	$320	$27
Commercial business	922	776	977	—
Commercial real estate	2,099	60	1,989	74
Agricultural	2,563	1,792	2,505	1,988
Consumer	2,218	52	2,656	30
Total	$8,064	$2,716	$8,447	$2,119

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	December 31, 2012			June 30, 2012
	(Dollars in Thousands)
Residential	3	$338	$36	1	$214	$27
Commercial business	5	4,482	776	5	1,813	—
Commercial real estate	9	1,445	60	5	1,554	74
Agricultural	10	9,744	1,792	16	12,964	1,988
Consumer	13	925	52	1	121	30
Total	40	$16,934	$2,716	28	$16,666	$2,119

The allowance for loan and lease losses was $10.8 million at December 31, 2012, as compared to $10.6 million at June 30, 2012. This increase is attributable to the the general valuation allowance decrease of $383,000 due to a decrease in loans outstanding and adjustments related to historical loss and environmental factors. The specific valuation allowance increased by $597,000 to $2.7 million. The majority of the specific valuation allowance continues to be related to the agricultural portfolio segment. The ratio of the allowance for loan and lease losses to total loans and leases was 1.59% at December 31, 2012, compared to 1.55% at June 30, 2012. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At December 31, 2012, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $79,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Form 10-K for the year ended June 30, 2012, for a description of the Company's policy regarding the provision for losses on loans and leases.
Comparison of the Three Months Ended December 31, 2012 and December 31, 2011
General.    The Company's net income was $1.0 million or $0.15 for basic and diluted earnings per common share for the quarter ended December 31, 2012, a $318,000 increase in net income compared to $715,000 or $0.10 for basic and diluted earnings per common share, respectively, for the same quarter of the prior year. The second quarter of fiscal 2013 resulted in a return on average equity (i.e., net income divided by average equity) of 4.14%, compared to 2.99% in the same quarter of the prior year. For the quarter ended December 31, 2012, the return on average assets (i.e., net income divided by average assets) was 0.35% compared to 0.24% in the prior year's quarter. As discussed in more detail below, the increases were due to a variety of key factors, including a decrease in the provision for losses on loans and leases of $2.0 million and a decrease in noninterest expense of $587,000. This was partially offset by a decrease in net interest income of $1.6 million, a decrease in noninterest income of $380,000, and an increase in income taxes of $306,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $9.8 million for the quarter ended December 31, 2012, as compared to $12.2 million for the same quarter of the prior year, a decrease of $2.4 million or 19.5%. The average volume of total interest-earning assets decreased by 3.0%, resulting in a decrease of overall interest and dividends of $1.2 million, while the average yield on interest-earning assets decreased 75 basis points, resulting in a decrease to overall interest and dividend income of $1.2 million. The average volume of loans and leases receivable decreased from $800.9 million for the quarter ended December 31, 2011, to $699.1 million for the quarter ended December 31, 2012. The average yield on interest-earning assets was 3.62% for the quarter ended December 31, 2012, as compared to 4.37% for the prior year's quarter. The decrease in the average yield of interest-earning assets was partially due to the increase in average balances on low yielding interest-earning deposits, which increased to $43.5 million for the quarter ended December 31, 2012, as compared to $27.9 million for the prior year's same quarter. For the quarter ended December 31, 2012, the average yield on loans and leases receivable was 5.00%, a decrease of 52 basis points from 5.52% in the same quarter of the prior year. The overall decrease in interest and dividend income was due primarily to the reduction in the volume of loans and an increase in lower yielding investments that generally reflected a lower interest rate environment compared to the prior year.
Interest Expense.    Interest expense was $2.7 million for the quarter ended December 31, 2012, as compared to $3.5 million for the same quarter of the prior year, a decrease of $811,000 or 23.4%. While a $155,000 decrease in interest expense was the result of a 4.7% decrease in the average volume of deposits, a $517,000 decrease in interest expense was the result of a decrease in average deposit rates of 32 basis points. The average rate on interest-bearing deposits was 0.64% for the quarter ended December 31, 2012, as compared to 0.96% for the prior year's quarter. An $118,000 decrease in interest expense was the result of a 10.9% decrease in the average balance of FHLB advances and other borrowings, and was partially offset by a$34,000 increase in interest expense resulting from an increase in the average rate paid.
Net Interest Income.    The Company's net interest income for the quarter ended December 31, 2012, decreased $1.6 million or 18.0%, to $7.2 million as compared to the prior fiscal year's quarter. The decrease in net interest income was due primarily to the decrease in the volume of average loan balances, which exceeded the decrease in the volume of average deposit balances. The decrease in average volume of loan balances reduced the net interest income by $1.4 million, while the increase in average balances of investment securities and the decrease in average balances of deposits partially offset this decrease by $241,000 and $155,000, respectively. The decrease in overall net interest income due to the declining rates received from interest-earning assets in excess of the declining rates paid on interest-bearing liabilities totaled $680,000. The Company's net interest margin on a fully taxable equivalent basis was 2.68% for the quarter ended December 31, 2012, as compared to 3.16% for the prior year's quarter. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases decreased $2.0 million or 94.0%, to $128,000 for the quarter ended December 31, 2012, as compared to $2.1 million in the prior year's quarter. The decrease in the provision is due in part to a decline in loan balances and the minimal amount of net charge-offs recorded during the quarter. Net charge-offs decreased from $2.1 million in the second quarter of fiscal 2012 to $157,000 during the second quarter of fiscal 2013. Nonperforming assets decreased by $10.6 million, or 38.4%, to $17.1 million at December 31, 2012 when compared to December 31, 2011. Dairy-related credits within the agricultural sector remain the largest segment within nonperforming assets at December 31, 2012, but have declined compared to the first quarter in fiscal 2013.
The allowance for losses on loans and leases at December 31, 2012 was $10.8 million. The allowance decreased from the December 31, 2011 balance of $11.0 million due to the decrease in overall loans and adjusted for changes in environmental factors and loan loss history. The ratio of allowance for loan and lease losses to nonperforming loans and leases at December 31, 2012, was 66.59% compared to 41.88% at December 31, 2011. The allowance for loan and lease losses to total loans and leases at December 31, 2012, was 1.59% compared to 1.45% at December 31, 2011. The Bank's management believes that the December 31, 2012, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $3.1 million for the quarter ended December 31, 2012, as compared to $3.4 million for the quarter ended December 31, 2011, which represents a decrease of $380,000 or 11.1%. For the second quarter of fiscal 2013, the decrease over the prior fiscal year's quarter was primarily due to a decrease in net loan servicing income of $844,000 and partially offset by the net gain on sale of loans of $574,000. In addition, fees on deposits decreased by $75,000 when compared to the same quarter of the prior year.
Loan servicing income decreased by $844,000 to a net expense of $450,000 for the second quarter of fiscal 2013 primarily due to a valuation allowance recorded of $707,000 and increased amortization expense of $121,000. The valuation allowance adjustment reduced the carrying value of the capitalized portfolio asset to the estimated fair value of the capitalized asset, as required by GAAP. An assessment of prepayment speeds within the portfolio contributed to the valuation allowance increase, which also increased the amount of amortization expense as compared to the prior year's quarter.
Net gain on the sale of loans totaled $1.4 million, an increase of $574,000 for the three months ended December 31, 2012, as compared to the prior fiscal year's quarter. Increased loan origination activity generated from the low interest rate environment primarily accounted for the increase in gains from the same quarter of the prior year.
Fees on deposits decreased $75,000, or 4.9% to $1.5 million for the quarter ended December 31, 2012, as compared to the same quarter of the prior year. A reduction in customer overdraft fee income was the primary factor related to the decrease. When compared to the same quarter of the prior year, overdraft fees decreased by $58,000, or 9.3%.
Noninterest Expense.    Noninterest expense was $8.5 million for the quarter ended December 31, 2012, as compared to $9.0 million for the quarter ended December 31, 2011, a decrease of $587,000, or 6.5%. Decreases in professional fees of $479,000 and compensation and employee benefits of $120,000, were the primary factors of the decrease in noninterest expense when compared to the same quarter a year earlier. In addition, occupancy and equipment and FDIC insurance decreased by $67,000 and $62,000, respectively, while net foreclosed real estate and other properties costs increased by $164,000.
Professional fees were $536,000 for the first quarter of fiscal 2013, which is a decrease of $479,000, or 47.2%, from the second quarter of fiscal 2012. This decrease was due primarily to the resolution of certain employment, regulatory and governance matters which had contributed to higher costs in the prior year's quarter.
Compensation and employee benefits were $4.8 million for the quarter ended December 31, 2012, a decrease of $120,000, or 2.4% when compared to the quarter ended December 31, 2011. Salaries and wages decreased $404,000 or 11.1% for the second quarter of fiscal 2013, when compared to the same period of fiscal 2012. This decrease was due primarily to a reduction of FTE's from 321 at December 31, 2011, to 300 FTE's at December 31, 2012. Partially offsetting these decreases, performance-based incentive pay increased $218,000 due to an increase in mortgage commissions paid and employee performance outcomes for the second quarter of fiscal 2013 when compared to the same quarter of the prior fiscal year.
Occupancy and equipment decreased $67,000 or 6.3%, to $1.0 million for the quarter ended December 31, 2012. Rent decreased $65,000 primarily due to the elimination of six branches within a close proximity to other branches during the prior fiscal year's second, third and fourth quarters.

FDIC insurance decreased by $62,000, to $201,000 for the three months ended December 31, 2012 compared to the same period in the prior fiscal year. During the first and second quarters of fiscal 2013, the FDIC insurance assessment rate was modified due to improved Bank performance ratios. The cumulative effects of the reduced assessment rates since December 31, 2011 resulted in the comparative decrease.
Income tax expense.    The Company's income tax expense for the quarter ended December 31, 2012 increased to $605,000 compared to $299,000 for the same period of the prior fiscal year. The effective tax rates were 36.9% and 29.5% for the quarter ended December 31, 2012 and 2011, respectively. The current quarter's tax rate is higher than anticipated due to nonrecurring income that occurred in the prior quarter for which a portion was provided for as expense in the current quarter. The prior year's rate was less than anticipated due to permanent tax deductions which reduces the effective tax rate.
Comparison of the Six Months Ended December 31, 2012 and December 31, 2011
General.    The Company's net income was $3.1 million or $0.44 for basic and diluted earnings per common share for the six months ended December 31, 2012, a $954,000 increase in net income compared to $2.2 million or $0.31 for basic and diluted earnings per common share, respectively, for the same period of the prior year. For the first six months of fiscal 2013 the return on average equity (i.e., net income divided by average equity) was 6.27%, compared to 4.53% in the same period of the prior year. The return on average assets (i.e., net income divided by average assets) was 0.53% compared to 0.36% for the same respective periods. As discussed in more detail below, the increases were due to a variety of key factors, including a decrease in the provision for losses on loans and leases of $2.8 million, a decrease in noninterest expense of $1.6 million and an increase in noninterest income of $381,000, partially offset by a decrease in net interest income of $3.3 million and an increase in income taxes of $471,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $20.1 million for the six months ended December 31, 2012, as compared to $25.1 million for the same period of the prior year, a decrease of $5.0 million or 20.0%. The average volume of total interest-earning assets decreased by 3.2%, resulting in a decrease of overall interest and dividends of $2.6 million, while the average yield on interest-earning assets decreased 79 basis points, resulting in a decrease to overall interest and dividend income of $2.5 million. The average volume of loans and leases receivable decreased from $816.6 million for the first six months of fiscal 2013, to $701.3 million for the same period in fiscal 2012. The average yield on interest-earning assets was 3.68% for the six months ended December 31, 2012, as compared to 4.47% for the same period of the prior year. For the six months ended December 31, 2012, the average yield on loans and leases receivable was 5.04%, a decrease of 48 basis points from 5.52% for the same six months of fiscal 2012. The overall decrease in interest and dividend income was due primarily to the reduction in the volume of loans and an increase in lower yielding investments that generally reflected a lower interest rate environment compared to the prior year.
Interest Expense.    Interest expense was $5.6 million for the six months ended December 31, 2012, as compared to $7.2 million for the same period of the prior year, a decrease of $1.7 million or 23.3%. While a $419,000 decrease in interest expense was the result of a 5.4% decrease in the average volume of deposits, a $1.0 million decrease in interest expense was the result of a decrease in average deposit rates of 33 basis points. The average rate on interest-bearing deposits was 0.70% for the six months ended December 31, 2012, as compared to 1.03% for the same period of the prior year. A $134,000 decrease in interest expense was the result of a decrease in average balances for FHLB advances and other borrowings.
Net Interest Income.    The Company's net interest income for the six months ended December 31, 2012, decreased $3.3 million or 18.6%, to $14.5 million as compared to the prior fiscal year's first six months. The decrease in net interest income was due primarily to the decrease in the volume of average loan balances, which exceeded the decrease in the volume of average deposit balances. The decrease in average volume of loan balances reduced the net interest income by $3.2 million, while the increase in average balances of investment securities and the decrease in average balances of deposits partially offset this decrease by $638,000 and $419,000, respectively. The decrease in overall net interest income due to the declining rates received from interest-earning assets in excess of the declining rates paid on interest-bearing liabilities totaled $1.3 million. The Company's net interest margin on a fully taxable equivalent basis was 2.70% for the six months ended December 31, 2012, as compared to 3.21% for the prior year's period. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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

Provision for losses on loans and leases decreased $2.8 million, to a net benefit of $172,000 for the six months ended December 31, 2012, as compared to $2.6 million for the same period in the prior year. The decrease in the provision is due in part to the declining loan balances and the amount of overall net recoveries recorded during fiscal 2013. Net recoveries increased from a net charge-off total of $5.9 million in the first half of fiscal 2012 to a net recovery of $386,000 during the first half of fiscal 2013 as management continued a proactive approach to resolving problem assets. Nonperforming assets decreased by $10.6 million, or 38.4%, to $17.1 million at December 31, 2012 when compared to December 31, 2011. Dairy-related credits within the agricultural sector remain the largest segment within the nonperforming assets for December 31, 2012, but have improved since the prior fiscal year end.
The allowance for losses on loans and leases at December 31, 2012 was $10.8 million. The allowance decreased from the December 31, 2011 balance of $11.0 million due to the decrease in overall loans and adjusted for changes in environmental factors and loan loss history. The ratio of allowance for loan and lease losses to nonperforming loans and leases at December 31, 2012, was 66.59% compared to 41.88% at December 31, 2011. The allowance for loan and lease losses to total loans and leases at December 31, 2012, was 1.59% compared to 1.45% at December 31, 2011. The Bank's management believes that the December 31, 2012, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $7.2 million for the six months ended December 31, 2012, as compared to $6.8 million for the same period of the prior fiscal year, which represents an increase of $381,000 or 5.6%. This increase, when compared to the prior fiscal year, was primarily due to an increase in the net gain on sale of securities and loans of $1.5 million and $1.2 million, respectively, and an increase in fees on deposits of $392,000. These increases were partially offset by a decrease in net loan servicing income of $1.4 million and a decrease in other noninterest income of $1.4 million. The decrease in other noninterest income was due primarily to the recognition of a charge due to the termination of interest rate swap contracts on deposits, which will prospectively reduce the amount of future interest expense related to the hedging contracts.
Net gain on the sale of securities totaled $1.8 million, an increase of $1.5 million for the six months ended December 31, 2012, as compared to the same period of the prior fiscal year. The Company received $73.0 million for net gains of $1.8 million and $18.9 million for net gains of $335,000 for the first six months of fiscal 2013 and fiscal 2012, respectively.
Net gain on the sale of loans totaled $2.4 million, an increase of $1.2 million for the six months ended December 31, 2012, as compared to the same period of the prior fiscal year. Increased loan origination activity generated from the low interest rate environment primarily accounted for the increase in gains in this comparison.
Fees on deposits increased $392,000, or 12.4% to $3.6 million for the six months ended December 31, 2012, as compared to the same period of the prior year. Deposit fees included $600,000 of nonrecurring vendor incentive fees related to a debit card vendor transition, which was received in the first quarter of fiscal 2013. During the first six months of fiscal 2013, customer overdraft fee income decreased $153,000, or 11.6%, which partially offset the increase in fees on deposits.
Loan servicing income decreased by $1.4 million to a net expense of $490,000 for the first six months of fiscal 2013 primarily due to a valuation allowance recorded of $970,000 and increased amortization expense of $283,000. The valuation allowance adjustment reduced the carrying value of the capitalized portfolio asset to the estimated fair value of the capitalized asset, as required by GAAP. An assessment of prepayment speeds within the portfolio contributed to the valuation allowance increase, which also increased the amount of amortization expense as compared to the same period of the prior year.
Noninterest Expense.    Noninterest expense was $17.3 million for the six months ended December 31, 2012, compared to $18.8 million for the six months ended December 31, 2011, a decrease of $1.6 million, or 8.3%. Decreases in compensation and employee benefits and professional fees of $907,000 and $725,000, respectively, were the primary factors of the decrease in noninterest expense. In addition, occupancy and equipment and FDIC insurance decreased by $122,000 and $124,000, respectively. These decreases were partially offset by an increase in foreclosed real estate and other properties expense and check and data processing costs of $224,000 and $138,000, respectively.
Compensation and employee benefits were $9.7 million for the six months ended December 31, 2012, a decrease of $907,000, or 8.5% when compared to the same period ended December 31, 2011. Salaries and wages decreased $1.2 million or 15.3% for the first six months of fiscal 2013, when compared to the same period of fiscal 2012. This decrease was due primarily to a reduction of FTE's from 321 at December 31, 2011, to 300 FTE's at December 31, 2012. In addition, health and insurance benefits decreased $249,000 due to reduced utilization of the health plan's benefits when compared to the same period of the prior year. Partially offsetting these decreases, performance-based incentive pay increased $360,000 due to an increase in mortgage commissions paid and employee performance outcomes for the first six months of fiscal 2013 as compared to the same period of the prior fiscal year.

Professional fees were $1.2 million for the first six months of fiscal 2013, which is a decrease of $725,000, or 38.1%, from the period of fiscal 2012. This decrease was due primarily to the resolution of certain employment, regulatory and governance matters which had contributed to higher costs in the first six months of the prior fiscal year.
Occupancy and equipment decreased $122,000 or 5.6%, to $2.1 million for the six months ended December 31, 2012 when compared to the prior year. Rent, real estate tax and depreciation expense decreased $125,000, $25,000 and $28,000, respectively, primarily due to the elimination of six branches within a close proximity to other branches during the prior fiscal year's second, third and fourth quarters. These were partially offset by an increase in maintenance contract costs of $48,000 and were primarily the result of nonrecurring costs associated with transferring the ATM contracts to a vendor in meeting new compliance requirements.
FDIC insurance decreased by $124,000, to $411,000 for the six months ended December 31, 2012 compared to the same period in the prior year. During the first and second quarters of fiscal 2013, the FDIC insurance assessment rate was modified due to improved Bank performance ratios. The cumulative effects of the reduced assessment rates since December 31, 2011 resulted in the comparative decrease.
Net foreclosed real estate and other property expense increased by $224,000 to $309,000 for the six months ended December 31, 2012 compared to the same period in the prior fiscal year. The increase was due primarily to an increase in repairs and maintenance of foreclosed single family real estate.
Check and data processing expense increased $138,000, or 9.6% to $1.6 million for the six months ended December 31, 2012 as compared to the same period of the prior year. Computer services expense increased $103,000 due to the implementation of two new loan package software programs that were added to improve efficiency and effectiveness in the analysis and origination of various loans. Data communication increased by $38,000 when comparing the first six months of fiscal 2013 to the same period a year ago, primarily due to nonrecurring costs incurred to terminate the data communications associated with the six branches closed near the end of fiscal 2012.
Income tax expense.    The Company's income tax expense for the six months ended December 31, 2012 increased to $1.5 compared to $1.0 million for the same period of the prior fiscal year. The effective tax rates were 32.3% and 31.9% for the six months ended December 31, 2012 and 2011, respectively. Permanent tax differences reduced the effective tax rate from the Company's anticipated amount of 34%.
Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating, investing, and financing activities for the six months ended December 31, 2012 were $1.9 million, $23.8 million, and $28.9 million, respectively. For the same period ended December 31, 2011, net cash provided by operating and financing activities were $3.4 million and $36.8 million, respectively, which were partially offset by net cash used in investing activities of $24.5 million. The results were an increase in cash and cash equivalents of $54.6 million for the six months ended December 31, 2012 compared to an increase in cash and cash equivalents of $15.7 million for the same period of the prior fiscal year.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the six months ended December 31, 2012, the Bank decreased its borrowings with the FHLB and other borrowings by $11.0 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of December 31, 2012, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$71.8 million of available credit from the Federal Reserve Bank; and

•	$268.5 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at December 31, 2012. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of December 31, 2012, the Bank had $11.8 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2012, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $31.5 million and to sell mortgage loans of $18.1 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At December 31, 2012, the Bank had outstanding commitments to purchase $840,000 of investment securities available for sale and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at December 31, 2012. The line of credit was renewed on October 1, 2012 and is available through October 1, 2013. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at December 31, 2012, the Bank met all current capital requirements.
The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.54% at December 31, 2012. The minimum OCC total risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had total risk-based capital of 16.51% at December 31, 2012.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts or non-designated derivative contracts. At December 31, 2012, the total notional amount of interest rate swap contracts was $38.7 million with a fair value net loss of $2.8 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 12 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
Since November 9, 2012, the date of our previously filed quarterly report, the FASB has not issued any additional updates to report.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through February 1, 2013, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at December 31, 2012 and June 30, 2012, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2012 or that the Company's primary market risk exposures and how those exposures were managed during the six months ended December 31, 2012 changed significantly when compared to June 30, 2012.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

December 31, 2012
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$216,220	$50,102	30%
+200	204,335	38,217	23
+100	187,675	21,557	13
—	166,118	—	—
-100	124,713	(41,405)	(25)

June 30, 2012
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$179,611	$34,275	24%
+200	172,348	27,012	19
+100	161,049	15,713	11
—	145,336	—	—
-100	112,025	(33,311)	(23)
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of December 31, 2012.

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

HF FINANCIAL CORP.
Date:	February 1, 2013	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)
Date:	February 1, 2013	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

___________________________________________________
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.