Form 10-Q
period 2013-03-31
HF FINANCIAL CORP
filed 2013-05-03
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2013, there were 7,055,020 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$22,974	$50,334
Securities available for sale	419,195	373,246
Correspondent bank stock	7,519	7,843
Loans held for sale	8,510	16,207

Loans and leases receivable	682,614	683,704
Allowance for loan and lease losses	(10,664)	(10,566)
Loans and leases receivable, net	671,950	673,138

Accrued interest receivable	4,906	5,431
Office properties and equipment, net of accumulated depreciation	14,062	14,760
Foreclosed real estate and other properties	901	1,627
Cash value of life insurance	19,794	19,276
Servicing rights, net	10,799	11,932
Goodwill, net	4,366	4,366
Other assets	12,196	14,431
Total assets	$1,197,172	$1,192,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$897,215	$893,859
Advances from Federal Home Loan Bank and other borrowings	135,125	142,394
Subordinated debentures payable to trusts	27,837	27,837
Advances by borrowers for taxes and insurance	18,269	12,708
Accrued expenses and other liabilities	19,308	18,977
Total liabilities	1,097,754	1,095,775
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,138,475 and 9,125,751 shares issued at March 31, 2013 and June 30, 2012, respectively	91	91
Additional paid-in capital	46,028	45,673
Retained earnings, substantially restricted	85,705	83,571
Accumulated other comprehensive (loss), net of related deferred tax effect	(1,509)	(1,622)
Less cost of treasury stock, 2,083,455 shares at March 31, 2013 and June 30, 2012	(30,897)	(30,897)
Total stockholders' equity	99,418	96,816
Total liabilities and stockholders' equity	$1,197,172	$1,192,591
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Interest, dividend and loan fee income:
Loans and leases receivable	$8,082	$9,833	$25,892	$32,513
Investment securities and interest-bearing deposits	1,561	1,184	3,826	3,591
	9,643	11,017	29,718	36,104
Interest expense:
Deposits	1,111	1,664	3,716	5,692
Advances from Federal Home Loan Bank and other borrowings	1,432	1,608	4,384	4,824
	2,543	3,272	8,100	10,516
Net interest income	7,100	7,745	21,618	25,588
Provision for losses on loans and leases	—	264	(172)	2,906
Net interest income after provision for losses on loans and leases	7,100	7,481	21,790	22,682
Noninterest income:
Fees on deposits	1,361	1,360	4,921	4,528
Loan servicing income, net	406	8	(84)	873
Gain on sale of loans	1,151	671	3,584	1,884
Earnings on cash value of life insurance	200	168	611	512
Trust income	209	206	593	560
Commission and insurance income	177	173	496	492
Gain on sale of securities, net	146	539	1,968	874
Loss on disposal of closed-branch fixed assets	—	(233)	—	(245)
Other	5	115	(1,256)	326
	3,655	3,007	10,833	9,804
Noninterest expense:
Compensation and employee benefits	5,258	4,910	14,973	15,532
Occupancy and equipment	1,096	1,076	3,167	3,269
FDIC insurance	195	261	606	796
Check and data processing expense	677	728	2,256	2,169
Professional fees	484	560	1,663	2,464
Marketing and community investment	106	323	778	1,087
Foreclosed real estate and other properties, net	16	137	325	222
Other	716	701	2,057	1,989
	8,548	8,696	25,825	27,528
Income before income taxes	2,207	1,792	6,798	4,958
Income tax expense	802	580	2,283	1,590
Net income	$1,405	$1,212	$4,515	$3,368

Basic earnings per common share	$0.20	$0.17	$0.64	$0.48
Diluted earnings per common share	0.20	0.17	0.64	0.48
Dividend declared per common share	0.11	0.11	0.34	0.34
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$1,405	$1,212	$4,515	$3,368
Other comprehensive income (loss), net of taxes
Securities available for sale	(458)	468	(1,130)	961
Cash flow hedges-interest rate swap contracts	147	242	1,243	(257)
Other comprehensive income (loss), net of taxes	(311)	710	113	704
Comprehensive income	$1,094	$1,922	$4,628	$4,072
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$4,515	$3,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities
(Benefit) provision for losses on loans and leases	(172)	2,906
Provision for allowance on servicing rights	750	330
Depreciation	1,324	1,350
Amortization of discounts and premiums on securities and other	5,710	4,350
Stock based compensation	313	253
Net change in loans held for resale	11,281	5,314
(Gain) on sale of loans	(3,584)	(1,884)
Realized (gain) on sale of securities, net	(1,968)	(874)
(Gains) losses and provision-for-losses on foreclosed real estate and other properties, net	(42)	24
Loss on disposal of office properties and equipment, net	89	270
Change in other assets and liabilities	3,073	(5,705)
Net cash provided by operating activities	21,289	9,702
Cash Flows From Investing Activities
Net change in loans outstanding	1,336	105,439
Securities available for sale
Sales, maturities and repayments	160,043	91,945
Purchases	(209,680)	(195,421)
Purchase of correspondent bank stock	(6,935)	(997)
Redemption of correspondent bank stock	7,259	997
Proceeds from sale of office properties and equipment	172	115
Purchase of office properties and equipment	(887)	(2,000)
Purchase of servicing rights from external sources	(3)	(426)
Proceeds from sale of foreclosed real estate and other properties	737	440
Net cash provided by (used in) investment activities	(47,958)	92
Cash Flows From Financing Activities
Net increase (decrease) in deposit accounts	3,356	(324)
Proceeds of advances from Federal Home Loan Bank and other borrowings	160,841	79,634
Payments on advances from Federal Home Loan Bank and other borrowings	(168,110)	(79,630)
Increase in advances by borrowers	5,561	7,132
Proceeds from issuance of common stock	42	135
Cash dividends paid	(2,381)	(2,356)
Net cash provided by (used in) financing activities	(691)	4,591
Increase (decrease) in cash and cash equivalents	(27,360)	14,385
Cash and Cash Equivalents
Beginning	50,334	55,617
Ending	$22,974	$70,002

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$8,497	$11,785
Cash payments for income and franchise taxes	470	2,028
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
The accompanying consolidated balance sheet as of June 30, 2012, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.
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

Management has evaluated subsequent events for potential disclosure or recognition through May 3, 2013, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Reclassification

Certain balances in the consolidated financial statements from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2—REGULATORY CAPITAL
The following table summarizes the Bank's compliance with its minimum regulatory capital requirements at March 31, 2013:

	Amount	Percent
Tier I (core) capital (to adjusted total assets):
Required	$59,246	5.00%
Actual	116,099	9.80
Excess over required	56,853	4.80

Total risk-based capital (to risk-weighted assets):
Required	76,484	10.00
Actual	125,623	16.42
Excess over required	49,139	6.42

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
Following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$1,405	$1,212	$4,515	$3,368

Basic EPS:
Weighted average number of common shares outstanding	7,054,902	6,992,886	7,053,880	6,979,858
Basic earnings per common share	$0.20	$0.17	$0.64	$0.48

Diluted EPS:
Weighted average number of common shares outstanding	7,054,902	6,992,886	7,053,880	6,979,858
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	2,084	3,329	2,487	422
Weighted average number of common shares and common share equivalents	7,056,986	6,996,215	7,056,367	6,980,280
Diluted earnings per common share	$0.20	$0.17	$0.64	$0.48

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 4—INVESTMENTS IN SECURITIES
The amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are as follows:

	March 31, 2013
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$3,501	$—	$3,501	$3	$(1)	$3,503
Corporate bonds	2,290	—	2,290	—	(23)	2,267
Municipal bonds	11,726	—	11,726	217	(18)	11,925
	17,517	—	17,517	220	(42)	17,695
Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	5	—	12
Other investments	253	—	253	—	—	253
	268	(8)	260	5	—	265
Agency residential mortgage-backed securities	398,952	—	398,952	3,230	(947)	401,235
	$416,737	$(8)	$416,729	$3,455	$(989)	$419,195

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

Management has a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, monitoring the rating of the security, and projecting cash flows. Management also determines if it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables present the fair value and age of gross unrealized losses by investment category:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
U.S. government agencies	$999	$(1)	$—	$—	$999	$(1)
Corporate bonds	2,267	(23)	—	—	2,267	(23)
Municipal bonds	2,573	(18)	70	—	2,643	(18)
	5,839	(42)	70	—	5,909	(42)
Agency residential mortgage-backed securities	181,684	(935)	1,951	(12)	183,635	(947)
	$187,523	$(977)	$2,021	$(12)	$189,544	$(989)
 The unrealized loss reported for U.S. government agencies relate to one security issued by the Federal National Mortgage Association (“FNMA”). This unrealized loss is primarily attributable to changes in interest rates and the contractual cash flows of this investment which is guaranteed by an agency of the U.S. government. Management does not believe the unrealized loss as of March 31, 2013 represents an other-than-temporary impairment for this investment. The Company does not have the intent to sell this security (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell this security before anticipated recovery of fair value.
The unrealized losses reported for corporate bonds relate to one corporate obligation. The unrealized loss is primarily attributed to changes in credit spreads, market interest rate increases and credit of the specific entity since the security was originally acquired. Management does not believe that the individual unrealized loss as of March 31, 2013, represents an other-than-temporary impairment for this investment. The Company does not have the intent to sell this security (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell this security before anticipated recovery of fair value.
The unrealized losses reported for municipal bonds relate to 13 municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of March 31, 2013, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 68 securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of March 31, 2013, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to net income:

	Nine Months Ended
	March 31,
	2013	2012
Beginning balance of credit losses on securities held as of July 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—	—
Sale of securities which previously had recorded a credit loss for other-than-temporary impairment	—	—
Ending balance of credit losses on securities held as of December 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
_____________________________________

(1)	Fannie Mae common stock.
The amortized cost and fair value of debt securities as of March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$911	$912
Due after one year through five years	8,818	8,929
Due after five years through ten years	4,500	4,585
Due after ten years	3,288	3,269
	17,517	17,695
Agency residential mortgage-backed securities	398,952	401,235
	$416,469	$418,930

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.
Proceeds from the sale of securities available for sale for the three months ended March 31, 2013 were $18,386 and resulted in gross gains and gross losses of $166 and $20, respectively. Proceeds from the sale of securities available for sale for the three months ended March 31, 2012 were $31,671 and resulted in gross gains and gross losses of $539 and $0, respectively.
Proceeds from the sale of securities available for sale for the first nine months of fiscal 2013 were $91,418 and resulted in gross gains and gross losses of $1,988 and $20, respectively. Proceeds from the sale of securities available for sale for the first nine months of fiscal 2012 were $50,609 and resulted in gross gains and gross losses of $874 and $0, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	March 31, 2013		June 30, 2012
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$49,669	7.3%	52,626	7.7%
Construction	1,981	0.3	2,808	0.4
Commercial:
Commercial business (1)	68,669	10.1	79,069	11.6
Equipment finance leases	2,105	0.3	3,297	0.5
Commercial real estate:
Commercial real estate	240,101	35.2	225,341	33.0
Multi-family real estate	47,313	6.9	47,121	6.9
Construction	9,804	1.4	12,172	1.8
Agricultural:
Agricultural real estate	76,528	11.2	70,796	10.4
Agricultural business	91,275	13.4	84,314	12.3
Consumer:
Consumer direct	21,002	3.1	21,345	3.1
Consumer home equity	71,307	10.4	81,545	11.9
Consumer overdraft & reserve	2,831	0.4	3,038	0.4
Consumer indirect	29	—	232	—
Total loans and leases receivable (2)	$682,614	100.0%	$683,704	100.0%
_____________________________________

(1)	Includes $2,024 and $2,262 tax exempt leases at March 31, 2013 and June 30, 2012, respectively.

(2)	Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

March 31, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$298	$1,698	$2,159	$4,355	$2,270	$10,780
Charge-offs	—	(13)	—	—	(176)	(189)
Recoveries	—	12	—	8	53	73
Provisions	33	105	(96)	(63)	21	—
Balance at end of period	$331	$1,802	$2,063	$4,300	$2,168	$10,664

March 31, 2012
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$246	$1,198	$1,697	$6,179	$1,701	$11,021
Charge-offs	(1)	(339)	(550)	(219)	(182)	(1,291)
Recoveries	5	38	10	473	20	546
Provisions	(14)	141	762	(1,140)	515	264
Balance at end of period	$236	$1,038	$1,919	$5,293	$2,054	$10,540

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the nine months ended:

March 31, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$347	$977	$2,063	$4,493	$2,686	$10,566
Charge-offs	(1)	(34)	(7)	(395)	(782)	(1,219)
Recoveries	20	289	—	976	204	1,489
Provisions	(35)	570	7	(774)	60	(172)
Balance at end of period	$331	$1,802	$2,063	$4,300	$2,168	$10,664

March 31, 2012
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$333	$1,464	$1,683	$9,266	$1,569	$14,315
Charge-offs	(100)	(1,053)	(941)	(4,490)	(837)	(7,421)
Recoveries	10	85	32	509	104	740
Provisions	(7)	542	1,145	8	1,218	2,906
Balance at end of period	$236	$1,038	$1,919	$5,293	$2,054	$10,540

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the related statement balances by portfolio segment:

	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
March 31, 2013
Individually evaluated for impairment	$42	$960	$57	$1,571	$77	$2,707
Collectively evaluated for impairment	289	842	2,006	2,729	2,091	7,957
Allowance for loan and lease losses	$331	$1,802	$2,063	$4,300	$2,168	$10,664
Individually evaluated for impairment	$337	$4,228	$1,423	$16,389	$796	$23,173
Collectively evaluated for impairment	51,313	66,546	295,795	151,414	94,373	659,441
Loans and leases receivable	$51,650	$70,774	$297,218	$167,803	$95,169	$682,614

	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
June 30, 2012
Individually evaluated for impairment	$27	$—	$74	$1,988	$30	$2,119
Collectively evaluated for impairment	320	977	1,989	2,505	2,656	8,447
Allowance for loan and lease losses	$347	$977	$2,063	$4,493	$2,686	$10,566
Individually evaluated for impairment	$214	$1,813	$1,554	$12,964	$121	$16,666
Collectively evaluated for impairment	55,220	80,553	283,080	142,146	106,039	667,038
Loans and leases receivable	$55,434	$82,366	$284,634	$155,110	$106,160	$683,704

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	March 31, 2013				June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$60,718	$2,567	$4,545	$907	$72,478	$2,596	$4,065	$—
Equipment finance leases	2,018	—	87	—	3,154	42	101	—
Commercial real estate:
Commercial real estate	228,069	—	12,434	—	209,647	67	16,817	—
Multi-family real estate	46,053	—	1,260	—	46,120	—	1,000	—
Construction	9,804	—	—	—	12,172	—	—	—
Agricultural:
Agricultural real estate	59,090	3,761	12,207	1,470	51,223	5,749	12,161	1,663
Agricultural business	88,073	—	3,320	—	78,941	2,496	2,748	141
	$493,825	$6,328	$33,853	$2,377	$473,735	$10,950	$36,892	$1,804

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	March 31, 2013		June 30, 2012
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$49,056	$613	$52,488	$138
Construction	1,981	—	2,808	—
Consumer:
Consumer direct	20,992	10	21,342	3
Consumer home equity	70,519	788	80,977	569
Consumer OD & reserves	2,830	1	3,038	—
Consumer indirect	29	—	230	2
	$145,407	$1,412	$160,883	$712

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

March 31, 2013	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$—	$—	$401	$401	$49,268	$165	$448	$613
Construction	—	—	—	—	1,981	—	—	—
Commercial:
Commercial business	407	3,109	—	3,516	65,153	—	4,225	4,225
Equipment finance leases	—	—	—	—	2,105	—	—	—
Commercial real estate:
Commercial real estate	76	—	—	76	240,025	—	1,202	1,202
Multi-family real estate	—	—	27	27	47,286	—	27	27
Construction	—	—	—	—	9,804	—	—	—
Agricultural:
Agricultural real estate	—	—	—	—	76,528	—	11,193	11,193
Agricultural business	40	—	—	40	91,235	—	4,648	4,648
Consumer:
Consumer direct	21	—	—	21	20,981	—	10	10
Consumer home equity	328	—	—	328	70,979	—	788	788
Consumer OD & reserve	4	—	1	5	2,826	1	—	1
Consumer indirect	—	—	—	—	29	—	—	—
Total	$876	$3,109	$429	$4,414	$678,200	$166	$22,541	$22,707
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

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

At March 31, 2013, the Bank had identified $23,173 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	March 31, 2013			June 30, 2012
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
One-to four-family	$84	$84	$—	$—	$—	$—
Commercial business	994	994	—	1,813	1,815	—
Commercial real estate	1,273	1,307	—	1,112	1,112	—
Multi-family real estate	27	27	—	32	32	—
Agricultural real estate	4,487	4,487	—	3,957	3,957	—
Agricultural business	4,039	4,039	—	120	120	—
Consumer direct	5	5	—	—	—	—
Consumer home equity	565	565	—	—	—	—
	11,474	11,508	—	7,034	7,036	—
With an allowance recorded:
One-to four-family	253	253	42	214	214	27
Commercial business	3,234	3,234	960	—	—	—
Commercial real estate	123	123	57	410	443	74
Agricultural real estate	7,254	7,254	1,485	7,838	8,254	1,721
Agricultural business	609	609	86	1,049	1,049	267
Consumer home equity	226	226	77	121	121	30
	11,699	11,699	2,707	9,632	10,081	2,119
Total:
One-to four-family	337	337	42	214	214	27
Commercial business	4,228	4,228	960	1,813	1,815	—
Commercial real estate	1,396	1,430	57	1,522	1,555	74
Multi-family real estate	27	27	—	32	32	—
Agricultural real estate	11,741	11,741	1,485	11,795	12,211	1,721
Agricultural business	4,648	4,648	86	1,169	1,169	267
Consumer direct	5	5	—	—	—	—
Consumer home equity	791	791	77	121	121	30
	$23,173	$23,207	$2,707	$16,666	$17,117	$2,119
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the period indicated.

	For the Three Months Ended
	March 31, 2013		March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$338	$3	$336	$6
Commercial business	4,355	7	113	—
Commercial real estate	1,407	4	271	5
Multi-family real estate	27	—	—	—
Agricultural real estate	10,407	63	12,080	18
Agricultural business	2,659	31	3,888	2
Consumer direct	5	—	—	—
Consumer home equity	855	9	122	2
	$20,053	$117	$16,810	$33

	For the Nine Months Ended
	March 31, 2013		March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$286	$12	$336	$17
Commercial business	3,115	60	124	—
Commercial real estate	1,400	17	272	16
Multi-family real estate	30	—	—	—
Agricultural real estate	10,987	84	12,315	39
Agricultural business	1,897	31	3,893	6
Consumer direct	3	—	—	—
Consumer home equity	495	18	122	6
	$18,213	$222	$17,062	$84

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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2013, new TDRs consisted of two commercial business, two residential, and seven consumer loans of which four were evaluated for

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

impairment based on collateral adequacy and seven were evaluated for impairment based upon the present value of discounted cash flows.
The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

March 31, 2013	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	2	$253	$253
Commercial business	3	143	143
Commercial real estate	3	316	350
Agricultural	7	8,799	8,799
Consumer	9	254	254
	24	$9,765	$9,799

June 30, 2012	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	1	$216	$214
Commercial real estate	3	544	442
Agricultural	8	12,191	11,649
Consumer	3	123	121
	15	$13,074	$12,426
_____________________________________

(1)	Includes eleven customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $8,728.

(2)	Includes eight customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $11,213.
Excluded from above, at March 31, 2013, the Company had one agricultural relationship with a recorded balance of $197 that was originally restructured in fiscal 2012, one residential relationship with a recorded balance of $84 that was originally restructured in fiscal 2013, and one consumer relationship with a recorded balance of $5 that was originally restructured in fiscal 2013. These loans are not in compliance with their restructured terms and are in nonaccrual status. At June 30, 2012, the Company had one agricultural relationship with a recorded balance of $117, which was not in compliance with its restructured terms. It was in nonaccrual status at the time of the original restructuring in fiscal 2011. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

New TDRs initially classified as a TDR during the nine months ended March 31, were as follows:

	2013		2012
	Number	Amount	Number	Amount
Residential	2	$125	—	$—
Commercial business	2	134	3	566
Agricultural	—	—	4	6,854
Consumer	7	140	—	—
	11	$399	7	$7,420
Ten of the TDRs added during the first nine months of fiscal 2013 were due to loan maturity extensions granted which did not reduce the interest rate below the market rate and one was due to bankruptcy. One of the TDR defaulted in the first nine months of fiscal 2013 and is in foreclosure.
NOTE 6—LOAN SERVICING
Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Mortgage servicing rights, beginning	$12,649	$13,128	$12,820	$12,952
Additions	415	370	1,486	1,505
Amortization (1)	(627)	(536)	(1,869)	(1,495)
Mortgage servicing rights, ending	$12,437	$12,962	$12,437	$12,962

Valuation allowance, beginning	$(1,858)	$—	$(888)	$—
(Additions) / reductions (1)	220	(330)	(750)	(330)
Valuation allowance, ending	$(1,638)	$(330)	$(1,638)	$(330)

Mortgage servicing rights, net	$10,799	$12,632	$10,799	$12,632

Servicing fees received	$813	$874	$2,535	$1,824
Balance of loans serviced at:
Beginning of period	1,164,496	1,206,214	1,187,900	1,199,059
End of period	1,151,376	1,196,786	1,151,376	1,196,786
_____________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity.  For the quarters ended March 31, 2013 and 2012, the constant prepayment rates (CPR) used to calculate the amortization was 16.4% and 12.8%, respectively.  Management utilized a discount rate of 9.0% for valuation purposes for both periods.  Prepayment speeds utilized at March 31, 2013 and 2012 were 15.8% and 14.4%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

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
 The following tables summarize segment reporting information:

	Three Months Ended
	March 31,
	2013			2012
	Banking	Other	Total	Banking	Other	Total
Net interest income	$7,497	$(397)	$7,100	$8,235	$(490)	$7,745
Provision for losses on loans and leases	—	—	—	(264)	—	(264)
Noninterest income	3,371	284	3,655	2,941	66	3,007
Intersegment noninterest income	328	(185)	143	(62)	(4)	(66)
Noninterest expense	(8,119)	(429)	(8,548)	(8,208)	(488)	(8,696)
Intersegment noninterest expense	—	(143)	(143)	—	66	66
Income (loss) before income taxes	$3,077	$(870)	$2,207	$2,642	$(850)	$1,792
Total assets at March 31(1)	$1,192,492	$4,680	$1,197,172	$1,186,026	$10,100	$1,196,126

	Nine Months Ended
	March 31,
	2013			2012
	Banking	Other	Total	Banking	Other	Total
Net interest income	$22,855	$(1,237)	$21,618	$26,938	$(1,350)	$25,588
Benefit (Provision) for losses on loans and leases	172	—	172	(2,906)	—	(2,906)
Noninterest income	10,396	437	10,833	9,561	243	9,804
Intersegment noninterest income	199	(189)	10	(191)	(8)	(199)
Noninterest expense	(24,358)	(1,467)	(25,825)	(25,268)	(2,260)	(27,528)
Intersegment noninterest expense	—	(10)	(10)	—	199	199
Income (loss) before income taxes	$9,264	$(2,466)	$6,798	$8,134	$(3,176)	$4,958
Total assets at March 31(1)	$1,192,492	$4,680	$1,197,172	$1,186,026	$10,100	$1,196,126

(1)	Included in total assets was goodwill totaling $4,366 at March 31, 2013 and $4,366 at March 31, 2012, which is attributed entirely to the banking segment.

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
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$165	$196	$494	$588
Interest cost	163	176	491	529
Expected return on plan assets	(162)	(199)	(467)	(584)
Amortization of prior losses	32	—	96	—
Total costs recognized in expense	$198	$173	$614	$533

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2013	2012
Quarter ended September 30	$236	$445
Quarter ended December 31	411	451
Quarter ended March 31	300	438
Quarter ended June 30	—	495
Net healthcare costs	$947	$1,829

NOTE 10—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the nine months ended March 31, 2013 and 2012.
Stock option activity for the nine months ended March 31, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	50,067	$14.41
Granted	—	—
Forfeited	(5,711)	16.49
Expired	(1,059)	9.92
Exercised	(7,525)	9.92
Ending Balance	35,772	$15.16	1.37	$—
Vested and exercisable at March 31	35,772	$15.16	1.37	$—

Stock appreciation rights activity for the nine months ended March 31, 2013, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	112,570	$13.60
Granted	—	—
Forfeited	(8,923)	14.21
Exercised	(1,938)	12.48
Ending Balance	101,709	$13.56	5.82	$77
Vested and exercisable at March 31	85,899	$13.76	5.71	$58
The total intrinsic value of options exercised during the nine months ended March 31, 2013 and 2012 was $22 and $27, respectively. Cash received from the exercise of options and SARs for the nine months ended March 31, 2013 and 2012, was $43 and $136, respectively. There were no cashless option exercises or related tax benefit realized for the nine months ended

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

March 31, 2013 and 2012. The total unrecognized compensation cost related to nonvested SARs awards at March 31, 2013 was $18. This unrecognized cost is expected to be recognized over a weighted average period of five months.
Nonvested share activity for the nine months ended March 31, was as follows:

	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	62,281	$11.76	37,810	$11.77
Granted	9,000	12.75	53,559	11.75
Vested	(35,354)	11.54	(23,399)	11.64
Forfeited	(1,408)	12.28	(2,961)	12.92
Nonvested Balance, ending	34,519	$12.23	65,009	$11.75

Pretax compensation expense recognized for nonvested shares for the nine months ended March 31, 2013 and 2012, was $151 and $71, respectively. The tax benefit for the nine months ended March 31, 2013 and 2012 was $51 and $24, respectively. As of March 31, 2013, there was $350 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 20 months. The total fair value of shares vested during the nine months ended March 31, 2013 and 2012 was $197 and $91, respectively.
In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock were made to outside directors of the Company. Each outside director was entitled to all voting, dividend and distribution rights during the vesting period. Pretax compensation expense recognized for nonvested shares for the nine months ended March 31, 2013 and 2012, was $131 and $132, respectively. The tax benefit for nine months ended March 31, 2013 and 2012 was $45 and $45, respectively. As of March 31, 2013, there was no unrecognized compensation cost related to nonvested shares. The total fair value of shares vested during the nine months ended March 31, 2013 and 2012 was $259 and $181, respectively.
The 2002 Stock Option and Incentive Plan expired effective September 20, 2012. No plan was in effect at March 31, 2013 for the purpose of issuing new shares. The Company's stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, under Note 16 of “Notes to Consolidated Financial Statements.”
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
The Company has outstanding interest rate swap agreements with notional amounts totaling $27,000 to convert four variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 2.8 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.96%. The fair value of the derivatives was an unrealized loss of $2,556 at March 31, 2013 and an unrealized loss of $2,890 at March 31, 2012. The Company pledged $2,964 in cash under collateral arrangements as of March 31, 2013, to satisfy collateral requirements associated with these interest rate swap contracts.
The Company has borrower interest rate swap agreements with notional amounts totaling $26,211 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first nine months ended March 31, 2013 and 2012. Any amounts due to the Company are expected to be collected from the borrowers.  Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
During the first quarter of fiscal 2013, the Company terminated its five interest rate swap agreements with notional amounts totaling $35,000 which converted the variable-rate attributes of a pool of deposits into fixed-rate instruments. The Company recognized a charge of $1,456, which is included in other noninterest income in the financial statements. Comparatively, no gain or loss was recognized in net income for the nine months ended March 31, 2012 related to interest rate swaps.
No deferred net losses on interest rate swaps in other comprehensive loss as of March 31, 2013, are expected to be reclassified into net income during the current fiscal year. See Note 13 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized as of March 31, 2013.

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$8,610	$110	$—
Fair value hedge	Loans and leases receivable	8,991	—	(25)
Cash flow hedge	Accrued expenses and other liabilities	27,000	—	(2,556)
Non-designated derivatives	Accrued expenses and other liabilities	8,610	—	(110)
		$53,211	$110	$(2,691)
The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of March 31, 2013.

	Notional Value	Average Maturity (years)	Fair Value (Loss)	Receive	Pay
Liability conversion swaps	$27,000	2.8	$(2,556)	2.72%	5.96%
Loan interest rate swaps	26,211	8.7	(25)	2.15	4.58
	$53,211		$(2,581)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the amount of gains (losses) included in the income statement for the periods indicated:

		Three Months Ended		Nine Months Ended
		March 31,		March 31,
	Income Statement Location	2013	2012	2013	2012
Cash flow hedge	Other noninterest income	$—	$—	$(1,456)	$—

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of March 31, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$1,405	$1,212	$4,515	$3,368
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized gains (losses) on other securities	(593)	1,293	145	2,424
Reclassification adjustment:
Security (gains) recognized in earnings	(146)	(539)	(1,968)	(874)
Income tax (expense) benefit	281	(286)	693	(589)
Other comprehensive income (loss) on securities available for sale	(458)	468	(1,130)	961
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	223	391	521	(663)
Reclassification adjustment:
Hedge losses recognized in earnings	—	—	1,456	—
Income tax (expense) benefit	(76)	(149)	(734)	406
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	147	242	1,243	(257)
Total other comprehensive income (loss)	(311)	710	113	704
Comprehensive income	$1,094	$1,922	$4,628	$4,072
Cumulative other comprehensive gain (loss) balances as of the following dates were:

	March 31,	June 30,
	2013	2012
Unrealized gain on securities available for sale net of related tax effect of $937 and $1,630	$1,529	$2,659
Unrealized loss on defined benefit plan net of related tax effect of $828 and $828	(1,351)	(1,351)
Unrealized loss on cash flow hedging activities net of related tax effect of $869 and $1,603	(1,687)	(2,930)
	$(1,509)	$(1,622)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Estimated fair values of the Company's financial instruments are as follows:

March 31, 2013		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$22,974	$22,974	$22,974	$—	$—
Securities available for sale	419,195	419,195	12	419,183	—
Correspondent bank stock	7,519	7,519	—	7,519	—
Loans held for sale	8,510	8,510	—	8,510	—
Net loans and leases receivable	671,950	675,039	—	16,297	658,742
Accrued interest receivable	4,906	4,906	—	4,906	—
Servicing rights, net	10,799	10,799	—	—	10,799
Interest rate swap contracts	110	110	—	110	—
Financial liabilities
Deposits	897,215	899,241	—	—	899,241
Interest rate swap contracts	2,666	2,666	—	2,666	—
Borrowed funds	135,125	142,974	—	142,974	—
Subordinated debentures payable to trusts	27,837	31,949	—	—	31,949
Accrued interest payable and advances by borrowers for taxes and insurance	19,828	19,828	—	19,828	—

June 30, 2012		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$50,334	$50,334	$50,334	$—	$—
Securities available for sale	373,246	373,246	10	373,236	—
Correspondent bank stock	7,843	7,843	—	7,843	—
Loans held for sale	16,207	16,207	—	16,207	—
Net loans and leases receivable	673,138	677,139	—	12,314	664,825
Accrued interest receivable	5,431	5,431	—	5,431	—
Servicing rights, net	11,932	11,932	—	—	11,932
Interest rate swap contracts	65	65	—	65	—
Financial liabilities
Deposits	893,859	896,929	—	—	896,929
Interest rate swap contracts	4,598	4,598	—	4,598	—
Borrowed funds	142,394	151,370	—	151,370	—
Subordinated debentures payable to trusts	27,837	25,978	—	—	25,978
Accrued interest payable and advances by borrowers for taxes and insurance	14,664	14,664	—	14,664	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at March 31, 2013:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$3,503	$—	$3,503
Municipal bonds	—	11,925	—	11,925
Equity securities:
Federal Ag Mortgage	12	—	—	12
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	401,235	—	401,235
Securities available for sale	12	416,916	—	416,928
Interest rate swap contracts	—	110	—	110
Total assets	12	417,026	—	417,038
Interest rate swaps contracts	—	2,691	—	2,691
Total liabilities	$—	$2,691	$—	$2,691

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at March 31, 2013:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2013 Incurred Losses
Impaired loans	$—	$16,297	$4,169	$209
Mortgage servicing rights	—	—	10,799	750
Foreclosed real estate and other properties	—	—	382	47

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$4,169	Discounted cash flow	Discount rate	3.3% - 9.0% (6.5%)
			Principal loss probability	0.0% - 100.0% (30.1%)

		Collateral valuation	Discount from appraised value	0.0% - 75.0% (18.2%)
			Costs to sell	7.5%

Servicing rights, net	10,799	Discounted cash flow	Constant prepayment rate	15.8%
			Discount rate	9.0%

Foreclosed real estate and other properties	382	Collateral valuation	Costs to sell	10.0% - 10.5% (10.1%)
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
Executive Summary
The Company's net income for the first nine months of fiscal 2013 was $4.5 million, or $0.64 in diluted earnings per common share, compared to $3.4 million, or $0.48 in diluted earnings per common share, for the same period of fiscal 2012. This resulted in a return on average equity (i.e., net income divided by average equity) of 6.11% for the first nine months of fiscal 2013, compared to 4.72% for the same period of the prior fiscal year. For the same respective periods, the return on average assets (i.e., net income divided by average assets) was 0.51% compared to 0.37%.
Net interest income for the first nine months of fiscal 2013 was $21.6 million, a decrease of $4.0 million, or 15.5%, compared to the same period a year ago.  For the comparative time-frames, average interest-earning assets and average interest-bearing liabilities decreased 2.1% and 4.0%, respectively. The average yield on interest-earning assets decreased to 3.63% for the first nine months of fiscal 2013, compared to 4.31% a year ago, a decrease of 68 basis points, due primarily to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-

backed securities purchased at a premium. For the same period, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, decreased by 29 basis points to 0.56%, compared to 0.85% in the previous year.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the nine months ended March 31, 2013 was 2.68%, which is a decrease of 41 basis points from the same period of the prior fiscal year.  The margin declined primarily due to the decreases in yields associated with loans and the declining average balances of loans, when compared to the same period of the prior fiscal year. Conversely, investment securities average balances increased, but at lower rates of earnings when compared to loan interest rates. Deposit rates and resulting interest expense also declined to partially offset the decline in interest income. A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the interest-bearing liabilities, and the average balances for these categories decreased when compared to the same period of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Total loans increased by $5.0 million during the most recent quarter to $682.6 million at March 31, 2013, which is similar to the balance at June 30, 2012 of $683.7 million. Commercial real estate and agricultural lending opportunities have increased during the last three months, while strong underwriting standards remain in place. Residential mortgage loan originations continued year-over-year increased production with the majority of these loans sold into the secondary market. Refinancing of single family loans has contributed to a decline in the consumer home equity portfolio. We remain cautiously optimistic that the overall strength of the local economic recovery is reflected in increased lending activity, while also acknowledging that we continue to operate in uncertain national conditions. We believe that the operating environment has resulted in increased competition among financial institutions for loan demand from credit-worthy borrowers.
The allowance for loan and lease losses increased by $98,000 to $10.7 million at March 31, 2013, compared to June 30, 2012.  This resulted in a ratio of allowance for loan and lease losses to total loans and leases of 1.56% compared to 1.55% at June 30, 2012. The overall loan balances decreased by less than 1% during the first nine months of fiscal 2013, but the amount of loan balances from which the general reserve is calculated decreased by approximately 1.5%. The general reserve decreased due in part to the effects of the decrease in applicable loan balances, historical charge-off activity and management's assessment of environmental factors. During this time, recoveries exceeded charge-offs resulting in a net recovery of $270,000. The net recoveries exceeded the amounts added to the allowance for loan and lease losses and contributed to a net benefit for the provision for loan and lease losses of $172,000 for the first nine months of fiscal 2013. Total nonperforming assets at March 31, 2013 were $23.6 million as compared to $17.8 million at June 30, 2012.  The ratio of nonperforming assets to total assets increased to 1.97% at March 31, 2013, compared to 1.49% at June 30, 2012.  The overall increase in nonperforming assets from June 30, 2012 was primarily related to some continued difficulty in the dairy sector. Despite the increase in nonperforming assets, the Bank has $3.2 million less classified assets at March 31, 2013 when compared to June 30, 2012. The Company continues to pro-actively manage its problem assets which have been enhanced by improving conditions in the regional commercial and agricultural markets. The valuation allowance recorded in accordance with ASC 310 on identified impaired loans increased to $2.7 million at March 31, 2013, compared to $2.1 million at June 30, 2012, while the valuation allowance recorded in accordance with ASC 450 decreased by $490,000 due to the factors mentioned earlier. Approximately 58% of the valuation allowance on impaired loans relate to agricultural loans and, more specifically, 54% are within the dairy sector. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.
 Foreclosed real estate and other properties totaled $901,000 at March 31, 2013, compared to $1.6 million at June 30, 2012, or a decrease of $726,000. The balance at March 31, 2013 consists primarily of residential loans that were foreclosed and remained unsold at quarter end.
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
 Total deposits at March 31, 2013, were $897.2 million, an increase of $3.4 million from June 30, 2012. This increase was primarily due to the $50.6 million increase in core deposits and partially offset by a $46.6 million decrease of seasonal public fund balances. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits, which are one of the primary factors affecting the amount of interest expense paid, decreased to the average rate paid of 0.66% on interest-bearing deposits for the nine month period ended March 31, 2013, compared to 0.98% for the same period of the prior year.
 On April 29, 2013, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the third quarter of fiscal 2013.  The dividend will be paid on May 17, 2013, to stockholders of record on May 10, 2013.
 The total risk-based capital ratio of 16.42% at March 31, 2013, increased by 55 basis points from 15.87% at June 30, 2012.  Tier I capital increased 14 basis points to 9.80% at March 31, 2013 when compared to 9.66% at June 30, 2012. This continues to place the Bank in the “well-capitalized” category within financial institution regulation at March 31, 2013 and is consistent with the “well-capitalized” regulatory category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.
 Noninterest income was $10.8 million for the nine months ended March 31, 2013, compared to $9.8 million for the same period in the prior fiscal year, an increase of $1.0 million.  This increase was due to increases in gain on sale of loans and fees on deposits, but was partially offset by a decrease in net loan servicing income. The gain on sale of loans increased by $1.7 million due to increased volume of originated single-family loans. Deposit fees increased $393,000 to $4.9 million for the first nine months of fiscal 2013, as compared to the same period of the prior year. In the first quarter of fiscal 2013, $600,000 of nonrecurring vendor incentive fees were received related to a debit card brand change for customer accounts. Security gains totaled $2.0 million for the first nine months of fiscal 2013, which is an increase of $1.1 million compared to the same period of the prior year. The increases in security gains were offset by a decrease in other noninterest income of $1.6 million, primarily due to a first quarter nonrecurring charge related to the termination of hedging activity on deposit balances, for the nine months ended March 31, 2013. Net loan servicing income decreased $1.0 million to a net loss of $84,000 for the nine months ended March 31, 2013, due primarily to an increase in net impairment provisions and amortization expenses of $420,000 and $374,000, respectively, when compared to the same period of the prior year. These reductions in servicing income were primarily the result of higher prepayment speeds calculated within the servicing portfolio which have resulted from the low interest rate environment. During the most recent quarter, prepayment speeds declined, which contributed to an impairment provision benefit and a reduction in amortization when compared to December 31, 2012.
Noninterest expense was $25.8 million for the nine months ended March 31, 2013, as compared to $27.5 million for the same period of the prior fiscal year, a decrease of $1.7 million, or 6.2%.  The decrease was attributed primarily to decreases in compensation and employee benefits of $559,000 and professional fees of $801,000. In addition, FDIC insurance and occupancy and equipment expenses decreased a total of $292,000. Compensation costs decreased due to a reduced number of average full-time equivalents (“FTE's”) for the first nine months of fiscal 2013 compared to the same period in the prior fiscal year, while employee benefits decreased due to reduced levels of utilization of the self-insurance health care plan. Professional fees have declined on a year-over-year basis due to the resolution of certain employment, regulatory and governance matters the Company faced in the first and second quarter of fiscal 2012. FDIC insurance decreased due to lower modified rates assessed, which may fluctuate based on asset quality, financial performance and other factors. Occupancy and equipment decreased when compared to the same period of the prior year because of the efficiency initiatives taken in the second through fourth quarters of fiscal 2012 which reduced the number of branches by consolidating six branches with other nearby branches to improve operating efficiencies.
During the prior fiscal year, the Company was informed by the South Dakota Housing Development Authority (“SDHDA”) that a change in business model was necessary for SDHDA to continue to meet the financing needs of its single family mortgage program in South Dakota. This change would include the development of a new bond resolution, to support a mortgage-backed securities program. As such, a request for proposal for a master servicer with a two year commitment period was provided to interested parties, and the Company was informed that a new master servicer would begin effective April 1, 2012. This change in business model terminated the new flow of servicing assets from SDHDA to the Company beginning in the fourth quarter of fiscal 2012. The Company does not expect this event to have a material impact on the fiscal 2013 income statement. The single family mortgage segment of the Company's SDHDA servicing portfolio is expected to decrease in value over time, as principal is reduced, which may be offset by increases to the Fannie Mae servicing portfolio balances through new origination activity. The Company continues to evaluate potential acquisition of servicing assets dependent upon market conditions and characteristics desirable by the Company, which may include bidding as the master servicer for SDHDA after the initial two year commitment is complete.
On November 12, 2009, the FDIC Board approved a rule requiring prepayment of the quarterly assessments for the fourth quarter of calendar year 2009 and the entire calendar years of 2010, 2011, and 2012.  On December 30, 2009, the Company paid $4.9 million, which was recorded as a prepaid asset and is being proportionally expensed as each quarter elapses. At March 31, 2013, the remaining balance recorded as a prepaid asset was $855,000. The prepaid assessment credit program ended with the 13th and final credit application on the March 29, 2013 quarterly deposit insurance invoice. Refunds of any unused prepaid assessment credits will be issued on the June 28, 2013 invoice. Effective for each of the first three quarters of fiscal 2013, the FDIC insurance assessment rate was modified and reduced due to the Bank's asset quality ratios and earnings as compared to risk weighted assets. As a result, FDIC insurance decreased by $190,000, to $606,000 for the nine months ended March 31, 2013 compared to the same period in the prior fiscal year.
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
Financial Condition Data
At March 31, 2013, the Company had total assets of $1.20 billion, an increase of $4.6 million from the level at June 30, 2012. Total investment securities available for sale and cash and cash equivalents increased a combined $18.6 million, while loans held for sale and net loans and leases receivable decreased $7.7 million and $1.2 million, respectively. Total liabilities increased by $2.0 million primarily due to an increase in deposits of $3.4 million and advances to borrowers for taxes and insurance of $5.6 million, but were partially offset by a decrease in advances from the FHLB and other borrowings of $7.3 million. Stockholders' equity increased by $2.6 million since June 30, 2012, primarily due to net income and a decrease in accumulated other comprehensive loss, which were partially offset by the payment of dividends.
The securities available for sale increased by $45.9 million due primarily to the purchase of securities during the second and third quarters. Total proceeds on the sale of securities during the fiscal year were $91.4 million for a net gain of $2.0 million. The decrease in net loans and leases receivable, which excludes loans in process and deferred fees, was $1.2 million due to the decrease in loan balances of $1.1 million and the increase in the allowance for loan and lease losses of $98,000. Commercial real estate and agricultural loans increased a total of $25.3 million since June 30, 2012, while residential, commercial and consumer loans decreased a total of $26.4 million.
Loans held for sale decreased $7.7 million, primarily due to timing of mortgage financing activity sold to secondary market investors and the resulting amount of one-to four-family loans held at March 31, 2013.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits increased $3.4 million, to $897.2 million at March 31, 2013, due primarily to the increase in core deposit accounts, exclusive of public funds and out-of-market certificates of deposits, and partially offset by a decrease in seasonal public fund balances. Core deposits increased $50.6 million, or 7.2% since June 30, 2012, while public fund deposit balances decreased $46.6 million. Advances from the FHLB and other borrowings decreased $7.3 million, to $135.1 million at March 31, 2013 as compared to June 30, 2012, due to reduced funding needs.
Stockholders' equity increased $2.6 million at March 31, 2013 when compared to June 30, 2012. Increases in stockholders' equity were derived from net income of $4.5 million, and a net decrease in accumulated other comprehensive loss of $113,000. These increases to equity were partially offset by the payment of cash dividends of $2.4 million.
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

	Three Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$687,223	$8,082	4.77%	$743,977	$9,833	5.32%
Investment securities(2)(3)	415,936	1,508	1.47	356,436	1,124	1.27
Correspondent bank stock	7,417	53	2.90	8,068	60	2.99
Total interest-earning assets	1,110,576	$9,643	3.52%	1,108,481	$11,017	4.00%
Noninterest-earning assets	79,912			84,723
Total assets	$1,190,488			$1,193,204
Interest-bearing liabilities:
Deposits:
Checking and money market	$380,004	$241	0.26%	$334,647	$469	0.56%
Savings	118,408	70	0.24	133,518	90	0.27
Certificates of deposit	268,814	800	1.21	297,306	1,105	1.49
Total interest-bearing deposits	767,226	1,111	0.59	765,471	1,664	0.87
FHLB advances and other borrowings	132,781	1,029	3.14	147,401	1,108	3.02
Subordinated debentures payable to trusts	27,837	403	5.87	27,837	500	7.22
Total interest-bearing liabilities	$927,844	$2,543	1.11%	$940,709	$3,272	1.40%
Noninterest-bearing deposits	130,687			125,909
Other liabilities	32,987			31,057
Total liabilities	1,091,518			1,097,675
Equity	98,970			95,529
Total liabilities and equity	$1,190,488			$1,193,204
Net interest income; interest rate spread(4)		$7,100	2.41%		$7,745	2.60%
Net interest margin(4)(5)			2.59%			2.81%
Net interest margin, TE(6)			2.64%			2.84%

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended March 31, 2013 and 2012 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

	Nine Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$696,667	$25,892	4.95%	$792,551	$32,513	5.46%
Investment securities(2)(3)	386,484	3,668	1.26	313,159	3,407	1.45
Correspondent bank stock	7,627	158	2.76	8,201	184	2.99
Total interest-earning assets	1,090,778	$29,718	3.63%	1,113,911	$36,104	4.31%
Noninterest-earning assets	81,219			83,472
Total assets	$1,171,997			$1,197,383
Interest-bearing liabilities:
Deposits:
Checking and money market	$357,910	$889	0.33%	$323,823	$1,532	0.63%
Savings	113,678	215	0.25	125,585	250	0.26
Certificates of deposit	273,610	2,612	1.27	323,466	3,910	1.61
Total interest-bearing deposits	745,198	3,716	0.66	772,874	5,692	0.98
FHLB advances and other borrowings	137,177	3,128	3.04	147,918	3,389	3.05
Subordinated debentures payable to trusts	27,837	1,256	6.01	27,837	1,435	6.86
Total interest-bearing liabilities	$910,212	$8,100	1.19%	$948,629	$10,516	1.48%
Noninterest-bearing deposits	131,603			122,153
Other liabilities	31,677			31,644
Total liabilities	1,073,492			1,102,426
Equity	98,505			94,957
Total liabilities and equity	$1,171,997			$1,197,383
Net interest income; interest rate spread(4)		$21,618	2.44%		$25,588	2.83%
Net interest margin(4)(5)			2.64%			3.06%
Net interest margin, TE(6)			2.68%			3.09%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the nine months ended March 31, 2013 and 2012 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net interest income	$7,100	$7,745	$21,618	$25,588
Taxable equivalent adjustment	118	83	312	285
Adjusted net interest income	7,218	7,828	21,930	25,873
Average interest-earning assets	1,110,576	1,108,481	1,090,778	1,113,911
Net interest margin, TE	2.64%	2.84%	2.68%	3.09%

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2013 vs 2012			2013 vs 2012
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$(777)	$(974)	$(1,751)	$(3,944)	$(2,677)	$(6,621)
Investment securities(2)	183	201	384	806	(545)	261
Correspondent bank stock	(5)	(2)	(7)	(13)	(13)	(26)
Total interest-earning assets	$(599)	$(775)	$(1,374)	$(3,151)	$(3,235)	$(6,386)
Interest-bearing liabilities:
Deposits:
Checking and money market	$61	$(289)	$(228)	$161	$(804)	$(643)
Savings	(11)	(9)	(20)	(25)	(10)	(35)
Certificates of deposit	(110)	(195)	(305)	(602)	(696)	(1,298)
Total interest-bearing deposits	(60)	(493)	(553)	(466)	(1,510)	(1,976)
FHLB advances and other borrowings	(116)	37	(79)	(251)	(10)	(261)
Subordinated debentures payable to trusts	—	(97)	(97)	—	(179)	(179)
Total interest-bearing liabilities	$(176)	$(553)	$(729)	$(717)	$(1,699)	$(2,416)

Net interest income decrease	$(423)	$(222)	$(645)	$(2,434)	$(1,536)	$(3,970)
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, an impairment valuation of $1.6 million has been recorded for temporary impairment at March 31, 2013 of which $750,000 was recorded during fiscal 2013.
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
The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At March 31, 2013, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased $5.8 million during the fiscal year to $23.6 million at March 31, 2013. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 1.97% at March 31, 2013, from 1.49% at June 30, 2012.
Nonaccruing loans and leases increased to $22.5 million at March 31, 2013 compared to $16.1 million at June 30, 2012. Included in nonaccruing loans and leases at March 31, 2013 were three loans totaling $448,000 secured by one- to four-family real estate, six commercial business loans totaling $4.2 million, eight commercial real estate loans totaling $1.2 million, six agricultural real estate loans totaling $11.2 million, seven agricultural business loans totaling $4.6 million, and 12 consumer loans totaling $798,000.
Accruing loans and leases delinquent more than 90 days increased $59,000, to $166,000 at March 31, 2013 compared to $107,000 at June 30, 2012. Included in accruing loans and leases delinquent more than 90 days at March 31, 2013 were two loans aggregating $165,000 secured by one-to four-family real estate which have a weighted average loan to value ratio of 88.2% at March 31, 2013 and remain in accruing status due to the government guarantees on the loans.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $22.7 million, an increase of $6.5 million from the levels at June 30, 2012. Approximately two-

thirds of the nonperforming loans at March 31, 2013 were comprised of dairy operations which is similar to the percentage at June 30, 2012. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
As of March 31, 2013, the Company had $901,000 of foreclosed assets. The balance of foreclosed assets consisted of $882,000 in single-family residences and $19,000 in consumer vehicles.
At March 31, 2013, the Company had designated $39.7 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $589,000 of unused lines of credit for those borrowers that have classified assets. At March 31, 2013, the Company had $12.8 million in commercial real estate and commercial business loans purchased, of which none of the amounts were classified at March 31, 2013. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the March 31, 2013, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at March 31, 2013 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	March 31, 2013	June 30, 2012
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$448	$31
Commercial business	4,225	1,813
Equipment finance leases	—	17
Commercial real estate	1,202	1,254
Multi-family real estate	27	32
Agricultural real estate	11,193	11,185
Agricultural business	4,648	1,169
Consumer direct	10	3
Consumer home equity	788	569
Consumer indirect	—	2
Total	22,541	16,075
Accruing loans and leases delinquent more than 90 days:
One- to four-family	165	107
Consumer OD & reserve	1	—
Total	166	107
Foreclosed assets:
One- to four-family	882	1,515
Agricultural real estate	—	109
Consumer direct	19	3
Total(1)	901	1,627
Total nonperforming assets(2)	$23,608	$17,809
Ratio of nonperforming assets to total assets(3)	1.97%	1.49%
Ratio of nonperforming loans and leases to total loans and leases(4)	3.33%	2.37%
Accruing troubled debt restructures	$1,037	$1,213
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total assets of the Company and its direct and indirect subsidiaries on a consolidated basis.

(4)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Nine Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Balance at beginning of period	$10,566	$14,315
Charge-offs:
One- to four-family	(1)	(100)
Commercial business	(14)	(1,011)
Equipment finance leases	(20)	(42)
Commercial real estate	(7)	(941)
Agricultural real estate	(21)	(1,536)
Agricultural business	(374)	(2,954)
Consumer direct	(64)	(55)
Consumer home equity	(521)	(592)
Consumer OD & reserve	(172)	(163)
Consumer indirect	(25)	(27)
Total charge-offs	(1,219)	(7,421)
Recoveries:
One- to four-family	20	10
Commercial business	282	27
Equipment finance leases	7	58
Commercial real estate	—	32
Agricultural real estate	232	53
Agricultural business	744	456
Consumer direct	15	4
Consumer home equity	58	22
Consumer OD & reserve	79	56
Consumer indirect	52	22
Total recoveries	1,489	740
Net recoveries (charge-offs)	270	(6,681)
Additions charged to operations	(172)	2,906
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$10,664	$10,540
Ratio of net (recoveries) charge-offs during the period to average loans and leases outstanding during the period (2)	(0.05)%	1.12%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.56%	1.48%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	46.96%	48.11%
_____________________________________

(1)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the nine months ended March 31, 2013 and 2012 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	March 31, 2013		June 30, 2012
	(Dollars in Thousands)
Residential	$289	$42	$320	$27
Commercial business	842	960	977	—
Commercial real estate	2,006	57	1,989	74
Agricultural	2,729	1,571	2,505	1,988
Consumer	2,091	77	2,656	30
Total	$7,957	$2,707	$8,447	$2,119

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	March 31, 2013			June 30, 2012
	(Dollars in Thousands)
Residential	3	$337	$42	1	$214	$27
Commercial business	5	4,228	960	5	1,813	—
Commercial real estate	9	1,423	57	5	1,554	74
Agricultural	15	16,389	1,571	16	12,964	1,988
Consumer	12	796	77	1	121	30
Total	44	$23,173	$2,707	28	$16,666	$2,119

The allowance for loan and lease losses was $10.7 million at March 31, 2013, as compared to $10.6 million at June 30, 2012. This increase is attributable to the specific valuation allowance increase of $588,000 to $2.7 million, which is directly attributed to specific impaired loans, and was partially offset by a decrease in the general valuation allowance of $490,000 due to fluctuations in historical losses and environmental factors. The majority of the specific valuation allowance continues to be related to the agricultural portfolio segment. The ratio of the allowance for loan and lease losses to total loans and leases was 1.56% at March 31, 2013, compared to 1.55% at June 30, 2012. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At March 31, 2013, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $77,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Form 10-K for the year ended June 30, 2012, for a description of the Company's policy regarding the provision for losses on loans and leases.
Comparison of the Three Months Ended March 31, 2013 and March 31, 2012
General.    The Company's net income was $1.4 million or $0.20 for basic and diluted earnings per common share for the quarter ended March 31, 2013, a $193,000 increase in net income compared to $1.2 million or $0.17 for basic and diluted earnings per common share, respectively, compared to the same quarter of the prior year. The third quarter of fiscal 2013 resulted in a return on average equity (i.e., net income divided by average equity) of 5.76%, compared to 5.10% in the same quarter of the prior year. For the quarter ended March 31, 2013, the return on average assets (i.e., net income divided by average assets) was 0.48% compared to 0.41% in the prior year's quarter. As discussed in more detail below, the increases were due to a variety of key factors, including an increase in noninterest income of $648,000, a decrease in the provision for losses on loans and leases of $264,000, and a decrease in noninterest expense of $148,000. These were partially offset by a decrease in net interest income of $645,000, and an increase in income taxes of $222,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $9.6 million for the quarter ended March 31, 2013, as compared to $11.0 million for the same quarter of the prior year, a decrease of $1.4 million or 12.5%. Interest earned on loans and leases receivable totaled $8.1 million for the quarter which is a decrease of $1.8 million, when compared to the same quarter of the prior fiscal year. The average balance of loans and leases receivable decreased from $744.0 million for the quarter ended March 31, 2012, to $687.2 million for the quarter ended March 31, 2013, while the average yield was 4.77%, a decrease of 55 basis points from 5.32% in the same quarter of the prior year. The decrease in interest earned on loans and leases receivable was partially offset by an increase of $377,000 in interest earned on investment securities and interest-earning deposits, which totaled $1.6 million for the current quarter. The average balance of investment securities increased by $59.5 million to $415.9 million for the quarter ended March 31, 2013, compared to the same period of the prior year. In addition, the average yield increased 20 basis points to 1.47%. Overall, the average balance of total interest-earning assets increased by 0.2%, but resulted in a decrease of overall interest and dividends of $599,000 because of the change of mix in average interest-earning assets. The average yield on interest-earning assets decreased 48 basis points, resulting in a decrease to overall interest and dividend income of $775,000.
Interest Expense.    Interest expense was $2.5 million for the quarter ended March 31, 2013, as compared to $3.3 million for the same quarter of the prior year, a decrease of $729,000 or 22.3%. While a $60,000 decrease in interest expense was the result of a 0.2% increase in the average balance of deposits and due to a change in the mix of deposit products, a $493,000 decrease in interest expense was the result of a decrease in average deposit rates of 28 basis points. The average rate on interest-bearing deposits was 0.59% for the quarter ended March 31, 2013, as compared to 0.87% for the prior year's third quarter. Interest expense on deposits was reduced by $201,000 for the three months ended March 31, 2013 as compared to the same quarter of the prior year due to the termination of deposit swaps in the first quarter of fiscal 2013, which helped reduce the average rate paid on deposits. A $116,000 decrease in interest expense was the result of a 9.9% decrease in the average balance of FHLB advances and other borrowings, and was partially offset by a $37,000 increase in interest expense resulting from an increase in the average rate paid on remaining advances. A savings on interest expense due to hedging arrangements on the subordinated debentures was realized when forward-starting swap arrangements became effective during the second quarter of fiscal 2013. The savings generated due to the decrease in the average effective rate paid on the subordinated debentures was $97,000 when comparing the interest expense from the current quarter to the same quarter of the prior year.
Net Interest Income.    The Company's net interest income for the quarter ended March 31, 2013, decreased $645,000 or 8.3%, to $7.1 million as compared to the prior fiscal year's third quarter. The decrease in net interest income was due primarily to the impact of declining average balances of loans and leases receivable in excess of the combination of increasing average balances of investment securities and declining average balances of interest-bearing liabilities. Net interest income decreased by $777,000 due to the declining average balance of loans and leases receivable, but was partially offset by $359,000 due to increased income for investment securities and decreased expense for interest-bearing liabilities. Average balance changes in assets and liabilities impacted net interest income by a net reduction of $423,000 when comparing the current quarter to the same quarter of the prior year. The decrease in net interest income due to interest rate changes was $222,000. This reduction in net interest income due to rate, was primarily due to lesser rates earned on loans and leases receivable of $974,000 and partially offset by increases to rates earned on investments securities and decreases to rates paid on interest-bearing liabilities of $201,000 and $553,000, respectively. The Company's net interest margin on a fully taxable equivalent basis was 2.64% for the quarter ended March 31, 2013, as compared to 2.84% for the prior year's quarter. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
Provision for Losses on Loans and Leases.    The allowance for loan and lease losses is maintained at a level which is believed by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of the loans and leases and prior loan and lease loss experience. The evaluation takes into consideration such factors as changes in the nature and balances of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense. See "Asset Quality" above for further discussion.
Provision for losses on loans and leases decreased to $0 for the quarter ended March 31, 2013, as compared to $264,000 in the prior year's quarter. The decrease in the provision is due in part to a decline in loan balances during the past 12 months, the minimal amount of net charge-offs recorded during the quarter, and a decrease in classified assets. Net charge-offs decreased from $745,000 in the third quarter of fiscal 2012 to $116,000 during the third quarter of fiscal 2013. Nonperforming assets decreased by $909,000, or 3.7%, to $23.6 million at March 31, 2013 when compared to March 31, 2012. Dairy-related credits within the agricultural sector remain the largest segment within nonperforming assets at March 31, 2013.
The allowance for losses on loans and leases at March 31, 2013 was $10.7 million. The allowance increased from the March 31, 2012 balance of $10.5 million due to an increase in the specific valuation recorded on impaired loans and partially offset by a decrease in the general allowance due to the decrease in overall loans and adjusted for changes in environmental factors and loan loss history. The ratio of allowance for loan and lease losses to nonperforming loans and leases at March 31, 2013, was 46.96% compared to 48.11% at March 31, 2012. The allowance for loan and lease losses to total loans and leases at March 31, 2013, was 1.56% compared to 1.48% at March 31, 2012. The Bank's management believes that the March 31, 2013, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $3.7 million for the quarter ended March 31, 2013, as compared to $3.0 million for the quarter ended March 31, 2012, which represents an increase of $648,000 or 21.5%. For the third quarter of fiscal 2013, the increase over the prior fiscal year's quarter was primarily due to an increase in net gain on sale of loans and net loan servicing income of $480,000 and $398,000, respectively. These increases in income were partially offset by a decrease in gain on sale of securities of $393,000 when comparing the third quarter of fiscal 2013 to the same quarter of fiscal 2012. In addition, the prior year's third quarter included $233,000 of charges against income due to the loss on the disposal of closed-branch fixed assets. In the third quarter of the current fiscal year, other noninterest income includes a charge of $83,000 due to the sale of land that was held for possible future expansion, which was determined to be no longer needed.
Net gain on the sale of loans totaled $1.2 million, an increase of $480,000 for the three months ended March 31, 2013, as compared to the prior fiscal year's quarter. Increased loan origination activity generated from the low interest rate environment primarily accounted for the increase in gains from the same quarter of the prior year.
Loan servicing income increased by $398,000 to $406,000 for the third quarter of fiscal 2013 primarily due to a valuation allowance benefit recaptured in March 2013 of $220,000 compared to a provision recorded of $330,000 in March 2012. Amortization expense for the third quarter of fiscal 2013 was $627,000, or an increase of $91,000 when compared to the third quarter of fiscal 2012. This increase in expense partially reduced the amount of income increases for loan servicing. For the quarter, the valuation allowance adjustment partially reversed the prior quarters' allowance recorded and increased the carrying value of the capitalized portfolio asset to the estimated fair value of the capitalized asset, as required by GAAP. An assessment of prepayment speeds for the portfolio contributed to the valuation allowance decrease since the prior quarter, but the levels of prepayment speeds are higher than a year ago which increased the amount of amortization expense as compared to the prior year's quarter.
Net gain on the sale of securities totaled $146,000, a decrease of $393,000 for the three months ended March 31, 2013, as compared to the prior fiscal year's quarter. Investment securities sold in the third quarter of fiscal 2012 were $31.7 million compared to $18.4 million for the quarter ended March 31, 2013.
Noninterest Expense.    Noninterest expense was $8.5 million for the quarter ended March 31, 2013, as compared to $8.7 million for the quarter ended March 31, 2012, a decrease of $148,000, or 1.7%. Decreases in marketing and community investment of $217,000 and foreclosed real estate and other properties of $121,000 were primary factors in the decrease for the quarter as compared to the same quarter a year ago. In addition, FDIC insurance and professional fees decreased by $66,000 and $76,000, respectively. Compensation and employee benefits offset some of the decrease in noninterest expense due to an increase of $348,000 during the third quarter of fiscal 2013 compared to the same period of fiscal 2012.

Marketing and community investment decreased $217,000 to $106,000 for the quarter ended March 31, 2013. A customer reward program was primarily responsible for the decrease in overall expense when compared to the third quarter of fiscal 2012. The reward program accrues points and related reward costs as a marketing expense. During the third quarter of fiscal 2013, unregistered and expired reward points were terminated and resulted in the recapture of $120,000. In addition, point accruals were reduced from the prior years' levels and a total of $202,000 of total costs were saved in the third quarter of fiscal 2013 when compared to the same quarter of fiscal 2012. Advertising and community investments were similar to the amounts reported in the same quarter of the prior year.
Net foreclosed real estate and other property expense decreased by $121,000 to $16,000 for the three months ended March 31, 2013 compared to the same period in the prior fiscal year. The decrease was due primarily to a decrease in foreclosure activity of single family real estate during the current quarter as compared to the third quarter of fiscal 2012.
FDIC insurance decreased by $66,000, to $195,000 for the three months ended March 31, 2013 compared to the same period in the prior fiscal year. During the first three quarters of fiscal 2013, the FDIC insurance assessment rate, which is based upon Bank performance ratios, was modified to lesser amounts. The cumulative effects of the reduced assessment rates since March 31, 2012 resulted in the comparative decrease.
Professional fees were $484,000 for the third quarter of fiscal 2013, which is a decrease of $76,000, or 13.6%, from the third quarter of fiscal 2012. This decrease was due primarily to the resolution of certain employment, regulatory, and governance matters which had contributed to higher costs in the prior year's quarter.
Compensation and employee benefits were $5.3 million for the quarter ended March 31, 2013, an increase of $348,000, or 7.1% when compared to the quarter ended March 31, 2012. The primary factors for the increase over the prior year's quarter were performance-based incentive pay related to employee performance outcomes and mortgage commissions of $413,000 and $163,000, respectively. Partially offsetting these increases, salaries and wages decreased $230,000 or 6.6% for the third quarter of fiscal 2013, when compared to the same period of fiscal 2012. This decrease was due primarily to a reduction of FTE's from 311 at December 31, 2011, to 298 FTE's at March 31, 2013. In addition, health insurance costs decreased by $138,000 to $300,000 for the quarter ending March 31, 2013.
Income tax expense.    The Company's income tax expense for the quarter ended March 31, 2013 increased to $802,000 compared to $580,000 for the same period of the prior fiscal year. The effective tax rates were 36.3% and 32.4% for the quarter ended March 31, 2013 and 2012, respectively. The current quarter's tax rate is higher than anticipated due to tax adjustments recorded for nonrecurring income items and state tax expenses.
Comparison of the Nine Months Ended March 31, 2013 and March 31, 2012
General.    The Company's net income was $4.5 million or $0.64 for basic and diluted earnings per common share for the nine months ended March 31, 2013, a $1.1 million increase in net income compared to $3.4 million or $0.48 for basic and diluted earnings per common share, respectively, for the same period of the prior year. For the first nine months of fiscal 2013 the return on average equity (i.e., net income divided by average equity) was 6.11%, compared to 4.72% in the same period of the prior year. The return on average assets (i.e., net income divided by average assets) was 0.51% compared to 0.37% for the same respective periods. As discussed in more detail below, the increases were due to a variety of key factors, including a decrease in the provision for losses on loans and leases of $3.1 million, a decrease in noninterest expense of $1.7 million and an increase in noninterest income of $1.0 million, partially offset by a decrease in net interest income of $4.0 million and an increase in income taxes of $693,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $29.7 million for the nine months ended March 31, 2013, as compared to $36.1 million for the same period of the prior year, a decrease of $6.4 million or 17.7%. Interest earned on loans and leases receivable totaled $25.9 million for the first nine months of fiscal 2013 which is a decrease of $6.6 million, when compared to the same period of the prior fiscal year. The average balance of loans and leases receivable decreased from $792.6 million for the first nine months of fiscal 2013, to $696.7 million for the same period in fiscal 2012, while the average yield declined by 51 basis points to 4.95%, during the same period comparison. The decrease in interest earned on loans and leases receivable was partially offset by an increase of $261,000 in interest earned on investment securities and interest-earning deposits, which totaled $3.7 million for the nine month period ended March 31, 2013. The average balance of investment securities increased by $73.3 million to $386.5 million for the three quarters ended March 31, 2013, compared to the same period of the prior year. This increase in income due to increased average balances was partially offset by a decrease in the average yield of 19 basis points to 1.26%, due in part to a larger allocation of liquid balances held at the Federal Reserve Bank earning 25 basis points. The average balance of total interest-earning assets decreased by 2.1%, resulting in a decrease to interest and dividends of $3.2 million, while the average yield on interest-earning assets decreased 68 basis points, resulting in a decrease to interest and dividend income of $3.2 million.

Interest Expense.    Interest expense was $8.1 million for the nine months ended March 31, 2013, as compared to $10.5 million for the same period of the prior year, a decrease of $2.4 million or 23.0%. While a $466,000 decrease in interest expense was the result of a 3.6% decrease in the average balance of deposits, a $1.5 million decrease in interest expense was the result of a decrease of 32 basis points in average deposit rates paid. The average rate on interest-bearing deposits was 0.66% for the nine months ended March 31, 2013, as compared to 0.98% for the same period of the prior year. The average balance of deposits decreased $27.7 million, with additional interest expense savings realized through a portion of maturing certificates of deposits balances being retained into lower cost checking and money market accounts. Interest expense on deposits was reduced by $476,000 for the nine months ended March 31, 2013 as compared to the same period of the prior year due to the termination of deposit swaps in the first quarter of fiscal 2013, which helped reduce the average rate paid on deposits. A $251,000 decrease in interest expense was the result of a decrease in average balances for FHLB advances and other borrowings. Reduced costs for interest expense due to hedging arrangements on the subordinated debentures were realized when these forward-starting swap arrangements became effective during the second quarter of fiscal 2013. The savings generated due to the lower rates paid on the subordinated debentures was $179,000 when comparing the interest expense for the first nine months of fiscal 2013 to the same period in fiscal 2012.
Net Interest Income.    The Company's net interest income for the nine months ended March 31, 2013, decreased $4.0 million or 15.5%, to $21.6 million as compared to the prior fiscal year's first nine months. The decrease in net interest income was due primarily to the decrease in the average loan balances and the declining average rates on the loans, which exceeded the savings realized from the decrease in the average deposit balances and the declining average rates paid on deposits. The decrease in average loan balances reduced net interest income by $3.9 million, while the increase in average balances of investment securities and the decrease in average balances of deposits combined to partially offset the loan interest decrease by $806,000 and $466,000, respectively. The decrease in overall net interest income due to the declining rates received from interest-earning assets in excess of the declining rates paid on interest-bearing liabilities totaled $1.5 million. The Company's net interest margin on a fully taxable equivalent basis was 2.68% for the nine months ended March 31, 2013, as compared to 3.09% for the prior year's period. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
Provision for Losses on Loans and Leases.    The allowance for loan and lease losses is maintained at a level which is believed by management to be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on an evaluation of the collectability of the loans and leases and prior loan and lease loss experience. The evaluation takes into consideration such factors as changes in the nature and balance of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan and lease losses is established through a provision for losses on loans and leases charged to expense. See "Asset Quality" above for further discussion.
Provision for losses on loans and leases decreased $3.1 million, to a net benefit of $172,000 for the nine months ended March 31, 2013, as compared to $2.9 million for the same period in the prior year. The decrease in the provision is due in part to declining loan balances, a decrease in classified assets and the amount of overall net recoveries recorded during fiscal 2013. Net recoveries totaled $270,000 for the first nine months of fiscal 2013 compared to a net charge-off total of $6.7 million in the first nine months of fiscal 2012, as management continued a proactive approach to resolving problem assets. Nonperforming assets increased by $909,000, or 3.7%, to $23.6 million at March 31, 2013 when compared to March 31, 2012. Dairy-related credits within the agricultural sector remain the largest segment within the nonperforming assets for March 31, 2013.
The allowance for losses on loans and leases at March 31, 2013 was $10.7 million. The allowance increased from the March 31, 2012 balance of $10.5 million due to the increase in valuation allowance recorded on impaired loans. This increase is partially offset by the decrease in the allowance resulting from the decrease in overall loans and adjusted for changes in environmental factors and loan loss history. The ratio of allowance for loan and lease losses to nonperforming loans and leases at March 31, 2013, was 46.96% compared to 48.11% at March 31, 2012. The allowance for loan and lease losses to total loans and leases at March 31, 2013, was 1.56% compared to 1.48% at March 31, 2012. The Bank's management believes that the March 31, 2013, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $10.8 million for the nine months ended March 31, 2013, as compared to $9.8 million for the same period of the prior fiscal year, which represents an increase of $1.0 million or 10.5%. This increase was primarily due to an increase in the net gain on sale of loans and securities of $1.7 million and $1.1 million, respectively, and an increase in fees on deposits of $393,000. These increases were partially offset by a decrease in net loan servicing income of $1.0 million and a decrease in other noninterest income of $1.6 million. In the first quarter of fiscal 2013, interest rate swap contracts on deposits were terminated which resulted in a one-time charge of $1.5 million and was reported as a reduction to other noninterest income.

Net gain on the sale of loans totaled $3.6 million, an increase of $1.7 million for the nine months ended March 31, 2013, as compared to the same period of the prior fiscal year. Increased loan origination activity generated from the low interest rate environment primarily accounted for the increase in gains in this comparison.
Net gain on the sale of securities totaled $2.0 million, an increase of $1.1 million for the nine months ended March 31, 2013, as compared to the same period of the prior fiscal year. The Company received proceeds of $91.4 million for net gains of $2.0 million for the first nine months of fiscal 2013 as compared to proceeds received of $50.6 million for net gains of $874,000 for the first nine months of fiscal 2012.
Fees on deposits increased $393,000, or 8.7% to $4.9 million for the nine months ended March 31, 2013, as compared to the same period of the prior year. Deposit fees included $600,000 of nonrecurring vendor incentive fees related to a debit card vendor transition, which was received in the first quarter of fiscal 2013. Partially offsetting this increase were decreases in customer overdraft fee income of $128,000, or 7.1%, and service charge income of $40,000, or 8.0%, when compared to the same period of the prior year.
Loan servicing income decreased by $1.0 million to a net expense of $84,000 for the first nine months of fiscal 2013 primarily due to valuation allowances recorded of $420,000 and increased amortization expense of $374,000. The valuation allowance adjustments reduced the carrying value of the capitalized portfolio asset to the estimated fair value of the capitalized asset, as required by GAAP. An assessment of prepayment speeds within the portfolio contributed to the valuation allowance increase, which also increased the amount of amortization expense as compared to the same period of the prior year.
Noninterest Expense.    Noninterest expense was $25.8 million for the nine months ended March 31, 2013, compared to $27.5 million for the nine months ended March 31, 2012, a decrease of $1.7 million, or 6.2%. Decreases in compensation and employee benefits and professional fees of $559,000 and $801,000, respectively, were the primary factors of the decrease in noninterest expense. In addition, occupancy and equipment, marketing and community investment, and FDIC insurance decreased by $102,000, $309,000, and $190,000, respectively. These decreases were partially offset by an increase in foreclosed real estate and other properties expense of $103,000.
Compensation and employee benefits were $15.0 million for the nine months ended March 31, 2013, a decrease of $559,000, or 3.6% when compared to the same period ended March 31, 2012. Salaries and wages decreased $1.4 million or 12.6% for the first nine months of fiscal 2013, when compared to the same period of fiscal 2012. This decrease was due primarily to a reduction of average FTE's from 327 for the nine month period ended March 31, 2012, to 300 average FTE's for the same period ended March 31, 2013. In addition, health and insurance benefits decreased by $387,000 due to reduced utilization of the health plan's benefits when compared to the same period of the prior year. Partially offsetting these decreases, performance-based incentive pay increased $901,000 due to an increase in employee performance outcomes and mortgage commissions paid for the first nine months of fiscal 2013 as compared to the same period of the prior fiscal year.
Professional fees were $1.7 million for the first nine months of fiscal 2013, which is a decrease of $801,000, or 32.5%, from the period of fiscal 2012. This decrease was due primarily to the resolution of certain employment, regulatory, and governance matters which had contributed to higher costs in the first nine months of the prior fiscal year.
Occupancy and equipment decreased $102,000 or 3.1%, to $3.2 million for the nine months ended March 31, 2013 when compared to the prior year. Rent and depreciation expense decreased $181,000 and $44,000, respectively, primarily due to the elimination of six branches within a close proximity to other branches during the prior fiscal year's second, third and fourth quarters. These decreases were partially offset by an increase in maintenance contract costs of $68,000 and an increase in repairs and maintenance of $44,000. Maintenance contract cost increases were primarily the result of nonrecurring costs associated with transferring ATM contracts to a vendor in meeting new compliance requirements.
Marketing and community investment decreased $309,000 to $778,000 for the nine months ended March 31, 2013. A customer reward program change was primarily responsible for this decrease. The program accrues points and related reward costs. During the third quarter of fiscal 2013, unregistered and expired points were terminated and resulted in the recapture of $120,000. In addition, point accruals were reduced from the prior years' levels and a total of $230,000 of costs were saved during the first nine months of fiscal 2013 when compared to the same period of fiscal 2012. Community investments decreased by $64,000 during the first nine months of fiscal 2013 when comparable to the same period of fiscal 2012 due to changes in sponsorship support.
FDIC insurance decreased by $190,000, to $606,000 for the nine months ended March 31, 2013 compared to the same period in the prior year. During the first three quarters of fiscal 2013, the FDIC insurance assessment rate, which is based upon Bank performance ratios, was modified to lesser amounts. The cumulative effects of the reduced assessment rates since March 31, 2012 resulted in the comparative decrease.

Net foreclosed real estate and other property expense increased by $103,000 to $325,000 for the nine months ended March 31, 2013 compared to the same period in the prior fiscal year. The increase was due primarily to an increase in repairs and maintenance of foreclosed single family real estate.
Income tax expense.    The Company's income tax expense for the nine months ended March 31, 2013 increased to $2.3 million compared to $1.6 million for the same period of the prior fiscal year. The effective tax rates were 33.6% and 32.1% for the nine months ended March 31, 2013 and 2012, respectively.
Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities for the nine months ended March 31, 2013 was $21.3 million, which was partially offset by net cash used in investing activities and financing activities of $48.0 million and $691,000, respectively. For the same period ended March 31, 2012, net cash provided by operating, investing and financing activities was $9.7 million, $92,000 and $4.6 million, respectively. The results were a decrease in cash and cash equivalents of $27.4 million for the nine months ended March 31, 2013 compared to an increase in cash and cash equivalents of $14.4 million for the same period of the prior fiscal year.
The Company's primary sources of funds are net interest income, in-market deposits, FHLB advances and other borrowings, repayments of loan principal, agency residential mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and maturities of securities, out-of-market deposits, and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan and security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the nine months ended March 31, 2013, the Bank decreased its borrowings with the FHLB and other borrowings by 7.3 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. As of March 31, 2013, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$64.0 million of available credit from the Federal Reserve Bank; and

•	$288.3 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at March 31, 2013. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of March 31, 2013, the Bank had $11.8 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2013, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $32.4 million and to sell mortgage loans of $8.5 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At March 31, 2013, the Bank had outstanding commitments to purchase $7.5 million of investment securities available for sale and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at March 31, 2013. The line of credit was renewed on October 1, 2012 and is available through October 1, 2013. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. Under these capital requirements, at March 31, 2013, the Bank met all current capital requirements.
The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.80% at March 31, 2013. The minimum OCC total risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had total risk-based capital of 16.42% at March 31, 2013.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At March 31, 2013, the total notional amount of interest rate swap contracts was $53.2 million with a fair value net loss of $2.6 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 12 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
In October 2012, FASB issued ASU 2012-06 “Business Combinations” (ASC Topic 805), subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. This guidance requires that in a business combination, an acquirer should measure at each subsequent reporting date an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management's assessment of the collectability of the indemnification asset. The guidance is effective for annual periods beginning December 15, 2012 and the interim periods within those annual periods. The Company anticipates to adopt this update in the first quarter of fiscal 2014 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In February 2013, FASB issued ASU 2013-02 “Comprehensive Income” (ASC Topic 220), reporting of amounts reclassified out of accumulated other comprehensive income. This updates objective is to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this update in the third quarter of fiscal 2013 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In February 2013, FASB issued ASU 2013-04 “Liabilities” (ASC Topic 405), obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This update requires measuring the obligation resulting from joint and several liability arrangements to include (1) the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors and, (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective for fiscal years beginning after December 15, 2013 and the interim periods within those fiscal years. The amendments in this update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company anticipates to adopt this update in the first quarter of fiscal 2015 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In April 2013, FASB issued ASU 2013-07 “Presentation of Financial Statements” (ASC Topic 205), liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). The guidance is effective for entities that determine liquidation is imminent for fiscal years beginning after December 15, 2013 and the interim periods within those fiscal years. The Company anticipates to adopt this update in the first quarter of fiscal 2015 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
Since February 1, 2013, the date of our previously filed quarterly report, the FASB issued ASU No. 2013-01 through 2013-07. Other than ASU 2013-02, 2013-04 and ASU 2013-07 mentioned above, none of the other updates are applicable to the consolidated financial statements of the Company.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through May 3, 2013, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at March 31, 2013 and June 30, 2012, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2012 or that the Company's primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2013 changed significantly when compared to June 30, 2012.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

March 31, 2013
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$224,873	$45,475	25%
+200	214,426	35,028	20
+100	199,463	20,065	11
—	179,398	—	—
-100	134,783	(44,615)	(25)

June 30, 2012
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$179,611	$34,275	24%
+200	172,348	27,012	19
+100	161,049	15,713	11
—	145,336	—	—
-100	112,025	(33,311)	(23)
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2013, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2013.

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

HF FINANCIAL CORP.
Date:	May 3, 2013	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)
Date:	May 3, 2013	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1
Amended and Restated Employment Agreement between Stephen M. Bianchi and Home Federal Bank, dated March 27, 2013 (incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated March 27, 2013, and filed with the SEC on April 2, 2013, file no. 033-44383).

10.2
Amended and Restated Change-in-Control Agreement between Stephen M. Bianchi and Home Federal Bank, dated March 27, 2013 (incorporated by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated March 27, 2013, and filed with the SEC on April 2, 2013, file no. 033-44383).

10.3
 Employment Agreement between Brent R. Olthoff and Home Federal Bank, dated March 27, 2013 (incorporated by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated March 27, 2013, and filed with the SEC on April 2, 2013, file no. 033-44383).

10.4
Change-in-Control Agreement between Brent R. Olthoff and Home Federal Bank, dated March 27, 2013 (incorporated by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated March 27, 2013, and filed with the SEC on April 2, 2013, file no. 033-44383).

10.5
Employment Agreement between Michael Westberg and Home Federal Bank, dated March 27, 2013 (incorporated by reference to Exhibit 10.5 from the Company's Current Report on Form 8-K dated March 27, 2013, and filed with the SEC on April 2, 2013, file no. 033-44383).

10.6
Change-in-Control Agreement between Michael Westberg and Home Federal Bank, dated March 27, 2013 (incorporated by reference to Exhibit 10.6 from the Company's Current Report on Form 8-K dated March 27, 2013, and filed with the SEC on April 2, 2013, file no. 033-44383).

10.7	Employment Agreement between Jon M. Gadberry and Home Federal Bank, dated March 27, 2013.
10.8	Change-in-Control Agreement between Jon M. Gadberry and Home Federal Bank, dated March 27, 2013.
10.9	Employment Agreement between Natalie A. Sundvold and Home Federal Bank, dated March 27, 2013.
10.10	Employment Agreement between Pamela F. Russo and Home Federal Bank, dated March 27, 2013.
10.11	Change-in-Control Agreement between Pamela F. Russo and Home Federal Bank, dated March 27, 2013.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

___________________________________________________
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.