Form 10-K
period 2013-06-30
HF FINANCIAL CORP
filed 2013-09-13
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2012, was approximately $90.0 million.
At September 9, 2013, there were 7,055,020 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders.

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
The Bank
The Bank was founded in 1929 and is a federally chartered stock savings bank headquartered in Sioux Falls, South Dakota. The Bank provides full-service consumer and commercial business banking, including an array of financial products and services, to meet the needs of its marketplace. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential loans, commercial business loans, agriculture loans, consumer loans, multi-family and commercial real estate loans and construction loans. The Bank's consumer loan portfolio includes, among other types, automobile loans, recreational vehicle loans, boat loans, home equity loans and lines of credit and loans secured by deposit accounts.
Through its trust department, the Bank acts as trustee, personal representative, administrator, guardian, custodian, agent, advisor and manager for various accounts. At June 30, 2013, the trust department of the Bank maintained approximately $108.2 million in assets under management. Wealth management has become a strategic focus of the Bank, and the Bank has added expertise in portfolio management and business development to enhance this business line to drive future growth in assets under management and fee income.
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
Subsidiary Activities
In addition to the Bank, the Company had six other wholly-owned subsidiaries at June 30, 2013: HF Financial Group, Inc. ("HF Group"), HF Financial Capital Trust III ("Trust III"), HF Financial Capital Trust IV ("Trust IV"), HF Financial Capital Trust V ("Trust V"), HF Financial Capital Trust VI ("Trust VI") and HomeFirst Mortgage Corp. (the "Mortgage Corp.").
In August 2002, the Company formed HF Group, a South Dakota corporation. HF Group previously marketed software to facilitate employee benefits administration, payroll processing and management and governmental reporting. HF Group no longer actively markets this software and had immaterial operations in 2013. Intercompany interest income is eliminated in the preparation of consolidated financial statements.
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
The Mortgage Corp., a South Dakota corporation formed in September 1994, was previously engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market. The Mortgage Corp. had no activity during fiscal years 2013 and 2012.
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
Hometown, a South Dakota corporation formed in February 1951, provides financial and insurance products to customers of the Bank and members of the general public in the Bank's market area. Insurance products offered by Hometown primarily include annuities and life insurance products. Hometown obtains its funding via a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. In April 2013, the approved line of credit was increased from $50,000 to $100,000. At June 30, 2013, there were no advances on this line of credit. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.
Mid America Capital, a South Dakota corporation formed in October 1990, specializes in equipment finance leasing. Mid America Capital obtains its funding through a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. At June 30, 2013, Mid America Capital had advanced $80,000 on an approved line of credit of $2.0 million with the Bank. In July 2013, the approved line of credit was reduced to $250,000 from $2.0 million. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.
Mid-America, a South Dakota corporation formed in August 1971, in the past provided residential appraisal services to the Bank and other lenders in the Bank's market. Mid-America had no activity during fiscal years 2013 and 2012.
PMD, a South Dakota corporation formed in January 1992, in the past was engaged in the business of buying, selling and managing repossessed real estate properties. PMD had no activity during fiscal years 2013 and 2012.
Market Area
Based on total assets at June 30, 2013, the Bank is the largest savings association headquartered in South Dakota. The Bank has a total of 27 banking centers in its market area and an Internet branch located at www.homefederal.com. The Bank's primary market area includes communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area ("MSA"), and the cities of Pierre, Mitchell, Aberdeen, Brookings, Watertown, and Yankton. The Bank has a banking center in Marshall, Minnesota, which serves customers located in southwestern Minnesota. A banking center in Bloomington, Minnesota, which serves customers in the metropolitan area of the Twin Cities, does business as Infinia Bank, a Division of Home Federal Bank of South Dakota. An Internet branch is located at www.infiniabank.com to serve the Twin Cities market area. The Bank's primary market area features a variety of agribusiness, financial services, health care and light manufacturing firms. The Internet branches and mobile banking allow access to customers beyond traditional geographical areas.
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
The HOLA includes a provision that limits the Bank's non-residential real estate lending to no more than four times its total capital. This maximum limitation, which at June 30, 2013 was $472.7 million, has not materially limited the Bank's lending practices.
Under HOLA, the maximum amount which the Bank may lend to any one borrower is 15% of the Bank's unimpaired capital and surplus, or $18.6 million at June 30, 2013. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. The Bank may request a waiver from the OCC to exceed the 15% loans-to-one borrower limitation on a case-by-case basis. See "Regulation—Loans-to-One Borrower" for more information and a discussion of the loans-to-one borrower regulations.
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
The Bank makes loans for the construction of multi-family residential properties. Such loans are generally made at adjustable-rates, which adjust periodically based on the appropriate index.
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
The Bank currently makes 15-, 20- and 30-year fixed- and adjustable-rate one- to four-family residential mortgage ("ARM") loans at loan-to-value ratios consistent with Federal National Mortgage Association ("FNMA")/Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Loan-to-values exceeding 80% are required to include private mortgage insurance in an amount sufficient to reduce the Bank's or the investor's exposure at or below the 80% level or secure additional financing up to currently 90% of the value of the property. The Bank generally offers an ARM loan with a fixed rate for the initial three, five or seven years, which then converts to a one-year annual rate reset ARM for the remainder of the life of the loan. These loans provide for an annual cap and a lifetime cap at a set percent over the fully-indexed rate.
The Bank also offers a portfolio loan product that is an ARM loan with a fixed rate for the initial seven years, which then converts to a one-year annual rate reset ARM for the remainder of the life of the loan.
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
During the second quarter of fiscal 2012, the Company was informed by SDHDA that a change in business model was necessary for SDHDA to continue to meet the financing needs of its single family mortgage program in South Dakota. This change in business model effectively ended the new flow of servicing assets from SDHDA to the Company beginning April 1, 2012. Due to this change, the single family mortgage segment of the Company's servicing portfolio has decreased in principal value, but the decrease has partially been offset by new originations of loans sold to Fannie Mae with servicing retained. The Company continues to evaluate potential acquisition of servicing assets dependent upon market conditions and characteristics desirable by the Company, which may include bidding as the master servicer for SDHDA after the initial two year commitment is complete.
The Bank continues to receive a servicing fee, for the loans that continue to be serviced, of generally 0.38% from the SDHDA for these services. The servicing fee rate may subsequently decline to a minimum of 0.25% based on delinquency characteristics. The Bank is currently the largest servicer of loans for the SDHDA. At June 30, 2013, the Bank serviced $635.8 million of mortgage loans for the SDHDA. See Note 4 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K, for information on loan servicing.
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
The Bank's consumer loan portfolio includes, among other types, automobile loans, recreational vehicle loans, boat loans, home equity loans and lines of credit and loans secured by deposit accounts. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The Bank offers both open- and closed-end credit. Overdraft lending is extended through lines of credit that are tied to a checking account. The credit lines generally bear interest at 18% and are generally limited to no more than $2,000. Loans secured by deposit accounts at the Bank are currently originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on such loans is typically equal to 3% above the contract rate.
Home equity loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to a maximum of 90% of the appraised value of the property securing the loan and generally have maximum terms that do not exceed 15 years. Home equity lines of credit have a maximum term of five years.
The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant's payment history on other debts, and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes an analysis of the value of the security, if any, in relation to the proposed loan amount. As of July 1, 2013, the Bank implemented centralized underwriting for all consumer credit requests. This was accomplished through the addition of a Consumer Underwriter and the launch of a credit decisioning engine entitled Decision Pro. This change will ensure that the Bank consistently applies its underwriting standards to all consumer credit requests.
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
During fiscal 2013, leases were originated in the Bank's trade area in the upper Midwest. All leases are secured by the equipment leased, with personal guarantees of the borrowers normally obtained on commercial leases. In fiscal 2012, Mid America Capital reduced its efforts in originating new leases. It continues to service existing leases, but will continue to see a reduced level of lease balances as payments occur and reach maturity. The decision to reduce marketing efforts will not have a material impact on the Company.
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
Loan and Lease Portfolio Composition.    Over the past several years, the Company has transformed its loan and lease portfolio from predominantly one-to four-family residential and consumer loans to a more diverse portfolio including commercial and agricultural loans. As part of the Company's business strategy to build the commercial, commercial real estate and agricultural portfolio segments, the Bank has hired several bankers with significant commercial and agricultural lending experience, which has led to successful growth results across these business lines. The Company's commercial, commercial real estate and agricultural portfolio segments represented 79.9% of the Company's total loan and lease portfolio at June 30, 2013, while its residential and consumer portfolio segments accounted for 20.1%. At the same time, the Company continues to prioritize and invest in mortgage lending as it believes this to be a core component of its personal banking strategy.
The following table sets forth information concerning the composition of the Company's loan and lease portfolio from continuing operations in dollar amounts and in percentages (before deductions for allowance for loan and lease losses as of the dates indicated.

	June 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
One- to four-family	$49,098	7.1%	$55,434	8.1%	$61,952	7.5%	$76,492	8.8%	$90,763	10.7%
Commercial business(1)	75,555	10.9	79,069	11.6	104,227	12.6	99,892	11.5	112,590	13.2
Equipment finance leases(1)	1,633	0.2	3,297	0.5	6,279	0.8	10,641	1.2	16,010	1.9
Commercial real estate(1)	239,057	34.4	225,341	33.0	219,800	26.6	216,479	24.8	209,825	24.6
Multi-family real estate	49,217	7.1	47,121	6.9	49,307	6.0	50,064	5.7	48,342	5.7
Commercial construction	12,879	1.8	12,172	1.8	13,584	1.7	17,125	2.0	4,265	0.5
Agricultural real estate	77,334	11.1	70,796	10.4	111,808	13.5	118,369	13.6	102,239	12.0
Agricultural business	100,398	14.4	84,314	12.3	138,818	16.8	152,199	17.4	129,077	15.2
Consumer direct	21,219	3.1	21,345	3.1	20,120	2.4	22,208	2.6	21,368	2.5
Consumer home equity	66,381	9.5	81,545	11.9	94,037	11.4	97,031	11.1	91,570	10.8
Consumer overdraft and reserves	2,995	0.4	3,038	0.4	3,426	0.4	3,596	0.4	3,855	0.4
Consumer indirect	5	—	232	—	2,135	0.3	8,183	0.9	21,378	2.5
Total gross loans and leases(2)	695,771	100.0%	683,704	100.0%	825,493	100.0%	872,279	100.0%	851,282	100.0%
Less:
Allowance for losses	(10,743)		(10,566)		(14,315)		(9,575)		(8,470)
Total loans and leases receivable, net	$685,028		$673,138		$811,178		$862,704		$842,812
_____________________________________

(1)	Includes tax-exempt loans and leases.

(2)	Net of deferred fees and discounts and exclusive of undisbursed portion of loans in process.

The following table sets forth information concerning the balance of the Company's undisbursed portion of loans in process excluded from total gross loans and leases above, and deferred fees and discounts which have been netted against the loans and indicated above as of the dates indicated.

	June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Undisbursed portion of loans in process	$49,868	$21,700	$15,600	$30,973	$23,791
Deferred fees and discounts	664	553	574	652	462
The following table sets forth information concerning the balance of the Company's loans held for sale by loan class, which have been excluded from tables identifying loans and leases receivable as of the dates indicated.

	June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
One- to four-family	$9,169	$16,207	$11,083	$20,394	$8,888
Consumer direct	—	—	908	4,893	5,993
	$9,169	$16,207	$11,991	$25,287	$14,881

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

	June 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Fixed-Rate Loans and Leases:
One- to four-family	$32,977	4.8%	$34,566	5.1%	$40,838	4.9%	$54,514	6.2%	$64,990	7.6%
Commercial business(1)	33,667	4.8	26,012	3.8	30,504	3.7	35,494	4.1	38,373	4.5
Equipment finance leases(1)	1,633	0.2	3,296	0.5	6,278	0.8	10,641	1.2	16,010	1.9
Multi-family, commercial real estate & construction(1)	93,473	13.4	69,179	10.1	46,810	5.7	52,941	6.1	39,751	4.7
Agricultural real estate	61,171	8.8	34,585	5.1	30,399	3.7	25,283	2.9	23,409	2.7
Agricultural business	39,756	5.7	17,784	2.6	28,440	3.4	31,531	3.6	22,609	2.7
Consumer	44,311	6.4	51,187	7.5	59,705	7.2	73,434	8.4	87,783	10.3
Total fixed-rate loans and leases	306,988	44.1	236,609	34.7	242,974	29.4	283,838	32.5	292,925	34.4
Adjustable-Rate Loans:
One- to four-family	16,121	2.3	18,062	2.6	21,114	2.6	21,978	2.5	25,773	3.0
Commercial business(1)	41,888	6.0	53,056	7.8	73,723	8.9	64,398	7.4	74,217	8.7
Multi-family, commercial real estate & construction	207,680	29.9	218,263	31.9	235,882	28.6	230,727	26.5	222,681	26.2
Agricultural real estate	16,163	2.3	36,211	5.3	81,409	9.8	93,086	10.7	78,830	9.3
Agricultural business	60,642	8.7	66,530	9.7	110,378	13.4	120,668	13.8	106,468	12.5
Consumer	46,289	6.7	54,973	8.0	60,013	7.3	57,584	6.6	50,388	5.9
Total adjustable-rate loans	388,783	55.9	447,095	65.3	582,519	70.6	588,441	67.5	558,357	65.6
Total loans and leases(2)	695,771	100.0%	683,704	100.0%	825,493	100.0%	872,279	100.0%	851,282	100.0%
Less:
Allowance for loan and lease losses	(10,743)		(10,566)		(14,315)		(9,575)		(8,470)
Total loans and leases receivable, net	$685,028		$673,138		$811,178		$862,704		$842,812
____________________________________

(1)	Includes tax-exempt loans and leases.

(2)	Net of deferred fees and discounts and exclusive of undisbursed loans in process.
The following schedule illustrates the scheduled principal contractual repayments of the Company's loan and lease portfolio at June 30, 2013. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family	Multi- Family	Commercial	Agricultural	Construction	Consumer	Commercial Business(1)	Agricultural	Total
	(Dollars in Thousands)
Due in less than 1 year	$5,312	$4,396	$29,346	$21,569	$53	$20,358	$48,970	$78,844	$208,848
Due in 1 to 5 years	9,998	17,560	86,908	24,458	5,567	62,027	23,131	20,350	249,999
Due 5 years or greater	33,788	27,261	122,803	31,307	7,259	8,215	5,087	1,204	236,924
Total	$49,098	$49,217	$239,057	$77,334	$12,879	$90,600	$77,188	$100,398	$695,771
_____________________________________

(1)	Includes equipment finance leases and tax-exempt loans and leases.

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
In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification, as well as investment securities, in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 2013, the Company had designated $40.2 million of its assets as classified. Other potential problem loans are included in criticized and classified assets. See "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further discussion.
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
Generally, the Bank invests funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives. At June 30, 2013, approximately 95.9% of its investment portfolio was in AAA-rated, liquid agency residential mortgage-backed securities.
At June 30, 2013, the Bank's investments in agency residential mortgage-backed securities totaled $406.9 million, or 33.4% of its total assets, and did not include any private-label securities. As of such date, the Bank also had an $8.9 million investment in the stock of the Federal Home Loan Bank of Des Moines ("FHLB" or "FHLB of Des Moines") in order to satisfy the FHLB of Des Moines' requirement for membership.

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	June 30, 2013
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. government agencies & corporations	$—	—%	$1,000	0.70%	$4,502	0.75%	$—	—%	$5,502	$5,365
Municipal bonds	955	1.29	6,758	1.72	3,731	2.99	435	2.77	11,879	11,923
Agency residential mortgage-backed securities	—	—	2,874	1.85	32,505	1.36	373,696	1.47	409,075	406,928
Total investment securities	$955		$10,632		$40,738		$374,131		$426,456	$424,216

The effective maturities for the Bank's agency residential mortgage-backed securities are much shorter due to the combination of prepayments and the $347.4 million adjustable-rate agency residential mortgage-backed securities. The variable or hybrid (fixed for a period of time and then variable thereafter) structure gives the Bank flexibility in risk management of the balance sheet.
Management has a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, monitoring the rating of the security, and projecting cash flows. Management also determines if it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. In fiscal 2013, there were no other-than-temporary impairment losses. See Note 2, "Investment Securities," of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 of this Form 10-K for additional information.
The Bank's investment securities portfolio is managed in accordance with a written investment policy adopted by the Bank's Board of Directors. Investments may be made by the Bank's officers within specified limits and approved in advance by the Bank's chief executive officer for transactions over these limits. At June 30, 2013, the Bank does not have any investments that are held for trading purposes and had $424.2 million of securities available for sale, including agency residential mortgage-backed securities of $406.9 million. See Note 2 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further information on the Company's investment portfolio.
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
Borrowings of the Bank are primarily from the FHLB of Des Moines, and may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities. The Bank has established collateral at the Federal Reserve Bank of Minneapolis ("FRB") as a contingent source of funding. See Note 8 of the "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further detail of the Company's borrowings.
Deposits.    The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of statement savings accounts, checking accounts, money market and certificate of deposit accounts ranging in terms from 30 days to five years for our non-brokered certificates. The Bank primarily solicits deposits from its market area, with a strategic focus of multiple-service household growth. The Bank relies primarily on customer service, competitive pricing policies and advertising to attract and retain these deposits. Based on liquidity needs, the Bank may, from time to time, acquire out-of-market deposits in those circumstances where wholesale funding offers either a maturity or cost efficiency not available with retail deposits. At June 30, 2013, out-of-market deposits accounted for less than 3% of total deposits.

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
The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of June 30:

	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$156,896	17.5%	$146,963	16.4%	$132,389	14.8%
Interest bearing accounts weighted average rates of 0.15%, 0.13% and 0.10% at June 30, 2013, 2012 and 2011	151,359	16.8	138,075	15.5	113,367	12.7
Savings accounts weighted average rates of 0.21%, 0.27% and 0.28% at June 30, 2013, 2012 and 2011	115,573	12.9	121,092	13.6	84,449	9.5
Money market accounts weighted average rates of 0.26%, 0.32% and 0.44% at June 30, 2013, 2012 and 2011	212,817	23.7	210,298	23.5	197,624	22.1
Total transaction accounts	636,645	70.9	616,428	69.0	527,829	59.1
In-Market Certificates of Deposit:
0.00 - 0.99%	122,546	13.6	112,968	12.6	72,113	8.1
1.00 - 1.99%	77,813	8.7	93,498	10.5	106,715	11.9
2.00 - 2.99%	23,691	2.6	34,683	3.9	131,252	14.7
3.00 - 3.99%	12,477	1.4	15,837	1.7	24,981	2.8
4.00% and higher	2,994	0.3	8,023	0.9	14,545	1.6
Total in-market certificates of deposit	239,521	26.6	265,009	29.6	349,606	39.1
Out-of-market certificates of deposit weighted average rate of 1.15%, 1.88% and 1.52% at June 30, 2013, 2012 and 2011	22,595	2.5	12,422	1.4	15,722	1.8
Total certificates of deposit	262,116	29.1	277,431	31.0	365,328	40.9
Total deposits	$898,761	100.0%	$893,859	100.0%	$893,157	100.0%

The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity at June 30, 2013:

	Maturity
	Less Than 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000(1)	$20,996	$18,621	$33,833	$56,107	$129,557
Certificates of deposit of $100,000 or more(1)	19,816	22,228	23,216	38,972	104,232
Out-of-market certificates of deposit(2)	9,974	—	—	12,621	22,595
Public funds(3)(4)	2,017	1,344	839	1,532	5,732
Total certificates of deposit	$52,803	$42,193	$57,888	$109,232	$262,116
_____________________________________

(1)	Includes funds from the Certificate of Deposit Account Registry Service ("CDARS") certificate of deposit program of $13.0 million.

(2)	Includes certificates of deposit of $100,000 or greater of $22.4 million.

(3)	Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)	Includes certificates of deposit of $100,000 or greater of $4.7 million.
The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. Deposits at June 30, 2013, and 2012 included $96.4 million and $113.3 million, respectively, of deposits from one local governmental entity.
Borrowings.    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.
The Bank's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgeable loans, including but not limited to, its mortgage related loans, agency residential mortgage-backed securities and U.S. Government and other agency securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2013, the Bank's FHLB advances totaled $166.9 million, representing 14.9% of total liabilities. See Note 8 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further detail of the Company's borrowings.
The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings of the Company at the dates indicated:

	Years Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$209,325	$159,675	$230,130
Other borrowings	316	302	295
Average Balance:
FHLB and FRB advances	$144,035	$146,744	$182,411
Other borrowings	304	295	262

The following table sets forth certain information as to the Bank's FHLB and FRB advances and other borrowings of the Company at the dates indicated:

	June 30,
	2013	2012	2011
	(Dollars in Thousands)
Overnight federal funds purchased	$39,775	$—	$—
Fixed-rate FHLB advances	127,100	142,100	147,100
Other borrowings	288	294	295
Total borrowings	$167,163	$142,394	$147,395
Weighted average interest rate of borrowings	2.50%	2.97%	3.23%

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
Employees
At June 30, 2013, the Bank had a total of 306 full-time employees and 28 part-time employees. The full-time employees include nine employees of the Bank's subsidiary corporations. The Bank's employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.
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
In connection with the transition to new regulators for federal savings associations and their holding companies, the Dodd-Frank Act provides that OTS orders, resolutions, determinations, agreements, regulations, interpretive rules, other interpretations, guidelines, procedures and other advisory materials that were in effect before the transfer date are now to be enforced by the Federal Reserve and OCC with respect to savings and loan holding companies and federal savings associations, respectively, unless the Federal Reserve or OCC modifies, terminates, or sets aside such guidance or until superseded by the Federal Reserve or OCC, a court, or operation of law.
Among the Dodd-Frank Act's significant regulatory changes, it created a new federal consumer protection agency, the Consumer Financial Protection Bureau (“CFPB”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection, including with respect to mortgage lending. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Dodd-Frank Act also transferred the enforcement authority over certain large institutions with respect to compliance with the federal consumer protection laws from the existing banking agencies to the CFPB. Given the size of the Bank, primary jurisdiction for enforcement of the federal consumer protection laws remains with the OCC. The Company and Bank are continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects. For further discussion on the potential impact of the Dodd-Frank Act on the Company and Bank, see "Risk Factors" below.
The following discussion is intended to provide a summary of the material statutes and regulations applicable to savings and loan holding companies and federal savings associations with activity and size profiles that are similar to those of the Company and Bank, respectively, and does not purport to be a comprehensive description of all such statutes and regulations.
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
Loan and Investment Powers
The Bank derives its lending and investment powers from the HOLA and the OCC's implementing regulations thereunder applicable to federal savings associations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets, subject to any investment limitations that may apply depending on asset type. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities.
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
Assessments
The OCC collects supervisory assessments from federal savings associations by calculating such assessments on a semi-annual basis based generally on the amount of an association's total balance sheet assets. The OCC's assessment structure imposes a surcharge for federal savings associations that require increased supervisory resources.
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
At June 30, 2013, the Bank exceeded each of its capital requirements as shown in the following table:

	Amount(1)	Percent of Applicable Assets(2)
	(Dollars in Thousands)
Generally Accepted Accounting Principles ("GAAP") Capital	$118,168	9.73%
Tier 1 (core) capital	$115,814	9.56%
Required	48,440	4.00
Excess over requirement	$67,374	5.56%
Total risk-based capital	$125,702	15.83%
Required	63,541	8.00
Excess over requirement	$62,161	7.83%
_____________________________________

(1)	The Bank's investment in its subsidiaries is included for purposes of calculating regulatory capital.

(2)	Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk based capital figures are determined as a percentage of risk-weighted assets.
In July 2013, the OCC and Federal Reserve issued a final rule revising the regulatory capital rules applicable to all national banks and federal savings associations as well as their holding companies (except for certain savings and loan holding companies that are "substantially engaged" in commercial or insurance underwriting activities) generally beginning on January

1, 2015. The rule implements the Basel Committee's December 2010 framework known as "Basel III" for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.5%, and a higher minimum Tier 1 capital requirement of 6.0% (which is an increase from 4.0%). Under the final rule, the total capital ratio remains at 8.0% and the minimum leverage ratio (Tier 1 capital to total assets) for all banking organizations, regardless of supervisory rating, is 4.0%.
Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rule also enhances risk sensitivity and addresses weaknesses identified by the regulators over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with the requirements of the Dodd-Frank Act.
Except for the largest internationally active banking organizations (which are subject to the "advanced approaches" provisions of the final rule), the new minimum capital requirements generally become effective for all banking organizations on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in over time, beginning on January 1, 2016. Similarly, non-qualifying capital instruments phase out over time.
Prompt Corrective Action Regulations
Under the OCC prompt corrective action regulations, the OCC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on its capital:

•	well-capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; or

•	critically undercapitalized.
The severity of the action authorized or required to be taken under the prompt corrective action ("PCA") regulations increases as an institution's capital decreases within the three undercapitalized categories. A savings association may not pay a dividend or make any other capital distributions or pay management fees to any controlling person if, following such distribution, the savings association would be undercapitalized. The OCC is required to monitor closely the condition of an undercapitalized savings association and to restrict the growth of its assets.
An undercapitalized savings association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by its parent holding company, subject to a cap on the guarantee that is the lesser of:

•	an amount equal to 5% of the association's total assets at the time it became "undercapitalized;" and

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
At June 30, 2013, the Bank met the applicable regulatory criteria for being considered "well-capitalized."
The new capital rules issued by the federal banking agencies in July 2013 described above maintain the general structure of the current PCA framework while incorporating the increased minimum capital requirements.
Federal Deposit Insurance of Accounts and Regulation by the FDIC
The Bank is a member of, and pays deposit insurance assessments to, the DIF, which is administered by the FDIC. All deposits of the Bank are insured up to $250,000 per depositor for each account ownership category.

FDIC insurance of deposits is backed by the full faith and credit of the U.S. government. In order to maintain the DIF, the FDIC imposes deposit insurance premiums on member institutions and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.
In December 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009, all non-exempt insured depository institutions were required to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessment credit program ended with the final credit application on the quarterly deposit insurance invoice issued in the first quarter of 2013. Accordingly, the FDIC has resumed collecting deposit insurance assessments from insured institutions based on a rate schedule that became effective in April 2011 which defines a bank's assessment base as its average consolidated total assets minus its average tangible equity, and calculates the assessment that is due according to an institution's risk category. The FDIC has suspended dividends indefinitely; however, in lieu of dividends, and pursuant to its authority to set risk-based assessments, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2.00%, and 2.50%. The FDIC has authority to increase insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.
In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate that is adjusted quarterly to reflect changes in the assessment base as determined from the quarterly bank Call Report submissions to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established in 1987 to recapitalize the predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019.
Under federal law, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. The Bank's management does not know of any practice, condition or violation that might lead to termination of deposit insurance.
Limitations on Dividends and Other Capital Distributions
Federal regulations govern the permissibility of capital distributions by a federal savings association. Pursuant to the Dodd-Frank Act, savings associations that are part of a savings and loan holding company structure must file a notice of a declaration of a dividend with the Federal Reserve. In the case of cash dividends, OCC regulations require that federal savings associations that are subsidiaries of a stock savings and loan holding company must file an informational copy of that notice with the OCC at the same time it is filed with the Federal Reserve. Under certain circumstances set forth in OCC regulations and as described below, a federal savings association is required to submit an application or notice to the OCC before it may make a capital distribution.
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
A federal savings association proposing to make a capital distribution that is not otherwise required to submit an application to the OCC is required to submit a prior notice to the OCC if: (1) the association would not be well-capitalized following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of the association's common or preferred stock or retire any part of debt instruments such as notes or debentures included in the association's capital (other than regular payments required under a debt instrument); or (3) the association is a subsidiary of a savings and loan holding company and is not required to file a notice regarding the proposed distribution with the Federal Reserve. As noted above, if a notice with the Federal Reserve is required to be filed, then an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

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

The Bank is not permitted to pay dividends on its stock if its regulatory capital would fall below the amount required for the liquidation account established to provide a limited priority claim to the assets of the Bank to qualifying depositors (Eligible Account Holders) who continue to maintain deposits at the Bank after its conversion from a federal mutual savings and loan association to a federal stock savings bank pursuant to its Plan of Conversion adopted on August 21, 1991.
During the fiscal year ended June 30, 2013, the Bank paid cash dividends to the Company totaling $5.7 million.
Liquidity
All savings associations, including the Bank, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. For a discussion of what the Bank includes in liquid assets, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Branching
Federal savings associations may establish branches in any state to the extent allowed under the HOLA and OCC regulations.
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
The CRA requires all institutions to make public disclosure of their CRA ratings. The Bank received an overall CRA rating of “Satisfactory” at its last CRA evaluation, which was completed as of evaluation date June 14, 2012.
Qualified Thrift Lender Test
Under the HOLA, the Bank must comply with the qualified thrift lender ("QTL") test. Under the QTL test, the Bank is required to maintain at least 65% of its "portfolio assets" (which equals total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986, as amended.
At June 30, 2013, the Bank held 77.0% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments in 12 of the 12 months during the fiscal year ended June 30, 2013, and thus qualified under the QTL test. The Bank has met the QTL test since its inception.

A savings association that fails the QTL test and is unable to demonstrate a reasonable likelihood of meeting it in the future may be required to convert to a commercial bank charter and be subject to limitations as such.
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
Additional amendments to Regulation W that implement the Dodd-Frank Act address the additional restrictions on savings associations under Section 11 of the HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in activities that are not permitted for bank holding companies under the Bank Holding Company Act ("BHCA") and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary.
The Bank's authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve, as made applicable to federal savings associations by the HOLA. Among other things, these provisions require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with third parties and that do not involve more than the normal risk of repayment or present other features that are unfavorable to the Bank; and

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
Federal savings associations are subject to the same preemption standards as those applicable to national banks, with respect to the application of state consumer laws to the inter-state activities of federally chartered depository institutions. Under the preemption standards established under the Dodd-Frank Act for both national banks and federal savings associations, preemption of a state consumer financial law is permissible only if: (1) application of the state law would have a discriminatory effect on national banks or federal savings associations as compared to state banks; (2) the state law is preempted under a judicial standard articulated by the U.S. Supreme Court that requires a state consumer financial law to prevent or significantly interfere with the exercise of the national bank's or federal savings association's powers before it can be preempted; or (3) the state law is preempted by another provision of federal law. Additionally, the Dodd-Frank Act specifies that such preemption standards only apply to national banks and federal savings associations themselves, and not their non-depository institution subsidiaries or affiliates.
Beginning in July 2011, a new governmental entity known as the Consumer Financial Protection Bureau or "CFPB" became responsible for administering and carrying out the purposes and objectives of the "federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. With its broad rulemaking and enforcement powers, the CFPB has the potential to reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.
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

In early 2013, the CFPB issued eight final rules concerning the regulation of mortgage markets in the U.S. pursuant to the Dodd-Frank Act. The rules amend several existing regulations, including Regulation Z (Truth in Lending), X (Real Estate Settlement Procedures Act), and B (Home Mortgage Disclosure).
With respect to the Regulation Z amendments, the current regulation prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements provisions of the Dodd-Frank Act which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establish certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements a provision of the Dodd-Frank Act which limits prepayment penalties. In addition, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This final rule is anticipated to become effective on January 10, 2014.
The CFPB also issued a final rule that amends Regulation Z to implement statutory changes made by the Dodd-Frank Act that lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained. The rule also exempts certain transactions from the statute's escrow requirement. The primary exemption applies to mortgage transactions extended by creditors that operate predominantly in rural or underserved areas, together with their affiliates originate a limited number of first-lien covered transactions, have assets below a certain threshold, and together with their affiliates do not maintain escrow accounts on extensions of consumer credit secured by real property or a dwelling that are currently serviced by the creditors or their affiliates (subject to certain exceptions). This rule became effective on June 1, 2013.
The CFPB also issued a final rule amending Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. The final rule also amends Regulation Z and Regulation X by imposing certain other requirements related to homeownership counseling, including a requirement that consumers receive information about homeownership counseling providers. This final rule is anticipated to become effective on January 10, 2014.
The CFPB also issued a joint final rule with the federal banking agencies to amend Regulation Z by implementing new appraisal provisions in the Truth in Lending Act that were added by the Dodd-Frank Act. The rule requires creditors to obtain a full interior appraisal by a certified or licensed appraiser for non-exempt “higher-risk mortgage loans” (“HPMLs”). HPMLs are mortgages with an annual percentage rates that exceed the average prime offer rate by a specified percentage. The rule also requires a second such appraisal at the creditor's expense for certain properties held for less than 180 days. Exemptions include qualified mortgages, reverse mortgages, bridge loans, construction loans and certain manufactured homes. In addition, the rule requires creditors to provide the consumer a copy of all written appraisals performed in connection with the HPML at least 3 days prior to closing. This final rule is anticipated to become effective on January 18, 2014.
The CFPB also issued a final rule amending Regulation Z to implement requirements and restrictions imposed by the Dodd-Frank Act concerning loan originator compensation; qualifications of, and registration or licensing of loan originators; compliance procedures for depository institutions; mandatory arbitration; and the financing of single-premium credit insurance. The final rule revises or provides additional commentary on Regulation Z's restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements. The final rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements. A provision of the final rule prohibiting mandatory arbitration clauses and waivers of certain consumer rights became effective on June 1, 2013. All other provisions of the rule are anticipated to become effective on January 10, 2014, unless further action by the CFPB changes the effective date.
The CFPB also amended the mortgage servicing rules under both Regulation X and Regulation Z. The Regulation X final rule implements Dodd-Frank Act sections addressing servicers' obligations to correct errors asserted by mortgage loan borrowers; to provide certain information requested by such borrowers; and to provide protections to such borrowers in connection with force-placed insurance. Additionally, the final rule addresses servicers' obligations to establish reasonable policies and procedures to achieve certain delineated objectives; to provide information about mortgage loss mitigation options to delinquent borrowers; to establish policies and procedures for providing delinquent borrowers with continuity of contact with servicer personnel capable of performing certain functions; and to evaluate borrowers' applications for available loss mitigation options. Further, the final rule modifies and streamlines certain existing servicing-related provisions of Regulation X. The Regulation Z final rule implements Dodd-Frank Act sections addressing initial rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, prompt crediting of mortgage payments, and responses to requests for payoff amounts. The final rule also amends current rules governing the scope, timing, content, and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions. These final rules affecting mortgage servicing activities are anticipated to become effective on January 10, 2014.

The CFPB also amended Regulation B to implement an amendment to the Equal Credit Opportunity Act concerning appraisals and other valuations that was enacted as part of the Dodd-Frank Act. In general, the revisions to Regulation B require creditors to provide to applicants free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. This final rule is anticipated to become effective on January 18, 2014.
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
Protection of Customer Information
In addition to certain state laws governing protection of customer information, the Bank is subject to federal regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the federal banking agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Federal guidelines also impose certain customer disclosure requirements and other actions that financial institutions are required to take in the event of unauthorized access to customer information.
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

Federal Reserve System
Under Federal Reserve regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Federal Reserve regulations currently exempt the first $12.4 million of otherwise reservable balances from the reserve requirements. A 3% reserve is required for transaction account balances over $12.4 million and up to $79.5 million. Transaction account balances over $79.5 million are subject to a reserve requirement of approximately $2.013 million plus 10% of any amount over $79.5 million. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.
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
Federal Home Loan Bank System
The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Board of Directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on a percentage of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
The Bank receives dividends on its FHLB stock, subject to approval by the FHLB. For the fiscal year ended June 30, 2013, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $223,000, which constitutes a $38,000 decrease compared to the amount of dividends received in fiscal 2012.
Anti-Money Laundering / Combating Terrorist Financing Provisions
The Bank is subject to the regulations of the OCC and Financial Crimes Enforcement Network which implement the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, commonly known as the USA PATRIOT Act, which gives the federal government expanded powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.
By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Moreover, among other requirements, Title III of the USA PATRIOT Act, as implemented by regulatory guidelines, imposes the following requirements with respect to financial institutions:

•
Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

•
Pursuant to Section 326, financial institutions are required to implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person's identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. To carry out these procedures, each financial institution must establish a written customer identification program appropriate for its size, location and type of business.

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
"Grandfathered" Savings and Loan Holding Company Status
Because we acquired the Bank prior to May 4, 1999, we are a "grandfathered" unitary savings and loan holding company under the Gramm-Leach-Bliley Act. As such, we are exempt from the limitations on certain unrelated business activities that apply to other savings and loan holding companies and their subsidiaries that are not savings associations, provided the Bank continues to be a "qualified thrift lender." If, however, we are acquired by a non-financial company, if we acquire another savings association subsidiary (and we become a multiple savings and loan holding company) or, as a result of proposed legislative changes, we will terminate our "grandfathered" unitary savings and loan holding company status, and become subject to certain additional limitations on the types of business activities in which we could engage, which are generally limited to "financially related" activities permissible for bank holding companies, as defined under the Gramm-Leach-Bliley Act.
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
The HOLA also prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, except with the prior written approval of the Federal Reserve, more than 5% of a non-subsidiary savings association or a non-subsidiary holding company. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.
Activities Restrictions
Prior to the Dodd-Frank Act, savings and loan holding companies were generally permitted to engage in a wider array of activities than those permissible for their bank holding company counterparts and may have concentrations in real estate lending that are not typical for bank holding companies. Section 606 of the Dodd-Frank Act amended the HOLA by inserting a new requirement that conditions the ability of savings and loan holding companies that are not exempt from HOLA's restrictions on activities to engage in certain activities, effective as of July 21, 2011. Pursuant to this new requirement, a covered saving and loan holding company may engage in activities that are permissible only for a financial holding company under section 4(k) of the BHCA if the covered company meets all of the criteria to qualify as a financial holding company, and complies with all of the requirements applicable to a financial holding company as if the covered savings and loan holding company was a bank holding company. Moreover, going forward, savings and loan holding companies engaging in new activities permissible for bank holding companies will need to comply with notice and filing requirements of the Federal Reserve.
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
Source of Strength and Capital Requirements
The Dodd-Frank Act requires all companies that directly or indirectly control an insured depository institution, including savings and loan holding companies, to serve as a source of financial and managerial strength to its subsidiary depository institution(s). Moreover, pursuant to the Dodd-Frank Act, savings and loan holding companies will for the first time, generally beginning on January 1, 2015, become subject to the same capital and activity requirements as those applicable to bank holding companies.
The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As noted above, under “-Bank Capital Requirements,” in July 2013, the Federal Reserve and other federal banking agencies issued a final rule revising regulatory capital rules applicable to all insured depository institutions and their holding companies (except for certain savings and loan holding companies that are "substantially engaged" in commercial or insurance underwriting activities). As a result, no later than January 1, 2015, savings and loan holding companies including the Company will become subject to consolidated capital requirements which we have not been subject to previously, which are: (i) a minimum common equity Tier 1 capital ratio of 4.5%; (ii) a minimum Tier 1 capital ratio of 6.0%; (iii) a minimum total capital ratio of 8.0%; and (iv) a minimum leverage ratio (Tier 1 capital to total assets) of 4.0%.

Moreover, among the other significant aspects of the final rules for smaller depository institution holding companies—those with assets less than $15 billion, which include the Company—is the authority to continue to count as Tier 1 capital most existing trust preferred securities that were issued prior to May 19, 2010, rather than being required to phase such securities out of regulatory capital.
Examination
To help facilitate the transition of savings and loan holding companies to the supervisory jurisdiction of the Federal Reserve, the Federal Reserve instructed its examiners to use the first supervisory cycle beginning in July 2011 to inform savings and loan holding companies about how their operations compare to the Federal Reserve's supervisory expectations, which was expected to allow for savings and loan holding company management to make operational changes in response to the Federal Reserve's supervisory expectations, if necessary.
Since the completion of the first supervisory cycle, the Federal Reserve has generally, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, performed its supervisory functions and assessed the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve's established risk-based approach regarding bank holding company supervision. As with bank holding companies, the Federal Reserve's objective is to ensure that a savings and loan holding company and its nondepository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, its subsidiary depository institution(s).
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
To the extent net income appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). At June 30, 2013, the Bank's Excess for tax purposes totaled approximately $4.8 million. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
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
Taxation in Other States.    Mid America Capital is required to file state income tax returns in those states which lessees have operations. The total taxes paid in the year ended June 30, 2013 were not material to the operation of the Company.
Executive Officers
The following table lists the executive officers of the Company and the Bank at September 9, 2013:

Name	Position with the Company
Stephen M. Bianchi	President and Chief Executive Officer of the Company
Brent R. Olthoff	Senior Vice President, Chief Financial Officer and Treasurer of the Company
Jon M. Gadberry	Senior Vice President/Wealth Management of the Bank
Kevin G. Sanchez	Senior Vice President/Human Resources of the Bank
Michael Westberg	Senior Vice President/Chief Credit Officer of the Bank
Wendy A. Wills	Senior Vice President/Corporate Strategy of the Bank
Bruce E. Hanson, CPA	Vice President, Controller of the Bank

Business Experience of each Executive Officer
        STEPHEN M. BIANCHI, age 49, has served as the Chief Executive Officer of the Company and the Bank since November 2011, and as President of the Twin Cities market for the Bank since April 2010.  Prior to joining the Bank, he worked at Associated Bank from 2006 to 2010, where he held positions including Senior Vice President, Minnesota Regional President and Minnesota Regional Commercial Banking Manager.  Before that, he was Twin Cities Business Banking Manager for Wells Fargo Bank, where he held several other banking and management positions nearly 14 years. Mr. Bianchi received his B.S. degree in Finance and M.B.A. from Providence College.
        BRENT R. OLTHOFF, age 42, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since November 2010. Prior to such time, he served as Senior Vice President, Chief Financial Officer and Treasurer of the Bank since April 2007. Mr. Olthoff first joined the Bank in July 2001, and was promoted to Vice President/Finance in July 2004. From February 2006 to April 2007, Mr. Olthoff was employed by FTN Financial, a capital markets firm in Memphis, Tennessee, where he was Vice President/Asset Strategies. Mr. Olthoff received his B.B.A degree in Finance from Iowa State University.
        JON M. GADBERRY, age 51, has served as Senior Vice President/Wealth Management of the Bank since December 2007. Prior to joining the Bank, Mr. Gadberry was employed by Bank of the West as Vice President/Trust Manager from April 2003 to December 2007. Mr. Gadberry received his B.S. in Business Administration from Concordia College in Moorhead, Minnesota.
        KEVIN G. SANCHEZ, age 49, has served as Senior Vice President/Human Resources of the Bank since January 2013. Prior to that time, he served as a Vice President/Human Resource Manager from January 2008 and Vice President/Market Manager of the Bank since November 2000. Prior to joining the Bank, he was employed with First Citizens Bank, Billings, MT as a Vice President Retail Manager from 1996-2000 and also had an extensive career with First Bank System from 1980-1996 in Montana, Nebraska, and Iowa. Mr. Sanchez attended Eastern Montana College with a focus in Business Administration.
MICHAEL WESTBERG, age 46, has served as the Senior Vice President/Chief Credit Officer of the Bank since January 2011.  Prior to that time, he served as Senior Vice President/Corporate Strategy of the Bank from May 2008 and Senior Vice President/Personal Banking of the Bank between July 2006 and May 2008. Mr. Westberg joined the Bank in February 1996 as a branch manager. Mr. Westberg received his B.A in Management from The University of Sioux Falls, Sioux Falls,

SD. Mr. Westberg also graduated with High Honors from ABA's National Graduate School of Banking, Fairfield University, Fairfield, CT.
        WENDY A. WILLS, age 41, has served as Senior Vice President/Corporate Strategy of the Bank since January 2013. Prior to that time, she served as Vice President/Corporate Strategy of the Bank since January 2011 and Vice President/Marketing since May 2010. Ms. Wills first joined the Bank in 1997 holding various positions in marketing and was promoted to Vice President/Marketing in 2007. From 2007 to 2010, she worked for HenkinSchultz Communication Arts as a Senior Account Executive. Ms. Wills received her B.A. degree in Studio Art and Communications from Concordia College in Moorhead, Minnesota.
BRUCE E. HANSON, CPA, age 50, has served as Vice President, Controller of the Bank since October 2008. Prior to joining the Bank, he was employed as Vice President, Controller at South Dakota State Medical Holding Co., dba Dakotacare, from 1996 to September 2008. Mr. Hanson received his B.A. degree in Accounting from the University of South Dakota.
There are no family relationships involving any of the Company's executive officers, directors and director nominees.

Item 1A.    Risk Factors
The following are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these risk factors could cause our actual results to differ materially from those expressed in any forward-looking statement. The risks we have highlighted below are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results or cash flow could be negatively affected. We caution you to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.
Risks Related to Our Industry and Business
Difficult economic and market conditions have adversely affected our industry.
From December 2007 to June 2009, the United States experienced the worst economic downturn since the Great Depression. This period was marked by reduced business activity across a wide range of industries and regions, significant increases in unemployment, volatility and disruption in the capital and credit markets, and dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, which negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States. The recession was also marked by tightening of the credit markets and steep declines in the stock markets, which resulted in a difficult loan environment and decreased the value of our portfolio of investment securities.
Although the domestic economy continued its modest recovery during our 2013 fiscal year, the recovery is weak and there can be no assurance that the economy will not enter into another recession, whether in the near or long term. Furthermore, real estate values and the demand for commercial real estate loans have not fully recovered, and reduced availability of commercial credit and continuing unemployment have negatively impacted the credit performance of commercial and consumer credit. Additional market developments such as a worsening of economic conditions in Europe would likely exacerbate the lingering effects of the difficult market conditions experienced by us and others in the financial services industry and could further slow, stall or reverse the slow recovery in the U.S.
Increased regulation of our industry continues to increase our regulatory compliance costs, impact our sources of revenue, and create regulatory uncertainty.
Implementation of the 2010 Dodd-Frank Act and other legislative and regulatory initiatives taken by Congress and the federal banking regulators has changed and will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of banking institutions and their holding companies, which is expected to continue to significantly increase our regulatory compliance costs.
Our regulators continue to propose rules and implement provisions of the Dodd-Frank Act. For example, the Dodd-Frank Act required the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. In July 2013, the Federal Reserve and other federal banking agencies issued a final rule revising regulatory capital rules applicable to all insured depository institutions and their holding companies (except for certain savings and loan holding companies engaged in commercial activities). The new rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The new minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The new minimum capital requirements are anticipated to become effective on January 1, 2015. As a result, no later than July 2015, the Company will become subject to consolidated capital requirements which we have not been subject to previously.
The Dodd-Frank Act also created a new government agency, the Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions like the Bank, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. In early 2013, the CFPB issued eight final rules concerning the regulation of mortgage markets in the U.S. pursuant to the Dodd-Frank Act. These rules amend several existing regulations, including Regulation Z (Truth in Lending), X (Real Estate Settlement Procedures Act), and B (Home Mortgage Disclosure).
Many other provisions of the Dodd-Frank Act still require extensive rulemaking, guidance and interpretation by regulatory agencies. Accordingly, in many respects, the ultimate impact of the legislation and its effects on the U.S. financial system and the Company remain uncertain. We are continuing to closely monitor and evaluate regulatory developments. Such developments could adversely affect our financial condition and results of operations through significant increases in our regulatory compliance costs.
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
Our success and growth is dependent on the income levels, deposits and population growth in our primary market area, which are communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area ("MSA") and the cities of Pierre, Mitchell, Aberdeen, Brookings, Watertown and Yankton, and Minneapolis, Minnesota. If the communities in which we operate do not grow or if prevailing economic conditions locally are unfavorable, our business will be negatively affected.

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
For example, credit card issuers are a significant employer in the Sioux Falls MSA. New regulation or other changes that negatively impact the credit card industry and cause these companies to scale back their operations and reduce personnel could negatively affect the economic conditions in South Dakota, which in return could negatively impact our credit risk and business.
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
The Bank currently has a $15.0 million unsecured line of federal funds with First Tennessee Bank, NA, which did not have an outstanding balance at June 30, 2013 and 2012. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Bank currently has a $20.0 million unsecured line of federal funds with Zions Bank, which did not have an outstanding balance at June 30, 2013 and 2012. The line was advanced upon during the past 12 months for contingent funding testing purposes.
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
Our results of operations will be affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of lending institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. If short-term interest rates rise, and if rates on our deposits and borrowings re-price upwards faster than the rates on our long-term loans and investments, we may experience compression of our net interest margin, which will have a negative effect on our results of operations. We cannot predict the nature or impact of future changes in monetary and fiscal policies. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations, and cash flows.
While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities and pricing of our assets and liabilities, our efforts may not be effective in a changing rate environment and our financial condition and results of operations may suffer.
Changes in market interest rates or other conditions may have an adverse impact on the fair value of the Company’s available-for-sale securities, stockholders’ equity and profits.
GAAP requires the Company to carry its available-for-sale securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are included as a component of stockholders’ equity. When market rates of interest increase, the fair value of the Company’s securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and stockholders’ equity correspondingly increases. However, due to significant disruptions in global financial markets, such as those which occurred in 2008, this usual relationship can be disrupted.

Prices and volumes of transactions in the nation’s securities markets can be affected suddenly by economic crises, such as that experienced in the United States and internationally in 2008, or by other national or international crises, such as national disasters, acts of war or terrorism, changes in commodities markets, or instability in foreign governments. Disruptions in securities markets may detrimentally affect the value of securities that we hold in our investment portfolio, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
A significant portion of our loan portfolio is secured by real estate; therefore, we have a high degree of risk from a downturn in our real estate markets and the local economy and face risks that are unique to holding foreclosed real estate.
A downturn in the real estate market and local economy in South Dakota could hurt our business because a significant portion of our loans are secured by real estate located in South Dakota. Real estate values and real estate markets are generally affected by, among other things, changes in regional or local economic conditions, fluctuations in interest rates, and the availability of loans to potential purchasers. If real estate values decline in South Dakota, including farmland values, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.
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
Agricultural loans comprised 25.5% of our total loan and lease portfolio at June 30, 2013. A number of these loans have relatively large balances. Payments on agricultural loans are dependent on the profitable operation or management of the farm property securing the loans. The deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower's control, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural loan portfolio. While virtually all of our agricultural operating loan crop borrowers utilize federal crop insurance programs to insure against weather-related losses, we cannot be certain that insurance coverages will be adequate to fully satisfy cash flow and associated operating requirements. Furthermore, any extended period of low commodity prices, significantly reduced yields on crops, reduced levels of government assistance to the agricultural industry and/or reduced farmland values could result in a significant increase in our nonperforming loans. An increase in nonperforming loans could result in a loss of net income from these loans, an increase in the provision for loan losses, and/or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.
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
We may make opportunistic whole or partial acquisitions of troubled financial institutions in transactions facilitated by the FDIC. In addition to the risks frequently associated with acquisitions, an acquisition of a troubled financial institution may involve a greater risk that the acquired assets under perform compared to our expectations. Because these acquisitions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks including, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems. Additionally, while the FDIC may agree to assume certain losses in transactions that it facilitates, there can be no assurances that we would not be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have dilutive effect on earnings per share and share ownership.
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
We are subject to security and operational risks, especially relating to our use of technology that could damage our reputation and our business.
We rely heavily on communications and information systems to conduct our business. Furthermore, we have access to large amounts of confidential financial information and control substantial financial assets, including those belonging to our customers, to whom we offer remote access, and we regularly transfer substantial financial assets by electronic means. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any failure, interruption or breach in security of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, our security measures may not be successful.
In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations. We also face the risk of operational disruption, failure, termination or capacity constraints caused by third parties that facilitate our business activities by providing technology such as software applications, as well as financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure.

We also face the potential risk of losses due to fraud, including commercial checking account fraud, automated teller machine ("ATM") skimming and trapping, write-offs necessitated by debit card fraud, and other forms of online banking fraud, which are being more sophisticated and present new challenges as mobile banking increases, as well as employee fraud. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on our business, financial condition and results of operations.
We continually encounter technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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
We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of junior subordinated debentures to these trusts. The accompanying junior subordinated debentures have an aggregate liquidation amount totaling $24.8 million at June 30, 2013. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.
Risks Relating to Our Common Stock
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of our common stock at times or at prices you find attractive.
The stock market and, in particular, the market for financial institution stocks, experienced significant volatility during the recent economic downturn. In some cases, the markets produced downward pressure on stock prices for certain issuers without regard to those issuers' underlying financial strength. Furthermore, the trading price of the shares of our common stock depends on many other factors that may change from time to time and may be beyond our control. This may make it difficult for you to resell shares of our common stock at times or at prices you find attractive.
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
We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We may evaluate opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations, and subject to market conditions, we may take further capital actions. Such actions could include, among other things, the issuance of shares of common stock in public or private transactions in order to further increase our capital levels above the requirements for a well-capitalized institution established by the federal bank regulatory agencies as well as other regulatory targets.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104. At June 30, 2013, the Bank has a total of 27 banking centers in its market area and Internet access located at www.homefederal.com and www.infiniabank.com. Of such 27 total banking centers, the Bank owns 14, including the main office, and leases 13 others. For a description of the Bank's market area, see Item 1, "Business—Market Area" of this Form 10-K.

The total net book value of the Company's premises and equipment (including land, building, leasehold improvements and furniture, fixtures and equipment) at June 30, 2013 was $13.9 million. Management believes there is a continuing need to keep facilities and equipment up-to-date and continued investment will be necessary in the future.

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
The following table sets forth the range of high and low sale prices for the Company's common stock for each quarter of the two most recent fiscal years ended June 30, 2013 and 2012. Quotations for such periods are as reported by the NASDAQ Global Market.

FISCAL 2013	HIGH	LOW
1st Quarter	$13.25	$11.00
2nd Quarter	$13.15	$11.85
3rd Quarter	$14.00	$12.76
4th Quarter	$14.55	$12.56

FISCAL 2012	HIGH	LOW
1st Quarter	$10.94	$7.76
2nd Quarter	$10.85	$8.21
3rd Quarter	$12.25	$10.38
4th Quarter	$12.99	$11.85

At September 9, 2013, the Company had 416 holders of record of its common stock.
The transfer agent for the Company's common stock is Computershare, P.O. Box 358015, Pittsburgh, PA 15252.
Dividends
The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share throughout fiscal 2013. The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share in fiscal 2012. On July 29, 2013, the Board of Directors announced the approval of a cash dividend of $0.1125 per share and the Company paid the respective cash dividends on August 16, 2013 to stockholders of record on August 9, 2013.

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
In addition, the Company has a line of credit for $4.0 million with United Bankers' Bank with no outstanding balance at June 30, 2013. The line of credit matures on October 1, 2013. In case of default on the line of credit, the Company's ability to pay cash dividends may be restricted.
Stockholder Return Performance
The following line graph compares the cumulative total stockholder return on the Company's common stock to the comparable cumulative total return of the NASDAQ Market Index and the NASDAQ Bank Index for the last five years.
The performance graph assumes that on July 1, 2008, $100 was invested in the Company's common stock (at the closing price of the previous trading day) and in each of the indexes. The comparison assumes the reinvestment of all dividends. Cumulative total stockholder returns for the Company's common stock, the NASDAQ Market Index and the NASDAQ Bank Index are based on the Company's fiscal year ending June 30, 2013. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL STOCKHOLDER RETURN
AMONG HF FINANCIAL CORP., NASDAQ MARKET INDEX AND NASDAQ BANK INDEX
ASSUMES $100 INVESTED ON JULY 01, 2008 AND DIVIDENDS REINVESTED
Equity Compensation Plan Information
The following table sets forth certain information about the common stock that may be issued upon exercise of options, warrants and rights under all of the Company's existing equity compensation plans at June 30, 2013, including the 2002 Stock Option and Incentive Plan, the 1996 Director Restricted Stock Plan, and the 1991 Stock Option and Incentive Plan (collectively, the "Incentive Plans"). The 1996 Director Restricted Stock Plan expired on January 1, 2007, the 1991 Stock Option and Incentive Plan expired on October 27, 2002, and the 2002 Stock Option and Incentive Plan expired on September 20, 2012. Although the column below entitled "Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights" includes common stock to be issued upon unexpired options issued under the Incentive Plans, no common stock remains available for future awards under the Incentive Plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity plan compensation plans approved by stockholders	137,481	$13.98	—
Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A
Total	137,481	$13.98	—
Sales of Unregistered Stock
None.
Issuer Purchases of Equity Securities
None.

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial statement and operations data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K and with Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The Company's selected financial statement and operations data for each of the fiscal years 2009 through 2013 have been derived from audited consolidated financial statements, which have been audited by Eide Bailly, LLP, the Company's independent public accountants.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$1,217,512	$1,192,591	$1,193,513	$1,254,972	$1,177,748
Securities available for sale	424,481	373,246	234,860	264,442	222,910
Correspondent bank stock	8,936	7,843	8,065	10,334	12,476
Loans and leases receivable, net	685,028	673,138	811,178	862,704	842,812
Loans held for sale	9,169	16,207	11,991	25,287	14,881
Deposits	898,761	893,859	893,157	914,264	837,868
Advances from FHLB and other borrowings	167,163	142,394	147,395	190,719	212,869
Subordinated debentures payable to trusts	24,837	27,837	27,837	27,837	27,837
Stockholders' equity	97,271	96,816	94,446	94,435	68,675

	Years Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Selected Statement of Income Data:
Interest and dividend income	$38,991	$47,211	$54,411	$57,354	$60,688
Interest expense	10,607	13,563	17,077	20,681	25,359
Net interest income	28,384	33,648	37,334	36,673	35,329
Provision for losses on loans and leases	271	1,770	8,616	2,950	1,679
Net interest income after provision for losses on loans and leases	28,113	31,878	28,718	33,723	33,650
Loan servicing income, net	476	603	1,576	2,042	2,301
Gain on sale of loans	4,613	2,664	2,845	1,841	1,906
Gain (loss) on sale of securities, net	2,110	1,490	(3,602)	1,853	904
Loss on disposal of closed-branch fixed assets	(22)	(473)	—	—	—
Net impairment losses recognized in earnings	—	—	(549)	(2,683)	(405)
Goodwill impairment losses recognized in earnings	—	—	—	(585)	—
Other noninterest income	7,946	8,611	8,604	7,961	7,896
Noninterest expense	(34,332)	(37,115)	(37,144)	(35,451)	(34,566)
Income before income taxes	8,904	7,658	448	8,701	11,686
Income tax expense (benefit)	3,034	2,493	(231)	2,956	3,870
Net income	5,870	5,165	679	5,745	7,816
Preferred stock dividends and accretion	—	—	—	—	1,316
Net income available to common stockholders	$5,870	$5,165	$679	$5,745	$6,500

	Years Ended June 30,
	2013	2012	2011	2010	2009
Basic earnings per common share: Net income	$0.83	$0.74	$0.10	$1.00	$1.62
Diluted earnings per common share: Net income	0.83	0.74	0.10	1.00	1.61
Dividends declared per share	0.45	0.45	0.45	0.45	0.45
Dividend payout ratio(1)	54.22%	60.80%	450.00%	45.00%	27.78%
Interest rate spread (average during period)	2.40	2.81	3.05	3.04	2.95
Net interest margin(2)	2.58	3.03	3.27	3.29	3.26
Net interest margin, TE(3)	2.63	3.07	3.31	3.34	3.32
Average interest-earning assets to average interest-bearing liabilities	1.20	1.18	1.15	1.14	1.13
Equity to total assets (end of period)	7.99	8.12	7.93	7.54	5.84
Equity-to-assets ratio (ratio of average equity to average total assets)	8.35	7.98	7.72	7.07	6.98
Nonperforming assets to total assets (end of period)	1.90	1.49	3.12	0.73	1.07
Allowance for loan and lease losses to nonperforming loans and leases (end of period)	47.49	65.29	39.23	116.31	73.83
Allowance for loan and lease losses to total loans and leases (end of period)	1.54	1.55	1.73	1.10	0.99
Nonperforming loans and leases to total loans and leases (end of period)(4)	3.25	2.37	4.42	0.94	1.35
Noninterest expense to average total assets	2.91	3.10	3.03	3.02	3.00
Net interest income after provision for losses for loans and leases to noninterest expense (end of period)	81.89	85.89	77.32	93.58	97.35
Return on assets (ratio of net income to average total assets)	0.50	0.43	0.06	0.48	0.68
Return on equity (ratio of net income to average equity)	5.96	5.41	0.72	6.82	9.73
Operating Efficiency Ratio(5)	77.52	77.17	78.34	73.71	69.83
Efficiency Ratio(6)	78.91	79.74	80.38	75.57	72.12
Number of full-service offices	27	28	34	33	33
_____________________________________

(1)	Dividends declared per share divided by net income per share.

(2)	Net interest income divided by average interest-earning assets.

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

(6)	Total noninterest expense divided by the sum of net interest income plus total noninterest income.
The non-GAAP disclosure reconciliation of the operating efficiency ratio is as follows:

	Years Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Noninterest expense (line a)	$34,332	$37,115	$37,144	$36,036	$34,566
Total revenue (net interest income and other noninterest income)	43,507	46,543	46,208	47,687	47,931
Net Interest expense on Trust Preferred Debt Securities included in net interest income	761	1,076	1,207	1,205	1,568
Loss on disposal of closed-branch fixed assets	22	473	—	—	—
Total revenue, excluding net interest income effect of Trust Preferred Debt Securities and loss on disposal of closed-branch fixed assets, net (line b)	$44,290	$48,092	$47,415	$48,892	$49,499
Operating efficiency ratio (line a / line b)	77.52%	77.17%	78.34%	73.71%	69.83%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the following parts of this Form 10-K: Forward-Looking Statements, Part II, Item 8 "Financial Statements and Supplementary Data," Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk," and Part I, Item 1 "Business."
Executive Summary
The Company's net income for fiscal 2013 was $5.9 million, or $0.83 in diluted earnings per common share, compared to $5.2 million, or $0.74 in diluted earnings per common share, for fiscal 2012. Return on average equity was 5.96% at June 30, 2013, compared to 5.41% at June 30, 2012. The return on average assets was 0.50% and 0.43%, respectively, for fiscal 2013 and fiscal 2012. Earnings reflected a more efficient branch network and a robust mortgage lending operation in fiscal 2013. As discussed in more detail below, the increase in earnings was due to a variety of key factors, including a decrease in the provision for losses on loans and leases of $1.5 million, a decrease in noninterest expense of $2.8 million and an increase in noninterest income of $2.2 million, partially offset by a decrease in net interest income of $5.3 million and an increase in income taxes of $541,000.
During fiscal 2013, the Company benefited from continued proactive management of problem assets leading to a $1.5 million reduction in provision for loan and lease losses as compared to fiscal 2012. Total past due loans 30 days or greater were $2.6 million at June 30, 2013, compared to $9.1 million one year earlier. While a majority of problem asset stress in recent years related to the agricultural portfolio, and in particular dairy operations, signs of stabilization did occur and commodity prices remained favorable for most agricultural production in 2012 and continuing into 2013.
Agricultural and commercial real estate accounted for the majority of the increase in loan balances between fiscal 2013 and 2012. Agricultural business and commercial real estate loans were the primary contributors to this overall increase since the prior fiscal year end with growth of $16.1 million and $13.7 million, respectively. Consumer loans partially offset the increase to gross loans with a net decrease of $21.9 million since June 30, 2012, to $139.7 million at June 30, 2013. Consumer home equity loans decreased by $15.2 million since the prior year end, which was the primary factor in the consumer loan overall decrease and reflective of consumer refinance activity. The portfolio segments of commercial real estate and agricultural are the largest segments of the loan portfolio and comprise 43.3% and 25.5%, respectively, which is an increase from 41.7% and 22.7% at June 30, 2012. The increased activity during fiscal 2013 reinforces our belief that the overall local economy has shown continued signs of recovery and that local businesses are stabilized and looking for additional opportunities. The agricultural loans include a diverse range of agricultural enterprises, including grain production, dairy and livestock operations. The credit risk related to agricultural loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations or on the value of underlying collateral, if any. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing each borrower's financial soundness and relationship on an ongoing basis.
The provision for loan losses is the charge to net income that management determines to be necessary to maintain the allowance for loan and lease losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. The allowance for loan and lease losses remained relatively stable during fiscal 2013 and totaled $10.7 million at June 30, 2013. The ratio of allowance for loan and lease losses to total loans and leases was 1.54% at June 30, 2013, compared to 1.55% at June 30, 2012. The specific valuation allowance of $2.5 million, is comprised primarily of $1.5 million allowance attributed to agricultural loans and $665,000 allowance attributed to commercial business loans. The remainder of the allowance for loan and lease losses is the general valuation allowance which is evaluated based primarily upon a review of historical loss and environmental factors. During fiscal 2013, the general valuation allowance decreased by $167,000, compared to June 30, 2012. At June 30, 2013, classified assets declined to $40.2 million as compared to $42.9 million at June 30, 2012. Total nonperforming assets at June 30, 2013 were $23.2 million as compared to $17.8 million at June 30, 2012. The ratio of nonperforming assets to total assets was 1.90% for June 30, 2013, compared to 1.49% at June 30, 2012.
The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history over 12, 36, and 60 month time periods, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.  Management intends to continue its disciplined credit administration and loan underwriting processes and to remain focused on the creditworthiness of new loan originations.  Management believes that it has identified the most significant nonperforming assets in the loan portfolio and is working to clarify and resolve the credit, credit administration, and environmental factor issues related to these assets to obtain the most favorable outcome for the Company. See "Asset Quality" for more information.
 Total deposits at June 30, 2013, were $898.8 million, an increase of $4.9 million, or 0.5%, from June 30, 2012. Due to the continued low interest rate environment, the Company experienced a preference by customers of non-maturity deposits. Noninterest-bearing checking accounts increased $9.9 million to $156.9 million at June 30, 2013, while interest-bearing checking accounts and money market accounts increased $13.3 million and $2.5 million, respectively, to $151.4 million and $212.8 million. Savings and certificates of deposits decreased $5.5 million and $15.3 million, respectively, from the prior year end to $115.6 million and $262.1 million, at June 30, 2013. Public funds, which are included in the various types of deposits account balances, decreased $33.4 million, or 19.0%, from June 30, 2012, to $142.4 million. Interest expense on deposits was $4.8 million for fiscal 2013, a decrease of $2.5 million, or 34.1%, over fiscal 2012.
Management's objectives are to provide capital sufficient to cover the risks inherent in the Company's businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. The total risk-based capital ratio was 15.83% at June 30, 2013, compared to 15.87% at June 30, 2012. Tier I capital decreased 10 basis points to 9.56% at June 30, 2013 when compared to 9.66% at June 30, 2012. These capital ratios continued to allow the Bank to meet the regulatory criteria to be considered a "well-capitalized" institution at June 30, 2013. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages. The Company continued to return capital to investors through a quarterly dividend, or $0.45 per diluted common share on an annual basis.
The current interest rate environment has been directly affected by the intervention of the Federal Reserve as it assisted in the economic recovery. The target federal funds rate remained at 25 basis points during fiscal 2013. The impact of this historically low interest rate environment on the Company has been mixed. While the low interest rates negatively affected yields of loans and the securities portfolio, the impact to our cost of funds was favorable.
Net interest income for fiscal 2013 was $28.4 million, a decrease of $5.3 million, or 15.6%, compared to fiscal 2012.  The net interest margin was 2.58%, compared to 3.03% for the prior year, a decrease of 45 basis points. On a fully taxable equivalent basis, the net interest margin for fiscal 2013 was 2.63%, compared to 3.07% in fiscal 2012. Net Interest Margin, TE is a non-GAAP financial measure. See "Analysis of Net Interest Income" for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful. The yield on earning assets decreased from 4.25% to 3.55%, a decrease of 70 basis points. For the same period, the cost of funds rate on interest-bearing liabilities decreased from 1.44% in fiscal 2012 to 1.15% in fiscal 2013, a change of 29 basis points. Decreases in average balances from fiscal 2012 to fiscal 2013 for average interest-earning assets and interest-bearing liabilities were 1.0% and 2.6%, respectively. The average yield on interest-earning assets decreased primarily due to the repricing of adjustable rate loans, refinancing activity and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-backed securities purchased at a premium.

Variability of the net interest margin ratio may be affected by many factors, including Federal Reserve policies for short-term interest rates, competitive and global economic conditions and customer preferences for various products and services. At June 30, 2013, management believes that it has positioned the institution for a neutral interest rate risk profile, whereas an asset sensitive institution will generally realize an increase in income if interest rates rise due to the fact that more assets will be reinvested at higher market rates than liabilities. However, within a 12 to 24 month time horizon, there may be a slight lag effect where liabilities may initially reprice faster than assets for a portion of the time period.
Noninterest income was $15.1 million for fiscal 2013, compared to $12.9 million for the prior fiscal year, an increase of $2.2 million, or 17.3%. This increase was due to increases in gain on sale of loans and fees on deposits, but was partially offset by a decrease in net loan servicing income. The gain on sale of loans increased by $1.9 million due to a record year of increased volume of originated single-family loans. Deposit fees increased $485,000 to $6.5 million for fiscal 2013, as compared to fiscal 2012, but included a one-time nonrecurring vendor incentive fee related to a debit card brand change of $600,000 which was received in the first quarter of fiscal 2013. Investment security gains totaled $2.1 million for fiscal 2013, which is an increase of $620,000 compared to the prior fiscal year. The increases in security gains were partially offset by a decrease in other noninterest income of $1.4 million, which includes the loss on terminations of certain interest rate swap contracts of $2.2 million and a gain on the extinguishment of a subordinated debenture of $870,000.
Net loan servicing income decreased $127,000 to $476,000 for fiscal 2013 due to an increase in amortization expense and a decrease in service fee income of $401,000 and $253,000, respectively, and partially offset by a decrease in net valuation provisions of $527,000 when compared to the prior fiscal year. The valuation of mortgage servicing rights ("MSRs"), as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. If market interest rates for one- to four-family loans increase and/or actual or expected loan prepayment expectations decrease in future periods, the Company could recover all or a portion of its previously established allowance on MSRs, as well as record reduced levels of MSR amortization expense. Alternatively, if interest rates decrease and/or prepayment expectations increase, the Company could potentially record additional charges to earnings related to increases in the valuation allowance on its MSRs. Lower interest rates also typically cause an increase in actual mortgage loan prepayment activity, which generally results in an increase in the amortization of MSRs.
Noninterest expense for fiscal 2013 was $34.3 million, a decrease of $2.8 million, or 7.5% as compared to fiscal 2012. Compensation and employee benefits, occupancy and equipment, and professional fees decreased by $434,000, $716,000, and $1.1 million, respectively.
Compensation and employee benefits decreased by 2.1% for fiscal 2013 as compared to fiscal 2012 due to a net reduction in base compensation expense in excess of variable compensation increases primarily related to mortgage commissions, a decrease in overall health claims, and partially offset by an increase in employee incentive pay programs. Management continues to assess staff efficiency and reported full-time equivalent ("FTE") employees of 306 at June 30, 2013, compared to 292 at June 30, 2012. This increase is primarily due to adding sales staff for mortgage origination and agricultural and business lending efforts.
Occupancy and equipment and professional fees decreased 14.6% and 34.8%, respectively, from fiscal 2012 primarily resulting from the expense savings related to the branch reductions previously mentioned and a reduction of certain employment, regulatory and governance matters that required additional resources in fiscal 2012.
The ability to successfully manage expenses is important to our long-term prosperity. During fiscal 2012, the Company executed on a strategic initiative to improve efficiency and completed six branch closures within the South Dakota market area as it merged branches into other nearby branches, without any noticeable impact to customer retention. During fiscal 2013, one additional branch closure was completed in the fourth fiscal quarter. Costs related to the recent closure included $22,000 for the disposition of closed-branch fixed assets and additional one-time expenses of $32,000 for severance and lease terminations. Management expects to recognize noninterest expense savings of $275,000 annually related to the fiscal 2013 branch closure.
The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements. The operating efficiency ratio (i.e., noninterest expense divided by total revenue adjusted for interest expense of trust preferred securities and the loss on disposal of closed-branch fixed assets) for fiscal 2013 was 77.52%, compared to 77.17% for the prior fiscal year, an increase of 35 basis points. The operating efficiency ratio excludes both the impact of net interest expense on the variable priced trust preferred securities and losses due to non-operating activities. The operating efficiency ratio is a non-GAAP financial measure. See Item 6, "Selected Financial Data—Non-GAAP Reconciliation of the Operating Efficiency Ratio" of this Form 10-K for further analysis. The Company had issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings. Net interest expense on the average balance totaling $27.6 million of trust preferred securities outstanding was $1.7 million for fiscal 2013, a $195,000 decrease from the prior fiscal year. The average rate paid for fiscal 2013 and fiscal 2012 was 6.03% and 6.69%, respectively. The total efficiency ratio (i.e., noninterest expense divided by total revenue) was 78.91% for the year ended June 30, 2013, compared to 79.74% for the prior year, a decrease of 83 basis points. Primary changes which affected the efficiency ratio from the prior year were the increase in revenue due to the $1.9 million increase in net gain on sale of loans and the decrease of $5.3 million in net interest income. As a result, the overall total revenues decreased by $3.0 million, while noninterest expenses decreased by $2.8 million. Management believes that improvement to the operating efficiency ratio can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.
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
In July 2013, the Federal Reserve and the OCC, the primary federal regulators for the Company and the Bank, respectively, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules.
The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period). Management believes that, as of June 30, 2013, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
The Basel III Capital Rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. Management anticipates adopting the one-time election to retain existing treatment for accumulated other comprehensive income at the appropriate reporting period. For additional information on the laws and regulations governing the activities of the Company and Bank, including the Basel III Capital Rules, see “Item 1: Business—Regulation”.
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
Financial Condition Data
At June 30, 2013, the Company had total assets of $1.22 billion, an increase of $24.9 million from the level at June 30, 2012. Total investment securities available for sale and net loans and leases receivable increased by $51.2 million and $11.9 million, respectively, while cash and cash equivalents and loans held for sale decreased $29.0 million and $7.0 million, respectively. Total liabilities increased by $24.5 million primarily due to increases in advances from FHLB and other borrowings and deposits of $24.8 million and $4.9 million, respectively, while subordinated debentures payable to trusts and accrued expenses and other liabilities decreased $3.0 million and $2.1 million, respectively. Stockholders' equity increased by $455,000 since June 30, 2012, primarily due to net income and reduced by dividends paid and an increase in accumulated other comprehensive loss.
The securities available for sale increased by $51.2 million due primarily to the purchase of securities in excess of investment security sales, maturities and repayments of $61.0 million during fiscal 2013. Total proceeds on the sale of securities during the fiscal year were $116.6 million for a net gain of $2.1 million. The increase in net loans and leases receivable, which excludes loans in process and deferred fees, was $11.9 million due to the increase in loan balances of $12.1 million and reduced by the increase in the allowance for loan and lease losses of $177,000. Commercial business, real estate and agricultural loans collectively increased by $34.0 million, while consumer loans decreased by $21.9 million.
Loans held for sale decreased $7.0 million, primarily due to timing of mortgage financing activity sold to secondary market investors and the resulting amount of one-to four-family loans held at June 30, 2013.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits increased $4.9 million, to $898.8 million at June 30, 2013, due primarily to the increase in core deposit accounts, exclusive of public funds and out-of-market certificates of deposits, and partially offset by a decrease in seasonal public fund balances. Core deposits increased $28.1 million, or 4.0% since June 30, 2012, while public fund deposit balances decreased $33.4 million. Advances from the FHLB and other borrowings increased $24.8 million, to $167.2 million at June 30, 2013 as compared to June 30, 2012, due to increased funding needs.
Stockholders' equity increased $455,000 at June 30, 2013 when compared to June 30, 2012. Increases in stockholders' equity were derived from net income of $5.9 million, and reduced by the payment of cash dividends of $3.2 million and a net increase in accumulated other comprehensive loss of $2.7 million.
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

	Years Ended June 30,
	2013			2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$696,075	$33,923	4.87%	$772,344	$42,283	5.47%	$867,346	$48,557	5.60%
Investment securities(2)(3)	395,082	4,844	1.23	329,387	4,671	1.42	263,964	5,526	2.09
Correspondent bank stock	7,943	224	2.82	8,101	257	3.17	10,047	328	3.26
Total interest-earning assets	1,099,100	$38,991	3.55%	1,109,832	$47,211	4.25%	1,141,357	$54,411	4.77%
Noninterest-earning assets	79,967			86,266			83,181
Total assets	$1,179,067			$1,196,098			$1,224,538
Interest-bearing liabilities:
Deposits:
Checking and money market	$360,833	$1,118	0.31%	$335,455	$1,999	0.60%	$283,368	$1,578	0.56%
Savings	115,331	282	0.24	120,285	346	0.29	85,053	282	0.33
Certificates of deposit	271,132	3,362	1.24	313,174	4,883	1.56	411,918	7,712	1.87
Total interest-bearing deposits	747,296	4,762	0.64	768,914	7,228	0.94	780,339	9,572	1.23
FHLB advances and other borrowings	144,339	4,179	2.90	147,038	4,474	3.04	182,672	5,682	3.11
Subordinated debentures payable to trusts	27,606	1,666	6.03	27,837	1,861	6.69	27,837	1,823	6.55
Total interest-bearing liabilities	919,241	10,607	1.15	943,789	13,563	1.44	990,848	17,077	1.72
Noninterest-bearing deposits	130,291			122,759			104,368
Other liabilities	31,045			34,141			34,761
Total liabilities	1,080,577			1,100,689			1,129,977
Equity	98,490			95,409			94,561
Total liabilities and equity	$1,179,067			$1,196,098			$1,224,538
Net interest income; interest rate spread		$28,384	2.40%		$33,648	2.81%		$37,334	3.05%
Net interest margin(4)			2.58%			3.03%			3.27%
Net interest margin, TE(5)			2.63%			3.07%			3.31%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Net interest income divided by average interest-earning assets.

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
The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Years Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Net interest income	$28,384	$33,648	$37,334	$36,673	$35,329
Taxable equivalent adjustment	488	378	500	563	657
Adjusted net interest income	28,872	34,026	37,834	37,236	35,986
Average interest-earning assets	1,099,100	1,109,832	1,141,357	1,113,956	1,083,054
Net interest margin, TE	2.63%	3.07%	3.31%	3.34%	3.32%

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

	Years Ended June 30,			Years Ended June 30,
	2013 vs 2012			2012 vs 2011
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$(4,178)	$(4,182)	$(8,360)	$(5,278)	$(996)	$(6,274)
Investment securities(2)	928	(755)	173	1,361	(2,216)	(855)
Correspondent bank stock	(5)	(28)	(33)	(64)	(7)	(71)
Total interest-earning assets	$(3,255)	$(4,965)	$(8,220)	$(3,981)	$(3,219)	$(7,200)
Interest-bearing liabilities:
Deposits:
Checking and money market	$154	$(1,035)	$(881)	$289	$132	$421
Savings	(12)	(52)	(64)	113	(49)	64
Certificates of deposit	(655)	(866)	(1,521)	(1,854)	(975)	(2,829)
Total interest-bearing deposits	(513)	(1,953)	(2,466)	(1,452)	(892)	(2,344)
FHLB advances and other borrowings	(85)	(210)	(295)	(1,105)	(103)	(1,208)
Subordinated debentures payable to trusts	(15)	(180)	(195)	—	38	38
Total interest-bearing liabilities	$(613)	$(2,343)	$(2,956)	$(2,557)	$(957)	$(3,514)

Net interest income	$(2,642)	$(2,622)	$(5,264)	$(1,424)	$(2,262)	$(3,686)
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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

The time periods considered for historical loss experience are the last five years, the last three years and the last 12 months. The Company also evaluates the sufficiency of the overall allocations used for the loan loss allowances by considering the loss experience in the most recent 12 month period.
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
At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. The majority of the Company's MSRs in the portfolio were acquired from the South Dakota Housing Development Authority's first-time homebuyer's program. Due to the lack of quoted markets for the Company's servicing portfolio, the Company estimates the fair value of the MSRs using a present value of future cash flow analysis. If the fair value is greater than or equal to the amortized book value of the MSRs, no impairment is recognized. If the fair value is less than the book value, an expense for the difference is charged to net income by initiating a MSR valuation account. If the Company determines this impairment is temporary, any future changes in impairment are recorded as a change in net income and the valuation account. If the Company determines the impairment to be permanent, the valuation is written off against the MSRs, which results in a new amortized balance.
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, a valuation reserve of $1.2 million has been recorded for temporary impairment at June 30, 2013, of which $361,000 was recorded during fiscal 2013.
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
The amount of the credit loss component of a security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At June 30, 2013, the Company does not have other-than-temporarily impaired securities for which credit losses exist.
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

Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased $5.4 million during the fiscal year to $23.2 million at June 30, 2013. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 1.90% at June 30, 2013, from 1.49% at June 30, 2012.
Nonaccruing loans and leases increased to $22.6 million at June 30, 2013 compared to $16.1 million at June 30, 2012. Included in nonaccruing loans and leases at June 30, 2013 were two consumer residential relationships totaling $236,000, six commercial business relationships totaling $4.4 million, one commercial leasing relationship of $35,000, seven commercial real estate relationships totaling $1.2 million, nine agricultural real estate relationships totaling $11.6 million, five agricultural business relationships totaling $4.1 million, and 20 consumer relationships totaling $1.0 million.
There were no accruing loans and leases delinquent more than 90 days at June 30, 2013 compared to $107,000 at June 30, 2012. Loans delinquent more than 90 days remain in accruing status for loans that either have corresponding government guaranties or large loan to value ratios which improve the likelihood of collecting the accruing interest, if collection proceedings were to commence.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $22.6 million, an increase of $6.4 million from the levels at June 30, 2012. Approximately two-thirds of the nonperforming loans at June 30, 2013 were comprised of dairy operations which is similar to the percentage at June 30, 2012. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
At June 30, 2013, the Company had $564,000 of foreclosed assets. The balance of foreclosed assets consisted of $557,000 in single-family residences and $7,000 in consumer vehicles.
At June 30, 2013, the Company had designated $40.2 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $987,000 of unused lines of credit for those borrowers that have classified assets. At June 30, 2013, the Company had $6.5 million in commercial real estate and commercial business loans purchased, of which none of the amounts were classified at June 30, 2013. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the June 30, 2013, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2013 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated:

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$236	$31	$1,866	$159	$977
Commercial business	4,365	1,813	687	469	405
Equipment finance leases	35	17	126	862	272
Commercial real estate	1,180	1,254	784	716	177
Multi-family real estate	27	32	—	—	—
Agricultural real estate	11,634	11,185	14,002	85	739
Agricultural business	4,113	1,169	12,838	3,096	6,456
Consumer direct	15	3	54	21	—
Consumer home equity	1,018	569	451	564	355
Consumer indirect	—	2	36	64	—
Total	22,623	16,075	30,844	6,036	9,381
Accruing loans and leases delinquent more than 90 days:
One- to four-family	—	107	113	—	—
Commercial business	—	—	214	167	349
Equipment finance leases	—	—	—	334	264
Commercial real estate	—	—	56	201	277
Agricultural real estate	—	—	1,399	429	319
Agricultural business	—	—	3,855	1,043	875
Consumer OD & reserve	—	—	—	22	8
Consumer indirect	—	—	6	—	—
Total	—	107	5,643	2,196	2,092
Foreclosed assets:
One- to four-family	557	1,515	667	212	406
Commercial business	—	—	29	32	35
Equipment finance leases	—	—	15	212	105
Agricultural real estate	—	109	—	482	482
Consumer direct	7	3	—	4	25
Consumer indirect	—	—	2	4	32
Total(1)	564	1,627	713	946	1,085
Total nonperforming assets(2)	$23,187	$17,809	$37,200	$9,178	$12,558
Ratio of nonperforming assets to total assets(3)	1.90%	1.49%	3.12%	0.73%	1.07%
Ratio of nonperforming loans and leases to total loans and leases(4)	3.25%	2.37%	4.42%	0.94%	1.35%
Accruing troubled debt restructures(5)	$1,792	$1,213	$2,693	$4,000	$—
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total assets of the Company and its direct and indirect subsidiaries on a consolidated basis.

(4)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(5)	Includes non-compliant consumer TDR of $39,000 at June 30, 2013.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated:

	Years Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Balance at beginning of period	$10,566	$14,315	$9,575	$8,470	$5,933
Charge-offs:
One- to four-family	(21)	(272)	(52)	(126)	(140)
Construction	—	(32)	—	—	—
Commercial business	(264)	(1,311)	(656)	(687)	(36)
Equipment finance leases	(20)	(42)	(401)	(324)	(121)
Commercial real estate	(7)	(941)	(69)	(17)	(112)
Agricultural real estate	(21)	(1,536)	(1,885)	(16)	(80)
Agricultural business	(374)	(3,102)	—	—	—
Consumer direct	(75)	(67)	—	(176)	(77)
Consumer home equity	(586)	(909)	—	(267)	(481)
Consumer OD & reserve	(221)	(222)	(1,153)	(270)	(282)
Consumer indirect	(26)	(27)	—	(126)	(240)
Total charge-offs	(1,615)	(8,461)	(4,216)	(2,009)	(1,569)
Recoveries:
One- to four-family	20	13	1	4	4
Commercial business	287	183	150	—	2,217
Equipment finance leases	8	59	—	7	—
Commercial real estate	—	539	—	—	—
Construction	—	10	—	—	—
Agricultural real estate	233	228	2	—	5
Agricultural business	743	1,770	—	—	—
Consumer direct	18	7	—	14	28
Consumer home equity	65	24	—	5	5
Consumer OD & reserve	89	79	187	83	78
Consumer indirect	58	30	—	51	90
Total recoveries	1,521	2,942	340	164	2,427
Net recoveries (charge-offs)	(94)	(5,519)	(3,876)	(1,845)	858
Additions charged to operations	271	1,770	8,616	2,950	1,679
Allowance related to assets acquired (sold), net	—	—	—	—	—
Balance at end of period	$10,743	$10,566	$14,315	$9,575	$8,470
Ratio of net (recoveries) charge-offs during the period to average loans and leases outstanding during the period	0.01%	0.71%	0.45%	0.21%	(0.10)%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.54%	1.55%	1.73%	1.10%	0.99%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	47.49%	65.29%	39.23%	116.31%	73.83%
_____________________________________

(1)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company's allowance for loan and lease losses and impaired loss summary are summarized in the following tables.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance
	(Dollars in Thousands)
Residential(1)	$203	1.89%	$347	3.28%	$333	2.32%	$216	2.26%	$416	4.91%
Commercial business(2)	1,558	14.50	977	9.25	1,464	10.23	2,569	26.83	2,698	31.86
Commercial real estate(1)	2,373	22.09	2,063	19.53	1,683	11.76	1,884	19.67	1,302	15.37
Agricultural	4,637	43.16	4,493	42.52	9,266	64.73	3,633	37.94	2,774	32.75
Consumer	1,972	18.36	2,686	25.42	1,569	10.96	1,273	13.30	1,280	15.11
Total	$10,743	100.00%	$10,566	100.00%	$14,315	100.00%	$9,575	100.00%	$8,470	100.00%
_____________________________________

(1)	Includes construction loans.

(2)	Includes equipment finance leases.
The distribution of the Company’s allowance for loan and lease losses and impaired loss summary are required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan.” The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses and are summarized in the following tables:

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	June 30, 2013		June 30, 2012
	(Dollars in Thousands)
Residential	$195	$8	$320	$27
Commercial business	893	665	977	—
Commercial real estate	2,225	148	1,989	74
Agricultural	3,156	1,481	2,505	1,988
Consumer	1,811	161	2,656	30
Total	$8,280	$2,463	$8,447	$2,119

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	June 30, 2013			June 30, 2012
	(Dollars in Thousands)
Residential	3	$277	$8	1	$214	$27
Commercial business	7	5,129	665	5	1,813	—
Commercial real estate	9	1,360	148	5	1,554	74
Agricultural	16	16,295	1,481	16	12,964	1,988
Consumer	30	1,320	161	1	121	30
Total	65	$24,381	$2,463	28	$16,666	$2,119

The allowance for loan and lease losses was $10.7 million at June 30, 2013, as compared to $10.6 million at June 30, 2012. The specific valuation allowance increased by $344,000 to $2.5 million and is directly attributed to specific impaired loans. This increase was partially offset by a decrease in the general valuation allowance of $167,000, due to fluctuations in historical losses and environmental factors. The majority of the specific valuation allowance continues to be related to the agricultural portfolio segment. The ratio of the allowance for loan and lease losses to total loans and leases was 1.54% at June 30, 2013, compared to 1.55% at June 30, 2012. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At June 30, 2013, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $90,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Form 10-K for the year ended June 30, 2013, for a description of the Company's policy regarding the provision for losses on loans and leases.
Comparison of the Fiscal Year Ended June 30, 2013 and June 30, 2012
General.    The Company's net income was $5.9 million or $0.83 for basic and diluted earnings per common share for the fiscal year ended June 30, 2013, a $705,000 increase in net income compared to $5.2 million or $0.74 for basic and diluted earnings per common share, respectively, for the prior fiscal year. Fiscal 2013 resulted in a return on average equity (i.e., net income divided by average equity) of 5.96%, compared to 5.41% in fiscal 2012. For fiscal 2013, the return on average assets (i.e., net income divided by average assets) was 0.50% compared to 0.43% in the prior fiscal year. As discussed in more detail below, the increase in earnings was due to a variety of key factors, including a decrease in the provision for losses on loans and leases of $1.5 million, a decrease in noninterest expense of $2.8 million, and an increase in noninterest income of $2.2 million, partially offset by a decrease in net interest income of $5.3 million and an increase in income taxes of $541,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $39.0 million for the fiscal year ended June 30, 2013, as compared to $47.2 million for the prior fiscal year, a decrease of $8.2 million or 17.4%. Interest earned on loans and leases receivable totaled $33.9 million for fiscal 2013 which is a decrease of $8.4 million, when compared to the prior fiscal year. The average balance of loans and leases receivable decreased from $772.3 million for fiscal 2012, to $696.1 million for fiscal 2013, while the average yield decreased by 60 basis points to 4.87%, in the year-over-year comparison. The decrease in interest earned on loans and leases receivable was slightly offset by an increase of $140,000 in interest earned on investment securities and interest-earning deposits, which totaled $5.1 million for fiscal 2013. The average balance of investment securities increased by $65.7 million to $395.1 million for fiscal 2013, compared to fiscal 2012. This increase in income due to increased average balances was partially offset by a decrease in the average yield of 19 basis points to 1.23%. The average balance of total interest-earning assets decreased by 1.0%, resulting in a decrease to interest and dividends of $3.3 million, while the average yield on interest-earning assets decreased 70 basis points, resulting in a decrease to interest and dividend income of $5.0 million.
Interest Expense.    Interest expense was $10.6 million for the fiscal year ended June 30, 2013, as compared to $13.6 million for the prior fiscal year, a decrease of $3.0 million or 21.8%. While a $513,000 decrease in interest expense was the result of a 2.8% decrease in the average balance of deposits, a $2.0 million decrease in interest expense was the result of a decrease of 30 basis points in average deposit rates paid. The average rate on interest-bearing deposits was 0.64% for fiscal

2013, as compared to 0.94% for fiscal 2012. The average balance of deposits decreased $21.6 million, with additional interest expense savings realized through a portion of maturing certificates of deposits balances being retained into lower cost checking and money market accounts. Lower interest rates paid on deposits were impacted by the overall low-rate environment. In addition, the termination of deposit interest rate swaps in the first quarter of fiscal 2013 reduced interest expense by $677,000 for fiscal 2013 as compared to the prior fiscal year, which reduced the overall average rate paid. Interest expense due to FHLB and other borrowed funds decreased by $295,000 primarily due to a decrease in average rates paid, which resulted from maturities of higher fixed-rate term advances that were only partially replaced by lower rate overnight funds. Average borrowings from FHLB, which include term and overnight funds, decreased by $2.7 million when comparing fiscal 2013 to fiscal 2012. Subordinated debentures realized reduced costs of $195,000 due primarily to swap arrangements becoming effective during the second quarter of fiscal 2013. In addition, a portion of savings in subordinated debenture interest expense was due to the extinguishment of $3.0 million of principal in the fourth quarter of fiscal 2013.
Net Interest Income.    Net interest income for fiscal 2013 was $28.4 million, a decrease of $5.3 million, or 15.6%, compared to fiscal 2012, due to a decrease in interest income of $8.2 million or 17.4% and partially offset by a decrease in interest expense of $3.0 million or 21.8%.  The net interest margin was 2.58%, compared to 3.03% for the prior fiscal year, a decrease of 45 basis points. The Company's net interest margin on a fully taxable equivalent basis was 2.63% for the fiscal year ended June 30, 2013, as compared to 3.07% for the prior fiscal year. The yield on interest-earning assets decreased 70 basis points to 3.55% for fiscal 2013, while the cost of funds on interest-bearing liabilities decreased 29 basis points to 1.15% in fiscal 2013. In fiscal 2013, the average balances decreased from the prior fiscal year for interest-earning assets and interest-bearing liabilities by 1.0% and 2.6%, respectively. The average yield on interest-earning assets decreased primarily due to the repricing of adjustable rate loans, refinance activity and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-backed securities purchased at a premium. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases decreased $1.5 million, to $271,000 for fiscal 2013, as compared to $1.8 million for fiscal 2012. The decrease in the provision is due primarily to a large reduction in the amount of net charge-offs during fiscal 2013 from the prior year. Net charge-offs totaled $94,000 for fiscal 2013 compared to $5.5 million in fiscal 2012, as management continued its proactive approach to resolving problem assets. Classified assets at June 30, 2013 were $40.2 million, which is a decrease of $2.7 million from June 30, 2012. Nonperforming assets increased by $5.4 million, or 30.2%, to $23.2 million at June 30, 2013 when compared to June 30, 2012, due to an increase in classified assets that were placed in nonaccrual status. Dairy-related credits within the agricultural sector remained the largest segment within the nonperforming assets at June 30, 2013.
The allowance for losses on loans and leases at June 30, 2013 was $10.7 million. The allowance increased by $177,000 from the June 30, 2012 balance. The ratio of allowance for loan and lease losses to total loans and leases was 1.54% at June 30, 2013, compared to 1.55% at June 30, 2012. The specific valuation allowance of $2.5 million, is comprised primarily of $1.5 million allowance attributed to agricultural loans and $665,000 allowance attributed to commercial business loans. The remainder of the allowance for loan and lease losses is the general valuation allowance which is evaluated based primarily upon a review of historical loss and environmental factors. The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2013, was 47.49% compared to 65.29% at June 30, 2012. The Bank's management believes that the June 30, 2013, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $15.1 million for the fiscal year ended June 30, 2013, as compared to $12.9 million for the prior fiscal year, which represents an increase of $2.2 million or 17.3%. This increase was primarily due to an increase in the net gain on sale of loans and securities and fees on deposits of $1.9 million, $620,000, and $485,000, respectively. These increases were partially offset by a decrease in net loan servicing income and other noninterest income of of $127,000 and $1.4 million, respectively. In addition, the one-time costs associated with the loss for disposal of closed-branch fixed assets decreased in fiscal 2013 compared to the prior year by $451,000, which are included in noninterest income. In fiscal 2012, six branches were closed and combined with nearby branches, whereas only one branch was closed in fiscal 2013.
Net gain on the sale of loans totaled $4.6 million, an increase of $1.9 million for the fiscal year ended June 30, 2013, as compared to the prior fiscal year. Increased loan origination activity generated by the low interest rate environment primarily accounted for the increase in gains in this comparison.
Net gain on the sale of securities totaled $2.1 million, an increase of $620,000 for fiscal 2013 as compared to the prior fiscal year. The Company received proceeds of $116.6 million for net gains of $2.1 million for fiscal 2013 as compared to proceeds received of $78.2 million for net gains of $1.5 million for fiscal 2012.
Fees on deposits increased $485,000, or 8.1% to $6.5 million for the fiscal year ended June 30, 2013, as compared to the prior fiscal year. Deposit fees included $600,000 of nonrecurring vendor incentive fees related to a debit card vendor transition, which was received in the first quarter of fiscal 2013. Partially offsetting this increase were decreases in customer overdraft fee income of $132,000, or 5.6%, and service charge income of $42,000, or 6.3%, when compared to the prior year.
Loan servicing income decreased by $127,000 to $476,000 for fiscal 2013 primarily due to an increase in amortization expense of $401,000 and a decrease in service fee income of $253,000 and offset by a decrease of $527,000 in expense for the valuation allowance. Service fee income decreased due to a reduction of balances serviced and a reduction in the overall servicing fee rate. The valuation allowance adjustments reduced the carrying value of the capitalized portfolio asset to the estimated fair value of the capitalized asset, as required by GAAP. An assessment of prepayment speeds within the portfolio contributed to the valuation allowance decrease, which also increased the amount of amortization expense as compared to the same period of the prior year.
Other noninterest income decreased by $1.4 million, which includes the loss on terminations of certain interest rate swap contracts of $2.2 million, the loss on the sale of land held for future expansion of $83,000, and a gain on the extinguishment of a subordinated debenture of $870,000. The subordinated debenture transaction included an associated swap contract, which recognized a $718,000 loss, which is included within the total losses on terminations of interest rate swap contracts. The overall impact of the transaction was a $152,000 gain, when considering the gain on the extinguishment and the loss on the termination. The remaining $1.5 million in swap contract termination losses were associated with deposit hedges, which as mentioned above in interest expense, resulted in $677,000 in savings in interest expense upon termination.
Noninterest Expense.    Noninterest expense was $34.3 million for the fiscal year ended June 30, 2013, compared to $37.1 million for the fiscal year ended June 30, 2012, a decrease of $2.8 million, or 7.5%. Decreases in professional fees, occupancy and equipment, and compensation and employee benefits of $1.1 million, $716,000, and $434,000, respectively, were the primary factors of the decrease in noninterest expense. In addition, marketing and community investment and FDIC insurance decreased by $365,000, and $250,000, respectively. These decreases were partially offset by an increase in foreclosed real estate and other properties expense of $198,000.
Professional fees were $2.1 million for fiscal 2013, which is a decrease of $1.1 million, or 34.8%, from fiscal 2012. This decrease was due primarily to the resolution of certain employment, regulatory and governance matters which had contributed to higher costs in the prior fiscal year.
Occupancy and equipment decreased $716,000 or 14.6%, to $4.2 million for the fiscal year ended June 30, 2013 when compared to the prior fiscal year. Rent and real estate tax expense decreased $769,000 and $37,000, respectively, primarily due to the elimination of six branches within a close proximity to other branches during the prior fiscal year's second, third and fourth quarters. In fiscal 2012, $550,000 of rent expense was incurred to buy out existing leases as compared to $3,000 in fiscal 2013 related to the one branch closure. Rent and real estate tax savings due to the reduction of operating branches in fiscal 2013 were $222,000 and $37,000, respectively, when compared to the prior fiscal year. These decreases were partially offset by an increase in maintenance contract costs of $92,000 resulting primarily from costs associated with transferring ATM contracts to a vendor in meeting new compliance requirements.
Compensation and employee benefits were $20.0 million for the fiscal year ended June 30, 2013, a decrease of $434,000, or 2.1% when compared to the prior fiscal year. Base wage pay decreased $1.3 million or 9.0% for fiscal 2013, when compared to fiscal 2012. This decrease was due primarily to a reduction of FTEs and the average salary per FTE, which is a combination of severance pay costs and efficiencies gained in transitioned positions of the Bank. FTEs decreased from an average of 316 for the fiscal year ended June 30, 2012, to 298 average FTEs for the fiscal year ended June 30, 2013. Sales positions were also added during the current year which management expects will help drive additional revenue in the mortgage and business lending lines. Incentive and commission pay offset the salary reductions by $1.3 million due to an increase in employee performance outcomes and mortgage commissions paid for the fiscal 2013 as compared to the prior fiscal year. In addition, health and insurance benefits decreased by $591,000 due to reduced utilization of the health plan's benefits when compared to the prior fiscal year.

Marketing and community investment decreased $365,000 to $1.1 million for the fiscal year ended June 30, 2013, due primarily to modifications related to a debit card customer reward program. The program changes implemented resulted in a reduction of accruals related to the debit card program of $273,000. In addition, advertising costs decreased by $61,000, or 6.6% to $863,000 for fiscal 2013 when compared to fiscal 2012. Management decreased advertising costs to improve efficiencies and effectiveness related to supporting business lines.
FDIC insurance decreased by $250,000, to $798,000 for the fiscal year ended June 30, 2013 compared to the prior fiscal year. In three of the four quarters during fiscal 2013, the FDIC insurance assessment rate, which is based upon Bank performance ratios, was modified to lesser amounts. The cumulative effects of the reduced assessment rates since June 30, 2012 resulted in the comparative decrease.
Net foreclosed real estate and other property expense increased by $198,000 to $344,000 for the fiscal year ended June 30, 2013 compared to the prior fiscal year. The increase was due primarily to a decrease in the gain on sale of foreclosed properties and an increase in the related repairs and maintenance associated with the properties as they are held for liquidation.
Income Tax Expense.    The Company's income tax expense for the fiscal year ended June 30, 2013 increased to $3.0 million compared to $2.5 million for the prior fiscal year. The effective tax rates were 34.1% and 32.6% for the fiscal years ended June 30, 2013 and 2012, respectively.

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

Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities and financing activities for the fiscal year ended June 30, 2013 was $21.1 million and $24.3 million, respectively, while the net cash flows used for investing activities was $74.4 million. For the fiscal year ended June 30, 2012, net cash provided by operating activities was $10.1 million, while net cash used for investing and financing activities was $9.2 million and $6.2 million, respectively. The results were a decrease in cash and cash equivalents of $29.0 million for the fiscal year ended June 30, 2013 compared to a decrease in cash and cash equivalents of $5.3 million for the prior fiscal year.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the fiscal year ended June 30, 2013, the Bank increased its borrowings with the FHLB and other borrowings by $24.8 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At June 30, 2013, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$64.9 million of available credit from the Federal Reserve Bank; and

•	$248.1 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).

The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at June 30, 2013. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank's outstanding advances. The FHLB of Des Moines announced that effective August 1, 2013, the activity-based stock was modified to a requirement of 4.00% of outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. At June 30, 2013, the Bank had $22.6 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2013, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $40.8 million and to sell mortgage loans of $9.2 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2013, the Bank had outstanding commitments to purchase $9.2 million of investment securities available for sale and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at June 30, 2013. The line of credit was renewed on October 1, 2012 and is available through October 1, 2013. Management expects to renew this line of credit at the maturity of the current note. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At June 30, 2013, the Bank met all current capital requirements.
The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.56% at June 30, 2013. The minimum OCC total risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had total risk-based capital of 15.83% at June 30, 2013. See Item 1. Business, "Regulatory Capital Requirements" for more information regarding a final rule regarding future capital requirements issued in July 2013, which will become effective January 1, 2015.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At June 30, 2013, the total notional amount of interest rate swap contracts was $54.0 million with a fair value net loss of $1.1 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 10 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.
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
Off-Balance Sheet Arrangements
In the normal course of business, the Company makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with GAAP, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of credit and standby letters of credit and are discussed further in Note 20 in the "Notes to Consolidated Financial Statements."
Off-balance sheet arrangements also include trust preferred securities, which have been de-consolidated in this report. Further information regarding trust preferred securities can be found in Note 9 in the "Notes to Consolidated Financial Statements."

Effect of New Accounting Standards
Note 1, "Summary of Significant Accounting Policies," of "Notes to Consolidated Financial Statements" of this Form 10-K discusses new accounting policies adopted by the Company during fiscal 2013. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.
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
In February 2013, FASB issued ASU 2013-02 “Comprehensive Income” (ASC Topic 220), reporting of amounts reclassified out of accumulated other comprehensive income. This update's objective is to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles ("GAAP") to be reclassified in its entirety to net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this update in the third quarter of fiscal 2013 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
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
Asset/Liability and Risk Management
Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities with short- and medium-term maturities mature or reprice more rapidly than its interest- earning assets. The Company does not currently engage in trading activities to control interest rate risk although it may in the future, if necessary, to manage interest rate risk. Interest rate swaps may be entered into to modify interest rate risk. See Note 10 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K, for additional information related to interest rate contracts.
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
One approach used to quantify interest rate risk is the Bank's net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at June 30, 2013 and June 30, 2012, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or -100 basis points, measured in 100 basis point increments). Due to the low prevailing interest rate environment, -200 and -300 NPV was not estimated by the Bank at June 30, 2013 and June 30, 2012.
Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2013
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$249,104	$27,463	12%
+200	243,835	22,194	10
+100	234,513	12,872	6
—	221,641	—	—
-100	184,269	(37,372)	(17)

June 30, 2012
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$179,611	$34,275	24%
+200	172,348	27,012	19
+100	161,049	15,713	11
—	145,336	—	—
-100	112,025	(33,311)	(23)

Contractual Obligations
The following table sets forth information with respect to the Company's contractual obligations at June 30, 2013. Operating lease obligations are primarily related to the lease of certain branch offices, which the Company has committed to at June 30, 2013.

	Payments due by period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Greater Than 5 Years
	(Dollars in Thousands)
Deposits without a stated maturity	$636,645	$636,645	$—	$—	$—
Certificates of Deposit	262,116	152,885	68,511	38,204	2,516
Advances from FHLB and other borrowings	167,163	71,575	41,800	33,788	20,000
Long-Term Debt Obligations	24,837	—	—	—	24,837
Operating Lease Obligations	5,564	831	1,376	996	2,361
Total Contractual Obligations	$1,096,325	$861,936	$111,687	$72,988	$49,714

Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through September 13, 2013, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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
In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Asset/Liability Committee meets periodically to review the Bank's interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of objectives in the most prudent, effective manner. In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income. The Company does not currently engage in trading activities to control interest rate risk although it may in the future, if necessary, to manage interest rate risk. The Company has entered into interest rate swap contracts to convert variable-rate trust preferred debt into a fixed rate instrument to modify interest rate risk. In addition, the Bank has entered into back-to-back and one-way interest rate swap contracts to provide a fixed rate facility to borrowers on respective loans. See Note 10 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.
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
Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. The Company has structured its security portfolio to shorten the repricing of its interest-earning assets. The Company's agency residential mortgage-backed securities and securities available for sale typically have either short or medium terms to maturity or adjustable interest rates. At June 30, 2013, the Company had investment securities available for sale of $11.6 million with contractual maturities of five years or less. Adjustable-rate agency residential mortgage-backed securities totaled $347.4 million at June 30, 2013. Agency residential mortgage-backed securities amortize and experience prepayments of principal. The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $168.7 million annually over the past three fiscal years. The Company also manages interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes. Management believes that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2013, the Company had $115.6 million of savings accounts, $212.8 million of money market accounts and $308.3 million of checking accounts, representing 70.9% of the Bank's total depositor account balances.
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
Under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Senior Vice President, Chief Financial Officer and Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting at June 30, 2013 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 1992. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at June 30, 2013.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, has been audited by Eide Bailly LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Eide Bailly LLP’s report on the Company’s internal control over financial reporting appears on the following page.

/s/ STEPHEN M. BIANCHI	/s/ BRENT R. OLTHOFF
Stephen M. Bianchi President and Chief Executive Officer	Brent R. Olthoff Senior Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 2013. HF Financial Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HF Financial Corp.'s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, and our report dated September 13, 2013 expressed an unqualified opinion.

Sioux Falls, South Dakota
September 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited HF Financial Corp's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. HF Financial Corp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on HF Financial Corp's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HF Financial Corp maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of HF Financial Corp, and our report dated September 13, 2013 expressed an unqualified opinion.

Sioux Falls, South Dakota
September 13, 2013

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

	June 30, 2013	June 30, 2012
ASSETS
Cash and cash equivalents	$21,352	$50,334
Securities available for sale (Note 2)	424,481	373,246
Correspondent bank stock (Note 8)	8,936	7,843
Loans held for sale (Note 3)	9,169	16,207

Loans and leases receivable (Note 3)	695,771	683,704
Allowance for loan and lease losses (Note 3)	(10,743)	(10,566)
Loans and leases receivable, net (Note 3)	685,028	673,138

Accrued interest receivable	5,301	5,431
Office properties and equipment, net of accumulated depreciation (Note 5)	13,853	14,760
Foreclosed real estate and other properties	564	1,627
Cash value of life insurance	19,965	19,276
Servicing rights, net (Note 4)	10,987	11,932
Goodwill and intangible assets, net (Note 6)	4,938	4,366
Other assets (Note 11)	12,938	14,431
Total assets	$1,217,512	$1,192,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits (Note 7)	$898,761	$893,859
Advances from Federal Home Loan Bank and other borrowings (Note 8)	167,163	142,394
Subordinated debentures payable to trusts (Note 9)	24,837	27,837
Advances by borrowers for taxes and insurance	12,595	12,708
Accrued expenses and other liabilities (Note 15)	16,885	18,977
Total liabilities	1,120,241	1,095,775
Stockholders' equity (Notes 12,13 and 14)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,138,475 and 9,125,751 shares issued at June 30, 2013 and 2012, respectively	91	91
Additional paid-in capital	46,096	45,673
Retained earnings, substantially restricted	86,266	83,571
Accumulated other comprehensive loss, net of related deferred tax effect (Note 18)	(4,285)	(1,622)
Less cost of treasury stock, 2,083,455 shares at June 30, 2013 and 2012	(30,897)	(30,897)
Total stockholders' equity	97,271	96,816
Total liabilities and stockholders' equity	$1,217,512	$1,192,591

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

	2013	2012	2011
Interest, dividend and loan fee income:
Loans and leases receivable	$33,923	$42,283	$48,557
Investment securities and interest-bearing deposits	5,068	4,928	5,854
	38,991	47,211	54,411
Interest expense:
Deposits	4,762	7,228	9,572
Advances from Federal Home Loan Bank and other borrowings	5,845	6,335	7,505
	10,607	13,563	17,077
Net interest income	28,384	33,648	37,334
Provision for losses on loans and leases	271	1,770	8,616
Net interest income after provision for losses on loans and leases	28,113	31,878	28,718
Noninterest income:
Fees on deposits	6,500	6,015	6,154
Loan servicing income, net	476	603	1,576
Gain on sale of loans	4,613	2,664	2,845
Earnings on cash value of life insurance	814	683	667
Trust income	794	736	666
Commission and insurance income	860	765	754
Gain (loss) on sale of securities, net	2,110	1,490	(3,602)
Loss on disposal of closed-branch fixed assets	(22)	(473)	—
Total other-than-temporary impairment losses	—	—	(399)
Portion of loss recognized in other comprehensive income	—	—	(150)
Net impairment losses recognized in earnings	—	—	(549)
Other	(1,022)	412	363
	15,123	12,895	8,874
Noninterest expense:
Compensation and employee benefits	20,044	20,478	21,823
Occupancy and equipment	4,196	4,912	4,602
FDIC insurance	798	1,048	1,473
Check and data processing expense	2,990	2,928	2,855
Professional fees	2,086	3,198	2,356
Marketing and community investment	1,090	1,455	1,270
Foreclosed real estate and other properties, net	344	146	208
Other	2,784	2,950	2,557
	34,332	37,115	37,144
Income before income taxes	8,904	7,658	448
Income tax expense (benefit) (Note 11)	3,034	2,493	(231)
Net income	$5,870	$5,165	$679

Basic earnings per common share (Note 14)	$0.83	$0.74	$0.10
Diluted earnings per common share (Note 14)	0.83	0.74	0.10
Dividend declared per common share	0.45	0.45	0.45

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

	2013	2012	2011

Net income	$5,870	$5,165	$679
Other comprehensive income (loss), net of taxes (Note 18)
Securities available for sale	(4,044)	951	2,302
Defined benefit plan	(595)	(764)	132
Cash flow hedges-interest rate swap contracts	1,976	(391)	(587)
Other comprehensive income (loss), net of taxes	(2,663)	(204)	1,847
Comprehensive income	$3,207	$4,961	$2,526

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, June 30, 2010	$90	$—	$44,496	$84,011	$(3,265)	$(30,897)	$94,435
Net income	—	—	—	679	—	—	679
Net changes in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	2,302	—	2,302
Net unrealized gain on defined benefit plan, net of deferred taxes	—	—	—	—	132	—	132
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	(587)	—	(587)
Issuance of common stock and exercise of stock options (Note 17)	1	—	139	—	—	—	140
Cash dividends paid on common stock	—	—	—	(3,136)	—	—	(3,136)
Amortization of stock-based compensation	—	—	481	—	—	—	481
Balance, June 30, 2011	91	—	45,116	81,554	(1,418)	(30,897)	94,446
Net income	—	—	—	5,165	—	—	5,165
Net changes in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	951	—	951
Net unrealized gain on defined benefit plan, net of deferred taxes	—	—	—	—	(764)	—	(764)
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	(391)	—	(391)
Issuance of common stock and exercise of stock options (Note 17)	—	—	174	—	—	—	174
Cash dividends paid on common stock	—	—	—	(3,148)	—	—	(3,148)
Amortization of stock-based compensation	—	—	383	—	—	—	383
Balance, June 30, 2012	91	—	45,673	83,571	(1,622)	(30,897)	96,816
Net income	—	—	—	5,870	—	—	5,870
Net changes in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	(4,044)	—	(4,044)
Net unrealized losses on defined benefit plan, net of deferred taxes	—	—	—	—	(595)	—	(595)
Net unrealized losses on derivatives and hedging activities, net of deferred taxes	—	—	—	—	1,976	—	1,976
Issuance of common stock and exercise of stock options (Note 17)	—	—	42	—	—	—	42
Cash dividends paid on common stock	—	—	—	(3,175)	—	—	(3,175)
Amortization of stock-based compensation	—	—	381	—	—	—	381
Balance, June 30, 2013	$91	$—	$46,096	$86,266	$(4,285)	$(30,897)	$97,271

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(DOLLARS IN THOUSANDS, except share data)

	2013	2012	2011
Cash Flows From Operating Activities
Net income	$5,870	$5,165	$679
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	271	1,770	8,616
Provision for allowance on servicing rights	361	888	—
Depreciation	1,776	1,801	1,916
Amortization of intangible assets	26	—	—
Amortization of discounts and premiums on securities and other	7,879	6,083	5,224
Stock-based compensation	381	383	481
Net change in loans held for resale	11,651	(1,552)	16,141
(Gain) on sale of loans	(4,613)	(2,664)	(2,845)
Realized (gain) loss on sale of securities, net	(2,110)	(1,490)	3,602
(Gain) on extinguishment of subordinated debentures	(870)	—	—
Loss on termination of interest rate swap agreements	2,174	—	—
Other-than-temporary impairments recognized in noninterest income	—	—	549
(Gains) losses and provision-for-losses on foreclosed real estate and other properties, net	(54)	(108)	52
Loss on disposal of office properties and equipment, net	111	501	—
Change in other assets and liabilities (Note 21)	(1,771)	(706)	(948)
Net cash provided by operating activities	21,082	10,071	33,467
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(12,282)	133,532	42,158
Proceeds from sales, maturities and repayments of securities available for sale	217,840	140,114	148,174
Purchase of securities available for sale	(278,887)	(279,480)	(122,243)
Purchase of correspondent bank stock	(18,362)	(998)	(5,774)
Redemption of correspondent bank stock	17,269	1,220	8,043
Purchase of intangible assets	(100)	—	—
Proceeds from sale of office properties and equipment	177	115	—
Purchase of office properties and equipment	(1,157)	(2,208)	(1,912)
Purchase of cash value of life insurance	—	(3,000)	—
Purchase of servicing rights from external sources	(4)	(473)	(768)
Proceeds from sale of foreclosed real estate and other properties	1,147	1,976	967
Net cash provided by (used in) investment activities	(74,359)	(9,202)	68,645
Cash Flows From Financing Activities
Net increase (decrease) in deposits	4,902	702	(21,107)
Proceeds of advances from Federal Home Loan Bank and other borrowings	418,579	80,234	617,876
Payments on advances from Federal Home Loan Bank and other borrowings	(393,810)	(85,235)	(661,200)
Extinguishment of subordinated debentures	(2,130)	—	—
Increase (decrease) in advances by borrowers	(113)	1,121	127
Proceeds from issuance of common stock	42	174	140
Cash dividends paid	(3,175)	(3,148)	(3,136)
Net cash provided by (used in) financing activities	24,295	(6,152)	(67,300)
Increase (decrease) in cash and cash equivalents	(28,982)	(5,283)	34,812
Cash and Cash Equivalents
Beginning	50,334	55,617	20,805
Ending	$21,352	$50,334	$55,617

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the Company's wholly-owned subsidiaries, HomeFirst Mortgage Corp. (the "Mortgage Corp."), HF Financial Group, Inc. ("HF Group"), and Home Federal Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Hometown Investment Services, Inc. ("Hometown"), Mid America Capital Services, Inc. ("Mid America Capital"), Mid-America Service Corporation ("Mid-America") and PMD, Inc ("PMD"). All intercompany balances and transactions have been eliminated in consolidation.
Basis of Financial Statement Presentation and Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the fiscal year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan and lease losses, self-insurance, security impairment and servicing rights. Management has evaluated subsequent events for potential disclosure or recognition through September 13, 2013, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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
Loans and Leases Receivable, Net
Loans receivable are stated at unpaid principal balances, less the allowance for loan and lease losses, and net of deferred loan origination fees, costs and discounts.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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
The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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
The time periods considered for historical loss experience are the most recent five years, three years and twelve month periods. The Company also evaluates the sufficiency of the overall allocations used for the loan and lease loss allowances by considering the loss experience in the most recent twelve month period.
The process of establishing the loan and lease loss allowances may also involve:

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
In order to determine their overall adequacy, each loan portfolio segment respective loan and lease loss allowance is reviewed quarterly by management and by the Audit Committee of the Company's Board of Directors, as applicable.
Future adjustments to the allowance for loan and lease losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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
Goodwill and Intangible Assets
Goodwill is the difference between the purchase price and the amounts assigned to the identifiable net assets acquired and accounted for under the purchase method of accounting.
On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill. The Company has the option, when each test of recoverability is performed, to first assess qualitative factors to

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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
Intangible assets are recorded at cost and amortized using the straight line method over their estimated useful lives.
Foreclosed Real Estate and Other Properties
Real estate and other properties acquired through, or in lieu of, loan foreclosure are initially recorded at lower of cost or fair value less estimated costs to sell at the date of foreclosure. Costs relating to property improvements are capitalized whereas costs relating to the holding of property are expensed. Valuations are periodically performed by management and charge-offs to operations are made if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.
Office Properties and Equipment
Land is carried at cost. All other properties and equipment are carried at cost, less accumulated depreciation. Buildings and improvements and leasehold improvements are depreciated primarily on the straight-line method over the estimated useful lives of the assets, which are five to fifty years. Furniture, fixtures, equipment and automobiles are depreciated using both the straight-line and declining balance methods over the estimated useful lives of the assets, which are three to twelve years.
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
Marketing and Community Development
Marketing and community development costs are generally expensed as incurred and are included as noninterest expenses on the consolidated statements of income. Advertising costs, which are included within this total, were $866, $926, and $1,008 for the fiscal 2013, 2012 and 2011, respectively. Prepaid advertising costs at June 30, 2013 and 2012 totaled $55 and $41, respectively.
Earnings Per Share ("EPS")
Basic EPS represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period, inclusive of non-vested share-based payment awards. Diluted EPS reflects additional

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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

	Banking	Other	Total
Fiscal Year 2013
Net interest income (expense)	$30,025	$(1,641)	$28,384
Provision for losses on loans and leases	(271)	—	(271)
Noninterest income	14,189	934	15,123
Intersegment noninterest income	266	(252)	14
Noninterest expense	(32,290)	(2,042)	(34,332)
Intersegment noninterest expense	—	(14)	(14)
Income (loss) before income taxes	$11,919	$(3,015)	$8,904
Total assets at June 30 (1)	$1,213,835	$3,677	$1,217,512
Fiscal Year 2012
Net interest income (expense)	$35,420	$(1,772)	$33,648
Provision for losses on loans and leases	(1,770)	—	(1,770)
Noninterest income	12,513	382	12,895
Intersegment noninterest income	(296)	30	(266)
Noninterest expense	(34,117)	(2,998)	(37,115)
Intersegment noninterest expense	—	266	266
Income (loss) before income taxes	$11,750	$(4,092)	$7,658
Total assets at June 30 (2)	$1,177,687	$14,904	$1,192,591
Fiscal Year 2011
Net interest income (expense)	$39,117	$(1,783)	$37,334
Provision for losses on loans and leases	(8,616)	—	(8,616)
Noninterest income	8,377	497	8,874
Intersegment noninterest income	(286)	26	(260)
Noninterest expense	(35,269)	(1,875)	(37,144)
Intersegment noninterest expense	—	260	260
Income (loss) before income taxes	$3,323	$(2,875)	$448
Total assets at June 30 (2)	$1,181,285	$12,228	$1,193,513
_____________________________________

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $572 for the Banking segment and Other segment, respectively, at June 30, 2013.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

(2)	Included in total assets were goodwill and intangible assets, net totaling $4,366 for the Banking segment at June 30, 2012 and 2011.
Stock-based Compensation
The Company uses the Black-Scholes option-pricing model and the modified prospective method in which compensation cost is recognized for all awards granted as well as for the unvested portion of awards outstanding. See Note 17 for more information on the Company's stock option and incentive plans.
Self-insurance
The Company has a self-insured health and dental plans for its employees, subject to certain limits. The Bank is named the plan administrator for these plans and has retained the services of independent third party administrators to process claims and handle other duties for these plans. The third party administrators do not assume liability for benefits payable under these plans. To mitigate a portion of the risks involved with the self-insured health plan, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $75 per individual occurrence.
The Company assumes the responsibility for funding the plan benefits out of general assets; however, employees cover some of the costs of covered benefits through contributions, deductibles, co-pays and participation amounts. An employee is eligible for coverage upon completion of 30 calendar days of regular employment. The plans, which are on a calendar year basis, are intended to comply with, and be governed by, the Employee Retirement Income Security Act of 1974, as amended.
The accrual estimate for pending and incurred but not reported health claims is based upon a pending claims lag report provided by a third party provider. Although management believes that it uses the best information available to determine the accrual, unforeseen health claims could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in estimating the accrual. Net healthcare costs are inclusive of health and dental claims expenses and administration fees offset by stop loss and employee reimbursement. The following table is a summary of net healthcare costs by quarter during the fiscal years ended June 30:

	2013	2012	2011
Quarter ended September 30	$236	$445	$587
Quarter ended December 31	411	451	483
Quarter ended March 31	300	438	451
Quarter ended June 30	291	495	461
Net healthcare costs	$1,238	$1,829	$1,982

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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
The Company also enters into interest rate swaps with loan customers to provide a facility to mitigate the interest rate risk associated with offering a fixed rate to the borrower on the respective loans. These swaps are matched in exact offsetting terms to interest rate swaps that the Company enters into with an outside third party. The interest rate swaps are reported at fair value in other assets or accrued expenses and other liabilities. The Company's interest rate swaps qualify as derivatives, but are not designated as hedging instruments.
Further discussion of the Company's financial derivatives is set forth in Note 10 of the Consolidated Financial Statements.
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
In December 2011, FASB issued ASU 2011-11 “Balance Sheet” (ASC Topic 210), disclosures about offsetting assets and liabilities. This update affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. The guidance is effective for annual periods beginning January 1, 2013 and the interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company plans to adopt this update in the first quarter of fiscal 2014 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In October 2012, FASB issued ASU 2012-06 “Business Combinations” (ASC Topic 805), subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. This guidance requires that in a business combination, an acquirer should measure at each subsequent reporting date an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management's assessment of the collectability of the indemnification asset. The guidance is effective for annual periods beginning December 15, 2012 and the interim periods within those annual periods. The Company plans to adopt this update in the first quarter of fiscal 2014 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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
In February 2013, FASB issued ASU 2013-04 “Liabilities” (ASC Topic 405), obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This update requires measuring the obligation resulting from joint and several liability arrangements to include (1) the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors and, (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective for fiscal years beginning after December 15, 2013 and the interim periods within those fiscal years. The amendments in this update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company plans to adopt this update in the first quarter of fiscal 2015 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In April 2013, FASB issued ASU 2013-07 “Presentation of Financial Statements” (ASC Topic 205), liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). The guidance is effective for entities that determine liquidation is imminent for fiscal years beginning after December 15, 2013 and the interim periods within those fiscal years. The Company plans to adopt this update in the first quarter of fiscal 2015 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
During fiscal 2013, FASB issued several ASUs: ASU No. 2012-01 through ASU No. 2013-08. Except for those ASUs mentioned above, the remaining ASUs issued entail technical corrections or clarifications to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.
Reclassification
Certain balances from June 30, 2012 and 2011 have been reclassified in the Notes to Consolidated Financial Statements to conform to the fiscal 2013 presentation.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENTS IN SECURITIES
The amortized cost and fair value of investments in securities, all of which are classified as available for sale according to management's intent, are as follows:

	June 30, 2013
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$5,502	$—	$5,502	$—	$(137)	$5,365
Municipal bonds	11,879	—	11,879	155	(111)	11,923
	17,381	—	17,381	155	(248)	17,288
Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	5	—	12
Other investments	253	—	253	—	—	253
	268	(8)	260	5	—	265
Agency residential mortgage-backed securities	409,075	—	409,075	2,112	(4,259)	406,928
	$426,724	$(8)	$426,716	$2,272	$(4,507)	$424,481

	June 30, 2012
	Amortized Cost	Total Other-Than Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Debt securities:
U.S. government agencies	$2,008	$—	$2,008	$7	$—	$2,015
Municipal bonds	9,659	—	9,659	324	(3)	9,980
	11,667	—	11,667	331	(3)	11,995
Equity securities:
FNMA	8	(8)	—	—	—	—
Federal Ag Mortgage	7	—	7	3	—	10
Other investments	253	—	253	—	—	253
	268	(8)	260	3	—	263
Agency residential mortgage-backed securities	357,030	—	357,030	4,461	(503)	360,988
	$368,965	$(8)	$368,957	$4,795	$(506)	$373,246

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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
The following tables present the fair value and age of gross unrealized losses by investment category:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
U.S. government agencies	$5,365	$(137)	$—	$—	$5,365	$(137)
Municipal bonds	5,643	(111)	70	—	5,713	(111)
	11,008	(248)	70	—	11,078	(248)
Agency residential mortgage-backed securities	271,404	(4,161)	8,937	(98)	280,341	(4,259)
	$282,412	$(4,409)	$9,007	$(98)	$291,419	$(4,507)

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Debt securities:
Municipal bonds	$1,068	$(3)	$—	$—	$1,068	$(3)
	1,068	(3)	—	—	1,068	(3)
Agency residential mortgage-backed securities	98,481	(501)	352	(2)	98,833	(503)
	$99,549	$(504)	$352	$(2)	$99,901	$(506)

 The unrealized losses reported for U.S. government agencies relate to three securities issued by the Federal National Mortgage Association (“FNMA”) and one security issued by the Federal Home Loan Bank ("FHLB"). The unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of these investments which are guaranteed by an agency of the U.S. government. Management does not believe the unrealized losses at June 30, 2013 represents an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The unrealized losses reported for municipal bonds relate to 32 municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses at June 30, 2013, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 113 securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses at June 30, 2013, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to net income:

	Fiscal Years Ended June 30,
	2013	2012	2011
Beginning balance of credit losses on securities held at July 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8	$3,088
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—	—	549
Sale of securities which previously had recorded a credit loss for other-than-temporary impairment	—	—	(3,629)
Ending balance of credit losses on securities held at June 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8	$8
_____________________________________

(1)	Includes $8 of other-than-temporary impairment related to Fannie Mae common stock.
The amortized cost and fair value of debt securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$955	$957
Due after one year through five years	7,758	7,773
Due after five years through ten years	8,233	8,139
Due after ten years	435	419
	17,381	17,288
Agency residential mortgage-backed securities	409,075	406,928
	$426,456	$424,216

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.
Proceeds from the sale of securities available for sale in fiscal 2013 were $116,552 and resulted in gross gains and gross losses of $2,174 and $64, respectively. Proceeds from the sale of securities available for sale in fiscal 2012 were $78,188 and

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

resulted in gross gains and gross losses of $1,491 and $1, respectively. Proceeds from the sale of securities available for sale in fiscal 2011 were $84,276 and resulted in gross gains and gross losses of $2,698 and $6,300, respectively.
At June 30, 2013, and 2012, securities with a fair value of $416,889 and $369,694, respectively, were pledged as collateral for public deposits, borrowing and other purposes.
NOTE 3—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	June 30, 2013		June 30, 2012
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$46,738	6.7%	52,626	7.7%
Construction	2,360	0.4	2,808	0.4
Commercial:
Commercial business (1)	75,555	10.9	79,069	11.6
Equipment finance leases	1,633	0.2	3,297	0.5
Commercial real estate:
Commercial real estate	239,057	34.4	225,341	33.0
Multi-family real estate	49,217	7.1	47,121	6.9
Construction	12,879	1.8	12,172	1.8
Agricultural:
Agricultural real estate	77,334	11.1	70,796	10.4
Agricultural business	100,398	14.4	84,314	12.3
Consumer:
Consumer direct	21,219	3.1	21,345	3.1
Consumer home equity	66,381	9.5	81,545	11.9
Consumer overdraft & reserve	2,995	0.4	3,038	0.4
Consumer indirect	5	—	232	—
Total loans and leases receivable (2)(3)	$695,771	100.0%	$683,704	100.0%
Less:
Allowance for loan and lease losses	(10,743)		(10,566)
	$685,028		$673,138
_____________________________________

(1)	Includes $2,024 and $2,262 tax exempt leases at June 30, 2013 and 2012, respectively.

(2)	Exclusive of undisbursed portion of loans in process of $49,868 and $21,700, at June 30, 2013 and 2012, respectively.

(3)	Net of deferred loan fees of $664 and $553, at June 30, 2013 and 2012, respectively.

Loans held for sale totaling $9,169 and $16,207 at June 30, 2013 and 2012, respectively, consist of one-to-four family fixed-rate loans.

Portfolio Segments:
Residential real estate and single-family interim construction loans are underwritten primarily based on borrowers' credit scores, documented income and minimum collateral values. Relatively small loan amounts are spread across many individual borrowers which minimizes credit risk in the residential portfolio. In addition, management evaluates trends in past due loans and current economic factors on a regular basis.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

Commercial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business. The Company's management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company's commercial real estate portfolio are diverse by type and management monitors the diversification of the portfolio on a quarterly basis. Management also tracks the level of owner-occupied property versus non-owner-occupied property. Land development loans are underwritten using feasibility studies, independent appraisal reviews and financial analysis of the developers or property owners. Generally, borrowers must have a proven track record of success. Commercial construction loans are generally based upon estimates of cost and value of the completed project. These estimates may not be accurate. Commercial construction loans often involve the disbursement of substantial funds with the repayment dependent on the success of the ultimate project. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property.
Agricultural loans are collateralized by real estate and/or non-real estate assets. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Loan-to-value ratios on loans secured by farmland generally do not exceed 75%. Agricultural non-real estate loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines to cash grain farmers to plant and harvest corn and soybeans. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry-developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. Agricultural loans carry significant credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as drought, hail or floods that can severely limit crop yields.
Consumer loans are collateralized by primary and secondary positions on real estate, as well as automobiles and other personal assets. Under consumer home equity loan guidelines, the borrower will be approved for a loan based on a percentage of their home's appraised value less the balance owed on the existing first mortgage.  Major risks in home equity lending include the borrower's ability to service the existing first mortgage plus second mortgage, the Company's ability to pursue collection in a second lien position upon default, and overall risks in fluctuation in the value of the underlying collateral property. Under consumer loans collateralized by automobiles and other personal assets, the payment often depends on the borrower's creditworthiness and ability to generate sufficient cash flow to service the debt. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.
On June 30, 2013, $77,324 of commercial and agricultural operating loans were pledged to secure potential discount window borrowings from the Federal Reserve Bank. Additionally, $403,046 of one-to-four family, commercial and agricultural real estate loans were pledged to secure potential borrowings from the Federal Home Loan Bank. See Note 8,“Advances from Federal Home Loan Bank and Other Borrowings,” for information on the advance equivalents related to the loans pledged.
The Company has granted loans to directors, executive officers or related interests in the normal course of business. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. The aggregate amount of loans to such related parties was approximately $1,646 and $1,666 at June 30, 2013 and 2012, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

Activity in the allowance for loan losses included in continuing operations is summarized as follows for the fiscal years ended June 30:

	2013	2012	2011
Balance, beginning	$10,566	$14,315	$9,575
Provision charged to income	271	1,770	8,616
Charge-offs	(1,615)	(8,461)	(4,216)
Recoveries	1,521	2,942	340
Balance, ending	$10,743	$10,566	$14,315

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the fiscal years ended June 30:

2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$347	$977	$2,063	$4,493	$2,686	$10,566
Charge-offs	(21)	(284)	(7)	(395)	(908)	(1,615)
Recoveries	20	295	—	976	230	1,521
Provisions	(143)	570	317	(437)	(36)	271
Balance at end of period	$203	$1,558	$2,373	$4,637	$1,972	$10,743

2012
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$333	$1,464	$1,683	$9,266	$1,569	$14,315
Charge-offs	(303)	(1,353)	(941)	(4,639)	(1,225)	(8,461)
Recoveries	13	242	549	1,999	139	2,942
Provisions	304	624	772	(2,133)	2,203	1,770
Balance at end of period	$347	$977	$2,063	$4,493	$2,686	$10,566

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The following tables summarize the related statement balances by portfolio segment:

	June 30, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$8	$665	$148	$1,481	$161	$2,463
Collectively evaluated for impairment	195	893	2,225	3,156	1,811	8,280
Total allowance for loan and lease losses	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Loans and leases receivable:
Individually evaluated for impairment	$277	$5,129	$1,360	$16,295	$1,320	$24,381
Collectively evaluated for impairment	48,821	72,059	299,793	161,437	89,280	671,390
Total loans and leases receivable	$49,098	$77,188	$301,153	$177,732	$90,600	$695,771

	June 30, 2012
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$27	$—	$74	$1,988	$30	$2,119
Collectively evaluated for impairment	320	977	1,989	2,505	2,656	8,447
Total allowance for loan and lease losses	$347	$977	$2,063	$4,493	$2,686	$10,566
Loans and leases receivable:
Individually evaluated for impairment	$214	$1,813	$1,554	$12,964	$121	$16,666
Collectively evaluated for impairment	55,220	80,553	283,080	142,146	106,039	667,038
Total loans and leases receivable	$55,434	$82,366	$284,634	$155,110	$106,160	$683,704

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	June 30, 2013				June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$65,931	$2,253	$7,077	$510	$72,478	$2,596	$4,065	$—
Equipment finance leases	1,553	—	80	—	3,154	42	101	—
Commercial real estate:
Commercial real estate	226,417	—	12,994	92	209,647	67	16,817	—
Multi-family real estate	48,802	—	415	—	46,120	—	1,000	—
Construction	12,879	—	—	—	12,172	—	—	—
Agricultural:
Agricultural real estate	59,807	3,964	12,327	1,366	51,223	5,749	12,161	1,663
Agricultural business	98,449	60	1,998	86	78,941	2,496	2,748	141
	$513,838	$6,277	$34,891	$2,054	$473,735	$10,950	$36,892	$1,804

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	June 30, 2013		June 30, 2012
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$46,502	$236	$52,488	$138
Construction	2,360	—	2,808	—
Consumer:
Consumer direct	21,204	15	21,342	3
Consumer home equity	65,363	1,018	80,977	569
Consumer OD & reserves	2,995	—	3,038	—
Consumer indirect	5	—	230	2
	$138,429	$1,269	$160,883	$712

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

June 30, 2013	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$128	$—	$236	$364	$46,374	$—	$236	$236
Construction	—	—	—	—	2,360	—	—	—
Commercial:
Commercial business	122	460	17	599	74,956	—	4,365	4,365
Equipment finance leases	4	35	—	39	1,594	—	35	35
Commercial real estate:
Commercial real estate	76	—	451	527	238,530	—	1,180	1,180
Multi-family real estate	—	—	27	27	49,190	—	27	27
Construction	—	—	—	—	12,879	—	—	—
Agricultural:
Agricultural real estate	—	10	—	10	77,324	—	11,634	11,634
Agricultural business	37	58	—	95	100,303	—	4,113	4,113
Consumer:
Consumer direct	33	—	15	48	21,171	—	15	15
Consumer home equity	282	55	510	847	65,534	—	1,018	1,018
Consumer OD & reserve	7	—	—	7	2,988	—	—	—
Consumer indirect	—	—	—	—	5	—	—	—
Total	$689	$618	$1,256	$2,563	$693,208	$—	$22,623	$22,623
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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

At June 30, 2013, the Bank had identified $24,381 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income on impaired loans is generally recognized on a cash basis. The average recorded investment of impaired loans is calculated using the daily average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	June 30, 2013			June 30, 2012
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
One-to four-family	$236	$236	$—	$—	$—	$—
Commercial business	1,619	1,619	—	1,813	1,815	—
Commercial real estate	510	544	—	1,112	1,112	—
Multi-family real estate	27	27	—	32	32	—
Agricultural real estate	4,978	4,978	—	3,957	3,957	—
Agricultural business	3,730	3,730	—	120	120	—
Consumer direct	20	26	—	—	—	—
Consumer home equity	871	1,037	—	—	—	—
	11,991	12,197	—	7,034	7,036	—
With an allowance recorded:
One-to four-family	41	41	8	214	214	27
Commercial business	3,510	3,510	665	—	—	—
Commercial real estate	823	823	148	410	443	74
Agricultural real estate	7,204	7,204	1,381	7,838	8,254	1,721
Agricultural business	383	383	100	1,049	1,049	267
Consumer direct	—	—	—	—	—	—
Consumer home equity	429	435	161	121	121	30
	12,390	12,396	2,463	9,632	10,081	2,119
Total:
One-to four-family	277	277	8	214	214	27
Commercial business	5,129	5,129	665	1,813	1,815	—
Commercial real estate	1,333	1,367	148	1,522	1,555	74
Multi-family real estate	27	27	—	32	32	—
Agricultural real estate	12,182	12,182	1,381	11,795	12,211	1,721
Agricultural business	4,113	4,113	100	1,169	1,169	267
Consumer direct	20	26	—	—	—	—
Consumer home equity	1,300	1,472	161	121	121	30
	$24,381	$24,593	$2,463	$16,666	$17,117	$2,119
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized:

	Fiscal Years Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$284	$13	$346	$21
Commercial business	3,518	73	687	—
Commercial real estate	1,386	22	772	21
Multi-family real estate	29	—	13	—
Agricultural real estate	11,226	91	12,246	41
Agricultural business	2,340	37	7,823	—
Consumer direct	6	—	11	—
Consumer home equity	656	26	122	8
	$19,445	$262	$22,020	$91
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2013, new TDRs consisted of two commercial real estate, four commercial business, two agricultural, two residential, and 10 consumer loans. In total, 10 were evaluated for impairment based on collateral adequacy and 10 were evaluated for impairment based upon the present value of discounted cash flows.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

June 30, 2013	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	1	$41	$41
Commercial business	5	4,372	4,372
Commercial real estate	5	974	940
Agricultural	9	14,769	14,769
Consumer	10	247	247
	30	$20,403	$20,369

June 30, 2012	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	1	$216	$214
Commercial real estate	3	544	442
Agricultural	8	12,191	11,649
Consumer	3	123	121
	15	$13,074	$12,426
_____________________________________

(1)	Includes 14 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $18,616.

(2)	Includes eight customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $11,213.
Excluded from above, at June 30, 2013, the Company had one agricultural relationship with a recorded balance of $9 that was originally restructured in fiscal 2012, two consumer relationships with a recorded balance of $44 that were originally restructured in fiscal 2013, and one residential relationship with a recorded balance of $84 that was originally restructured in fiscal 2013. These loans are not in compliance with their restructured terms and are in nonaccrual status. At June 30, 2012, the Company had one agricultural relationship with a recorded balance of $117, which was not in compliance with its restructured terms. It was in nonaccrual status at the time of the original restructuring in fiscal 2011. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

New restructured contracts during the previous 12 months ended June 30 are as indicated:

	2013			2012
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Residential	2	$125	$125	—	$—	$—
Commercial business	4	4,364	4,364	3	442	442
Commercial real estate	2	701	701	—	—	—
Agricultural	2	6,609	6,609	3	3,064	3,064
Consumer	10	199	199	—	—	—
	20	$11,998	$11,998	6	$3,506	$3,506
Of the restructured contracts during the previous 12 months ended June 30, 2013, 18 were customers who had loan maturity extensions granted which did not reduce the interest rate below the market rate and two were customers who declared bankruptcy. Two of these restructured contracts defaulted in fiscal 2013 and are in foreclosure. Of the restructured contracts during the previous 12 months ended June 30, 2012, six were customers who had loan maturity extensions granted which did not reduce the interest rate below the market rate. None of these restructured contracts defaulted in fiscal 2012.
NOTE 4—LOAN SERVICING

Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

	Fiscal Years Ended June 30,
	2013	2012	2011
Mortgage servicing rights, beginning	$12,820	$12,952	$12,733
Additions	1,887	1,938	2,219
Amortization (1)	(2,471)	(2,070)	(2,000)
Mortgage servicing rights, ending	$12,236	$12,820	12,952

Valuation allowance, beginning	$(888)	$—	—
(Additions) / reductions (1)	(361)	(888)	—
Valuation allowance, ending	$(1,249)	$(888)	—

Mortgage servicing rights, net	$10,987	$11,932	$12,952

Servicing fees received	$3,308	$3,561	$3,576
Balance of loans serviced at:
Beginning of period	1,187,900	1,199,059	1,138,793
End of period	1,123,012	1,187,900	1,199,059
_____________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were approximately $11,467 and $11,619, at June 30, 2013 and 2012, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The fair values of mortgage servicing rights were $10,987 and $11,932, at June 30, 2013 and 2012, respectively. The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 10.0% and 9.0% for valuation purposes at June 30, 2013 and 2012, respectively.  Prepayment speeds utilized at June 30, 2013 and 2012 were 13.5% and 16.1%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

	June 30, 2013	June 30, 2012
Land	$3,066	$3,321
Buildings and improvements	19,161	19,011
Leasehold improvements	1,970	2,149
Furniture, fixtures, equipment and automobile	18,852	20,387
	43,049	44,868
Less accumulated depreciation and amortization	(29,196)	(30,108)
	$13,853	$14,760

The Company leases office equipment, which requires minimum rentals totaling $14 through April 2016. The Company incurred rent expense of $933, $1,702 and $1,140 for fiscal 2013, 2012 and 2011, respectively. Fiscal 2013 and 2012 rent expense included accelerated lease termination obligations of $3 and $550, respectively, due to branch closures. In addition, the Company has leased property under various operating lease agreements, which expire at various times.
The total rental commitments at June 30, 2013, under the leases are as follows:

2014	$831
2015	759
2016	617
2017	515
2018	481
Thereafter	2,361
$5,564

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the components at June 30:

	2013	2012
Goodwill(1)	$4,366	$4,366

Amortizable intangible assets:
Customer base(3)	479	—
Covenant not to compete(4)	119	—
Total intangible assets	598	—
Accumulated amortization:
Customer base	12	—
Covenant not to compete	14	—
Total accumulated amortization	26	—
Amortizable intangible assets, net(2)	572	—

Goodwill and intangible assets, net	$4,938	$4,366
_______________________________________________________________
(1) Banking segment related goodwill.
(2) Other segment related intangible assets.
(3) Amortization life of 10.0 years.
(4) Amortization life of 2.0 years.

Amortization expense of intangible assets for fiscal years ended June 30, 2013, 2012 and 2011, were $26, $0 and $0.

Scheduled amortization expense of intangible assets at June 30, 2013, are as follows:

Amount
Amortization expense in fiscal year:
2014	$108
2015	93
2016	48
2017	48
2018	48
Thereafter	227
$572

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

NOTE 7—DEPOSITS
Deposits consist of the following:

	June 30, 2013	June 30, 2012
Noninterest-bearing checking accounts	$156,896	$146,963
Interest-bearing accounts	151,359	138,075
Money market accounts	212,817	210,298
Savings accounts	115,573	121,092
In-market certificates of deposit	239,521	265,009
Out-of-market certificates of deposit	22,595	12,422
	$898,761	$893,859

Scheduled maturities of certificates of deposit at June 30, 2013, are as follows:

	Amount	Weighted Average Rate
Maturing in fiscal year:
2014	$152,885	0.86%
2015	47,690	1.38%
2016	20,821	1.44%
2017	25,305	1.86%
2018	12,899	1.48%
Thereafter	2,516	1.43%
	$262,116	1.13%

All deposit accounts are permanently insured up to $250 by the Deposit Insurance Fund ("DIF") under management of the Federal Deposit Insurance Corporation ("FDIC"). The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was approximately $131,423 and $131,584 at June 30, 2013 and 2012, respectively. Deposits at June 30, 2013 and 2012, include $96,384 and $113,333, respectively, of deposits from one local governmental entity, the majority of which are savings account balances.
The Company has deposits from directors, executive officers or related interests in the normal course of business. These deposits are substantially at the same terms and rates for comparable transactions with other unrelated customers. The aggregate amount of deposits from such related parties was approximately $630 and $523 at June 30, 2013 and 2012.

NOTE 8—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank of Des Moines ("FHLB") and other borrowings are summarized as follows:

	June 30, 2013	June 30, 2012
Overnight federal funds purchased	$39,775	$—
Range for fixed-rate advances (with rates ranging from 2% to 4.25%)	127,100	142,100
Other borrowings(1)(2)	288	294
	$167,163	$142,394
_____________________________________

(1)
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4,000 with no funds advanced at June 30, 2013. The Company has pledged 100% of bank stock as collateral for this line of credit.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

(2)
The Bank is a participating lender in the South Dakota Housing Development Authority program for flood victims in the north-eastern part of the state of South Dakota, at May 2007. The money is provided to the Bank at a zero percent interest rate to be used in making loans to such flood victims. This is a revolving line of credit, in which the participating lender may borrow, prepay and re-borrow for a term of 10 years. The outstanding balances at June 30, 2013 and 2012 were $288 and $294, respectively.

Aggregate maturities of advances from FHLB and other borrowings at June 30, 2013, computed based upon contractual maturity date, are as follows:

	Amount	Weighted Average Rate
Maturing in fiscal year:
2014	$71,575	1.58%
2015	27,000	3.00
2016	14,800	2.55
2017	288	—
2018	33,500	3.35
Thereafter	20,000	3.69
	$167,163	2.50%

Prepayment of convertible, or callable, advances results in a prepayment fee as negotiated between the Bank and the FHLB. Convertible advances without a strike rate are subject to be called at the FHLB's discretion. Convertible advances tied to LIBOR strike rates may only be called if the three-month LIBOR rate is equal to or greater than the indicated strike rate.
Advances with the FHLB are secured by stock in the FHLB, which is comprised of membership stock and activity-based stock. The membership stock requirement is based on a percentage of total assets as of the preceding December 31. At June 30, 2013 and 2012, the Bank held $1,459 and $1,469, respectively, in membership stock. The activity-based stock requirement is based on 4.45% of advances outstanding; however, effective August 1, 2013, the requirement reduced to 4.00%. At June 30, 2013 and 2012, the Bank held $7,426 and $6,323, respectively, in activity-based stock.
In addition, advances with the FHLB are secured by one-to four-family first mortgage loans, multi-family first mortgage loans and investment securities. In order to provide additional borrowing collateral, commercial real estate first mortgage loans, agricultural real estate first mortgage loans, home equity line of credit loans and home equity second mortgage loans have also been pledged with the FHLB. At June 30, 2013, the Bank had total collateral with the FHLB of $453,287, of which $248,087 was available for additional borrowing. At June 30, 2012, the Bank had total collateral with the FHLB of $407,416, of which $262,038 was available for additional borrowing.
Advances with the Federal Reserve Bank are secured by commercial and agricultural business loans. At June 30, 2013, the Bank had total collateral with the Federal Reserve Bank of $64,945, of which $64,945 was available for borrowing.
The Bank currently has a $15,000 unsecured line of federal funds with First Tennessee Bank, NA, which had no outstanding balance at June 30, 2013 and 2012. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Bank currently has a $20,000 unsecured line of federal funds with Zions Bank, which had no outstanding balance at June 30, 2013 and 2012. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Company has a line of credit for $4,000 with United Bankers' Bank for liquidity needs, which was renewed on October 1, 2012. At June 30, 2013, there were no outstanding advances under this Loan Agreement and the note has a maturity of October 1, 2013. In connection with entering into the Loan Agreement, the Company also entered into a Commercial Pledge Agreement with the Lender, granting the Lender a first security interest in 100% of the stock of the Bank. The Loan Agreement contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at June 30, 2013.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

NOTE 9—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS
The Company has issued and outstanding 24,000 shares totaling $24,000 of Company Obligated Mandatorily Redeemable Preferred Securities. These four Trusts were established and exist for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures of the Company. These subordinated debentures constitute the sole assets of the four Trusts. The securities provide for cumulative cash distributions calculated at a rate based on three-month LIBOR plus a range from 1.65% to 3.35% adjusted quarterly. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarterly periods, but not beyond the respective maturity date. At the end of the deferral period, all accumulated and unpaid distributions must be paid. The capital securities have redemption dates ranging from January 7, 2033 to October 1, 2037; however, the Company has the option to shorten the respective maturity date for all four securities as the call option date has passed. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of the payment to all of the Company's indebtedness and senior to the Company's capital stock.
During the fourth quarter of fiscal 2013, the Company repurchased 3,000 shares totaling $3,000 of trust preferred securities that were originally issued in July 2007. This transaction reduced the outstanding shares totaling $27,000 at June 30, 2012 to $24,000 and resulted in a gain of $870. Simultaneously, the Company unwound the associated interest rate swap and recognized a charge of $718. The overall impact of the two related transactions was a net gain of $152, which is included in the other noninterest income in the financial statements. See Note 10 "Interest Rate Contracts" for information on the interest rate swap agreement.

NOTE 10—INTEREST RATE CONTRACTS
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
The Company has outstanding interest rate swap agreements with notional amounts totaling $22,000 to convert four variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 2.2 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.96%. The fair value of the derivatives was an unrealized loss of $1,446 at June 30, 2013 and an unrealized loss of $2,986 at June 30, 2012. The unrealized loss at June 30, 2012 includes the effective swaps and the forward-starting swap agreements which became effective in fiscal 2013. The Company pledged $1,524 in cash under collateral arrangements at June 30, 2013, to satisfy collateral requirements associated with these interest rate swap contracts.
During the fourth quarter of fiscal 2013, the Company terminated the interest rate swap agreement with notional amount of $5,000 that was related to the extinguished variable-rate trust preferred security. The Company recognized a charge of $718 which is included in other noninterest income in the financial statements. See Note 9 "Subordinated Debentures Payable to Trusts" for amounts reported from the transaction.
The Company has borrower interest rate swap agreements with notional amounts totaling $32,021 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for fiscal years ended June 30, 2013 and 2012. Any amounts due to the Company are expected to be collected from the borrowers.  Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
During the first quarter of fiscal 2013, the Company terminated its five interest rate swap agreements with notional amounts totaling $35,000 which converted the variable-rate attributes of a pool of deposits into fixed-rate instruments. The

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

Company recognized a charge of $1,456, which is included in other noninterest income in the financial statements. Comparatively, no gain or loss was recognized in net income for fiscal 2012 related to interest rate swaps.
No deferred net losses on interest rate swaps in other comprehensive loss at June 30, 2013, are expected to be reclassified into net income during the next fiscal year. See Note 18 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized at June 30, 2013:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$8,437	$861	$—
Fair value hedge	Loans and leases receivable	15,147	380	—
Cash flow hedge	Accrued expenses and other liabilities	22,000	—	(1,446)
Non-designated derivatives	Accrued expenses and other liabilities	8,437	—	(861)
		$54,021	$1,241	$(2,307)
The following table summarizes the derivative financial instruments utilized at June 30, 2012:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$1,342	$65	$—
Cash flow hedge	Accrued expenses and other liabilities	69,000	—	(4,533)
Non-designated derivatives	Accrued expenses and other liabilities	1,342	—	(65)
		$71,684	$65	$(4,598)
The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received at June 30, 2013:

	Notional Value	Average Maturity (years)	Fair Value (Loss)	Receive	Pay
Liability conversion swaps	$22,000	2.2	$(1,446)	2.86%	5.96%
Loan interest rate swaps	32,021	8.8	380	2.18	4.41
	$54,021		$(1,066)
The following table summarizes the amount of gains (losses) included in the income statements:

		Fiscal Years Ended June 30,
	Income Statement Location	2013	2012	2011
Cash flow hedge	Other noninterest income	$(2,174)	$—	$—

NOTE 11—INCOME TAX MATTERS
The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. The Bank is allowed bad debt deductions based on actual charge-offs.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The consolidated provision for income taxes from continuing operations consists of the following for the fiscal years ended June 30:

	2013	2012	2011
Current
Federal	$2,549	$457	$1,757
State	498	553	245
Deferred expense	(13)	1,483	(2,233)
	$3,034	$2,493	$(231)

Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in tax expense for the fiscal years ended June 30 are as follows:

	2013	2012	2011
Computed "expected" tax expense	$3,117	$2,680	$157
Increase (decrease) in income taxes resulting from:
Tax exempt income	(325)	(279)	(345)
State taxes, net of federal benefit	417	295	391
Increase in cash surrender value of life insurance	(241)	(200)	(196)
Benefit of income taxed at lower rates	(66)	(58)	17
Other, net	132	55	(255)
	$3,034	$2,493	$(231)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The components of the net deferred tax asset are as follows:

	June 30, 2013	June 30, 2012
Deferred tax assets
Allowance for loan and lease losses	$3,903	$3,832
Cash flow hedges	491	1,603
Accrued expenses	604	546
Net unrealized loss on securities available for sale	849	—
Pension cost	1,193	828
Other	391	495
	7,431	7,304
Less valuation allowance	—	—
	7,431	7,304
Deferred tax liabilities
Net unrealized gain on securities available for sale	—	1,630
Defined benefit pension plan	325	482
Property and equipment	518	577
Mortgage servicing rights	325	540
Other assets	456	420
Other	529	122
	2,153	3,771
	$5,278	$3,533

Retained earnings at June 30, 2013 and 2012, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.
The Company had no unrecognized tax benefits at June 30, 2013 and 2012. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal 2013 and 2012, and had no accrued interest and penalties on the balance sheet at June 30, 2013 and 2012. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months.

NOTE 12—REGULATORY CAPITAL
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, at June 30, 2013 and 2012, that the Bank meets all capital adequacy requirements to which it is subject.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

At June 30, 2013, the Bank met the regulatory criteria for being considered a "well-capitalized" institution. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have unfavorably changed the Bank's category.
The following table summarizes the Bank's compliance with its regulatory capital requirements:

	Actual		Requirement		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
June 30, 2013
Tier I (core) capital (to adjusted total assets)	$115,814	9.56%	$48,440	4.00%	$60,550	5.00%
Total risk-based capital (to risk-weighted assets)	125,702	15.83%	63,541	8.00%	79,426	10.00%
Tangible capital (to tangible assets)	115,814	9.56%	18,165	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	115,814	14.58%	N/A	N/A	47,656	6.00%
June 30, 2012
Tier I (core) capital (to adjusted total assets)	$113,776	9.66%	$47,128	4.00%	$58,910	5.00%
Total risk-based capital (to risk-weighted assets)	123,461	15.87%	62,240	8.00%	77,800	10.00%
Tangible capital (to tangible assets)	113,776	9.66%	17,673	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	113,776	14.62%	N/A	N/A	46,680	6.00%

NOTE 13—STOCKHOLDERS' EQUITY
The Company has authorized 50,000 shares of Preferred Stock, designated as "Series A Junior Participating Preferred Stock" with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance. No shares of Preferred Stock were outstanding at June 30, 2013.
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
A federal savings association proposing to make a capital distribution is required to submit a prior notice to the OCC if: (1) the association would not be well-capitalized following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of the association's common or preferred stock or retire any part of debt instruments such as notes or debentures included in the association's capital (other than regular payments required under a debt instrument); or (3) the association is a subsidiary of a savings and loan holding company and is not required to file a notice regarding the proposed distribution with the Federal Reserve, in which case only an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

Each of the Federal Reserve and OCC have primary reviewing responsibility for the applications or notices required to be submitted to them by savings associations relating to a proposed distribution. The Federal Reserve may disapprove of a notice, and the OCC may disapprove of a notice or deny an application, if:

•	the savings association would be under-capitalized following the distribution;

•	the proposed distribution raises safety and soundness concerns; or

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

On July 29, 2013, the Board of Directors declared a $0.1125 per share dividend payable on August 16, 2013, to shareholders of record as of August 9, 2013. This cash dividend has not been reflected in the consolidated financial statements.

NOTE 14—EARNINGS PER SHARE
Following is a reconciliation of the net income and common stock share amounts used in the calculation of basic and diluted EPS.

	Fiscal Years Ended June 30,
	2013	2012	2011
Net income	$5,870	$5,165	$679

Basic EPS:
Weighted average number of common shares outstanding	7,054,164	6,995,276	6,967,538
Basic earnings per common share	$0.83	$0.74	$0.10

Diluted EPS:
Weighted average number of common shares outstanding	7,054,164	6,995,276	6,967,538
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	2,981	1,471	2,099
Weighted average number of common shares and common share equivalents	7,057,145	6,996,747	6,969,637
Diluted earnings per common share	$0.83	$0.74	$0.10

Options and SARs outstanding of approximately 74,200 shares of common stock at a weighted average share price of $15.26 during the fiscal year ended June 30, 2013, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Options and SARs outstanding of approximately 154,100 shares of common stock at a weighted average share price of $14.07 during the fiscal year ended June 30, 2012, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Options outstanding of approximately 258,000 shares of common stock at a weighted average share price of $14.12 during the fiscal year ended June 30, 2011, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

NOTE 15—DEFINED BENEFIT PLAN
The Company has a noncontributory (cash balance) defined benefit pension plan covering all employees of the Company and its wholly-owned subsidiaries who have attained the age of 21 and have completed 1,000 hours in a plan year. The benefits are based on 6% of each eligible participant's annual compensation, plus income earned in the accounts at a rate determined

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

annually based on 30-year Treasury note rates. The Company's funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time. 100% vesting occurs after three years with a retirement age of the later of age 65 or three years of participation.
Information relative to the components of net periodic benefit cost measured at/or for the fiscal years ended for the Company's defined benefit plan is presented below.

	Fiscal Years Ended June 30,
	2013	2012
Changes in benefit obligations
Benefit obligations, beginning	$8,366	$8,913
Service cost	658	784
Interest cost	655	706
Benefits paid	(1,518)	(2,478)
Assumption changes	(388)	1,347
Actuarial (gain) loss	1,554	(906)
Benefit obligations, ending	9,327	8,366
Changes in plan assets
Fair value of plan assets, beginning	7,867	9,883
Actual return (loss) on plan assets	708	(8)
Company contributions	400	470
Benefits paid	(1,518)	(2,478)
Fair value of plan assets, ending	7,457	7,867
Funded status at end of year(1)	(1,870)	(499)
Amounts recognized in accumulated other comprehensive loss consists of net loss	3,139	2,179
Accumulated benefit obligation	$7,832	$7,647
_____________________________________

(1)	Amounts included in other liabilities and other assets on the Consolidated Statements of Financial Condition for June 30, 2013 and 2012, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below:

	Fiscal Years Ended June 30,
	2013	2012	2011
Net periodic benefit cost
Service cost	$658	$784	$588
Interest cost	655	706	615
Expected return on plan assets	(629)	(783)	(650)
Amortization of prior losses	128	—	94
Net periodic benefit cost	$812	$707	647
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) / loss	960	1,232	(213)
Total recognized in net periodic benefit cost and other comprehensive loss	$1,772	$1,939	$434
The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $211.
The weighted-average assumptions used to determine benefit obligations are as follows:

	Fiscal Years Ended June 30,
	2013	2012
Discount rate—pre-retirement	7.50%	7.50%
Discount rate—post-retirement	3.17%	3.11%
Rate of compensation increase	3.00%	4.00%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Fiscal Years Ended June 30,
	2013	2012	2011
Discount rate—pre-retirement	7.50%	7.50%	7.50%
Discount rate—post-retirement	3.11%	4.65%	4.62%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%

The overall expected long-term rate of return on assets is based on economic forecasts and projected asset allocation.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The Company's pension plan weighted-average asset allocations by asset category are as follows:

	June 30, 2013
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$4,358	$1,031	58.4%	55.0%	(1)
Fixed	2,454	(60)	32.9%	30.0%	(2)
Other	587	(41)	7.9%	10.0%	(3)
Cash and cash equivalents	58	—	0.8%	5.0%	(2)
Total pension plan assets	$7,457	$930	100.0%	100.0%
_____________________________________

(1)	Includes a plus/minus range of 10.0%

(2)	Includes a plus/minus range of 5.0% and includes cash and cash equivalents

(3)	Maximum allowed of 10.0%

	June 30, 2012
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$4,306	$697	54.7%	55.0%	(1)
Fixed	2,613	102	33.2%	30.0%	(2)
Other	587	(24)	7.5%	10.0%	(3)
Cash and cash equivalents	361	—	4.6%	5.0%	(2)
Total pension plan assets	$7,867	$775	100.0%	100.0%
_____________________________________

(1)	Includes a plus/minus range of 10.0%

(2)	Includes a plus/minus range of 5.0% and includes cash and cash equivalents

(3)	Maximum allowed of 10.0%

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The fair value of the Company's pension plan assets at June 30 by asset category are as follows:

	2013
Asset Category	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Cash and cash equivalents	$58	$—	$—	$58
Equity securities:
Domestic large-cap fund	2,528	—	—	2,528
Domestic small/mid-cap fund	853	—	—	853
International large-cap fund	544	—	—	544
Emerging markets fund	433	—	—	433
Fixed income securities:
Emerging markets fund	118	—	—	118
Corporate bonds fund	1,399	—	—	1,399
Treasury bonds fund	567			567
Mortgage-backed securities fund	370	—	—	370
Other types of investments:
Alternative assets fund	587	—	—	587
Total assets	$7,457	$—	$—	$7,457

	2012
Asset Category	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Cash and cash equivalents	$361	$—	$—	$361
Equity securities:
Domestic large-cap fund	2,677	—	—	2,677
Domestic small/mid-cap fund	637	—	—	637
International large-cap fund	608	—	—	608
Emerging markets fund	384	—	—	384
Fixed income securities:
Emerging markets fund	109	—	—	109
Corporate bonds fund	1,852	—	—	1,852
Mortgage-backed securities fund	652	—	—	652
Other types of investments:
Alternative assets fund	587	—	—	587
Total assets	$7,867	$—	$—	$7,867

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash—The carrying amounts reported in the plan assets for cash approximate their fair values.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

Securities—Fair values for investment securities are based on quoted market prices
The objective of the pension plan investment policy for equities is to pursue a growth strategy that results in capital appreciation. The objective of the pension plan investment policy for fixed rate instruments and cash equivalents is to ensure safety of principal and interest.
The Company expects to contribute $455 to its pension plan in fiscal 2014. The minimum required contribution is $0.
Estimated Future Benefit Payments: The following benefit payments which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ended June 30:

Amount
2014	$711
2015	509
2016	515
2017	387
2018	1,733
Years 2019 - 2023	6,275

NOTE 16—RETIREMENT SAVINGS PLAN
The Company has a retirement savings plan covering all employees of the Company who have attained age 21 and completed one expected year of service during which they worked at least 1,000 hours. The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to IRS Code Section 401(k) and regulations issued there under. The plan allows voluntary contributions by eligible employees, and also allows discretionary contributions by the Company as determined annually by the Board of Directors. The total compensation cost charged to expense related to the plan was $356, $319 and $371 for fiscal 2013, 2012 and 2011, respectively.
NOTE 17—STOCK-BASED COMPENSATION PLANS
During fiscal 2003, the Company established the 2002 Stock Option and Incentive Plan ("2002 Option Plan"). Under the 2002 Option Plan, awards for an aggregate amount of 907,500 common shares could be granted to directors and employees of the Bank. Options granted under the Option Plan could have been either options that qualify as Incentive Stock Options, as defined in the Code, or options that do not qualify. Options granted had a maximum term of 10 years. The 2002 Option Plan also provided for the award of stock appreciation rights, limited stock appreciation rights and nonvested stock. The 2002 Option Plan expired by its terms on September 20, 2012, and no new awards may be made thereunder after such date. No plan has been implemented since the expiration of the 2002 Option Plan.
The Company had a long-term incentive plan, which provided for the grant of nonvested stock awards and for stock appreciation rights ("SARs") settled in stock under the 2002 Option Plan if the Company achieved certain performance levels. No nonvested stock awards were issued in fiscal 2013, 2012 and 2011. During fiscal 2013, 2012 and 2011, $36, $61 and $153, respectively, were recorded as amortization expense. No SARs were issued in fiscal 2013, 2012 and 2011. During fiscal 2013, 2012 and 2011, $41, $65 and $104, respectively, were recorded as amortization expense.
Due to the expiration of the plan, no shares of nonvested stock or SARs will be issued in fiscal 2014 as compensation for service during fiscal 2013 under the plan.
During fiscal 2004, the Company created a pool of 12,100 nonvested shares for grants under the 2002 Option Plan ("2002 Pool"). In January 2012, the Board of Directors authorized an additional 50,000 nonvested shares to be added to the pool under this plan. The key provisions of the 2002 Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination. During fiscal 2013, 2012 and 2011, 9,000, 33,150 and 6,847 nonvested shares, respectively, were awarded under the Pool. The issuance value of these nonvested shares was $115, $405 and $68, respectively, and is being amortized over their vesting periods with the unamortized balance included in additional paid in capital in the consolidated balance sheet. During fiscal 2013, 2012 and 2011, $172, $62 and $39, respectively, were recorded as

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

amortization expense. The nonvested shares of common stock issued to employees are included in the outstanding shares of common stock which is used in calculating earnings per share.
In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock were made to outside directors of the Company. Each outside director is entitled to all voting, dividend and distribution rights during the vesting period. No shares were awarded in fiscal 2013, but during fiscal 2012 and 2011, shares of nonvested stock awarded were 20,409 and 18,777, respectively. The nonvested shares vest on the first anniversary of the date of grant. During fiscal 2013, 2012 and 2011, amortization expenses recorded were $131, $195 and $186, respectively. The nonvested shares of common stock issued to outside directors are included in the outstanding shares of common stock which is used in calculating earnings per share.
The fair value of each incentive stock option and each stock appreciation right grant was estimated at the grant date using the Black-Scholes option-pricing model.  There were no issuances in fiscal 2013, 2012 and 2011.
Stock option activity for the fiscal year ended June 30, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	50,067	$14.41
Granted	—	—
Forfeited	(5,711)	16.49
Expired	(1,059)	9.92
Exercised	(7,525)	9.92
Ending Balance	35,772	$15.16	1.12	$—
Vested and exercisable at June 30	35,772	$15.16	1.12	$—

Stock appreciation rights activity for the fiscal year ended June 30, 2013, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	112,570	$13.60
Granted	—	—
Forfeited	(8,923)	14.21
Exercised	(1,938)	12.48
Ending Balance	101,709	$13.56	5.58	$34
Vested and exercisable at June 30	85,899	$13.76	5.46	$25
The Company applied a forfeiture rate of 17.0% when calculating the amount of options and stock appreciation rights expected to vest at June 30, 2013. This rate is based upon historical activity and will be revised if necessary in subsequent periods if actual forfeitures differ from these estimates. The total intrinsic value of options exercised was $22, $35 and $5, respectively, during fiscal 2013, 2012 and 2011, while amortization expense was recorded of $41, $65 and $104, respectively. At June 30, 2013, there was $7 of total unrecognized compensation cost related to nonvested SARs awards. The cost is expected to be recognized over a weighted-average period of two months for SARs awards. Cash received from the exercise of options and SARs for fiscal 2013, 2012 and 2011, was $43, $175 and $139, respectively. There were no cashless option exercises or related tax benefit realized for fiscal 2013, 2012 and 2011. The company generally uses treasury shares to satisfy stock option exercises.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

Nonvested share activity for the fiscal years ended June 30, follows:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	62,281	$11.76	37,810	$11.77	69,475	$13.68
Granted	9,000	12.75	53,559	11.75	25,624	10.72
Vested	(39,854)	11.67	(25,952)	11.61	(49,745)	13.85
Forfeited	(1,408)	12.28	(3,136)	12.92	(7,544)	12.14
Nonvested Balance, ending	30,019	$12.15	62,281	$11.76	37,810	$11.77

Pretax compensation expense recognized for nonvested shares for fiscal 2013, 2012 and 2011 was $209, $123 and $192, respectively, which produced related tax benefits of $71, $47 and $73, respectively. At June 30, 2013, there was $292 of total unrecognized compensation cost related to nonvested shares granted under the 2002 Option Plan. That cost is expected to be recognized over a weighted-average period of 17 months. The total fair value of shares vested during fiscal years fiscal 2013, 2012 and 2011, was $255, $94 and $529, respectively.
In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock were made to outside directors of the Company. Each outside director was entitled to all voting, dividend and distribution rights during the vesting period. Pretax compensation expense recognized for nonvested shares for fiscal 2013, 2012 and 2011, was $131, $195 and $186, respectively, which produced related tax benefits of $45, $74 and $71, respectively. At June 30, 2013, there was no unrecognized compensation cost related to nonvested shares. The total fair value of shares vested during fiscal 2013, 2012 and 2011, was $259, $207 and $160, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss during fiscal years ended June 30, are as follows:

	2013	2012	2011
Net income	$5,870	$5,165	$679
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized losses for which a portion of an other-than-temporary impairment has been recognized in earnings	—	—	2,487
Change in unrealized gains (losses) on other securities	(4,413)	3,024	(2,925)
Reclassification adjustment:
Net impairment credit loss recognized in earnings	—	—	549
Security (gains) recognized in earnings	(2,110)	(1,490)	3,602
Income tax (expense) benefit	2,479	(583)	(1,411)
Other comprehensive income (loss) on securities available for sale	(4,044)	951	2,302
Defined benefit plan:
Net unrealized gain (loss)	(960)	(1,232)	213
Income tax (expense) benefit	365	468	(81)
Other comprehensive income (loss) on defined benefit plan	(595)	(764)	132
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	913	(687)	(889)
Reclassification adjustment:
Hedge losses recognized in earnings	2,174	—	—
Income tax (expense) benefit	(1,111)	296	302
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	1,976	(391)	(587)
Total other comprehensive income (loss)	(2,663)	(204)	1,847
Comprehensive income	$3,207	$4,961	$2,526
Cumulative other comprehensive gain (loss) balances were:

	June 30, 2013	June 30, 2012	June 30, 2011
Unrealized (loss) gain on securities available for sale, net of related tax benefit (provision) of $849, ($1,630) and ($1,047)	$(1,385)	$2,659	$1,708
Unrealized (loss) on defined benefit plan, net of related tax benefit of $1,193, $828 and $360	(1,946)	(1,351)	(587)
Unrealized (loss) on cash flow hedging activities, net of related tax benefit of $492, $1,603 and $1,307	(954)	(2,930)	(2,539)
	$(4,285)	$(1,622)	$(1,418)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

NOTE 19—FINANCIAL INSTRUMENTS
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

Estimated fair values of the Company's financial instruments are as follows:

June 30, 2013		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,352	$21,352	$21,352	$—	$—
Securities available for sale	424,481	424,481	12	424,469	—
Correspondent bank stock	8,936	8,936	—	8,936	—
Loans held for sale	9,169	9,169	—	9,169	—
Net loans and leases receivable	685,028	686,883	—	16,165	670,718
Accrued interest receivable	5,301	5,301	—	5,301	—
Servicing rights, net	10,987	10,987	—	—	10,987
Interest rate swap contracts	861	861	—	861	—
Financial liabilities
Deposits	898,761	899,523	—	—	899,523
Interest rate swap contracts	2,307	2,307	—	2,307	—
Borrowed funds	167,163	172,893	—	172,893	—
Subordinated debentures payable to trusts	24,837	26,830	—	—	26,830
Accrued interest payable and advances by borrowers for taxes and insurance	14,178	14,178	—	14,178	—

June 30, 2012		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$50,334	$50,334	$50,334	$—	$—
Securities available for sale	373,246	373,246	10	373,236	—
Correspondent bank stock	7,843	7,843	—	7,843	—
Loans held for sale	16,207	16,207	—	16,207	—
Net loans and leases receivable	673,138	677,139	—	12,314	664,825
Accrued interest receivable	5,431	5,431	—	5,431	—
Servicing rights, net	11,932	11,932	—	—	11,932
Interest rate swap contracts	65	65	—	65	—
Financial liabilities
Deposits	893,859	896,929	—	—	896,929
Interest rate swap contracts	4,598	4,598	—	4,598	—
Borrowed funds	142,394	151,370	—	151,370	—
Subordinated debentures payable to trusts	27,837	25,978	—	—	25,978
Accrued interest payable and advances by borrowers for taxes and insurance	14,664	14,664	—	14,664	—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at June 30, 2013:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$5,365	$—	$5,365
Municipal bonds	—	11,923	—	11,923
Equity securities:
Federal Ag Mortgage	12	—	—	12
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	406,928	—	406,928
Securities available for sale	12	424,469	—	424,481
Net loans and leases receivable	—	380	—	380
Interest rate swap contracts	—	861	—	861
Total assets	12	425,710	—	425,722
Interest rate swaps contracts	—	2,307	—	2,307
Total liabilities	$—	$2,307	$—	$2,307

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
Interest rate swap contracts: The fair values of interest rate swap contracts relate to cash flow hedges of trust preferred debt securities issued by the Company and for specific borrower interest rate swap contracts classified as fair value hedges in net loans and leases receivable and non-designated derivatives. The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves, and include the value associated with counterparty credit risk. Management reviews this third party analysis and has approved the values estimated for the fair values.
The Company had no assets or liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during fiscal years 2013 and 2012 and thus, no reconciliation is presented.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2013:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2013 Incurred Losses(Gains)
Impaired loans	$—	$15,785	$6,133	$(159)
Mortgage servicing rights	—	—	10,987	361

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

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
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis at June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$6,133	Discounted cash flow	Discount rate	3.3% - 10.0% (4.9%)
			Principal loss probability	0.0% - 35.0% (13.8%)

		Collateral valuation	Discount from appraised value	0.0% - 67.3% (11.3%)
			Costs to sell	3.5% - 7.5%

Servicing rights, net	10,987	Discounted cash flow	Constant prepayment rate	13.5%
			Discount rate	10.0%

NOTE 20—COMMITMENTS, CONTINGENCIES AND CREDIT RISK
The Bank originates first mortgage, consumer and other loans in our coverage area and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code ("UCC") filings on the purchased asset. Unused lines of credit amounted to $195,868 and $158,588 at June 30, 2013 and 2012, respectively. Unused letters of credit amounted to $3,656 and $4,185 at June 30, 2013 and 2012, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.
The Bank had outstanding commitments to originate or purchase loans of $40,815 and to sell loans of approximately $9,169 at June 30, 2013. The portion of commitments to originate or purchase fixed rate loans totaled $20,510 with a range in interest rates of 2.0% to 7.0%. At June 30, 2013, the Bank had eleven outstanding commitments to purchase $9,246 investment securities available for sale and no commitments to sell investment securities available for sale. No losses are expected to be sustained in the fulfillment of any of these commitments.
At June 30, 2013, the Bank had an allowance for credit losses on off-balance sheet credit exposures of $90, as compared to $79 at June 30, 2012. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees.The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

NOTE 21—CASH FLOW INFORMATION
Changes in other assets and liabilities for the fiscal years ended June 30, consist of:

	2013	2012	2011
Decrease in accrued interest receivable	$130	$2,176	$1,178
Earnings on cash value of life insurance	(689)	(572)	(560)
Deferred income taxes (credits)	(13)	1,483	(2,233)
Increase (decrease) in net deferred loan fees and other assets	893	(3,679)	(278)
Increase (decrease) in accrued expenses and other liabilities	(2,092)	(114)	945
	$(1,771)	$(706)	$(948)
Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$10,980	$14,840	$17,589
Cash payments for income and franchise taxes	759	2,914	1,940
Supplemental Disclosure of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$(30)	$(2,783)	$(785)

NOTE 22—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)
The Company's condensed balance sheets at June 30 and related condensed statements of income and cash flows for the fiscal years ended June 30, are as follows:
Condensed Statements of Financial Condition

	2013	2012
Assets
Cash primarily with the Bank	$4,186	$6,728
Investments in subsidiaries	118,190	119,388
Investment securities	250	250
Other	1,689	2,219
	$124,315	$128,585
Liabilities
Other borrowings	$24,837	$27,837
Other liabilities	2,207	3,932
Stockholders' equity	97,271	96,816
	$124,315	$128,585

Condensed Statements of Income

	2013	2012	2011
Dividends from subsidiaries	$5,700	$4,500	$—
Interest and other income	177	89	40
Expenses	(3,174)	(4,406)	(3,186)
Income tax benefit, net of franchise taxes	967	1,415	1,009
Equity in undistributed income of subsidiaries	2,200	3,567	2,816
Net income	$5,870	$5,165	$679

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

Condensed Cash Flows

	2013	2012	2011
Cash Flows From Operating Activities
Net income	$5,870	$5,165	$679
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	10	10	10
Equity in (earnings) of subsidiaries	(7,901)	(8,067)	(2,816)
Cash dividends received from subsidiaries	5,700	4,500	—
Loss on termination of swap agreements	718	—	—
(Gain) on extinguishment of subordinated debentures	(870)	—	—
Increase (decrease) in liabilities	(1,724)	1,305	258
Other, net	918	(115)	(85)
Net cash provided by (used in) operating activities	2,721	2,798	(1,954)
Cash Flows From Investing Activities
Capital contribution to the Bank	—	—	—
Net cash used in investment activities	—	—	—
Cash Flows From Financing Activities
Cash dividends paid	(3,175)	(3,148)	(3,136)
Proceeds from issuance of common stock	42	174	140
Extinguishment of subordinated debentures	(2,130)	—	—
Net cash used in financing activities	(5,263)	(2,974)	(2,996)
Increase (decrease) in cash	(2,542)	(176)	(4,950)
Cash at beginning of period	6,728	6,904	11,854
Cash at end of period	$4,186	$6,728	$6,904

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

NOTE 23—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2013
Total interest income	$10,243	$9,832	$9,643	$9,273
Net interest income	7,348	7,170	7,100	6,766
Provision (benefit) for losses on loans and leases	(300)	128	—	443
Net income	2,077	1,033	1,405	1,355
Net income available for common shareholders	2,077	1,033	1,405	1,355
Basic earnings per share	0.29	0.15	0.20	0.19
Diluted earnings per share	0.29	0.15	0.20	0.19

Fiscal Year 2012
Total interest income	$12,869	$12,218	$11,017	$11,107
Net interest income	9,098	8,745	7,745	8,060
Provision (benefit) for losses on loans and leases	522	2,120	264	(1,136)
Net income	1,441	715	1,212	1,797
Net income available for common shareholders	1,441	715	1,212	1,797
Basic earnings per share	0.21	0.10	0.17	0.26
Diluted earnings per share	0.21	0.10	0.17	0.26

NOTE 24—SUBSEQUENT EVENTS
Management has evaluated subsequent events for potential disclosure or recognition through the date that the financial statements were available to be issued. There are no subsequent events that occurred that require additional disclosure.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2013, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.
Management's Report on Internal Control over Financial Reporting
Management's report on internal control over financial reporting is included in Part II, Item 8 "Financial Statements and Supplementary Data," and is furnished herein.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information regarding Directors of the Company is incorporated by reference from the discussion under the heading "Information with Respect to Nominees and Continuing Directors" in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after June 30, 2013 (the "2013 Proxy Statement").
Executive Officers
Information regarding Executive Officers of the Company is contained in Part I, Item 1 "Business" of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference herein.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2013 Proxy Statement.
Code of Ethics
Information regarding the Company's Code of Conduct and Ethics is incorporated by reference from the discussion under the heading "Code of Conduct and Ethics" in the Company's 2013 Proxy Statement.
Director Nominations
Information regarding material changes, if any, to the procedures by which the Company's stockholders may recommend nominees to the Company's Board of Directors is incorporated by reference from the discussion under the heading "Director Nominations" in the Company's 2013 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
Information regarding the Company's Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the heading "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2013 Proxy Statement.

Item 11.    Executive Compensation
Information regarding executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the headings "Compensation Discussion and Analysis," "Personnel, Compensation and Benefits Committee Report," "Executive Compensation," "Director Compensation" and "Personnel, Compensation and Benefits Committee Interlocks and Insider Participation" in the Company's 2013 Proxy Statement.

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

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain Transactions
Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the headings "Transactions with Related Persons" and "Policy on Review, Approval or Ratification of Transactions with Related Persons" in the Company's 2013 Proxy Statement.
Information concerning director independence is incorporated by reference from the discussion under the headings "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2013 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Information concerning the fees for professional services rendered by the Company's registered public accounting firm and the pre-approval policies and procedures of the Company's Audit Committee is incorporated by reference from the discussion under the heading "Proposal No. IV—Ratification of Independent Registered Public Accounting Firm" in the Company's 2013 Proxy Statement.

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

HF FINANCIAL CORP.
Date:	September 13, 2013	By:	/s/ STEPHEN M. BIANCHI
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

Name	Title	Date

/s/ STEPHEN M. BIANCHI	President and Chief Executive Officer (Principal Executive and Operating Officer)	September 13, 2013
Stephen M. Bianchi

/s/ BRENT R. OLTHOFF	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 13, 2013
Brent R. Olthoff

/s/ MICHAEL M. VEKICH	Chairman	September 13, 2013
Michael M. Vekich

/s/ CHARLES T. DAY	Director	September 13, 2013
Charles T. Day

/s/ ROBERT L. HANSON	Director	September 13, 2013
Robert L. Hanson

/s/ DAVID J. HORAZDOVSKY	Director	September 13, 2013
David J. Horazdovsky

/s/ JOHN W. PALMER	Director	September 13, 2013
John W. Palmer

/s/ THOMAS L. VAN WYHE	Director	September 13, 2013
Thomas L. Van Wyhe

Exhibit Index

Exhibit Number	Description
3.1
Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 from the Company's Current Report on Form 8-K dated August 11, 2009, and filed with the SEC on August 17, 2009, file no. 033-44383).

3.2
Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 from the Company's Current Report on Form 8-K dated August 23, 2011, and filed with the SEC on August 29, 2011, file no. 033-44383).

4
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

10.7
Guarantee Agreement dated July 5, 2007, by HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.7 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, file no. 033-44383).

10.8
Indenture dated July 5, 2007, between HF Financial Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.8 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, file no. 033-44383).

10.9+
HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 15, 2002, file no. 033-44383).

10.10+
Amendment No. 1 to the HF Financial Corp. 2002 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.16 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, file no. 033-44383).

10.11+
Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Appreciation Rights Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 13, 2006 and filed with the SEC on September 19, 2006, file no. 033-44383).

10.12+
Form of HF Financial Corp. 2002 Stock Option and Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 26, 2005 and filed with the SEC on September 30, 2005, file no. 033-44383).

10.13+
HF Financial Corp. Excess Pension Plan for Executives (as amended and restated effective January 1, 2009) (incorporated herein by reference to Exhibit 10.8 from the Company's Current Report on Form 8-K dated December 31, 2008 and filed with the SEC on January 7, 2009, file no. 033-44383).

10.14
Loan Agreement, dated September 30, 2009, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 30, 2009 and filed with the SEC on October 6, 2009, file no. 033-44383).

10.15
Promissory Note, dated September 30, 2009, payable to United Bankers' Bank (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated September 30, 2009 and filed with the SEC on October 6, 2009, file no. 033-44383).

10.16
Commercial Pledge Agreement, dated September 30, 2009, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated September 30, 2009 and filed with the SEC on October 6, 2009, file no. 033-44383).

10.17+
Home Federal Bank Short-Term Incentive Plan (as amended and restated effective July 1, 2010) (incorporated herein by reference to Exhibit 10.37 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010, file no. 033-44383).

10.18
Promissory Note dated October 1, 2010 and Addendum to Promissory Note and Commercial Pledge Agreement by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.3 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed with the SEC on November 12, 2010, file no. 033-44383).

10.19+
Separation Agreement between Home Federal Bank and Darrel L. Posegate, dated October 4, 2011 (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated October 4, 2011 and filed with the SEC on October 5, 2011, file no. 033-44383).

10.20+
Letter Agreement between Stephen M. Bianchi and Home Federal Bank and the Company, dated October 14, 2011 (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated October 14, 2011 and filed with the SEC on October 14, 2011, file no. 033-44383).

10.21+
Separation Agreement and Release between Home Federal Bank and David A. Brown, dated January 13, 2012 (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated January 13, 2012 and filed with the SEC on Jan. 13, 2012, file no. 033-44383).

10.22+
Employment Agreement between Stephen M. Bianchi and Home Federal Bank, dated July 26, 2012 (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated July 24, 2012 and filed with the SEC on July 30, 2012, file no. 033-44383).

10.23+
Change of Control Agreement between Stephen M. Bianchi and Home Federal Bank, dated July 26, 2012 (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated July 24, 2012 and filed with the SEC on July 30, 2012, file no. 033-44383).

10.24+
Home Federal Bank Seventh Amended and Restated Long-Term Incentive Plan (including Fiscal Year 2013 Form of Cash Award Agreement) (incorporated herein by reference to Exhibit 10.30 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, file no. 033-44383).

10.25
Promissory Note dated October 1, 2012, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, file no. 033-44383)

10.26+
Amended and Restated Employment Agreement between Stephen M. Bianchi and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.27+
Amended and Restated Change-in-Control Agreement between Stephen M. Bianchi and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.28+
Employment Agreement between Brent R. Olthoff and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.29+
Change-in-Control Agreement between Brent R. Olthoff and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.30+
Employment Agreement between Michael Westberg and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.5 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.31+
Change-in-Control Agreement between Michael Westberg and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.6 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.32+
Employment Agreement between Jon M. Gadberry and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.7 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file no. 033-44383).

10.33+
Change-in-Control Agreement between Jon M. Gadberry and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.8 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file no. 033-44383).

10.34+
Employment Agreement between Natalie A. Sundvold and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.9 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file no. 033-44383).

10.35+
Employment Agreement between Pamela F. Russo and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.10 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file no. 033-44383).

10.36+
Change-in-Control Agreement between Pamela F. Russo and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.11 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file no. 033-44383).

21*	Subsidiaries of the Company

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (set forth on the signature page).

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________________________
* Filed herewith.
** Furnished herewith.
+ Indicates a management contract or compensation plan.

Index of Attached Exhibits

Exhibit Number
21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.