Form 10-Q
period 2013-09-30
HF FINANCIAL CORP
filed 2013-11-08
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2013, there were 7,055,440 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$25,888	$21,352
Investment securities available for sale	385,421	424,481
Investment securities held to maturity	6,722	—
Correspondent bank stock	7,576	8,936
Loans held for sale	5,317	9,169

Loans and leases receivable	760,379	695,771
Allowance for loan and lease losses	(10,763)	(10,743)
Loans and leases receivable, net	749,616	685,028

Accrued interest receivable	6,128	5,301
Office properties and equipment, net of accumulated depreciation	13,614	13,853
Foreclosed real estate and other properties	226	564
Cash value of life insurance	20,137	19,965
Servicing rights, net	11,096	10,987
Goodwill and intangible assets, net	4,911	4,938
Other assets	13,953	12,938
Total assets	$1,250,605	$1,217,512
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$944,251	$898,761
Advances from Federal Home Loan Bank and other borrowings	151,942	167,163
Subordinated debentures payable to trusts	24,837	24,837
Advances by borrowers for taxes and insurance	17,039	12,595
Accrued expenses and other liabilities	16,477	16,885
Total liabilities	1,154,546	1,120,241
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,138,475 and 9,138,475 shares issued at September 30, 2013 and June 30, 2013, respectively	91	91
Additional paid-in capital	46,155	46,096
Retained earnings, substantially restricted	86,452	86,266
Accumulated other comprehensive (loss), net of related deferred tax effect	(5,742)	(4,285)
Less cost of treasury stock, 2,083,455 shares at September 30, 2013 and June 30, 2013	(30,897)	(30,897)
Total stockholders' equity	96,059	97,271
Total liabilities and stockholders' equity	$1,250,605	$1,217,512
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Interest, dividend and loan fee income:
Loans and leases receivable	$8,302	$9,006
Investment securities and interest-earning deposits	897	1,237
	9,199	10,243
Interest expense:
Deposits	1,016	1,406
Advances from Federal Home Loan Bank and other borrowings	1,407	1,489
	2,423	2,895
Net interest income	6,776	7,348
Provision for losses on loans and leases	276	(300)
Net interest income after provision for losses on loans and leases	6,500	7,648
Noninterest income:
Fees on deposits	1,668	2,096
Loan servicing income, net	620	(40)
Gain on sale of loans	794	1,022
Earnings on cash value of life insurance	205	205
Trust income	203	194
Commission and insurance income	323	194
Gain on sale of securities, net	273	1,822
Other	95	(1,367)
	4,181	4,126
Noninterest expense:
Compensation and employee benefits	5,490	4,931
Occupancy and equipment	1,042	1,069
FDIC insurance	207	210
Check and data processing expense	735	817
Professional fees	726	643
Marketing and community investment	314	368
Foreclosed real estate and other properties, net	135	103
Other	679	680
	9,328	8,821
Income before income taxes	1,353	2,953
Income tax expense	374	876
Net income	$979	$2,077

Basic earnings per common share	$0.14	$0.29
Diluted earnings per common share	0.14	0.29
Dividend declared per common share	0.11	0.11
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Net income	$979	$2,077
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Change in unrealized gains (losses) on other securities	(2,178)	1,394
Reclassification adjustment:
Security (gains) recognized in earnings	(273)	(1,822)
Income tax benefit	931	163
Other comprehensive (loss) on investment securities available for sale	(1,520)	(265)
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	96	75
Reclassification adjustment:
Hedge losses recognized in earnings	—	1,456
Income tax (expense)	(33)	(583)
Other comprehensive income on cash flow hedging activities-interest rate swap contracts	63	948
Total other comprehensive income (loss)	(1,457)	683
Comprehensive income (loss)	$(478)	$2,760
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$979	$2,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision (benefit) for losses on loans and leases	276	(300)
Provision (benefit) for allowance on servicing rights	(375)	263
Depreciation	445	436
Amortization of intangible assets	27	—
Amortization of discounts and premiums on investment securities and other	2,412	1,986
Stock-based compensation	59	128
Net change in loans held for resale	4,646	(707)
(Gain) on sale of loans	(794)	(1,022)
Realized (gain) on sale of investment securities, net	(273)	(1,822)
Loss on termination of interest rate swap agreements	—	1,456
(Gain) loss and provision for losses on foreclosed real estate and other properties, net	88	(91)
Loss on disposal of office properties and equipment, net	—	3
Change in other assets and liabilities	(1,614)	(4,767)
Net cash provided by (used in) operating activities	5,876	(2,360)
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(65,073)	(10,917)
Purchases of investment securities	(32,423)	(36,371)
Proceeds from sales, maturities and repayments of investment securities	60,708	94,553
Purchases of correspondent bank stock	(9,205)	(5,031)
Proceeds from redemption of correspondent bank stock	10,565	5,520
Purchases of office properties and equipment	(206)	(378)
Proceeds from sale of foreclosed real estate and other properties	374	292
Purchases of servicing rights from external sources	—	(3)
Net cash provided by (used in) investment activities	(35,260)	47,665
Cash Flows From Financing Activities
Net increase (decrease) in deposits	45,490	(32,301)
Proceeds of advances from Federal Home Loan Bank and other borrowings	247,663	116,068
Payments on advances from Federal Home Loan Bank and other borrowings	(262,884)	(127,051)
Increase in advances by borrowers	4,444	5,916
Proceeds from issuance of common stock	—	42
Cash dividends paid	(793)	(794)
Net cash provided by (used in) financing activities	33,920	(38,120)
Increase in cash and cash equivalents	4,536	7,185
Cash and Cash Equivalents
Beginning	21,352	50,334
Ending	$25,888	$57,519

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$2,606	$3,007
Cash payments for income and franchise taxes	210	142
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 1—SELECTED ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited.  Interim consolidated financial statements and the notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (“fiscal 2013”), filed with the SEC.
The accompanying consolidated balance sheet as of June 30, 2013, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.
The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Capital”), Hometown Investment Services, Inc. (“Hometown”), Mid-America Service Corporation and PMD, Inc.  The interim consolidated financial statements reflect the deconsolidation of the wholly-owned subsidiary trusts of the Company: HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”), HF Financial Capital Trust V (“Trust V”) and HF Financial Capital Trust VI (“Trust VI”). See Note 12 of “Notes to Consolidated Financial Statements.”  All intercompany balances and transactions have been eliminated in consolidation.

Management has evaluated subsequent events for potential disclosure or recognition through November 8, 2013, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Reclassification

Certain balances in the consolidated financial statements from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2—REGULATORY CAPITAL
The following table summarizes the Bank's compliance with its minimum regulatory capital requirements at September 30, 2013:

	Amount	Percent
Tier I (core) capital (to adjusted total assets):
Required	$62,316	5.00%
Actual	116,141	9.32
Excess over required	53,825	4.32

Total risk-based capital (to risk-weighted assets):
Required	84,937	10.00
Actual	126,710	14.92
Excess over required	41,773	4.92

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 3—EARNINGS PER SHARE
Basic earnings per common share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Shares outstanding include the nonvested shares of the Company.  See Note 11 “Stock-Based Compensation Plans” for additional information related to the nonvested share activity.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.
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
Following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the periods presented:

	Three Months Ended
	September 30,
	2013	2012
Net income	$979	$2,077

Basic EPS:
Weighted average number of common shares outstanding	7,055,020	7,051,169
Basic earnings per common share	$0.14	$0.29

Diluted EPS:
Weighted average number of common shares outstanding	7,055,020	7,051,169
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	2,418	1,825
Weighted average number of common shares and common share equivalents	7,057,438	7,052,994
Diluted earnings per common share	$0.14	$0.29

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 4—INVESTMENT SECURITIES
The amortized cost and fair value of investments in securities classified as available for sale and held to maturity according to management's intent, are as follows:

	September 30, 2013
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$5,501	$—	$(130)	$5,371
Municipal bonds	11,287	130	(84)	11,333
	16,788	130	(214)	16,704
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	7	—	14
Other investments	253	—	—	253
	260	7	—	267
Agency residential mortgage-backed securities	373,058	1,059	(5,667)	368,450
Total investment securities available for sale	$390,106	$1,196	$(5,881)	$385,421

Investment securities held to maturity:
Municipal bonds	$4,710	$30	$(48)	$4,692
Agency residential mortgage-backed securities	2,012	—	(36)	1,976
Total investment securities held to maturity	$6,722	$30	$(84)	$6,668
___________________________________________________________
(1) $8 amortized cost and $8 total other-than-temporary impairment recognized in Accumulated Other Comprehensive Income.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	June 30, 2013
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$5,502	$—	$(137)	$5,365
Municipal bonds	11,879	155	(111)	11,923
	17,381	155	(248)	17,288
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	5	—	12
Other investments	253	—	—	253
	260	5	—	265
Agency residential mortgage-backed securities	409,075	2,112	(4,259)	406,928
Total investment securities available for sale	$426,716	$2,272	$(4,507)	$424,481
___________________________________________________________
(1) $8 amortized cost and $8 total other-than-temporary impairment recognized in Accumulated Other Comprehensive Income.
Management determines the appropriate classification of securities at the date individual securities are acquired and evaluates the appropriateness of such classifications at each statement of financial condition date. Investment securities classified as held to maturity are those debt securities that management has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. Investment securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but may not hold necessarily to maturity, and all equity securities.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables present the fair value and age of gross unrealized losses by investment category:

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$5,371	$(130)	$—	$—	$5,371	$(130)
Municipal bonds	4,809	(68)	366	(16)	5,175	(84)
	10,180	(198)	366	(16)	10,546	(214)
Agency residential mortgage-backed securities	258,087	(5,399)	19,688	(268)	277,775	(5,667)
Total investment securities available for sale	$268,267	$(5,597)	$20,054	$(284)	$288,321	$(5,881)

Investment securities held to maturity:
Municipal bonds	$2,103	$(48)	$—	$—	$2,103	$(48)
Agency residential mortgage-backed securities	1,976	(36)	—	—	1,976	(36)
Total investment securities held to maturity	$4,079	$(84)	$—	$—	$4,079	$(84)

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$5,365	$(137)	$—	$—	$5,365	$(137)
Municipal bonds	5,643	(111)	70	—	5,713	(111)
	11,008	(248)	70	—	11,078	(248)
Agency residential mortgage-backed securities	271,404	(4,161)	8,937	(98)	280,341	(4,259)
Total investment securities available for sale	$282,412	$(4,409)	$9,007	$(98)	$291,419	$(4,507)
 The unrealized losses reported for U.S. government agencies relate to three securities issued by the Federal National Mortgage Association (“FNMA”) and one security issued by the Federal Home Loan Bank ("FHLB"). The unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of these investments which are guaranteed by an agency of the U.S. government. Management does not believe the unrealized losses at September 30, 2013 represents an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The unrealized losses reported for municipal bonds relate to 38 municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of September 30, 2013, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 126 securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of September 30, 2013, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to net income:

	Three Months Ended
	September 30,
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
The amortized cost and fair values of available for sale and held to maturity debt securities as of September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$520	$525	$—	$—
Due after one year through five years	8,105	8,141	452	447
Due after five years through ten years	7,730	7,620	3,641	3,625
Due after ten years	433	418	617	620
	16,788	16,704	4,710	4,692
Agency residential mortgage-backed securities	373,058	368,450	2,012	1,976
	$389,846	$385,154	$6,722	$6,668

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Proceeds from the sale of securities available for sale for the first three months of fiscal 2014 were $24,710 and resulted in gross gains and gross losses of $279 and $6, respectively. Proceeds from the sale of securities available for sale for the first three months of fiscal 2013 were $73,032 and resulted in gross gains and gross losses of $1,822 and $0, respectively.
NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	September 30, 2013		June 30, 2013
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$49,569	6.5%	46,738	6.7%
Construction	4,897	0.7	2,360	0.4
Commercial:
Commercial business (1)	76,258	10.0	75,555	10.9
Equipment finance leases	1,328	0.2	1,633	0.2
Commercial real estate:
Commercial real estate	268,015	35.2	239,057	34.4
Multi-family real estate	59,782	7.9	49,217	7.1
Construction	23,531	3.1	12,879	1.8
Agricultural:
Agricultural real estate	82,092	10.8	77,334	11.1
Agricultural business	108,360	14.2	100,398	14.4
Consumer:
Consumer direct	20,758	2.7	21,219	3.1
Consumer home equity	62,705	8.3	66,381	9.5
Consumer overdraft & reserve	3,080	0.4	2,995	0.4
Consumer indirect	4	—	5	—
Total loans and leases receivable (2)	$760,379	100.0%	$695,771	100.0%
_____________________________________

(1)	Includes $1,900 and $2,024 tax exempt leases at September 30, 2013 and June 30, 2013, respectively.

(2)	Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

September 30, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Charge-offs	(7)	(22)	(10)	(98)	(182)	(319)
Recoveries	1	13	—	13	36	63
Provisions	48	102	87	34	5	276
Balance at end of period	$245	$1,651	$2,450	$4,586	$1,831	$10,763

September 30, 2012
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$347	$977	$2,063	$4,493	$2,686	$10,566
Charge-offs	(1)	(20)	(7)	(6)	(369)	(403)
Recoveries	20	109	—	725	92	946
Provisions	(34)	13	240	(754)	235	(300)
Balance at end of period	$332	$1,079	$2,296	$4,458	$2,644	$10,809

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the related statement balances by portfolio segment:

	September 30, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$21	$749	$42	$1,005	$160	$1,977
Collectively evaluated for impairment	224	902	2,408	3,581	1,671	8,786
Total allowance for loan and lease losses	$245	$1,651	$2,450	$4,586	$1,831	$10,763
Loans and leases receivable:
Individually evaluated for impairment	$320	$4,897	$1,033	$14,868	$1,445	$22,563
Collectively evaluated for impairment	54,146	72,689	350,295	175,584	85,102	737,816
Total loans and leases receivable	$54,466	$77,586	$351,328	$190,452	$86,547	$760,379

	June 30, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$8	$665	$148	$1,481	$161	$2,463
Collectively evaluated for impairment	195	893	2,225	3,156	1,811	8,280
Total allowance for loan and lease losses	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Loans and leases receivable:
Individually evaluated for impairment	$277	$5,129	$1,360	$16,295	$1,320	$24,381
Collectively evaluated for impairment	48,821	72,059	299,793	161,437	89,280	671,390
Total loans and leases receivable	$49,098	$77,188	$301,153	$177,732	$90,600	$695,771

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	September 30, 2013				June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$67,742	$1,123	$6,934	$518	$65,931	$2,253	$7,077	$510
Equipment finance leases	1,323	—	5	—	1,553	—	80	—
Commercial real estate:
Commercial real estate	261,929	223	6,718	—	226,417	—	12,994	92
Multi-family real estate	59,369	—	413	—	48,802	—	415	—
Construction	23,531	—	—	—	12,879	—	—	—
Agricultural:
Agricultural real estate	69,305	685	11,132	970	59,807	3,964	12,327	1,366
Agricultural business	106,797	395	1,195	—	98,449	60	1,998	86
	$589,996	$2,426	$26,397	$1,488	$513,838	$6,277	$34,891	$2,054

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	September 30, 2013		June 30, 2013
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$49,289	$280	$46,502	$236
Construction	4,897	—	2,360	—
Consumer:
Consumer direct	20,753	5	21,204	15
Consumer home equity	61,618	1,087	65,363	1,018
Consumer OD & reserves	3,080	—	2,995	—
Consumer indirect	4	—	5	—
	$139,641	$1,372	$138,429	$1,269

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

September 30, 2013	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$56	$—	$280	$336	$49,233	$—	$280	$280
Construction	—	—	—	—	4,897	—	—	—
Commercial:
Commercial business	202	292	120	614	75,644	—	4,246	4,246
Equipment finance leases	—	—	—	—	1,328	—	—	—
Commercial real estate:
Commercial real estate	181	230	44	455	267,560	—	866	866
Multi-family real estate	—	—	27	27	59,755	—	27	27
Construction	—	—	—	—	23,531	—	—	—
Agricultural:
Agricultural real estate	37	—	40	77	82,015	40	11,108	11,148
Agricultural business	6	8	—	14	108,346	—	3,639	3,639
Consumer:
Consumer direct	26	—	5	31	20,727	—	5	5
Consumer home equity	255	156	570	981	61,724	—	1,087	1,087
Consumer OD & reserve	2	1	—	3	3,077	—	—	—
Consumer indirect	—	—	—	—	4	—	—	—
Total	$765	$687	$1,086	$2,538	$757,841	$40	$21,258	$21,298
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

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

At September 30, 2013, the Company had identified $22,563 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	September 30, 2013			June 30, 2013
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
One-to four-family	$152	$152	$—	$236	$236	$—
Commercial business	1,416	1,416	—	1,619	1,619	—
Commercial real estate	859	893	—	510	544	—
Multi-family real estate	27	27	—	27	27	—
Agricultural real estate	3,579	3,579	—	4,978	4,978	—
Agricultural business	3,441	3,441	—	3,730	3,730	—
Consumer direct	4	4	—	20	26	—
Consumer home equity	496	648	—	871	1,037	—
	9,974	10,160	—	11,991	12,197	—
With an allowance recorded:
One-to four-family	168	168	21	41	41	8
Commercial business	3,481	3,481	749	3,510	3,510	665
Commercial real estate	147	146	42	823	823	148
Agricultural real estate	7,650	7,650	983	7,204	7,204	1,381
Agricultural business	198	198	22	383	383	100
Consumer direct	4	4	—	—	—	—
Consumer home equity	941	946	160	429	435	161
	12,589	12,593	1,977	12,390	12,396	2,463
Total:
One-to four-family	320	320	21	277	277	8
Commercial business	4,897	4,897	749	5,129	5,129	665
Commercial real estate	1,006	1,039	42	1,333	1,367	148
Multi-family real estate	27	27	—	27	27	—
Agricultural real estate	11,229	11,229	983	12,182	12,182	1,381
Agricultural business	3,639	3,639	22	4,113	4,113	100
Consumer direct	8	8	—	20	26	—
Consumer home equity	1,437	1,594	160	1,300	1,472	161
	$22,563	$22,753	$1,977	$24,381	$24,593	$2,463
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the period indicated.

	Three Months Ended September 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$298	$1	$234	$5
Commercial business	5,013	11	1,875	9
Commercial real estate	1,169	2	1,393	4
Multi-family real estate	27	—	32	—
Agricultural real estate	11,706	—	11,567	10
Agricultural business	3,876	—	1,136	—
Consumer direct	14	—	—	—
Consumer home equity	1,369	5	135	2
	$23,472	$19	$16,372	$30
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2014, new TDRs consisted of one residential loan which was evaluated for impairment based on collateral adequacy and one consumer loan which was evaluated based on collateral adequacy since it was due to a bankruptcy.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

September 30, 2013	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	1	$41	$41
Commercial business	5	4,035	4,035
Commercial real estate	5	934	900
Agricultural	8	14,244	14,244
Consumer	11	314	314
	30	$19,568	$19,534

June 30, 2013	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	1	$41	$41
Commercial business	5	4,372	4,372
Commercial real estate	5	974	940
Agricultural	9	14,769	14,769
Consumer	10	247	247
	30	$20,403	$20,369
_____________________________________

(1)	Includes 14 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $18,307.

(2)	Includes 14 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $18,616.
Excluded from above, at September 30, 2013, the Company had one agricultural relationship with a recorded balance of $8 that was originally restructured in fiscal 2012, one residential relationship with a recorded balance of $128 that was originally restructured in fiscal 2014, and two consumer relationship with a recorded balance of $43 that were originally restructured in fiscal 2013. These loans are not in compliance with their restructured terms and are in nonaccrual status. At June 30, 2013, the Company had one agricultural relationship with a recorded balance of $9 that was originally restructured in fiscal 2012, two consumer relationships with a recorded balance of $44 that were originally restructured in fiscal 2013, and one residential relationship with a recorded balance of $84 that was originally restructured in fiscal 2013. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

New TDRs initially classified as a TDR during the three months ended September 30, were as follows:

	2013			2012
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Residential	1	$128	$128	1	$41	$41
Consumer	1	70	70	2	28	28
	2	$198	$198	3	$69	$69
Two TDRs were added during the first three months of fiscal 2014. One TDR was negotiated to extend a loan maturity without reducing the interest rate below market rate and one was due to bankruptcy and defaulted in fiscal 2014. All of the TDRs added during the first three months of fiscal 2013 were due to loan maturity extensions granted which did not reduce the interest rate below the market rate. No TDRs defaulted during the first three months of fiscal 2013.
NOTE 6—LOAN SERVICING
Mortgage loans serviced for others (primarily the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended
	September 30,
	2013	2012
Mortgage servicing rights, beginning	$12,236	$12,820
Additions	267	525
Amortization (1)	(533)	(620)
Mortgage servicing rights, ending	$11,970	$12,725

Valuation allowance, beginning	$(1,249)	$(888)
(Additions) / reductions (1)	375	(263)
Valuation allowance, ending	$(874)	$(1,151)

Mortgage servicing rights, net	$11,096	$11,574

Servicing fees received	$778	$843
Balance of loans serviced at:
Beginning of period	1,123,012	1,187,900
End of period	1,100,247	1,172,769
_____________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity.  For the quarters ended September 30, 2013 and 2012, the constant prepayment rates (CPR) used to calculate the amortization was 13.5% and 16.1%, respectively.  For valuation purposes, management utilized a discount rate of 10.0% and 9.0% at September 30, 2013 and 2012, respectively.  Prepayment speeds utilized at September 30, 2013 and 2012 were 11.2% and 16.2%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS, NET
The components of goodwill and intangible assets, net, are as follows:

	Three Months Ended
	September 30,
	2013	2012
Goodwill(1)	$4,366	$4,366

Amortizable intangible assets
Customer base(3)	$479	$—
Covenant not to compete(4)	119	—
Total amortizable intangible assets	598	—

Accumulated amortization, beginning	(26)	—
Amortization expense	(27)	—
Accumulated amortization, ending	(53)	—

Amortizable intangible assets, net(2)	$545	$—

Goodwill and intangible assets, net	$4,911	$4,366
_______________________________________________________________
(1) Banking segment related goodwill.
(2) Other segment related intangible assets.
(3) Amortization life of 10.0 years.
(4) Amortization life of 2.0 years.

NOTE 8—SEGMENT REPORTING
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

 The following table summarizes segment reporting information:

	Three Months Ended
	September 30,
	2013			2012
	Banking	Other	Total	Banking	Other	Total
Net interest income	$7,136	$(360)	$6,776	$7,771	$(423)	$7,348
(Provision) benefit for losses on loans and leases	(276)	—	(276)	300	—	300
Noninterest income	3,850	331	4,181	4,031	95	4,126
Intersegment noninterest income	72	(68)	4	(87)	21	(66)
Noninterest expense	(8,652)	(676)	(9,328)	(8,270)	(551)	(8,821)
Intersegment noninterest expense	—	(4)	(4)	—	66	66
Income (loss) before income taxes	$2,130	$(777)	$1,353	$3,745	$(792)	$2,953
Total assets at September 30(1)(2)	$1,246,658	$3,947	$1,250,605	$1,139,435	$13,991	$1,153,426

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $545 for the banking segment and other segment, respectively, at September 30, 2013.
(2) Included in total assets were goodwill and intangible assets, net totaling $4,366 for the banking segment at September 30, 2012.
NOTE 9—DEFINED BENEFIT PLAN
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
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	Three Months Ended
	September 30,
	2013	2012
Net periodic benefit cost
Service cost	$168	$164
Interest cost	180	164
Expected return on plan assets	(142)	(152)
Amortization of prior losses	53	32
Total costs recognized in expense	$259	$208

The Company previously disclosed in its consolidated financial statements for fiscal 2013, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $400 in fiscal 2013 to fund its qualified pension plan.  During the second quarter of fiscal 2014, the Company expects to contribute $455 to fund its qualified pension plan.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 10—SELF-INSURED HEALTHCARE PLAN
 The Company has self-insured health and dental plans for its employees, subject to certain limits. The Bank is named the plan administrator for these plans and has retained the services of independent third party administrators to process claims and handle other duties for these plans.  The third party administrators do not assume liability for benefits payable under these plans. To mitigate a portion of the risks involved with the self-insured health plan, the Company has a stop loss insurance policy through a commercial insurance carrier for coverage in excess of $75 per individual occurrence.
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
The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2014	2013
Quarter ended September 30	$264	$236
Quarter ended December 31	—	411
Quarter ended March 31	—	300
Quarter ended June 30	—	291
Net healthcare costs	$264	$1,238

NOTE 11—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the three months ended September 30, 2013 and 2012.
Stock option activity for the three months ended September 30, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	35,772	$15.16
Granted	—	—
Forfeited	—	—
Expired	(7,267)	14.75
Exercised	—	—
Ending Balance	28,505	$15.26	1.11	$—
Vested and exercisable at September 30	28,505	$15.26	1.11	$—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Stock appreciation rights activity for the three months ended September 30, 2013, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	101,709	$13.56
Granted	—	—
Forfeited	—	—
Exercised	—	—
Ending Balance	101,709	$13.56	5.32	$23
Vested and exercisable at September 30	101,709	$13.56	5.32	$23
The total intrinsic value of options exercised during the three months ended September 30, 2013 and 2012 was $0 and $20, respectively. Cash received from the exercise of options and SARs for the three months ended September 30, 2013 and 2012, was $0 and $43, respectively. There were no cashless option exercises or related tax benefit realized for the three months ended September 30, 2013 and 2012. There was no unrecognized compensation cost related to nonvested SARs awards at September 30, 2013.
Nonvested share activity for the three months ended September 30, was as follows:

	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	30,019	$12.15	62,281	$11.76
Granted	—	—	9,000	12.75
Vested	(3,307)	11.59	(4,431)	12.31
Forfeited	—	—	—	—
Nonvested Balance, ending	26,712	$12.22	66,850	$11.86

Pretax compensation expense recognized for nonvested shares for the three months ended September 30, 2013 and 2012, was $52 and $57, respectively. The tax benefit for the three months ended September 30, 2013 and 2012 was $20 and $22, respectively. As of September 30, 2013, there was $241 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 16 months. The total fair value of shares vested during the three months ended September 30, 2013 and 2012 was $39 and $55, respectively.
In association with the 2002 Stock Option and Incentive Plan, awards of nonvested shares of the Company's common stock were made to outside directors of the Company. Each outside director was entitled to all voting, dividend and distribution rights during the vesting period. Pretax compensation expense recognized for nonvested shares for the three months ended September 30, 2013 and 2012, was $0 and $56, respectively. The tax benefit for three months ended September 30, 2013 and 2012 was $0 and $21, respectively. As of September 30, 2013, there was no unrecognized compensation cost related to nonvested shares. The total fair value of shares vested during the three months ended September 30, 2013 and 2012 was $0 and $0, respectively.
The 2002 Option Plan expired effective September 20, 2012. No plan was in effect at September 30, 2013 for the purpose of issuing new shares. The Company's stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, under Note 17 of “Notes to Consolidated Financial Statements.”

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 12—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS
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

NOTE 13—INTEREST RATE CONTRACTS
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
The Company has outstanding interest rate swap agreements with notional amounts totaling $22,000 to convert four variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 1.9 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.96%. The fair value of the derivatives was an unrealized loss of $1,350 at September 30, 2013 and an unrealized loss of $3,003 at September 30, 2012. The Company pledged $1,524 in cash under collateral arrangements as of September 30, 2013, to satisfy collateral requirements associated with these interest rate swap contracts.
The Company has borrower interest rate swap agreements with notional amounts totaling $38,647 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first three months ended September 30, 2013 and 2012. Any amounts due to the Company are expected to be collected from the borrowers. Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
During the first quarter of fiscal 2013, the Company terminated its five interest rate swap agreements with notional amounts totaling $35,000 which converted the variable-rate attributes of a pool of deposits into fixed-rate instruments. The Company recognized a charge of $1,456, which is included in other noninterest income in the financial statements for the quarter ending September 30, 2012.
No deferred net losses on interest rate swaps in other comprehensive loss as of September 30, 2013, are expected to be reclassified into net income during the current fiscal year. See Note 14 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the derivative financial instruments utilized as of September 30, 2013:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$8,264	$825	$—
Fair value hedge	Loans and leases receivable	22,119	287	—
Cash flow hedge	Accrued expenses and other liabilities	22,000	—	(1,350)
Non-designated derivatives	Accrued expenses and other liabilities	8,264	—	(825)
		$60,647	$1,112	$(2,175)
The following table summarizes the derivative financial instruments utilized as of June 30, 2013:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$8,437	$861	$—
Fair value hedge	Loans and leases receivable	15,147	380	—
Cash flow hedge	Accrued expenses and other liabilities	22,000	—	(1,446)
Non-designated derivatives	Accrued expenses and other liabilities	8,437	—	(861)
		$54,021	$1,241	$(2,307)
The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of September 30, 2013:

	Notional Value	Average Maturity (years)	Fair Value (Loss)	Receive	Pay
Liability conversion swaps	$22,000	1.9	$(1,350)	2.85%	5.96%
Loan interest rate swaps	38,647	8.8	287	2.10	4.38
	$60,647		$(1,063)
The following table summarizes the amount of gains (losses) included in the income statement for the periods indicated:

		Three Months Ended
		September 30,
	Income Statement Location	2013	2012
Cash flow hedge	Other noninterest income	$—	$(1,456)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of other comprehensive loss balances as of the respective dates were:

	September 30,	June 30,
	2013	2013
Unrealized loss on securities available for sale net of related tax effect of $1,780 and $849	$(2,905)	$(1,385)
Unrealized loss on defined benefit plan net of related tax effect of $1,193 and $1,193	(1,946)	(1,946)
Unrealized loss on cash flow hedging activities net of related tax effect of $459 and $492	(891)	(954)
	$(5,742)	$(4,285)

The following tables summarize the components of other comprehensive income (loss) balances at September 30, 2013 and 2012, changes during the three month ended September 30, 2013 and reclassifications out of accumulated other comprehensive income (loss) during the three month ended September 30, 2013 and 2012. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2013	$(1,385)	$(1,946)	$(954)	$(4,285)
Other comprehensive loss before reclassifications	(2,178)	—	96	(2,082)
Amounts reclassified from accumulated other comprehensive income (loss)	(273)	—	—	(273)
Income tax (expense) benefit	931	—	(33)	898
Balance September 30, 2013	$(2,905)	$(1,946)	$(891)	$(5,742)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2012	$2,659	$(1,351)	$(2,930)	$(1,622)
Other comprehensive loss before reclassifications	1,394	—	75	1,469
Amounts reclassified from accumulated other comprehensive income (loss)	(1,822)	—	1,456	(366)
Income tax (expense) benefit	163	—	(583)	(420)
Balance September 30, 2012	$2,394	$(1,351)	$(1,982)	$(939)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 15—FINANCIAL INSTRUMENTS
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Estimated fair values of the Company's financial instruments are as follows:

September 30, 2013		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$25,888	$25,888	$25,888	$—	$—
Securities available for sale	392,143	392,143	14	392,129	—
Correspondent bank stock	7,576	7,576	—	7,576	—
Loans held for sale	5,317	5,317	—	5,317	—
Net loans and leases receivable	749,616	749,959	—	15,394	734,565
Accrued interest receivable	6,128	6,128	—	6,128	—
Servicing rights, net	11,096	11,096	—	—	11,096
Interest rate swap contracts	825	825	—	825	—
Financial liabilities
Deposits	944,251	945,017	—	—	945,017
Interest rate swap contracts	2,175	2,175	—	2,175	—
Borrowed funds	151,942	159,207	—	159,207	—
Subordinated debentures payable to trusts	24,837	29,589	—	—	29,589
Accrued interest payable and advances by borrowers for taxes and insurance	18,439	18,439	—	18,439	—

June 30, 2012		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,352	$21,352	$21,352	$—	$—
Securities available for sale	424,481	424,481	12	424,469	—
Correspondent bank stock	8,936	8,936	—	8,936	—
Loans held for sale	9,169	9,169	—	9,169	—
Net loans and leases receivable	685,028	686,883	—	16,165	670,718
Accrued interest receivable	5,301	5,301	—	5,301	—
Servicing rights, net	10,987	10,987	—	—	10,987
Interest rate swap contracts	861	861	—	861	—
Financial liabilities
Deposits	898,761	899,523	—	—	899,523
Interest rate swap contracts	2,307	2,307	—	2,307	—
Borrowed funds	167,163	172,893	—	172,893	—
Subordinated debentures payable to trusts	24,837	26,830	—	—	26,830
Accrued interest payable and advances by borrowers for taxes and insurance	14,178	14,178	—	14,178	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at September 30, 2013:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$5,371	$—	$5,371
Municipal bonds	—	11,333	—	11,333
Equity securities:
Federal Ag Mortgage	14	—	—	14
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	368,450	—	368,450
Securities available for sale	14	385,407	—	385,421
Interest rate swap contracts	—	1,112	—	1,112
Total assets	14	386,519	—	386,533
Interest rate swaps contracts	—	2,175	—	2,175
Total liabilities	$—	$2,175	$—	$2,175

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
The Company had no assets or liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during fiscal years 2014 and 2013 and thus, no reconciliation is presented.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at September 30, 2013:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2014 Incurred Losses
Impaired loans	$—	$15,394	$5,192	$20
Mortgage servicing rights	—	—	11,096	(375)
Foreclosed real estate and other properties	—	—	39	6

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
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$5,192	Discounted cash flow	Discount rate	3.3% - 10.0% (4.9%)
			Principal loss probability	0.0% - 35.0% (13.9%)

		Collateral valuation	Discount from appraised value	0.0% - 67.3% (9.8%)
			Costs to sell	7.5%

Servicing rights, net	11,096	Discounted cash flow	Constant prepayment rate	11.2%
			Discount rate	10%

Foreclosed real estate and other properties	39	Collateral valuation	Costs to sell	9.0%
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
Executive Summary

The Company's net income for the first three months of fiscal 2014 was $1.0 million, or $0.14 in basic and diluted earnings per common share, compared to $2.1 million, or $0.29 in basic and diluted earnings per common share, for the same period of fiscal 2013. This resulted in a return on average equity (i.e., net income divided by average equity) of 4.05% for the first three months of fiscal 2014, compared to 8.42% for the same period of the prior fiscal year. For the same respective periods, the return on average assets (i.e., net income divided by average assets) was 0.32% compared to 0.71%.
Net interest income for the first three months of fiscal 2014 was $6.8 million, a decrease of $572,000, or 7.8%, compared to the same period a year ago.  For the comparative time-frames, average interest-earning assets and average interest-bearing liabilities increased 7.2% and 4.5%, respectively. The average yield on interest-earning assets decreased to 3.14% for the first three months of fiscal 2014, compared to 3.75% a year ago, a decrease of 61 basis points, due primarily to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-backed securities purchased at a premium. For the same period, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, decreased by 20 basis points to 0.45%, compared to 0.65% in the previous year.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the three months ended September 30, 2013 was 2.36%, which is a decrease of 36 basis points from the same period of the prior fiscal year.  The yield on interest-earning assets decreased by 61 basis points and resulted in a decrease of net interest income of $1.5 million. Loan interest rates earned primarily impacted this reduction, but investment security yield declines also contributed to the overall income decrease due to rates. Increased loan activity and an increase in overall balances of investment securities helped to offset part of the loss of interest income due to rates, with a $476,000 increase in interest income due to growth in loan and investment security balances. In addition, average deposit rates and average borrowing rates declined and contributed to a $710,000 decrease to interest costs, while increases in volume of interest-bearing liabilities led to a $238,000 increase to interest expense. A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the interest-bearing liabilities. The average balances for these categories increased when compared to the same period of the prior year.  Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Total loans increased by $64.6 million during the most recent quarter to $760.4 million at September 30, 2013, compared to total loans at June 30, 2013 of $695.8 million and from $695.6 million at September 30, 2012. Commercial real estate and agricultural lending portfolios increased by $50.2 million and $12.7 million, respectively, during the recent quarter, while strong underwriting standards remain in place. Residential mortgage loan originations continued strong production with the majority of these loans sold into the secondary market, though the recent rise in long term interest rates has begun to slow refinancing activity. Refinancing of single family loans has contributed to a decline in the consumer home equity portfolio. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses, while also acknowledging that we continue to operate in uncertain national economic and fiscal conditions. We believe that the operating environment has resulted in increased competition among financial institutions for loan demand from credit-worthy borrowers.
The allowance for loan and lease losses increased by $20,000 to $10.8 million at September 30, 2013, compared to June 30, 2013.  The ratio of allowance for loan and lease losses to total loans and leases was 1.42% compared to 1.54% at June 30, 2013. The overall loan balances increased by $64.6 million during the first three months of fiscal 2014, but the amount of classified assets decreased by $9.2 million to $31.0 million at September 30, 2013. The Company continues to pro-actively manage its problem assets which have been enhanced by improving conditions in the regional commercial and agricultural markets. The provision for loan and lease losses, which results from adjusting the allowance for loan and lease losses to the estimated amount needed to reserve for the loan and lease portfolio, was $276,000 for the first three months of fiscal 2014. Total nonperforming assets at September 30, 2013 were $21.5 million as compared to $23.2 million at June 30, 2013.  The ratio of nonperforming assets to total assets decreased to 1.72% at September 30, 2013, compared to 1.90% at June 30, 2013.  Net charge-offs for the three month period ended September 30, 2013 were $256,000. The valuation allowance recorded in accordance with ASC 310 on identified impaired loans decreased to $2.0 million at September 30, 2013, compared to $2.5 million at June 30, 2013, while the valuation allowance recorded in accordance with ASC 450 increased by $486,000 due to the effects of the increase in applicable loan balances and management's assessment of the allowance using historical charge-off activity and environmental factor information. Approximately 51% of the valuation allowance on impaired loans relates to agricultural loans and, more specifically, 49% are within the dairy sector. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.

 Foreclosed real estate and other properties totaled $226,000 at September 30, 2013, compared to $564,000 at June 30, 2013, or a decrease of $338,000. The balance at September 30, 2013 consists of residential loans that were foreclosed and remained unsold at quarter end.
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
 Total deposits at September 30, 2013, were $944.3 million, an increase of $45.5 million from June 30, 2013. This increase was primarily due to the $14.3 million increase in non-public fund deposits, $18.1 million increase in public fund deposits and $13.1 million increase in out-of-market certificate of deposits. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits, which are one of the primary factors affecting the amount of interest expense paid, decreased to the average rate paid of 0.55% on interest-bearing deposits for the three month period ended September 30, 2013, compared to 0.77% for the same period of the prior year.
 On October 28, 2013, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the first quarter of fiscal 2014.  The dividend will be paid on November 15, 2013, to stockholders of record on November 8, 2013.
 The total risk-based capital ratio of 14.92% at September 30, 2013, decreased by 91 basis points from 15.83% at June 30, 2013.  Tier I capital decreased 24 basis points to 9.32% at September 30, 2013 when compared to 9.56% at June 30, 2013. These decreases are due primarily to the use of excess capital to expand the loan portfolio during the current quarter. These ratios continue to place the Company in the “well-capitalized” category within financial institution regulation at September 30, 2013 and are consistent with the “well-capitalized” regulatory category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.
 Noninterest income was $4.2 million for the three months ended September 30, 2013, compared to $4.1 million for the same period in the prior fiscal year, an increase of $55,000.  This increase was due to an increase in net loan servicing income of $660,000 and offset by a decrease in the net gain on sale of loans and fees on deposits of $228,000 and $428,000, respectively. Loan servicing income increased primarily by the recapture of previously expensed valuation allowances on the portfolio and reduced amortization expenses, which were affected by the reduced prepayment speeds in the current quarter for the portfolio. The decrease in net gain on the sale of loans reflects reduced refinancing activities on residential lending in the current fiscal year when compared to the same period in the prior fiscal year. Going forward we expect that maintaining this level of fee income will be more dependent on customer purchase activity for new loan originations and less dependent on refinance transactions, as many borrowers have already taken advantage of historically low market interest rates. Fees on deposits decreased when compared to the same quarter of the prior year due to the additional income received in September 2012 of $600,000 for nonrecurring vendor incentive fees. The current period reflects an increase in point-of-sale interchange fees of $146,000 resulting from an increased fee per transaction and a higher volume of transactions overall.
Noninterest expense was $9.3 million for the three months ended September 30, 2013, as compared to $8.8 million for the same period of the prior fiscal year, an increase of $507,000, or 5.7%.  The increase was attributed primarily to increases in compensation and employee benefits of $559,000 and professional fees of $83,000. Compensation costs increased due in part to an increase of 4.7% in the number of average full-time equivalents (“FTE's”) for the first three months of fiscal 2014 compared to the same period in the prior fiscal year. Staffing additions have been directed toward revenue-based functions which have produced positive net growth in loan volume. In addition, severance for an executive and closed branch staff added $85,000 of compensation expense. As part of employee benefits, pension plan expenses increased by $51,000 for the three month period ended September 30, 2013, as compared to the same period of the prior year. The annual actuarial valuation computed that net periodic pension costs increased by $202,000 for fiscal 2014, or 24.9% over fiscal 2013, with the remaining $151,000 to be recognized over the remaining periods of the current fiscal year. Professional fees increased due primarily to additional services provided by outside vendors related to financial statements and internal audit engagements. Occupancy and equipment decreased by $27,000 when compared to the same period of the prior year because of efficiency initiatives which continue to be implemented, including an additional branch closure during the fourth quarter of fiscal 2013.

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
Financial Condition Data
At September 30, 2013, the Company had total assets of $1.25 billion, an increase of $33.1 million from the level at June 30, 2013. Total loans and leases receivable increased $64.6 million, while total investment securities decreased by $32.3 million. Total liabilities increased by $34.3 million primarily due to an increase in deposits of $45.5 million and partially offset by a decrease in advances from the FHLB and other borrowings of $15.2 million. Stockholders' equity decreased by $1.2 million since June 30, 2013, primarily due to an increase in accumulated other comprehensive loss of $1.5 million, and partially offset by net income and reduced by the payment of dividends.
The increase in net loans and leases receivable, which excludes loans in process and deferred fees, was $64.6 million due to the increase in loan balances and only minimally reduced by the increase to the allowance for loan and lease losses. Commercial real estate and agricultural loans increased by $50.2 million and $12.7 million, respectively. The investment securities available for sale decreased by $39.1 million due primarily to the sale of securities and principal cash flow during the first three months of fiscal 2014. Total proceeds on the sale of securities available for sale during the fiscal year were $24.7 million for a net gain on sale of $273,000. During the first quarter of fiscal 2014, the Company purchased investment securities classified as held to maturity and carried an amortized cost of $6.7 million at September 30, 2013, compared to no securities classified as held to maturity at June 30, 2013.
Loans held for sale decreased $3.9 million, to $5.3 million at September 30, 2013, primarily due to timing of mortgage financing activity sold to secondary market investors and the resulting amount of one-to four-family loans held for sale.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits increased $45.5 million, to $944.3 million at September 30, 2013, due to a $14.3 million increase in non-public fund deposits, an increase of $18.1 million in public fund deposits and a $13.1 million increase in out-of-market certificate of deposits. Advances from the FHLB and other borrowings decreased $15.2 million, to $151.9 million at September 30, 2013 as compared to June 30, 2013, due to reduced funding needs resulting from increased deposits.
Stockholders' equity decreased $1.2 million at September 30, 2013 when compared to June 30, 2013. Stockholders' equity increased due to net income of $1.0 million, but was reduced by a net increase in accumulated other comprehensive loss of $1.5 million and the payment of cash dividends of $794,000.
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

	Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$726,345	$8,302	4.53%	$703,470	$9,006	5.08%
Investment securities(2)(3)	425,081	828	0.77	371,721	1,186	1.27
Correspondent bank stock	9,288	69	2.95	7,977	51	2.54
Total interest-earning assets	1,160,714	$9,199	3.14%	1,083,168	$10,243	3.75%
Noninterest-earning assets	72,158			83,133
Total assets	$1,232,872			$1,166,301
Interest-bearing liabilities:
Deposits:
Checking and money market	$347,036	$234	0.27%	$336,643	$397	0.47%
Savings	110,970	56	0.20	112,365	74	0.26
Certificates of deposit	271,864	726	1.06	278,278	935	1.33
Total interest-bearing deposits	729,870	1,016	0.55	727,286	1,406	0.77
FHLB advances and other borrowings	188,067	1,054	2.22	147,241	1,061	2.86
Subordinated debentures payable to trusts	24,837	353	5.64	27,837	428	6.10
Total interest-bearing liabilities	$942,774	$2,423	1.02%	$902,364	$2,895	1.27%
Noninterest-bearing deposits	163,785			131,901
Other liabilities	30,359			34,163
Total liabilities	1,136,918			1,068,428
Equity	95,954			97,873
Total liabilities and equity	$1,232,872			$1,166,301
Net interest income; interest rate spread(4)		$6,776	2.12%		$7,348	2.48%
Net interest margin(4)(5)			2.32%			2.69%
Net interest margin, TE(6)			2.36%			2.72%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended September 30, 2013 and 2012 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Net interest income	$6,776	$7,348
Taxable equivalent adjustment	118	85
Adjusted net interest income	6,894	7,433
Average interest-earning assets	1,160,714	1,083,168
Net interest margin, TE	2.36%	2.72%

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

	Three Months Ended September 30,
	2013 vs 2012
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$295	$(999)	$(704)
Investment securities(2)	173	(531)	(358)
Correspondent bank stock	8	10	18
Total interest-earning assets	$476	$(1,520)	$(1,044)
Interest-bearing liabilities:
Deposits:
Checking and money market	$12	$(175)	$(163)
Savings	(1)	(17)	(18)
Certificates of deposit	(22)	(187)	(209)
Total interest-bearing deposits	(11)	(379)	(390)
FHLB advances and other borrowings	295	(302)	(7)
Subordinated debentures payable to trusts	(46)	(29)	(75)
Total interest-bearing liabilities	$238	$(710)	$(472)

Net interest income decrease	$238	$(810)	$(572)
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
Investment Securities. Management determines the appropriate classification of securities at the date individual securities are acquired and evaluates the appropriateness of such classifications at each statement of financial condition date.
Investment securities classified as held to maturity, are those debt securities that management has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. Investment securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but may not hold necessarily to maturity, and all equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Investment securities available for sale are carried at fair value and unrealized gains or losses are reported as increases or decreases in other comprehensive income net of the related deferred tax effect. Sales of securities available for sale are recorded on a trade date basis.
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
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, an impairment valuation of $874,000 has been recorded for temporary impairment at September 30, 2013 of which $375,000 was recorded during fiscal 2014.
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
The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At September 30, 2013, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $1.7 million during the fiscal year to $21.5 million at September 30, 2013. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.72% at September 30, 2013, from 1.90% at June 30, 2013.
Nonaccruing loans and leases decreased to $21.3 million at September 30, 2013 compared to $22.6 million at June 30, 2013. Included in nonaccruing loans and leases at September 30, 2013 were two consumer residential relationships totaling $280,000, nine commercial business relationships totaling $4.2 million, six commercial real estate relationships totaling $893,000, eight agricultural real estate relationships totaling $11.1 million, three agricultural business relationships totaling $3.6 million, and 19 consumer relationships totaling $1.1 million.

Accruing loans and leases delinquent more than 90 days were $40,000 at September 30, 2013 compared to $0 at June 30, 2013. This was comprised of one customer relationship with a loan of $40,000 secured by agricultural real estate and a loan to value ratio of 49.25% at September 30, 2013.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $21.3 million, a decrease of $1.3 million from the levels at June 30, 2013. Approximately two-thirds of the nonperforming loans at September 30, 2013 were comprised of dairy operations, which is similar to the percentage at June 30, 2013. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
As of September 30, 2013, the Company had $226,000 of foreclosed assets. The balance of foreclosed assets consisted of $226,000 in single-family residences.
At September 30, 2013, the Company had designated $31.0 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $941,000 of unused lines of credit for those borrowers that have classified assets. At September 30, 2013, the Company had $6.1 million in commercial real estate and commercial business loans purchased, of which none of the amounts were classified at September 30, 2013. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the September 30, 2013, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at September 30, 2013 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	September 30, 2013	June 30, 2013
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$280	$236
Commercial business	4,246	4,365
Equipment finance leases	—	35
Commercial real estate	866	1,180
Multi-family real estate	27	27
Agricultural real estate	11,108	11,634
Agricultural business	3,639	4,113
Consumer direct	5	15
Consumer home equity	1,087	1,018
Total nonaccruing loans and leases	21,258	22,623
Accruing loans and leases delinquent more than 90 days:
Agricultural real estate	40	—
Total accruing loans and leases delinquent more than 90 days	40	—
Foreclosed assets:
One- to four-family	226	557
Total foreclosed assets(1)	226	564
Total nonperforming assets(2)	$21,524	$23,187
Ratio of nonperforming assets to total assets(3)	1.72%	1.90%
Ratio of nonperforming loans and leases to total loans and leases(4)	2.80%	3.25%
Accruing troubled debt restructures	$1,266	$1,792
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total consolidated assets of the Company.

(4)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Three Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Balance at beginning of period	$10,743	$10,566
Charge-offs:
One- to four-family	(7)	(1)
Equipment finance leases	(22)	(20)
Commercial real estate	(10)	—
Construction	—	(7)
Agricultural real estate	—	(6)
Agricultural business	(98)	—
Consumer direct	(4)	(10)
Consumer home equity	(115)	(289)
Consumer OD & reserve	(63)	(69)
Consumer indirect	—	(1)
Total charge-offs	(319)	(403)
Recoveries:
One- to four-family	1	20
Commercial business	12	108
Equipment finance leases	1	1
Agricultural real estate	5	38
Agricultural business	8	687
Consumer direct	5	11
Consumer home equity	2	27
Consumer OD & reserve	25	26
Consumer indirect	4	28
Total recoveries	63	946
Net recoveries (charge-offs)	(256)	543
Additions charged to operations	276	(300)
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$10,763	$10,809
Ratio of net (recoveries) charge-offs during the period to average loans and leases outstanding during the period (2)	0.14%	(0.31)%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.42%	1.55%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	50.54%	69.15%
_____________________________________

(1)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the three months ended September 30, 2013 and 2012 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	September 30, 2013		June 30, 2013
	(Dollars in Thousands)
Residential	$224	$21	$195	$8
Commercial business	902	749	893	665
Commercial real estate	2,408	42	2,225	148
Agricultural	3,581	1,005	3,156	1,481
Consumer	1,671	160	1,811	161
Total	$8,786	$1,977	$8,280	$2,463

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	September 30, 2013			June 30, 2013
	(Dollars in Thousands)
Residential	3	$320	$21	3	$277	$8
Commercial business	10	4,897	749	7	5,129	665
Commercial real estate	7	1,033	42	9	1,360	148
Agricultural	13	14,868	1,005	16	16,295	1,481
Consumer	31	1,445	160	30	1,320	161
Total	64	$22,563	$1,977	65	$24,381	$2,463

The allowance for loan and lease losses was $10.8 million at September 30, 2013, as compared to $10.7 million at June 30, 2013. The general valuation allowance increased by $506,000 due to increased loan volumes and adjusted for fluctuations in historical losses and environmental factors. The specific valuation allowance decreased by $486,000 to $2.0 million, due to fewer impaired loan balances since the prior fiscal year end and the specific reserves calculated on the impaired loans. The majority of the specific valuation allowance continues to be related to the agricultural portfolio segment. The ratio of the allowance for loan and lease losses to total loans and leases was 1.42% at September 30, 2013, compared to 1.54% at June 30, 2013. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At September 30, 2013, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $93,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-

balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Form 10-K for the year ended June 30, 2013, for a description of the Company's policy regarding the provision for losses on loans and leases.
Comparison of the Three Months Ended September 30, 2013 and September 30, 2012
General.    The Company's net income was $1.0 million or $0.14 for basic and diluted earnings per common share for the three months ended September 30, 2013, a $1.1 million decrease in net income compared to $2.1 million or $0.29 for basic and diluted earnings per common share, respectively, for the same period of the prior year. For the first three months of fiscal 2014 the return on average equity (i.e., net income divided by average equity) was 4.05%, compared to 8.42% in the same period of the prior year. The return on average assets (i.e., net income divided by average assets) was 0.32% compared to 0.71% for the same respective periods. As discussed in more detail below, the decreases were due to a variety of key factors, including a decrease in net interest income of $572,000, an increase in the provision for losses on loans and leases of $576,000, and an increase in noninterest expense of $507,000, and were partially offset by an increase in noninterest income of $55,000 and a decrease in income taxes of $502,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $9.2 million for the three months ended September 30, 2013, as compared to $10.2 million for the same period of the prior year, a decrease of $1.0 million or 10.2%. Interest earned on loans and leases receivable totaled $8.3 million for the first three months of fiscal 2014 which is a decrease of $704,000, when compared to the same period of the prior fiscal year. The average balance of loans and leases receivable increased by $22.9 million to $726.3 million, or an increase of 3.3% for the first three months of fiscal 2014 as compared to the same period in fiscal 2013. For the year-over-year comparison of yield on loans and leases receivable, the average yield decreased by 55 basis points to 4.53%. Interest earned on investment securities and interest-earning deposits decreased by $340,000 to $897,000 for the three month period ended September 30, 2013, when compared to the same period of the prior year, primarily due to a decrease in yield due in part to increased amortization of premium expense on available-for-sale securities based upon an increase in prepayment speeds on mortgage-backed securities in the first two months of the quarter. The average yield on investment securities and interest-earning deposits decreased 50 basis points to 0.77%, which was partially offset by an increase of $53.4 million, or 14.4%, in the average balance of investment securities to $425.1 million. The average balance of total interest-earning assets increased by 7.2%, resulting in an increase to interest, dividend and loan fee income of $476,000, while the average yield on interest-earning assets decreased 61 basis points, resulting in a decrease of $1.5 million.
Interest Expense.    Interest expense was $2.4 million for the three months ended September 30, 2013, as compared to $2.9 million for the same period of the prior year, a decrease of $472,000 or 16.3%. A $379,000 decrease in interest expense was the result of a 22 basis point decrease in average rates paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by 0.4%, but the transfer in average balances of higher rate paying certificates to the lower paying checking and money market accounts resulted in an additional savings of $11,000. The average rate on interest-bearing deposits was 0.55% for the three months ended September 30, 2013, as compared to 0.77% for the same period of the prior year. Noninterest bearing deposits increased by $31.9 million to an average balance of $163.8 million for the three months ended September 30, 2013 as compared to the prior year. Average balances for FHLB advances and other borrowings increased by $40.8 million, or 27.7% for the three months ended September 30, 2013 as compared to the same period of the prior year. The average balance increase resulted in increased interest expense of $295,000, but was offset by an average rate decrease of 64 basis points, resulting in interest savings of $302,000. Interest expense on subordinated debentures decreased by $75,000 for the three months ended September 30, 2013, when compared to the prior fiscal year, due to repayment of $3.0 million in debt in the fourth quarter of fiscal 2013 and reduced average interest rates resulting from hedging arrangements which became effective during the last 12 months.
Net Interest Income.    Net interest income for fiscal 2014 was $6.8 million, a decrease of $572,000, or 7.8%, compared to fiscal 2013, due to a decrease in interest income of $1.0 million or 10.2% and partially offset by a decrease in interest expense of $472,000 or 16.3%.  The net interest margin was 2.32%, compared to 2.69% for the prior fiscal year, a decrease of 37 basis points. The Company's net interest margin on a fully taxable equivalent basis was 2.36% for the fiscal year ended September 30, 2013, as compared to 2.72% for the prior fiscal year. The yield on interest-earning assets decreased 61 basis points to 3.14% for fiscal 2014, while the average rate paid on interest-bearing liabilities decreased 25 basis points to 1.02% in fiscal 2014. In fiscal 2014, the average balances increased from the prior fiscal year for interest-earning assets and interest-bearing liabilities by 7.2% and 4.5%, respectively. The average yield on interest-earning assets decreased primarily due to the repricing of adjustable rate loans, refinance activity and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-backed securities purchased at a premium. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases increased $576,000, to $276,000 for the three months ended September 30, 2013, as compared to a net benefit of $300,000 for the same period in the prior year. The increase in the provision is due in part to increasing loan balances, but partially offset by a decrease in classified assets of $13.9 million, or 31.0% when compared to balances at September 30, 2012. Net chargeoffs totaled $256,000 for the first three months of fiscal 2014 compared to net recoveries of $543,000 in the first three months of fiscal 2013. Nonperforming assets increased by $4.8 million, or 29.0%, to $21.5 million at September 30, 2013 when compared to September 30, 2012. Dairy-related credits within the agricultural sector remained the largest segment within the nonperforming assets for September 30, 2013.
The allowance for losses on loans and leases at September 30, 2013 was $10.8 million, which is similar to the balance at September 30, 2012. The ratio of allowance for loan and lease losses to total loans and leases was 1.42% at September 30, 2013, compared to 1.55% at September 30, 2012. The specific valuation allowance of $2.0 million, a decrease of $165,000 from September 30, 2012, is comprised primarily of $1.0 million allowance attributed to impaired agricultural loans and $749,000 allowance attributed to impaired commercial business loans. At September 30, 2013 the general valuation allowance of $8.8 million, an increase of $119,000 since September 30, 2012, comprises the remainder of the allowance for loan and lease losses and is evaluated based primarily upon a review of historical loss and environmental factors. The ratio of allowance for loan and lease losses to nonperforming loans and leases at September 30, 2013, was 50.54% compared to 69.15% at September 30, 2012. The Bank's management believes that the September 30, 2013, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $4.2 million for the three months ended September 30, 2013, as compared to $4.1 million for the same period of the prior fiscal year, which represents an increase of $55,000 or 1.3%. This increase was due to an increase in net loan servicing income of $660,000 and offset by a decrease in the net gain on sale of loans and fees on deposits of $228,000 and $428,000, respectively. In the first quarter of the prior fiscal year, deposit fees included $600,000 of nonrecurring vendor incentive fees related to a debit card vendor transition. In September 2012, interest rate swap contracts on deposits were terminated which resulted in a one-time charge of $1.5 million and was reported as a reduction to other noninterest income. Investment securities with unrealized gains were sold to offset the effect of the contract termination losses. For fiscal 2014, the decrease in net gains on securities and the increase in other noninterest income reflect the effect of these prior year transactions.
Loan servicing income increased by $660,000 to $620,000 for the first three months of fiscal 2014 primarily due to the net decrease of the valuation allowance provision of $638,000. In the current period ended September 30, 2013, the valuation allowance provision was a net benefit of $375,000 compared to a net provision expense for the same period of the prior year of $263,000. In addition, amortization expense decreased by $87,000 and was partially offset by a decrease in servicing income of $65,000 when compared to the same period of the prior year. The valuation allowance reversal increased the carrying value of the capitalized portfolio asset to the estimated fair value of the capitalized asset, as required by GAAP. An assessment of prepayment speeds within the portfolio contributed to the valuation allowance decrease, and also decreased the amount of amortization expense as compared to the same period of the prior year. Servicing income decreased due to a decreasing asset base and an overall lesser net servicing fee percentage which is based on investor mix and modified for delinquencies.
Net gain on the sale of loans totaled $794,000, a decrease of $228,000 for the three months ended September 30, 2013, as compared to the same period of the prior fiscal year. The decrease reflects reduced customer refinancing volume on residential lending in the current fiscal year when compared to the same period in the prior fiscal year. Origination activity for residential lending continues to remain brisk for customer purchase activity, while reduced refinance activity is affected by recent increases to interest rates.

Net gain on the sale of securities totaled $273,000, a decrease of $1.5 million for the three months ended September 30, 2013, as compared to the same period of the prior fiscal year. The Company received proceeds of $24.7 million for net gains of $273,000 for the first three months of fiscal 2014 as compared to proceeds received of $73.0 million for net gains of $1.8 million for the first three months of fiscal 2013. In September 2012, securities with unrealized gains were sold to offset the effect of the termination losses associated with interest rate swap contracts.
Fees on deposits decreased $428,000, or 20.4% to $1.7 million for the three months ended September 30, 2013, as compared to the same period of the prior year. In the first quarter of the prior fiscal year, deposit fees included $600,000 of nonrecurring vendor incentive fees related to a debit card vendor transition. Partially offsetting this decrease was an increase in point-of-sale interchange fees of $146,000 resulting from an increased fee per transaction and a higher volume of transactions overall.
Noninterest Expense.    Noninterest expense was $9.3 million for the three months ended September 30, 2013, compared to $8.8 million for the three months ended September 30, 2012, an increase of $507,000, or 5.7%. Increases in compensation and employee benefits of $559,000 was the primary factor for the increase in noninterest expense. In addition, professional fees increased by $83,000 when comparing the first quarter of fiscal 2014 to fiscal 2013. These increases were partially offset by a decrease in check and data processing expense and marketing and community investment of $82,000 and $54,000, respectively.
Compensation and employee benefits were $5.5 million for the three months ended September 30, 2013, an increase of $559,000, or 11.3% when compared to the same period ended September 30, 2012. Salaries and wages increased $346,000 or 10.6% for the first three months of fiscal 2014, when compared to the same period of fiscal 2013. Approximately one-half of this increase was due primarily to an increase in average FTEs of 4.7%, when comparing the first three months of fiscal 2014 to fiscal 2013, as revenue-producing mortgage, agricultural and business banking staff were added. In addition, less compensation was deferred for loan origination amortization of $143,000, while severance pay for an executive and closed branch staff of $85,000 resulted in additional compensation costs. Mortgage commissions, which are a component of variable pay, increased by $138,000 for the first quarter of fiscal 2014 compared to fiscal 2013, due to restructured compensation plans of mortgage originators. Previously, mortgage originators were paid a larger portion of their compensation as a base salary component and additional incentive pay was earned based on activity. In the third quarter of fiscal 2013, the plan was modified to reduce the structured base salary and increase the incentive pay of mortgage originators for loan closing criteria. As mortgage origination volume fluctuates, incentive compensation will similarly correspond with the volume of business. In addition, pension plan expenses increased by $51,000 for the three month period ended September 30, 2013, as compared to the same period of the prior year, due to the annual actuarial valuation and computed net periodic pension costs increase.
Professional fees were $726,000 for the first three months of fiscal 2014, which is a increase of $83,000, or 12.9%, from the same period of fiscal 2013. This increase was due primarily to additional external audit costs related to financial statement review and outsourcing of internal audit engagements.
Check and data processing expense was $735,000 for the first three months of fiscal 2014, which is a decrease of $82,000, or 10.0%, from the same period of fiscal 2013. Reduced data communications and card service fee expense were the primary factors for the savings, but were partially offset by increased computer service expenses (i.e. licensing, website utilization fees and annual maintenance costs related to vendor computer systems).
Marketing and community investment decreased $54,000 to $314,000 for the three months ended September 30, 2013. A reduction in advertising costs of $53,000 was the primary factor for the decrease when comparing the current period with the same period of the prior fiscal year.
Income tax expense.    The Company's income tax expense for the three months ended September 30, 2013 decreased to $374,000 compared to $876,000 for the same period of the prior fiscal year. The effective tax rates were 27.6% and 29.7% for the three months ended September 30, 2013 and 2012, respectively. The rates were less than expected due to a higher percentage of permanent tax differences to pre-tax income.
Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities and financing activities for the three months ended September 30, 2013 was $5.9 million and $33.9 million, respectively, which was partially offset by net cash used in investing activities of $35.3 million. For the same period ended September 30, 2012, net cash provided by investing activities was $47.7 million and was partially offset by net cash used in operating activities and financing activities of $2.4 million and $38.1 million, respectively. The results were an increase in cash and cash equivalents of $4.5 million for the three months ended September 30, 2013 compared to an increase in cash and cash equivalents of $7.2 million for the same period of the prior fiscal year.

The Company's primary sources of funds are net interest income, in-market deposits, FHLB advances and other borrowings, repayments of loan principal, agency residential mortgage-backed securities and callable agency securities and, to a lesser extent, sales of mortgage loans, sales and maturities of investment securities, out-of-market deposits, and short-term investments. While scheduled loan payments and maturing securities are relatively predictable, deposit flows and loan and security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions. Excess balances are invested in overnight funds.
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the three months ended September 30, 2013, the Bank decreased its borrowings with the FHLB and other borrowings by $15.2 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At September 30, 2013, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$66.4 million of available credit from the Federal Reserve Bank; and

•	$271.0 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at September 30, 2013. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.00% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of September 30, 2013, the Bank had $35.7 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2013, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $38.4 million and to sell mortgage loans of $5.3 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At September 30, 2013, the Bank had outstanding commitments to purchase $500,000 of investment securities classified as held to maturity and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at September 30, 2013. The line of credit was renewed on October 1, 2013 and is available through October 1, 2014. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At September 30, 2013, the Bank met all current capital requirements.
The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.32% at September 30, 2013. The minimum OCC total risk-based capital requirement for well-capitalized institutions is 10% of risk-weighted assets. The Bank had total risk-based capital of 14.92% at September 30, 2013.

The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At September 30, 2013, the total notional amount of interest rate swap contracts was $60.6 million with a fair value net loss of $1.1 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 13 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
Off-Balance Sheet Arrangements
In the normal course of business, the Company makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with GAAP, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of credit and standby letters of credit and are discussed further in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for fiscal 2013, under Note 20 in the “Notes to Consolidated Financial Statements.”
Off-balance sheet arrangements also include trust preferred securities, which have been de-consolidated in this report. Further information regarding trust preferred securities can be found in Note 12 in the "Notes to Consolidated Financial Statements" of this Form 10-Q.
Recent Accounting Pronouncements
In December 2011, FASB issued ASU 2011-11 “Balance Sheet” (ASC Topic 210), disclosures about offsetting assets and liabilities. This update affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. The guidance is effective for annual periods beginning January 1, 2013 and the interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted this update in the first quarter of fiscal 2014 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In October 2012, FASB issued ASU 2012-06 “Business Combinations” (ASC Topic 805), subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution. This guidance requires that in a business combination, an acquirer should measure at each subsequent reporting date an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management's assessment of the collectability of the indemnification asset. The guidance is effective for annual periods beginning December 15, 2012, and the interim periods within those annual periods. The Company adopted this update in the first quarter of fiscal 2014 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In February 2013, FASB issued ASU 2013-04 “Liabilities” (ASC Topic 405), obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This update requires measuring the obligation resulting from joint and several liability arrangements to include (1) the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors and, (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. The amendments in this update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company anticipates to adopt this update in the first quarter of fiscal 2015 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

In April 2013, FASB issued ASU 2013-07 “Presentation of Financial Statements” (ASC Topic 205), liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). The guidance is effective for entities that determine liquidation is imminent for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. The Company anticipates to adopt this update in the first quarter of fiscal 2015 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In July 2013, FASB issued ASU 2013-10 “Derivatives and Hedging” (ASC Topic 815), inclusion of the Fed Funds effective swap rate (or overnight index swap rate) as a benchmark interest rate for hedge accounting purposes. The amendments permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the US Treasury Rate and London Interbank Offered Rate ("LIBOR"). The amendments also remove the restriction on using different benchmark rates for similar hedges. The guidance is effective for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. Early adoption is permitted. The Company anticipates to adopt this update in the first quarter of fiscal 2015 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In July 2013, FASB issued ASU 2013-11 “Income Taxes” (ASC Topic 740), regarding presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law to settle any additional income taxes that would result from the disallowance of a tax position, or the entity is not planning on using any deferred tax for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. Early adoption is permitted. The Company anticipates to adopt this update in the first quarter of fiscal 2015 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
Since July 1, 2013, the FASB issued ASU No. 2013-09 through 2013-11. Other than ASU 2013-10 and ASU 2013-11 mentioned above, no other updates are applicable to the consolidated financial statements of the Company.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through November 8, 2013, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at September 30, 2013 and June 30, 2013, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2013 or that the Company's primary market risk exposures and how those exposures were managed during the three months ended September 30, 2013 changed significantly when compared to June 30, 2013.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

September 30, 2013
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$251,050	$27,031	12%
+200	245,114	21,095	9
+100	235,960	11,941	5
—	224,019	—	—
-100	190,963	(33,056)	(15)

June 30, 2013
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$249,104	$27,463	12%
+200	243,835	22,194	10
+100	234,513	12,872	6
—	221,641	—	—
-100	184,269	(37,372)	(17)
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the

effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2013.
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

HF FINANCIAL CORP.
Date:	November 8, 2013	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)
Date:	November 8, 2013	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Separation Agreement between Home Federal Bank and Natalie A. Sundvold, dated September 24, 2013.
10.2
Home Federal Bank Amended and Restated Short-Term Incentive Plan (as amended and restated effective July 1, 2013) (incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 25, 2013 and filed with the SEC on September 30, 2013, file no. 033-44383).

10.3
Home Federal Bank Eighth Amended and Restated Long-Term Incentive Plan (including Form of Phantom Stock Award Agreement) (incorporated by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated September 25, 2013 and filed with the SEC on September 30, 2013, file no. 033-44383).

10.4	Promissory Note dated October 1, 2013, by and between the Company and United Bankers’ Bank.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

___________________________________________________
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.